Form 10-K
period 1994-12-31
DOMINION RESOURCES INC /VA/
filed 1995-03-08
CIK 715957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
   (MARK ONE)
          ( X )      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                      THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
          (   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 1-8489
                            DOMINION RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                VIRGINIA                                 54-1229715
     (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)
          901 EAST BYRD STREET
           RICHMOND, VIRGINIA                            23261-6532
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)



                                 (804) 775-5700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



    TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
    Common Stock, no par value     New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE:
                                (TITLE OF CLASS)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )
     The aggregate market value of voting stock held by nonaffiliates of the registrant was $6,558,572,914 at January 31, 1995, based on the closing price of the Common Stock on such date, as reported on the composite tape by The Wall Street Journal.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                      CLASS               OUTSTANDING AT JANUARY 31, 1995
               Common Stock, no par value               172,028,142




                      DOCUMENTS INCORPORATED BY REFERENCE:
(a) Portions of the 1994 Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference in Parts I, II and IV hereof.
(b) Portions of the 1995 Proxy Statement, dated March 16, 1995, are incorporated by reference in Part III hereof.

                            DOMINION RESOURCES, INC.

 ITEM                                                                                                                  PAGE
NUMBER                                                                                                                NUMBER
                                                           PART I
   1.    Business
         The Company...............................................................................................      1
         Capital Requirements and Financing Program................................................................      2
         Capital Requirements......................................................................................      2
         Construction and Nuclear Fuel Expenditures................................................................      2
         Financing Program.........................................................................................      2
         Rates.....................................................................................................      3
         Virginia Power............................................................................................      3
         Regulation................................................................................................      4
         Virginia Power Sources of Power...........................................................................      6
         Virginia Power Sources of Energy Used and Fuel Costs......................................................      7
         Interconnections..........................................................................................      9
         Future Sources of Power...................................................................................      9
         Competition...............................................................................................     10
         Conservation and Load Management..........................................................................     10
   2.    Properties................................................................................................     10
   3.    Legal Proceedings.........................................................................................     11
   4.    Submission of Matters to a Vote of Security Holders.......................................................     12
         Executive Officers of the Registrant......................................................................     13
                                                          PART II
   5.    Market for the Registrant's Common Stock and Related Shareholder Matters..................................     14
   6.    Selected Financial Data...................................................................................     14
   7.    Management's Discussion and Analysis......................................................................     14
   8.    Financial Statements and Supplementary Data...............................................................     14
   9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................     14
                                                          PART III
  10.    Directors and Executive Officers of the Registrant........................................................     14
  11.    Executive Compensation....................................................................................     14
  12.    Security Ownership of Certain Beneficial Owners and Management............................................     14
  13.    Certain Relationships and Related Transactions............................................................     14
                                                          PART IV
  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................................     15

                                     PART I
                                ITEM 1. BUSINESS
                                  THE COMPANY
     Dominion Resources, Inc. (Dominion Resources), organized in 1983, has its principal office at 901 East Byrd Street, Richmond, Virginia 23219, telephone
(804) 775-5700. The principal assets of Dominion Resources are its investments in its subsidiaries.
     At December 31, 1994, Dominion Resources owned all of the outstanding common stock of its subsidiaries: Dominion Capital, Inc. (Dominion Capital); Dominion Energy, Inc. (Dominion Energy) and Virginia Electric and Power Company (Virginia Power), its largest subsidiary.
     Dominion Capital, which was established as a subsidiary of Dominion Resources in 1985, provides financial services to the holding company and other nonutility subsidiaries and also uses its own assets to make equity and fixed-income investments. The principal assets of Dominion Capital are a 50% limited partnership interest in a Louisiana hydroelectric project, investments in marketable securities, and Rincon Securities Inc., a Dominion Capital subsidiary which holds a diversified portfolio of preferred stocks. Dominion Capital also has investments in affordable housing, real estate and leases. Dominion Financing, Inc., another subsidiary of Dominion Capital, is engaged in the issuance of medium-term notes to finance a portion of Dominion Capital's activities. In 1994, Dominion Lands, Inc. (Dominion Lands), formerly a direct subsidiary of Dominion Resources, became a subsidiary of Dominion Capital to consolidate its residential projects with other company real estate ventures.
     Dominion Lands was established in 1986 and is involved in joint venture real estate development projects in Virginia and North Carolina. It also holds properties in those states for future development or sale. Dominion Lands began to market its first three projects in the fourth quarter of 1990: Harborside, a condominium townhouse development on the Potomac River in Old Town, Alexandria, Virginia; Governor's Land, a 1,400-acre residential community near Williamsburg, Virginia, and Uwharrie Point, a 900-acre lake resort and second-home development near Charlotte, North Carolina. Dominion Lands has not invested in commercial real estate projects such as office buildings and retail developments. It has, instead, pursued development of amenity-oriented communities offering recreational and residential life styles.
     Dominion Energy was established as a subsidiary of Dominion Resources in 1987 and is active in a number of partnerships to develop nonutility electric power generation projects outside the territory served by Virginia Power. Dominion Energy is involved in projects in six states, Argentina and Belize, which total approximately 2,031 Mw. Projects in operation throughout 1994 in which Dominion Energy has an interest include three gas-fueled projects totaling 1,290 Mw owned by Enron/Dominion Cogen Corporation, two geothermal projects in California, a solar project in California, four small hydroelectric projects in New York, a waste coal-fueled project in West Virginia, a wood- and coal-fueled project in Maine, a hydroelectric and a gas-fired project in Argentina and two gas-fired projects in California. During 1991, Dominion Energy announced its plans to develop a 25 Mw run-of-river hydroelectric project in Belize which began construction in 1992. This facility is scheduled to begin commercial operation in the summer of 1995. Dominion Energy also participates in partnerships to acquire and develop natural gas reserves. In 1994, it added 82 billion cubic feet (BCFE) of natural gas reserves. Production from company holdings in 1994 totaled 36 BCFE. In connection with the establishment in 1994 of the Dominion Resources Black Warrior Trust, Dominion Energy sold 63 BCFE of natural gas reserves. By the end of 1994, Dominion Energy held 325 BCFE in natural gas reserves.
     For additional information on the nonutility businesses, see NONUTILITY ISSUES under FUTURE ISSUES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS on page 23 of the 1994 Annual Report to Shareholders. For additional information on significant corporate governance issues and changes in the composite of the Boards of Directors of Dominion Resources and Virginia Power see Item 3. LEGAL PROCEEDINGS and Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.
     Dominion Resources is currently exempt from registration as a holding company under the Public Utility Holding Company Act of 1935 (1935 Act).
     Virginia Electric and Power Company, incorporated in 1909, Dominion Resources' largest subsidiary, is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and northeastern North Carolina. It transacts business under the name VIRGINIA POWER in Virginia and under the name NORTH CAROLINA POWER in North Carolina. It sells electricity to retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives and municipalities. The Virginia service area comprises about 65%
                                       1
of Virginia's total land area but accounts for over 80% of its population. As used herein, the term "Virginia Power" shall be deemed to refer to the entirety of Virginia Electric and Power Company, including, without limitation, its Virginia and North Carolina operations.
     Virginia Power has nonexclusive franchises or permits for electric operations in substantially all cities and towns now served. It also has certificates of convenience and necessity from the Virginia State Corporation Commission (the Virginia Commission) for service in all territory served at retail in Virginia. The North Carolina Utilities Commission (the North Carolina Commission) has assigned territory to Virginia Power for substantially all of its retail service outside certain municipalities in North Carolina.
     Virginia Power strives to operate its generating facilities in accordance with prudent utility industry practices and in conformity with applicable statutes, rules and regulations. Like other electric utilities, Virginia Power's generating facilities are subject to unanticipated or extended outages for repairs, replacements or modifications of equipment or otherwise to comply with regulatory requirements. Such outages may involve significant expenditures not previously budgeted, including replacement energy costs. See NUCLEAR under REGULATION below and NUCLEAR OPERATIONS AND FUEL SUPPLY under VIRGINIA POWER SOURCES OF ENERGY USED AND FUEL COSTS.
     Dominion Resources and its subsidiaries had 10,789 employees as of December 31, 1994.
                   CAPITAL REQUIREMENTS AND FINANCING PROGRAM
CAPITAL REQUIREMENTS
     See MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on pages 27 and 28 of the 1994 Annual Report to Shareholders. CONSTRUCTION AND NUCLEAR FUEL EXPENDITURES
     Virginia Power's estimated construction and nuclear fuel expenditures, including Allowance for Funds Used During Construction (AFC), for the three-year period 1995-1997, total $1.9 billion. It has adopted a 1995 budget for construction and nuclear fuel expenditures as set forth below:

                                                                                         ESTIMATED 1995
                                                                                          EXPENDITURES
                                                                                           (MILLIONS)
New Generating Facilities:
  Clover Unit 1 and Unit 2............................................................        $ 52
Other Production:
  North Anna Unit 2 steam generator replacement.......................................          70
  Clean Air Act.......................................................................          25
  Other...............................................................................          90
General Support Facilities............................................................          56
Transmission..........................................................................          59
Distribution..........................................................................         262
Nuclear Fuel..........................................................................          59
  Total Construction Requirements and Nuclear Fuel....................................         673
AFC...................................................................................          11
  Total Expenditures..................................................................        $684

FINANCING PROGRAM
     See MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS and MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on pages 19 through 28 of the 1994 Annual Report to Shareholders.
                                       2

                                     RATES
VIRGINIA POWER
     Virginia Power was subject to rate regulation in 1994 as follows:

                                                                                           1994
                                                                                  PERCENT       PERCENT
                                                                                     OF           OF
                                                                                  REVENUES     KWH SALES
Virginia retail:
  Non-Governmental customers....................    Virginia Commission               78%          73%
  Governmental customers........................    Negotiated Agreements             11           12
North Carolina retail...........................    North Carolina Commission          4            4
Wholesale:
  Requirements -- Sales for Resale..............    Federal Energy Regulatory          5            8
                                                    Commission (FERC)
  Non-Requirements -- Sales for Resale..........    FERC                               2            3
                                                                                     100%         100%

     Substantially all of Virginia Power's electric sales are subject to recovery of changes in fuel costs either through fuel adjustment factors or periodic adjustments to base rates, each of which requires prior regulatory approval.
     Each of these jurisdictions has the authority to disallow recovery of costs it determines to be excessive or imprudently incurred. Various cost items may be reviewed on occasion, including costs of constructing or modifying facilities, on-going purchases of capacity or providing replacement power during generating unit outages.
     The principal rate proceedings in which Virginia Power was involved in 1994 are described below by jurisdiction. Rate relief obtained by Virginia Power is frequently less than requested.
VIRGINIA
     On February 3, 1994, the Virginia Commission entered its Final Order in Virginia Power's 1992 rate case, approving an increase in annual revenues of $241.9 million. Refunds of $129.2 million (representing the amount recovered under interim rates in excess of the rates finally approved, with interest) were completed by the end of April. The Commission also approved continuation of deferral accounting to recover purchased power capacity costs, allowed inclusion of salary incentive pay in the cost of service, accepted Virginia Power's calculation of postretirement benefits other than pensions, allowed rate base to be updated to November 30, 1992, and recommended a return on equity in the range of 10.5% to 11.5% with rates to be based on 11.4% to reflect superior operating performance of Virginia Power's generating units. The Commission disapproved proposed changes in Virginia Power's line extension policy and a proposed increase in its summer/winter rate differential, and it disallowed from recovery through rates the gross receipts tax component of capacity payments under certain previously executed power purchase contracts. The Commission directed Virginia Power, the Commission's Staff and other interested parties to explore the concept of expanding the generating unit performance program to include purchases of capacity and to present testimony on that issue in Virginia Power's next rate case. Virginia Power and several non-utility generators that will be adversely affected by the ruling that disallowed rate recovery of the gross receipts tax component of purchased power costs appealed that ruling to the Virginia Supreme Court. On January 13, 1995, the Court issued its Opinion affirming the Virginia Commission's decision. On January 23, 1995, Virginia Power and the other appellants filed Motions of Intent to Seek Rehearing.
     On January 31, 1994, a hearing before a Hearing Examiner was held on Virginia Power's application requesting approval of Schedule DEF -- Dispersed Energy Facility, a rate schedule that would allow Virginia Power to respond to the request of an industrial or commercial customer to build and operate a generating facility at its business location and to sell to that customer all of the electricity and associated steam from that facility under a long-term contract. On June 23, 1994, the Hearing Examiner recommended approval on an experimental basis (see COMPETITION below).
     On January 10, 1994, a hearing was held before a Hearing Examiner on Virginia Power's application to revise its Schedule 19 (rates to be paid to small qualifying facilities), which sought, among other things, approval of (a) limiting the schedule's applicability to facilities of 100 Kw or less and (b) postponing the commencement of capacity payments until the capacity is needed by Virginia Power. On April 25, 1994, the Hearing Examiner issued his Report recommending approval of
                                       3
these and other features of Virginia Power's application, and on July 1, 1994, the Commission entered its Final Order accepting the Examiner's recommendation as to these and most other issues.
     On September 19, 1994, Virginia Power filed with the Virginia Commission an application for a $25 million increase in the fuel factor. A hearing was held on October 28, 1994, and the Commission approved an increase of $9.9 million effective November 1, 1994.
     Virginia Power filed an application with the Virginia Commission on December 21, 1994, seeking approval, on an experimental basis, to implement a real time pricing (RTP) option for its industrial customers with loads in excess of 10 Mw. Under this option, all or a portion of an industrial customer's load growth would be supplied at projected incremental hourly production costs, adjusted for line losses and taxes, plus a margin of 0.6 cents per Kwh, and a marginal cost-based Generation Capacity Adder and a Transmission Capacity Adder would be applicable during those hours when the Virginia Power system is approaching its forecasted annual peak demand. Up to 20% of an industrial customer's existing load could be served on an RTP basis if the customer executes a five-year contract for such service.
COUNTY AND MUNICIPAL
     On January 30, 1995, Virginia Power reached agreement on the terms of a three-year contract governing rates for county and municipal customers in Virginia, which will continue through June 30, 1997. This contract resulted in a decrease of $25.5 million in annual base revenue from the previous contract and became effective July 1, 1994, with base rates remaining constant through the term of the contract.
NORTH CAROLINA
     In Virginia Power's 1992 rate case before the North Carolina Commission, the Commission disallowed recovery of certain capacity costs paid to a cogenerator and a portion of the compensation of certain Virginia Power officers. Virginia Power appealed the Commission's Order on those issues, and on December 9, 1994, the North Carolina Supreme Court affirmed the disallowance of each by the Commission. Virginia Power filed a Motion for Rehearing on January 13, 1995.
     Virginia Power filed an application with the North Carolina Commission on September 9, 1994 for a $1.5 million increase in fuel rates. A hearing was held on November 8, 1994, and the increase was approved on December 19, 1994.
     On December 22, 1994, Virginia Power filed an application with the North Carolina Commission for approval of Self-Generation Deferral Rates that are a part of an Energy Agreement between North Carolina Power and Weyerhaeuser. The Energy Agreement involves the use of a negotiated pricing structure which will result in the deferral of the installation of additional self-generation facilities by Weyerhaeuser.
                                   REGULATION
GENERAL
     In a wide variety of matters in addition to rates, Virginia Power is presently subject to regulation by the Virginia Commission and the North Carolina Commission, the Environmental Protection Agency (EPA), Department of Energy (DOE), Nuclear Regulatory Commission (NRC), FERC, the Army Corps of Engineers, and other federal, state and local authorities. Compliance with numerous laws and regulations increases Virginia Power's operating and capital costs by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. The commissions regulating Virginia Power's rates have historically permitted recovery of such costs.
     Virginia Power may not construct, or incur financial commitments for construction of, any substantial generating facilities or large capacity transmission lines without the prior approval of state and federal governmental agencies having jurisdiction over various aspects of its business. Such approvals relate to, among other things, the environmental impact of such activities, the relationship of such activities to the need for providing adequate utility service and the design and operation of proposed facilities.
     Various provisions of the Energy Policy Act of 1992 (Energy Act) that could affect Virginia Power include those provisions encouraging the development of nonutility generation, giving FERC authority to order transmission access for wholesale transactions, requiring higher energy efficiency and alternative fuels use, restructuring of nuclear plant licensing procedures, and requiring state regulatory authorities to give full rate treatment for the effects of conservation and demand
                                       4
management programs, including the effects of reduced sales. While the full impact of the Energy Act on Virginia Power cannot at this time be quantified, it is likely, over time, to be significant. See COMPETITION below and COMPETITION in UTILITY ISSUES in FUTURE ISSUES under MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS on pages 21 and 22 of the 1994 Annual Report to Shareholders. ENVIRONMENTAL
     From time to time, Virginia Power may be identified as a potentially responsible party (PRP) with respect to a Superfund site. EPA (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation and feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other and seek reimbursement from their insurance companies. As a result of the Superfund Act or other laws or regulations regarding the remediation of waste, Virginia Power may be required to expend amounts on remedial investigations and actions. Although Virginia Power is not currently aware of any sites or events including those sites currently identified likely to result in significant liabilities, such amounts, in the future, could be significant.
     Permits under the Clean Water Act and state laws have been issued for all of Virginia Power's steam generating stations now in operation. Such permits are subject to reissuance and continuing review.
     Virginia Power is subject to the Clean Air Act (Air Act), which provides the statutory basis for ambient air quality standards. In order to maintain compliance with such standards and reduce the impact of emissions on ambient air quality, Virginia Power may be required to incur significant additional expenditures in constructing new facilities or in modifying existing facilities. Virginia Power has installed a scrubber at its Mt. Storm Unit 3 Power Station. This scrubber began operation on October 31, 1994. The cost of this scrubber and related equipment was $147 million. Virginia Power is presently conducting studies leading to the compliance plan for Phase II of the Clean Air Act, which may involve the installation of two additional scrubbers, the addition of nitrogen oxide controls and other methods for compliance. The present estimate for the total capital cost for compliance, assuming the installation of three scrubbers, nitrogen oxide controls and emission monitoring instrumentation, is $481 million (1992 dollars). Annual incremental compliance costs for operation, maintenance and fuel costs are estimated to be $128 million. These cost estimates may change upon completion of the study effort now underway.
     Virginia Power continues to work with the West Virginia Office of Air Quality concerning opacity requirements applicable to the Mt. Storm Power Station.
     For additional information on ENVIRONMENTAL MATTERS, see Note O to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS of the 1994 Annual Report to Shareholders.
NUCLEAR
     All aspects of the operation and maintenance of Virginia Power's nuclear power stations are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.
     From time to time, the NRC adopts new requirements for the operation and maintenance of nuclear facilities. In many cases, these new regulations require changes in the design, operation and maintenance of existing nuclear facilities. If the NRC adopts such requirements in the future, it could result in substantial increases in the cost of operating and maintaining Virginia Power's nuclear generating units.
WINTER PEAK
     Due to record cold weather on January 19, 1994, Virginia Power reached a record winter peak of 14,877 Mw, which exceeded the prior record of 13,478 Mw that had been established one day earlier.
                                       5

                        VIRGINIA POWER SOURCES OF POWER
VIRGINIA POWER GENERATING UNITS

                                                                                                      TYPE           SUMMER
                                                                                       YEARS           OF          CAPABILITY
                        NAME OF STATION, UNITS AND LOCATION                           INSTALLED       FUEL             MW
Nuclear:
  Surry Units 1 & 2, Surry, Va.....................................................   1972-73        Nuclear          1,562
  North Anna Units 1 & 2, Mineral, Va..............................................   1978-80        Nuclear          1,787(a)
     Total nuclear stations........................................................                                   3,349
Fossil Fuel:
  Steam:
     Bremo Units 3 & 4, Bremo Bluff, Va............................................   1950-58         Coal              227
     Chesterfield Units 3-6, Chester, Va...........................................   1952-69         Coal            1,250
     Mt. Storm Units 1-3, Mt. Storm, W. Va.........................................   1965-73         Coal            1,596
     Chesapeake Units 1-4, Chesapeake, Va..........................................   1953-62         Coal              595
     Possum Point Units 3 & 4, Dumfries, Va........................................   1955-62         Coal              322
     Yorktown Units 1 & 2, Yorktown, Va............................................   1957-59         Coal              326
     Possum Point Units 1, 2, & 5, Dumfries, Va....................................   1948-75          Oil              929
     Yorktown Unit 3, Yorktown, Va.................................................   1974          Oil & Gas           720
     North Branch Unit 1, Bayard, W. Va............................................   1994(b)      Waste Coal            74
Combustion Turbines:
  35 units (8 locations)...........................................................   1967-90       Oil & Gas         1,019
Combined Cycle:
  Chesterfield Units 7 & 8, Chester, Va............................................   1990-92       Oil & Gas           397
     Total fossil stations.........................................................                                   7,455
Hydroelectric:
  Gaston Units 1-4, Roanoke Rapids, N.C............................................   1963        Conventional          225
  Roanoke Rapids Units 1-4, Roanoke Rapids, N.C....................................   1955        Conventional           96
  Other............................................................................   1930-87     Conventional            3
  Bath County Units 1-6, Warm Springs, Va..........................................   1985       Pumped Storage       1,260(c)
     Total hydro stations..........................................................                                   1,584
     Total Company generating unit capability......................................                                  12,388
NET UTILITY PURCHASES..............................................................                                     830
NON-UTILITY GENERATION.............................................................                                   3,244
     Total Capability..............................................................                                  16,462

(a) Includes an undivided interest of 11.6 percent (207 Mw) owned by Old Dominion Electric Cooperative (ODEC).
(b) On December 30, 1994, Virginia Power acquired the North Branch 80 Mw (nominal rating) waste coal power station located in Bayard, West Virginia in Grant County.
(c) Reflects Virginia Power's 60 percent undivided ownership interest in the 2,100 Mw station. A 40 percent undivided interest in the facility is owned by Allegheny Generating Company, a subsidiary of Allegheny Power System, Inc.
(APS).
     Virginia Power's highest one-hour integrated service area summer peak demand was 13,366 Mw on July 29, 1993, and the highest one-hour integrated winter peak demand was 14,877 Mw on January 19, 1994.
                                       6

              VIRGINIA POWER SOURCES OF ENERGY USED AND FUEL COSTS The average fuel cost of system energy output is shown below:

                                         MILLS PER KILOWATT-HOUR
                                        1994      1993      1992
Nuclear.............................     4.89      4.60      4.67
Coal................................    14.61     14.69     14.87
Oil.................................    23.00     26.55     26.61
Purchased power, net................    23.99     24.54     25.94
Other...............................    25.46     24.35     24.45
Average fuel cost...................    14.02     14.42     13.84

     System energy output is shown below:

                                        ESTIMATED             ACTUAL
                                          1995        1994     1993     1992
Nuclear(*)..........................        28%        34 %     31 %     35 %
Coal................................        42         36       39       41
Oil.................................         1          3        3        2
Purchased power, net................        26         23       23       19
Other...............................         3          4        4        3
                                           100%       100 %    100 %    100 %

     (*) Excludes ODEC's 11.6 percent ownership interest in the North Anna Power Station (see Note E to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1994 Annual Report to Shareholders).
NUCLEAR OPERATIONS AND FUEL SUPPLY
     In 1994, Virginia Power's four nuclear units achieved a combined capacity factor of 86.7 percent.
     The North Anna Unit 2 steam generator replacement project is scheduled to begin at the end of the first quarter of 1995 at a total estimated Company cost of $110 million.
     Virginia Power utilizes both long-term contracts and spot purchases to support its needs for nuclear fuel. Virginia Power's nuclear fuel supply and related services are expected to be adequate to support current and planned nuclear generation requirements. Virginia Power continually evaluates worldwide market conditions in order to obtain an adequate nuclear fuel supply. Current agreements, inventories and market availability should support planned fuel cycles throughout the remainder of the 1990s.
     On-site spent nuclear fuel storage at the Surry Power Station is adequate for Virginia Power's needs through 1998 when, in accordance with the Nuclear Waste Policy Act, the DOE is to begin acceptance of spent fuel for disposal. Should acceptance be delayed, incremental dry storage facilities will be added under the existing storage license. North Anna Power Station will require an interim spent fuel storage facility in the late 1990's and Virginia Power plans to submit a license application to the NRC in 1995 for such a facility at North Anna.
     For details regarding nuclear insurance and certain related contingent liabilities as well as a NRC rule that requires proceeds from certain insurance policies to be used first to pay stabilization and decontamination expenses, see Note O to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1994 Annual Report to Shareholders.
FOSSIL FUEL SUPPLY
     Virginia Power's fossil fuel mix consists of coal, oil and natural gas. In 1994, Virginia Power consumed approximately 10.0 million tons of coal. As with nuclear fuel, Virginia Power utilizes both long-term contracts and spot purchases to support its needs. Virginia Power presently anticipates that sufficient coal supplies at reasonable prices will be available for the remainder of the 1990s. Current projections for an adequate supply of oil remain favorable, barring unusual international events or extreme weather conditions which could affect both price and supply.
     Virginia Power uses natural gas as needed throughout the year for two combined cycle units and at several combustion turbine units. For winter usage at the combined cycle sites, gas is purchased and stored during the summer and fall and
                                       7
consumed during the colder months when gas supplies are not available at favorable prices. Virginia Power has firm transportation contracts for the delivery of gas to the combined cycle units. Current projections indicate gas supplies will be available for the next several years.
PURCHASES AND SALES OF POWER
     Virginia Power relies on purchases of power to meet a portion of its capacity requirements. Virginia Power also makes economy purchases of power from other utility systems when it is available at a cost lower than Virginia Power's own generation costs.
     Under contracts effective January 1, 1985, Virginia Power agreed to purchase 400 Mw of electricity annually through 1999 from Hoosier Energy Rural Electric Cooperative, Inc. (Hoosier), and agreed to purchase 500 Mw of electricity annually during 1987-99 from certain operating subsidiaries of American Electric Power Company, Inc. (AEP).
     On November 26, 1991, Virginia Power and ODEC signed an agreement whereby Virginia Power will provide ODEC 300 Mw of firm capacity and associated energy from January 1, 1993, until the commercial operation of Clover Unit 1 (currently scheduled for April 1995) or December 31, 1995, whichever occurs first. Virginia Power will also provide 100 Mw of firm capacity and associated energy from the commercial operation of Clover Unit 1 until the commercial operation of Clover Unit 2 (currently scheduled for April 1996) or December 31, 1996, whichever occurs first.
     Virginia Power has a diversity exchange agreement with APS under which APS delivers 200 Mw to Virginia Power in the summer and Virginia Power delivers 200 Mw to APS in the winter.
     On June 28, 1994, FERC accepted a Power Sales Tariff filed by Virginia Power on March 8, 1994 and revised on May 27, 1994. This tariff allows the Company to resell the 400 Mw Hoosier allotment to other eligible purchasers and also allows Virginia Power to sell system and emergency power.
     Virginia Power also has 75 nonutility power purchase contracts with a combined dependable summer capacity of 3,506 Mw. Of this amount, 3,244 Mw were operational at the end of 1994 with the balance scheduled to come on-line through 1997 (see NONUTILITY GENERATION OF VIRGINIA POWER under FUTURE SOURCES OF POWER and Note O to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1994 Annual Report to Shareholders).
                                       8

                                INTERCONNECTIONS
     Virginia Power maintains major interconnections with Carolina Power and Light Company, AEP, APS and the utilities in the Pennsylvania-New Jersey-Maryland Power Pool. Through this major transmission network, Virginia Power has arrangements with these utilities for coordinated planning, operation, emergency assistance and exchanges of capacity and energy.
     On March 23, 1990, Virginia Power and Appalachian Power Company (Apco) (an operating unit of AEP) announced an agreement to increase the ability to exchange electricity between the two companies through the construction of major transmission facilities. The proposed construction will consist of 212 miles of new transmission lines and related substation improvements. The transmission additions will include 116 miles of 765 Kv line to be constructed by Apco and 102 miles of 500 Kv line to be constructed by Virginia Power. Completion of the project, expected to be in service in the year 2000, will take three to four years after all final regulatory approvals have been obtained. A Hearing Examiner of the Virginia Commission has issued reports dated December 2, 1993 and January 24, 1994, recommending Commission approval of the Apco and Company lines, respectively, and both applications are before the Commission for final decision. About 79 miles of the Apco line would be located in West Virginia where regulatory approval must also be obtained. Virginia Power has stated that it would not build its 500 Kv line unless Apco is authorized to build its 765 Kv line and unless certain other regional transmission facilities are constructed or the Virginia Power contractual rights to use the regional transmission network are amended.
                            FUTURE SOURCES OF POWER
     Virginia Power presently anticipates that system load growth will require approximately 1,100 Mw of additional capacity during the 1990s. Virginia Power has and will pursue capacity acquisition plans to provide that capacity and maintain a high degree of service reliability. This capacity may be built, owned and operated by others and sold to Virginia Power under a competitive bid process pursuant to Commission rules or may be built by Virginia Power if it determines it can build capacity at a lower overall cost. Virginia Power also pursues conservation and demand-side management (see CONSERVATION AND LOAD MANAGEMENT below and CAPITAL REQUIREMENTS under MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on page 28 of the 1994 Annual Report to Shareholders).
     In May 1990, Virginia Power entered into an agreement with ODEC, under which Virginia Power purchased a 50 percent undivided ownership interest in a 782 Mw coal-fired power station to be constructed near Clover, Virginia in Halifax County. Virginia Power will operate the Clover Power Station after it is completed. The cost of Virginia Power's 50 percent ownership interest is expected to be approximately $533 million. The project is on schedule and Virginia Power's share of costs incurred through December 31, 1994 amounted to $450 million. Construction on Unit 1 is presently 98% complete and construction on Unit 2 is 54% complete.
     In Virginia Power's proceeding seeking approval of the Virginia Commission for a 75 mile 500 Kv transmission line from the Clover Power Station to the Carson Substation in Dinwiddie County, Virginia, the Commission approved the line in its Order Granting Application on May 11, 1994. A protestant group has appealed that Order to the Virginia Supreme Court. Initial briefs of all parties have been filed. Oral argument is expected to be scheduled during the first quarter of 1995 and a decision of the Court is likely before mid-1995.
     Virginia Power's continuing program to meet future capacity requirements is summarized in the following table:
VIRGINIA POWER OWNED GENERATION

                                 SUMMER
                               CAPABILITY        EXPECTED
       NAME OF UNITS               MW         IN-SERVICE DATE
Clover Power Station:
  Unit 1                           391*         April 1995
  Unit 2                           391*         April 1996

  * Includes the 50 percent undivided ownership interest of ODEC. See Note E to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1994 Annual Report to Shareholders.
                                       9

VIRGINIA POWER NONUTILITY GENERATION

                                 NUMBER OF
                                 PROJECTS       MW
Projects Operational                 65        3,244
Projects Financed                     3          241
Unfinanced Projects                   7           21
     Total Contracts                 75        3,506

                                  COMPETITION
     Competition is playing an increasingly important role in Virginia Power's business both in terms of source of power supply available to Virginia Power and alternative choices for customers meeting their energy needs. Both forms of competition have increased as a result of changing federal and state governmental regulations, technological developments, rising costs of constructing generating facilities and availability of alternative energy sources. The creation of exempt wholesale generators by the Energy Act and their existence in the market for electric sales may have an impact on Virginia Power's plans for the construction or purchase of electric capacity and energy. In addition, the Energy Act gives FERC broad power to require utilities to provide transmission access to others. Exempt wholesale generators and other power suppliers may seek, and FERC may require, access to the transmission systems of investor-owned utilities, including Virginia Power's system.
     Several of Virginia Power's industrial customers are seeking means of reducing their expenses for power through self-generation and other alternatives. Virginia Power is having discussions with these customers and has proposed a regulatory initiative in Virginia that would enable it to provide on-site generation for such customers (see VIRGINIA under RATES). Virginia Power has undertaken cost-cutting measures to maintain its position as a low-cost producer of electricity and has pursued a strategic planning initiative, called Vision 2000, to encourage innovative approaches to serving traditional markets and to prepare appropriate methods by which to serve future markets. In furtherance of these initiatives, Virginia Power has established its nuclear and fossil and hydroelectric operations as separate business units, has proposed innovative pricing arrangements for incremental industrial loads in Virginia and North Carolina, has executed long-term contracts with key wholesale customers and has begun to provide an array of energy services to its customers.
     Potential competition also exists for Virginia Power's sales to its cooperative and municipal customers. Virginia Power entered into discussions in early 1993 with the City of Falls Church, Virginia, where it has approximately 4,100 customers, for the renewal of its franchise that expired on March 26, 1993. Before agreement on a new franchise, the City announced on October 12, 1994, that it would pursue the establishment of a municipal electric system or a municipal purchasing agent and passed an ordinance purporting to extend Virginia Power's franchise until March 26, 1997. The City issued an "Informal Request for Power Supply Proposal" to other electric suppliers on October 13, 1994 to determine the interest in providing power to the City. On January 11, 1995, the City sent to Virginia Power a formal Request for Transmission Service pursuant to Sections 211(a) and 213(a) of the Federal Power Act. Virginia Power, consistent with the state and federal law, will still attempt to negotiate a new long-term franchise with the City while responding as required to the City's request for transmission services.
                        CONSERVATION AND LOAD MANAGEMENT
     Virginia Power is committed to integrated resource planning and has developed a detailed analysis procedure in which effective demand-side and supply-side options are both considered in order to determine the least cost method to satisfy the customers' needs. Demand-side programs are selected annually at Virginia Power through an integrated resource planning process which directly compares the stream of costs and benefits from supply-side and demand-side options. This process ensures the ultimate selection of a demand-side package which reduces the need for additional capacity while efficiently using Virginia Power's existing generation facilities.
     All portions of the 1994 Annual Report to Shareholders, for the fiscal year ended December 31, 1994, filed herein as Exhibit 13, referenced in this Item 1. BUSINESS, are hereby incorporated herein by reference.
                               ITEM 2. PROPERTIES
     Dominion Resources owns the building at One James River Plaza, Richmond, Virginia, in which Virginia Power has its principal offices. Dominion Resources' other assets consist primarily of its investments in its subsidiaries, which invest in various enterprises and assets, as described in THE COMPANY under Item
1. BUSINESS above. See also VIRGINIA POWER GENERATING UNITS under VIRGINIA POWER SOURCES OF POWER under Item 1. BUSINESS.
                                       10

                           ITEM 3. LEGAL PROCEEDINGS
     From time to time, Virginia Power may be in violation of or in default under orders, statutes, rules or regulations relating to protection of the environment, compliance plans imposed upon or agreed to by Virginia Power or permits issued by various local, state and federal agencies for the construction or operation of facilities. There may be pending from time to time administrative proceedings involving violations of state or federal environmental regulations that Virginia Power believes are not material with respect to it and for which its aggregate liability for fines or penalties will not exceed $100,000. There are no material agency enforcement actions or citizen suits pending or, to Virginia Power's present knowledge, threatened against Virginia Power.
     Virginia Power is involved in an arbitration with Smith Cogeneration of Virginia, Inc. (SCV) before the Virginia Commission concerning the terms of the purchase of power from two 158 megawatt generating units to be developed by SCV. The arbitrator has submitted his Report to the Commission recommending that the parties enter into a contract containing terms that would require Virginia Power to pay what it considers to be excessive amounts for the power to be purchased. The parties have been given until March 31, 1995 to file comments on the arbitrator's report.
     Virginia Power and Doswell Limited Partnership (Doswell) have been unable to agree on the calculation of a Fixed Fuel Transportation Charge to be paid to Doswell under a purchased power contract. Doswell filed suit in the Circuit Court of the City of Richmond alleging breach of contract and actual and constructive fraud and seeking damages of not less than $75 million. The issues of actual and constructive fraud were dismissed from the case, with prejudice, leaving only the contract claim, which reduced alleged damages to approximately $19 million. On March 2, 1995, the Court announced its verdict in favor of Virginia Power.
     On February 23, 1994, Virginia Power filed with the Virginia Commission a Petition for Declaratory Judgment seeking a declaration that an arrangement proposed by E.I. DuPont de Nemours & Company (DuPont) and LG&E Power, Inc. (LG&E) for a partnership between those two companies to furnish energy services to DuPont in Virginia Power's service territory is illegal under Virginia law. DuPont filed a Motion to dismiss for lack of jurisdiction, to which Virginia Power responded. Prior to any action by the Commission, DuPont and LG&E announced that they had terminated their negotiations, and the Commission has directed the parties to comment on whether the proceeding should be dismissed. On January 13, 1995, Virginia Power filed its response stating that the case should not be dismissed in the absence of a clear statement on the record by both DuPont and LG&E that each has abandoned the power partnering concept in Virginia Power's service territory. DuPont renewed its Motion to Dismiss and the Commission entered its dismissal order on January 24, 1995.
     On November 1, 1993, Dominion Energy, a wholly-owned subsidiary of Dominion Resources and Dominion Cogen D.C., Inc. (DCDC), a wholly-owned subsidiary of Dominion Energy, filed suit in the United States District Court for the District of Columbia (the District), against its mayor, and several officials of the District, alleging that the failure of the District to issue a building permit for a cogeneration project on the campus of Georgetown University has deprived Dominion Energy, DCDC and other plaintiffs of their constitutional rights to due process of law and constitutes tortious interference with their contract rights and with their prospective economic advantage. The other plaintiffs are Tristar Georgetown General Corporation (TGGC) and Tristar Georgetown Limited Corporation. DCDC and TGGC are general partners in Georgetown Cogeneration L.P. The lawsuit alleges compensatory damages of $40 million and punitive damages of $40 million. The defendants have filed Motions to Dismiss to which the plaintiffs have responded, and numerous motions relating to discovery have been filed. On March 1, 1995, the Court denied the defendants' motion to dismiss the case in its entirety, denied in part and granted in part the motion to dismiss the District of Columbia council members as defendants, and denied in part and granted in part motions for protective orders and to compel discovery. As a result, the action will proceed against all defendants except one member of council, and discovery is scheduled to close on July 1, 1995.
     A dispute over corporate governance issues between Dominion Resources and Virginia Power arose in 1994. On June 17, 1994, Dominion Resources and Virginia Power received an order from the Virginia Commission (the 1994 Order) that, among other things, initiated an investigation into the affiliate relationships and corporate governance issues between Dominion Resources and Virginia Power (the First Proceeding). The text of the 1994 Order was set forth in Dominion Resources' Current Report on Form 8-K of June 17, 1994. Between June and August 1994, Dominion Resources and Virginia Power made various filings with the Commission, and the Commission issued several procedural orders, in connection with the First Proceeding. A description of those filings and orders is set forth in Dominion Resources' Quarterly Report on Form 10-Q for the period ending June 30, 1994.
     On or around August 5, 1994, Dominion Resources received a letter from a purported shareholder, Barbara Margulis, demanding that Dominion Resources commence a suit against certain of its directors and officers for conduct related to the corporate governance issues addressed in the 1994 Order. By letter dated October 19, 1994 Ms. Margulis clarified her earlier letter to limit it to certain defined matters including conduct relating to the renegotiation of a coal transportation contract
                                       11
between Virginia Power and CSX Transportation. The Board appointed a special committee of directors to investigate these allegations, and that investigation is ongoing.
     On August 15, 1994, Dominion Resources, Virginia Power and their respective directors entered into a Settlement Agreement resolving certain of the disputed corporate governance issues. The terms of that settlement are summarized in the Dominion Resources' Current Report on Form 8-K of August 17, 1994. Pursuant to the Settlement Agreement, Dominion Resources and Virginia Power filed a Joint Motion to Dismiss certain of the corporate governance issues from the First Proceeding. The Commission denied that Motion on August 24, 1994, continued the First Proceeding, and instituted a new proceeding (the Second Proceeding) into the holding company structure and the relationship between Dominion Resources and Virginia Power. The Commission stated that the Second Proceeding would be an "investigation directed not at averting a crisis or penalizing past conduct, but toward protecting the public interest in the future." The Commission directed its Staff to conduct an investigation and file an interim report on or before December 1, 1994.
     On December 1, 1994, the Staff of the Virginia Commission and its consultants filed an Interim Report in the Second Proceeding. That Report is included in Dominion Resources' Current Report on Form 8-K of December 5, 1994. The Interim Report made numerous recommendations for Commission involvement in matters of corporate governance, corporate structure, affiliate service arrangements, and operating relationships between Dominion Resources and Virginia Power, and suggested certain financial constraints on Dominion Resources and new regulatory authority for the Commission. Many of these suggestions were far-reaching. On December 21, 1994, Dominion Resources and Virginia Power filed a Joint Response to the Interim Report, in which they accepted some of the recommendations and urged that the corporate governance structure established by the Settlement Agreement continue while they considered the other recommendations in the course of a strategic planning effort by Dominion Resources.
     On January 23, 1995, the Staff of the Virginia Commission issued a report in the Second Proceeding on its investigation of a coal transportation contract between Virginia Power and CSX Transportation. The Staff's report concluded that Dominion Resources improperly pressured Virginia Power to renegotiate the contract, and recommended that approximately $11 million ($8.3 million Virginia jurisdictional) of the coal transportation costs incurred under the contract from 1991 through May 31, 1994 be disallowed in determining Virginia Power's rates. The Staff's report further recommended that any future transportation costs that it identified as excess be disallowed over the remainder of the contract, which expires on May 31, 2000.
     Virginia Power has recorded a regulatory liability of $10.5 million at December 31, 1994. Virginia Power currently estimates that the total amount called into question by the Virginia Commission Staff report is a net present value of $60 million ($100 million over the life of the contract). On February 1, 1995, without admitting any imprudence, fault or liability, and believing that their relationship with the Commission would be enhanced, Dominion Resources and Virginia Power filed a motion in the Second Proceeding offering to refund to Virginia Power customers $8.3 million in settlement of these issues regarding transportation rates.
     During the 1995 session of the Virginia General Assembly, the Virginia Commission caused legislation to be introduced that addressed the Commission's authority to intervene in disputes involving public utilities owned by separate holding companies. That legislation was opposed by Dominion Resources. On February 20, 1995, the proposed legislation was withdrawn and Dominion Resources, Virginia Power and the Virginia Commission Staff consented to an order that is included in Dominion Resources' Current Report on Form 8-K of February 21, 1995. Under this order, which will be effective until July 2, 1996, Dominion Resources must obtain the Commission's approval before taking steps such as removing Virginia Power's board members or officers or changing Virginia Power's articles of incorporation or by-laws. Although the order imposes for a period of time significant restrictions on the ability of Dominion Resources to select the Board and management of its subsidiary, Dominion Resources and Virginia Power agreed to the order in the interest of enhancing relations with the Virginia Commission and achieving the purposes of the Settlement Agreement.
     Disagreements between the companies have arisen from time to time since the Settlement Agreement was executed. On February 28, 1995, upon recommendation of a Joint Committee created under the Settlement Agreement, the Boards of Dominion Resources and Virginia Power took further action to enhance cooperation between the two companies and their relationship with the Virginia Commission. Among other things, the Boards expanded the authority of the Joint Committee to act for the Boards on issues presented to it by the chief executives of the companies. Each Board directed corporate officials and employees of its company to cooperate fully with the Joint Committee in resolution of issues acted on by the Committee and to support actions taken by the Committee. In connection with these initiatives, the chief executive officers of both companies made known their intentions to retire in July 1996 and the Boards directed the development of executive succession plans for each company. Also, the Dominion Resources Board received the resignations of directors Bruce C. Gottwald and John W. Snow and the Virginia Power Board received the resignations of directors William W. Berry and Frank S. Royal, and both Boards voted to reduce their size by two members.
                                       12

     At this time, Dominion Resources is unable to predict the ultimate resolution of these matters or their effect on the Company.
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                     None.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME AND AGE                                BUSINESS EXPERIENCE PAST FIVE YEARS
Thos. E. Capps (59)             Chairman of the Board of Directors and Chief Executive Officer from August 16,
                                1994 to date; Chairman of the Board of Directors, President and Chief
                                Executive Officer of Dominion Resources from December 30, 1992 to August 16,
                                1994; President and Chief Executive Officer of Dominion Resources and Vice
                                Chairman of the Virginia Electric and Power Company Board of Directors from
                                May 1, 1990 to December 30, 1992; President and Chief Operating Officer of
                                Dominion Resources and Vice Chairman of the Virginia Electric and Power
                                Company Board of Directors prior to May 1, 1990.
James T. Rhodes (53)            President and Chief Executive Officer of Virginia Electric and Power Company.
Tyndall L. Baucom (53)          President and Chief Operating Officer of Dominion Resources from August 16,
                                1994 to date; Senior Vice President of Dominion Resources prior to August 16,
                                1994.
Paul J. Bonavia (43)            Senior Vice President and General Counsel from January 1, 1995 to date; Vice
                                President and General Counsel of Dominion Resources from February 1, 1994 to
                                January 1, 1995; Vice President-Regulation of Virginia Power from September 1,
                                1992 to February 1, 1994; Vice President and General Counsel of Dominion
                                Resources from June 3, 1991 to September 1, 1992; Partner in the law firm of
                                Steel, Hector and Davis, Miami, Florida, prior to June 3, 1991.
Thomas N. Chewning (49)         Senior Vice President from October 1, 1994 to date; Vice President of Dominion
                                Resources from November 15, 1992 to October 1, 1994; Vice President, Treasurer
                                and Corporate Secretary of Virginia Power from October 1, 1991 to November 15,
                                1992; Vice President and Treasurer, Dominion Energy, Inc.; Vice President and
                                Treasurer, Dominion Lands, Inc. and Vice President-Administration, Dominion
                                Capital, Inc., prior to October 1, 1991; Assistant Treasurer, Dominion
                                Resources, prior to March 1, 1990.
David L. Heavenridge (48)       Senior Vice President of Dominion Resources from March 1, 1994 to date; Senior
                                Vice President and Controller of Dominion Resources from April 1, 1992 to
                                March 1, 1994; Vice President and Controller of Dominion Resources prior to
                                April 1, 1992.
Linwood R. Robertson (55)       Senior Vice President-Finance, Treasurer and Corporate Secretary, January 1,
                                1995 to date; Vice President-Finance and Treasurer of Dominion Resources from
                                March 1, 1994 to January 1, 1995; Vice President, Treasurer and Assistant
                                Corporate Secretary of Dominion Resources prior to March 1, 1994.
Donald T. Herrick, Jr. (51)     Vice President of Dominion Resources.
Everard Munsey (61)             Vice President Public Policy of Dominion Resources.
James L. Trueheart (43)         Vice President and Controller of Dominion Resources from March 1, 1994 to date; Assistant Controller of Dominion Resources from March 15, 1991 to March
                                1, 1994; Assistant Controller of Virginia Power prior to March 15, 1991.

                                    PART II
              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                          RELATED SHAREHOLDER MATTERS
     Dominion Resources common stock is listed on the New York Stock Exchange and at December 31, 1994 there were 235,062 registered common shareholders of record. Quarterly information concerning stock prices and dividends is contained on page 43 of the 1994 Annual Report to Shareholders, for the fiscal year ended December 31, 1994, in Note P to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS which is filed herein as Exhibit 13, is hereby incorporated herein by reference.
                        ITEM 6. SELECTED FINANCIAL DATA
     This information is contained under the caption "Selected Consolidated Financial Data" on page 17 of the 1994 Annual Report to Shareholders, for the fiscal year ended December 31, 1994, filed herein as Exhibit 13, is hereby incorporated herein by reference.
                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
     This information is contained under the caption "Management's Discussion and Analysis of Operations" on pages 19 through 23 and "Management's Discussion and Analysis of Cash Flows and Financial Condition" on pages 27 and 28 of the 1994 Annual Report to Shareholders, for the fiscal year ended December 31, 1994, filed herein as Exhibit 13, is hereby incorporated herein by reference.
               ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
     This information is contained in the CONSOLIDATED FINANCIAL STATEMENTS on pages 18, 24 through 26. Notes to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on pages 29 through 44 and related report thereon of Deloitte & Touche LLP, independent auditors, appearing on page 45 of the 1994 Annual Report to Shareholders, for the fiscal year ended December 31, 1994, filed herein as
Exhibit 13, is hereby incorporated herein by reference.
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE
                                     None.
                                    PART III
          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding the Directors of Dominion Resources contained on pages 4 through 6 of the 1995 Proxy Statement, File No. 1-8489, dated March 16, 1995 is hereby incorporated herein by reference. The information concerning the executive officers of Dominion Resources required by this Item is incorporated by reference to the section in Part I hereof entitled "EXECUTIVE OFFICERS OF THE REGISTRANT." The information regarding the Settlement Agreement and certain changes in the composite of the Board of Directors of Dominion Resources, contained on pages 2 through 4 in the 1995 Proxy Statement, is hereby incorporated herein by reference.
                        ITEM 11. EXECUTIVE COMPENSATION
     The information regarding executive and director compensation contained on pages 16 through 25 of the 1995 Proxy Statement is hereby incorporated herein by reference.
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information concerning stock ownership by directors and executive officers contained on page 8 of the 1995 Proxy Statement is hereby incorporated herein by reference.
            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information contained on page 9 of the 1995 Proxy Statement under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and on pages 26 and 27 of the 1995 Proxy Statement concerning certain transactions and relationships of Dominion Resources and its subsidiaries with its executive officers and directors is hereby incorporated herein by reference.
                                       14

                                    PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     A. The following documents are filed as part of this Form 10-K. The Consolidated Financial Statements are incorporated herein by reference and are found on the pages noted.
1. FINANCIAL STATEMENTS

                                                                                                           1994
                                                                                                       ANNUAL REPORT
                                                                                                      TO SHAREHOLDERS
                                                                                                          (PAGE)
Report of Independent Auditors                                                                              45
Consolidated Statements of Income and Retained Earnings
  for the years ended December 31, 1994, 1993 and 1992                                                      18
Consolidated Balance Sheets at December 31, 1994 and 1993                                                  24-25
Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992                                                                          26
Notes to Consolidated Financial Statements                                                                 29-43

2. EXHIBITS

3(i)             -    Articles of Incorporation as in effect May 4, 1987 (Exhibit 3(i), Form 10-K for the fiscal year ended
                      December 31, 1993, File No. 1-8489, incorporated by reference).
3(ii)            -    Bylaws as in effect on September 21, 1994 (filed herewith).
4(i)             -    See Exhibit 3(i) above.
4(ii)            -    Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by fifty-eight Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended
                      December 31, 1985, File No. 1-2255, incorporated by reference); Fifty-Ninth Supplemental Indenture
                      (Exhibit 4(ii), Form 10-Q for the quarter ended March 31, 1986, File No. 1-2255, incorporated by reference); Sixtieth Supplemental Indenture (Exhibit 4(ii), Form 10-Q for the quarter ended September 30,
                      1986, File No. 1-2255, incorporated by reference); Sixty-First Supplemental Indenture (Exhibit 4(ii), Form
                      10-Q for the quarter ended June 30, 1987, File No. 1-2255, incorporated by reference); Sixty-Second
                      Supplemental Indenture (Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference); Sixty-Third Supplemental Indenture (Exhibit 4(i), Form 8-K, dated June 8, 1988, File No.
                      1-2255, incorporated by reference); Sixty-Fourth Supplemental Indenture (Exhibit 4(i), Form 8-K, dated
                      February 8, 1989, File No. 1-2255, incorporated by reference); Sixty-Fifth Supplemental Indenture (Exhibit
                      4(i), Form 8-K, dated June 22, 1989, File No. 1-2255, incorporated by reference); Sixty-Sixth Supplemental
                      Indenture, (Exhibit 4(i), Form 8-K, dated February 27, 1990, File No. 1-2255, incorporated by reference);
                      Sixty-Seventh Supplemental Indenture (Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference); Sixty-Eighth Supplemental Indenture, (Exhibit 4(i)), Sixty-Ninth Supplemental
                      Indenture, (Exhibit 4(ii)) and Seventieth Supplemental Indenture, (Exhibit 4(iii), Form 8-K, dated
                      February 25, 1992, File No. 1-2255, incorporated by reference); Seventy-First Supplemental Indenture
                      (Exhibit 4(i)) and Seventy-Second Supplemental Indenture, (Exhibit 4(ii), Form 8-K, dated July 7, 1992,
                      File No. 1-2255, incorporated by reference); Seventy-Third Supplemental Indenture, (Exhibit 4(i), Form
                      8-K, dated August 6, 1992, File No. 1-2255, incorporated by reference); Seventy-Fourth Supplemental
                      Indenture (Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference);
                      Seventy-Fifth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference); Seventy-Sixth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated April 21,
                      1993, File No. 1-2255, incorporated by reference); Seventy-Seventh Supplemental Indenture, (Exhibit 4(i),
                      Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference); Seventy-Eighth Supplemental
                      Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference);
                      Seventy-Ninth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference); Eightieth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated October 12,
                      1993, File No. 1-2255, incorporated by reference); Eighty-First Supplemental Indenture,

                      (Exhibit 4(iii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference); Eighty-Second Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated January 18, 1994, File
                      No. 1-2255, incorporated by reference) and Eighty-Third Supplemental Indenture (Exhibit 4(i), Form 8-K,
                      dated October 19, 1994, File No. 1-2255, incorporated by reference).
4(iii)           -    Indenture, dated April 1, 1985, between Virginia Electric and Power Company and Crestar Bank (formerly
                      United Virginia Bank) (Exhibit 4(iv), Form 10-K for the fiscal year ended December 31, 1993, File No.
                      1-2255, incorporated by reference).
4(iv)            -    Indenture, dated as of June 1, 1986, between Virginia Electric and Power Company and Chemical Bank
                      (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).
4(v)             -    Indenture, dated April 1, 1988, between Virginia Electric and Power Company and Chemical Bank, as
                      supplemented and modified by a First Supplemental Indenture, dated August 1, 1989, (Exhibit 4(vi), Form
                      10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).
4(vi)            -    Dominion Resources agrees to furnish to the Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of
                      Dominion Resources' total assets.
10(i)            -    Operating Agreement, dated June 17, 1981, between Virginia Electric and Power Company and Monongahela
                      Power Company, the Potomac Edison Company, West Penn Power Company, and Allegheny Generating Company
                      (Exhibit 10(vi), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(ii)           -    Purchase, Construction and Ownership Agreement, dated as of December 28, 1982 but amended and restated on
                      October 17, 1983, between Virginia Electric and Power Company and Old Dominion Electric Cooperative
                      (Exhibit 10(viii), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(iii)          -    Interconnection and Operating Agreement, dated as of December 28, 1982 as amended and restated on October
                      17, 1983, between Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit
                      10(ix), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(iv)           -    Nuclear Fuel Agreement, dated as of December 28, 1982 as amended and restated on October 17, 1983, between
                      Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit 10(x), Form 10-K for
                      the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(v)            -    Inter-Company Credit Agreement, dated July 1, 1986, as amended and restated December 31, 1992 between
                      Dominion Resources and Virginia Electric and Power Company (Exhibit 10(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).
10(vi)           -    Inter-Company Credit Agreement, dated December 20, 1985, as modified on August 21, 1987, between Dominion
                      Resources and Dominion Capital, Inc. (Exhibit 10(vi), Form 10-K for the fiscal year ended December 31,
                      1993, File No. 1-8489, incorporated by reference).
10(vii)          -    Inter-Company Credit Agreement, dated October 1, 1987 as amended and restated as of May 1, 1988 between
                      Dominion Resources and Dominion Energy, Inc. (Exhibit 10(vii), Form 10-K for the fiscal year ended
                      December 31, 1993, File No. 1-8489, incorporated by reference).
10(viii)         -    Inter-Company Credit Agreement, dated as of September 1, 1988 between Dominion Resources and Dominion
                      Lands, Inc. (Exhibit 10(viii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).
10(ix)           -    Form of Amended and Restated Articles of Partnership in Commendam of Catalyst Old River Hydroelectric
                      Limited Partnership, by and between Catalyst Vidalia Corporation and Dominion Capital, Inc. effective as of August 24, 1990 (Exhibit 10(xii) Form 10-K for the fiscal year ended December 31, 1990, File No.
                      1-8489, incorporated by reference).
10(x)            -    Supplemental Funding Agreement, dated as of August 24, 1990, by and among Dominion Capital, Inc., Catalyst
                      Old River Hydroelectric Limited Partnership and First National Bank of Commerce

                      (Exhibit 10(xiii) Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).
10(xi)           -    Credit Agreement, dated December 1, 1985, between Virginia Electric and Power Company and Old Dominion
                      Electric Cooperative (Exhibit 10(xix), Form 10-K for the fiscal year ended December 31, 1985, File No.
                      1-8489, incorporated by reference).
10(xii)          -    Agreement for Northern Virginia Services, dated as of November 1, 1985, between Potomac Electric Power
                      Company and Virginia Electric and Power Company (Exhibit 10(xxi), Form 10-K for the fiscal year ended
                      December 31, 1985, File No. 1-8489, incorporated by reference).
10(xiii)         -    Purchase, Construction and Ownership Agreement, dated May 31, 1990, between Virginia Electric and Power
                      Company and Old Dominion Electric Cooperative (Exhibit 10(xi), Form 10-K for the fiscal year ended
                      December 31, 1990, File No. 1-2255, incorporated by reference).
10(xiv)          -    Operating Agreement, dated May 31, 1990, between Virginia Electric and Power Company and Old Dominion
                      Electric Cooperative (Exhibit 10(xii), Form 10-K for the fiscal year ended December 31, 1990, File No.
                      1-2255, incorporated by reference).
10(xv)           -    Coal-Fired Unit Turnkey Contract (Volume 1), dated April 6, 1989, and the United 2 Amendment (Volume 1), dated May 31, 1990 between Virginia Electric and Power Company and Old Dominion Electric Cooperative,
                      Westinghouse, Black & Veatch, Combustion Engineering and H. B. Zachry (Volumes 2-11 contain technical specifications) (Exhibit 10(xiii), Form 10-K for the fiscal year ended December 31, 1990, File No. 1-2255, incorporated by reference).
10(xvi)          -    Receivables Purchase Agreement, dated as of December 11, 1991, between Virginia Electric and Power Company and Dynamic Funding Corporation (Exhibit 10(xv), Form 10-K for the fiscal year ended December 31, 1991,
                      File No. 1-2255, incorporated by reference).
10(xvii)         -    Trust Agreement of Dominion Resources Black Warrior Trust, dated May 31, 1994, among Dominion Black
                      Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and Nationsbank of
                      Texas, N.A. (Exhibit 3.1, Amendment No. 1 to Registration Statement, File No. 33-53513, filed June 1,
                      1994, incorporated by reference).
10(xviii)        -    First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust, dated June 27, 1994, among
                      Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and
                      Nationsbank of Texas, N.A. (Exhibit 10(ii), Form 10-Q for the quarter ended June 30, 1994, File No.
                      1-8489, incorporated by reference).
10(xix)*         -    Dominion Resources, Inc. Directors' Deferred Compensation Plan, effective July 1, 1986 (Exhibit 10(xx),
                      Form 10-K for the fiscal year ended December 31, 1988, File No. 1-8489, incorporated by reference).
10(xx)*          -    Dominion Resources, Inc. Performance Achievement Plan, effective January 1, 1986, as amended and restated
                      effective February 19, 1988 (Exhibit 10(xxi), Form 10-K for the fiscal year ended December 31, 1988, File
                      No. 1-8489, incorporated by reference).
10(xxi)*         -    Dominion Resources, Inc. Executive Supplemental Retirement Plan, effective January 1, 1981 as amended and restated effective October 22, 1988 (Exhibit 10(xxii), Form 10-K for the fiscal year ended December 31,
                      1988, File No. 1-8489, incorporated by reference), amended and restated June 15, 1990 (Exhibit 10(xxiv),
                      Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).
10(xxii)*        -    Arrangements with certain executive officers regarding additional credited years of service for retirement and retirement life insurance purposes (Exhibit 10(xxv), Form 10-K for the fiscal year ended December 31,
                      1991, File No. 1-8489, incorporated by reference).
10(xxiii)*       -    Dominion Resources, Inc.'s Cash Incentive Plan as adopted December 20, 1991 (Exhibit 10(xxii), Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8489, incorporated by reference).
10(xxiv)*        -    Dominion Resources, Inc. Long-Term Incentive Plan, effective April 17, 1987 (1987 Proxy Statement, File
                      No. 1-8489, incorporated by reference).
10(xxv)*         -    Form of Employment Continuity Agreement for elected officers of Virginia Power (Exhibit 10(xxviii), Form
                      10-K for the fiscal year ended December 31, 1986, File No. 1-8489, incorporated by reference), amended May
                      15, 1987 (Exhibit 10(xxviii), Form 10-K for the fiscal year ended December 31, 1988, File No. 1-8489, incorporated by reference).

10(xxvi)*        -    Form of Employment Continuity Agreement for certain officers of Dominion Resources (filed herewith)
10(xxvii)*       -    Dominion Resources, Inc. Retirement Benefit Funding Plan, effective June 29, 1990 (Exhibit 10(xxxiii),
                      Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).
10(xxviii)*      -    Dominion Resources, Inc. Retirement Benefit Restoration Plan as adopted effective January 1, 1991 (Exhibit
                      10(xxvii), Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8489, incorporated by reference).
10(xxvix)*       -    Dominion Resources, Inc. Executives' Deferred Compensation Plan, effective January 1, 1994 (Exhibit
                      10(xxviii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).
10(xxx)*         -    Employment Agreement dated August 12, 1994 between Dominion Resources and Thos. E. Capps (filed herewith).
10(xxxi)*        -    Employment Agreement dated February 6, 1995 between Dominion Resources and Tyndall L. Baucom (filed herewith).
10(xxxii)*       -    Employment Agreement dated June 30, 1994 between Virginia Power and James T. Rhodes (filed herewith).
10(xxxiii)*      -    Form of three year Employment Agreement between Dominion Resources and Paul J. Bonavia, David L.
                      Heavenridge and certain other executive officers of Dominion Resources (filed herewith).
10(xxxiv)*       -    Form of two year Employment Agreement between Dominion Resources and certain executive officers (filed herewith).
11               -    Computation of Earnings Per Share of Common Stock Assuming Full Dilution (filed herewith).
13               -    Portions of the 1994 Annual Report to Shareholders for the fiscal year ended December 31, 1994 (filed herewith).
22               -    Subsidiaries of the Registrant (filed herewith).
23(i)            -    Consent of Hunton & Williams (filed herewith).
23(ii)           -    Consent of Jackson & Kelly (filed herewith).
23(iii)          -    Consent of Deloitte & Touche LLP (filed herewith).
27               -    Financial Data Schedule (filed herewith).

* Indicates management contract or compensatory plan or arrangement.
B. Report of Form 8-K
     Dominion Resources filed a report on Form 8-K, dated December 5, 1994, reporting the release by the Staff of the Virginia State Corporation Commission (the Staff) of a report filed December 1, 1994 entitled "Staff Investigation of Corporate Relationships, Affiliate Arrangements, and Financial and Diversification Issues of Dominion Resources, Inc. and Virginia Power."
     Dominion Resources filed a report on Form 8-K, dated February 21, 1995 reporting the entry of a Consent Order by the Virginia State Corporation Commission (the Commission) on the joint motion of Dominion Resources, Virginia Power and the Staff and the withdrawal by Delegate Clinton Miller of certain legislation introduced by Delegate Miller in the 1995 Virginia General Assembly at the request of the Commission.
                                       18

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         By:            THOS. E. CAPPS
                                             (Thos. E. Capps, Chairman of the
                                                     Board of Directors
                                               and Chief Executive Officer)
Date: MARCH 8, 1995
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 8th day of March, 1995.

                      SIGNATURE                         TITLE
           JOHN B. ADAMS, JR.             Director
           John B. Adams, Jr.

           TYNDALL L. BAUCOM              President (Chief Operating Officer)
           Tyndall L. Baucom                 and Director

            JOHN B. BERNHARDT             Director
            John B. Bernhardt

              THOS. E. CAPPS              Chairman of the Board of Directors
              Thos. E. Capps                  (Chief Executive Officer)
                                               and Director

                                          Director
            Bruce C. Gottwald

       BENJAMIN J. LAMBERT, III           Director
       Benjamin J. Lambert, III

       RICHARD L. LEATHERWOOD             Director
       Richard L. Leatherwood

        HARVEY L. LINDSAY, JR.            Director
         Harvey L. Lindsay, Jr.

            K. A. RANDALL                 Director
            K. A. Randall

          WILLIAM T. ROOS                 Director
          William T. Roos

     SIGNATURE                         TITLE
           FRANK S. ROYAL              Director
           Frank S. Royal

           JUDITH B. SACK              Director
           Judith B. Sack


                                       Director
           Richard L. Sharp

           S. DALLAS SIMMONS           Director
           S. Dallas Simmons


                                       Director
              John W. Snow

         ROBERT H. SPILMAN             Director
         Robert H. Spilman

      LINWOOD R. ROBERTSON             Senior Vice President
      Linwood R. Robertson                (Chief Financial Officer)

           J. L. TRUEHEART             Vice President and Controller
           J. L. Trueheart                 (Principal Accounting Officer)

DOMINION RESOURCES, INC.

FINANCIAL SECTION
OF THE
1994
ANNUAL REPORT
TO
SHAREHOLDERS
(Incorporated by Reference)