Form 10-Q
period 1995-03-31
DOMINION RESOURCES INC /VA/
filed 1995-05-05
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(Mark One)
/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                    OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                       Commission file number 1-8489

                         DOMINION RESOURCES, INC.
          (Exact name of registrant as specified in its charter)



         Virginia                                  54-1229715
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification
No.)



901 East Byrd Street, Richmond, Virginia            23219
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number                   (804) 775-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes __X__     No _____

At April 30, 1995 the latest practicable date for determination, 172,782,542 shares of common stock, without par value, of the registrant were outstanding.

                         DOMINION RESOURCES, INC.

                                   INDEX


                                                Page
                                               Number

                      PART I.  Financial Information

Item 1.          Consolidated Financial Statements

            Consolidated Statements of Income - Three         3
              Months Ended March 31, 1995 and 1994

            Consolidated Balance Sheets - March 31, 1995
4-5
                 and December 31, 1994

            Consolidated Statements of Cash Flows
6-7
              Three Months Ended March 31, 1995 and 1994

            Notes to Consolidated Financial Statements     8-11

Item 2.          Management's Discussion and Analysis
12-16


                        PART II.  Other Information


Item 1.          Legal Proceedings                      17

Item 4.          Submission of Matters to a Vote of        18
             Security Holders

Item 5.          Other Information                   19-20

Item 6.          Exhibits and Reports on Form 8-K      21

                           DOMINION RESOURCES, INC.
                        PART I.  FINANCIAL INFORMATION

                  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                      Three Months Ended
                                       March 31,
                                       1995         1994
                           Millions, except per share amounts
Operating revenues and income:
  Electric                         $1,076.3     $1,102.1
  Nonutility                           53.0         64.9
                               1,129.3      1,167.0
Operating expenses:
  Fuel, net                        254.0           262.3
  Purchased power capacity, net       178.7        177.3
  Other operation                  168.4           153.1
  Maintenance                       66.9          70.5
  Depreciation and amortization    135.2           135.4
  Other taxes                          69.6         73.2

                                 872.8        871.8

Operating income                      256.5        295.2
Other income                            2.3          3.3

Income before fixed charges and
  Federal income taxes                     258.8        298.5

Fixed charges:
  Interest charges, net                  95.2            91.0
  Preferred dividends of Virginia
    Power                         11.7         10.0
                                 106.9        101.0

Income before provision for
  Federal income taxes                  151.9           197.5

Provision for Federal income
  taxes                                43.4         56.1

Net income                          $108.5       $141.4

  Average common stock                    172.3             168.5

  Earnings per common share              $  0.63       $ 0.84
  Dividends paid per common share        $  0.645      $ 0.635

__________________
The accompanying notes are an integral part of the Consolidated
Financial Statements.

                          DOMINION RESOURCES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                 (UNAUDITED)


                                       March 31,     December 31,
                                            1995           1994*

                                                 (Millions)
    Current assets:

      Cash and cash equivalents         $   122.8 $   146.7
      Trading securities                62.1     110.8
      Customer accounts receivable, net     245.4          202.7
      Other accounts receivable             113.2           83.2
      Accrued unbilled revenues              98.2           97.4
      Accrued taxes                41.1       0.0
      Materials and supplies:
        Plant and general              187.4          186.6
        Fossil fuel                82.1          122.9
      Other                        96.7           136.2
                                1,049.0         1,086.5

    Investments                      1,276.5         1,160.1

    Property, plant and equipment:  15,533.9       15,415.4
      Less accumulated depreciation
       and amortization                 5,292.0     5,170.0
                                  10,241.9    10,245.4

    Deferred charges and other assets:

      Regulatory assets                859.1     871.0
      Other                          190.4       199.2
                                1,049.5        1,070.2

    Total assets              $13,616.9      $13,562.2

    __________________
    The accompanying notes are an integral part of the Consolidated Financial Statements.

    * The Balance Sheet at December 31, 1994 has been taken from the udited Consolidated Financial Statements at that date.

                         DOMINION RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                (UNAUDITED)
                                      March 31,      December 31,
                                            1995            1994*
                                                 (Millions)
Current liabilities:
  Securities due within one year   $   205.1       $  399.1
  Short-term debt                  76.8          146.0
  Accounts payable, trade              293.7          343.5
  Accrued interest                     108.0          106.3
  Accrued taxes                        111.3            0.0
  Accrued payrolls                 48.6           59.5
  Customer deposits                55.2           55.0
  Provision for rate refunds            14.3           12.2
  Other                               94.4           115.8
                              1,007.4          1,237.4
Long-term debt:
  Utility                  4,073.7        3,910.4
  Nonrecourse - nonutility             657.1          640.2
  Other                                     200.0           160.0
                              4,930.8          4,710.6
Deferred credits and other liabilities:
  Deferred income taxes              1,633.0        1,613.6
  Investment tax credits          284.9          289.2
  Deferred fuel expenses           50.7           51.5
  Other                           276.5          257.7
                              2,245.1          2,212.0
 Total liabilities                 8,183.3          8,160.0

Commitments and Contingencies
Preferred stock:
  Virginia Power stock subject to
    mandatory redemption             221.7            222.1
  Virginia Power stock not subject to
   mandatory redemption                   594.0           594.0

Common shareholders' equity:
  Common stock - no par              3,180.7        3,157.6
  Retained earnings             1,449.5        1,455.2
  Allowance on available-for-sale
   securities                     (33.4)         (47.8)
  Other                               21.1            21.1
                           4,617.9        4,586.1
Total liabilities & shareholders'
  equity                 $13,616.9      $13,562.2

    The accompanying notes are an integral part of the Consolidated Financial Statements.

    * The Balance Sheet at December 31, 1994 has been taken from the audited Consolidated Financial Statements at that date.

                         DOMINION RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                              Three Months Ended
                                                   March 31,
                                              1995         1994
                                                    (Millions)

Cash flows from operating activities:
  Net income                         $ 108.5      $ 141.4
  Adjustments to reconcile net income to
   net cash:
    Depreciation and amortization        151.3        152.8
    Deferred income taxes                 16.5         47.1
    Investment tax credits, net           (4.2)        (4.2)
    Allowance for other funds used
     during construction             (1.8)        (1.2)
    Deferred fuel expenses                (0.8)       (16.9)
    Deferred capacity expenses       (0.8)          30.0
    Non-cash return on terminated
     construction projects costs (pre-tax)     (2.3)        (2.7)

    Changes in assets and liabilities:
      Accounts receivable                (65.0)       121.0
      Accrued unbilled revenues                29.6         35.9

      Materials and supplies              40.1         33.7
      Accounts payable, trade              (27.6)       (65.0)
      Accrued interest and taxes          95.2         42.4
      Provision for rate refunds           2.1        (98.9)
      Other changes                     29.8        (72.4)

Net cash flows from operating activities       370.6        343.0


Cash flows from (to) financing activities:
  Issuance of common stock                35.0         52.7
  Issuance of long-term debt:
      Utility                          200.0        164.0
      Nonrecourse-nonutility                 55.2           5.3

  Issuance (repayment) of short-term debt     (69.1)       (35.9)
  Repayment of long-term debt and
   preferred stock                    (239.9)      (153.1)
  Common dividend payments                 (111.0)      (106.9)
  Other                                        (4.3)         8.9
Net cash flows (to) financing
 activities                           (134.1)       (65.0)

                         DOMINION RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                (CONTINUED)

                                               Three Months Ended

                                                    March 31,

                                                1995         1994
                                                    (Millions)



Cash flows from (used in) investing activities:
  Capital expenditures-(excluding
   AFC-equity funds)                (141.1)           (132.8)
  Investments in Marketable Securities      29.1       (72.5)
  Sale of Accounts Receivable             (60.0)       (50.0)
  Other                              (88.4)            (21.1)

Net cash flows (used in) investing activities (260.4)    (276.4)


Increase in cash and cash equivalents          (23.9)         1.6

Cash and cash equivalents at beginning of
 period                              146.7             102.0
Cash and cash equivalents at end of period    $122.8     $103.6



Supplementary cash flows information:

    Cash paid during the period for:

    Interest (net of interest capitalized)  $  133.1      $  95.3

    Income taxes                    3.4             5.6









__________
The accompanying notes are an integral part of the Consolidated
Financial Statements.

                       DOMINION RESOURCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three-month periods ended March 31, 1995 and 1994, and cash flows for the three-month periods ended March 31, 1995 and 1994.

      These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Dominion Resources Annual Report on Form
10-K for the year ended December 31, 1994.

      Certain amounts in the 1994 Consolidated Financial
Statements have been reclassified to conform to the 1995 presentation.

      The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(b)   Common Stock

      At March 31, 1995 there were 300,000,000 shares of common stock authorized of which 172,706,628 were issued and outstanding.
      Common shareholders' equity at March 31, 1995 also includes $12.3 million for amounts received under the Stock Purchase Plan for Customers of Virginia Power and the Automatic Dividend Reinvestment and Stock Purchase Plan for which shares have not yet been issued. Common shares issued during the referenced periods were as follows:
                                            Three Months Ended
                                                 March 31,
                                             1995         1994
    Automatic Dividend
     Reinvestment and
     Stock Purchase Plan              645,998     722,439
    Customer Stock Purchase Plan            0           0
    Employee Savings Plan                   0      232,311
    Stock repurchase and retirement       (377,000)          0
    Other                    32,581       36,774
    Total Shares                 301,579      991,524

(c)   Long-term Incentive Plan

      On February 24, 1995, the Organization and Compensation
Committee of the Board of Directors of Dominion Resources awarded participants 25,320 shares of restricted common stock at the award price of $37.625 per share. The stock has a one to three-year vesting period.

                       DOMINION RESOURCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED)

      For the three-month period ended March 31, 1995, no common shares were issued associated with exercised stock options from previous awards. As of March 31, 1995, options from 11,076 shares were exercisable from previous awards.

(d)   Preferred Stock - Virginia Power

      As of March 31, 1995, there were 2,217,319 and 5,940,140
issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

(e)   Provision for Federal Income Taxes

      Total Federal income tax expense differs from the amount computed by applying the statutory Federal income tax rate to pre-tax income for the following reasons:
                                          Three Months Ended
                                              March 31,
                                         1995          1994
                                                (Millions)
      Computation of Provision
      for Federal Income Tax:
      Pre-tax income               $151.9          $197.5
      Tax at statutory federal
      income tax rate of 35% applied
      to pre-tax income               $ 53.2       $ 69.1
      Changes in federal income
      taxes resulting from:
          Preferred dividends
             of Virginia Power             4.1          3.5
          Nonconventional Fuel credit     (7.3)        (9.0)
          Ratable amortization of
             investment tax credits       (4.2)        (4.2)
          Other, net                    (2.4)             (3.3)
      Total Provisions for Federal
      Income Tax Expense       $43.4           $56.1

      Effective Tax Rate        28.6%           28.4%

(f)   Contingencies

      Litigation

      For matters relating to corporate governance issues between Dominion Resources and Virginia Power, see Part II. Other
Information Item 1. - Legal Proceedings and Note O to
CONSOLIDATED FINANCIAL STATEMENTS included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1994.

                       DOMINION RESOURCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED)

      Virginia Power

      Nuclear Insurance

      The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power). For additional information, see Note O to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      Nonutility Subsidiaries:

      Dominion Energy

      Dominion Cogen, Inc., is a wholly owned subsidiary of Dominion Energy with an investment interest in the Clear Lake cogeneration plant near Houston, Texas. Under terms of the investment agreement, Dominion Resources must provide contingent equity support to Dominion Energy. While management believes that the possibility of such support is remote, Dominion Resources could be required to insure that Dominion Energy has sufficient funds to meet its guarantee of $58.8 million.

      Dominion Energy has general partnership interests in certain of its energy ventures. Accordingly, Dominion Energy may be called upon to fund future operation of these investments to the extent operating cash flow is insufficient.

(g)   Lines of Credit

      Dominion Resources and its subsidiaries have lines of credit and revolving credit agreements that provide for maximum borrowings of $705.8 million. At March 31, 1995, $97.1 million had been borrowed under such agreements. In addition, these credit agreements supported $203.1 million of Dominion Resources' commercial paper and $104.4 million of nonrecourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at March 31, 1995. A total of $290.0 million of the commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

                       DOMINION RESOURCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED)

(h)   Investments

      Investments at March 31, 1995 and December 31, 1994 are as follows:

                                           March 31,
December 31,
                                              1995
1994
                                                    (Millions)


      Investments in affiliates          $   264.2       $  282.8

      Available-for-sale securities          316.2          286.5

      Nuclear decommissioning trust funds    282.3          260.9
      Investments in real estate        132.2          107.5
      Other                           281.6       222.4
                                $1,276.5       $1,160.1

                       DOMINION RESOURCES, INC.
            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      First Source Financial

      On December 27, 1994, Dominion Capital (DCI), through its owned subsidiary Virginia Financial Ventures, Inc., contributed $5 million to an escrow account for a 50% interest in First Source Financial LLP, a joint venture with HCFS Corporate Finance Venture, Inc. (HCFS). A Venture Agreement was concurrently signed whereby DCI's contribution, with that of HCFS, was held pending final closing of the joint venture which occurred on March 24, 1995. On March 27, 1995, DCI funded their portion of the joint venture with an additional $45 million contribution.

      Natural Gas Joint Venture

      On February 23, 1995, Dominion Energy, through a wholly-owned subsidiary, entered into a joint venture with Enron Exploration Australia Pty. Ltd. to explore certain coal fields of Queensland, Australia for natural gas reserves. The companies will assess the natural gas potential of more than 9 million acres in the eastern Galilee Basin of the Queensland "Outback". Dominion Energy has committed to a minimum investment of $4 million.

Dominion Resources - Consolidated
Financial Condition

      Earnings Per Share
                                     Three Months Ended
                                         March 31,
                                     1995         1994
      Virginia Power               $0.60      $0.73
      Nonutility                .03        .11
      Consolidated                 $0.63      $0.84

      Virginia Power's earnings were down 13 cents in the first quarter of 1995 when compared to the same time period for 1994. Retail sales to residential customers were down 10.4 percent for the first quarter of 1995 when compared with the first quarter of 1994. This is mainly attributable to the abnormally mild weather during the first quarter of 1995 as compared to the same time period in 1994.

      Dominion Resources' nonutility subsidiaries earned 3 cents per share in the first quarter of 1995, down 8 cents from the same period last year. Dominion Capital was negatively affected by lower income from the Vidalia hydroelectric facility in Louisiana. Dominion Energy reported lower income from its oil and gas operations because of lower gas prices in the first quarter of this year and last year's sale of a 65 percent interest in the Black Warrior Trust.

                          DOMINION RESOURCES, INC.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (CONTINUED)

      Dividends

      On April 21, 1995, the Board of Directors of Dominion
Resources declared a quarterly common stock dividend of $0.645 per share,payable June 20, 1995 to holders of record at the close of business June 1, 1995.

Financing Activities

      Common Stock Issuance

      Dominion Resources issued 301,579 net shares of common stock primarily through its Automatic Dividend Reinvestment and Stock Purchase Plan and Customer Stock Purchase Plan including the repurchase of 377,000 shares on the open market (see Note (c) to the Notes to the Consolidated Financial Statements) during the three-month period ended March 31, 1995.

      The proceeds from issuance of common stock are invested on a short-term basis by Dominion Resources and ultimately utilized to provide equity capital to its subsidiaries generally within the same calendar year as the issuance of the common stock.

Virginia Power

Liquidity and Capital Resources

      Cash Flows From Operations

      As detailed in the Statements of Cash Flows, cash flow from operating activities for the three month period ended March 31, 1995 increased $31.2 million as compared to the three month period ended March 31, 1994 primarily as a result of normal operations.

      Cash Flows To Financing Activities

      Cash from (to) financing activities was as follows:
                                    Three Months Ended March 31,
                                        1995              1994
                                               (Millions)
         Mortgage bonds               $ 200.0           $ 164.0
         Repayment of long-term debt
          and preferred stock          (185.0)           (148.0)
         Dividends                     (111.8)           (107.7)
         Other                            9.1             (36.6)
         Total                        $ (87.7)          $(128.3)

                          DOMINION RESOURCES, INC.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (CONTINUED)


      Financing activities for the first three months of 1995 resulted in a net cash outflow of $87.7 million. In the first quarter of 1995, Virginia Power sold $200 million of First and Refunding Mortgage Bonds (Bonds). A portion of the proceeds from this sale was used to retire $180 million of Bonds. In addition, during the first three months of 1995, Virginia Power retired $5.0 million of securities through sinking fund requirements.

      During the first quarter of 1995, net borrowings under the commercial paper program increased $13.4 million.

      Cash Flows (Used in) Investing Activities

      Cash from (used in) investing activities was as follows:

                                   Three Months Ended March 31,

                              1995             1994
                                               (Millions)
      Utility plant expenditures       $(130.6)          $(109.4)
      Nuclear fuel                        (4.5)             (8.5)

      Nuclear decommissioning
       contributions                      (6.2)             (6.1)
      Pollution control project
       funds                              (0.2)             2.4
      Sale of accounts receivable   (60.0)           (50.0)
      Other                               (4.8)             (2.4)
            Total                      $(206.3)          $(174.0)

   Investing activities for the first three months of 1995 resulted in a net cash outflow of $206.3 million primarily due to $130.6 million of construction expenditures and $4.5 million of nuclear fuel expenditures. Of the construction expenditures, approximately $7.0 million was spent on new generating facilities, $40.9 million on power production projects, and $75.3 million on transmission and distributions projects.

   Results of Operations

   Balance available for Common stock decreased by $20.1 million for the three-month period ended March 31, 1995, as compared to the same period in 1994, primarily as a result of the milder weather experienced in the first quarter of 1995.

                       DOMINION RESOURCES, INC.
            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (CONTINUED)


   Operating Revenues

   Operating revenues changed primarily due to the following:
                                 Three Months Ended March 31,
                                         1995 vs. 1994

                                           (Millions)

       Kwh sales                            $(53.6)
       Change in base revenues                26.5
       Fuel cost recovery                      2.7
       Other, net                             (1.4)
            Total                           $(25.8)


   Customer kilowatt-hour sales changed as follows:

                                  Three Months Ended March 31,
                                         1995 vs. 1994

       Residential                           (10.4)%
       Commercial                             (0.2)
       Industrial                              5.0
       Public authorities                      0.7
       Total retail sales                     (3.8)
       Resale                                 (2.2)
       Total sales                            (3.6)

   The decrease in kilowatt-hour retail sales for the three-month period ended March 31, 1995 reflects the milder weather experienced in the first quarter of 1995 compared to 1994.

   Base revenues were higher for the three-month period ended March 31, 1995, as compared to the same period in 1994, primarily as a result of the establishment of additional revenue reserves for the 1992 rate case in the first quarter of 1994 and lower sales in the first quarter of 1995.

                       DOMINION RESOURCES, INC.
            ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (CONTINUED)

    Operation - Other

    Operation - other increased for the three-month period ended March 31, 1995, as compared to the same period in 1994, primarily as a result of higher administrative and general expenses in 1995 and the recognition of insurance refunds in 1994, partially offset by a decrease in payroll costs due to a reduction in staffing levels.


Dominion Resources and its Nonutility Subsidiaries

    Liquidity and Capital Resources

    During the first three months of 1995, Dominion Resources' nonutility subsidiaries expended $18.6 million on capital requirements. Estimated capital requirements for 1995 are $104.7 million.


    Results of Operations

    Nonutility revenues and income decreased for the three-month period ended March 31, 1995, as compared to the same periods in 1994, primarily as a result of lower revenues from the Vidalia hydroelectric project and lower income from oil and gas operations as well as last year's sale of a 65 percent interest in the Black Warrior Trust.


Commitments and Contingencies

    For additional information on commitment and contingencies, see Note (g) to CONSOLIDATED FINANCIAL STATEMENTS.

                       DOMINION RESOURCES, INC.
                     PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      In reference to the proceeding before the Virginia State Corporation Commission (the Virginia Commission) into the holding company structure and the relationship between Dominion Resources and Virginia Power, on April 12, 1995 the Staff of the Virginia Commission and its consultants filed their Final Report in which they recognized that conditions had improved since their Interim Report was prepared in the fall of 1994, but suggested that the corporate relationship between Virginia Power and Dominion Resources warrants continued monitoring by the Virginia Commission. The Final Report contains numerous recommendations by the consultant pertaining to corporate governance issues, operating relationships, affiliate service arrangements, financial issues involving the two companies, and possible regulatory tools for the Virginia Commission, many of which are the same as were recommended in the Interim Report. Additional recommendations were made relating to the role of the Joint Committee created under the Settlement Agreement, Commission monitoring of corporate governance issues, controls and accountability for affiliate transactions, allocation of certain holding company overhead expense to Virginia Power, enhancement of Virginia Power's control over certain of its financial functions and compensation to Virginia Power for credit support perceived by the consultants to flow to Dominion Resources and its other subsidiaries from Virginia Power. The Final Report is included in Dominion Resources' Current Report on Form 8-K, dated April 17, 1995.

      In reference to the Report issued by the Staff in the proceeding on its investigation of a coal transportation contract between Virginia Power and CSX Transportation, on March 24, 1995, the Staff filed its Reply to the Joint Response and Motion of Virginia Power and Dominion Resources in which it supported the recommendations made by the companies.

Virginia Power

      In reference to the arbitration between Virginia Power and Smith Cogeneration of Virginia, Inc., Virginia Power filed its Comments on the Report of the Arbitrator on March 31, 1995, and Smith Cogeneration filed its response on May 1, 1995. Virginia Power has until May 15, 1995 to respond.

      In reference to the lawsuit filed against Virginia Power by Doswell Limited Partnership, on March 6, 1995 the Circuit Court of the City of Richmond entered its Opinion in favor of Virginia Power, and on April 4, 1995 Doswell filed its Notice of Appeal to the Virginia Supreme Court.

                       DOMINION RESOURCES, INC.
                     PART II. - OTHER INFORMATION
                             (CONTINUED)

Item 4. Submission of Matters to a Vote of Security Holders

      Dominion Resources Annual Shareholders Meeting was held on
April 21, 1995.

      a) The following Directors were elected to the Board of Directors for terms expiring in the years indicated:

                     Elected for Term Expiring in 1998
                                              Votes
         Director                      For         Withheld
         John B. Adams, Jr.       147,895,114   3,870,620
      Benjamin J. Lambert, III   147,626,710   4,139,024
      Richard L. Leatherwood      147,745,352       4,020,382
      Frank S. Royal              147,528,806       4,236,928

                     Elected for Term Expiring in 1997
                                             Votes
                                       For        Withheld
      Robert H. Spilman      147,751,756       4,013,978

                     Elected for Term Expiring in 1996
                                               Votes
                                       For        Withheld
      Tyndall L. Baucom      147,897,482       3,868,252
      Harvey L. Lindsey, Jr.      147,748,452       4,017,082
      William T. Roos        147,833,651       3,932,083
      Richard L. Sharp       147,803,792       3,961,942

      b) The following incumbent Directors will continue on the Board of Directors with terms expiring in the years indicated:

           Director                        Term Expiring
           Kenneth A. Randall                 1996
           Judith B. Sack                1996
           John B. Bernhardt                  1997
           Thos. E. Capps                1997
           S. Dallas Simmons             1997

           The shareholders also voted in favor of the
designation of Deloitte & Touche LLP as Dominion Resources'
independent certified public accountants to audit the
consolidated financial statements for the year 1995.  The vote was as follows:
                                          Votes
           For                  149,181,186
         Against                    976,883
           Abstain                1,607,665

                        DOMINION RESOURCES, INC.
                      PART II. - OTHER INFORMATION
                              (CONTINUED)

Item 5. Other Information

Virginia Power

      Union Employees

           On April 1, 1995, Virginia Power and the International Brotherhood of Electrical Workers (IBEW) reached an agreement on a new three-year contract to cover approximately 3,800 hourly workers. The new contract, which was ratified on May 2, 1995, will expire on March 31, 1998.Rates

      Virginia

           In reference to the Motions of Intent to Seek Rehearing filed by Virginia Power and other appellants in the appeal of Virginia Power's 1992 Virginia rate case to the Virginia Supreme Court, on March 3, 1995, the Court denied the Motions.

           In reference to the proceeding before the Virginia Commission requesting approval of Schedule DEF-Dispersed Energy Facility, on April 20, 1995, the Virginia Commission declined to approve that schedule, stating that the scope of the proposal was not an appropriate experiment under Virginia law, and that without a specific construction proposal before it, the Virginia Commission could not approve the concept. The Virginia Commission noted, however, that upon a proper record it would consider the public interest of allowing a DEF-type facility to be constructed.

           In reference to the proceeding before the Virginia Commission seeking approval to implement real time pricing for certain industrial customers, on April 20, 1995, the Virginia Commission approved the implementation of the proposed rate schedule for a five-year period.

      North Carolina

           In reference to Virginia Power's Motion for Rehearing in the appeal of its 1992 North Carolina rate case to the North Carolina Supreme Court, on February 13, 1995, the Court denied the Motion. The Company has 90 days to seek review of this decision.

                        DOMINION RESOURCES, INC.
                      PART II. - OTHER INFORMATION
                              (CONTINUED)

      Competition

           In reference to the plans of the City of Falls Church, Virginia, to pursue the establishment of a municipal electric system, on March 13, 1995, Virginia Power responded to the City's request for transmission services and stated that it would not provide such service voluntarily, that the City was not an appropriate entity to request that the Federal Energy Regulatory Commission (FERC) compel the provision of such service and that its request was deficient under the provisions of the appropriate FERC regulations. On that same date, Virginia Power filed a Petition for Declaratory Judgment with the Virginia Commission asking it to find that the request of the City would, without the Virginia Commission's approval, be illegal under Virginia law. The Virginia Commission, on March 21, 1995, ordered the City to respond to the Petition. On April 17, 1995, the Mayor of the City wrote to the Chairman of the Commission and stated that the City would not respond to the Petition and asserted that the Virginia Commission has no jurisdiction over the City. Virginia Power, consistent with state and federal law, will still attempt to negotiate a new long-term franchise, and it submitted a proposed franchise to the City on March 20, 1995.

      Environmental

           Virginia Power recently completed its compliance plan for Phase II of the Clean Air Act. The plan will involve switching to lower sulfur coal, purchase of sulfur dioxide emission allowances and additional nitrogen oxide and sulfur dioxide controls. Maximum flexibility and least-cost compliance will be maintained through annual studies. During the next 10 years capital investment is not expected to exceed the previously estimated $481 million (1992 dollars) for Title IV compliance.

      Future Sources of Power

           Virginia Power has obtained all approvals and is proceeding with construction of a 75 mile, 500 kv transmission line from the Clover Power Station to the Carson Substation in Dinwiddie County, Virginia. The line is expected to be completed by April 1996. The testing of Clover Power Station, Unit 1 is underway and commercial operation is now expected in the Summer of 1995.

                        DOMINION RESOURCES, INC.
                      PART II. - OTHER INFORMATION
                              (CONTINUED)

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      10(i)* - Employment Agreement dated April 12, 1995 between
                Dominion Resources and Thos. E. Capps (filed herewith).

      10(ii)* -  Amendment dated April 12, 1995 to Employment
                 Agreement dated February 6, 1995 between
                 Dominion Resources and Tyndall L. Baucom (filed herewith).


      10(iii)* - Employment Agreement dated April 21, 1995
                 between Virginia Power and James T. Rhodes
                 (filed herewith).

      11 -  Statement re:  computation of per share earnings
(included in this Form 10-Q on page 3).

      27 -  Financial Data Schedule (filed herewith)


      * Indicates management contract or compensatory plan or arrangement.

(b)   Report on Form 8-K.

      Dominion Resources filed a report on Form 8-K, dated February 21, 1995, reporting the entry of a Consent Order by the Virginia Commission on the joint motion of Dominion Resources, Virginia Power and the Staff and the withdrawal by Delegate Clinton Miller of certain legislation introduced by Delegate Miller in the 1995 Virginia General Assembly at the request of the Commission.

      Dominion Resources filed a report on Form 8-K, dated April 17, 1995, relating to the final order received by the Staff of the Virginia Commission as prepared by two consultants retained by the Commission in its investigation of the corporate governance issues between Dominion Resources and its wholly-owned subsidiary, Virginia Power.

                               SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DOMINION RESOURCES, INC.
                                              Registrant




                                     BY     JAMES L. TRUEHEART

                                            James L. Trueheart
                                    Vice President and Controller
                                   (Principal Accounting Officer)

May 5, 1995