Form 10-K/A
period 1994-12-31
DOMINION RESOURCES INC /VA/
filed 1995-06-02
CIK 715957

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ______________________

                                 FORM 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT

              Filed pursuant to Section 12, 13, and 15 (d) of

                      THE SECURITIES EXCHANGE ACT OF 1934

                            ______________________



                           Dominion Resources, Inc.
              (Exact name of registrant as specified in charter)


                         AMENDMENT NO. 1 TO FORM 10-K


    The undersigned registrant hereby amends the exhibits to its 1994 Annual Report on Form 10-K to include the following Annual Reports for the Dominion Resources, Inc. Employee Savings Plan for 1994 and the Virginia Power Hourly Employee Savings Plan for 1994.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              DOMINION RESOURCES, INC.
                                                    Registrant


                                        BY       Linwood R. Robertson
                                                 Linwood R. Robertson
                                                 Senior Vice President,
                                                 Chief Financial Officer



    Date:  June 1, 1995

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                   FORM 11-K
                                 ANNUAL REPORT
                       Pursuant to Section 15(d) of the
                       Securities Exchange Act of 1934









     (Mark One):


      X ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].
         For the fiscal year ended December 31, 1994

                                    OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
         For the transition period from ________ to ________

     Commission File number 33-55403

          A. Full title of the plan and the address of the plan, if different from that of the issuer named below:


                           Dominion Resources, Inc.
                            Employee Savings Plan


     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:



                            DOMINION RESOURCES, INC.
                                P.O. Box 26532
                             901 East Byrd Street
                         Richmond, Virginia 23261-6532

                          DOMINION RESOURCES, INC.
                           EMPLOYEE SAVINGS PLAN


                            FINANCIAL STATEMENTS



                              TABLE OF CONTENTS





                                                                Pages

Independent Auditors' Report                                  F-2

Financial Statements:

     Statements of Net Assets Available for Plan
      Benefits as of December 31, 1994 and 1993               F-3

     Statements of Changes in Net Assets Available
      for Plan Benefits for the Years Ended
      December 31, 1994, 1993 and 1992                        F-4

     Notes to Financial Statements                            F-5 - F-14

Supplemental Schedules:

     Item 27a - Schedule of Assets Held for Investment
                Purposes                                      F-15

     Item 27d - Schedule of Reportable Transactions           F-16



Schedules Omitted:

The following schedules are omitted because of the absence of the conditions under which they are required, or because the required information is included in the financial statements or notes thereto:

                           Schedules I, II and III.

INDEPENDENT AUDITORS' REPORT


To the Organization and Compensation Committee of the Board of Directors of Dominion Resources, Inc.

We have audited the accompanying financial statements of the Dominion Resources, Inc. Employee Savings Plan as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, listed in the Table of Contents on page F-1. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1994 and 1993, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of 1) assets held for investment purposes as of December 31, 1994 and 2) reportable transactions for the year ended December 31, 1994 are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1994 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.




Deloitte & Touche LLP
May 16, 1995

                          DOMINION RESOURCES, INC.
                           EMPLOYEE SAVINGS PLAN

           STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                             _________________

                                                          December 31,
ASSETS                                                1994           1993

Dominion Resources, Inc.,
 common stock
 (1994: shares 6,431,777, cost $214,077,168
  1993: shares 6,342,578, cost $201,482,880)      $231,543,973   $287,794,485

Balanced Fund
 (1994 cost $13,275,944;
  1993 cost $12,300,790)                            11,739,660     11,762,064

America's Utility Fund
 (1994 cost $16,473,052;
  1993 cost $17,917,283)                            13,420,187     17,173,034

Equity Index Fund
 (1994 cost $16,675,190;
  1993 cost $13,970,970)                            17,001,227     14,493,619

NationsBank Employee Benefit Stable
 Capital Fund (Collective Funds)
 (1994 cost $27,272,287;
  1993 cost $22,550,220)                            29,492,668     23,581,338

U.S. Treasury Notes
 (1994 cost $ 9,717,333;
  1993 cost $19,913,376)                             9,267,834     19,950,084

Loans to participants at face value                  5,057,889      6,565,626

Temporary cash investments at cost
 (approximates market value)                         8,508,643      1,263,329

Cash                                                   253,928        460,742
  Total Investments                                326,286,009    383,044,321

Interest Receivable                                     86,200        177,414

Contributions Receivable                                23,784         35,962

Other Receivables                                       27,821
  Total                                           $326,423,814   $383,257,697

LIABILITIES AND NET ASSETS
AVAILABLE FOR PLAN BENEFITS

Distributions payable to participants             $    227,402   $    505,980

Other liabilities                                          684         93,121

Net assets available for Plan benefits             326,195,728    382,658,596

   Total                                          $326,423,814   $383,257,697

The accompanying notes are an integral part of the financial statements.

                          DOMINION RESOURCES, INC.
                           EMPLOYEE SAVINGS PLAN

      STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                             _________________


                                          For the Years Ended December 31,
                                        1994            1993           1992
  Investment income:
    Dividends                      $ 18,143,556     $17,087,299    $14,882,787
    Interest and other                1,316,680       2,072,323      2,476,988
       Total investment income       19,460,236      19,159,622     17,359,775

  Realized gain (loss)               (8,659,027)      2,592,093        586,648

  Unrealized appreciation
    (depreciation)                  (54,709,337)     32,902,256      9,984,000

  Transfer of participants'
    assets to the Plan from the
    Virginia Power Hourly
    Employee Savings Plan             8,319,378       1,839,714      6,746,682

  Contributions:
    Participants                     22,908,667      22,002,757     20,819,667
    Participating companies           8,713,218       8,757,674      8,356,603

       Total additions               (3,966,865)     87,254,116     63,853,375

  Distributions to
    participants                     52,181,439      19,345,601     42,683,448

  Administrative expense                314,564         417,366        430,330

       Total deductions              52,496,003      19,762,967     43,113,778

  Net increase (decrease) before
    Cumulative Effect of a Change
    in Accounting Principle         (56,462,868)     67,491,149     20,739,597

  Cumulative Effect of a Change
    in Accounting Principle
    (Note 1)                                          5,865,420

       Net increase (decrease)      (56,462,868)     73,356,569     20,739,597
  Net assets available for Plan
    benefits:
      Beginning of year             382,658,596     309,302,027    288,562,430
      End of year                  $326,195,728    $382,658,596   $309,302,027








The accompanying notes are an integral part of the financial statements.

                         DOMINION RESOURCES, INC.
                          EMPLOYEE SAVINGS PLAN
                       NOTES TO FINANCIAL STATEMENTS
                            __________________

 1.     Summary of Significant Accounting Policies

   General:

   Dominion Resources, Inc. (Dominion Resources), offers its common stock along with other investment options (see footnote 6 for additional information) to participants in the Dominion Resources, Inc. Employee Savings Plan (the Plan). Virginia Electric and Power Company (Virginia Power), a wholly-owned subsidiary of Dominion Resources, is the designated Plan sponsor, fiduciary and administrator. The Plan financial statements are prepared using the accrual basis of accounting.

   For additional information concerning the Plan, see Plan documents.

   Investment Income:

   Dividend income is recognized on the ex-dividend date.

   Investment Valuations:

   Investments in securities traded on a national securities exchange are stated at the last reported sales price on the last working day of each month. Investments in mutual funds are stated at fair value based upon quoted net asset values reported on recognized securities exchanges on the last business day of the plan year Investments in bank common trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

   Distributions:

   Distributions from the Plan are recorded on the valuation date of the month in which a participant terminated employment, retired, or submitted a valid withdrawal request.

   Change in Accounting Principle:

   In 1993, the Plan changed its method of accounting for distributions payable to comply with the 1993 AICPA Audit and Accounting Guide, Audits of Employee Benefit Plans. The new guidance requires that distributions payable to participants who have withdrawn from participation in a defined contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. As of December 31, 1994 and 1993, respectively net assets available for Plan benefits included benefits of $12,544,952 and $1,273,387 due to participants who have withdrawn from participation in the Plan.

 2.     Plan Participants

   Any subsidiary of Dominion Resources may become a party to the Plan by adopting the Plan for the benefit of its qualified salary employees subject to approval of the Board of Directors of Dominion Resources. All Dominion Resources' subsidiaries comprise the Plan's Participating Companies.

   There were 6,509 and 7,370 participants in the Plan as of December 31, 1994 and 1993, respectively.

 3.     Contributions

   Under the terms of the Plan, participants may make contributions to the Plan under the "Regular Option" and the "Savings Plus Option". The Regular Option allows participants to make after-tax contributions to the Plan.
   The Savings Plus Option allows participants to contribute to the Plan with before-tax dollars.

   A maximum of 16% of the participant's eligible earnings can be invested in the Plan. Of this 16%, up to 10% can be invested on a tax-deferred basis under the Savings Plus Option. The Participating Companies contribute a matching amount equivalent to 50% of each participant's contributions, not to exceed 3% of the participant's eligible earnings, which is used to purchase Dominion Resources common stock.

 4.     Vesting Provisions

   Participants become vested in their own contributions immediately and in the Participating Companies' matching contributions at the earlier of (a) the beginning of the third year following the year in which the contribution was made or (b) the date the participant completes five years of service with the Company. Matching contributions vest immediately for participants aged 55 or older.

 5.     Forfeiture Provisions

   Participating Companies' contributions and related earnings, which participants forfeit as a result of withdrawing their contributions prior to vesting, are applied to reduce future Participating Companies' contributions. Such forfeitures amounted to $40,687, $98,372, and $64,759 for the years ended December 31, 1994, 1993, and 1992, respectively.

 6.     Investment Options

   The Plan provides for employee contributions to be invested in the following funds:

   Dominion Resources, Inc. (DRI) Common Stock Fund - All investments are in DRI Common Stock.

   Interest-Bearing Fund - This fund's focus is on preservation of principal and the primary investments are in high quality fixed income securities.

   Balanced Fund - Thirty percent of this fund is invested in equity securities and the residual is invested in fixed income securities. It is designed to produce stable long-term principal growth.

   America's Utility Fund - Investments are in the common stock of electric, gas and telephone utilities, which are intended to provide high income and moderate principal growth. America's Utility Fund is sponsored and administered by a subsidiary of Dominion Resources, Inc.

   Equity Index Fund - The objective is to provide a return equal to the return on the U.S. stock market as measured by the Standard and Poor's 500 Index.

   Loan Fund - Participants are allowed to borrow against their vested balance and repay the amount over a three or four year period.

   Participating Companies' matching contributions are invested only in the DRI Common Stock Fund and cannot be transferred to other funds.

   Employee contributions may be invested in any option (except the loan fund) in 10% increments totalling to 100%. Changes in investment options may be selected four times a year, to be effective the first day of each quarter.

 7. Income Taxes

   The Plan is a qualified employees' profit sharing trust under Sections 401(a) and 401(k) of the Internal Revenue Code and, as such, is exempt from Federal income taxes under Section 501(a). Pursuant to Section 402(a) of the Internal Revenue Code, a participant is not taxed on the income and contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

   The Plan obtained its latest determination letter on November 9, 1993, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

 8. Trustee

   Virginia Power has entered into a Trust Agreement with Signet Trust Company with respect to the DRI Common Stock, America's Utility, Equity Index, and Balanced Funds. NationsBank serves as Trustee of the Plan with respect to the Interest Bearing Fund.

 9. Loans to Participants

   Participants are eligible to secure loans against their plan assets. The maximum loan amount is the lesser of:

   -  50% of the vested account balance

   -  $50,000 (reduced by the maximum outstanding loan balance during the prior twelve months)

   The loans are interest-bearing at one percentage point above the prime rate of interest. The rate is determined every quarter, however, the rate is fixed at the inception of the loan for the life of the loan.

   Participants make repayments to the Plan on a monthly basis. Any defaults in loans result in a reclassification of the remaining loan balances as taxable distributions to the participants.

10. Fund Information

   Statements of Net Assets Available for Benefits by Fund at December 31, 1994 and 1993, and Statements of Changes in Net Assets Available for Plan Benefits by Fund for the years ended December 31, 1994, 1993, and 1992 follows:

Dominion Resources, Inc.
Employee Savings Plan
Statement of Net Assets Available for Plan Benefits by Fund
For the Year Ended December 31, 1994


                                    Nonparticipant
                                                            Participant
Directed                                       Directed
                                        DRI Common

      Equity                          DRI Common
                                          Stock       Interest       America's

      Index      Balanced     Loan      Stock
                              Total       Fund       Bearing Fund   Utility
Fund      Fund         Fund       Fund       Fund
Assets

Equities                  $265,495,895 $115,424,670
$13,420,187 $17,001,227  $ 3,530,508             $116,119,303
Interest Bearing
  Securities                 8,209,152

               8,209,152
U.S. Treasury Notes          9,267,834                $ 9,267,834
NationsBank Employee
  Benefit Stable
  Capital Fund              29,492,668                 29,492,668
Short Term Investments       8,508,643    2,955,769       986,084
156,970   1,284,898      151,365                2,973,557
Cash                           253,928       27,974         6,772
171,913      12,402        6,724                   28,143
Loans Receivable             5,057,889

                           5,057,889
Contributions Receivable        23,784        9,083         2,593
1,778       2,325        1,444                    6,561
Interest Receivable             86,200          222        85,556
46         116           38                      222
Interfund Receivable
  (Payable)                                 (11,627)     (206,913)
(6,390)    280,973       41,001    (160,153)      63,109
Other Receivables               27,821       12,063         3,828
5,944       5,729          257

Total Assets              $326,423,814 $118,418,154   $39,638,422
13,750,448 $18,587,670  $11,940,489   4,897,736 $119,190,895

Liabilities and Net
Assets Available for
Plan Benefits

Distributions Payable
 to Participants          $    227,402 $    101,571   $    19,492    $
4,531 $     1,357  $     4,028             $     96,423
Other Liabilities                  684          684
Net Assets Available
 for Plan Benefits         326,195,728  118,315,899    39,618,930
13,745,917  18,586,313   11,936,461  $4,897,736  119,094,472

Total Liabilities and Net
Assets Available for
Plan Benefits             $326,423,814 $118,418,154   $39,638,422
$13,750,448 $18,587,670  $11,940,489  $4,897,736 $119,190,895


Dominion Resources, Inc.
Employee Savings Plan
Statement of Net Assets Available for Plan Benefits by Fund
December 31, 1993


                                      DRI Common

  Equity
                                       Stock         Interest       America's

  Index      Balanced         Loan
                           Total       Fund        Bearing Fund   Utility Fund

  Fund         Fund           Fund
Assets

Equities               $322,989,757  $287,794,485                  $17,173,034
$14,493,619   $3,528,619
Interest Bearing
  Securities             14,799,071

              8,233,445     $6,565,626
U.S. Treasury Notes      19,950,084                 $19,950,084
NationsBank Employee
  Benefit Stable
  Capital Fund           23,581,338                  23,581,338
Short Term Investments    1,263,329        16,351       456,636             70

   785,243        5,029
Cash                        460,742            41           145        459,612

       930           14
Contributions Receivable     35,962        26,763         3,575          2,197

     2,130        1,297
Interest Receivable         177,414           180       177,124             22

        75           13
Interfund Receivable
  (Payable)                       0       152,553      (527,397)       214,471

   126,411      129,597        (95,635)

Total Assets           $383,257,697  $287,990,373   $43,641,505    $17,849,406
$15,408,408  $11,898,014     $6,469,991

Liabilities and Net
Assets Available for
Plan Benefits

Distributions Payable to
  Participants         $    505,980  $    263,763  $   127,207    $    22,401
$    59,259 $    33,350
Other Liabilities            93,121        61,790       23,509          3,116

     2,747       1,959
Net Assets Available for
  Plan Benefits         382,658,596   287,664,820   43,490,789     17,823,889

15,346,402  11,862,705      $6,469,991

Total Liabilities and Net
Assets Available for
Plan Benefits          $383,257,697  $287,990,373  $43,641,505    $17,849,406
$15,408,408 $11,898,014      $6,469,991



Dominion Resources, Inc.
Employee Savings Plan
Statement of Changes in Net Assets Available for Plan Benefits by Fund For the Year Ended December 31, 1994




                                  Nonparticipant
                                                    Participant Directed

                                     Directed
                                      DRI Common

 Equity                             DRI Common
                                        Stock      Interest        America's

 Index      Balanced      Loan        Stock
                         Total          Fund      Bearing Fund   Utility Fund

  Fund        Fund        Fund         Fund

Investment Income:
Dividends             $ 18,143,556  $  8,062,020                  $   683,026
$  375,338  $   735,526              $  8,287,646
Interest and other       1,316,680        25,640  $    757,002         98,725

   11,834        5,567  $  403,633        14,279

     Total              19,460,236     8,087,660       757,002        781,751

  387,172      741,093     403,633     8,301,925

Realized Gain (Loss)    (8,659,027)   (3,789,953)     (117,394)      (627,495)

  (42,242)    (105,599)               (3,976,344)
Unrealized Appreciation
  (Depreciation)       (54,709,337)  (25,116,752)      489,611     (2,476,513)

 (102,649)  (1,091,575)              (26,411,459)

Transfer of Participants'
  Assets to the Plan
  from the Virginia
  Power Hourly Employee
  Savings Plan           8,319,378     3,222,444     1,855,098

                                       3,241,836

Contributions:
Participants            22,908,667    12,117,602     3,434,923      2,594,979

2,922,891    1,838,272
Participating Companies  8,713,218

                                       8,713,218

Interfund Transfers, Net               4,076,871    (3,034,506)    (2,408,023)

1,828,293      400,918  (1,529,569)      666,016

     Total Additions/
      (Subtractions)    (3,966,865)   (1,402,128)    3,384,734     (2,135,301)

4,993,465    1,783,109  (1,125,936)   (9,464,808)

Distributions to
  Participants          52,181,439    20,111,634     7,178,722      1,931,580

1,728,563    1,700,024     438,584    19,092,332
Administrative Expense     314,564        90,507        77,871         11,091

   24,991        9,329       7,735        93,040

     Total Deductions   52,496,003    20,202,141     7,256,593      1,942,671

1,753,554    1,709,353     446,319    19,185,372

Net Increase/(Decrease)(56,462,868)  (21,604,269)   (3,871,859)    (4,077,972)

3,239,911       73,756  (1,572,255)  (28,650,180)

Net Assets Available
for Plan Benefits:

Beginning of Year      382,658,596   139,920,168    43,490,789     17,823,889
15,346,402   11,862,705   6,469,991  $147,744,652
End of Year           $326,195,728  $118,315,899  $ 39,618,930    $13,745,917
$18,586,313  $11,936,461  $4,897,736  $119,094,472


</TABLE?

Dominion Resources, Inc.
Employee Savings Plan
Statement of Changes in Net Assets Available for Plan Benefits by Fund
For the Year Ended December 31, 1993



                                             DRI Common

           Equity
                                               Stock       Interest
America's        Index     Balanced        Loan
                                 Total         Fund       Bearing Fund
Utility Fund       Fund       Fund          Fund
Investment Income:
Dividends                    $ 17,087,299  $ 15,295,621                    $
601,455   $   158,275   $ 1,031,948
Interest                        2,072,323        12,924    $ 1,604,823

 312        11,859           181   $  442,224

     Total                     19,159,622    15,308,545      1,604,823
601,767       170,134     1,032,129      442,224

Realized Gain (Loss)            2,592,093     2,748,384       (140,511)

   0             0       (15,780)
Unrealized Appreciation
  (Depreciation)               32,902,256    32,253,794      1,408,609
(744,249)      522,829      (538,727)

Transfer of Participants'
  Assets to the Plan
  from the Virginia
  Power Hourly Employee
  Savings Plan                   1,839,714     1,616,697        223,017

Contributions:
Participants                   22,002,757    12,966,328      5,654,827
1,292,729     1,306,558       782,315
Participating Companies         8,757,674     8,757,674

Interfund Transfers, Net                0   (14,655,518)   (26,150,435)
16,769,881    13,483,748    10,728,874     (176,550)

     Total Additions/
      (Subtractions)           87,254,116    58,995,904    (17,399,670)
17,920,128    15,483,269    11,988,811      265,674

Distributions to
  Participants                 19,345,601    15,098,610      3,864,859
83,053       125,095       117,468       56,516

Administrative Expense            417,366       244,584        124,182
13,186        11,772         8,638       15,004

     Total Deductions          19,762,967    15,343,194      3,989,041
96,239       136,867       126,106       71,520

Net Increase/(Decrease)
  Before Cumulative Effect
  of a Change in
  Accounting Principle         67,491,149    43,652,710    (21,388,711)
17,823,889    15,346,402    11,862,705      194,154

Cumulative Effect of a
  Change in Accounting
  Principle                     5,865,420     4,402,472      1,462,948

   0             0             0            0


Net Increase/(Decrease)         73,356,56    48,055,182    (19,925,763)
17,823,889    15,346,402    11,862,705      194,154

Net Assets Available
for Plan Benefits:

Beginning of Year             309,302,027   239,609,638     63,416,552

   0             0             0    6,275,837
End of Year                  $382,658,596  $287,664,820   $ 43,490,789
$17,823,889   $15,346,402   $11,862,705   $6,469,991


                         DOMINION RESOURCES, INC.
                           EMPLOYEE SAVINGS PLAN

  STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND
                   FOR THE YEAR ENDED DECEMBER 31, 1992
                             _________________

                                          Dominion
                                        Resources, Inc.  Interest
                                         Common Stock    Bearing        Loan
                                Total        Fund         Fund         Fund
Investment income:
  Dividends                $ 14,882,787 $ 14,882,787
  Interest                    2,476,988       24,100  $ 2,312,149  $  140,739

    Total investment income  17,359,775   14,906,887    2,312,149     140,739

Realized gain (loss)            586,648      848,911     (262,263)

Unrealized appreciation       9,984,000    8,895,663    1,088,337

Transfer of participants'
  assets to the Plan from the
  Virginia Power Hourly
  Employee Savings Plan       6,746,682    5,607,470    1,139,212

Contributions:
  Participants               20,819,667   13,283,927    7,535,740
  Participating companies     8,356,603    8,356,603

    Total additions          63,853,375   51,899,461   11,813,175     140,739

Distributions to
  participants               42,683,448   33,246,215    9,437,233

Administrative expense          430,330      273,115      157,215

Interfund transfers, net                   3,926,375    2,208,723  (6,135,098)

    Total deductions         43,113,778   37,445,705   11,803,171  (6,135,098)

     Net increase            20,739,597   14,453,756       10,004   6,275,837

Net assets available for Plan
  benefits:
    Beginning of year       288,562,430  225,155,882   63,406,548
    End of year            $309,302,027 $239,609,638  $63,416,552 $ 6,275,837

11.   Right to Terminate

     Virginia Power reserves the right to terminate the Plan by action of its Board of Directors. No termination of the Plan may retroactively diminish any participant's interest in the Plan or prejudice the accrued rights thereunder. In the event of termination of the Plan, no part of the Plan assets or any participant's interest in the Plan will revert to the Participating Companies.

12.  Unrealized Appreciation/Depreciation

     For 1992 through 1994, the net change in unrealized appreciation (depreciation) on investments was as follows:

                                   1994          1993         1992

     Investments at Fair Value as
     Determined by Quoted Market
     Price:

       Common Stock           $(51,528,211)   $32,253,794   $8,895,663
       U.S. Treasury Notes        (313,351)        32,366     (275,454)
       Mutual Funds             (3,568,088)    (1,282,976)
                               (55,409,650)    31,003,184    8,620,209


     Investments at Estimated
     Fair Value:

       Bank Common Trust Funds     700,313      1,899,072    1,363,791

                              $(54,709,337)   $32,902,256   $9,984,000


13.  Realized Gains and Losses on Dispositions

     Proceeds from dispositions are reported net of any brokerage or other fees. Realized gains and losses on dispositions are recognized and measured using the carrying values for each transaction.

                                        1994            1993         1992

     Investments at Fair Value
      as Determined by Quoted
      Market Price:

        Common Stock               $(7,766,297)    $2,748,384    $ 848,911
        U.S. Treasury Notes           (192,474)      (321,382)    (262,263)
        Mutual Funds                  (733,094)       (15,780)
                                    (8,691,865)     2,411,222      586,648

     Investments at Estimated
      Fair Value:
        Bank Common Trust Funds         32,838        180,871
                                   $(8,659,027)    $2,592,093    $ 586,648

14.  Investments Exceeding 5% of Net Assets

     The following table represents the fair value of investments at each year end with investments exceeding 5% of the Plan's net assets shown separately:
                                               1994              1993

     Investments at Fair Value as
      Determined by Quoted Market
      Price:

        Common Stock
         DRI Common Stock               $231,543,973   $287,794,485
        U.S. Treasury Notes                9,267,834     19,950,084
        Mutual Funds                      25,159,847     28,935,098
                                         265,971,654    336,679,667

     Investments at Estimated Fair
      Value:
         NationsBank Employee
          Benefit Stable Capital Fund 29,492,668 23,581,338 Mellon National Bank Employee
          Benefit Stock Index Fund        17,001,227     14,493,619
         Money Market                      8,508,643      1,263,329
                                        $320,974,192   $376,017,953

                         DOMINION RESOURCES, INC.
                           EMPLOYEE SAVINGS PLAN

               SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1994
        ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES


                                                              Current
Description                                  Cost               Value


Cash                                   $    253,928       $    253,928

Temporary cash investments:
  Medalist Money Market Fund II           7,753,234          7,753,234
  NationsBank Prime Portfolio Trust         754,988            754,988
  Mellon Employee Benefit Temporary
   Investment Fund                              421                421

     Total temporary cash investments     8,508,643          8,508,643

Dominion Resources Common Stock         214,077,168        231,543,973

Miller, Anderson and Sherrerd
Funds Fixed Income                        9,389,192          8,209,152

Miller, Anderson and Sherrerd
Funds Equity                              3,886,752          3,530,508

America's Utility Fund                   16,473,052         13,420,187

Mellon National Bank Employee
Benefit Stock Index Fund                 16,675,190         17,001,227

NationsBank Employee Benefit
Stable Capital Fund (Collective Funds)   27,272,287         29,492,668

U.S. Treasury Notes:

  United States Treasury Note
  DTD 12/02/91 6.500% due 11/30/96       1,511,118           1,403,614

  United States Treasury Note
  DTD 11/16/92 5.125% due 11/15/95       4,300,200           4,226,968

  United States Treasury Note
  8.500% due 04/15/97                    3,906,015           3,637,252

     Total U.S. Treasury Notes           9,717,333           9,267,834

Participant Loans bearing
interest from 7% to 8.5% with
maturities ranging from 30 months
to 48 months                             5,057,889           5,057,889

     Total Assets Held For Investment $311,311,434        $326,286,009

                         DOMINION RESOURCES, INC.
                           EMPLOYEE SAVINGS PLAN

               SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1994
              ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS







The Dominion Resources, Inc. Employee Savings Plan assets are combined with the assets of the Virginia Power Hourly Employee Savings Plan in a master trust for investment purposes. Such schedules report the 5% transactions which transpired in 1994 for this master trust and were filed in paper format as Exhibit 99(i).

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                   FORM 11-K
                                 ANNUAL REPORT
                       Pursuant to Section 15(d) of the
                       Securities Exchange Act of 1934







(Mark One):


 X ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].
For the fiscal year ended December 31, 1994

                                    OR

___ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
For the transition period from ________ to ________

Commission File number 33-55403

     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:


                              Virginia Power
                       Hourly Employee Savings Plan

     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:



                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                             901 East Byrd Street
                         Richmond, Virginia 23261-6532

                              VIRGINIA POWER
                       HOURLY EMPLOYEE SAVINGS PLAN


                             FINANCIAL STATEMENTS



                               TABLE OF CONTENTS





                                                               Pages

Independent Auditors' Report                                  F-2

Financial Statements:

     Statements of Net Assets Available for Plan
      Benefits as of December 31, 1994 and 1993               F-3 - F-4

     Statements of Changes in Net Assets Available
      for Plan Benefits for the Years Ended
      December 31, 1994, 1993 and 1992                        F-5 - F-7

     Notes to Financial Statements                            F-8 - F-11

Supplemental Schedules:

     Item 27a - Schedule of Assets Held for Investment
                Purposes                                      F-12

     Item 27d - Schedule of Reportable Transactions           F-13


Schedules Omitted:

     The following schedules are omitted because of the absence of the conditions under which they are required, or because the required information is included in the financial statements or notes thereto:

                           Schedules I, II and III.

INDEPENDENT AUDITORS' REPORT


To the Organization and Compensation Committee of the Board of Directors of Dominion Resources, Inc.

We have audited the accompanying financial statements of the Virginia Power Hourly Employee Savings Plan as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, listed in the Table of Contents on page F-1. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1994 and 1993, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of 1) assets held for investment purposes as of December 31, 1994 and 2) reportable transactions for the year ended December 31, 1994 are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental information by fund is presented for the purpose of additional analysis of the basic financial statements rather than to present information regarding the net assets available for benefits and changes in net assets available for benefits of the individual funds, and is not a required part of the basic financial statements. The supplemental schedules and information by fund are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1994 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


Deloitte & Touche LLP

May 16, 1995

                                     VIRGINIA POWER
                              HOURLY EMPLOYEE SAVINGS PLAN

                   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                    DECEMBER 31, 1994

                             Supplemental Information by Fund




                                 NonParticipant
                                                                Participant
Directed                                Directed
                                                     Dominion

                                    Dominion
                                                  Resources, Inc.     Interest

                                 Resources, Inc.
                                                   Common Stock        Bearing

        Loan                      Common Stock
ASSETS                                 Total           Fund             Fund

        Fund                          Fund

Investments in securities:
  Dominion Resources, Inc.,
    1,417,906 shares of common
    stock at market value
    (cost $49,369,999)              $51,044,616     $25,445,741

                                  $25,598,875

  Common Trust Fund
    (cost $10,780,297)               11,657,980
$11,657,980

  U.S. Treasury Notes at market
     value (cost $3,841,105)          3,663,426
3,663,426
    Total investments in
    securities                       66,366,022      25,445,741
15,321,406                                   25,598,875

Loans to participants at face value   1, 08,249

        $1,408,249

Temporary cash investments
  at cost (approximates
  market value)                       1,757,191         681,653
389,783                                      685,755

Cash                                     15,618           6,451
2,677                                        6,490

Contributions receivable                  7,326           3,102
1,983                                        2,241

Interfund receivable (payable)                           23,455
3,673           (50,306)                    23,178

Interest receivable                      62,058              51
61,955                                           52

Other receivables                           612             102
510
    Total                           $69,617,076     $26,160,555
$15,781,987        $1,357,943                $26,316,591



LIABILITIES AND NET ASSETS
AVAILABLE FOR PLAN BENEFITS

Distributions payable to
  participants                      $    89,215     $    40,286        $
10,682                                  $    38,247

Other liabilities                           152             152

Net assets available for
  Plan benefits                      69,527,709      26,120,117
15,771,305        $1,357,943                $26,278,344
      Total                         $69,617,076     $26,160,555
$15,781,987        $1,357,943                $26,316,591



The accompanying notes are an integral part of the financial statements.

                             VIRGINIA POWER
                       HOURLY EMPLOYEE SAVINGS PLAN

            STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                             DECEMBER 31, 1993

                             _________________

                     Supplemental Information by Fund
                                                        Dominion
                                                     Resources, Inc.  Interest
                                                      Common Stock     Bearing

      Loan
ASSETS                                     Total          Fund           Fund

      Fund

Investments in securities:

  Dominion Resources, Inc.,
    1,429,237 shares of common
    stock at market value
    (cost $45,402,158)                   $64,851,619    $64,851,619

  Common Trust Fund
    (cost $8,382,866)                      8,766,178
$8,766,178

  U.S. Treasury Notes at market
     value (cost $7,402,640)               7,416,286
7,416,286

    Total investments in
    securities                            81,034,083     64,851,619
16,182,464

Loans to participants at face value        1,517,059

    $1,517,059

Temporary cash investments
  at cost (approximates
  market value)                              173,435          3,684
169,751

Cash                                              63              9
54

Contributions Receivable                       9,855          8,130
1,725

Interfund receivable (payable)                                4,520
(18,374)       13,854

Interest receivable                           76,676             41
76,635

    Total                                $82,811,171    $64,868,003
$16,412,255    $1,530,913





LIABILITIES AND NET ASSETS
AVAILABLE FOR PLAN BENEFITS

Distributions payable to
  participants                           $   181,707    $   137,479    $
44,228

Other liabilities                             21,558         11,386
10,172

Net assets available for
  Plan benefits                           82,607,906     64,719,138
16,357,855    $1,530,913
      Total                              $82,811,171    $64,868,003
$16,412,255    $1,530,913





The accompanying notes are an integral part of the financial statements.

                                   VIRGINIA POWER
                             HOURLY EMPLOYEE SAVINGS PLAN
             STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                         FOR THE YEAR ENDED DECEMBER 31, 1994

                           Supplemental Information by Fund



                       Nonparticipant
                                                              Participant
Directed                        Directed
                                                 Dominion

                          Dominion
                                               Resources, Inc.      Interest

                       Resources, Inc.
                                               Common Stock          Bearing

        Loan            Common Stock
                                Total              Fund               Fund

        Fund                Fund

Investment income:
  Dividends                   $  3,630,373      $ 1,790,137

                       $  1,840,236
  Interest                         379,276            6,652        $   279,845

     $   89,074               3,705
    Total investment income      4,009,649        1,796,789            279,845

         89,074           1,843,941

Realized (loss)                 (1,799,289)        (856,875)
(43,397)                            (899,017)

Unrealized appreciation
  (depreciation)               (11,569,787)      (6,174,924)           641,744

                         (6,036,607)
Contributions:
  Participants                   6,766,781        4,138,907          2,627,874
  Participating companies        2,975,733

                          2,975,733
    Total additions                383,087       (1,096,103)         3,506,066

         89,074          (2,115,950)

Distribution to participants     5,071,563        1,827,334          1,471,226

         38,282           1,734,721

Administrative expense              72,343           20,097             28,787

          2,800              20,659

Transfer of participants'
  assets from the Plan to
  the Dominion Resources
  Employee Savings Plan          8,319,378        3,222,444          1,855,098

                          3,241,836

Interfund transfers, net                           (806,706)           737,505

        220,962            (151,761)
    Total deductions            13,463,284        4,263,169          4,092,616

        262,044           4,845,455

      Net (decrease)           (13,080,197)      (5,359,272)
(586,550)        (172,970)         (6,961,405)

Net assets available for
  Plan benefits:

Beginning of year               82,607,906       31,479,389         16,357,855

      1,530,913          33,239,749
End of year                   $ 69,527,709      $26,120,117        $15,771,305

     $1,357,943        $ 26,278,344

The accompanying notes are an integral part of the financial statements.

                              VIRGINIA POWER
                       HOURLY EMPLOYEE SAVINGS PLAN

      STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                   FOR THE YEAR ENDED DECEMBER 31, 1993
                             _________________

                     Supplemental Information by Fund

                                                     Dominion
                                                   Resources, Inc.    Interest
                                                    Common Stock       Bearing

   Loan
                                      Total            Fund             Fund

   Fund

Investment income:
  Dividends                       $ 3,337,125       $ 3,337,125
  Interest                            534,129             3,440    $   427,885
$  102,804
     Total investment income        3,871,254         3,340,565        427,885

  102,804

Realized gain (loss)                  551,595           589,059
(37,464)

Unrealized appreciation             7,583,495         7,536,720         46,775

Contributions:
  Participants                      6,667,504         3,938,924      2,728,580
  Participating companies           2,646,269         2,646,269

    Total additions                21,320,117        18,051,537      3,165,776

  102,804

Distributions to
  participants                      4,371,250         3,182,285      1,188,965

Administrative expense                 89,654            53,363         33,110

    3,181

Transfer of participants'
  assets from the Plan to the
  Dominion Resources Employee
  Savings Plan                      1,839,714         1,616,697        223,017

Interfund transfers, net                               (430,296)       616,379

 (186,083)
     Total deductions               6,300,618         4,422,049      2,061,471

 (182,902)

      Net increase                 15,019,499        13,629,488      1,104,305

  285,706

Net assets available for Plan
  benefits:

  Beginning of year                67,588,407        51,089,650     15,253,550

1,245,207
  End of year                     $82,607,906       $64,719,138    $16,357,855
$1,530,913














The accompanying notes are an integral part of the financial statements.

                             VIRGINIA POWER
                       HOURLY EMPLOYEE SAVINGS PLAN

      STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                   FOR THE YEAR ENDED DECEMBER 31, 1992
                             _________________
                     Supplemental Information by Fund

                                                        Dominion
                                                      Resources, Inc.
Interest
                                                       Common Stock
Bearing        Loan
                                          Total           Fund
Fund          Fund

  Investment income:
    Dividends                        $  2,962,281     $ 2,962,281
    Interest                              612,268           4,797      $
585,955    $   21,516
       Total investment income          3,574,549       2,967,078
585,955        21,516

  Realized gain (loss)                     16,472          82,934
(66,462)

  Unrealized appreciation               2,512,511       1,978,823
533,688

  Contributions:
    Participants                        5,857,595       3,227,758
2,629,837
    Participating companies             2,545,733       2,545,733



      Total additions                  14,506,860      10,802,326
3,683,018        21,516

  Distributions to
    participants                        4,304,643       3,099,502
1,205,141

  Administrative expense                  104,703          57,370
47,333

  Transfer of participants'
    assets from the Plan to the
    Dominion Resources Employee
    Savings Plan                        6,746,682       5,607,470
1,139,212

  Interfund transfers, net                                703,320
520,371    (1,223,691)
       Total deductions                11,156,028       9,467,662
2,912,057    (1,223,691)

        Net increase                    3,350,832       1,334,664
770,961     1,245,207

Net assets available for Plan
  benefits:

  Beginning of year                    64,237,575      49,754,986
14,482,589
  End of year                        $ 67,588,407     $51,089,650
$15,253,550    $1,245,207
















The accompanying notes are an integral part of the financial statements.

                             VIRGINIA POWER
                      HOURLY EMPLOYEE SAVINGS PLAN
                      NOTES TO FINANCIAL STATEMENTS
                           __________________



 1.     Summary of Significant Accounting Policies

   General:

   Dominion Resources, Inc. (Dominion Resources), offers its common stock to participants in the Virginia Power Hourly Employee Savings Plan (the Plan).

   Virginia Electric and Power Company (Virginia Power), a wholly-owned subsidiary of Dominion Resources, is the designated Plan sponsor, fiduciary and administrator. The Plan financial statements are prepared using the accrual basis of accounting.

   For additional information concerning the Plan, see Plan documents.

   Investment Income:

   Dividend income is recognized on the ex-dividend date.

        Investment Valuations:

   Investments in securities traded on a national securities exchange are stated at the last reported sales price on the last working day of each month (the valuation date). Investments in bank common trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

   Distributions:

   Distributions from the Plan are recorded on the valuation date of the month in which a participant terminated employment, retired, or submitted a valid withdrawal request.

   Distributions Payable:

   In 1993, the Plan changed its method of accounting for distributions payable to comply with the 1993 AICPA Audit and Accounting Guide, Audits of Employee Benefit Plans. The new guidance requires that distributions payable to persons who have withdrawn from participation in a defined contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. As of December 31, 1994 and 1993, respectively net assets available for benefits included benefits of $220,632 and $83,481 due to participants who have withdrawn from participation in the Plan.

 2.     Plan Participants

   Any subsidiary of Dominion Resources may become a party to the Plan by adopting the Plan for the benefit of its qualifying hourly employees subject to approval of the Board of Directors of Dominion Resources. All Dominion Resources' subsidiaries comprise the Plan's Participating Companies.

   There were 3,265 and 3,551 participants in the Plan as of December 31, 1994 and 1993, respectively.

 3.     Contributions

   Under the terms of the Plan, participants may make contributions to the Plan under the "Regular Option" and the "Savings Plus Option". The Regular Option allows participants to make after-tax contributions to the Plan.
   The Savings Plus Option allows participants to contribute to the Plan with before-tax dollars.

   A maximum of 16% of the participant's eligible earnings can be invested in the Plan. Of this 16%, up to 10% can be invested on a tax-deferred basis under the Savings Plus Option. The Participating Companies contribute a matching amount equivalent to 50% of each participant's contributions, not to exceed 3% of the participant's eligible earnings, which is used to purchase Dominion Resources common stock.

 4.     Vesting Provisions

   Participants become vested in their own contributions immediately and in the Participating Companies' matching contributions at the earlier of (a) the beginning of the third year following the year in which the contribution was made or (b) the date the participant completes five years of service with the Company. Matching contributions vest immediately for participants aged 55 or older.

 5.     Forfeiture Provisions

   Participating Companies' contributions and related earnings, which participants forfeit as a result of withdrawing their contributions prior to vesting, are applied to reduce future Participating Companies' contributions. Such forfeitures amounted to $14,265, $44,029, and $41,344 for the years ended December 31, 1994, 1993, and 1992, respectively.

 6.     Investment Options

   The Plan provides for two investment options which include the Dominion Resources Common Stock Fund (Stock Fund) and the Interest Bearing Fund. The Interest Bearing Fund investments include securities of the United States government and other highly rated securities. Participants may elect to have 50% of their contributions invested in each of the Funds or to have 100% invested in either Fund.

 7.    Income Taxes

   The Plan is a qualified employee's profit sharing trust under Sections 401(a) and 401(k) of the Internal Revenue Code and, as such, is exempt from Federal income taxes under Section 501(a). Pursuant to Section 402(a) of the Internal Revenue Code, a participant is not taxed on the income and contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

   The Plan obtained its latest determination letter on November 9, 1993, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

 8.     Trustee

   Virginia Power has entered into a Trust Agreement with Signet Trust Company with respect to the Dominion Resources, Inc. Common Stock Fund.
   NationsBank serves as Trustee of the Plan with respect to the Interest Bearing Fund.

 9.     Loans to Participants

   Participants are eligible to secure loans against their Plan assets. The maximum loan amount is the lesser of:

    -  50% of the vested account balance

    - $50,000 (reduced by the maximum outstanding loan balance during the prior twelve months)

    The loans are interest-bearing at one percentage point above the prime rate of interest. The rate is determined every quarter, however, the rate is fixed at the inception of the loan for the life of the loan.

    Participants make repayments to the Plan on a monthly basis. Any defaults in loans result in a reclassification of the remaining loan balances as taxable distributions to the participants.

10. Right to Terminate

    Virginia Power reserves the right to terminate the Plan by action of its Board of Directors. No termination of the Plan may retroactively diminish any participant's interest in the Plan or prejudice the accrued rights thereunder. In the event of termination of the Plan, no part of the Plan assets or any participant's interest in the Plan will revert to Participating Companies.

11. Unrealized Appreciation

    For 1992 through 1994, the net change in unrealized appreciation (depreciation) on investments was as follows:

                                           1994          1993        1992

    Investments at Fair Value as
     Determined by Quoted Market
     Price:

       Common Stock                   $(12,211,531)  $7,536,720  $1,978,823
       U.S. Treasury Notes                (410,716)       8,629    (135,134)
                                       (12,622,247)   7,545,349   1,843,689
    Investments at Estimated Fair
     Value:

       Bank Common Trust Funds           1,052,460       38,146     668,822

                                      $(11,569,787)  $7,583,495  $2,512,511

12. Realized Gains and Losses on Dispositions

    Proceeds from dispositions are reported net of any brokerage or other fees. Realized gains and losses on dispositions are recognized and measured using the carrying values for each transaction.

                                      1994           1993           1992
    Investments at Fair Value
     as Determined by Quoted
     Market Price:

       Common Stock                $(1,755,892)    $589,059     $ 82,934
       U.S. Treasury Notes             (71,154)     (85,688)     (66,462)
                                    (1,827,046)     503,371       16,472
    Investments at Estimated
     Fair Value:

       Bank Common Trust Funds          27,757       48,224
                                   $(1,799,289)   $ 551,595    $  16,472


13. Investments Exceeding 5% of Net Assets

    The following table represents the fair value of investments at each year end with investments exceeding 5% of the Plan's net assets shown separately:

                                            1994              1993

    Investments at Fair Value as
     Determined by Quoted Market
     Price:

       Common Stock
        DRI Common Stock                $51,044,616         $64,851,619
       U.S. Treasury Notes                3,663,426           7,416,286

                                         54,708,042          72,267,905

    Investments at Estimated Fair
     Value:
       Bank Common Trust Funds
        NationsBank Employee Benefit
         Stable Capital Fund             11,657,980           8,766,178
       Money Market                       1,757,191             173,435
                                        $68,123,213         $81,207,518

                              VIRGINIA POWER
                       HOURLY EMPLOYEE SAVINGS PLAN

               SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1994
        ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES



                                                                 Current
Description                                  Cost                 Value



Cash                                      $     15,618          $     15,618

Temporary cash investments:
  Medalist Money Market Account II           1,458,757             1,458,757
  NationsBank Prime Fund                       298,434               298,434

     Total temporary cash investments        1,757,191             1,757,191

Dominion Resources Common Stock             49,369,999            51,044,616

NationsBank Employee Benefit Stable
Capital Fund (Collective Funds)             10,780,297            11,657,980

U.S. Treasury Notes:

  United States Treasury Note
  DTD 12/02/91 6.500% due 11/30/96             597,320               554,826

  United States Treasury Note
  DTD 11/16/92 5.125% due 11/15/95           1,699,800             1,670,852

  United States Treasury Note
  8.500% due 04/15/97                        1,543,985             1,437,748

     Total U.S. Treasury Notes               3,841,105             3,663,426

Participant Loans bearing interest
from 7% to 8.5% with maturities
ranging from 30 months to 48 months          1,408,249             1,408,249

     Total Assets Held For Investment      $67,172,459           $69,547,080

                              VIRGINIA POWER
                       HOURLY EMPLOYEE SAVINGS PLAN

               SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1994
              ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS





The Virginia Power Hourly Employee Savings Plan assets are combined with the assets of the Dominion Resources, Inc. Employee Savings Plan in a master trust for investment purposes. Such schedules report the 5% transactions which transpired in 1994 for this master trust and were filed in paper format as Exhibit 99(iii).