Form 10-Q
period 1995-09-30
DOMINION RESOURCES INC /VA/
filed 1995-11-07
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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

             Yes   X       No _____

At September 30, 1995, the latest practicable date for determina-tion, 175,615,059 shares of common stock, without par value, of the registrant were outstanding.

                      DOMINION RESOURCES, INC.

                                   INDEX


                                                            Page
                                                           Number

                      PART I.  Financial Information

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income - Three           3-4
            and Nine Months Ended September 30, 1995
            and 1994

          Consolidated Balance Sheets - September 30, 1995    5-7
                 and December 31, 1994

          Consolidated Statements of Cash Flows               8-9
              Nine Months Ended September 30, 1995 and 1994

          Notes to Consolidated Financial Statements        10-16

Item 2.   Management's Discussion and Analysis              17-25


                        PART II.  Other Information


Item 1.   Legal Proceedings                                    26


Item 5.   Other Information                                    27

          Virginia Power:
             Rates
             Competition
             Sources of Power

Item 6.   Exhibits and Reports on Form 8-K                     29

                         DOMINION RESOURCES, INC.
                      PART I.  FINANCIAL INFORMATION
                ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                            Three Months Ended  Nine Months Ended
                              September 30,        September 30,
                             1995      1994       1995      1994
                              Millions, except per share amounts
Operating revenues and income:
Electric                   $1,276.6  $1,151.2   $3,324.0  $3,243.5
Nonutility                     68.4      58.6      193.1     242.9
                            1,345.0   1,209.8    3,517.1   3,486.4
Operating expenses:
Fuel, net                     289.3     254.1      769.8     743.5
Purchased power capacity,
  net                         187.5     176.5      518.2     507.0
Other operations              168.2     177.3      507.9     493.4
Maintenance                    62.1      62.2      202.6     203.3
Restructuring                  30.6                 36.6
Depreciation and
  amortization                136.6     132.0      407.2     403.0
Other taxes                    72.0      71.0      207.0     216.3
                              946.3     873.1    2,649.3   2,566.5
Operating Income              398.7     336.7      867.8     919.9

Other income                    3.9       1.5        8.7       7.7

Income before fixed charges
 and Federal income taxes     402.6     338.2      876.5     927.6

Fixed charges:
 Interest charges, net         96.0      93.0      287.4     275.5
 Preferred dividends of
  Virginia Power               11.5      10.7       34.9      31.1
                              107.5     103.7      322.3     306.6

Income before provision for
 Federal income taxes         295.1     234.5      554.2     621.0

Provision for Federal income
  taxes                        97.2      73.2      169.7     182.1


                         DOMINION RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                               (CONTINUED)

                        Three Months Ended   Nine Months Ended
                           September 30,       September 30,
                           1995     1994      1995     1994
                          Millions, except per share amounts



Net income                $197.9    $161.3    $384.5    $438.9

Average Common Stock       174.3     171.1     173.2     169.7

Earnings per common share $ 1.14    $ 0.94    $ 2.22    $ 2.59

Dividends paid per common
 share                  $  0.645   $ 0.635  $  1.935  $  1.905


__________________
The accompanying notes are an integral part of the Consolidated
Financial Statements.

                         DOMINION RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                                 ASSETS
                               (UNAUDITED)

                                    September 30,   December 31,
                                       1995            1994*
                                             (Millions)

Current assets:

  Cash and cash equivalents        $   296.6     $    146.7
  Trading securities                    95.9          110.8
  Customer accounts receivable, net    378.2          202.7
  Other accounts receivable             98.5           83.2
  Accrued unbilled revenues            118.9           97.4
  Accrued taxes                         43.5
  Materials and supplies:
    Plant and general                  190.6          186.6
    Fossil fuel                         75.1          122.9
  Other                                105.3          136.2
    1,402.6                          1,086.5
Investments                          1,335.3        1,160.1

Property, plant and equipment       15,994.0       15,415.4
   Less accumulated depreciation
    and amortization                 5,622.3        5,170.0
  10,371.7                          10,245.4
Deferred charges and other assets:
Regulatory assets                      830.5          871.0
Other                                  205.0          199.2
   1,035.5                           1,070.2
Total assets                       $14,145.1      $13,562.2

The accompanying notes are an integral part of the Consolidated
Financial Statements.
* The Balance Sheet at December 31, 1994 has been taken from the audited Consolidated Financial Statements at that date.
                         DOMINION RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                            (UNAUDITED)

                                   September 30,   December 31,
                                        1995          1994*
Current liabilities:                         (Millions)
  Securities due within one year   $   467.8      $   399.1
  Short-term debt                       66.9          146.0
  Accounts payable, trade              325.1          343.5
  Accrued interest                     112.7          106.3
  Accrued taxes                        145.2
  Accrued payrolls                      83.7           59.5
  Customer deposits                     54.8           55.0
  Provision for rate refunds                           12.2
  Other                                110.8          115.8
                                     1,367.0        1,237.4
Long-term debt:
  Utility                            3,936.4        3,910.4
  Nonrecourse - nonutility             694.8          640.2
  Other                                254.5          160.0
                                     4,885.7        4,710.6
Deferred credits and other liabilities:
  Deferred income taxes              1,654.3        1,613.6
  Investment tax credits               276.5          289.2
  Deferred fuel expenses                54.9           51.5
  Other                                311.4          257.7
                                     2,297.1        2,212.0
Total liabilities                    8,549.8        8,160.0
 Virginia Power obligated mandatorily
  redeemable preferred securities
  of subsidiary trust**                135.0
Preferred stock:
 Virginia Power stock subject to
  mandatory redemption                 180.0          222.1
 Virginia Power stock not subject to
  mandatory redemption                 509.0          594.0
Common shareholders' equity:
 Common stock - no par               3,260.8        3,157.6
 Retained earnings                   1,500.5        1,455.2
 Allowance on available-for-sale
  securities                           (11.1)         (47.8)
 Other                                  21.1           21.1
                                     4,771.3        4,586.1
Total liabilities & shareholders'
  equity                           $14,145.1      $13,562.2





                          DOMINION RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                               (UNAUDITED)
                               (CONTINUED)



The accompanying notes are an integral part of the Consolidated
Financial Statements.

* The Balance Sheet at December 31, 1994 has been taken from the audited Consolidated Financial Statements at that date.

** As described in Note (h) to NOTES TO CONSOLIDATED FINANCIAL
   STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount, constitute 100% of the Trust's assets.
                         DOMINION RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                              Nine Months Ended
                                                 September 30
                                               1995       1994
                                                  (Millions)
Cash flows from operating activities:
  Net income                                $ 384.5   $ 438.9
  Adjustments to reconcile net income to
   net cash:
    Unremitted earnings of subsidiary                    (9.0)
    Depreciation and amortization             467.7     453.8
    Deferred income taxes                      33.1      62.1
    Investment tax credits, net               (12.7)    (12.7)
    Allowance for other funds used
     during construction                       (5.4)     (3.9)
    Deferred fuel expenses                      3.4     (29.0)
    Deferred capacity expenses                 10.1      42.4
    Restructuring                              27.0
    Non-cash return on terminated
     construction projects                     (6.5)     (7.9)
    Gain on sale of trust units                (8.7)    (49.0)
    Changes in assets and liabilities:
     Accounts receivable                      (90.2)     (8.4)
     Accrued unbilled revenues                 16.9      25.1
     Materials and supplies                    43.9       2.4
     Accounts payable, trade                  (26.4)      3.4
     Accrued interest and taxes               130.5      56.6
    Provision for rate refunds                (12.2)    (97.7)
    Other changes                              13.0     (27.8)

Net cash flows from operating activities      968.0     839.3


Cash flows from (to) financing activities:
  Issuance of common stock                    119.1     151.2
  Issuance of long-term debt:
    Utility                                   240.0     264.0
    Nonrecourse-nonutility                    109.7     119.2
  Preferred securities of subsidiary trust    135.0
  Issuance (repayment) of short-term debt     (68.7)   (114.6)
  Repayment of long-term debt and
   preferred stock                           (226.1)   (190.0)
  Common dividend payments                   (335.3)   (323.6)
  Other                                        27.2      19.5
 Net cash flows from (to) financing
 activities                                     0.9     (74.3)

                         DOMINION RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (CONTINUED)


                                              Nine Months Ended
                                                 September 30,
                                              1995         1994
                                                  (Millions)


Cash flows (used in) investing activities:
   Capital expenditures-(excluding
    AFC-other funds)                       $(552.8)   $(466.0)
   Investments in marketable securities      (15.4)    (146.7)
   Sale of accounts receivable              (110.0)    (130.0)
   Sale of trust units                        16.4      128.4
   Other                                    (157.2)    (203.0)

Net cash flows (used in) investing
   activities                               (819.0)    (817.3)

Increase (Decrease) in cash and
   cash equivalents                          149.9      (52.3)
Cash and cash equivalents at beginning
   of period                                 146.7      102.0
Cash and cash equivalents at end of
   period                                  $ 296.6   $   49.7


Supplementary cash flows information:

   Cash paid during the period for:

   Interest (net of interest capitalized)  $ 282.7   $  275.5
   Income taxes                               71.0      112.8

   Non-cash transactions from investing
   and financing activities:

   Exchange of available-for-sale
   securities                              $  12.3   $   11.8





The accompanying notes are an integral part of the Consolidated
Financial Statements.
                         DOMINION RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a) In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and cash flows for the nine-month periods ended September 30, 1995 and 1994.

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

(b)  Common Stock

     At September 30, 1995, there were 300,000,000 shares of common stock authorized of which 175,615,059 were issued and outstanding. Common shareholders' equity at September 30, 1995 also includes $4.7 million for amounts received under the Stock Purchase Plan for Customers of Virginia Power and the Automatic Dividend Reinvestment and Stock Purchase Plan for which shares have not yet been issued. Common shares issued during the referenced periods were as follows:

                           Three Months Ended    Nine Months Ended
                              September 30,        September 30,
                             1995       1994      1995      1994
Automatic Dividend
 Reinvestment and
 Stock Purchase Plan       815,185    784,602  2,189,532  2,297,697
Customer Stock Purchase
 Plan                    1,371,765  1,300,776  1,371,765  1,300,776
Employee Savings Plan       92,363    100,404     92,363    580,775
Stock Repurchase and
 Retirement               (308,500)             (685,500)
Other                      209,027        493    241,850     38,547
Total Shares             2,179,840  2,186,275  3,210,010  4,217,755

                         DOMINION RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(c)  Long-Term Incentive Plan

     On February 24, 1995, the Organization and Compensation Committee of the Board of Directors of Dominion Resources awarded participants 25,320 shares of restricted common stock at the award price of $37.625 per share. The stock has a one to three-year vesting period. For the nine-month period ended September 30, 1995, 8,586 shares of previously restricted stock was issued.

     For the nine-month period ended September 30, 1995, no common shares were issued associated with exercised stock options from previous awards. As of September 30, 1995, options from 11,076 shares were exercisable from previous awards.

(d)  Preferred Stock - Virginia Power

     As of September 30, 1995, there were 2,217,319 and 5,940,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

                         DOMINION RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

 (e) Provision for Federal Income Taxes

     Total Federal income tax expense differs from the amount computed by applying the statutory Federal income tax rate to pre-tax income for the following reasons:

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                                1995     1994       1995    1994
Computation of Provision                   (Millions)
for Federal Income Tax:
Pre-tax income                 $295.1   $234.5     $554.2   $621.0
Tax at statutory federal
 income tax rate of 35%
 applied to pre-tax income      103.3     82.1      194.0    217.3

Changes in federal income
 taxes resulting from:
Preferred dividends
 of Virginia Power                4.0      3.7       12.2     10.9
Nonconventional fuel credit      (6.4)    (6.8)     (20.1)   (24.9)
Ratable amortization of
 investment tax credits          (4.2)    (4.2)     (12.7)   (12.7)
Other, net                        0.5     (1.6)      (3.7)    (8.5)
Provision for Federal
 Income Taxes                   $97.2   $ 73.2     $169.7  $ 182.1

Effective Tax Rate               32.9%    31.2%      30.6%    29.3%

(f) Contingencies
    Virginia Power

    Nuclear Insurance

  The Price-Anderson Act limits the public liability of an owner of nuclear power plants to $8.9 billion for a single nuclear incident. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power). For additional information, see Note O to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
                         DOMINION RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

Dominion Energy

  Dominion Cogen, Inc., is a wholly owned subsidiary of Dominion Energy with an investment interest in Clear Lake cogeneration plant near Houston, Texas. Under terms of the investment agreement, Dominion Resources must provide contingent equity support to Dominion Energy. While management believes that the possibility of such support is remote, Dominion Resources could be required to insure that Dominion Energy has sufficient funds to meet its guarantee of $57.2 million.

  Dominion Energy has general partnership interests in certain of its energy ventures. Accordingly, Dominion Energy may be called upon to fund future operation of these investments to the extent operating cash flow is insufficient.

(g)   Lines of Credit

  Dominion Resources and its subsidiaries have lines of credit agreements that provide for maximum borrowings of $575.8 million. At September 30, 1995, $109.6 million had been borrowed under such agreements. In addition, these credit agreements supported $254.5 million of Dominion Resources' commercial paper and $90.7 million of nonrecourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at September 30, 1995. A total of $344.5 million of the commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

(h)   Virginia Power Obligated Mandatorily Redeemable Preferred
      Securities of Subsidiary Trust.

  In the third quarter 1995, Virginia Power established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5,400,000 shares of Preferred Securities for $135 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by VP Capital Trust.

  Virginia Power issued $139.2 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) in exchange for the $135 million realized from the sale of the Preferred Securities and $4.2 million of common securities of VP Capital Trust.
                         DOMINION RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

  The common securities represent the remaining 3% beneficial ownership interest in the assets held by VP Capital Trust.
  The Notes constitute 100% of VP Capital Trust's assets.

  The Notes are due September 30, 2025, but may be extended up to an additional ten years, subject to satisfying certain conditions. However, Virginia Power may redeem the Notes on or after September 30, 2000, under certain circumstances. The Preferred Securities are subject to mandatory redemption upon repayment of the Notes at maturity or earlier redemption. At redemption, each Preferred Security shall be entitled to receive a liquidation amount of $25 plus accrued and unpaid distributions, including any interest thereon.

(i)   Restructuring Charges

  In March 1995, Virginia Power announced the implementation phase of its Vision 2000 program. During this phase, Virginia Power began reviewing operations with the objective of outsourcing services where economical and appropriate and re-engineering the remaining functions to streamline operations. The re-engineering process is resulting in decentralization, reorganization and downsizing for portions of Virginia Power's operations. As part of this process, Virginia Power is reevaluating its utilization of capital resources in operations of the company to identify further opportunities for operational efficiencies through outsourcing or re-engineering of its processes.

  In May 1995, Virginia Power established a comprehensive involuntary severance package for salaried employees who lose their positions as a result of these initiatives. Virginia Power is recognizing the costs associated with employee terminations in accordance with the Emerging Issues Task Force Consensus No. 94-3 as management identifies the positions to be eliminated. Severance payments will be made over a period not to exceed twenty months. As of September 30, 1995, management had decided to eliminate 486 positions, for which a liability of $29.6 million has been recorded. The recognition of severance costs resulted in a charge to operations in the second and third quarter of $.7 million and $28.9 million, respectively. At September 30, 1995, 256
                         DOMINION  RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


  employees have been terminated and severance payments totaling $2.6 million have been paid. Virginia Power estimates that these staffing reductions will result in annual savings, net of outsourcing costs, in the range of $20 million to $25 million. These savings will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

  As part of the restructuring, Virginia Power is evaluating its long-term purchased power contracts and negotiating modifications to their terms, including cancellations, where it is determined to be economically advantageous to do so. Virginia Power also negotiated settlements with several other parties to terminate their rights to sell power to Virginia Power. During the first and second quarter of 1995, the cost of contract cancellations and negotiated settlements was $3 million. Based on contract terms and estimated quantities of power that would have otherwise been delivered, the cancellation of these contracts and rights to sell power to Virginia Power has the effect of reducing its future purchased power costs, including energy payments, by up to $19 million annually.

  Restructuring charges of $30.6 million and $36.6 million for the three months and nine months, respectively, ended September 30, 1995, included severance costs, purchase power contract cancellation and negotiated settlement costs, consultant fees and other costs incurred directly as a result of the Vision 2000 initiatives. The Vision 2000 review of operations is ongoing. At this time, Virginia Power management cannot estimate the restructuring costs yet to be incurred.

                        DOMINION RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(j)   Rates

  Virginia

  On September 19, 1995, Virginia Power filed an application to revise its annual fuel factor. Virginia Power proposed that the present fuel factor be decreased by $97.1 million. The Staff of the Virginia Commission proposed certain adjustments, which Virginia Power did not oppose, resulting in a recommended reduction of $107.3 million. A hearing was completed on October 30, 1995, and on October 31, 1995 the Virginia Commission approved the reduction of $107.3 million effective November 1, 1995.

  North Carolina

  Virginia Power filed an application with the North Carolina
  Commission on September 15, 1995, for a $1.3 million annual increase in fuel rates. A hearing is scheduled for November
  21, 1995.

                        DOMINION RESOURCES, INC.
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis

Dominion Resources - Consolidated

Financial Condition

  Earnings Per Share
                            Three Months Ended    Nine Months Ended
                              September 30,        September 30,
                             1995         1994     1995        1994

     Virginia Power         $1.09       $0.91     $2.08       $2.18
     Nonutility              0.05        0.03      0.14        0.41

     Consolidated           $1.14       $0.94     $2.22       $2.59

     For the third quarter of 1995, nonutility earnings per share increased 2 cents when compared to the same period last year. Dominion Capital, Inc.'s joint venture in First Source Financial, a commercial lending company, was the primary reason for the increased nonutility earnings. Virginia Power's earnings of $1.09 per share for the third quarter of 1995 were up 18 cents over the third quarter of 1994. This increased is due to increased kilowatt-hour sales in its service territory reflecting the warmer weather experienced during the summer of 1995.

     For the nine months ended September 30, 1995, Dominion Resources' consolidated earnings were $2.22 per share as compared to $2.59 for the same period last year. Virginia Power's earnings decreased 10 cents per share primarily as a result of costs associated with restructuring and workforce reductions. The primary reason for the nonutility earnings decrease during the nine months ended September 30, 1995 when compared to the same period in 1994 is the 17-cent gain from the sale of the Black Warrior Trust units included in the second quarter of 1995.

     Dividends

     On October 21, 1995, the board of directors of Dominion
     Resources declared a quarterly common stock dividend of $0.645 per share, payable December 20, to holders of record at the close of business December 1, 1995.

                         DOMINION RESOURCES, INC.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (CONTINUED)
     Financing Activities

     Common Stock Issuance

     Dominion Resources issued 3,210,010 shares of common stock primarily through its Automatic Dividend Reinvestment and Stock Purchase Plan, Customer Stock Purchase Plan, and Employee Savings Plan including the repurchase of 685,500 shares on the open market (see Note (b) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) during the nine-month period ended September 30, 1995.

     The proceeds from issuance of common stock are invested on a short-term basis by Dominion Resources and generally utilized to provide equity capital to its subsidiaries within the same calendar year as the issuance of the common stock.

Virginia Power

Liquidity and Capital Resources

     Cash Flows From Operations

     As detailed in the Statements of Cash Flows, cash flow from operating activities for the nine-month period ended September 30, 1995 increased $102.9 million, as compared to the nine-month period ended September 30, 1994, primarily as a result of normal operations.

     Cash Flows From (to) Financing Activities

     Cash (to) financing activities was as follows:
                                  Nine Months Ended September 30,
                                        1995             1994
                                              (Millions)
          Mortgage bonds              $ 200.0            164.0
          Preferred securities of
           subsidiary trust             135.0
          Medium-term notes              40.0            100.0
          Repayment of long-term debt
           and preferred stock         (246.6)          (202.0)
          Dividend payments            (330.3)          (326.1)
          Other                          (9.0)             7.8
             Total                    $(210.9)         $(256.3)

                        DOMINION RESOURCES, INC.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (CONTINUED)

     Financing activities for the first nine months of 1995 resulted in a net cash outflow of $210.9 million. In the first quarter of 1995, Virginia Power sold $200 million of First and Refunding Mortgage Bonds (Bonds) with an annual stated interest rate of 8.25%, the proceeds of which were used primarily to replace first quarter mandatory debt maturities totaling $185 million ($180 million of Bonds and $5 million of Medium-Term Notes).

     In the second quarter of 1995, Virginia Power sold $40 million of Medium-Term Notes with an annual stated interest rate of 6.35%, the proceeds of which were used to meet a portion of its capital requirements. Also during the quarter, Virginia Power retired, through mandatory debt maturities, $56.6 million of Bonds and $5 million of Medium-Term Notes.

     The proceeds from the Sale of Preferred Securities (see Note
     (h) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) were invested on a short-term basis and then on October 2, 1995 were used to redeem 450,000 shares of Virginia Power's $7.20 Dividend Preferred Stock, 417,319 shares of the $7.30 Dividend Preferred Stock, and 400,000 shares of the $7.45 Dividend Preferred Stock and for other capital requirements.

     During the second quarter of 1995, Virginia Power filed two shelf registration statements with the Securities and Exchange Commission, one for $500 million of First and Refunding Mortgage Bonds and the other for $200 million of Medium-Term Notes, Series F, which combine to provide Virginia Power with $700 million in unused capital resources. Virginia Power intends to issue securities from time to time to meet capital requirements.

     Additionally, a total of $300 million under Virginia Power's commercial paper program may be outstanding at any point in time. The commercial paper program is supported by a $300 million revolving credit facility which replaced the Inter-Company Credit Agreement with Dominion Resources, Inc. Proceeds from the sale of commercial paper are primarily used to finance working capital for operations. As of September 30, 1995, no amount was outstanding under the program.

                         DOMINION RESOURCES, INC.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (CONTINUED)

     Cash (used in) investing activities was as follows:
                                 Nine Months Ended September 30,
                                        1995          1994
                                            (Millions)
     Utility plant expenditures     $ (394.0)      $(387.3)
     Nuclear fuel                      (46.0)        (52.1)
     Nuclear decommissioning
      contributions                    (19.5)        (18.3)
     Pollution control project
      funds                              5.1           5.2
     Sale of accounts receivable      (110.0)       (130.0)
     Other                             (13.0)        (12.2)
        Total                       $ (577.4)      $(594.7)

     Investing activities for the first nine months of 1995 resulted in a net cash outflow of $577.4 million primarily due to $394 million of construction expenditures and $46 million of nuclear fuel expenditures. Of the construction expenditures, approximately $224.5 million was spent on transmission and distribution projects, $113.7 million on power production projects, and $29.3 million on new generating facilities.

     Clover Unit 1, a pulverized coal-fired unit that is part of a two-unit facility jointly owned with Old Dominion Electric Cooperative, began commercial operation on October 7, 1995. The unit is rated at 416 MW (both summer and winter) and Virginia Power's fifty percent ownership share was completed at an approximate cost of $288 million. Virginia Power's annual depreciation and operation and maintenance expenses are estimated to be in the range of $12 million to $14 million.

Results of Operations

     Balance available for Common Stock increased for the three-month period ended September 30, 1995, as compared to the same period in 1994, primarily as a result of the warmer weather experienced during the summer of 1995, partially offset by restructuring costs recognized during the period.

     Balance available for Common Stock decreased for the nine-month period ended September 30, 1995, as compared to the same period in 1994, primarily as a result of restructuring costs recognized during the period.

                         DOMINION RESOURCES, INC.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (CONTINUED)
Operating Revenues

     Operating revenues changed primarily due to the following:

                              Three Months EndedNine Months Ended
                              September 30,       September 30,
                              1995 vs. 1994       1995 vs. 1994
                                         (Millions)

     Customer growth            $ 19.8              $ 67.1
     Weather                      57.8               (39.1)
     Change in base revenues      10.2                29.5
     Fuel cost recovery            2.9                 8.8
     Other, net                    6.0                (2.1)
          Total retail            96.7                64.2
     Sales for resale              6.4                 4.7
     Other operating revenues     22.3                11.6
          Total revenue         $125.4              $ 80.5

     Customer kilowatt-hour sales changed as follows:

                          Three Months Ended        Nine Months Ended
                             September 30,            September 30,
                             1995 vs. 1994           1995  vs. 1994

     Residential                  11.1%                  (0.4)%
     Commercial                    6.0                    1.3
     Industrial                    2.1                    4.5
     Public authorities            4.7                    1.7
     Total retail sales            7.0                    1.2
     Resale                       24.7                    5.4
     Total sales                   8.8                    1.7

     The increase in kilowatt-hour retail sales for the three-month period ended September 30, 1995, as compared to the same period in 1994, reflects the warmer weather experienced during the summer of 1995. For the quarter ended September 30, 1995, as compared to the same period in 1994, cooling degree days were 12.9 percent higher.

     The increase in kilowatt-hour retail sales for the nine-month period ended September 30, 1995, as compared to the same period in 1994, is primarily due to increased customer growth and the warmer weather experienced during the summer of 1995, partially offset by the milder weather experienced in the first six months of 1995.

                         DOMINION RESOURCES, INC.
               ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (CONTINUED)

     The increase in sales for resale for the three- and nine-month periods ended September 30, 1995, as compared to the same periods in 1994, was primarily due to warmer weather experienced by other utilities in surrounding regions during the summer of 1995 and increased marketing efforts by Virginia Power.

Fuel, net

     Fuel, net increased for the three-month period ended September 30, 1995, as compared to the same period in 1994, primarily due to increased generation necessitated by higher sales.

Operation - Other and Maintenance

     Operation - other and maintenance expenses decreased for the three-month period ended September 30, 1995, as compared to the same period in 1994, primarily as a result of 1994 payroll and voluntary separation costs for those employees who elected to terminate service with Virginia Power under the 1994 Early Retirement and Voluntary Separation Programs and a decrease in the level of nuclear operation and maintenance expense in 1995, partially offset by the operation and maintenance expenses associated with the North Branch Power Station acquired by Virginia Power in December 1994.

     Operation - other and maintenance expenses decreased for the nine-month period ended September 30, 1995, as compared to the same period in 1994. Expenses during the 1994 period included 1994 payroll and voluntary separation costs for those employees who elected to terminate service with Virginia Power under the 1994 Early Retirement and Voluntary Separation Programs, offset in part by recognition of insurance policy-holder distributions. Expenses during the 1995 period reflected a decrease in payroll costs in commercial operations due to reduced staffing levels and weather-related overtime, partially offset by the operation and maintenance expenses associated with the North Branch Power Station and increased nuclear outage costs.

Restructuring

     As of September 30, 1995, no material savings have been realized due to recently implemented, 1995 involuntary staffing reductions. See Note (i) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a discussion of Virginia Power's

                        DOMINION RESOURCES, INC.
               ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (CONTINUED)

     restructuring activities under its Vision 2000 program. Virginia Power will incur additional restructuring charges in the fourth quarter of 1995 and 1996. However, the amount of restructuring charges yet to be incurred is not known at this time. Furthermore, because of its review of its operations has not been completed, the amount of savings ultimately to be realized cannot be estimated at this time. The savings will ultimately be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

     As a regulated utility, Virginia Power provides service to its customers at rates based on its cost of operations and an opportunity to earn a return on its shareholder's investment. From time to time, Virginia Power reviews its cost of providing regulated services and files such information with certain regulatory commissions having jurisdiction. Virginia Power or the regulatory commissions may initiate proceedings to review rates charged to Virginia Power jurisdictional customers. The incurrence of restructuring charges and the savings resulting therefrom in subsequent periods are elements of its cost of operations. Accordingly, Vision 2000 costs and related savings will be considered in any future review of the Virginia Power overall regulatory cost of service.

Income Taxes - Operating

     Income taxes-operating increased for the three-month period ended September 30, 1995, as compared to the same period in 1994, primarily as a result of higher income subject to tax.

Regulatory Assets

     Under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, certain expenses normally reflected in income are deferred on the balance sheet as regulatory assets and are recognized in income as the related amounts are included in rates and recovered from customers. The incurred costs underlying these regulatory assets may represent expenditures by Virginia Power or may represent the recognition of liabilities that ultimately will be settled at some time in the future.

     For some of those regulatory assets representing past expenditures that are not included in Virginia Power's rate base or used to adjust its capital structure, Virginia Power is not allowed to earn a return on the unrecovered
                        DOMINION RESOURCES, INC.
               ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (CONTINUED)

     balance. Of the $830.5 million of regulatory assets at September 30, 1995, approximately $132 million represent past expenditures that are effectively excluded from rate base by the Virginia State Corporation Commission that has primary jurisdiction over Virginia Power's rates. However, of that amount approximately $109 million represent the present value of amounts to be recovered through future rates for North Anna Unit 3 project termination costs. Those costs are reported pursuant to SFAS No. 90, Regulated Enterprises - Accounting for Abandonments and Disallowances of Plant Costs, and thus reflect a reduction in actual dollars to be recovered through future rates for the time value of money. Virginia Power does not earn a return on the remaining $23 million of regulatory assets, effectively excluded from rate base, to be recovered over various recovery periods up to 23 years, depending on the nature of the deferred costs.

Future Issues

     Competition

     In reference to the plans of the City of Falls Church, Virginia, to pursue the establishment of a municipal electric system (for additional information see Part II - Other
     Information - Virginia Power Competition) Virginia Power will not experience a material loss of load, revenues or net income should a municipal electric system be created.

Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which must be adopted by the Company by January 1, 1996. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and requires rate-regulated companies to write-off regulatory assets against earnings whenever those assets no longer meet the criteria for recognition of a regulatory asset as defined by SFAS No. 71, Accounting for the Effects of Certain Type of Regulation. Based on the Company's current operating environment, adoption of SFAS No. 121 is not expected to have a material impact on its financial statements.

                        DOMINION RESOURCES, INC.
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                (CONTINUED)

Dominion Resources and its Nonutility Subsidiaries

Liquidity and Capital Resources

     During the first nine months of 1995, Dominion Resources' nonutility subsidiaries expended $135.4 million of their estimated $166.0 million capital requirements.


Results of Operations

     Nonutility earnings increased 2 cents per share for the third quarter of 1995 when compared to the same period in 1994. This increase is mainly attributable to Dominion Capital, Inc.'s joint venture in First Source Financial, a commercial lending company.

     For the nine-month period ended September 30, 1995, non-utility earnings per share decreased when compared to the nine months ended September 30, 1994. The primary reason for this decline is due to the 17-cent gain from the sale of the Black Warrior Trust units included in the second quarter of 1994.


Commitments and Contingencies

     For additional information on commitment and contingencies, see Note (f) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         DOMINION RESOURCES, INC.
                       PART II. - OTHER INFORMATION
Item 1. Legal Proceedings

     In reference to the lawsuit filed by Dominion Energy, Inc.(DEI) and Dominion Cogen D.C., Inc. (DCDC) and others against the District of Columbia and officials thereof, on August 4, 1995 the court dismissed the complaint against the individual defendants. On August 18, 1995, the District of Columbia served a counterclaim consisting of six counts on DEI, DCDC and the other plaintiffs. One count alleges damages in restitution of $2.2 million, and each of the other counts alleges compensatory damages of $500,000 and punitive damages of $20 million. DEI and DCDC have moved to dismiss the Counterclaim and have replied to defendants' response to that motion. In addition, the District of Columbia has moved for a substantial extension of discovery, and the plaintiffs have opposed this request.

     In reference to the proceeding before the Virginia State Corporation Commission (the Virginia Commission) into the holding company structure and the relationship between Dominion Resources and Virginia Power, on September 29, 1995 Dominion Resources and Virginia Power each filed its Response to the Final Report of the Commission's Staff dated April 12, 1995. The Staff will supply its final response by December 15, 1995. With regards to the CSX Transportation, Inc. coal transportation contract, negotiations concluded on August 10, 1995 with the execution of a contract amendment.

     In reference to the allegations by Barbara Margulis concerning conduct of certain of Dominion Resources' directors and officers, including conduct relating to a coal transportation contract between Virginia Power and CSX Transportation, based upon the recommendation of a special investigatory committee appointed by the Board, which determined that there was no basis for a proceeding against its directors and officers, the matter has been settled and Ms. Margulis has delivered a release of Dominion Resources and its directors and officers.













                        DOMINION RESOURCES, INC.
                      PART II. - OTHER INFORMATION

                               (CONTINUED)

Virginia Power

     In reference to the arbitration between Virginia Power and Smith Cogeneration of Virginia, Inc., the parties have agreed to a settlement and on October 24, 1995, the Virginia
     Commission dismissed the proceeding.

     In reference to the lawsuit field against Virginia Power by Doswell Limited Partnership (Doswell), on September 21, 1995 the Virginia Supreme Court granted Doswell's appeal and both parties are preparing briefs for an early 1996 oral argument.

Item 5. Other Information

Virginia Power

     Virginia Power's strategic planning initiative, called Vision 2000, has moved into the active implementation phase in many areas of the company (for additional information on Vision 2000, See Note (i) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and Restructuring under Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS).

     Rates

     Virginia

     On September 18, 1995, the Virginia Commission established a proceeding to review and consider Commission policy regarding restructuring of and competition in the electric utility industry. The Commission stated that it intends to fully consider reliability, continuity and stability of rates, fairness to all customers, fairness to investors, and whether truly competitive markets that are in the public interest can be developed. It directed the Commission's Staff to investigate the emerging issues in the electric utility industry and prepare a report of its findings and recommendations on or before March 29, 1996. All interested parties may file written comments and requests for oral argument in response to the Staff Report on or before May 30, 1996.





DOMINION RESOURCES, INC.
                      PART II. - OTHER INFORMATION
                               (CONTINUED)

     In reference to Virginia Power's 1992 rate case before the Virginia Commission, on October 2, 1995 the United States
     Supreme Court denied the Writ of Certiorari sought by a group of industrial cogenerators.

     For additional information see Rates-Virginia, Note (j) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     North Carolina

     See Rates-North Carolina, Note (j) to NOTES TO CONSOLIDATED
     FINANCIAL STATEMENTS.

Competition

     In reference to Virginia Power's declaratory judgment proceeding before the Virginia Commission against the City of Falls Church, Virginia, in which Virginia Power seeks a declaration that the City's plans to pursue the establishment of a municipal electric system would be illegal unless approved by the Commission, pursuant to the Virginia Commission's order of August 4, 1995, the Commission's Staff filed a memorandum on August 31, 1995 supporting Virginia Power's Motion for Summary Judgment. The City did not respond to the Motion.

     If the City prevails and forms a municipal electric system, Mwh sales by customer class will decrease as follows:

                    Residential         36,000
                    Commercial          67,000
                    Industrial               0
                    Other                5,000
                    Total              108,000

     No other city has communicated to Virginia Power any interest informing a municipal electric system.

     Sources of Power

     On October 7, 1995, Clover Power Station Unit 1 began commercial operation, (for additional information, see
     Liquidity and Capital Resources under MANAGEMENT'S DISCUSSION AND ANALYSIS).
                         DOMINION RESOURCES, INC.
                        PART II - OTHER INFORMATION
                                (CONTINUED)


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10(i)* -  Amendment to Employment Agreement dated April 12,
               1995 made as of September 15, 1995 between Dominion Resources and Thos. E. Capps (filed herewith).

     10(ii)* - Amendment to Employment Agreement dated April 12,
               1995 made as of September 15, 1995 between Virginia Power and James T. Rhodes (filed herewith).

     11 - Statement re: computation of per share earnings (included in this Form 10-Q on page 4)

     27 - Financial Data Schedule (filed herewith)



* Indicates management contract or compensatory plan or arrangement.

(b)  Report on Form 8-K.

     None











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

November 7, 1995