Form 10-K405
period 1995-12-31
DOMINION RESOURCES INC /VA/
filed 1996-03-12
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            (MARK ONE)
            ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-8489

                            DOMINION RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     VIRGINIA                                 54-1229715
          (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

               901 EAST BYRD STREET
                RICHMOND, VIRGINIA                            23219-4072
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of voting stock held by nonaffiliates of the registrant was $6,974,930,066 at February 29, 1996, based on the closing price of the Common Stock on such date, as reported on the composite tape by The Wall Street Journal.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                          CLASS               OUTSTANDING AT FEBRUARY 29, 1996
               Common Stock, no par value                176,580,508

                      DOCUMENTS INCORPORATED BY REFERENCE:
(a) Portions of the 1995 Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference in Parts I, II and IV hereof.
(b) Portions of the 1996 Proxy Statement, dated March 11, 1996, are incorporated by reference in Part III hereof.

                            DOMINION RESOURCES, INC.

 ITEM                                                                                                                  PAGE
NUMBER                                                                                                                NUMBER
                                                           PART I
   1.    Business
         The Company...............................................................................................      1
         Regulation................................................................................................      2
         Capital Requirements and Financing Program................................................................      4
         Capital Requirements......................................................................................      4
         Construction and Nuclear Fuel Expenditures................................................................      4
         Financing Program.........................................................................................      4
         Rates.....................................................................................................      5
         Virginia..................................................................................................      5
         North Carolina............................................................................................      6
         Virginia Power Sources of Power...........................................................................      7
         Virginia Power Sources of Energy Used and Fuel Costs......................................................      7
         Interconnections..........................................................................................      9
         Future Sources of Power...................................................................................      9
         Competition and Strategic Initiatives.....................................................................     10
         Conservation and Load Management..........................................................................     12
   2.    Properties................................................................................................     12
   3.    Legal Proceedings.........................................................................................     12
   4.    Submission of Matters to a Vote of Security Holders.......................................................     13

         Executive Officers of the Registrant......................................................................     13

                                                          PART II
   5.    Market for the Registrant's Common Equity and Related Stockholder Matters.................................     15
   6.    Selected Financial Data...................................................................................     15
   7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     15
   8.    Financial Statements and Supplementary Data...............................................................     15
   9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................     15

                                                          PART III
  10.    Directors and Executive Officers of the Registrant........................................................     15
  11.    Executive Compensation....................................................................................     15
  12.    Security Ownership of Certain Beneficial Owners and Management............................................     15
  13.    Certain Relationships and Related Transactions............................................................     15

                                                          PART IV
  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................................     16

                                     PART I

                                ITEM 1. BUSINESS
                                  THE COMPANY

     Dominion Resources, Inc. (Dominion Resources), organized in 1983, has its principal office at 901 East Byrd Street, Richmond, Virginia 23219-4072, telephone (804) 775-5700. The principal assets of Dominion Resources are its investments in its subsidiaries.

     At December 31, 1995, Dominion Resources owned all of the outstanding common stock of its subsidiaries: Dominion Capital, Inc. (Dominion Capital); Dominion Energy, Inc. (Dominion Energy) and Virginia Electric and Power Company (Virginia Power), its largest subsidiary.

     Dominion Capital, established as a subsidiary of Dominion Resources in 1985, is a diversified investment and financial services company. The principal assets of Dominion Capital are its joint venture with Household Commercial Financial Services, Inc., First Source Financial, LLP, a middle market commercial lender; a 50% limited partnership interest in a Louisiana hydroelectric project; Dominion Lands, Inc., a subsidiary involved in planned community real estate development and management; investments in marketable securities and fixed income instruments; and Rincon Securities, Inc., a subsidiary which holds a diversified portfolio of preferred stocks. Dominion Capital also has investments in affordable housing and a commercial real estate management company.

     Dominion Energy, established as a subsidiary of Dominion Resources in 1987, is active in a number of partnerships to develop nonutility electric power generation projects outside the territory served by Virginia Power. Dominion Energy is involved in projects in six states, Argentina, Bolivia and Belize, which total approximately 2,156 Mw. Projects in operation throughout 1995 in which Dominion Energy has an interest include three gas-fueled projects totaling 990 Mw owned by Enron/Dominion Cogen Corporation, two geothermal projects in California, a solar project in California, four small hydro-electric projects in New York, a waste coal-fueled project in West Virginia, a wood- and coal-fueled project in Maine, a hydroelectric and a gas-fired project in Argentina and two gas-fired projects in California. In August 1995, Dominion Energy acquired two hydroelectric facilities in Bolivia totaling 126 Mw. During 1991, Dominion Energy announced its plans to develop a 25 Mw run-of-river hydroelectric project in Belize which began construction in 1992. On November 1, 1995, this facility began commercial operation. Dominion Energy also participates in partnerships to acquire and develop natural gas reserves. In 1995, it added 57 billion cubic feet (BCFE) of natural gas reserves. Production from company holdings in 1995 totaled 37 BCFE. By the end of 1995, Dominion Energy held 345 BCFE in natural gas reserves.

     For additional information on the nonutility businesses, see NONUTILITY ISSUES under FUTURE ISSUES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS on page 25 of the 1995 Annual Report to Shareholders.

     Dominion Resources is currently exempt from registration as a holding company under the Public Utility Holding Company Act of 1935 (the 1935 Act).

     Virginia Electric and Power Company, incorporated in 1909, Dominion Resources' largest subsidiary, is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and northeastern North Carolina. It transacts business under the name VIRGINIA POWER in Virginia and under the name NORTH CAROLINA POWER in North Carolina. It sells electricity to retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives and municipalities. The Virginia service area comprises about 65% of Virginia's total land area but accounts for over 80% of its population. As used herein, the term "Virginia Power" shall be deemed to refer to the entirety of Virginia Electric and Power Company, including, without limitation, its Virginia and North Carolina operations and all of its subsidiaries.

     Virginia Power has franchises or permits for electric operations in substantially all cities and towns now served. It also has certificates of convenience and necessity from the Virginia State Corporation Commission (the Virginia Commission) for service in all territory served at retail in Virginia. The North Carolina Utilities Commission (the North Carolina Commission) has assigned territory to Virginia Power for substantially all of its retail service outside certain municipalities in North Carolina.

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

     Dominion Resources and its subsidiaries had 10,592 full-time employees as of December 31, 1995.

     Except for the historical information contained herein, the matters discussed in this annual report on Form 10-K are forward-looking statements which involve risks and uncertainties, including but not limited to regulatory, economic, competitive, governmental and technological factors affecting Dominion Resources and its subsidiaries operations, rates, markets, products, services and prices, and other factors discussed herein and in the company's other filings with the Securities and Exchange Commission.

                                   REGULATION

GENERAL

     In a wide variety of matters in addition to rates, Virginia Power is presently subject to regulation by the Virginia Commission and the North Carolina Commission, the Environmental Protection Agency (EPA), Department of Energy (DOE), Nuclear Regulatory Commission (NRC), Federal Energy Regulatory Commission (FERC), the Army Corps of Engineers, and other federal, state and local authorities. Compliance with numerous laws and regulations increases the Company's operating and capital costs by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. The commissions regulating the Company's rates have historically permitted recovery of such costs.

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

     On January 11, 1996, the Virginia Commission granted interim approval for limited affiliate services between Virginia Power and a subsidiary, A&C Enercom, Inc., in connection with the purchase by the subsidiary of certain assets of two energy services businesses. On March 12, 1996, Virginia Power filed an amendment to its application seeking approval of additional services and asset transfers between it and the subsidiary.

     The City of Falls Church, Virginia has indicated it intends to pursue the establishment of a municipal electric system and sent Virginia Power a formal Request for Transmission Service pursuant to Sections 211 and 213 of the Federal Power Act on January 11, 1995. Virginia Power has approximately 4,100 customers in the City. Megawatt-hour sales by customer class in Falls Church are:
Residential - 36,000; Commercial - 67,000; Industrial - 0; and Other - 5,000. Virginia Power denied the request and filed a Petition for Declaratory Judgment against the City with the Virginia Commission. The Commission has ruled that Falls Church must seek approval from the Commission prior to implementing plans to condemn Virginia Power facilities within the City. Revenues from retail sales within the City of Falls Church account for less than .2% of Virginia Power's total revenues. As a result, Virginia Power will not experience a material loss of revenues or net income should a municipal system be created. No other municipality has communicated to Virginia Power any interest in forming a municipal electric system.

     On September 18, 1995, the Virginia Commission established a proceeding to review and consider its policy regarding restructuring of, and competition in, the electric utility industry. The Commission directed its Staff to investigate the emerging issues in the industry and prepare a report of its findings and recommendations on or before March 29, 1996. All interested parties may file written comments and requests for oral argument in response to the Staff Report on or before May 30, 1996.

     Various provisions of the Energy Policy Act of 1992 (the Energy Act) that could affect Virginia Power include those provisions encouraging the development of non-utility generation, giving FERC authority to order transmission access for wholesale transactions, requiring higher energy efficiency and alternative fuels use, restructuring of nuclear plant licensing procedures and requiring state regulatory authorities to give full rate treatment for the effects of conservation and demand management programs, including the effects of reduced sales. While the full impact of the Energy Act on Virginia Power cannot at this time be quantified, it is likely, over time, to be significant.

FERC

     On March 29, 1995, FERC issued a Notice of Proposed Rulemaking that would require all FERC jurisdictional utilities to provide open access to the interstate transmission system. Crucial elements of the Commission's proposal included the following: all jurisdictional utilities must file non-discriminatory open access transmission tariffs; utilities must take service under the open access tariffs for their own wholesale sales and purchases of electric energy; and utilities will be allowed the opportunity to recover stranded costs. Virginia Power filed its comments on August 7, 1995 and supported the Commission's objective of promoting comparable open-access transmission service. However, Virginia Power urged the Commission to reconsider its proposal to draft generic tariffs for the electric industry. Virginia Power also challenged FERC's authority to impose tariffs of general applicability and urged the adoption of principles of comparability that it will apply to evaluate terms and conditions of tariffs filed by utilities. Virginia Power urged that any pro forma tariffs included in the final rule should provide for comparable service at rates that permit the utility to recover all its costs of service.

     See COMPETITION AND STRATEGIC INITIATIVES below and COMPETITION in UTILITY ISSUES in FUTURE ISSUES under MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS on pages 23 and 24 of the 1995 Annual Report to Shareholders.

ENVIRONMENTAL

     From time to time, Virginia Power may be identified as a potentially responsible party (PRP) with respect to a Superfund site. EPA (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other and seek reimbursement from their insurance companies. As a result of the Superfund Act or other laws or regulations regarding the remediation of waste, Virginia Power may be required to expend amounts on remedial investigations and actions. Although Virginia Power is not currently aware of any sites or events, including those sites currently identified likely to result in significant liabilities, such amounts, in the future, could be significant.

     Permits under the Clean Water Act and state laws have been issued for all of Virginia Power's steam generating stations now in operation. Such permits are subject to reissuance and continuing review.

     Virginia Power is subject to the Clean Air Act (the Air Act), which provides the statutory basis for ambient air quality standards. In order to maintain compliance with such standards and reduce the impact of emissions on ambient air quality, Virginia Power may be required to incur significant additional expenditures in constructing new facilities or in modifying existing facilities. Virginia Power has completed its compliance plan for Phase II of the Air Act, with the exception of some additional studies concerning Phase II nitrogen oxide (NOx) controls. The plan will involve switching to lower sulfur coal, purchase of emission allowances and additional NOx and sulfur dioxide
(SO2) controls. Maximum flexibility and least-cost compliance will be maintained through annual studies. Capital expenditures on the Air Act compliance over the next five years are projected to be approximately $61 million. Changes in the regulatory environment, availability of allowances, and emission control technology could substantially impact the timing and magnitude of compliance expenditures.

     Virginia Power continues to work with the West Virginia Office of Air Quality concerning opacity requirements applicable to the Mt. Storm Power Station.

     For additional information on ENVIRONMENTAL MATTERS, see Note P to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS of the 1995 Annual Report to Shareholders.

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

     On July 18, 1995, the Virginia Commission instituted an investigation regarding spent nuclear fuel disposal. It directed interested parties to provide comments on legal and public policy issues related to spent nuclear fuel storage and disposal, including, but not limited to, whether to allow utilities to recover from ratepayers some or all money paid to the Nuclear Waste Fund established by the Nuclear Policy Act of 1982, whether to establish an escrow account for spent nuclear fuel storage and/or disposal, and whether utilities should develop their own plans for storage and disposal of spent nuclear fuel.

The Commission's Order Establishing Investigation recites that Virginia Power has paid $343.6 million to the Nuclear Waste Fund through 1994, including $44.8 million in 1994, and that future payments could exceed $400 million assuming its North Anna and Surry reactors continue to operate through the end of their existing operating licenses. Virginia Power and others filed comments on October 31, 1995. On February 27, 1996, the Virginia Commission Staff filed its Report recommending that adoption of a definitive policy on the spent nuclear fuel disposal fee be delayed until (1) a ruling is forthcoming on pending litigation which seeks to impose an obligation on the federal government to begin acceptance of spent nuclear fuel no later than January 31, 1998, (2) the outcome of proposed legislation which would amend the Nuclear Waste Policy Act to require the development of a centralized interim storage facility has been determined, and (3) a vision of the likely outcome of the electric utility industry's restructuring efforts has been more fully conceptualized.

                   CAPITAL REQUIREMENTS AND FINANCING PROGRAM

CAPITAL REQUIREMENTS

     See MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on pages 29 and 30 of the 1995 Annual Report to Shareholders.

CONSTRUCTION AND NUCLEAR FUEL EXPENDITURES

     Virginia Power's estimated construction and nuclear fuel expenditures, including Allowance for Funds Used During Construction (AFC), for the three-year period 1996-1998, total $1.6 billion. It has adopted a 1996 budget for construction and nuclear fuel expenditures as set forth below:

                                                                                         ESTIMATED 1996
                                                                                          EXPENDITURES
                                                                                           (MILLIONS)
New Generating Facilities:
  Clover Unit 2.......................................................................        $ 14
Other Production:
  Clean Air Act.......................................................................          19
  Other...............................................................................          60
General Support Facilities............................................................          88
Transmission..........................................................................          42
Distribution..........................................................................         262
Nuclear Fuel..........................................................................          84
  Total Construction Requirements and Nuclear Fuel....................................         569
     AFC..............................................................................           5
  Total Expenditures..................................................................        $574

FINANCING PROGRAM

     See MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS and MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on pages 21 through 30 of the 1995 Annual Report to Shareholders.

                                     RATES

     Virginia Power was subject to rate regulation in 1995 as follows:

                                                                                           1995
                                                                                  PERCENT       PERCENT
                                                                                     OF           OF
                                                                                  REVENUES     KWH SALES
Virginia retail:
  Non-Governmental customers....................    Virginia Commission               78%          73%
  Governmental customers........................    Negotiated Agreements             10           12
North Carolina retail...........................    North Carolina Commission          5            4
Wholesale:
  Requirements -- Sales for Resale..............    FERC                               5            7
  Non-Requirements -- Sales for Resale..........    FERC                               2            4
                                                                                     100%         100%

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

     The principal rate proceedings in which Virginia Power was involved in 1995 are described below by jurisdiction. Rate relief obtained by Virginia Power is frequently less than requested.

VIRGINIA

     On January 13, 1995, the Supreme Court of Virginia affirmed a decision of the Virginia Commission in Virginia Power's 1992 rate case that disallowed rate recovery of the gross receipts tax component of certain purchased power costs. On March 3, 1995, the Court denied the motions of Virginia Power and certain industrial cogenerators for a rehearing, and on October 2, 1995, the United States Supreme Court denied the Writ of Certiorari sought by those cogenerators.

     On April 20, 1995, the Virginia Commission declined to approve Virginia Power's proposed Schedule DEF -- Dispersed Energy Facility, a rate schedule that would have allowed Virginia Power to respond to the request of an industrial or commercial customer to build and operate a generating facility at its business location and to sell to that customer all of the electricity and associated steam from that facility under a long-term contract. The Commission stated that the scope of the proposal was not an appropriate experiment under Virginia law, and that, without a specific construction proposal before it, the Commission could not approve the concept. The Commission stated, however, that upon a proper record it would consider the public interest of allowing a DEF-type facility to be constructed. Virginia Power subsequently negotiated a specific DEF arrangement with Chesapeake Paper Products Company, and on December 18, 1995, it applied to the Virginia Commission for the approvals required for that arrangement. (See COMPETITION AND STRATEGIC INITIATIVES below).

     The Staff of the Virginia Commission has, in Virginia Power's Annual Informational Filing proceeding for 1994, recommended that there be imputed to Virginia Power for ratemaking purposes income reflecting (a) the estimated value of credit support that Dominion Resources' nonutility subsidiaries allegedly receive from Virginia Power and (b) the income earned by Dominion Resources on the invested proceeds of its unallocated equity for which Virginia Power provides the funds for payment of dividends. Virginia Power filed a response opposing these recommendations. The Staff's reply agreed with Virginia Power that no decision on these issues is required in the pending proceeding. On February 23, 1996, the Virginia Commission issued its Order finding that Virginia Power did not earn outside of its authorized range for the calendar year 1994, and indicating that it will investigate the described issues further in a subsequent proceeding. The Commission Order also approved higher collection levels for decommissioning of nuclear plants.

     On April 20, 1995, the Virginia Commission authorized Virginia Power to implement a pilot program providing a real time pricing (RTP) option for its industrial customers with loads in excess of 10 Mw. Under this option, all or a portion of an industrial customer's load growth would be supplied at projected incremental hourly production costs, adjusted for line losses and taxes, plus a margin of 0.6 cents per Kwh. Additionally, a marginal cost-based Generation Capacity Adder and a Transmission Capacity Adder would be applicable during those hours when the Virginia Power system is approaching its forecasted annual peak demand. Up to 20% of an industrial customer's existing load could be served on an RTP basis if the customer executes a five-year contract for such service.

     On September 19, 1995, Virginia Power filed an application to revise its annual fuel factor. Virginia Power proposed that the present fuel factor be decreased by $97.1 million. The Staff of the Virginia Commission proposed certain adjustments, which Virginia Power did not oppose, resulting in a recommended reduction of $107.3 million. On October 31, 1995, the Virginia Commission approved the reduction of $107.3 million, effective November 1, 1995.

NORTH CAROLINA

     On February 13, 1995, the Supreme Court of North Carolina denied Virginia Power's motion for rehearing of the appeal of its 1992 North Carolina rate case, which disallowed recovery of certain capacity costs paid to a cogenerator and a portion of the compensation of certain Company officers. On May 15, 1995, Virginia Power filed with the United States Supreme Court a Petition for a Writ of Certiorari asking the Court to reverse the North Carolina Court's decision as to the recovery of capacity costs. On January 22, 1996, the United States Supreme Court denied the Writ of Certiorari sought by the Company.

     On June 27, 1995, the North Carolina Commission approved a Self-Generation Deferral Rate that is a part of an Energy Agreement between the company and Weyerhaeuser. The agreement involves the use of a negotiated pricing structure which will result in the deferral of the installation of additional self-generation facilities by Weyerhaeuser. The rate to be charged must be prefiled each year, and the company is prohibited from recovering from other customers the difference between the new rate and the rate that Weyerhaeuser would otherwise have been charged.

     On September 15, 1995, Virginia Power filed an application with the North Carolina Commission for approval of a $1.3 million annual increase in fuel rates. On December 8, 1995, the Commission approved an increase of $.8 million reflecting a disallowance of $.5 million by reason of resolution of issues surrounding the renegotiation of a coal transportation contract with CSX Transportation, Inc.

                        VIRGINIA POWER SOURCES OF POWER

VIRGINIA POWER GENERATING UNITS

                                                                                                      TYPE           SUMMER
                                                                                       YEARS           OF          CAPABILITY
                        NAME OF STATION, UNITS AND LOCATION                           INSTALLED       FUEL             MW
Nuclear:
  Surry Units 1 & 2, Surry, Va.....................................................   1972-73        Nuclear          1,602
  North Anna Units 1 & 2, Mineral, Va..............................................   1978-80        Nuclear          1,790(a)
     Total nuclear stations........................................................                                   3,392
Fossil Fuel:
  Steam:
     Bremo Units 3 & 4, Bremo Bluff, Va. ..........................................   1950-58         Coal              227
     Chesterfield Units 3-6, Chester, Va. .........................................   1952-69         Coal            1,250
     Clover Unit 1, Clover, Va. ...................................................   1995            Coal              416(b)
     Mt. Storm Units 1-3, Mt. Storm, W. Va. .......................................   1965-73         Coal            1,587
     Chesapeake Units 1-4, Chesapeake, Va. ........................................   1953-62         Coal              595
     Possum Point Units 3 & 4, Dumfries, Va. ......................................   1955-62         Coal              322
     Yorktown Units 1 & 2, Yorktown, Va. ..........................................   1957-59         Coal              326
     Possum Point Units 1, 2, & 5, Dumfries, Va. ..................................   1948-75          Oil              929
     Yorktown Unit 3, Yorktown, Va. ...............................................   1974          Oil & Gas           818
     North Branch Unit 1, Bayard, W. Va. ..........................................   1994         Waste Coal            74(c)
Combustion Turbines:
  35 units (8 locations)...........................................................   1967-90       Oil & Gas         1,019
Combined Cycle:
  Chesterfield Units 7 & 8, Chester, Va. ..........................................   1990-92       Oil & Gas           397
     Total fossil stations.........................................................                                   7,960
Hydroelectric:
  Gaston Units 1-4, Roanoke Rapids, N.C. ..........................................   1963        Conventional          225
  Roanoke Rapids Units 1-4, Roanoke Rapids, N.C. ..................................   1955        Conventional           96
  Other............................................................................   1930-87     Conventional            3
  Bath County Units 1-6, Warm Springs, Va. ........................................   1985       Pumped Storage       1,260(d)
     Total hydro stations..........................................................                                   1,584
     Total Company generating unit capability......................................                                  12,936
NET UTILITY PURCHASES..............................................................                                   1,030
NON-UTILITY GENERATION.............................................................                                   3,295
     Total Capability..............................................................                                  17,261

(a) Includes an undivided interest of 11.6 percent (208 Mw) owned by Old Dominion Electric Cooperative (ODEC).

(b) Includes an undivided interest of 50 percent (208 Mw) owned by ODEC.

(c) Effective January 25, 1996, unit was placed in a cold reserve status.

(d) Reflects Virginia Power's 60 percent undivided ownership interest in the 2,100 Mw station. A 40 percent undivided interest in the facility is owned by Allegheny Generating Company, a subsidiary of Allegheny Power System, Inc.
(APS).

     Virginia Power's highest one-hour integrated service area summer peak demand was 14,003 Mw on August 2, 1995, and a new all-time high one-hour integrated winter peak demand of 14,910 Mw was reached on February 5, 1996.

              VIRGINIA POWER SOURCES OF ENERGY USED AND FUEL COSTS

     The average fuel cost of system energy output is shown below:

                                         MILLS PER KILOWATT-HOUR
                                        1995      1994      1993
Nuclear.............................     4.92      4.89      4.60
Coal................................    14.44     14.61     14.69
Oil.................................    25.11     23.00     26.55
Purchased power, net................    22.50     23.99     24.54
Other...............................    23.82     25.46     24.35
Average fuel cost...................    13.73     14.02     14.42

     System energy output is shown below:

                                        ESTIMATED             ACTUAL
                                          1996        1995     1994     1993
Nuclear(*)..........................        33%        32%     34%     31%
Coal(**)............................        40         39      36      39
Oil.................................         1          1       3       3
Purchased power, net................        23         25      23      23
Other...............................         3          3       4       4
                                           100%       100%    100%    100%

     (*) Excludes ODEC's 11.6 percent ownership interest in the North Anna Power
         Station

     (**) Excludes ODEC's 50 percent ownership interest in the Clover Power
          Station

NUCLEAR OPERATIONS AND FUEL SUPPLY

     In 1995, Virginia Power's four nuclear units achieved a combined capacity factor of 85.4 percent.

     The North Anna Unit 2 steam generator replacement project was completed in 1995 at a total company cost of $96 million.

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

     On-site spent nuclear fuel storage at the Surry Power Station is adequate for Virginia Power's needs through 1998 when, in accordance with the Nuclear Waste Policy Act, the DOE is to begin acceptance of spent fuel for disposal. Should acceptance be delayed, incremental dry storage facilities will be added under the existing storage license. North Anna Power Station will require an interim spent fuel storage facility in the late 1990's. Virginia Power submitted a license application to the NRC in May 1995 for such a facility at North Anna.

     For details regarding nuclear insurance and certain related contingent liabilities as well as a NRC rule that requires proceeds from certain insurance policies to be used first to pay stabilization and decontamination expenses, see Note P to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1995 Annual Report to Shareholders.

FOSSIL OPERATIONS AND FUEL SUPPLY

     The commercial operation of Clover Power Station Unit 1 began on October 7, 1995. The summer capability of Unit 1 is 416 Mw.

     Virginia Power's fossil fuel mix consists of coal, oil and natural gas. In 1995, Virginia Power consumed approximately 11.0 million tons of coal. As with nuclear fuel, Virginia Power utilizes both long-term contracts and spot purchases to support its needs. Virginia Power presently anticipates that sufficient coal supplies at reasonable prices will be available for the remainder of the 1990s. Current projections for an adequate supply of oil remain favorable, barring unusual international events or extreme weather conditions which could affect both price and supply.

     Virginia Power uses natural gas as needed throughout the year for two combined cycle units and at several combustion turbine units. For winter usage at the combined cycle sites, gas is purchased and stored during the summer and fall and consumed during the colder months when gas supplies are not available at favorable prices. Virginia Power has firm transportation contracts for the delivery of gas to the combined cycle units. Current projections indicate gas supplies will be available for the next several years.

PURCHASES AND SALES OF POWER

     Virginia Power relies on purchases of power to meet a portion of its capacity requirements. Virginia Power also makes economy purchases of power from other utility systems when it is available at a cost lower than Virginia Power's own generation costs.

     Under contracts effective January 1, 1985, Virginia Power agreed to purchase 400 Mw of electricity annually through 1999 from Hoosier Energy Rural Electric Cooperative, Inc. (Hoosier), and agreed to purchase 500 Mw of electricity annually during 1987-99 from certain operating units of American Electric Power Company, Inc. (AEP).

     On November 26, 1991, Virginia Power and ODEC signed an agreement whereby the Company will provide 100 Mw of firm capacity and associated energy until the commercial operation of Clover Unit 2 (currently scheduled for April 1996) or December 31, 1996, whichever occurs first.

     Virginia Power has a diversity exchange agreement with APS under which APS delivers 200 Mw to Virginia Power in the summer and Virginia Power delivers 200 Mw to APS in the winter.

     Virginia Power also has 67 non-utility power purchase contracts with a combined dependable summer capacity of 3,493 Mw. Of this amount, 3,295 Mw were operational at the end of 1995 with the balance scheduled to come on-line through 1998 (see VIRGINIA POWER NON-UTILITY GENERATION under FUTURE SOURCES OF POWER and Note P to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1995 Annual Report to Shareholders).

     Early in 1995, a wholesale power group was formed within Virginia Power. Its sole focus is the purchase and sale of wholesale electric power in the open market. The wholesale power group has expanded the company's trading range beyond the geographic limits of the Virginia Power service territory, and has recently developed trading relationships with utilities in Illinois, Missouri, Indiana, Kentucky, Ohio, Vermont, Michigan, and Tennessee in addition to most states in the Mid-Atlantic area.

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

     Virginia Power and Appalachian Power Company (Apco) (an operating unit of
AEP) have each sought approval from the Virginia Commission to construct interconnecting transmission facilities. Apco proposes to construct 116 miles of 765 Kv line to connect with Virginia Power's proposed 102 miles of 500 Kv line. Virginia Power does not intend to build its facility unless the Apco facility, which requires approval in West Virginia as well as Virginia, is also approved and built. Approval of both facilities has been recommended by a Virginia Commission Hearing Examiner. On December 13, 1995, the Virginia Commission issued an Interim Order in the Apco case in which it found that additional transmission capacity is needed but directed Apco to provide further information as to routing, mitigation of visual impact, and uses of the line.

                            FUTURE SOURCES OF POWER

     With the expiration of long-term purchases, on December 31, 1999, with Hoosier (400Mw) and with AEP (900 Mw) and continued system load growth, Virginia Power presently anticipates adding 1,400 Mw of short-term (three-year) purchases through the year 2000. Virginia Power has and will pursue capacity acquisition plans to provide that capacity and maintain a high degree of service reliability. This capacity may be owned and operated by others and sold to Virginia Power or may be built by Virginia Power if it determines it can build capacity at a lower overall cost. Virginia Power also pursues conservation and demand-side management (see CONSERVATION AND LOAD MANAGEMENT below and CAPITAL REQUIREMENTS under MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on page 29 of the 1995 Annual Report to Shareholders).

     In May 1990, Virginia Power entered into an agreement with ODEC, under which Virginia Power purchased a 50 percent undivided ownership interest in a 832 Mw coal-fired power station to be constructed near Clover, Virginia in Halifax County. Construction of Unit 1 is complete and it achieved commercial operation on October 7, 1995. Virginia Power's 50 percent share of costs incurred through December 31, 1995 amounted to $500.7 million. Construction of Unit 2 is on schedule for completion in April 1996. Virginia Power expects that completion costs for Unit 2 will total $14 million.

     In March 1995, the Virginia Supreme Court upheld the May 1994 approval by the Virginia Commission for a 75 mile 500 Kv transmission line from the Clover Power Station to the Carson Substation in Dinwiddie County, Virginia. The transmission line is now under construction and is scheduled for completion in April 1996.

VIRGINIA POWER OWNED GENERATION

     Virginia Power's continuing program to meet future capacity requirements is summarized in the following table:

VIRGINIA POWER OWNED GENERATION

                           SUMMER
                         CAPABILITY       EXPECTED
    NAME OF UNITS            MW        IN-SERVICE DATE
Clover Power Station:
  Unit 2                     416*        April 1996

  * Includes the 50 percent undivided ownership interest of ODEC.

VIRGINIA POWER NON-UTILITY GENERATION

                                             NUMBER OF
                                             PROJECTS                           MW
Projects Operational                             66                            3,295
Projects Financed                                 1                              198
Unfinanced Projects                               0                                0
Total Contracts                                  67                            3,493

     For additional information, see Note P to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1995 Annual Report to Shareholders.

                     COMPETITION AND STRATEGIC INITIATIVES

     In light of existing and potential threats and opportunities brought about by increased competition in the wholesale and retail markets for electricity, Virginia Power has undertaken cost-cutting measures to maintain its position as a low-cost producer of electricity, engaged in re-engineering efforts of its core business processes, and pursued a strategic planning initiative, called Vision 2000, to encourage innovative approaches to serving traditional markets and to prepare appropriate methods by which to service future markets. In furtherance of these initiatives, Virginia Power has established separate business units for its nuclear operations, fossil and hydroelectric operations, commercial operations as well as its energy services business. It has gained regulatory approval of innovative pricing proposals for industrial loads in Virginia and North Carolina, entered into an energy partnership with a key industrial customer, executed long term contracts with wholesale customers, increased its presence in a broader geographic market for wholesale sales of electricity, and acquired an existing energy services business to enhance its national participation in that market. See Note O to the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS in the 1995 Annual Report to Shareholders.

WHOLESALE COMPETITION

     Virginia Power has established long-term contractual service arrangements with terms of several years in length with all of its major wholesale cooperatives and municipalities. These contracts contain multi-year notice provisions. To date, Virginia Power has not experienced any material loss of load revenue or net income due to competition for its traditional wholesale customers. In 1995 a wholesale power group was formed within Virginia Power to engage in the purchase and sale of wholesale electric power. The group has expanded Virginia Power's trading range beyond the geographic limits of Virginia Power's service territory and has developed trading relationships with utilities throughout the eastern United States.

     Virginia Power has filed comments in the FERC's Notice of Proposed Rulemaking on Open Access Transmission and will be subject to the final outcome of the rulemaking proceeding.

RETAIL COMPETITION

     At present, competition for retail customers is limited. It arises primarily from the ability of certain business customers to relocate among utility service territories, to substitute other energy sources for electric power and to generate their own electricity. While the Energy Policy Act bans federal orders of transmission service to ultimate customers, broader retail competition that would allow customers to choose among electric suppliers is the subject of intense debate in federal and state forums, both legislative and regulatory.

     A Retail Energy Services group was formed in July 1995 and has begun developing non-traditional products and services to offer to customers both inside and outside the service territory. These products and services include fuel procurement and risk management services, electrical equipment maintenance, power quality control, on-site turnkey industrial power plant construction, and energy conservation systems. In December 1995, Virginia Power launched the name EVANTAGE(SM) for the retail energy services division to establish a national brand identity for the business.

     In December 1995, Virginia Power entered into an agreement with a key industrial customer, Chesapeake Paper
Products Company, to facilitate the design, construction, and financing of a 38 Mw cogeneration plant, in order to meet Chesapeake's energy requirements for its industrial processes and applied to the Virginia Commission for the necessary approval of these arrangements. To expand the offering of a range of energy services, Virginia Power, in January 1996, acquired two divisions of A&C Enercom of Atlanta, Georgia from Heartland Development Corporation of Madison, Wisconsin. Virginia Power has formed a non-regulated subsidiary, A&C Enercom, Inc., which will provide marketing, program planning and design, customer engineering and energy services consulting to the utility industry. The new subsidiary has approximately 230 employees in 15 offices located in 13 states.

     In September 1995, the Virginia Commission launched an extensive investigation into restructuring of and competition in the electric utility industry. The scope of the investigation includes consideration of reliability, continuity and stability of rates, fairness to all customers, fairness to investors, and whether truly competitive markets that are in the public interest can be developed. The outcome of the investigation could impact the extent to which retail competition will exist within Virginia. In July 1995, the North Carolina Commission declined to conduct an adversarial proceeding into the question of whether retail competition should be allowed in North Carolina. Instead, it is conducting an informal proceeding to gather information.

     Virginia Power has initiated new programs aimed at meeting retail customers' needs for increased flexibility and control of their electric costs. Virginia Power has implemented a real time pricing rate experiment for a five year period. The voluntary rate is available to industrial customers with loads in excess of 10 Mw and allows a customer to move up to 20% of its existing load, plus any load growth, to the hourly pricing rate. In 1995 Virginia Power also implemented a self-generation deferral rate for a North Carolina industrial customer, Weyerhauser. As a result of the rate being approved, Virginia Power will serve approximately 25-30 Mw of new load through at least May 1, 1999.

     The Virginia Commission entered its Final Order on November 27, 1995 in the Company's Petition for Declaratory Judgment against the City of Falls Church. The Petition had been filed in light of Falls Church's municipalization proposal and request for transmission service under Sections 211 and 213 of the Federal Power Act. The Commission ruled that it has jurisdiction over the City and that the City must seek approval from the Commission prior to implementing plans to condemn Company facilities within the City. No other city has communicated to the Company any interest in forming a municipal electric system.

CORPORATE RE-ENGINEERING

     The Vision 2000 strategic planning initiative has generated efforts aimed at improving shareholder value as competitive threats intensify. Re-engineering and remissioning efforts have included reducing the number of operating divisions, consolidating district offices and closing business offices as work practices have been reengineered to reduce costs and promote flexibility.

     A review of Corporate Center functions has identified several activities that were not core business functions and which were subsequently outsourced to service providers. The Fossil and Hydroelectric Business Unit completed a redesign effort in 1995. Re-engineering and restructuring efforts will continue in the Corporate Center, Commercial Operations Business Unit, and Nuclear Business Unit in an effort to improve Virginia Power's competitive capabilities.

REGULATORY/LEGISLATIVE STRATEGY

     Consistent with implementation of other Vision 2000 efforts, Virginia Power has developed a regulatory/legislative strategy intended to establish an orderly transition to a more competitive environment. The regulatory/legislative proposals are aimed at achieving greater flexibility on the part of Virginia Power and the Virginia Commission in setting overall rate levels as well as in setting rates for individual customers.

     At this time, Dominion Resources is unable to predict how changing industry conditions may affect future results and it is possible that in order to address changing conditions in ways that are designed to improve the ability of Dominion Resources and Virginia Power to compete and to serve the goal of preserving and enhancing shareholder value, it may be necessary to effect structural changes either within Virginia Power or with respect to the holding company structure, or both.

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

     Doswell Limited Partnership (Doswell) brought suit against Virginia Power in the Circuit Court of the City of Richmond alleging breach of contract and actual and constructive fraud and seeking damages of not less than $75 million arising out of a disagreement on the calculation of a Fixed Fuel Transportation Charge to be paid to Doswell under a purchased power contract. The issues of actual and constructive fraud were dismissed with prejudice, and on March 6, 1995, the Court entered its opinion in favor of Virginia Power. On March 1, 1996, the Supreme Court of Virginia affirmed the decision of the Circuit Court. On March 8, 1996, Doswell filed notice of its intent to seek a re-hearing.

     On December 13, 1995, a civil action was instituted in the United States District Court for the Eastern District of Virginia, Norfolk Division, against the City of Norfolk and Virginia Power by a landowner who alleges that his property has been contaminated by toxic pollutants originating on an adjacent property now owned by the city and formerly owned by Virginia Power. The plaintiff seeks compensatory damages of $10 million and punitive damages of $5 million from Virginia Power. Virginia Power and prior owners operated a gas manufacturing plant on the property until 1968, when the plant was closed and dismantled. Virginia Power sold the property to the city in 1970. Virginia Power filed its answer denying liability on January 10, 1996.

     In reference to the lawsuit filed by Dominion Energy and Dominion Cogen D.C., Inc. (DCDC) and others against the District of Columbia and officials thereof, on August 4, 1995, the court dismissed the complaint against the individual defendants. As a result, the case is proceeding only against the District of Columbia. On August 18, 1995, the District of Columbia served a counterclaim consisting of six counts on Dominion Energy, DCDC and the other plaintiffs. One count alleges damages in restitution of $2.2 million, and each of the other counts alleges compensatory damages of $500,000 and punitive damages of $20 million. On September 11, 1995, Dominion Energy and DCDC and other plaintiffs moved to dismiss all of the counterclaim. That motion has been fully briefed by both sides and is waiting a ruling by the court. On January 26, 1996, the defendant moved to dismiss the plaintiffs' claim that the District of Columbia violated their constitutionally protected contract rights, and the plaintiffs have filed a memorandum opposing this motion.

     A dispute over corporate governance issues between Dominion Resources and Virginia Power arose in 1994, and the Virginia Commission instituted a proceeding concerning the holding company structure and the relationship between the two companies. This proceeding was continued generally and has been inactive since August 1994, when a related proceeding of broader scope was initiated by the Commission. On February 20, 1995, Dominion Resources, Virginia Power and the Commission Staff consented to an order in this proceeding under which Dominion Resources must obtain the Commission's approval before taking steps such as acting in the place of Virginia Power's Board of Directors or officers, removing Virginia Power's Board members or officers or changing Virginia Power's Articles of Incorporation or Bylaws. The order remains effective until July 2, 1996. On April 12, 1995, the Staff of the Commission and its consultants filed a Final Report, which contains a summary of the proceedings and numerous recommendations by the consultants pertaining to the relationship between the two companies, including recommendations relating to corporate governance issues, operating relationships, including overhead allocations and financial controls, affiliate service arrangements and transactions, compensation to Virginia Power for credit support perceived by the consultants to flow to Dominion Resources and its other subsidiaries, and possible regulatory tools for the Commission. In September 1995, Dominion Resources and Virginia Power each filed responses to the matters addressed in the Final Report. The Staff is scheduled to file its final response by March 15, 1996.

     At this time, Dominion Resources is unable to predict the ultimate resolution of these matters or their effect on the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME AND AGE                                BUSINESS EXPERIENCE PAST FIVE YEARS

Thos. E. Capps (60)             Chairman of the Board of Directors, President and Chief Executive Officer from
                                September 1, 1995 to date; Chairman of the Board of Directors and Chief
                                Executive Officer from August 16, 1994 to September 1, 1995; Chairman of the
                                Board of Directors, President and Chief Executive Officer of Dominion
                                Resources from December 30, 1992 to August 16, 1994; President and Chief
                                Executive Officer of Dominion Resources and Vice Chairman of the Virginia
                                Electric and Power Company Board of Directors prior to December 30, 1992.

James T. Rhodes (54)            President and Chief Executive Officer of Virginia Electric and Power Company.

Paul J. Bonavia (44)            Senior Vice President-Corporate July 1, 1995 to date; Senior Vice President and General Counsel from January 1, 1995 to July 1, 1995; Vice President and
                                General Counsel of Dominion Resources from February 1, 1994 to January 1,
                                1995; Vice President-Regulation of Virginia Power from September 1, 1992 to
                                February 1, 1994; Vice President and General Counsel of Dominion Resources
                                from June 3, 1991 to September 1, 1992; Partner in the law firm of Steel,
                                Hector and Davis, Miami, Florida, prior to June 3, 1991.

         NAME AND AGE                                BUSINESS EXPERIENCE PAST FIVE YEARS
Thomas N. Chewning (50)         Senior Vice President from October 1, 1994 to date; Vice President of Dominion
                                Resources from November 15, 1992 to October 1, 1994; Vice President, Treasurer
                                and Corporate Secretary of Virginia Power from October 1, 1991 to November 15,
                                1992; Vice President and Treasurer, Dominion Energy, Inc.; Vice President and
                                Treasurer, Dominion Lands, Inc. and Vice President-Administration, Dominion
                                Capital, Inc., prior to October 1, 1991.

David L. Heavenridge (49)       Senior Vice President of Dominion Resources from March 1, 1994 to date; Senior
                                Vice President and Controller of Dominion Resources from April 1, 1992 to
                                March 1, 1994; Vice President and Controller of Dominion Resources prior to
                                April 1, 1992.

Linwood R. Robertson (56)       Senior Vice President-Finance, Treasurer and Corporate Secretary, January 1,
                                1995 to date; Vice President-Finance and Treasurer of Dominion Resources from
                                March 1, 1994 to January 1, 1995; Vice President, Treasurer and Assistant
                                Corporate Secretary of Dominion Resources prior to March 1, 1994.

Thomas F. Farrell, II (41)      Vice President and General Counsel from July 1, 1995 to date; Partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P. prior to July 1, 1995.

Donald T. Herrick, Jr. (52)     Vice President of Dominion Resources.

Elizabeth A. Martin (36)        Vice President-Planning and Investment Analysis of Dominion Resources from
                                July 1, 1995 to date; Vice President-Adminsitration of Dominion Energy from
                                February 1, 1994 to July 1, 1995; Counsel-Dominion Energy from July 1, 1992 to
                                February 1, 1994; Associate in the law firm of Hunton & Williams, Richmond,
                                Virginia prior to July 1, 1992.

Everard Munsey (62)             Vice President Public Policy of Dominion Resources.

James L. Trueheart (44)         Vice President and Controller of Dominion Resources from March 1, 1994 to date; Assistant Controller of Dominion Resources from March 15, 1991 to March
                                1, 1994; Assistant Controller of Virginia Power prior to March 15, 1991.

                                    PART II

             ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     Dominion Resources common stock is listed on the New York Stock Exchange and at December 31, 1995 there were 233,496 registered common shareholders of record. Quarterly information concerning stock prices and dividends is contained on page 44 of the 1995 Annual Report to Shareholders, for the fiscal year ended December 31, 1995, in Note Q to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS which is filed herein as Exhibit 13, is hereby incorporated herein by reference.

                        ITEM 6. SELECTED FINANCIAL DATA

     This information is contained under the caption "Selected Consolidated Financial Data" on page 19 of the 1995 Annual Report to Shareholders, for the fiscal year ended December 31, 1995, filed herein as Exhibit 13, is hereby incorporated herein by reference.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is contained under the caption "Management's Discussion and Analysis of Operations" on pages 21 through 25 and "Management's Discussion and Analysis of Cash Flows and Financial Condition" on pages 29 and 30 of the 1995 Annual Report to Shareholders, for the fiscal year ended December 31, 1995, filed herein as Exhibit 13, is hereby incorporated herein by reference.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is contained in the CONSOLIDATED FINANCIAL STATEMENTS on pages 20, 26 through 28. Notes to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on pages 31 through 45 and related report thereon of Deloitte & Touche LLP, independent auditors, appearing on page 47 of the 1995 Annual Report to Shareholders, for the fiscal year ended December 31, 1995, filed herein as
Exhibit 13, is hereby incorporated herein by reference.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

                                     None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors of Dominion Resources contained on pages 2 and 3 of the 1996 Proxy Statement, File No. 1-8489, dated March 11, 1996 is hereby incorporated herein by reference. The information concerning the executive officers of Dominion Resources required by this Item is incorporated by reference to the section in Part I hereof entitled "EXECUTIVE OFFICERS OF THE REGISTRANT."

                        ITEM 11. EXECUTIVE COMPENSATION

     The information regarding executive and director compensation contained on pages 7 through 17 of the 1996 Proxy Statement is hereby incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning stock ownership by directors and executive officers contained on page 5 of the 1996 Proxy Statement is hereby incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained on page 6 of the 1996 Proxy Statement under the caption "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and on page 18 of the 1996 Proxy Statement concerning certain transactions and relationships of Dominion Resources and its subsidiaries with its executive officers and directors is hereby incorporated herein by reference.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. The following documents are filed as part of this Form 10-K. The Consolidated Financial Statements are incorporated herein by reference and are found on the pages noted.

1. FINANCIAL STATEMENTS

                                                                                                           1995
                                                                                                       ANNUAL REPORT
                                                                                                      TO SHAREHOLDERS
                                                                                                          (PAGE)
Report of Independent Auditors..............................................................                47
Consolidated Statements of Income and Retained Earnings
  for the years ended December 31, 1995, 1994 and 1993......................................                20
Consolidated Balance Sheets at December 31, 1995 and 1994...................................               26-27
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993..........................................................                28
Notes to Consolidated Financial Statements..................................................               31-45

2. EXHIBITS

3(i)             -    Articles of Incorporation as in effect May 4, 1987 (Exhibit 3(i), Form 10-K for the fiscal year ended
                      December 31, 1993, File No. 1-8489, incorporated by reference).
3(ii)            -    Bylaws as in effect on September 21, 1994 (Exhibit 3(ii), Form 10-K for the fiscal year ended December 31,
                      1994, File No. 1-8489, incorporated by reference).
4(i)             -    See Exhibit 3(i) above.
4(ii)            -    Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by fifty-eight Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended
                      December 31, 1985, File No. 1-2255, incorporated by reference); Fifty-Ninth Supplemental Indenture
                      (Exhibit 4(ii), Form 10-Q for the quarter ended March 31, 1986, File No. 1-2255, incorporated by reference); Sixtieth Supplemental Indenture (Exhibit 4(ii), Form 10-Q for the quarter ended September 30,
                      1986, File No. 1-2255, incorporated by reference); Sixty-First Supplemental Indenture (Exhibit 4(ii), Form
                      10-Q for the quarter ended June 30, 1987, File No. 1-2255, incorporated by reference); Sixty-Second
                      Supplemental Indenture (Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference); Sixty-Third Supplemental Indenture (Exhibit 4(i), Form 8-K, dated June 8, 1988, File No.
                      1-2255, incorporated by reference); Sixty-Fourth Supplemental Indenture (Exhibit 4(i), Form 8-K, dated
                      February 8, 1989, File No. 1-2255, incorporated by reference); Sixty-Fifth Supplemental Indenture (Exhibit
                      4(i), Form 8-K, dated June 22, 1989, File No. 1-2255, incorporated by reference); Sixty-Sixth Supplemental
                      Indenture, (Exhibit 4(i), Form 8-K, dated February 27, 1990, File No. 1 -2255, incorporated by reference);
                      Sixty-Seventh Supplemental Indenture (Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference); Sixty-Eighth Supplemental Indenture, (Exhibit 4(i)), Sixty-Ninth Supplemental
                      Indenture, (Exhibit 4(ii)) and Seventieth Supplemental Indenture, (Exhibit 4(iii), Form 8-K, dated
                      February 25, 1992, File No. 1-2255, incorporated by reference); Seventy-First Supplemental Indenture
                      (Exhibit 4(i)) and Seventy-Second Supplemental Indenture, (Exhibit 4(ii), Form 8-K, dated July 7, 1992,
                      File No. 1-2255, incorporated by reference); Seventy-Third Supplemental Indenture, (Exhibit 4(i), Form
                      8-K, dated August 6, 1992, File No. 1-2255, incorporated by reference); Seventy-Fourth Supplemental
                      Indenture (Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference);
                      Seventy-Fifth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference); Seventy-Sixth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated April 21,
                      1993, File No. 1 -2255, incorporated by reference); Seventy-Seventh Supplemental Indenture, (Exhibit 4(i),
                      Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference); Seventy-Eighth Supplemental
                      Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference);
                      Seventy-Ninth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference); Eightieth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated

                      October 12, 1993, File No. 1-2255, incorporated by reference); Eighty-First Supplemental Indenture,
                      (Exhibit 4(iii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference); Eighty-Second Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated January 18, 1994, File
                      No. 1-2255, incorporated by reference); Eighty-Third Supplemental Indenture (Exhibit 4(i), Form 8-K, dated
                      October 19, 1994, File No. 1-2255, incorporated by reference) and Eighty-Fourth Supplemental Indenture
                      (Exhibit 4(i), Form 8-K, dated March 23, 1995, File
                      No. 1-2255, incorporated by reference).
4(iii)           -    Indenture, dated April 1, 1985, between Virginia Electric and Power Company and Crestar Bank (formerly
                      United Virginia Bank) (Exhibit 4(iv), Form 10-K for the fiscal year ended December 31, 1993, File No.
                      1-2255, incorporated by reference).
4(iv)            -    Indenture, dated as of June 1, 1986, between Virginia Electric and Power Company and Chemical Bank
                      (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).
4(v)             -    Indenture, dated April 1, 1988, between Virginia Electric and Power Company and Chemical Bank, as
                      supplemented and modified by a First Supplemental Indenture, dated August 1, 1989, (Exhibit 4(vi), Form
                      10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).
4(vi)            -    Dominion Resources agrees to furnish to the Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of
                      Dominion Resources' total assets.
10(i)            -    Operating Agreement, dated June 17, 1981, between Virginia Electric and Power Company and Monongahela
                      Power Company, the Potomac Edison Company, West Penn Power Company, and Allegheny Generating Company
                      (Exhibit 10(vi), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(ii)           -    Purchase, Construction and Ownership Agreement, dated as of December 28, 1982 but amended and restated on
                      October 17, 1983, between Virginia Electric and Power Company and Old Dominion Electric Cooperative
                      (Exhibit 10(viii), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(iii)          -    Interconnection and Operating Agreement, dated as of December 28, 1982 as amended and restated on October
                      17, 1983, between Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit
                      10(ix), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(iv)           -    Nuclear Fuel Agreement, dated as of December 28, 1982 as amended and restated on October 17, 1983, between
                      Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit 10(x), Form 10-K for
                      the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(v)            -    Credit Agreement, dated as of September 1, 1995, between Chemical Bank and Virginia Electric and Power
                      Company (filed herewith).
10(vi)           -    Inter-Company Credit Agreement, dated December 20, 1985, as modified on August 21, 1987, between Dominion
                      Resources and Dominion Capital, Inc. (Exhibit 10(vi), Form 10-K for the fiscal year ended December 31,
                      1993, File No. 1-8489, incorporated by reference).
10(vii)          -    Inter-Company Credit Agreement, dated October 1, 1987 as amended and restated as of May 1, 1988 between
                      Dominion Resources and Dominion Energy, Inc. (Exhibit 10(vii), Form 10-K for the fiscal year ended
                      December 31, 1993, File No. 1-8489, incorporated by reference).
10(viii)         -    Inter-Company Credit Agreement, dated as of September 1, 1988 between Dominion Resources and Dominion
                      Lands, Inc. (Exhibit 10(viii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).
10(ix)           -    Form of Amended and Restated Articles of Partnership in Commendam of Catalyst Old River Hydroelectric
                      Limited Partnership, by and between Catalyst Vidalia Corporation and Dominion Capital, Inc. effective as of August 24, 1990 (Exhibit 10(xii) Form 10-K for the fiscal year ended December 31, 1990, File No.
                      1-8489, incorporated by reference).
10(x)            -    Supplemental Funding Agreement, dated as of August 24, 1990, by and among Dominion Capital, Inc., Catalyst
                      Old River Hydroelectric Limited Partnership and First National Bank of Commerce

                      (Exhibit 10(xiii) Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).
10(xi)           -    Credit Agreement, dated December 1, 1985, between Virginia Electric and Power Company and Old Dominion
                      Electric Cooperative (Exhibit 10(xix), Form 10-K for the fiscal year ended December 31, 1985, File No.
                      1-8489, incorporated by reference).
10(xii)          -    Agreement for Northern Virginia Services, dated as of November 1, 1985, between Potomac Electric Power
                      Company and Virginia Electric and Power Company (Exhibit 10(xxi), Form 10-K for the fiscal year ended
                      December 31, 1985, File No. 1-8489, incorporated by reference).
10(xiii)         -    Purchase, Construction and Ownership Agreement, dated May 31, 1990, between Virginia Electric and Power
                      Company and Old Dominion Electric Cooperative (Exhibit 10(xi), Form 10-K for the fiscal year ended
                      December 31, 1990, File No. 1 -2255, incorporated by reference).
10(xiv)          -    Operating Agreement, dated May 31, 1990, between Virginia Electric and Power Company and Old Dominion
                      Electric Cooperative (Exhibit 10(xii), Form 10-K for the fiscal year ended December 31, 1990, File No.
                      1-2255, incorporated by reference).
10(xv)           -    Coal-Fired Unit Turnkey Contract (Volume 1), dated April 6, 1989, and the United 2 Amendment (Volume 1), dated May 31, 1990 between Virginia Electric and Power Company and Old Dominion Electric Cooperative,
                      Westinghouse, Black & Veatch, Combustion Engineering and H. B. Zachry (Volumes 2-11 contain technical specifications) (Exhibit 10(xiii), Form 10-K for the fiscal year ended December 31, 1990, File No. 1-2255, incorporated by reference).
10(xvi)          -    Receivables Purchase Agreement, dated as of December 11, 1991, between Virginia Electric and Power Company and Dynamic Funding Corporation (Exhibit 10(xv), Form 10-K for the fiscal year ended December 31, 1991,
                      File No. 1-2255, incorporated by reference).
10(xvii)         -    Trust Agreement of Dominion Resources Black Warrior Trust, dated May 31, 1994, among Dominion Black
                      Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and Nationsbank of
                      Texas, N.A. (Exhibit 3.1, Amendment No. 1 to Registration Statement, File No. 33-53513, filed June 1,
                      1994, incorporated by reference).
10(xviii)        -    First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust, dated June 27, 1994, among
                      Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and
                      Nationsbank of Texas, N.A. (Exhibit 10(ii), Form 10-Q for the quarter ended June 30, 1994, File No.
                      1-8489, incorporated by reference).
10(xix)*         -    Dominion Resources, Inc. Directors' Deferred Compensation Plan, effective July 1, 1986, (Exhibit 10(xx),
                      Form 10-K for the fiscal year end December 31, 1988, File No. 1-8489, incorporated by references.)
10(xx)*          -    Dominion Resources, Inc. Performance Achievement Plan, effective January 1, 1986, as amended and restated
                      effective February 19, 1988 (Exhibit 10(xxi), Form 10-K for the fiscal year ended December 31, 1988, File
                      No. 1-8489, incorporated by reference).
10(xxi)*         -    Dominion Resources, Inc. Executive Supplemental Retirement Plan, effective January 1, 1981 as amended and restated effective October 22, 1988 (Exhibit 10(xxii), Form 10-K for the fiscal year ended December 31,
                      1988, File No. 1-8489, incorporated by reference), amended and restated June 15, 1990 (Exhibit 10(xxiv),
                      Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).
10(xxii)*        -    Arrangements with certain executive officers regarding additional credited years of service for retirement and retirement life insurance purposes (Exhibit 10(xxv), Form 10-K for the fiscal year ended December 31,
                      1991, File No. 1-8489, incorporated by reference).
10(xxiii)*       -    Dominion Resources, Inc.'s Cash Incentive Plan as adopted December 20, 1991 (Exhibit 10(xxii), Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8489, incorporated by reference).
10(xxiv)*        -    Dominion Resources, Inc. Long-Term Incentive Plan, effective April 17, 1987 (1987 Proxy Statement, File
                      No. 1-8489, incorporated by reference).
10(xxv)*         -    Form of Employment Continuity Agreement for certain officers of Dominion Resources (Exhibit (xxvi), Form
                      10-K for the fiscal year ended December 31, 1994, File No. 1-8489, incorporated by reference).

10(xxvi)*        -    Dominion Resources, Inc. Retirement Benefit Funding Plan, effective June 29, 1990 (Exhibit 10(xxxiii),
                      Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).
10(xxvii)*       -    Dominion Resources, Inc. Retirement Benefit Restoration Plan as adopted effective January 1, 1991 (Exhibit
                      10(xxvii), Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8489, incorporated by reference).
10(xxviii)*      -    Dominion Resources, Inc. Executives' Deferred Compensation Plan, effective January 1, 1994 (Exhibit
                      10(xxviii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).
10(xxix)*        -    Employment Agreement dated April 12, 1995 (Exhibit 10(i), Form 10-Q for the quarter ended March 31, 1995,
                      File No. 1-8489, incorporated by reference) and an Amendment dated September 15, 1995 between Dominion
                      Resources and Thos. E. Capps (Exhibit 10(i), Form 10-Q for the quarter ended September 30, 1995, File No.
                      1-8489, incorporated by reference).
10(xxx)*         -    Employment Agreement dated April 12, 1995 (Exhibit 10(i), Form 10-Q for the quarter ended March 31, 1995,
                      File No. 1-8489, incorporated by reference) and an Amendment dated September 15, 1995 between Virginia
                      Power and James T. Rhodes (Exhibit 10(i), Form 10-Q for the quarter ended September 30, 1995, File No.
                      1-8489, incorporated by reference).
10(xxxi)*        -    Form of three year Employment Agreement between Dominion Resources and Paul J. Bonavia, David L.
                      Heavenridge and certain other executive officers of Dominion Resources (Exhibit 10(xxxiii), Form 10-K for the fiscal year ended December 31, 1994, File No. 1-8489, incorporated by reference).
10(xxxii)*       -    Form of two year Employment Agreement between Dominion Resources and certain executive officers (Exhibit
                      10(xxxiv), Form 10-K for the fiscal year ended December 31, 1994, File No. 1-8489, incorporated by reference).
11               -    Computation of Earnings Per Share of Common Stock Assuming Full Dilution (filed herewith).
13               -    Portions of the 1995 Annual Report to Shareholders for the fiscal year ended December 31, 1995 (filed herewith).
22               -    Subsidiaries of the Registrant (filed herewith).
23(i)            -    Consent of Hunton & Williams (filed herewith).
23(ii)           -    Consent of Jackson & Kelly (filed herewith).
23(iii)          -    Consent of Deloitte & Touche LLP (filed herewith).
27               -    Financial Data Schedule (filed herewith).
99(i)            -    Consent Order by the Virginia State Corporation Commission (Item 5., Form 8-K, dated February 21, 1995,
                      File No. 1-8489, incorporated by reference).
99(ii)           -    Final Report by the Staff of the Virginia State Corporation Commission (Item 5., Form 8-K, dated April 17,
                      1995, File No. 1-8489, incorporated by reference).

* Indicates management contract or compensatory plan or arrangement.

B. Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DOMINION RESOURCES, INC.

                                         By:            THOS. E. CAPPS

                                             (Thos. E. Capps, Chairman of the
                                                     Board of Directors,
                                               President and Chief Executive
                                                          Officer)

Date: MARCH 12, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 12th day of March, 1996.

                      SIGNATURE                                  TITLE

                         JOHN B. ADAMS, JR.             Director
                  John B. Adams, Jr.

                         TYNDALL L. BAUCOM              Director
                  Tyndall L. Baucom

                          JOHN B. BERNHARDT             Director
                  John B. Bernhardt

                            THOS. E. CAPPS              Chairman of the Board of Directors, President
                                                          (Chief Executive Officer)
                    Thos. E. Capps                        and Director

                     BENJAMIN J. LAMBERT, III           Director
               Benjamin J. Lambert, III

                     RICHARD L. LEATHERWOOD             Director
                Richard L. Leatherwood

                      HARVEY L. LINDSAY, JR.            Director
                Harvey L. Lindsay, Jr.

                             K. A. RANDALL              Director
                    K. A. Randall

                           WILLIAM T. ROOS              Director
                   William T. Roos

                            FRANK S. ROYAL              Director
                    Frank S. Royal

                      SIGNATURE                                  TITLE
                            JUDITH B. SACK              Director
                    Judith B. Sack

                          S. DALLAS SIMMONS             Director
                  S. Dallas Simmons

                                                        Director
                  Robert H. Spilman

                       LINWOOD R. ROBERTSON             Senior Vice President
                                                          (Chief Financial Officer)
                 Linwood R. Robertson

                            J. L. TRUEHEART             Vice President and Controller
                                                          (Principal Accounting Officer)
                   J. L. Trueheart