Form 10-Q
period 1996-03-31
DOMINION RESOURCES INC /VA/
filed 1996-05-10
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1996

                               OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to_______________


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


             Yes __X__     No _____


At April 30, 1996 the latest practicable date for determination, 177,224,382 shares of common stock, without par value, of the registrant were outstanding.

                     DOMINION RESOURCES, INC.
                              INDEX

                                                               Page
                                                               Number

                  PART I.  Financial Information

Item 1.     Consolidated Financial Statements
            Consolidated Statements of Income - Three            3
              Months Ended March 31, 1996 and 1995

            Consolidated Balance Sheets - March 31, 1996         4-5
              and December 31, 1995

            Consolidated Statements of Cash Flows                6-7
              Three Months Ended March 31, 1996 and 1995

            Notes to Consolidated Financial Statements          8-12

Item 2.     Management's Discussion and Analysis               13-17


                   PART II.  Other Information


Item 1.     Legal Proceedings                                     18

Item 4.     Submission of Matters to a Vote of                    19
              Security Holders

Item 5.     Other Information                                  19-20

Item 6.     Exhibits and Reports on Form 8-K                      20

                     DOMINION RESOURCES, INC.
                  PART I.  FINANCIAL INFORMATION

            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)

                                                   Three Months Ended
                                                         March 31,
                                                    1996         1995
                                                    (Millions, except
                                                    per share amounts)

Operating revenues and income:
Electric                                           $1,164.8      $1,076.3
Nonutility                                             74.5          53.0
                                                    1,239.3       1,129.3
Operating expenses:
Fuel, net                                             263.1         254.0
Purchased power capacity, net                         194.2         175.9
Other operation                                       169.6         167.7
Maintenance                                            59.6          66.9
Restructuring                                           5.4           3.5
Depreciation and amortization                         148.1         135.2
Other taxes                                            75.8          69.6

                                                      915.8         872.8

Operating income                                      323.5         256.5

Other income                                            2.8           2.3

Income before fixed charges and
  Federal income taxes                                326.3         258.8

Fixed charges:
 Interest charges, net                                 95.2          95.2
 Preferred dividends of Virginia Power                  9.0          11.7
 Distributions-preferred securities of
   subsidiary trust, net                                1.8           0.0
                                                      106.0         106.9

Income before provision for
  Federal income taxes                                220.3         151.9

Provision for Federal income taxes                     70.1          43.4

Net income                                           $150.2        $108.5

Average common stock                                  176.6         172.3

Earnings per common share                            $  0.85        $ 0.63
Dividends paid per common share                      $  0.645       $ 0.645


__________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

                     DOMINION RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS
                              ASSETS
                           (UNAUDITED)


                                           March 31,   December 31,
                                             1996         1995*
                                                (Millions)
Current assets:

 Cash and cash equivalents                $    58.3           $    66.7
 Trading securities                            21.5                10.8
 Customer accounts receivable, net            384.2               362.6
 Other accounts receivable                    104.7               104.2
 Accrued unbilled revenues                    154.8               179.5
 Accrued taxes                                 18.1                 0.0
 Materials and supplies:
   Plant and general                          158.0               160.2
   Fossil fuel                                 44.9                71.2
 Other                                        138.1               141.5
                                            1,082.6             1,096.7

Investments                                 1,438.6             1,442.7

Property, plant and equipment:             16,133.8            15,977.4
 Less accumulated depreciation
  and amortization                          5,808.6             5,655.1
                                           10,325.2            10,322.3

Deferred charges and other assets:

 Regulatory assets                            808.5               816.4
  Other                                       211.0               225.2
                                            1,019.5             1,041.6

Total assets                              $13,865.9           $13,903.3

__________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1995 has been taken from the audited Consolidated Financial Statements at that date.

                     DOMINION RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)

                                       March 31,             December 31,
                                          1996                    1995*
                                                   (Millions)

Current liabilities:
Securities due within one year         $   577.0                 $ 420.8
Short-term debt                             88.0                   236.6
Accounts payable, trade                    336.3                   336.7
Accrued interest                           106.6                   110.5
Accrued taxes                              122.0                    24.3
Other                                      232.8                   265.3
                                         1,462.7                 1,394.2
Long-term debt:
Utility                                  3,590.4                 3,889.4
Nonrecourse - nonutility                   612.9                   523.5
Other                                      228.8                   199.0
                                         4,432.1                 4,611.9

Deferred credits and other liabilities:
Deferred income taxes                    1,680.2                 1,661.1
Investment tax credits                     268.0                   272.2
Deferred fuel expenses                      46.2                    57.7
Other                                      348.7                   340.2
                                         2,343.1                 2,331.2
 Total liabilities                       8,237.9                 8,337.3

Virginia Power obligated mandatorily
 redeemable preferred securities
 of subsidiary trust**                     135.0                   135.0

Preferred stock:
Virginia Power stock subject to
 mandatory redemption                      180.0                   180.0
Virginia Power stock not subject to
 mandatory redemption                      509.0                   509.0

Common shareholders' equity:
Common stock - no par                    3,338.7                 3,303.5
Retained earnings                        1,463.0                 1,427.6
Allowance on available-for-sale
 securities                                (15.4)                   (6.7)
Other                                       17.7                    17.6
                                         4,804.0                 4,742.0
Total liabilities & shareholders'
  equity                               $13,865.9               $13,903.3

_________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

*The Balance Sheet at December 31, 1995 has been taken from the audited Consolidated Financial Statements at that date.

**As described in Note (i) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.

                     DOMINION RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                                 1996              1995
                                                        (Millions)

Cash flows from (to) operating activities:
  Net income                                   $ 150.2           $ 108.5
  Adjustments to reconcile net income to
   net cash:
   Depreciation and amortization                 169.4             151.3
   Deferred income taxes                          18.3              16.5
   Investment tax credits, net                    (4.2)             (4.2)
   Allowance for other funds used
      during construction                         (1.1)             (1.8)
   Deferred fuel expenses                        (11.5)             (0.8)
   Deferred capacity expenses                      5.5              (0.8)
   Restructuring                                   5.4               3.5
   Non-cash return on terminated
    construction projects costs (pre-tax)         (1.8)             (2.3)
  Changes in assets and liabilities:
   Accounts receivable                           (23.8)            (65.0)
   Accrued unbilled revenues                      24.8              29.6
   Materials and supplies                         28.6              40.1
     Accounts payable, trade                       3.5             (34.6)
     Accrued interest and taxes                   92.8              95.2
   Other changes                                 (49.7)             35.4

Net cash flows from operating activities         406.4             370.6

Cash flows from (to) financing activities:
  Issuance of common stock                        37.4              35.0
  Issuance of long-term debt:
   Utility                                        24.5             200.0
   Nonrecourse-nonutility                         29.8              55.2
   Issuance (repayment) of short-term debt      (148.0)            (69.1)
   Repayment of long-term debt and
   preferred stock                               (67.9)           (239.9)
  Common dividend payments                      (113.9)           (111.0)
  Other                                           11.5              (4.3)
Net cash flows (to) financing
 activities                                     (226.6)           (134.1)

                     DOMINION RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                           (CONTINUED)

                                                Three Months Ended
                                                      March 31,
                                                1996             1995
                                                      (Millions)

Cash flows from (used in) investing activities:
  Capital expenditures-(excluding
   AFC-equity funds)                            (107.4)           (141.1)

  Investments in Marketable Securities             0.9               29.1
  Sale of Accounts Receivable                      0.0              (60.0)
  Other                                          (81.7)             (88.4)

Net cash flows (used in) investing activities   (188.2)            (260.4)

Increase in cash and cash equivalents             (8.4)             (23.9)
Cash and cash equivalents at beginning of
  period                                          66.7               146.7
Cash and cash equivalents at end of period      $ 58.3              $122.8


Supplementary cash flows information:
  Cash paid during the period for:

  Interest (net of interest capitalized)       $  101.0            $ 133.1
  Income taxes                                      0.2                3.4




__________
The accompanying notes are an integral part of the Consolidated Financial Statements.

                    DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a) Dominion Resources, Inc. Is a holding company headquartered in Richmond, Virginia. Its primary business is Virginia Electric and Power Company, which is a regulated public utility engaged in the generation, trans-mission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and northeastern North Carolina. It sells electricity to retail customers (including government agencies) and to wholesale customers such as rural electric cooperatives and municipalities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for 80 percent of its population.

        The Company also operates business subsidiaries active in independent power production; the acquisition and sale of natural gas reserves; in financial services, and in real estate. Some of the independent power and natural gas projects are located in foreign countries. Net assets of approximately $204 million are involved in independent power production operations in Latin America.

        In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three-month periods ended March 31, 1996 and 1995, and cash flows for the three-month periods ended March 31, 1996 and 1995.

        These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Dominion Resources Annual Report on Form 10-K for the year ended December 31, 1995.

        Certain amounts in the 1995 Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.

        The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

        The consolidated financial statements include the accounts of the Company and its subsidiaries, with all significant intercompany transactions and accounts being eliminated on consolidation.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    DOMINION RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)
  (b) Common Stock

   At March 31, 1996 there were 300,000,000 shares of common stock authorized of which 177,043,550 were issued and outstanding. Common shareholders' equity at March 31, 1996 also includes $10.0 million for amounts received under the Stock Purchase Plan for Customers of Virginia Power and the Automatic Dividend Reinvestment and Stock Purchase Plan for which shares have not yet been issued. Common shares issued during the referenced periods were as follows:
                                                      Three Months Ended
                                                           March 31,
                                                       1996         1995
        Automatic Dividend
         Reinvestment and
          Stock Purchase Plan                          690,476    645,998
         Customer Stock Purchase Plan                        0          0
         Employee Savings Plan                             609          0
         Stock repurchase and retirement              (136,800)  (377,000)
         Other                                          75,155     32,581
         Total Shares                                  629,440    301,579

     (c) Long-term Incentive Plan

         On February 19, 1996, the Organization and Compensation Committee of the Board of Directors awarded participants 47,556 shares of restricted common stock at an award price of $42.375 per share. The stock has a three-year vesting period.

         On February 23, 1996, the Organization and Compensation Committee of the Board of Directors awarded participants 24,728 shares of restricted common stock at an award price of $42.125 per share. The stock has a three-year vesting period.

         For the three-month period ended March 31, 1996, 11,251 shares of previously restricted stock were issued and 263 common shares were issued associated with exercised stock options from previous awards. As of March 31, 1996, options from 10,813 shares were exercisable from previous awards.

    (d) Preferred Stock - Virginia Power

         As of March 31, 1996, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

                    DOMINION RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)


(e) Provision for Federal Income Taxes

     Total Federal Income tax expense differs from the amount computed by applying the statutory Federal income tax rate to pre-tax income for the following reasons:
                                                      Three Months Ended
                                                           March 31,
                                                      1996          1995
                                                           (Millions)
     Computation of Provision
      for Federal Income Tax:
     Pre-tax income                                $220.3           $151.9
     Tax at statutory federal
      income tax rate of 35%
      applied to pre-tax income                    $ 77.1           $ 53.2

     Changes in federal income
      taxes resulting from:
     Preferred dividends
      of Virginia Power                               3.1              4.1
     Nonconventional Fuel credit                     (6.6)            (7.3)
     Ratable amortization of
       investment tax credits                        (4.2)            (4.2)
     Other, net                                       0.7             (2.4)
     Total Provisions for Federal
       Income Tax Expense                           $70.1            $43.4

     Effective Tax Rate                              31.8%            28.6%

(f)  Contingencies

     Virginia Power:

     Nuclear Insurance

   The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power). For additional information, see Note P to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   Nonutility Subsidiaries:

   Dominion Energy

   Dominion Cogen, Inc. is a wholly owned subsidiary of Dominion Energy, Inc. (Dominion Energy) with an investment interest in the Clear Lake cogeneration plant near Houston, Texas. Under terms of the agreements, Dominion Resources must provide contingent equity support to Dominion Energy. While management believes that the possibility of such support is remote, Dominion Resources could be required to insure that Dominion Energy has sufficient funds to meet its equity support commitments of $61 million.

                     DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)


   Dominion Energy has general partnership interests in certain of its energy ventures. Accordingly, Dominion Energy may be called upon to fund future operation of these investments to the extent operating cash flow is insufficient.

(g) Lines of Credit

   Dominion Resources and its subsidiaries have lines of credit and revolving credit agreements that provide for maximum borrowing of $1,185.8 million. At March 31, 1996, $133.1 million had been borrowed under such agreements. In addition, these credit agreements supported $228.8 million of Dominion Resources' commercial paper and $115.7 million of nonrecourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at March 31, 1996. A total of $318.8 million of the commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

   On February 8, 1996, Dominion Energy entered into a $400 million revolving line of credit which replaced a previously existing $100 million revolving line of credit. On February 15, 1996, Dominion Energy borrowed $55 million on this line of credit to retire its foreign currency denominated loan due on that date. On March 18, 1996, Dominion Energy borrowed an additional $40 million to fund part of a new acquisition.

(h) Investments

   Investments at March 31, 1996 and December 31, 1995 are as follows:

                                                March 31,      December 31,
                                                  1996             1995
                                                       (Millions)

     Investments in affiliates                   $  427.7       $  436.2
     Available-for-sale securities                  272.2          285.5
     Nuclear decommissioning trust funds            373.6          351.4
     Investments in real estate                     133.5          133.0
     Other                                          231.6          236.6
                                                 $1,438.6       $1,442.7


(i)  Virginia Power Obligated Mandatorily Redeemable Preferred
     Securities of Subsidiary Trust

  In 1995, Virginia Power established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5,400,000 shares of Preferred Securities for $135.0 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by VP Capital Trust. Virginia Power issued $139.2 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) in exchange for the $135.0 million realized from the sale of the Preferred Securities and $4.2 million of common securities of VP Capital Trust. The common securities represent the remaining 3% beneficial ownership interest in the assets held by VP Capital Trust. The Notes constitute 100% of VP Capital Trust's assets.

                    DOMINION RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)


(j)  Restructuring Charges

 In March 1995, Virginia Power announced the implementation phase of its Vision 2000 program. For additional information, see Note O to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Restructuring charges of $5.4 million and $3.5 million in the first quarter of 1996 and 1995, respectively, included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs incurred directly as a result of the Vision 2000 initiatives. The Vision 2000 review of operations is expected to continue through 1996 and additional costs will be incurred.
 At this time, Virginia Power management cannot estimate the additional restructuring costs yet to be incurred.

 In May 1995, Virginia Power established comprehensive involuntary severance packages for employees who lose their positions as a result of these initiatives. Through March 31, 1996, management had terminated 979 employess. The recognition of severance costs resulted in a charge to operations of $3.2 million in the first quarter. At March 31, 1996, severance payments totaling $19.4 million have been made. Virginia Power estimates that these staffing reductions will result in annual savings, net of outsourcing costs, in the range of $50 million to $60 million. These savings will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

(k)  Acquisitions

     For more information on acquisitions, see The Company, Item 5. Other Information.

                     DOMINION RESOURCES, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Dominion Resources - Consolidated

Financial Condition

  Earnings Per Share
                                            Three Months Ended
                                                  March 31,
                                             1996           1995

  Virginia Power                             $0.81          $0.60
  Nonutility                                   .04            .03

  Consolidated                               $0.85          $0.63


  Virginia Power's earnings were up 21 cents in the first quarter of 1996 when compared to the same time period for 1995. This is mainly attributable to the severe weather experienced during the first quarter of 1996 when compared to the mild winter of 1995. Virginia Power's kilowatt-hour retail sales increased 9.8 percent over the first quarter of 1995.

  Dominion Resources' nonutility subsidiaries earned 4 cents per share in the first quarter of 1996, up 1 cent from the same period last year. The rise in nonutility earnings resulted primarily from increased prices for natural gas produced by Dominion Resources' independent power and natural gas subsidiary, Dominion Energy.

  Dividends

  On April 19, 1996, the Board of Directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable June 20, 1996 to holders of record at the close of business May 31,1996.

Financing Activities

  Common Stock Issuance

  Dominion Resources issued 629,440 net shares of common stock primarily through its Automatic Dividend Reinvestment and Stock Purchase Plan including the repurchase of 136,800 shares on the open market (see Note(b) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) during the three-month period ended March 31, 1996.

  The proceeds from issuance of common stock are invested on a short-term basis by Dominion Resources and ultimately utilized to provide equity capital to its subsidiaries generally within the same calendar year as the issuance of the common stock.

Virginia Power

  Liquidity and Capital Resources

  Cash Flows From Operations

  Internal generation of cash during the first quarter of 1996 provided 284% of funds required for Virginia Power's capital requirements compared to 188% during the first quarter of 1995.

  With the completion of the Clover Power Station, Virginia Power is in a period in which internal cash generation should exceed construction expenditures.

                     DOMINION RESOURCES, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)

  As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the three month period ended March 31, 1996 increased $43.2 million as compared to the three month period ended March 31, 1995 primarily as a result of increased sales due to the colder weather experienced in the first quarter of 1996.

  Cash Flows To Financing Activities

  Cash from (to) financing activities was as follows:

                                        Three Months Ended March 31,
                                             1996             1995
                                                   (Millions)

         Mortgage bonds                                     $ 200.0
         Issuance (repayment) of
          short-term debt                     $(144.0)         13.4
         Issuance of pollution
          control securities                     24.5
         Repayment of long-term debt
          and preferred stock                   (58.9)       (185.0)
         Dividends                             (104.2)       (111.8)
         Other                                   (0.6)         (4.3)
         Total                                $(283.2)      $ (87.7)

         Financing activities for the first three months of 1996 resulted in a net cash outflow of $283.2 million.

         During the first quarter of 1996, $34.4 million of Medium-Term Notes matured. In addition, Virginia Power issued $24.5 million of variable rate pollution control securities to refund $24.5 million of securities assumed in its acquisition of the North Branch Power Station.

         As of March 31, 1996, $25 million was outstanding under Virginia Power's commercial paper program, which is a decrease of $144 million from the December 31, 1995 outstanding balance. The reduction in commercial paper outstanding resulted from improved cash flow from operations due to increased sales from colder weather experienced in the first quarter of 1996.

         Cash Flows (Used in) Investing Activities

         Cash from (used in) investing activities was as follows:

                                         Three Months Ended March 31,
                                           1996                1995
                                                (Millions)

         Utility plant expenditures         $(75.9)         $(130.6)
         Nuclear fuel                        (31.5)            (4.5)
         Nuclear decommissioning
           contributions                      (9.0)            (6.2)
         Sale of accounts receivable                          (60.0)
         Purchase of subsidiary assets                        (13.7)
         Other                                (4.0)            (5.0)
         Total                             $(134.1)         $(206.3)

Investing activities for the first three months of 1996 resulted in a net cash outflow of $134.1 million primarily due to $75.9 million of construction expenditures and $31.5 million of nuclear fuel expenditures. Of the construc-tion expenditures, approximately $13.4 million was spent on power production projects, and $54.0 million on transmission and distribution projects.

                     DOMINION RESOURCES, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)

Results of Operations

Balance available for Common Stock increased by $40.5 million for the three-month period ended March 31, 1996, as compared to the same period in 1995, primarily as a result of the colder weather experienced in the first quarter of 1996.

Operating Revenues

  Operating revenues changed primarily due to the following:

                                  Three Months Ended March 31,
                                         1996 vs. 1995
                                           (Millions)

         Customer growth                     $10.1
         Weather                              85.3
         Change in base revenues              (5.3)
         Fuel cost recovery                  (23.8)
         Other, net                           (8.0)
             Total retail                     58.3
         Sales for resale                     23.6
         Other operating revenues              6.6

             Total                           $88.5

   Customer kilowatt-hour sales changed as follows:

                                Three Months Ended March 31,
                                      1996 vs. 1995

   Residential                                16.0%
   Commercial                                  8.9
   Industrial                                 (0.4)
   Public authorities                          5.4
   Total retail sales                          9.8
   Resale                                     52.8

       Total sales                            14.7

   Heating and cooling degree days during the first quarter were as follows:

                              1996                 1995              Normal

   Heating degree days       2,334                1,923              2,050
   Percentage change
    compared to prior year    21.4                (12.9)

   Cooling degree days           0                    0                 7


   The increase in kilowatt-hour retail sales for the three-month period ended March 31, 1996 reflects the colder weather experienced in the first quarter of 1996 compared to 1995.

   The increase in sales for resale for the three-month period ended March 31, 1996, as compared to the same period in 1995, was primarily due to colder weather experienced by other utilities in surrounding regions during the first three months of 1996 and increased marketing efforts by Virginia Power.

                     DOMINION RESOURCES, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)


 Purchased Power Capacity, Net

 Purchased power capacity, net increased for the three-month period ended March 31, 1996, as compared to the same period in 1995, primarily as a result of additional non-utility generation being available and a decrease in the under recovery of capacity expenses through rates due to higher sales.

 Restructuring

 As part of the Vision 2000 program (see Note (j) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), Virginia Power recorded $5.4 million and $3.5 million of restructuring charges in the first quarter of 1996 and 1995, respectively. Restructuring charges included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs. Virginia Power estimates that these staffing reductions and the staffing reductions reported during 1995 will result in annual savings, net of outsourcing costs, in the range of $50 million to $60 million. Virginia Power will incur additional restructuring charges in 1996; however, the amount of restructuring charges yet to be incurred is not known at this time.

 Furthermore, because the Virginia Power's review of its operations has not been completed, the amount of savings ultimately to be realized cannot be estimated at this time. When realized, the savings will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

 Operation - Other and Maintenance

 Operation - other and maintenance expenses decreased for the three-month period ended March 31, 1996, as compared to the same period in 1995, primarily as a result of decreased production plant outage costs due to fewer outages and restructuring savings due to implemented Vision 2000 initiatives, partially offset by an increase in transmission and distribution service restoration costs resulting from winter storm damage.

 Income Taxes

 Income taxes increased for the three-month period ended March 31, 1996, as compared to the same period in 1995 primarily as a result of increased income subject to tax.

 Future Issues

 Accounting Standards

 In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Company effective January 1, 1996. Based on the Company's current operating environment, SFAS 121 did not have any impact on the Company's consolidated financial statements.

 In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for the
  Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company is continuing to apply APB Opinion No. 25 to its stock-based compensation to employees and will disclose the required pro forma effect on net income and earnings per share.
                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          (CONTINUED)

 Competition

 As part of Virginia Power's Vision 2000 initiatives, Virginia Power supported a number of legislative proposals during the 1996 session of the Virginia General Assembly aimed at achieving greater flexibility for the Virginia State Corporation Commission (the Virginia Commission) and Virginia Power in adapting to a more competitive environment. All the Proposals supported by Virginia Power were passed in amended form by both houses of the General Assembly and have been subsequently signed into law by the Governor.

 On April 24, 1996, FERC (Federal Energy Regulatory Commission) issued final rules on open access transmission service, stranded costs, standards of conduct and open access same-time information systems (OASIS). Under the final rules utilities must file open access transmission tariffs on or around July 1, 1996. They must also take service under their own tariffs for wholesale sales and purchases. The rule provides for stranded cost recovery from departing customers. Utilities must participate in an OASIS by November 1, 1996, and comply with standards of conduct that require separation of trans-mission operations/reliability functions from wholesale merchant/marketing functions. These rules will become effective 60 days after publication in the Federal Register. FERC also issued a notice of proposed rulemaking
 (NOPR) proposing replacement of open access tariffs with a capacity reservation tariff by December 31, 1997.

 Other

 Except for the historical information contained herein, the matters in this report are forward-looking statements which involve risks and uncertainties, including but not limited to regulatory, economic, competitive, governmental and technological factors affecting Virginia Power's operations, rates, markets, products, services and prices, and other factors discussed herein and in Virginia Power's other filings with the Securities and Exchange Commission.

Dominion Resources and its Nonutility Subsidiaries

 Liquidity and Capital Resources

 During the first three months of 1996, Dominion Resources' nonutility subsidiaries expended $66.6 million on capital requirements. Estimated capital requirements for 1996 are $168.8 million. (For additional information, see Note
 (g) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

 Results of Operations

 Nonutility revenues and income increased for the three-month period ended March 31, 1996, as compared to the same periods in 1995, primarily as a result of increased prices for natural gas produced by Dominion Energy.

 Commitments and Contingencies

 For additional information on commitment and contingencies, see Note (f) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     DOMINION RESOURCES, INC.
                   PART II. - OTHER INFORMATION


Item 1. Legal Proceedings

 In reference to the proceeding before the Virginia State Corporation
 Commission (the Virginia Commission) into the holding company structure and the relationship between Dominion Resources and Virginia Power, the Commission Staff filed its final comments to the responses of Virginia Power and Dominion Resources on March 15, 1996. The Staff comments addressed a broad range of corporate structure issues, affiliate service arrangements, and finance and diversification issues which have been the subject of scrutiny by the Commission Staff and its consultants since the proceeding was initiated in 1994. In summary, the comments acknowledged that the two companies had adopted changes in policy and structure which addressed the majority of the concerns enumerated by the Staff consultants in their Final Report filed in April 1995, and recommended continued monitoring of compliance with the Commission's February 1995 Consent Order. The Staff recommended that the proceeding be continued until July 1997.

 Virginia Power

 In reference to the lawsuit filed against Virginia Power by Doswell Limited Partnership (Doswell), on March 1, 1996, the Virginia Supreme Court affirmed the decision of the Circuit Court of the City of Richmond in favor of Virginia Power. On March 29, 1996, Doswell filed a Petition for Rehearing with the Supreme Court of Virginia and on April 19, 1996 the Supreme Court of Virginia denied the Petition for Rehearing.

 In reference to the civil action instituted in the United States District Court for the Eastern District of Virginia, Norfolk Division, against the City of Norfolk and Virginia Power by a landowner who alleges that his property has been contaminated by toxic pollutants on an adjacent property formerly owned by Virginia Power, a trial date of August 5, 1996 has been set.

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)

Item 4. Submission of Matters to a Vote of Security Holders

Dominion Resources Annual Shareholders Meeting was held on April 19, 1996 and the following proposals were voted on by shareholders.

Proposal 1 - Election of Directors

  (a) The following Directors were elected to the Board of Directors for terms expiring in the year 1999:

                                                  Votes
              Director                     For            Withheld

         Harvey L. Lindsay, Jr.      153,188,651         3,325,397
         Kenneth A. Randall          153,257,557         3,256,491
         William T. Roos             153,261,972         3,252,076
         Judith B. Sack              153,312,980         3,201,068

  (b) The following incumbent Directors will continue on the Board of Directors with term expiring in the years indicated:

      Director                      Term Expiring

     John B. Bernhardt                 1997
     Thos. E. Capps                    1997
     S. Dallas Simmons                 1997
     Robert H. Spilman                 1997
     John B. Adams, Jr.                1998
     Benjamin J. Lambert, III          1998
     Richard L. Leatherwood            1998
     Frank S. Royal                    1998

Proposal 2 - Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors

     The shareholders voted in favor of a Stock Accumulation Plan for Outside Directors as follows:

                                          Votes

     For                               138,889,770
     Against                            13,369,227
     Abstain                             4,225,150

     The shareholders also voted in favor of the designation of Deloitte & Touche LLP as Dominion Resources' independent certified public accountants to audit the consolidated financial statements for the year 1996. The vote was as follows:
                                           Votes

     For                                153,652,381
     Against                              1,168,723
     Abstain                              1,693,043

Item 5. Other Information

The Company

On March 15, 1996, Dominion Energy, through a wholly-owned subsidiary, acquired interests in natural gas and oil properties offshore in the Gulf of Mexico.

                         DOMINION RESOURCES, INC.
                       PART II. - OTHER INFORMATION
                                (CONTINUED)


On March 29, 1996, a subsidiary of Dominion Energy, Inc., Kincaid Generation, L.L.C. entered into an asset sale agreement with Commonwealth Edison Company with respect to the purchase and sale of the Kincaid power station. The closing under the asset sale agreement is subject to various regulatory approvals and other conditions.

On April 17, 1996, Dominion Capital, Inc.(Dominion Capital)entered into certain purchase agreements with Resource Mortgage Capital, Inc. (Resource)relating to the sale of Resource's single-family mortgage operations. Dominion Capital has assigned its rights under the purchase agreements to its wholly-owned subsidiary Dominion Mortgage Services, Inc. The closing under the purchase agreements is subject to various regulatory approvals and other conditions and is expected to occur no later than May 31, 1996.

Virginia Power

Regulation

General

In reference to the Virginia Commission proceeding to review and consider its policy regarding restructuring of, and competition in, the electric utility industry, the Commission has extended the deadlines for its Staff to address a comprehensive list of issues and to report its findings and recommendations until July 16, 1996. Interested parties will then have until September 16, 1996 to file written comments or request oral arguments in response to the Staff report.

In reference to the North Carolina Utilities Commission informal information gathering proceeding into the question of whether retail competition should be allowed in North Carolina, the North Carolina Commission issued an Order on April 3, 1996 directing parties to the proceeding to submit additional comments on a number of issues relating to competition and industry restruc-turing, including reliability, obligation to serve, stranded costs and ancillary costs.

Sources of Power

On March 28, 1996, Clover Power Station Unit 2 achieved commercial operation, with a summer capability of 416 MW (includes the 50 percent undivided ownership interest of Old Dominion Electric Cooperative (ODEC)). Concurrent with the commercial operation of Unit 2, a sales agreement between Virginia Power and ODEC, whereby Virginia Power provided 100 mW of firm capacity and energy to ODEC, ended. In early March 1996, a 75 mile 500Kv transmission line from the Clover Power Station to the Carson Substation in Dinwiddie County, Virginia was completed and energized.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10 - Dominion Resources, Inc. Stock Accumulation Plan for Outside
              Directors, effective April 23, 1996 (Exhibit 99, Form S-8 Registration Statement, File No. 333-02733, incorporated by reference)

         11 - Statement re: computation of per share earnings (included in this Form 10-Q on page 4)

         27 - Financial Data Schedule (filed herewith)

(b)      Report on Form 8-K:

         None.
                            SIGNATURE

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

May 10, 1996