Form 10-K/A
period 1995-12-31
DOMINION RESOURCES INC /VA/
filed 1996-06-19
CIK 715957

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549



FORM 10-K/A

AMENDMENT TO APPLICATION OR REPORT

Filed pursuant to Section 12, 13, and 15 (d) of

THE SECURITIES EXCHANGE ACT OF 1934



Dominion Resources, Inc.
(Exact name of registrant as specified in charter)

AMENDMENT NO. 1 TO FORM 10-K

The undersigned registrant hereby amends the exhibits to its 1995 Annual Report on Form 10-K to include the following Annual Reports for the Dominion Resources, Inc. Employee Savings Plan for 1995, Dominion Subsidiary Savings Plan for the period October 1, 1995 through December 31, 1995 and the Virginia Power Hourly Employee Savings Plan for 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DOMINION RESOURCES, INC.
                                             Registrant

                                    BY /s/Linwood R. Robertson
                                        Linwood R. Robertson
                                       Senior Vice President,
                                        Chief Financial Officer

Date: June 18, 1996