Form 10-Q
period 1996-06-30
DOMINION RESOURCES INC /VA/
filed 1996-08-12
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

 (Mark One)
    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT OF 1934

              For the quarterly period ended June 30, 1996

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

At July 31, 1996, 177,958,497 actual shares of common stock, without par value, of the registrant were outstanding.

                     DOMINION RESOURCES, INC.

                              INDEX


                                                                  Page
                                                                 Number

                 PART I.  Financial Information

Item 1. Consolidated Financial Statements

       Consolidated Statements of Income - Three                   3-4
         and Six Months Ended June 30, 1996 and 1995

       Consolidated Balance Sheets - June 30, 1996                 5-6
        and December 31, 1996

       Consolidated Statements of Cash Flows                       7-8
        Six Months Ended June 30, 1996 and 1995

       Notes to Consolidated Financial Statements                 9-14

Item 2. Management's Discussion and Analysis                     15-20


                  PART II.  Other Information

Item 1. Legal Proceedings                                           21

Item 5. Other Information                                        21-22

Item 6. Exhibits and Reports on Form 8-K                            23

                          DOMINION RESOURCES, INC.
                        PART I. FINANCIAL INFORMATION

                  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                  Three Months Ended     Six Months Ended
                                        June 30,            June 30,
                                  1996          1995     1996       1995

                                        Millions, except per share amounts

Operating revenues and income:
 Electric                        $ 1,029.1  $  971.1   $2,193.9   $2,047.4
 Nonutility                           91.9      71.7      166.4      124.7
                                   1,121.0   1,042.8    2,360.3    2,172.1
Operating expenses:
 Fuel, net                           225.6     226.5      488.7      480.5
 Purchased power capacity, net       165.9     154.7      360.1      330.6
 Other operation                     186.1     172.6      355.7      340.3
 Maintenance                          60.3      73.6      119.9      140.5
 Restructuring                        19.3       1.8       24.7        5.3
 Depreciation and amortization       153.0     135.5      301.1      270.7
 Other taxes                          69.6      65.4      145.4      135.0

                                     879.8     830.1    1,795.6    1,702.9

Operating income                     241.2     212.7      564.7      469.2

Other income                           3.6       2.5        6.4        4.8

Income before fixed charges and
  Federal income taxes               244.8     215.2      571.1      474.0

Fixed charges:
 Interest charges, net                95.7      96.2      190.9      191.4
  Preferred dividends of Virginia
   Power                               8.8      11.7       17.8       23.4
 Preferred distribution of Va. Power
  affiliate, net                       1.8       0.0        3.6        0.0

                                     106.3     107.9      212.3      214.8

Income before provision for
 Federal income taxes                138.5     107.3      358.8      259.2

Provision for Federal income
 taxes                                44.3      29.2      114.4       72.6

                          DOMINION RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                 (CONTINUED)


                                Three Months Ended      Six Months Ended
                                     June 30,                 June 30,
                                1996          1995       1996         1995
                                  Millions, except per share amounts

  Net income                   $ 94.2       $ 78.1       $244.4     $186.6

 Average Common Stock           177.4        172.9        177.0      172.6

 Earnings per common share    $   0.53     $   0.45     $   1.38   $   1.08
 Dividends paid per common
    share                     $   0.645    $   0.645    $   1.29   $   1.29





__________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

                     DOMINION RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                          (UNAUDITED)

                                                June 30,      December 31,
                                                 1996            1995*
                                                      (Millions)

Current assets:

 Cash and cash equivalents                    $    59.8       $    66.7
 Trading securities                                14.8            10.8
 Customer accounts receivable, net                332.6           362.6
 Other accounts receivable                        137.7           104.2
 Accrued unbilled revenues                        186.8           179.5
 Accrued taxes                                     12.9
 Materials and supplies:
   Plant and general                              156.3           160.2
   Fossil fuel                                     59.1            71.2
 Mortgage loans in warehouse                      165.5
 Other                                            132.0           141.5
                                                1,257.5         1,096.7

Investments                                     1,444.1         1,442.7

Property, plant and equipment                  16,256.6        15,977.4
 Less accumulated depreciation
  and amortization                              5,960.3         5,655.1
                                               10,296.3        10,322.3

Deferred charges and other assets:

 Regulatory assets                                798.1           816.4
 Other                                            266.2           225.2
                                                1,064.3         1,041.6

Total assets                                  $14,062.2       $13,903.3

__________________
The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1995 has been taken from the audited Consolidated Financial Statements at that date.

                    DOMINION RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND SHAREHOLDERS' EQUITY
                          (UNAUDITED)
                                                   June  30,     December 31
                                                     1996            1995*
                                                          (Millions)
Current liabilities:
  Securities due within one year                  $   400.1     $   420.8
  Short-term debt                                     353.2         236.6
  Accounts payable, trade                             322.9         336.7
  Severance costs accrued                              32.7          42.7
  Accrued interest                                    107.2         110.5
  Other                                               235.1         246.9
                                                    1,451.2       1,394.2

Long-term debt:
  Utility                                           3,590.7       3,889.4
  Nonrecourse - nonutility                            746.8         523.5
  Other                                               262.1         199.0
                                                    4,599.6       4,611.9
Deferred credits and other liabilities:
  Deferred income taxes                             1,700.6       1,661.1
  Investment tax credits                              263.8         272.2
  Deferred fuel expenses                               34.1          57.7
  Other                                               356.7         340.2
                                                    2,355.2       2,331.2
Total liabilities                                   8,406.0       8,337.3
  Virginia Power obligated mandatorily
  redeemable preferred securities of
  subsidiary trust **                                 135.0         135.0

Preferred stock:
  Virginia Power stock subject to
   mandatory redemption                               180.0         180.0
  Virginia Power stock not subject to
   mandatory redemption                               509.0         509.0
Common shareholders' equity:
  Common stock - no par                             3,379.9       3,303.5
  Retained earnings                                 1,443.3       1,427.6
  Allowance on available-for-sale
   securities                                          (8.1)         (6.7)
  Other                                                17.1          17.6
                                                    4,832.2       4,742.0

Total liabilities & shareholders' equity          $14,062.2     $13,903.3


The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1995 has been taken from the audited Consolidated Financial Statements at that date.

** As described in Note(i) to Notes to Consolidated Financial Statements, the
   8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trusts assets.

                     DOMINION RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                                    1996          1995
                                                        (Millions)

Cash flows from operating activities:
  Net income                                        $ 244.4     $ 186.6
  Adjustments to reconcile net income to
    net cash:
  Depreciation, depletion and amortization            344.9       307.3
  Deferred income taxes                                31.6        42.5
  Investment tax credits, net                          (8.6)       (8.5)
  Allowance for other funds used
    during construction                                (1.8)       (3.7)
  Deferred fuel expenses                              (23.6)        2.2
  Deferred capacity expenses                            6.0       (16.2)
  Changes in assets and liabilities:
    Accounts receivable                                12.7        (5.2)
    Accrued unbilled revenues                          (7.2)        2.2
    Materials and supplies                             16.1        34.1
    Accounts payable, trade                           (11.7)      (41.6)
    Accrued interest and taxes                         (4.4)      (10.1)
    Mortgage loans in warehouse                      (165.5)        0.0
    Other changes                                     (95.5)       13.6

Net cash flows from operating activities              337.4       503.2

Cash flows from (to) financing activities:
  Issuance of common stock                             79.0        73.5
  Issuance of preferred stock
  Issuance of long-term debt:
    Utility                                            24.5       240.0
    Nonrecourse-nonutility                            264.2        44.8
  Issuance (repayment) of short-term debt             117.3       (33.5)
  Repayment of long-term debt and preferred stock    (267.1)     (301.5)
  Common dividend payments                           (228.2)     (222.5)
  Other                                                (5.5)      (10.6)
Net cash flows (to) financing
 activities                                           (15.8)     (209.8)

                     DOMINION RESOURCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (CONTINUED)


                                                        Six Months Ended
                                                             June 30,
                                                        1996        1995
                                                            (Millions)

Cash flows (used in) investing activities:
   Capital expenditures-(excluding
    AFC-other funds)                              $(233.2)        $(308.9)
   Investments in marketable securities              19.1            (8.7)
   Sale of accounts receivable                                       40.0
   Sale of trust units                                               16.4
  Other                                            (114.4)         (109.3)

Net cash flows (used in) investing activities      (328.5)         (370.5)

Decrease in cash and  cash equivalents               (6.9)          (77.1)
Cash and cash equivalents at beginning of
 period                                              66.7           146.7
Cash and cash equivalents at end of period        $  59.8         $  69.6


Supplementary cash flows information:

  Cash paid during the period for:

  Interest (net of interest capitalized)          $ 205.1         $ 186.7
  Income taxes                                      100.8            70.8

Non-cash transactions from investing and financing activities:

  Exchange of long-term marketable securities      $  4.3          $  9.8



The accompanying notes are an integral part of the Consolidated
Financial Statements.

                    DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Dominion Resources, Inc. (Dominion Resources) is a holding company head-quartered in Richmond, Virginia. Its primary business is Virginia
    Electric and Power Company (Virginia Power), which is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and north-eastern North Carolina. It sells electricity to retail customers (including government agencies) and to wholesale customers such as rural electric cooperatives and municipalities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for 80 percent of its population.

   Dominion Resources also operates business subsidiaries active in independent power production; the acquisition and sale of natural gas reserves; in financial services; and in real estate. Some of the independent power and natural gas projects are located in foreign countries. Net assets of approximately $225 million are involved in independent power production operations in Latin America.

   In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1996, the results of operations for the six-month periods ended June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995.

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

(b) Common Stock

   At June 30, 1996 there were 300,000,000 shares of common stock authorized of which 177,893,895 were issued and outstanding. Common shareholders' equity at June 30, 1996 also includes $18.9 million for amounts received under the Stock Purchase Plan for Customers of Virginia Power and the Automatic Dividend Reinvestment and Stock Purchase Plan for which shares have not yet been issued. Common shares issued during the referenced periods were as follows:

                    DOMINION RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

                                    Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                      1996       1995      1996       1995
   Automatic Dividend
    Reinvestment and
    Stock Purchase Plan              727,704   728,349  1,418,180  1,374,347
  Customer Stock Purchase Plan             0         0          0          0
  Employee Savings Plan              122,656         0    123,265          0
  Stock Repurchase and Retirement          0         0   (136,800)  (377,000)
  Other                                  (15)      242     75,140     32,823
  Total Shares                       850,345   728,591  1,479,785  1,030,170

(c) Long-Term Incentive Plan

   On February 19, 1996, the Organization and Compensation Committee of the Board of Directors of Dominion Resources awarded participants 47,556 shares of restricted common stock at an award price of $42.375 per share. The Stock has a three-year vested period.

   On February 23, 1996, the Organization and Compensation Committee of the Board of Directors awarded participants 24,728 shares of restricted common stock at an award price of $42.125 per share. The Stock has a three-year vested period.

   For the six-month period ending June 30, 1996, 12,422 shares were issued. As of June 30, 1996, options from 10,813 shares were exercisable from previous awards.

(d) Preferred Stock - Virginia Power

   As of June 30, 1996, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

(e) Provision for Federal Income Taxes

   Total Federal income tax expense differs from the amount computed by applying the statutory Federal income tax rate to pre-tax income for the following reasons:

                     DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

                                   Three Months Ended  Six Months Ended
                                        June 30,            June 30,
                                   1996        1995    1996        1995
                                               (Millions)
 Computation of Provision
  for Federal Income Tax:
   Pre-tax income                 $138.5      $107.3   $358.8    $259.2
   Tax at statutory federal
    income tax rate of 35%
    applied to pre-tax income     $ 48.5      $ 37.5   $125.6    $ 90.7
   Changes in federal income
    taxes resulting from:
   Preferred dividends
    of Virginia Power                3.1         4.1      6.2      8.2
   Nonconventional fuel credit      (6.6)       (6.4)   (13.2)   (13.7)
   Ratable amortization of
    investment tax credits          (4.2)       (4.2)    (8.5)    (8.5)
   Other, net                        3.5        (1.8)     4.3     (4.1)
   Provision for Federal
   Income Tax Expense             $ 44.3      $ 29.2   $114.4   $ 72.6

   Effective Tax Rate               32.0%       27.2%    31.9%    28.0%

(f) Contingencies
   Virginia Power

   Nuclear Insurance

   The Price-Anderson Act limits the total public liability of owners of nuclear power plants to $8.9 billion for a single nuclear incident. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power). For additional information, see Note P to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   Site Remediation

   With respect to the two Superfund sites located in Kentucky and Pennsylvania discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, under Note P to CONSOLIDATED FINANCIAL STATEMENTS, the estimate for future remediation costs has now been revised to fall within a range of $61.5 million to $72.5 million. Virginia Power's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5 million, based upon allocation formulas and the volume of waste shipped to the sites. As of June 30, 1996, Virginia Power accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it is probable that the PRPs will fully pay the costs apportioned to them.



                    DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)


   Nonutility Subsidiaries:

   Dominion Energy

   Dominion Cogen, Inc., is a wholly owned subsidiary of Dominion Energy with an investment interest in the Clear Lake cogeneration plant near Houston, Texas. Under terms of the investment agreement, Dominion Resources must provide contingent equity support to Dominion Energy. While management believes that the possibility of such support is remote, Dominion Resources could be required to insure that Dominion Energy has sufficient funds to meet its guarantee of $55.5 million.

   Dominion Energy has general partnership interests in certain of its energy ventures. Accordingly, Dominion Energy may be called upon to fund future operation of these investments to the extent operating cash flow is insufficient.

   Dominion Capital

   On May 13, 1996, Dominion Mortgage Services, Inc. (Dominion Mortgage) a wholly-owned subsidiary of Dominion Capital purchased from Resource Mortgage Capital, Inc. (Resource Mortgage) certain assets in exchange for a $47.5 million promissory note (the Note). To secure the obligations of Dominion Mortgage under the Note, Dominion Resources guarantees to Resource Mortgage the payment of all amounts due by Dominion Mortgage to Resource Mortgage.

   As of June 30, 1996, Saxon Mortgage, Inc., an indirect wholly-owned subsidiary of Dominion Capital, has entered into commitments of approximately $116 million to fund single-family mortgages. The commitments for single-family mortgages have original terms of not more than 60 days.

(g)  Lines of Credit

   Dominion Resources and its subsidiaries have lines of credit and revolving credit agreements that provide for maximum borrowings of $1,485.8 million. At June 30, 1996, $145.9 million had been borrowed under such agreements. In addition, these credit agreements supported $262.1 million of Dominion Resources' commercial paper and $384.8 million of nonrecourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at June 30, 1996. A total of $352.1 million of the commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

                    DOMINION RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

(h)  Investments

   Investments at June 30, 1996 and December 31, 1995 are as follows:

                                              June 30,       December 31,
                                                1996             1995
                                                     (Millions)

  Investments in affiliates                  $   431.3        $ 436.2
  Available-for-sale securities                  262.6          285.5
  Nuclear decommissioning trust funds            386.7          351.4
  Investments in real estate                     126.3          133.0
  Other                                          237.2          236.6
                                              $1,444.1       $1,442.7

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

(j) Restructuring Charges

 In March 1995, Virginia Power announced the implementation phase of its Vision 2000 program. For additional information, see Note O to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Restructuring charges of $19.3 million and $24.7 million for the three months and six months, respectively, ended June 30, 1996, included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs incurred directly as a result of the Vision 2000 initiatives. The Vision 2000 review of operations is expected to continue through 1996 and additional costs will be incurred. At this time, Virginia Power management cannot estimate the additional restructuring costs yet to be incurred.

 In May 1995, Virginia Power established comprehensive involuntary severance packages for employees who lose their positions as a result of these initiatives. Through June 30, 1996, management had decided to eliminate 1,195 positions. The recognition of severance costs resulted in a charge to operations in the first and second quarter of $3.2 million and $10.6 million, respectively. At June 30, 1996, 995 employees have been terminated and severance payments totaling $28.3 million have been made. Virginia Power estimates that these staffing reductions will result in annual savings, net of outsourcing costs, in the range of $55 million to $65

                    DOMINION RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)


 million. These savings will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

(k) Acquisitions

 For more information on acquisitions, see PART II, Item 5. Other
 Information, The Company.

                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Dominion Resources - Consolidated

 Financial Condition

 Earnings Per Share

                               Three Months Ended      Six Months Ended
                                     June 30,                June 30,
                                1996         1995       1996        1995

 Virginia Power                $0.49        $0.38      $1.31          $0.98
 Nonutility                      .04          .07        .07            .10

 Consolidated                  $0.53        $0.45      $1.38          $1.08

 Virginia Power's earnings were up 11 cents and 33 cents for the three months ended and six months ended June 30, 1996, respectively, when compared to the same periods for 1995. The increases in earnings are primarily due to the colder weather experienced in the first quarter of 1996 and the warmer weather encountered in the second quarter of 1996.

 Dominion Resources non-utility subsidiaries earnings decreased by 3 cents for the three month and six month periods when compared to the same periods for 1995. The decreases were due to the gain on the sale of the remaining Black Warrior Trust units in June 1995.

 Dividends

 On July 18, 1996, the board of directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable September 20, to holders of record at the close of business August 30, 1996.

 Financing Activities

 Common Stock Issuance

 Dominion Resources issued 1,479,785 net shares of common stock primarily through its Automatic Dividend Reinvestment and Stock Purchase Plan including the repurchase of 136,800 shares on the open market (see Note (b) to the Notes to the CONSOLIDATED FINANCIAL STATEMENTS) during the six-month period ended June 30, 1996.

 The proceeds from issuance of common stock are invested on a short-term basis by Dominion Resources and ultimately utilized to provide equity capital to its subsidiaries generally within the same calendar year as the issuance of the common stock.

                     DOMINION RESOURCES, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)

Virginia Power

 Liquidity and Capital Resources

 Cash Flows From Operations

 Internal generation of cash during the first six months of 1996 provided 155% of funds required for Virginia Power's capital requirements compared to 84% during the first six months of 1995.

 With the completion of the Clover Power Station, Virginia Power is in a period in which internal cash generation should exceed construction expenditures.

 As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the six-month period ended June 30, 1996 increased $71.3 million as compared to the six-month period ended June 30, 1995 primarily as a result of the colder and warmer weather experienced in the first six months of 1996.

 Cash Flows (To) Financing Activities

 Cash from (to) financing activities was as follows:

                                              Six Months Ended June 30,
                                                 1996              1995
                                                      (Millions)
 Mortgage bonds                                                  $ 200.0
 Medium-term notes                                                  40.0
 Issuance of short-term debt, net               $125.1              39.5
 Issuance of tax exempt securities                24.5
 Repayment of long-term debt
  and preferred stock                           (220.9)           (246.6)
 Dividends                                      (209.5)           (219.3)
 Other                                            (3.7)             (4.7)
 Total                                         $(284.5)           $(191.1)

 Financing activities for the first six months of 1996 resulted in a net cash outflow of $284.5 million.

 During the first quarter of 1996, $34.4 million of Medium-Term Notes matured. In addition, Virginia Power issued $24.5 million of variable rate solid waste disposal securities to refund $24.5 million of securities assumed in its acquisition of the North Branch Power Station.

 In the second quarter of 1996, $162 million of Medium-Term Notes matured.

 Virginia Power increased its commercial paper program limit to $500 million in June 1996 with the execution of a $300 million and a $200 million revolving credit facility, that replaced existing liquidity support.

 As of June 30, 1996, $294.1 million was outstanding under Virginia Power's commercial paper program, which is an increase of $125.1 million from the

                     DOMINION RESOURCES, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)


   December 31, 1995 outstanding balance. The proceeds from the sale of commercial paper were used primarily to replace mandatory debt maturities and for other capital requirements.

   Cash Flows (Used In) Investing Activities

   Cash from (used in) investing activities was as follows:

                                             Six Months Ended June 30,
                                               1996           1995
                                                    (Millions)

   Utility plant expenditures                $(157.6)       $(283.2)
   Nuclear fuel                                (57.6)         (16.9)
   Nuclear decommissioning
    contributions                              (18.1)         (12.3)
   Sale of accounts receivable                                 40.0
   Purchase of subsidiary assets               (14.6)
   Other                                        (7.2)          (8.8)
     Total                                   $(255.1)       $(281.2)

 Investing activities for the first six months of 1996 resulted in a net cash outflow of $255.1 million primarily due to $157.6 million of construction expenditures and $57.6 million of nuclear fuel expenditures. Of the construction expenditures, approximately $107.5 million was spent on transmission and distribution projects, and $29.6 million on power production.

   Results of Operations

 Balance available for Common Stock increased by $21.5 million and $62 million for the three months and six months, respectively, ended June 30, 1996, as compared to the same periods in 1995, primarily as a result of the colder and warmer weather experienced in the first six months of 1996.

                     DOMINION RESOURCES, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)

   Operating Revenues

   Operating revenues changed primarily due to the following:

                                Three Months Ended  Six Months Ended
                                    June 30,             June 30,
                                  1996 vs. 1995      1996 vs. 1995
                                            (Millions)
     Weather                          $28.3               $113.6
     Customer growth                    8.4                18.5
     Change in base revenues           (7.4)              (12.7)
     Fuel cost recovery               (16.1)              (39.9)
     Other, net                        20.1                12.0
        Total retail                   33.3                91.5
     Sales for resale                  19.7                43.4
     Other operating revenues           5.0                11.6
        Total revenues               $ 58.0              $146.5

        Customer kilowatt-hour sales changed as follows:

                                   Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                     1996 vs. 1995          1996 vs.1995
              Residential               12.2%                  14.4%
              Commercial                 6.0                    7.4
              Industrial                 0.6                    0.1
              Public authorities         3.3                    4.4
              Total retail sales         6.5                    8.2
              Resale                    62.3                   56.9
              Total sales               12.0                   13.4

    Heating and cooling degree days during the second quarter were as follows:

                                    1996           1995              Normal
       Heating degree days           374            281               311
       Percentage change
          compared to prior year     33.1            18.6
       Cooling degree days          468             428               436
       Percentage change
          compared to prior year      9.3           (24.5)

 Heating and cooling degree days during the first six months were as follows:

                                   1996           1995           Normal
       Heating degree days        2,708           2,204           2,361
       Percentage change
          compared to prior year     22.9           (9.9)

       Cooling degree days          468            428              443
       Percentage change
          compared to prior year      9.3         (24.9)

                     DOMINION RESOURCES, INC.
          ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)

 The increase in kilowatt-hour retail sales for the three- and six-month periods ended June 30, 1996, as compared to the same periods in 1995, reflects the colder and warmer weather experienced in 1996.

 The increase in sales for resale for the three- and six-month periods ended June 30, 1996, as compared to the same periods in 1995, was primarily due to colder and warmer weather experienced by other utilities in surrounding regions and increased marketing efforts by Virginia Power.

    Fuel, net

 Fuel, net decreased for the three-month period ended June 30, 1996, as compared to the same period in 1995, primarily as a result of a higher recovery of fuel expenses subject to deferral accounting in 1995.

    Restructuring

 As part of the Vision 2000 programs (see Note (i) to CONSOLIDATED FINANCIAL STATEMENTS), Virginia Power recorded $24.7 million and $5.3 million of restructuring charges in the first six months of 1996 and 1995, respectively. Restructuring charges included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs. Virginia Power estimates that the staffing reductions, including those reported during 1995, will result in annual savings, net of outsourcing costs, in the range of $55 million to $65 million. Virginia Power will incur additional restructuring charges in 1996; however, the amount of restructuring charges yet to be incurred is not known at this time.

 Furthermore, because Virginia Power's review of its operations has not been completed, the amount of savings ultimately to be realized cannot be estimated at this time. When realized, the savings will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

    Operation - Other and Maintenance

 Operation - other and maintenance expenses decreased for the three- and six-month periods ended June 30, 1996, as compared to the same period in 1995, primarily as a result of decreased production plant outage costs due to fewer outages and restructuring savings due to implemented Vision 2000 initiatives, partially offset by an increase in transmission and distribution service restoration costs resulting from multiple storm damage and the expenses associated with A&C Enercom, Inc., a wholly owned subsidiary of Virginia Power formed in January 1996.

    Income Taxes

 Income taxes increased for the three- and six-month periods ended June 30, 1996, as compared to the same period in 1995, primarily as a result of increased income subject to tax.

                    DOMINION RESOURCES, INC.
          ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)

Future Issues

    Competition

 On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued final rules on open access transmission service, stranded costs, standards of conduct and open access same-time information systems (OASIS). On July 9, 1996, Virginia Power filed an open access transmission service tariff in compliance with FERC's Order No. 888, Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities.
 Utilities must also take service under their own tariffs for wholesale power sales. The rule provides for stranded cost recovery from departing customers. Utilities must participate in an OASIS by November 1, 1996, and comply with standards of conduct that require separation of transmission operations/reliability functions from wholesale merchant/marketing functions. FERC also issued a notice of proposed rulemaking (NOPR) proposing replacement of open access tariffs with a capacity reservation tariff by December 31, 1997.

    Other

 Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to regulatory, economic, competitive, governmental and technological factors affecting Dominion Resources' operations, rates, markets, products, services and prices, and other factors discussed herein and in Dominion Resources' other filings with the Securities and Exchange Commission.

Dominion Resources and its Nonutility Subsidiaries

    Liquidity and Capital Resources

 During the first six months of 1996, Dominion Resources' nonutility subsidiaries expended $68.5 million on capital requirements. Estimated capital requirements for 1996 are $144.4 million.

    Results of Operations

 Nonutility revenues and income decreased for the three-month and six-month periods ended June 30, 1996, as compared to the same periods in 1995, primarily due to the gain on the sale of the remaining Black Warrior Trust units in June 1995.

Commitments and Contingencies

 For additional information on commitment and contingencies, see Note (f) to CONSOLIDATED FINANCIAL STATEMENTS.
                     DOMINION RESOURCES, INC.
                   PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

 In reference to the proceeding before the Virginia State Corporation Commission (Virginia Commission) into the holding company structure and the relationship between Dominion Resources and Virginia Power, on May 24, 1996, the Virginia Commission issued an order directing Virginia Power to (i) adopt conflict-of-interest standards for its board of directors and to report quarterly to the Commission on its progress, (ii) file an independent certified annual audit of affiliate transactions with its Annual Report of Affiliate Transactions and
 (iii) examine with the Staff at the Commission the extent to which Virginia Power is paying for duplicate executive services from Dominion Resources, if any, in the upcoming Annual Informational Filing with the Commission. The Virginia Commission continued the proceeding to July 12, 1997 to allow the Commission and its Staff to continue to monitor the corporate governance, operation efficiency and effectiveness of Virginia Power and Dominion Resources and to evaluate what further recommendations of the Staff, if any, be implemented. In a related matter the consent order entered into between Dominion Resources and Virginia Power on February 20, 1995 expired according to its terms on July 2, 1996.

    Virginia Power

 With regard to the civil action filed December 13, 1995 in the United States District Court for the Eastern District of Virginia. Norfolk Division, against the City of Norfolk and Virginia Power by a landowner alleging contamination of his property by toxic pollutants originating on an adjacent property now owned by the city and formerly owned by Virginia Power, on August 7, 1996, the Court entered an order dismissing with prejudice the federal law claim, and dismissing the state law claims without prejudice for the plaintiff to file in state court on the state law claims.

Item 5. Other Information

    The Company

 In reference to the purchase of the Kincaid Power Station by Kincaid Generation, L.L.C. (LLC), a subsidiary of Dominion Energy, Inc. (Dominion Energy), on July 26, 1996, the International Brotherhood of Electrical Workers, AFL-CIO, Local Union 15, (IBEW) filed a complaint against Commonwealth Edison Company (ComEd), LLC and the Illinois Commerce Commission (the ICC) requesting injunctive relief to prevent ComEd and LLC from proceeding with their petition
 before the ICC for approval of LLC's acquisition of the power station.   IBEW
 claims that the asset sale agreement relating to such acquisition is in violation of an Illinois statute concerning collective bargaining agreements because such agreement does not state that LLC will be subject to the current collective bargaining agreement between ComEd and IBEW. The closing under the asset sale agreement is subject to various regulatory approvals and other conditions, including the consent of the ICC.

 Dominion Energy acquired a 60-percent ownership and management interest for approximately $228 million in Empresa de Generation Electrica NorPeru, S.A. (EGENOR). Dominion Energy expects to sell 50% of its ownership interest in the EGENOR project to a third party by the end of August, 1996. EGENOR is a generation company providing power in Peru's northern region. Government-owned ElectroPeru, S.A., will retain a 40-percent interest in EGENOR.

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)


    As previously reported, Dominion Capital, Inc. through its wholly-owned subsidiary, Dominion Mortgage Services, Inc., acquired on May 13, 1996, Resource Mortgage Capital Inc's single-family mortgage operations for an aggregate purchase price of approximately $68 million.

Virginia Power

    Regulation

    General

 The Commission Staff issued its Report on July 31, 1996. The Report contained 14 recommendations, including continued monitoring of wholesale and retail competition in the industry, increased monitoring of service quality, preservation of state jurisdiction over retail service, improved price signals, further study of stranded cost recovery, and increased efforts to renegotiate non-utility generation contracts. Written comments on the Report are due September 16, 1996.

 In reference to the North Carolina Utilities Commission (NCUC) informal information gathering proceeding into the question of whether retail competition should be allowed in North Carolina, on May 7, 1996, the NCUC postponed indefinitely the time for filing comments in this matter. On May 15, 1996, the NCUC issued an order initiating an investigation of emerging issues in the restructuring of the electric industry. As ordered, Virginia Power filed comments on July 16, 1996. Reply comments from the NCUC are due August 15, 1996.

 Rates

 FERC

 On July 9, 1996, Virginia Power filed an open access transmission service tariff in compliance with FERC's Order No. 888, Promotion Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities. For additional information, see Future Issues - Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 On May 14, 1996, the Department of the Navy, on behalf of the Department of Defense (DOD), filed a Petition requesting FERC to declare DOD a "wholesale customer" within Virginia. As an alternative, the Navy requested FERC to order Virginia Power to wheel power to DOD installations in Virginia. An agreement was subsequently reached in principle for a new power supply contract. On June 24, 1996, the Navy moved to withdraw its Petition, stating that the concerns expressed in the Petition had been resolved.

 On July 15, 1996, three power marketers filed a protest with DOD challenging the sole source negotiation and impending sole source contract with Virginia
 Power and requesting that the Navy withhold contract award until resolution of the protest.  Virginia Power has not yet responded to the protest, but takes the position that procurement of electricity from other than Virginia Power in
 Virginia Power's exclusive territory would violate both state and federal law.

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)

   Virginia

 On May 29, 1996, Virginia Power filed an Application with the Virginia Commission seeking authority to implement a monitoring program that requires certain Non-Utility Generators to provide certain information sufficient to determine continued compliance with the "Qualifying Facility" (QF) requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA). On June 13, 1996, the Virginia Commission ordered that the application be docketed and that any interested party file its responsive memorandum on or before August 16, 1996.

 On June 7, 1996, Virginia Power filed an application with the Virginia Commission to purchase a gas-fired combined cycle generator from Richmond Power Enterprise, L.P. (RPE) and to enter into a purchased power contract with RPE and Enron Power Marketing, Inc. (EPMI) without competitive bidding. If approved, Virginia Power will purchase the generator and the power purchase and operating agreement (PPOA) will be amended to reduce capacity payments, shorten the term of the agreement and provide for sales of capacity and energy by RPE's assignee, EPMI, to Virginia Power from sources outside Virginia Power's service territory rather than from the generator. Virginia Power estimates this arrangement will result in a savings of $63 million over the life of the existing PPOA. The Staff will file its report or testimony by September 4, 1996.

 On July 24, 1996, the Virginia Commission authorized expansion of the Real Time Pricing Schedule to include commercial and industrial customers with loads over 5 Mw. This option was previously available only to industrial customers with loads in excess of 10 Mw.

Item 6. Exhibits and Reports on Form 8-K

  (a) 11- Statement re: computation of per share earnings (included in this Form 10-Q on page 4)

      27- Financial Data Schedule (filed herewith)

 (b)  Report on Form 8-K
      None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DOMINION RESOURCES, INC.
                                                          Registrant

                                                  BY  /s/JAMES L. TRUEHEART
                                                         James L. Trueheart
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

August 12, 1996