Form 10-Q
period 1996-09-30
DOMINION RESOURCES INC /VA/
filed 1996-11-13
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

  Yes   X                No _____

At October 31, 1996, the latest practicable date for determination, 180,172,971 shares of common stock, without par value, of the registrant were outstanding.

                     DOMINION RESOURCES, INC.

                              INDEX


                                                          Page
                                                          Number

                  PART I.  Financial Information

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Income - Three            3
            and Nine Months Ended September 30, 1996
            and 1995

          Consolidated Balance Sheets - September 30, 1996   4-5
                 and December 31, 1995

          Consolidated Statements of Cash Flows              6-7
              Nine Months Ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements       8-13

Item 2.   Management's Discussion and Analysis            14-20


                   PART II.  Other Information


Item 1.   Legal Proceedings                                   22

Item 5.   Other Information                                22-26

Item 6.   Exhibits and Reports on Form 8-K                    26

                     DOMINION RESOURCES, INC.
                  PART I.  FINANCIAL INFORMATION
            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
                                   Three Months Ended     Nine Months Ended
                                      September 30,        September 30,
                                     1996        1995     1996        1995
  Millions, except per share amounts
Operating revenues and income:
Electric                         $1,177.1     $1,276.6   $3,371.0   $3,324.0
Nonutility                          109.6         68.4      276.0      193.1
                                  1,286.7      1,345.0    3,647.0    3,517.1
Operating expenses:
Fuel, net                           256.6        289.3      745.4      769.8
Purchased power capacity, net       178.9        187.5      539.0      518.2
Other operations                    200.4        168.2      556.1      507.9
Maintenance                          67.1         62.1      187.0      202.6
Restructuring                         4.5         30.6       29.2       36.6
Depreciation and
  amortization                      155.6        136.6      456.7      407.2
Other taxes                          71.9         72.0      217.3      207.0
                                    935.0        946.3    2,730.7    2,649.3
Operating Income                    351.7        398.7      916.3      867.8

Other income                          1.9          3.9        8.4        8.7

Income before fixed charges
 and Federal income taxes           353.6        402.6      924.7      876.5

Fixed charges:
Interest charges, net               102.6         96.0      293.5      287.4
Preferred dividends of
 Virginia Power                       8.9         11.5       26.7       34.9
Preferred distribution of
 Virginia Power affiliate, net        1.7         ____        5.3      _____
                                    113.2        107.5      325.5      322.3

Income before provision for
 Federal income taxes               240.4        295.1      599.2      554.2

Provision for Federal income
 taxes                               78.2         97.2      192.6      169.7

Net income                       $  162.2      $ 197.9   $  406.6   $  384.5

Average Common Stock                178.8        174.3      177.6      173.2

Earnings per common share            $0.91        $1.14      $2.29      $2.22

Dividends paid per common
 share                               $0.645       $0.645     $1.935     $1.935

_________________
The accompanying notes are an integral part of the Consolidated Financial Statements.


                      DOMINION RESOURCES, INC.
                     CONSOLIDATED BALANCE SHEETS
                              ASSETS
                            (UNAUDITED)

                                              September 30,  December 31,
                                                   1996          1995*
                                                       (Millions)

Current assets:

  Cash and cash equivalents                     $   56.0    $    66.7
  Trading securities                                23.2         10.8
  Customer accounts receivable, net                366.0        362.6
  Other accounts receivable                        125.2        104.2
  Accrued unbilled revenues                        154.2        179.5
Accrued taxes                                       20.4         17.2
  Materials and supplies:
    Plant and general                              148.9        160.2
    Fossil fuel                                     70.6         71.2
  Mortgage loans in warehouse                      228.1
  Other                                            162.4        124.3
                                                 1,355.0      1,096.7

Investments                                      1,487.5      1,442.7

Property, plant and equipment                   16,763.0     15,977.4
  Less accumulated depreciation
    and amortization                             6,230.1      5,655.1
                                                10,532.9     10,322.3
Deferred charges and other assets:
  Regulatory assets                                688.9        816.4
  Other                                            431.4        225.2
                                                 1,120.3      1,041.6

Total assets                                   $14,495.7    $13,903.3




The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1995 has been taken from the audited Consolidated Financial Statements at that date.

                      DOMINION RESOURCES, INC.
                     CONSOLIDATED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (UNAUDITED)

                                             September 30,   December 31,
                                                  1996           1995*
                                                      (Millions)
Current liabilities:
  Securities due within one year              $   394.4      $   420.8
  Short-term debt                                 193.9          236.6
  Accounts payable, trade                         351.7          336.7
  Accrued payroll                                  98.2           77.7
  Accrued interest                                102.7          110.5
  Accrued taxes                                    81.5           24.3
  Severance costs accrued                          24.7           42.5
  Other                                           134.8          145.1
                                                1,381.9        1,394.2
Long-term debt:
  Utility                                       3,581.1        3,889.4
  Nonrecourse - nonutility                      1,067.7          523.5
  Other                                           271.5          199.0
                                                4,920.3        4,611.9
Deferred credits and other liabilities:
  Deferred income taxes                         1,711.0        1,661.1
  Investment tax credits                          259.5          272.2
  Deferred fuel expenses                           11.8           57.7
  Other                                           477.7          340.2
                                                2,460.0        2,331.2
Total liabilities                               8,762.2        8,337.3
  Virginia Power obligated mandatorily
   redeemable preferred securities
   of subsidiary trust**                          135.0          135.0
Preferred stock:
  Virginia Power stock subject to
   mandatory redemption                           180.0          180.0
  Virginia Power stock not subject to
   mandatory redemption                           509.0          509.0
Common shareholders' equity:
  Common stock - no par                         3,412.7        3,303.5
  Retained earnings                             1,487.8        1,427.6
  Allowance on available-for-sale
   securities                                      (8.1)          (6.7)
  Other                                            17.1           17.6
                                                4,909.5        4,742.0
Total liabilities & shareholders'
  equity                                      $14,495.7      $13,903.3


The accompanying notes are an integral part of the Consolidated
Financial Statements.

* The Balance Sheet at December 31, 1995 has been taken from the audited Consolidated Financial Statements at that date.

** As described in Note (I) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitutes 100% of the Trust's assets.

                      DOMINION RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                      Nine Months Ended
                                                        September 30,
                                                      1996          1995
                                                          (Millions)

Cash flows from (used in) operating activities:
  Net income                                          $ 406.6      $ 384.5
  Adjustments to reconcile net income to
   net cash:
    Depreciation, depletion, and amortization           521.1        467.7
    Deferred income taxes                                60.4         33.1
    Investment tax credits, net                         (12.8)       (12.7)
    Allowance for other funds used
     during construction                                 (2.6)        (5.4)
    Deferred fuel expenses                              (45.9)         3.4
    Deferred capacity expenses                           14.8         10.1
    Non-cash return on terminated
     construction projects                               (5.0)        (6.5)
    Changes in assets and liabilities:
     Accounts receivable                                 (7.1)       (90.2)
     Accrued unbilled revenues                           25.7         16.9
     Materials and supplies                              12.0         43.9
     Accounts payable, trade                              7.6        (26.4)
     Accrued interest and taxes                          56.9        130.5
     Mortgage loans in warehouse                       (228.1)
     Other changes                                      (94.5)        19.1

Net cash flows from operating activities                709.1        968.0


Cash flows from (used in) financing activities:
  Issuance of common stock                              122.9         119.1
  Issuance of long-term debt:
    Utility                                              24.5         240.0
    Nonrecourse-nonutility                              552.3         109.7
  Preferred securities of subsidiary trust                            135.0
  Repayment of short-term debt, net                     (41.9)        (68.7)
  Repayment of long-term debt and
   preferred stock                                     (283.0)       (226.1)
  Common dividend payments                             (343.8)       (335.3)
  Other                                                 (19.5)         27.2

 Net cash flows from financing activities                11.5           0.9

                      DOMINION RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                            (CONTINUED)

                                                      Nine Months Ended
                                                         September 30,
                                                      1996         1995
                                                         (Millions)

Cash flows from (used in) investing activities:
   Capital expenditures-(excluding
    AFC-other funds)                                $(511.4)      $(552.8)
   Investments in marketable securities                (8.1)        (15.4)
   Sale of accounts receivable                                     (110.0)
   Sale of trust units                                               16.4
   Other                                             (211.8)       (157.2)

Net cash flows used in investing
   activities                                        (731.3)       (819.0)

Increase (decrease) in cash and
   cash equivalents                                   (10.7)        149.9
Cash and cash equivalents at beginning
   of period                                           66.7         146.7
Cash and cash equivalents at end of
   period                                           $  56.0       $ 296.6


Supplementary cash flows information:

   Cash paid during the period for:

   Interest (net of interest capitalized)           $ 227.1       $ 282.7
   Income taxes                                       122.6          71.0

   Non-cash transactions from investing
    and financing activities:

   Exchange of available-for-sale
    securities                                       $  4.3      $   12.3



___________________

The accompanying notes are an integral part of the Consolidated Financial Statements.
                     DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a) Dominion Resources, Inc. (Dominion Resources) is a holding company headquartered in Richmond, Virginia. Its primary business is Virginia Electric and Power Company (Virginia Power), which is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and northeastern North Carolina. It sells electricity to retail customers (including government agencies) and to wholesale customers such as rural electric cooperatives and municipalities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for 80 percent of its population.

   Dominion Resources also operates business subsidiaries active in independent power production; the acquisition and sale of natural gas reserves; financial services; and real estate. Some of the independent power and natural gas projects are located in foreign countries. Net assets of approximately $430 million are involved in independent power production operations in Latin America.

   In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1996, the results of operations for the nine-month periods ended September 30, 1996 and 1995, and cash flows for the nine-month periods ended September 30, 1996 and 1995.

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

(b)     Common Stock

   At September 30, 1996, there were 300,000,000 shares of common stock authorized of which 180,003,958 were issued and outstanding.

                     DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

Common shares issued during the referenced periods were as follows:

                             Three Months Ended  Nine Months Ended
                                 September 30,      September 30,
                             1996       1995     1996           1995
Automatic Dividend
 Reinvestment and
 Stock Purchase Plan                  815,185  1,418,180    2,189,532
Dominion Direct Investment
 Plan                       894,936              894,936
Customer Stock Purchase
 Plan                     1,046,027 1,371,765  1,046,027    1,371,765
Employee Savings Plan       168,602    92,363    291,867       92,363
Stock Repurchase and
 Retirement                          (308,500)  (136,800)    (685,500)
Other                           498   209,027     75,638      241,850

Total Shares              2,110,063 2,179,840  3,589,848    3,210,010


On July 8, 1996, Dominion Resources established the Dominion Direct Investment plan. The Dominion Direct Investment plan continues and expands the Dominion Resource Automatic Dividend Reinvestment and Stock Purchase Plan.

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

   For the nine-month period ending September 30, 1996, 13,195 shares were issued. As of September 30, 1996, options from 10,813 shares were exercisable from previous awards.

(d) Preferred Stock - Virginia Power

   As of September 30, 1996, there were 1,800,000 and 5,940,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

                     DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

(e) Provision for Federal Income Taxes

   Total Federal income tax expense differs from the amount computed by applying the statutory Federal income tax rate to pre-tax income for the following reasons:
                                 Three Months Ended   Nine Months Ended
                                     September 30,      September 30,
                                 1996        1995     1996        1995
                                             (Millions)
     Computation of Provision
      for Federal Income Tax:
     Pre-tax income              $240.4     $295.1   $599.2       $554.2
     Tax at statutory federal
      income tax rate of 35%
      applied to pre-tax income    84.1      103.3    209.7        194.0

     Changes in federal income
      taxes resulting from:
     Preferred dividends
      of Virginia Power             3.1        4.0      9.3         12.2
     Nonconventional fuel credit   (7.0)      (6.4)   (20.2)       (20.1)
     Ratable amortization of
      investment tax credits       (4.2)      (4.2)   (12.7)       (12.7)
     Other, net                     2.2        0.5      6.5         (3.7)
     Provision for Federal
      Income Taxes               $ 78.2     $ 97.2   $192.6       $169.7

     Effective Tax Rate            32.5%      32.9%    32.1%        30.6%

(f)  Contingencies
     Virginia Power

   Nuclear Insurance

   The Price-Anderson Act limits the public liability of an owner of nuclear power plants to $8.9 billion for a single nuclear incident. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power). For additional information, see Note P to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   Site Remediation
   With respect to the two Superfund sites located in Kentucky and Pennsylvania discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, under Note P to CONSOLIDATED FINANCIAL STATEMENTS, the estimate for future remediation costs has now been revised to fall within a range of $61.5 million to $72.5 million. Virginia Power's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5

                     DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

   million, based upon allocation formulas and the volume of waste shipped to the sites. As of September 30, 1996, Virginia Power accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

   Dominion Energy

   Dominion Cogen, Inc., is a wholly owned subsidiary of Dominion Energy with an investment interest in Clear Lake cogeneration plant near Houston, Texas. Under terms of the investment agreement, Dominion Resources must provide contingent equity support to Dominion Energy. While management believes that the possibility of such support is remote, Dominion Resources could be required to insure that Dominion Energy has sufficient funds to meet its guarantee of $59.1 million.

   Dominion Energy has guaranteed to fund up to $19.3 million and $3.5 million for project cost overruns and debt payments, respectively, for Belize Electric Company Limited, a 95% owned subsidiary of Dominion Energy. The project cost overrun guarantee remains in place through the project completion date as defined in the financing agreements. The debt payment guarantee remains in place until the entire debt has been repaid. Management currently believes that Dominion Energy will incur no obligation with respect to these guarantees.

   Dominion Energy has general partnership interests in certain of its energy ventures. Accordingly, Dominion Energy may be called upon to fund future operation of these investments to the extent operating cash flow is insufficient.

   Dominion Capital

   On May 13, 1996, Dominion Mortgage Services, Inc. (Dominion Mortgage) a wholly-owned subsidiary of Dominion Capital agreed to purchase from Resource Mortgage Capital, Inc. (Resource Mortgage) certain assets in exchange for a $47.5 million promissory note (the Note). To secure the obligations of Dominion Mortgage under the Note, Dominion Resources guarantees to Resource Mortgage the payment of all amounts due by Dominion Mortgage to Resource Mortgage.

   As of September 30, 1996, Saxon Mortgage, Inc. a wholly-owned subsidiary of Dominion Capital has entered into commitments of approximately $144.4 million to fund single and multi-family mortgages. The commitments for single-family and multi-family mortgages have original terms of not more than 60 days and two years, respectively.

(g)  Lines of Credit

   Dominion Resources and its subsidiaries have lines of credit agreements that provide for maximum borrowings of $1,482.8 million.  At September 30, 1996,
   $371.9 million had been borrowed under such agreements.  In addition, these

                     DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

   credit agreements supported $297.7 million of Dominion Resources' commercial paper and $227.0 million of nonrecourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at September 30, 1996. A total of $362.4 million of the commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

(h)  Investments

   Investments at September 30, 1996 and December 31, 1995 are as follows:
                                                September 30,  December 31,
                                                     1996         1995
                                                         (Millions)
  Investments in affiliates                      $   447.7         $ 436.2
  Available-for-sale securities                      281.3           285.5
  Nuclear decommissioning trust funds                394.1           351.4
  Investments in real estate                         127.4           133.0
  Other                                              237.0           236.6
                                                  $1,487.5        $1,442.7

(i) Virginia Power Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust.

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

(j)  Restructuring Charges

  In March 1995, Virginia Power announced the implementation phase of its Vision 2000 program. For additional information, see Note O to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Restructuring charges of $4.6 million and $29.2 million for the three months and nine months, respectively, ended September 30, 1996, included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs incurred directly as a result of the Vision 2000 initiatives. The Vision 2000 review of operations is expected to continue through 1997. Although most of the remaining restructuring charges will likely be incurred in the fourth quarter of 1996, some of those charges may be incurred in 1997. At this time, Virginia Power management believes several hundred additional positions may be eliminated, but cannot estimate the additional restructuring costs yet to be incurred.

                    DOMINION RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)
  In May 1995, Virginia Power established comprehensive involuntary severance packages for employees who lose their positions as a result of these initiatives. Through September 30, 1996, management had decided to eliminate 1,219 positions. The recognition of severance costs in 1996 resulted in a charge to operations in the first, second and third quarters of $3.2 million, $10.6 million and $1.6 million, respectively. At September 30, 1996 1,145 employees have been terminated and severance payments totaling $38.1 million have been made. Virginia Power estimates that these staffing reductions will result in annual savings, net of outsourcing costs, in the range of $66 million to $74 million. These savings will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

  As part of re-engineering operations, Virginia Power has adopted a plan to improve customer service which will require an investment in excess of $100 million over the next several years. That plan includes the installation of automated electric meters in metropolitan and inaccessible rural and urban locations. The plan also provides for the installation of mobile data dispatch technology in Virginia Power's service fleet, accompanied by digitized mapping of its service territory. Furthermore, technological changes are being made to enhance Virginia Power's ability to handle customer calls during power outages. In order to increase service reliability, Virginia Power has initiated both local and regional distribution line improvement projects.

(k)  Acquisitions

  For more information on acquisitions, see Part II, Item 5. Other Information, The Company.

                    DOMINION RESOURCES, INC.
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Dominion Resources - Consolidated

  Financial Condition

  Earnings Per Share
                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                 1996          1995         1996       1995

  Virginia Power                $0.86         $1.09        $2.17       $2.08
  Nonutility                     0.05          0.05         0.12        0.14

  Consolidated                  $0.91         $1.14        $2.29       $2.22

  Virginia Power's earnings decreased 23 cents and increased 11 cents for the three months ended and nine months ended September 30, 1996, respectively, when compared to the same periods for 1995. The decrease in the third quarter earnings is attributed to unusually mild temperatures for the summer months and heavy damages incurred as a result of severe summer storms, including Hurricane Fran. The increase in earnings for the nine months ended September 30, 1996, as compared to the same period in 1995, are primarily due to the colder weather experienced in the first quarter of 1996, the warmer weather encountered in the second quarter of 1996, and a reduction in operation and maintenance expenses driven primarily by Virginia Power's Vision 2000 efforts, offset in part by the higher storm damage costs incurred during the third quarter of 1996.

  Dominion Resources non-utility subsidiaries earnings remained the same for the three month period and decreased for the nine month period when compared to the same periods for 1995. The decrease was primarily due to the gain on the sale of the remaining Black Warrior Trust units in June 1995.

  Dividends

  On October 18, 1996, the board of directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable December 20, to holders of record at the close of business November 29, 1996.


  Financing Activities

  Common Stock Issuance

  Dominion Resources issued 3,589,848 net shares of common stock primarily through its Automatic Dividend Reinvestment, Stock Purchase Plan, and Dominion Direct Plan including the repurchase of 136,800 shares on the open market (see Note (b) to the Notes to the CONSOLIDATED FINANCIAL STATEMENTS) during the nine-month period ended September 30, 1996.

  The proceeds from issuance of common stock are invested on a short-term basis by Dominion Resources and ultimately utilized to provide equity capital to its subsidiaries generally within the same calendar year as the issuance of the common stock.


                    DOMINION RESOURCES, INC.
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                         (CONTINUED)

Virginia Power

  Liquidity and Capital Resources

  Cash Flows From Operations
  Internal generation of cash during the first nine months of 1996 provided 188% of funds required for Virginia Power's capital requirements compared to 144% during the first nine months of 1995.

  With the completion of the Clover Power Station, Virginia Power is in a period in which internal cash generation should exceed construction expenditures.

  As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the nine-month period ended September 30, 1996 decreased $27.8 million as compared to the nine-month period ended September 30, 1995 primarily as a result of normal operations.

  Cash Flows (Used In) Financing Activities
  Cash (used in) financing activities was as follows:
                                                      Nine Months Ended
                                                         September 30,
                                                     1996           1995
                                                         (Millions)
   Mortgage bonds                                                  $ 200.0
   Preferred securities of
    subsidiary trust                                                 135.0
   Medium-term notes                                                  40.0
   Issuance (repayment) of short-term debt, net    $ (32.9)
   Issuance of tax exempt securities                  24.5
   Repayment of long-term debt
    and preferred stock                             (236.8)         (246.6)
   Dividends                                        (314.7)         (330.3)
   Other                                             (10.0)           (9.0)
   Total                                           $(569.9)        $(210.9)

   Financing activities for the first nine months of 1996 resulted in a net cash outflow of $569.9 million.

   During the first quarter of 1996, $34.4 million of Medium-Term Notes matured. In addition, Virginia Power issued $24.5 million of variable rate solid waste disposal securities to refund $24.5 million of securities assumed in its acquisition of the North Branch Power station.

                    DOMINION RESOURCES, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)


  In the second and third quarters of 1996, $162 million and $15.9 million, respectively of Medium-Term Notes matured.

  Virginia Power's agreement to sell certain accounts receivable expired on October 1, 1996.

  Virginia Power increased its commercial paper program limit to $500 million in June 1996 with the execution of $500 million of revolving credit facilities, which replaced existing liquidity support.

  As of September 30, 1996, $136.1 million was outstanding under Virginia Power's commercial paper program, which is a decrease of $32.9 million from the December 31, 1995 outstanding balance. The proceeds from the sale of commercial paper were used primarily to replace mandatory debt maturities and for other capital requirements.

  Cash Flows (Used In) Investing Activities

  Cash from (used in) investing activities was as follows:

                                                  Nine Months Ended
                                                     September 30,
                                                  1996          1995
                                                       (Millions)

  Utility plant expenditures                    $(245.3)         $(394.0)
  Nuclear fuel                                    (84.2)           (46.0)
  Nuclear decommissioning
   contributions                                  (27.2)           (19.5)
  Sale of accounts receivable                                     (110.0)
  Purchase of subsidiary assets                   (14.6)
  Other                                            (9.9)            (7.9)
  Total                                         $(381.2)         $(577.4)


  Investing activities for the first nine months of 1996 resulted in a net cash outflow of $381.2 million primarily due to $245.3 million of construction expenditures and $84.2 million of nuclear fuel expenditures. Of the construction expenditures, approximately $169.5 million was spent on transmission and distribution projects, and $42.0 million on power production projects.

  Results of Operations

  Balance available for Common Stock decreased by $37 million for the three months ended September 30, 1996, as compared to the same period in 1995, primarily as a result of the milder summer weather and high storm damage costs ($14.6 million), particularly from Hurricane Fran in 1996.

                    DOMINION RESOURCES, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)

  Balance available for Common Stock increased by $25 million for the nine months ended September 30, 1996, as compared to the same period in 1995, primarily as a result of the colder weather during the first quarter of 1996, warmer weather during the second quarter of 1996 and a reduction in operation and maintenance expenses driven primarily by the Company's Vision 2000 efforts, offset in part by the higher storm damage costs incurred during the third quarter of 1996.

Operating Revenues

Operating revenues changed primarily due to the following:

                               Three Months Ended  Nine Months Ended
                                  September 30,      September 30,
                                  1996 vs. 1995      1996 vs. 1995
                                             (Millions)
 Customer growth                      $ 12.7             $ 31.2
 Weather                               (89.3)              24.3
 Base rate variance                    (42.7)             (55.4)
 Fuel rate variance                    (19.4)             (59.3)
 Other, net                             39.6               51.4
   Total retail                        (99.1)              (7.8)
 Sales for resale                       (9.6)              34.0
 Other operating revenues                9.2               20.8
   Total revenue                      $(99.5)            $ 47.0

Customer kilowatt-hour sales changed as follows:

                                Three Months Ended  Nine Months Ended
                                   September 30,      September 30,
                                  1996  vs. 1995     1996  vs. 1995
 Residential                            (9.5)%              5.4%
 Commercial                             (1.4)               4.1
 Industrial                              1.1                0.4
 Public authorities                     (0.4)               2.7
 Total retail sales                     (3.9)               3.7
 Resale                                 18.6               41.5
 Total sales                            (1.2)               8.0

Heating and cooling degree days during the third quarter were as follows:

                                        1996           1995        Normal
     Heating degree days                  7              15            17
     Percentage change compared
      to prior year                   (53.3)            140
     Cooling degree days                881           1,167         1,043
     Percentage change compared
       to prior year                   (24.5)          13.8

                     DOMINION RESOURCES, INC.
          ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)

Heating and cooling degree days during the first nine months were as follows:

                                        1996           1995          Normal
     Heating degree days              2,715           2,219           2,378
     Percentage change compared
      to prior year                    22.4            (9.3)
     Cooling degree days              1,349           1,595           1,486
     Percentage change compared
      to prior years                  (15.4)              0

   The decrease in kilowatt-hour retail sales for the three-month period ended September 30, 1996, as compared to the same period in 1995 reflects the milder summer weather experienced in 1996 as compared to 1995.

   The increase in kilowatt-hour retail sales for the nine-month period ended September 30, 1996, as compared to the same period in 1995, reflects the colder weather experienced in the first quarter of 1996 and the warmer weather experienced in the second quarter of 1996, offset in part by the milder weather during the third quarter of 1996.

   The increase in sales for resale for the three- and nine-month periods ended September 30, 1996, as compared to the same period in 1995, was primarily due to colder weather experienced in the first quarter of 1996 and warmer weather experienced in the second quarter of 1996 by other utilities in surrounding regions and increased marketing efforts by Virginia Power.

   Fuel, net

   Fuel, net decreased for the three- and nine-month periods ended September 30, 1996, as compared to the same periods in 1995, primarily as a result of a higher recovery of fuel expenses subject to deferral accounting in 1995.

   Restructuring

   As part of the Vision 2000 programs (see Note (j) to CONSOLIDATED FINANCIAL STATEMENTS), Virginia Power recorded $4.6 million and $29.2 million of restructuring charges in the three months and nine months respectively, ended September 30, 1996. Restructuring charges included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs. Virginia Power estimates that the staffing reductions, including those reported during 1995, will result in annual savings, net of outsourcing costs, in the range of $66 million to $74 million. Although most of the remaining restructuring charges will likely be incurred in the fourth quarter of 1996, some of the charges may be incurred in 1997. Management believes that several hundred additional positions may be eliminated, but the amount of restructuring charges yet to be incurred is not known at this time.

                     DOMINION RESOURCES, INC.
          ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (CONTINUED)

   Furthermore, because Virginia Power's review of its operations has not been completed, the amount of savings ultimately to be realized cannot be estimated at this time. When realized, the savings will ultimately be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

   As part of re-engineering operations, Virginia Power had adopted a plan to improve customer service which will require an investment in excess of $100 million over the next several years. That plan includes the installation of automated electric meters in metropolitan and inaccessible rural and urban locations. The plan also provides for the installation of mobile data dispatch technology in Virginia Power's service fleet, accompanied by digitized mapping of its service territory. Furthermore, technological changes are being made to enhance Virginia Power's ability to handle customer calls during power outages. In order to increase service reliability, Virginia Power has initiated both local and regional distribution line improvement projects.

   Operation-Other and Maintenance

   Operation-other and maintenance increased for the three-month period ended September 30, 1996, as compared to the same period in 1995, due to an increase in transmission and distribution service restoration costs resulting from multiple incidents of storm damage and the operating expenses of A&C Enercom, Inc., a wholly owned subsidiary of Virginia Power, formed in January 1996.

   Income Taxes - Operating

   Income taxes-operating decreased for the three-month period ended September 30, 1996, as compared to the same period in 1995, primarily as a result of decreased income subject to tax.

   Future Issues

   Competition

   On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued final rules on open access transmission service, stranded costs, standards of conduct and open access same-time information systems (OASIS). On July 9, 1996, Virginia Power filed an open access transmission service tariff in compliance with FERC's Order No. 888, Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities. Utilities must also take service under their own tariffs for wholesale power sales. The rule provides for stranded cost recovery from departing customers. On October 10, 1996, FERC issued the procedural order in the filing, scheduling the Hearing for April 28, 1997. Utilities must participate in an OASIS by January 3, 1997, and comply with standards of conduct that require separation of transmission operations/reliability functions from wholesale merchant/marketing functions.

                    DOMINION RESOURCES, INC.
         ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                          (CONTINUED)

   FERC also issued a notice of proposed rulemaking (NOPR) proposing replacement of open access tariffs with a capacity reservation tariff by December 31, 1997.

   On November 8, 1996, Virginia Power gave the Virginia State Corporation Commission (the Virginia Commission) notice that it intended to institute a proceeding under a recently enacted statute that allows the Virginia Commission to consider alternative forms of regulation. On November 12, 1996, the Commission directed its staff and the three largest electric utilities in Virginia, which include Virginia Power, to provide additional information relevant to potential changes in and possible emergence of competition in the Company to provide its information by March 31, 1997. The Commission also directed that any proposed alternative form of regulation be filed in the newly instituted proceeding. For additional information, see discussion under Part II, Item 5. - Other Information, Regulation, General.

   On August 15, 1996, pursuant to the provisions of the Interconnection and Operating Agreement between Old Dominion Electric Cooperative (ODEC) and Virginia Power, ODEC gave written notice of its intent to reduce its supplemental demand purchases under that Agreement to zero within nine years. This termination of supplemental sales to ODEC will result in an annual reduction of approximately $22 million of fixed charge recoveries beginning in 2005.

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

   Dominion Resources and its Nonutility Subsidiaries

   Liquidity and Capital Resources

   During the first nine months of 1996, Dominion Resources' nonutility subsidiaries expended $271.2 million of their anticipated capital expenditures. Estimated capital expenditures for 1996 are $319.4 million.

   Included in the capital expended during the first nine months of 1996 is the purchase of assets for approximately $160 million held by Empresa de Generation Electrica NorPeru, S.A. (EGENOR), in which Dominion Energy acquired a 60 percent ownership and management interest. For more information on EGENOR, see PART II, Item 5. Other Information, The Company.

                    DOMINION RESOURCES, INC.
         ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                          (CONTINUED)

   Results of Operations

   Nonutility earnings decreased for the nine-month period ended September 30, 1996, as compared to the same period in 1995, primarily due to the gain on the sale of the remaining Black Warrior Trust units in June 1995.

   Commitments and Contingencies

   For additional information on commitments and contingencies, see Note (f) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    DOMINION RESOURCES, INC.
                   PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

   Virginia Power

   The civil action filed December 13, 1995 in the United States District Court for the Eastern District of Virginia, Norfolk Division, was dismissed by the Federal Court on August 7, 1996. However, two civil actions have been filed in the Virginia Circuit Court of the City of Norfolk against the City of Norfolk and Virginia Power, one for $15 million dollars and one for $3 million dollars, by property owners who each allege contamination of their respective properties by hazardous substances originating on nearby property now owned by the city and formerly owned by Virginia Power.

Item 5. Other Information

   The Company

   On November 13, 1996, Dominion Resources announced an offer to purchase, through a newly created United Kingdom subsidiary, DR Investments, all of the shares of East Midlands Electricity plc, a regional electricity company based in the U.K. that serves about 2.3 million customers. DR Investments' offer will be for 670 pence per ordinary share (the equivalent of $11.06 per share based on an exchange rate of one pound (U.K.) equaling $1.65) for a total purchase price of approximately $2.2 billion. The offer has received the recommendation of East Midlands' Board of Directors and is conditioned upon the satisfaction, prior to closing, of certain customary conditions, including non-referral of the transaction to the Monopolies and Mergers Commission and DR Investments' acquisition of at least 90 percent of the issued ordinary shares of East Midlands. Assuming the offer is successful and all necessary conditions are satisfied, Dominion Resources expects the transaction to be completed during the first quarter of 1997. Dominion Resources expects formal offer documents to be posted soon although the exact date has not been determined. Dominion Resources has secured interim financing for the offer. It expects the permanent financing will be a combination of debt, issued at the subsidiary level, and equity provided by Dominion Resources. The offer is not being made directly or indirectly in or into the United States to any holder of East Midlands shares who may be a U.S. resident.

   With respect to the purchase of the Kincaid Power Station by Kincaid Generation, L.L.C. (LLC), a subsidiary of Dominion Energy, Inc. (Dominion Energy), from Commonwealth Edison Company, (ComEd), LLC and ComEd have filed for removal to federal court and dismissal of the complaint filed by the International Brotherhood of Electrical Workers, AFL-CIO, Local 15 (IBEW), which actions have been opposed by the IBEW. In other matters, LLC filed on October 4, 1996 with the Federal Energy Regulatory Commission (FERC) applications for approval of certain aspects of the transaction under Sections 203 and 205 of the Federal Power Act, and on October 7-11, 1996 the Illinois Commerce Commission (ICC) conducted hearings on ComEd's application for approval of the proposed transaction. No action has been taken by FERC or ICC on these applications.

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)

   In reference to Dominion Energy's acquisition of a 60 percent ownership and management interest in Empresa de Generation Electrica NorPeru, S.A. (EGENOR), Dominion Energy continues to assess the potential to sell a portion of its interest in EGENOR to a third party.

   Virginia Power
   Regulation

   General

   On October 8, 1996, Virginia Power filed with the Virginia State Corporation Commission (the Virginia Commission) an application for authority to provide interexchange non-switched dedicated telecommunication services throughout Virginia. If the application is granted, Virginia Power will be authorized to provide a range of telecommunications services, including private line and special access services, dark fiber and high capacity telecommunication services.

   In reference to the Virginia Commission proceeding to review and consider its policy regarding restructuring of, and competition in, the electric utility industry, on September 23, 1996 Virginia Power filed its comments on the Staff Report and a request for oral argument.  The comments generally supported most of the Staff's specific recommendations as well as its overall recommendation that Virginia should pursue a cautious and  measured approach to the adoption of competitive initiatives, but Virginia Power stated that it would continue to pursue its Vision 2000 restructuring (see
   Note j to CONSOLIDATED FINANCIAL STATEMENTS).  The comments stated that the question of recovery of stranded costs should be addressed now rather than by adopting the "wait and see" approach recommended by the Staff.  On
   November 8, 1996 Virginia Power gave the Virginia Commission notice that it intended to institute a proceeding under a recently enacted statute that allows the Virginia Commission to consider alternative forms of regulation.
    On November 12, 1996, the Virginia Commission directed its staff and the three largest electric utilities in Virginia, which include Virginia Power, to provide additional information relevant to potential changes in and possible emergence of competition in the electric industry.  It directed utilities that have nonutility generation that impacts their Virginia jurisdictional rates to file, by June 1, 1997, a report detailing efforts to restructure contracts with nonutility generators (NUGs) to mitigate the potentially negative effect on current and future rates, and subsequently to file quarterly reports detailing continuing efforts in this area.  The
   Commission instituted a new proceeding and directed Virginia Power to provide other information by March 31, 1997.  Information required to be filed includes detailed cost-of-service studies, suggested adjustments for eliminating cross subsidies among customer classes, methods for improving price signals to customers, illustrative tariffs that unbundle rates, analysis of reserve margin requirements, analysis of whether incremental capacity needs could be met by a competitive market, evaluation of the capacity solicitation process, evaluation of conservation and load management programs and other information.  The Virginia Commission also directed that any proposed alternative form of regulation be filed in the newly instituted proceeding, and required that a 1996 calendar year be used

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)

   as the test period, with an anticipated rate year beginning 150 days after the date of filing. Among the issues that may be considered in the proceeding is treatment of potential stranded costs that may result with retail access. It is not presently possible to predict the outcome of this issue or other issues that may be addressed in this proceeding. Estimates of the magnitude of potential stranded costs vary widely depending on assumptions as to when retail competition will be allowed in Virginia Power's service territory, how quickly customers will respond to such competition, what market prices will be in the competitive market, and other factors. Virginia Power believes that stranded costs could be substantial, and the extent to which recovery of stranded costs will be approved is uncertain. Virginia Power believes that recovery of such costs is appropriate.

   Rates
   FERC

   On July 9, 1996, Virginia Power filed an open access transmission service tariff in compliance with FERC's Order No. 888, Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities. On October 10, 1996, FERC issued the procedural order in the filing, scheduling the Hearing for April 28, 1997. For additional information, see Future Issues - Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Regarding the protest filed by three power marketers with the Department of Defense on July 15, 1996, challenging the sole source negotiation and impending sole source contract with Virginia Power, the Department of the Navy, Naval Facilities Engineering Command issued a decision on October 22, 1996, denying the protest of the three power marketers. The Navy found that competition between providers other than Virginia Power for the provision of electrical service to Department of Defense facilities and activities within Virginia Power franchise areas in Virginia is not currently available
    The Navy also noted that the impending contract with Virginia Power was not in contemplation of a new acquisition, but was the result of periodic review of, and negotiation of a new rate under an existing indefinite term contract. The supplemental agreement incorporating the new rate was executed on October 30, 1996.

   On July 31, 1996, FERC denied in part and granted in part, LG&E Westmoreland Southampton's (Southampton) request for a waiver of the Commission's operating requirements for Qualifying Facilities (QFs) under PURPA. Southampton owns and operates a 62.6 MW cogeneration facility located in Franklin, Virginia and sells the output of the facility to Virginia Power. FERC's decision preserved Southampton's QF status under the Public Utility Holding Company Act, but refused to waive Southampton's violation of the QF operating standards. The Order provided that Southampton refund to Virginia Power the difference between the amount that Virginia Power paid to Southampton in 1992 under its QF contract and a Commission-approved rate equal to Virginia Power's incremental cost of economy energy during 1992.
   On August 23, 1996, Southampton filed a Motion for Clarification, and on August 30, 1996, it filed a Request for Rehearing. Virginia Power filed

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)

   responses to each Southampton pleading. On September 30, 1996, FERC issued an order granting rehearing for the purpose of further consideration. On October 15, 1996, Virginia Power filed the data requested by the FERC order showing Virginia Power's incremental cost of economy energy during each hour of 1992. On October 30, 1996, Southampton filed a response to Virginia Power's data filing. Southampton also filed a Petition for Review on September 23, 1996, against the FERC in the United States Court of Appeals for the D.C. Circuit. Virginia Power has filed a Motion to Intervene in that proceeding.

   Virginia

   In reference to Virginia Power's application to implement a QF monitoring program, the Commission Staff filed its legal memorandum on October 10, 1996 and concluded that the Commission had the legal authority to require QFs to provide it with the operating data identified in Virginia Power's application and to adopt a monitoring program. Virginia Power must file by November 22, 1996 a response to the Staff's comments and the twelve QFs which also filed comments. The Staff will then file an additional report on December 18, 1996 making its recommendations to the Commission.

   In reference to the Virginia Commission proceeding for approval to purchase a gas-fired combined cycle generator from Richmond Power Enterprise, L.P.
   (RPE) and to enter into a purchased power contract with RPE and an affiliate without competitive bidding, on October 8, 1996, the Staff of the Virginia Commission filed testimony recommending that the required approvals be granted.

   The Virginia Commission entered an order on October 7, 1996 in its proceeding regarding spent nuclear fuel disposal in which it directed that the proceeding be consolidated with Virginia Power's next fuel cost recovery proceeding. On October 21, 1996, Virginia Power filed its application in such a proceeding, requesting an increase in its fuel cost recovery factor from 1.229 cents per kilowatt-hour to 1.322 cents per kilowatt-hour. The requested change, if approved, would result in an annualized increase in fuel revenues of approximately $48.2 million. The consolidated proceedings have been set for hearing on November 26, 1996.

   In the proceeding before the Virginia Commission for approval of arrangements with Chesapeake Paper Products Company to facilitate the design, construction and financing of a cogeneration plant to meet Chesapeake's energy requirements for its industrial processes, several parties oppose the proposed arrangements by which Virginia Power would provide gas sales, fuel management and fuel procurement services to the plant as being anticompetitive and beyond Virginia Power's corporate and regulatory authority. The case has been set for hearing beginning November 12, 1996.

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)

   North Carolina

   On September 13, 1996, Virginia Power filed an application with the North Carolina Commission for a $3.2 million decrease in fuel rates. A hearing is scheduled for November 12, 1996

   Purchases and Sales of Power

   On August 15, 1996, pursuant to the provisions of the Interconnection and Operating Agreement between Old Dominion Electric Cooperative (ODEC) and Virginia Power, ODEC gave written notice of its intent to reduce its supplemental demand purchases under that Agreement to zero within nine years. This termination of supplemental sales to ODEC will result in an annual reduction of approximately $22 million of fixed charge recoveries beginning in 2005.

Item 6.  Exhibits and Reports on Form 8-K

   (a) 11 - Statement re: computation of per share earnings (included in this form 10-Q on page 3)

        27 - Financial Data Schedule (filed herewith)

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

November 13, 1996