Form 10-K405
period 1996-12-31
DOMINION RESOURCES INC /VA/
filed 1997-03-24
CIK 715957

Draft 3/18/97
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   Form 10-K
                            ------------------------

            (Mark One)
                  ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       or

                  (   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                               --------------- to
                                ---------------

                         Commission file number 1-8489
                    ----------------------------------------

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

                                 (804) 775-5700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class            Name of each exchange on which registered
  ---------------------------    ------------------------------------------
  Common Stock, no par value     New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:
                                     None:
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $7,382,370,433 at February 28, 1997, based on the closing price of the Common Stock on such date, as reported on the composite tape by The Wall Street Journal.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class               Outstanding at February 28, 1997
       Common Stock, no par value                183,412,930

                      DOCUMENTS INCORPORATED BY REFERENCE:

(a) Portions of the 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference in Parts I, II and IV hereof.

(b) Portions of the 1997 Proxy Statement, dated March 7, 1997, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOMINION RESOURCES, INC.

 Item                                                                   Page
Number                                                                 Number
-------                                                                ------
                                     PART I
 1. Business
      The Company......................................................   1
      Regulation.......................................................   3
      Capital Requirements and Financing Program.......................   9
      Rates............................................................   9
      Virginia Power Sources of Power..................................  11
      Virginia Power Sources of Energy Used and Fuel Costs.............  12
      Interconnections.................................................  13
      Future Sources of Power..........................................  14
      Competition and Strategic Initiatives............................  15
      Conservation and Load Management.................................  16
 2. Properties.........................................................  16
 3. Legal Proceedings..................................................  16
 4. Submission of Matters to a Vote of Security Holders................  16
    Executive Officers of the Registrant...............................  17

                               PART II

 5. Market for the Registrant's Common Equity
      and Related Stockholder Matters..................................  18
 6. Selected Financial Data............................................  18
 7. Management's Discussion and Analysis of Financial Condition
      and Results of Operations........................................  18
      Management's Discussion and Analysis of Cash Flows
        and Financial Condition........................................  29
 8. Financial Statements and Supplementary Data........................  33
 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  37

                               PART III

10. Directors and Executive Officers of the Registrant.................  37
11. Executive Compensation.............................................  37
12. Security Ownership of Certain Beneficial Owners and Management.....  37
13. Certain Relationships and Related Transactions.....................  37

                               PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  38

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

     At December 31, 1996, Dominion Resources owned all of the outstanding common stock of its subsidiaries: Dominion Capital, Inc. (Dominion Capital); Dominion Energy, Inc. (Dominion Energy) and Virginia Electric and Power Company (Virginia Power), its largest subsidiary. Dominion Resources is currently exempt from registration as a holding company under the Public Utility Holding Company Act of 1935 (the 1935 Act).

     On November 13, 1996, Dominion Resources announced its intention to make a cash offer to purchase, through a newly created United Kingdom subsidiary, DR Investments (UK) PLC (DR Investments (UK)), all of the outstanding shares of East Midlands Electricity plc (East Midlands), a United Kingdom regional electricity company, for a total purchase price of approximately $2.2 billion. As of January 10, 1997, 140,298,528 shares of East Midlands, or approximately 70.7% of the shares outstanding, had been tendered and the offer was declared unconditional, thereby committing DR Investments (UK) to purchase all East Midlands shares validly tendered pursuant to the offer. Earlier DR Investments
(UK) had purchased 29,700,000 shares, or approximately 15% of East Midlands outstanding shares. As of March 14, 1997, all the outstanding shares of East Midlands have been acquired. The interim financing for the offer is in the form of a short-term credit agreement and a revolving credit agreement, each with Union Bank of Switzerland, New York Branch, as Administrative Agent and NationsBank, N.A. as Syndication Agent, and is guaranteed by Dominion Resources. In addition, DR Investments (UK) has issued Loan Notes in lieu of cash to certain shareholders of East Midlands with Dominion Resources providing the remainder of the consideration as equity. Dominion Resources expects the permanent financing will be a combination of non-recourse debt, issued at a subsidiary level, as well as equity provided by Dominion Resources. East Midlands owns and operates the electricity distribution network in the East Midlands region of England and provides power to approximately 2.3 million businesses and homes. The company buys electricity from the U.K. competitive pool and supplies it to all smaller business and domestic customers in its franchise area and to larger business customers anywhere in the country on a negotiated contract basis. East Midlands also operates small electricity generation and gas supply businesses and an electrical contracting business.

     Dominion Capital, established as a subsidiary of Dominion Resources in 1985, is a diversified investment and financial services company. The principal assets of Dominion Capital are its joint venture with Household Commercial Financial Services, Inc., First Source Financial, LLP, a middle market commercial lender; Saxon Mortgage, Inc. and its affiliates, subsidiaries engaged in the origination, servicing and securitization of residential mortgages; Cambrian Capital, a merchant banking enterprise for emerging independent oil and natural gas producers; a 50% limited partnership interest in a Louisiana hydroelectric project; Dominion Lands, Inc., a subsidiary involved in planned community real estate development and management; investments in marketable securities and fixed income instruments; OptaCor Financial Services Company, a consumer lender; and Rincon Securities, Inc., a subsidiary which holds a diversified portfolio of preferred stocks. Dominion Capital also has investments in affordable housing and a commercial real estate management company. On March 21, 1997, Dominion Capital completed the purchase of Household Commercial Financial Services Inc. interest in First Source Financial, LLP.

     Dominion Energy, established as a subsidiary of Dominion Resources in 1987, is active in the nonutility electric power generation businesses outside the territory served by Virginia Power and the development, exploration and operation of oil and natural gas reserves. Dominion Energy is involved in power projects in six states, Argentina, Bolivia, Belize and Peru, which total approximately 2,561 Mw. Domestic power projects in operation throughout 1996 in which Dominion Energy has an interest include three gas-fueled projects in Texas, two geothermal projects, two gas-fueled projects and one solar project in California, four small hydroelectric projects in New York, a waste coal-fueled project in West Virginia and a waste wood-and coal- fueled project in Maine. International power projects in operation throughout 1996 in which Dominion Energy has an interest include one hydroelectric and one gas-fired project in Argentina, two hydroelectric projects in Bolivia, a run-of-river hydroelectric project in Belize and two hydroelectric projects and six diesel oil-fueled projects in Peru. Dominion Energy is involved in oil and natural gas development and exploration in the Appalachian Basin, the Michigan Basin, the Illinois Basin, the Black Warrior Basin, the Uinta Basin, the Powder River Basin, the Gulf Coast and the Mid-Continent, and owns oil and natural gas reserves in such areas totaling approximately 460 billion cubic feet (BCFE). In 1996, Dominion

Energy added approximately 105 BCFE of natural gas reserves. Production from Dominion Energy's natural gas reserve holdings in 1996 totaled approximately 52 BCFE.

     On March 29, 1996, a subsidiary of Dominion Energy, Kincaid Generation, L.L.C. (LLC) entered into an asset sale agreement with Commonwealth Edison Company (ComEd) to purchase ComEd's 1,108 Mw coal-fired Kincaid Power Station in Central Illinois and entered into a power purchase agreement with ComEd to sell, upon closing under the asset sale agreement, capacity and energy back to ComEd for a period of 15 years. The closing under the asset sale agreement and effectiveness of the power purchase agreement are subject to various regulatory approvals and other conditions, including certain approvals from the Illinois Commerce Commission (ICC) and the Federal Energy Regulatory Commission (FERC). ComEd filed a petition for ICC approval and on November 27, 1996, a Hearing Examiners' Proposed Order was issued recommending to the ICC that the transaction be approved. Exceptions to that Report have been filed and are pending before the ICC. The ICC may issue a final order by early spring. On July 26, 1996, the International Brotherhood of Electrical Workers, AFL-CIO, Local Union 15 (IBEW) filed a complaint in Illinios state court requesting injunctive relief to prevent the transaction. IBEW has claimed that the asset sale agreement is in violation of an Illiniois statute concerning collective bargaining agreements because the asset sale agreement does not state that LLC will be subject to the current collective bargaining agreement between ComEd and IBEW. The case was removed to the United States District Court for the Northern District of Illinois. In February 1997, the Court issued an order granting LLC and ComEd's motions for summary judgement and invalidating the Illinois statute. The IBEW has appealed to the Seventh Circuit. The IBEW has also filed an unfair labor practice charge with the National Labor Relations Board alleging failure to bargain in good faith. Regulatory approval of various aspects of the transaction have been requested and received from FERC. An additional filing with FERC will be made after ICC approval is obtained. The present closing date deadline under the asset sale agreement is June 30, 1997.

     In August 1996, Dominion Energy, through wholly-owned subsidiaries, acquired a 60% ownership and management interest in Empresa de Generacion Electrica NorPeru S.A. (EGENOR). EGENOR is a generation company providing power to Peru's northern region. The government-owned ElectroPeru S.A. and the employees of EGENOR collectively retain a 40% interest in EGENOR. Dominion Energy continues to assess sale opportunities for a portion of its interest in EGENOR to a third party.

     For additional information on the nonutility businesses, see Nonutility Issues under FUTURE ISSUES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

     Virginia Electric and Power Company is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and northeastern North Carolina. It transacts business under the name Virginia Power in Virginia and under the name North Carolina Power in North Carolina. It sells electricity to retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives and municipalities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for over 80 percent of its population. As used herein, the term "Virginia Power" refers to the entirety of Virginia Electric and Power Company, including, without limitation, its Virginia and North Carolina operations, and all of its subsidiaries.

     The electric utility industry in the United States is witnessing an evolutionary trend toward less regulation and more competition. This is evidenced by legislative and regulatory action at both the federal and state level. To the extent that competition is either authorized or mandated and regulation is eliminated or relaxed, electric utilities will no longer, in the absence of appropriate legislative or regulatory action during the transition period, be guaranteed an opportunity to recover their prudently-incurred costs including their cost of capital, and utilities with costs that exceed the market prices established by the competitive market will run the risk of suffering losses, which may be substantial.

     Virginia Power has responded to this evolution by undertaking cost-cutting measures, engaging in re-engineering efforts of its core business processes, and pursuing a strategic planning initiative (called Vision 2000) to encourage innovative approaches to servicing traditional markets and to develop appropriate methods by which to service future markets.

     A significant part of Virginia Power's strategy relies on developing "non-traditional" business opportunities designed to provide growth in earnings by leveraging existing core competencies. Virginia Power has established separate business units for its nuclear operations, fossil and hydroelectric operations, commercial operations, and its energy services business in an effort to pursue these opportunities to grow by offering multiple markets a broad portfolio of energy-related products and services.

     In addition, Virginia Power is actively pursuing opportunities to expand its market reach through strategic alliances with partners whose strengths, market position and strategies complement Virginia Power's and where efficiencies can be gained through the alliance.

     For additional information on the changing utility industry and Virginia Power's strategy see COMPETITION AND STRATEGIC INITIATIVES below and Competition under FUTURE ISSUES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Virginia Power has franchises or permits for electric operations in substantially all cities and towns now served. It also has certificates of convenience and necessity from the State Corporation Commission of Virginia (the Virginia Commission) for service in all territory served at retail in Virginia. The North Carolina Utilities Commission (the North Carolina Commission) has assigned territory to Virginia Power for substantially all of its retail service outside certain municipalities in North Carolina.

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

     The matters discussed in this annual report on Form 10-K contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this report that are not historical facts, are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere in this report, the FORWARD-LOOKING INFORMATION section contained in MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

     Dominion Resources and its subsidiaries had 11,174 full-time employees as of December 31, 1996.

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

     The Virginia General Assembly, during the 1996 session, adopted Senate Joint Resolution No. 118, which created a joint legislative subcommittee to study competition and restructuring in the electric utility industry. The subcommittee conducted public hearings and met at various times throughout the year. The 1997 Virginia General Assembly adopted Senate Joint Resolution No. 259, which would continue the existence of the joint subcommittee for an additional year and request that the

Staff of the Virginia Commission provide by November 7, 1997, a draft of a working model for the future structure of the electric utility industry in Virginia, statutory or regulatory changes appropriate for the model, and an appropriate timetable and transition for implementation of the model. The Virginia Commission has commenced its work in response to this request.

     In connection with the offer for East Midlands and in order to obtain certifications from the Virginia Commission and the North Carolina Commission necessary for the maintenance of Dominion Resources' exemption from the 1935 Act, as amended, notwithstanding the acquisition of East Midlands, Dominion Resources and Virginia Power proffered on October 31, 1996 an Undertaking and Covenant to such regulatory agencies for the benefit of, and enforceable by, such agencies. The Undertaking and Covenant provides, among other things, that Virginia Power will have no role in the financing of the acquisition of East Midlands, whether as primary obligor or guarantor, nor will Virginia Power or Dominion Resources agree in any way to obligate Virginia Power to commit funds to maintain the financial viability of East Midlands or to become liable for any debts of East Midlands. Further, Dominion Resources agreed that following the East Midlands acquisition, it would reduce and maintain its Aggregate Investment to no more than 35% of its consolidated net worth within 180 days of the East Midlands acquisition. For purposes of the Undertaking and Covenant, "Aggregate Investment" means all amounts invested in exempt wholesale generators located outside the United States and in foreign utilities, in the form of equity, or debt which is recourse, directly and indirectly, to Dominion Resources, and consolidated net worth means all common equity of Dominion Resources.

     The Undertaking and Covenant imposes various reporting obligations on Dominion Resources and Virgina Power designed to assure compliance with the Undertaking and Covenant and creates remedies for its violation, including, without limitation, authorization for the agencies to order partial divestiture by Dominion Resources of any Aggregate Investment which is in excess of the 35% limitation.

Virginia

     On September 18, 1995, the Virginia Commission established a proceeding to review and consider its policy regarding restructuring of, and competition in, the electric utility industry. The Commission Staff issued its Report on July 31, 1996. The Report contained 14 recommendations, including continued monitoring of wholesale and retail competition in the industry, increased monitoring of service quality, preservation of state jurisdiction over retail service, improved price signals, further study of stranded cost recovery, and increased efforts to renegotiate non-utility generation contracts. On September 23, 1996, Virginia Power filed its comments on the Staff Report and a request for oral argument. The comments generally supported most of the Staff's specific recommendations as well as its overall recommendation that Virginia should pursue a cautious and measured approach to the adoption of competitive initiatives, but Virginia Power stated that it would continue to pursue its Vision 2000 restructuring (see Note O to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1996 Annual Report to Shareholders, incorporated herein by reference). The comments stated that the question of recovery of potential stranded costs should be addressed now. On November 8, 1996, Virginia Power gave the Virginia Commission notice that it intended to institute a proceeding under a recently enacted statute that allows the Virginia Commission to consider alternative forms of regulation. On November 12, 1996, the Commission directed its staff and electric utilities in Virginia to provide additional information relevant to potential changes in and possible emergence of competition in the electric industry. It directed utilities that have contracts for non-utility generation that impacts their Virginia jurisdictional rates to file, by June 1, 1997, a report detailing efforts to restructure contracts with non-utility generators (NUGs) to mitigate the potentially negative effect on current and future rates, and subsequently to file quarterly reports detailing continuing efforts in this area. The Commission has established separate working groups to consider the issues of reliability, costs and benefits of competition, stranded costs and benefits, models for industry restructuring, and environmental matters. Each working group includes a Staff member and representatives of consumer groups, industrial customers, non-utility generators, utilities and cooperatives.

     On November 12, 1996, the Commission also instituted a new proceeding and directed Virginia Power to provide other information by March 31, 1997. Information required to be filed includes detailed cost-of-service studies, suggested adjustments for eliminating cross subsidies among customer classes, methods for improving price signals to customers, illustrative tariffs that unbundle rates, analysis of reserve margin requirements, analysis of whether incremental capacity needs could be met by a competitive market, evaluation of the capacity solicitation process, evaluation of conservation and load management programs and other information. The Commission also directed that any proposed alternative form of regulation be filed in the newly instituted proceeding, and required that a 1996 calendar year be used as the test period, with an anticipated rate year beginning 150 days after the date of filing. On March 7, 1997, in this proceeding and in a separate Annual Information

Filing proceeding, the Commission entered an order providing that Virginia Power's rates shall become interim rates subject to refund as of March 1, 1997.

     On March 24, 1997, Virginia Power filed a proposed alternative regulatory plan with the Virginia Commission, in which it proposes a freeze of present rates through December 31, 2002, during which a portion of earnings above the approved level would be used to accelerate the write-off of generation-related regulatory assets and mitigate the costs associated with payments under power purchase contracts with NUGs. Virginia Power also seeks approval of the principle of stranded cost recovery as well as approval of a Transition Cost Charge mechanism by which costs that may become stranded at the onset of competition will be recoverable from customers who elect to purchase their power in the competitive market if retail competition is allowed in Virginia. The Commission has not established a procedural schedule in this case, and the extent to which it will grant Virginia Power's request cannot be predicted. For a more detailed discussion of competition and the recovery of stranded costs, see Competition under FUTURE ISSUES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On December 18, 1995, Virginia Power applied to the Virginia Commission for approval of arrangements with Chesapeake Paper Products Company (CPPC), under which Virginia Power would facilitate the design, construction and financing of a cogeneration plant to meet CPPC's energy requirements for its industrial processes at its plant in West Point, Virginia. A hearing has been held, and briefs have been filed. Several parties opposed the arrangements by which Virginia Power would provide gas sales, fuel management and fuel procurement services to the plant as being anticompetitive and beyond the Virginia Power's corporate and regulatory authority. Briefs were filed on January 6, 1997. After consideration of briefs, a hearing examiner's report will be issued.

     On May 29, 1996, Virginia Power filed an Application with the Virginia Commission seeking authority to implement a monitoring program that requires certain non-utility generators to provide certain information sufficient to determine continued compliance with the "Qualifying Facility" (QF) requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA). On October 10, 1996, the Commission Staff filed its brief concluding that the Commission had legal authority to require QFs to provide it with operating data and to adopt a monitoring program. On December 18, 1996, the Staff filed a report generally supporting the Application. On December 30, 1996, Virginia Power filed its response requesting that the Commission adopt the Staff conclusions.

     On June 7, 1996, Virginia Power filed an application with the Virginia Commission to purchase a gas-fired combined cycle generator from Richmond Power Enterprise, L.P. (RPE) and to enter into a purchased power contract with RPE and Enron Power Marketing, Inc. (EPMI) without competitive bidding. Under this proposal, Virginia Power will purchase the generator, at a price of approximately $20 million, and the power purchase and operating agreement (PPOA) will be amended to reduce capacity payments, shorten the term of the agreement and provide for sales of capacity and energy by RPE's assignee, EPMI, to Virginia Power from sources outside Virginia Power's service territory rather than from the generator. Virginia Power estimates this arrangement will result in a savings of $63 million over the life of the existing PPOA. The Staff supported the application, and the Commission granted approval on November 18, 1996. On January 15, 1997, FERC issued the necessary approvals. The purchase was concluded on February 25, 1997.

     On October 8, 1996, Virginia Power filed with the Virginia Commission an application for authority to provide interexchange non-switched dedicated telecommunication services throughout Virginia. If the application is granted, Virginia Power will be authorized to provide a range of telecommunications services, including private line and special access services and high capacity telecommunications services. The application is opposed by the City of Richmond and several telecommunications providers have intervened neither supporting nor opposing the application. Virginia Power filed its brief on March 7, 1997 supporting its authority to offer the telecommunications services and responding to the positions taken by the other parties.

     On November 8, 1996, the Virginia Commission approved arrangements for services and transfers of assets between Virginia Power and A&C Enercom, Inc., a wholly-owned subsidiary of Virginia Power that provides energy services to utility customers.

     On February 7, 1997, Virginia Power filed an application with the Virginia Commission requesting approval of arrangements between it and a wholly-owned subsidiary, Virginia Power Services, Inc., (VPS), by which Virginia Power would provide to VPS services that would enable Virginia Power Nuclear Services Company (VPN), a VPS subsidiary, to furnish nuclear management and operation services to electric utilities seeking assistance in the management and operation of their nuclear generating facilities. The arrangements contemplate the possibility of the creation of additional subsidiaries of VPS that would provide other unregulated services, such as energy services, to third parties seeking such services. VPN has executed a Letter of Intent with Northeast Nuclear Energy Company to provide management services for Northeast Utilities' Millstone Unit 2 nuclear plant.

North Carolina

     On May 15, 1996, the North Carolina Commission issued an order initiating an investigation of emerging issues in the restructuring of the electric industry. As ordered, Virginia Power filed comments on July 16, 1996, addressing the implications of FERC Order No. 888, Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities.

FERC

     On April 24, 1996, FERC issued final rules on open access transmission service, stranded costs, standards of conduct and open access same-time information systems (OASIS). On July 9, 1996, Virginia Power filed an open access transmission service tariff in compliance with FERC's Order No. 888. Also, in compliance with FERC's directive, Virginia Power's OASIS became operational and company-filed standards of conduct requiring separation of transmission operations/reliability functions from wholesale merchant/marketing functions became effective on January 3, 1997. Virginia Power also made filings to comply with FERC's directive that, effective January 1, 1997, utilities no longer make bundled sales of transmission and generation services in economy energy transactions. In certain of those filings, Virginia Power canceled or committed not to use the economy energy rate schedules contained in interconnection agreements that Virginia Power has with neighboring utilities. With regard to its Wholesale Power Sales Tariff, Virginia Power filed amendments to that tariff to unbundle the bundled economy rates contained therein. On March 4, 1997, FERC issued Order No. 888-A, in which it addressed requests for rehearing of Order No. 888. Order No. 888-A essentially reaffirms the basic principles of Order No. 888 and clarifies and makes limited modifications to Order No. 888. Parties seeking judicial review of Order Nos. 888 and 888-A must file petition for review with the appropriate United States Court of Appeal by May 5, 1997. For a discussion of the status of Virginia Power's Open Access Transmission Tariff filing, see ITEM 1, RATES, FERC below.

     FERC also issued a notice of proposed rulemaking (NOPR) proposing replacement of open access tariffs with a capacity reservation tariff by December 31, 1997.

     For additional discussion of Open Access issues see COMPETITION AND STRATEGIC INITIATIVES below and Competition under FUTURE ISSUES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On July 31, 1996, FERC denied in part and granted in part, LG&E Westmoreland Southampton's (Southampton) request for a waiver of the Commission's operating requirements for QFs under PURPA. Southampton owns and operates a 62.6 Mw cogeneration facility located in Franklin, Virginia and sells the output of the facility to Virginia Power. FERC's decision preserved Southampton's QF status under the Public Utility Holding Company Act, but refused to waive Southampton's violation of the QF operating standards. The Order provided that Southampton refund to Virginia Power the difference between the amount that Virginia Power paid to Southampton in 1992 under its QF contract and a Commission-approved rate equal to Virginia Power's incremental cost of economy energy during 1992. On August 23, 1996, Southampton filed a Motion for Clarification, and on August 30, 1996, it filed a Request for Rehearing. Virginia Power filed responses to each Southampton pleading. On September 30, 1996, FERC issued an order granting rehearing for the purpose of further consideration. On October 15, 1996, Virginia Power filed the data requested by the FERC order showing Virginia Power's incremental cost of economy energy during each hour of 1992. On October 30, 1996, Southampton filed a response to Virginia Power's data filing. Southampton also filed a Petition for Review on September 23, 1996, against FERC in the United States Court of Appeals for the D.C. Circuit. Virginia Power filed a Motion to Intervene, which the Court granted on November 25, 1996. On November 27, 1996, Southampton initiated a separate rate proceeding at FERC seeking approval of the contract rates paid to it by Virginia Power in 1992 only. On December 26, 1996, Virginia Power filed a Motion to Intervene, Motion to Reject and Terminate Proceeding, and Protest. On January 10, 1997, Southampton filed its answer.

Environmental

     From time to time, Virginia Power may be identified as a potentially responsible party (PRP) with respect to a Superfund site. EPA (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other and seek reimbursement from their insurance companies. As a result of the Superfund Act or other laws or regulations regarding the remediation of waste, Virginia Power may be required to expend amounts on remedial investigations and actions. Although Virginia Power is not currently aware of any sites or events, including those sites currently identified, likely to result in significant liabilities, such amounts, in the future, could be significant.

     Permits under the Clean Water Act and state laws have been issued for all of Virginia Power's steam generating stations now in operation. Such permits are subject to reissuance and continuing review.

     The Clean Air Act, as amended in 1990, requires Virginia Power to reduce its emissions of sulfur dioxide (SO(2)) and nitrogen oxides (NO(x)). Beginning in 1995, the SO(2) reduction program is based on the issuance of a limited number of SO(2) emission allowances, each of which may be used as a permit to emit one ton of SO(2) into the atmosphere or may be sold to someone else. The program is administered by the EPA.

     Virginia Power installed SO(2) control equipment on Unit 3 at Mt. Storm Power Station during 1994. Additional plans for SO(2) control involve switching to lower sulfur coal, purchase of emission allowances and additional SO(2) controls. Maximum flexibility and least-cost compliance will be maintained through annual studies. Virginia Power has completed its compliance plan for NO(x) control, with the exception of some additional studies concerning Phase II, for which EPA issued final regulations in December 1996, and ozone control requirements, for which final regulations have not yet been promulgated.

     In 1996 Virginia Power installed NO(x) controls on Possum Point Unit 4 and at Mt. Storm Unit 3 at a total approximate cost of $10 million. Virginia Power plans to install additional NO(x) controls and modify existing controls at Mt. Storm Units 1 and (2) in 1997, and to seek alternative emission limitations from EPA for all three Mt. Storm Units. Virginia Power has notified EPA of its decision (called "early election") to begin complying with Phase I NO(x) limits at ten of its units in Virginia in 1997, three years earlier than otherwise required. As a result, and provided that Phase I compliance limits are met, the units will not be subject to more stringent Phase II limits until 2008.

     In order to assist the Virginia Department of Environmental Quality in maintaining good air quality in the Richmond and Hampton Roads regions, and to avoid the necessity of more stringent regulations,Virginia Power made voluntary commitments in 1996 to cap NO(x) emissions at its Chesterfield and Yorktown Power Stations and the Chesapeake Energy Center beginning in 2000.

     Capital expenditures on Clean Air Act compliance over the next five years are projected to be approximately $21 million. Changes in the regulatory environment, availability of allowances, and emissions control technology could substantially impact the timing and magnitude of compliance expenditures.

     The Clean Air Act amendments also require Virginia Power to obtain operating permits for all major generating facilities. Permit applications have been submitted, and deemed complete by the regulatory authorities, for the Mt. Storm and North Branch power stations. Applications for the Virginia stations are expected to be filed within the next two years.

     Virginia Power continues to work with the West Virginia Office of Air Quality concerning opacity requirements applicable to the Mt. Storm Power Station.

     In regard to ambient air quality standards, the EPA recently announced proposals to add a fine particulate matter standard and to revise the ozone standard, which could potentially result in significant expenditures to install controls to reduce sulfur dioxide and nitrogen oxide emissions.

     In 1993 the United Nations' Framework Convention on Climate Change, also called The Global Warming Treaty, which was signed by more than 150 countries, including the United States, became effective. The objective of the treaty is the stabilization of greenhouse gas concentrations at a level that would prevent manmade emissions from interfering with the climate system.

     Although there is considerable scientific disagreement concerning the effects of greenhouse gas emissions on global climate, the United States and many other nations are supporting an international treaty, to be finalized in December 1997, containing legally binding emissions targets to be achieved between 2010 and 2020. The reduction in greenhouse gas emissions necessary to achieve these targets is likely to have a substantial financial impact on companies that consume or produce fossil fuel derived electric power, including Virginia Power.

     For additional information on Environmental Matters, see Note Q to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1996 Annual Report to Shareholders and ITEM 3. LEGAL PROCEEDINGS below.

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

     On July 18, 1995, the Virginia Commission instituted an investigation regarding spent nuclear fuel disposal. It directed interested parties to provide comments on legal and public policy issues related to spent nuclear fuel storage and disposal, including, but not limited to, whether to allow utilities to recover from ratepayers some or all money paid to the Nuclear Waste Fund established by the Nuclear Policy Act of 1982, whether to establish an escrow account for spent nuclear fuel storage and/or disposal, and whether utilities should develop their own plans for storage and disposal of spent nuclear fuel. The Commission's Order Establishing Investigation recites that Virginia Power has paid $343.6 million to the Nuclear Waste Fund through 1994, including $44.8 million in 1994, and that future payments could exceed $400 million assuming its North Anna and Surry reactors continue to operate through the end of their existing operating licenses. Virginia Power and others filed comments on October 31, 1995. On February 27, 1996, the Commission Staff filed its Report recommending that adoption of a definitive policy on the spent nuclear fuel disposal fee be delayed until (1) a ruling is forthcoming on pending litigation which seeks to impose an obligation on the federal government to begin acceptance of spent nuclear fuel no later than January 31, 1998, (2) the outcome of proposed legislation which would amend the Nuclear Waste Policy Act to require the development of a centralized interim storage facility has been determined, and (3) a vision of the likely outcome of the electric utility industry's restructuring efforts has been more fully conceptualized. The Virginia Commission entered an order on October 7, 1996 in its proceeding regarding spent nuclear fuel disposal in which it directed that the proceeding be consolidated with Virginia Power's pending fuel cost recovery proceeding. On March 7, 1997, the Commission Staff filed a motion requesting that the Commission remove the spent nuclear fuel disposal issue from Virginia Power's pending fuel factor proceeding and return it to a separate proceeding.

     For additional information on the Virginia fuel factor proceeding, see ITEM 1, RATES, Virginia, below.

     On January 31, 1997, Virginia Power joined thirty-five other utility petitioners in filing a lawsuit against the DOE in the U.S. Court of Appeals for the District of Columbia, asking the court to authorize suspension of payments to the Nuclear Waste Fund and to authorize payment into escrow those fees that are collected from customers until the DOE begins accepting used fuel.

                   CAPITAL REQUIREMENTS AND FINANCING PROGRAM

Capital Requirements

     See MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on pages 30 through 32.

Construction and Nuclear Fuel Expenditures

     Virginia Power's estimated construction and nuclear fuel expenditures, including Allowance for Funds Used During Construction (AFC), for the three-year period 1997-1999, total $1.5 billion. It has adopted a 1997 budget for construction and nuclear fuel expenditures as set forth below:

                                                                                         Estimated 1997
                                                                                          Expenditures
                                                                                           (millions)
                                                                                         --------------
Production:
  Clean Air Act.......................................................................        $  8
  Other...............................................................................          53
General Support Facilities............................................................          72
Transmission..........................................................................          46
Distribution..........................................................................         253
Nuclear Fuel..........................................................................          97
                                                                                         --------------
  Total Construction Requirements and Nuclear Fuel....................................         529
     AFC..............................................................................           4
                                                                                         --------------
  Total Expenditures..................................................................        $533
                                                                                         --------------
                                                                                         --------------

Financing Program

     See MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on pages 29 through 32.

                                     RATES

     Virginia Power was subject to rate regulation in 1996 as follows:

                                                                                           1996
                                                                                  ----------------------
                                                                                  Percent       Percent
                                                                                     of           of
                                                                                  Revenues     Kwh Sales
                                                                                  --------     ---------
Virginia retail:
  Non-Governmental customers....................    Virginia Commission               77%          70%
  Governmental customers........................    Negotiated Agreements             10           11
North Carolina retail...........................    North Carolina Commission          5            4
Wholesale:
  Requirements -- Sales for Resale..............    FERC                               4            5
  Non-Requirements -- Sales for Resale..........    FERC                               4           10
                                                                                     ---          ---
                                                                                     100%         100%
                                                                                     ---          ---
                                                                                     ---          ---

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

     The principal rate proceedings in which Virginia Power was involved in 1996 are described below by jurisdiction. Rate relief obtained by Virginia Power is frequently less than requested.

FERC

     On May 14, 1996, the Department of the Navy, on behalf of the Department of Defense (DOD), filed a Petition requesting FERC to declare DOD a wholesale customer within Virginia. Alternatively, the Petition requested FERC to order Virginia Power to wheel to DOD installations in Virginia. An agreement in principle was subsequently reached for a new power supply contract, and the Navy moved to withdraw its Petition, stating that the concerns expressed in the Petition had been resolved. On July 15, 1996, three power marketers filed a protest with DOD challenging the sole source negotiation and impending contract with Virginia Power. The Department of the Navy, Naval Facilities Engineering Command issued a decision on October 22, 1996, denying the protest, and finding that competition between providers other than Virginia Power for the provisions of electrical service to DOD facilities and activities within Virginia Power's service territory in Virginia is not currently available. The Navy also noted that the impending contract was not in contemplation of a new acquisition, but was the result of periodic review of, and negotiation of a new rate under an existing indefinite term contract. The supplemental agreement incorporating the new rate was executed on October 30, 1996.

     In compliance with FERC's Order No. 888, on July 9, 1996, Virginia Power filed an open access transmission service tariff, which became effective on July 9, 1996. On October 10, 1996, FERC issued a procedural order, scheduling a hearing for April 28, 1997. Virginia Power and all parties reached a settlement of issues raised in the proceeding, and on March 20, 1997, those parties jointly filed with FERC the Settlement Agreement and Motion to Certify the Settlement Agreement. Virginia Power is awaiting action on that motion by the presiding Administrative Law Judge.

Virginia

     In 1995, the Virginia Commission authorized Virginia Power to implement a pilot program providing a real time pricing (RTP) option for its industrial customers with loads in excess of 10 Mw. Under this option, all or a portion of an industrial customer's load growth would be supplied at projected incremental hourly production costs, adjusted for line losses and taxes, plus a margin of
0.6 cents per Kwh. Additionally, a marginal cost-based Generation Capacity Adder and a Transmission Capacity Adder would be applicable during those hours when the Virginia Power system is approaching its forecasted annual peak demand. Up to 20% of an industrial customer's existing load could be served on an RTP basis if the customer executes a five-year contract for such service. On July 24, 1996, the Commission expanded the RTP schedule to make it available to commercial and industrial customers with loads above 5 Mw.

     On July 31, 1996, Virginia Power filed with the Virginia Commission a revised Schedule 19, which governs purchases from cogenerators and small power producers of 100 kW or less. The schedule, which contains rates substantially lower than those previously specified, became effective on an interim basis on January 1, 1997. A hearing was held on January 30, 1997. The parties filed briefs on March 14, 1997.

     On October 7, 1996, the Virginia Commission ordered that its investigation regarding spent nuclear fuel disposal be consolidated with Virginia Power's next fuel recovery proceeding. On October 21, 1996, Virginia Power filed an application with the Commission to increase its fuel cost recovery by approximately $48.2 million. On November 12, 1996, the Commission ordered that the hearing on the consolidated proceedings be delayed from November 27, 1996 to February 27, 1997, and that Virginia Power's proposed fuel factor become effective on December 1, 1996. On January 8, 1997, the Commission postponed the hearing to April 17, 1997. Any potential adjustments to the factor ordered after hearing will be reflected prospectively after entry of the final order. On March 7, 1997, the Commission Staff filed a motion requesting that the Commission remove the spent fuel disposal issue from Virginia Power's pending fuel factor proceeding and return it to a separate proceeding.

North Carolina

     On September 13, 1996, Virginia Power filed an application with the North Carolina Utilities Commission for a $3.2 million decrease in fuel rates. On December 10, 1996, the Commission approved a $3.3 million decrease, effective January 1, 1997.

     On November 4, 1996, Virginia Power filed for approval of a new Schedule 19 which governs purchases from cogenerators and small power producers. Virginia Power proposed rates substantially lower than those previously specified as well as proposed to reduce the applicability threshold to 100 kW and shorten the maximum term of contracts under Schedule 19 to five years.

                        VIRGINIA POWER SOURCES OF POWER

Virginia Power Generating Units

                                                                                                      Type           Summer
                                                                                       Years           of          Capability
                        Name of Station, Units and Location                           Installed       Fuel             Mw
                        -----------------------------------                           --------   ---------------   ----------
Nuclear:
  Surry Units 1 & 2, Surry, Va.....................................................   1972-73        Nuclear          1,602
  North Anna Units 1 & 2, Mineral, Va..............................................   1978-80        Nuclear          1,790(a)
                                                                                                                   ----------
     Total nuclear stations........................................................                                   3,392
                                                                                                                   ----------
Fossil Fuel:
  Steam:
     Bremo Units 3 & 4, Bremo Bluff, Va. ..........................................   1950-58         Coal              227
     Chesterfield Units 3-6, Chester, Va. .........................................   1952-69         Coal            1,250
     Clover Units 1 & 2, Clover, Va. ..............................................   1995-96         Coal              882(b)
     Mt. Storm Units 1-3, Mt. Storm, W. Va. .......................................   1965-73         Coal            1,587
     Chesapeake Units 1-4, Chesapeake, Va. ........................................   1953-62         Coal              595
     Possum Point Units 3 & 4, Dumfries, Va. ......................................   1955-62         Coal              322
     Yorktown Units 1 & 2, Yorktown, Va. ..........................................   1957-59         Coal              326
     Possum Point Units 1, 2, & 5, Dumfries, Va. ..................................   1948-75          Oil              929
     Yorktown Unit 3, Yorktown, Va. ...............................................   1974          Oil & Gas           818
     North Branch Unit 1, Bayard, W. Va. ..........................................   1994         Waste Coal            74(c)
Combustion Turbines:
  35 units (8 locations)...........................................................   1967-90       Oil & Gas         1,019
Combined Cycle:
  Chesterfield Units 7 & 8, Chester, Va. ..........................................   1990-92       Oil & Gas           397
                                                                                                                   ----------
     Total fossil stations.........................................................                                   8,426
Hydroelectric:
  Gaston Units 1-4, Roanoke Rapids, N.C. ..........................................   1963        Conventional          225
  Roanoke Rapids Units 1-4, Roanoke Rapids, N.C. ..................................   1955        Conventional           96
  Other............................................................................   1930-87     Conventional            3
  Bath County Units 1-6, Warm Springs, Va. ........................................   1985       Pumped Storage       1,260(d)
                                                                                                                   ----------
     Total hydro stations..........................................................                                   1,584
                                                                                                                   ----------
     Total Virginia Power generating unit capability...............................                                  13,402
                                                                                                                   ----------
Net Utility Purchases..............................................................                                   1,030
Non-Utility Generation.............................................................                                   3,509
                                                                                                                   ----------
     Total Capability..............................................................                                  17,941
                                                                                                                   ----------
                                                                                                                   ----------

---------------

(a) Includes an undivided interest of 11.6 percent (208 Mw) owned by Old Dominion Electric Cooperative (ODEC).

(b) Includes an undivided interest of 50 percent (441 Mw) owned by ODEC.

(c) Effective January 25, 1996, this unit was placed in a cold reserve status.

(d) Reflects Virginia Power's 60 percent undivided ownership interest in the 2,100 Mw station. A 40 percent undivided interest in the facility is owned by Allegheny Generating Company, a subsidiary of Allegheny Power System, Inc. (AP).

     Virginia Power's highest one-hour integrated service area summer peak demand of 14,003 Mw was established on August 2, 1995, and the all-time high one-hour integrated winter peak demand of 14,910 Mw was established on February 5, 1996.

              VIRGINIA POWER SOURCES OF ENERGY USED AND FUEL COSTS

     The average fuel cost of system energy output is shown below:

                                         Mills Per Kilowatt-hour
                                        -------------------------
                                        1996      1995      1994
                                        -----     -----     -----
Nuclear.............................     4.48      4.92      4.89
Coal................................    14.32     14.44     14.61
Oil.................................    27.75     25.11     23.00
Purchased power, net................    21.99     22.50     23.99
Other...............................    26.98     23.82     25.46
Average fuel cost...................    13.47     13.73     14.02

     System energy output is shown below:

                                        Estimated             Actual
                                        ---------     ----------------------
                                          1997        1996     1995     1994
                                        ---------     ----     ----     ----
Nuclear(*)..........................        33%        32 %     32 %     34 %
Coal(**)............................        40         38       39       36
Oil.................................                    1        1        3
Purchased power, net................        24         27       25       23
Other...............................         3          2        3        4
                                           ---        ----     ----     ----
                                           100%       100 %    100 %    100 %
                                           ---        ----     ----     ----
                                           ---        ----     ----     ----

---------------

(*) Excludes ODEC's 11.6 percent ownership interest in the North Anna Power Station.

(**) Excludes ODEC's 50 percent ownership interest in the Clover Power Station

Nuclear Operations and Fuel Supply

     In 1996, Virginia Power's four nuclear units achieved a combined capacity factor of 88.2 percent.

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

     On December 17, 1996, the DOE indicated that it will have to delay the acceptance of spent fuel scheduled to begin in 1998. On-site spent nuclear fuel storage at the Surry Power Station is adequate for Virginia Power's needs until the DOE begins accepting spent fuel. The North Anna Power Station will require additional spent fuel storage capacity in 1998. Virginia Power submitted a license application to the NRC in May 1995 for such a facility at North Anna.

     For details regarding nuclear insurance and certain related contingent liabilities as well as a NRC rule that requires proceeds from certain insurance policies to be used first to pay stabilization and decontamination expenses, see Note Q to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1996 Annual Report to Shareholders.

Fossil Operations and Fuel Supply

     The commercial operation of Clover Power Station Unit 2 began on March 28, 1996. The summer capability of both Units 1 and 2 have been determined to be 441 Mw.

     Virginia Power's fossil fuel mix consists of coal, oil and natural gas. In 1996, Virginia Power consumed approximately 12 million tons of coal. As with nuclear fuel, Virginia Power utilizes both long-term contracts and spot purchases to support its needs. Virginia Power presently anticipates that sufficient coal supplies at reasonable prices will be available for the remainder of the 1990s. Current projections for an adequate supply of oil remain favorable, barring unusual international events or extreme weather conditions which could affect both price and supply.

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

     Virginia Power has a diversity exchange agreement with AP under which AP delivers 200 Mw to Virginia Power in the summer and Virginia Power delivers 200 Mw to AP in the winter.

     Virginia Power also has 65 non-utility power purchase contracts with a combined dependable summer capacity of 3,524 Mw. Of this amount, 3,509 Mw were operational at the end of 1996 with the balance scheduled to come on-line through 1999 (see Non-Utility Generation under VIRGINIA POWER FUTURE SOURCES OF POWER below and Note Q to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1996 Annual Report to Shareholders). In an effort to mitigate its exposure to above-market long-term purchased power contracts, Virginia Power is evaluating its long-term purchased power contracts and negotiating modifications to their terms, including cancellations, where it is determined to be economically advantageous to do so. Virginia Power has also negotiated settlements with several other parties to terminate their rights to sell power to Virginia Power.

     In 1995, a wholesale power group was formed within Virginia Power to actively participate in the purchase and sale of wholesale electric power in the open market. The wholesale power group has expanded Virginia Power's trading range beyond the geographic limits of the Virginia Power service territory, and has developed trading relationships with utilities on a nationwide basis. During 1996, Virginia Power expanded its gas marketing activities, trading in the open market both within and outside the Virginia Power service territory. The gas marketing function is organized as a part of the wholesale power group and broadens Virginia Power's product mix to provide a full range of wholesale energy marketing services.

     On August 15, 1996, pursuant to the provisions of the Interconnection and Operating Agreement between ODEC and Virginia Power, ODEC gave written notice of its intent to reduce its supplemental demand purchases under that Agreement to zero within nine years. 1997 supplemental demand charges (other than charges relating to transmission and distribution which will continue in any case) are expected to be $63 million. On November 19, 1996, Virginia Power and ODEC reached principles of agreement providing that Virginia Power will continue to supply all of ODEC's supplemental capacity needs through 2005, rather than the declining amounts after 1999 under prior agreements. Under the principles of agreement, Virginia Power's recovery of fixed charges will be reduced over time as supplemental capacity rates transition from fully-embedded costs to market-based pricing. Virginia Power estimates the reduced rates, offset in part by other revenues which may be earned under the agreement, will decrease income before taxes by approximately $38 million through 2005.

                                INTERCONNECTIONS

     Virginia Power maintains major interconnections with Carolina Power and Light Company, AEP, AP and the utilities in the Pennsylvania-New Jersey-Maryland Power Pool. Through this major transmission network, Virginia Power has arrangements with these utilities for coordinated planning, operation, emergency assistance and exchanges of capacity and energy.

     On June 19, 1996, a transmission alliance was formed among Virginia Power, AP, Centerior Energy and Ohio Edison to promote fair and equitable use of the transmission systems. This alliance is an outgrowth of the General Agreement on Parallel Paths (GAPP), a group of 21 utilities, independent power producers, cooperatives, and public power authorities, that was formed in the early 1990s to work on a series of principles to govern inter-system wholesale power transfers. The four utilities that are initiating the transmission alliance are all members of the GAPP initiative and are forming the alliance to specifically further the principles of GAPP as the electric utility industry continues the evolution to, and beyond, open access transmission service. The alliance has adopted the specific GAPP principles to ensure that proper reimbursement is made to each alliance utility handling a power transfer through the parallel path concept. A GAPP Matrix Subcommittee will determine the parallel paths any specific transaction will take and the GAPP compensation procedure will determine the compensation owed to the utilities involved. Virginia Power views the alliance as an important step towards implementing flow and distance sensitive pricing of transmission service.

     On December 4, 1996, Virginia Power and five other North American utilities announced plans for a test of principles designed to maintain the reliability of electric transmission systems, encourage optimal use of the facilities, and ensure fair payment for their use. Virginia Power and the four other U.S. utilities involved in the plan asked FERC for permission to test compensation methods contained in GAPP. Using the GAPP principles, participants in the test would use actual power flows to allocate among themselves transmission service revenues. The five U.S. participants asked FERC for permission to begin the test on April 2, 1997. In addition to Virginia Power, the U.S. participants in the test include Allegheny Power, Centerior Energy, Ohio Edison and the Southern Company. While not under FERC jurisdiction, Ontario Hydro is also a participant in the experiment. The experiment would also give utilities more thorough information on the use of regional transmission capacity by utilizing the GAPP Information System (GIS). This system stores data regarding scheduled power transactions and analyzes the anticipated paths the power will take during the transfers. The information is essential for optimal use of the integrated transmission network.

     The GAPP principles have been developed during the last five years by a broad cross-section of transmission users, including utilities in the United States and Canada, public power authorities, rural electric cooperatives, power marketers and independent power producers. The principles are designed to deal with the issue of parallel flows. Within tightly interconnected transmission grids, power does not always flow in a direct path -- often called the "contract path" -- from seller to buyer. The power may in fact flow through several adjoining systems to get to the end-user, even if the buyer and seller are directly interconnected. Under current rules, utilities are not fully compensated for the use of these "parallel paths." Compensation for transmission services historically has been based on contract paths. The companies in the GAPP experiment will analyze the paths power actually takes through their system, then allocate transmission service compensation to reflect those paths. For the five utilities in the United States, the allocations will be based on the open access transmission tariffs each filed with FERC in response to FERC Order 888. In their filing, the participants noted that the test could be expanded to include additional utilities and other entities that receive revenue from transmission services. The test will have no effect on the rates the six utilities charge for transmission services.

     Virginia Power and Appalachian Power Company (AEP Virginia) (an operating unit of AEP) have each sought approval from the Virginia Commission to construct interconnecting transmission facilities. AEP Virginia proposes to construct 116 miles of 765 Kv line to connect with Virginia Power's proposed 102 miles of 500 Kv line. Virginia Power does not intend to build its facility unless the AEP Virginia facility, which requires approval in West Virginia as well as Virginia, is also approved and built. Approval of both facilities has been recommended by a Virginia Commission Hearing Examiner. On December 13, 1995, the Virginia Commission issued an Interim Order in the AEP Virginia case in which it found that additional transmission capacity is needed but directed AEP Virginia to provide further information as to routing, mitigation of visual impact, and uses of the line.

                            FUTURE SOURCES OF POWER

     As reported earlier, both the Hoosier 400 Mw long-term purchase and the AEP 500 Mw long-term purchase will expire on December 31, 1999. With the scheduled termination of 900 Mw of long-term purchases and continued system load growth, Virginia Power presently anticipates adding 1,200 Mw of short-term (three-year) purchases beginning in the year 2000. Virginia Power has and will pursue capacity acquisition plans to provide that capacity and maintain a high degree of service reliability. This capacity may be owned and operated by others and sold to Virginia Power or may be built by Virginia Power if it determines it can build capacity at a lower overall cost. Virginia Power also pursues conservation and demand-side management (see CONSERVATION AND LOAD MANAGEMENT below).

     Virginia Power's continuing program to meet future capacity requirements is summarized in the following table:

Company Owned Generation

     No Company owned generation is currently in the planning or construction stages.

Non-Utility Generation

                                             Number of
                                             Projects                           Mw
                                             ---------                         -----
Projects Operational                             62                            3,509
Projects Financed                                 0                                0
Unfinanced Projects                               3                               15
                                                 --
                                                                               -----
Total Contracts                                  65                            3,524
                                                 --                            -----
                                                 --                            -----



     For additional information, see Note Q to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1996 Annual Report to Shareholders.

                     COMPETITION AND STRATEGIC INITIATIVES

     A number of developments in the United States are causing a trend toward less regulation of and more competition in the electric utility industry. This is evidenced by legislative and regulatory action at both the federal and state levels. To the extent that competition is either authorized or mandated and regulation is eliminated or relaxed, electric utilities will no longer, in the absence of appropriate legislative or regulatory action during the transition period, be guaranteed an opportunity to recover all of their prudently-incurred costs including their cost of capital, and utilities with costs that exceed the market prices established by the competitive market will run the risk of suffering losses, which may be substantial.

     Virginia Power has responded to these trends by undertaking cost-cutting measures, engaging in re-engineering efforts of its core business processes, and pursuing a strategic planning initiative (called Vision 2000) to encourage innovative approaches to servicing traditional markets and to develop appropriate methods by which to service future markets. Virginia Power has established separate business units for its nuclear operations, fossil and hydroelectric operations, commercial operations and its energy services business. A re-engineering and re-missioning review of the Fossil and Hydroelectric Business Unit and Nuclear Business Unit has been completed and implementation is now complete. The Corporate Center is now in the final stages of review. Virginia Power's Commercial Operations Business Unit has completed its review and has begun implementation of several organizational modifications and applications of new technology to improve customer service and reduce operational costs. Some of these improvements will require investments of approximately $100 million, which will be expended over several years.

     Virginia Power has created a subsidiary to provide nuclear management and operation services to electric utilities seeking assistance in the management and operation of their nuclear generating facilities; it acquired an operating business, A&C Enercom, Inc., a provider of marketing, program planning and design, customer engineering and energy consulting services; it is seeking approval to engage in the telecommunications business; and it is in the planning stages of creating additional subsidiaries to engage in these and other unregulated businesses. It is also taking regulatory and legislative initiatives designed to enhance the likelihood that the transition to competition is an orderly one and that Virginia Power will not be prevented from recovering prudently-incurred costs and investments.

     In addition, Virginia Power is actively pursuing opportunities to expand its markets through strategic alliances with partners whose strengths, market position and strategies complement Virginia Power's and where efficiencies can be gained through the alliance.

     A significant part of Virginia Power's strategy relies on developing "non-traditional" business opportunities designed to provide growth in earnings. The Energy Services Business Unit is the most prominent example of this growth strategy. The Energy Services Business Unit is expected to contribute to earnings growth by offering the market a portfolio of energy related products and services. Other examples of such opportunities include the Fossil & Hydro Business Unit, through which Virginia Power will target process type industries, such as chemical, paper, plastics and petroleum to become a service provider of instrumentation equipment, and the Nuclear Business Unit, whose position as an industry leader offers opportunities to provide services to other nuclear utilities striving to improve their safety records. The Commercial Operations Business Unit will provide power distribution related service. Finally, the Telecommunications Act of 1996 opened up opportunities to generate growth through use of existing telecommunications infrastructure to provide telecommunications services and new energy services through Virginia Power's existing fiber-optic network.

     Virginia Power has organized a wholesale power group to engage in off-system wholesale purchases and sales, and that group is developing trading relationships beyond the geographic limits of Virginia Power's retail service territory. Virginia Power has also been successful in negotiation of wholesale requirements contracts with multi-year provisions for notice of termination of service and a long-term contract with large federal government customers for service to facilities within Virginia Power's service territory and has obtained regulatory approval of innovative pricing proposals for industrial loads, although rate concessions have been necessary in some cases. To date, Virginia Power has not experienced any material loss of load, and the reduction of 1997 revenues attributable to such rate concessions is expected to approximate $22 million.

     For a more detailed discussion, see Competition under FUTURE ISSUES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        CONSERVATION AND LOAD MANAGEMENT

     Virginia Power is committed to evaluating and selecting demand-side and supply-side options on a consistent basis in order to provide reliable, low-cost service to its customers. Conservation and load management programs are selected annually at Virginia Power through an integrated resource planning process which directly compares the stream of costs and benefits from supply-side and demand-side options. This process supports the selection of a conservation and load management portfolio which contributes both to the selection of low-cost resources to meet the future electricity needs of Virginia Power's customers as well as the efficient use of current resources.

     Recent declines in avoided costs and the arrival of competition have caused Virginia Power to modify the package of cost-effective measures which it supports in the annual Energy Efficiency Plan. In the future, Virginia Power anticipates a greater reliance on the use of price signals to convey information to our customers regarding costs, resulting in more efficient purchase decisions. Finally, in an investigation sparked by the fundamental changes occurring in the electric utility industry, the Virginia Commission has requested Virginia Power to evaluate the Commission's current policies regarding conservation and load management programs.

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

     The civil action filed December 13, 1995, in the United States District Court for the Eastern District of Virginia, Norfolk Division, was dismissed by the Federal Court on August 7, 1996. However, two civil actions have been filed in the Virginia Circuit Court of the City of Norfolk against the City of Norfolk and Virginia Power, one for fifteen million dollars and one for three million dollars, by property owners who each allege contamination of their respective properties by hazardous substances originating on nearby property now owned by the city and formerly owned by Virginia Power. Virginia Power has filed answers denying liability. A trial date of August 18, 1997 has been set for the action seeking fifteen million dollars.

     In reference to the lawsuit filed by Dominion Energy and Dominion Cogen D.C., Inc. (collectively, Plaintiffs) against the District of Columbia (the District) for deprivation of due process, the Court on March 4, 1997 denied in part the District's partial motion for summary judgment on Plaintiff's contracts clause claim and denied in its entirety the District's motion for partial summary judgment on Plaintiff's claims for damages. The Court also permitted 1) the District to assert its counterclaims; and 2) Plaintiffs to amend their complaint. In addition, all parties were ordered to meet and confer regarding the completion of discovery.

     On May 24, 1996, in the proceeding to investigate the holding company structure and the relationship between Dominion Resources and Virginia Power, the Virginia Commission entered an order imposing certain requirements as to the adoption of conflict-of-interest standards, auditing of affiliate transactions, and compensation for executive services. The proceeding was continued until July 12, 1997 to allow the Commission and its Staff to monitor the companies and evaluate whether further action by the Commission might be desirable. A consent order requiring Commission approval before Dominion Resources can take certain actions involving Virginia Power was allowed to expire in accordance with its terms on July 2, 1996.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Name and Age                                Business Experience Past Five Years
------------------------------  ------------------------------------------------------------------------------

Thos. E. Capps (61)             Chairman of the Board of Directors, President and Chief Executive Officer of
                                Dominion Resources from September 1, 1995 to date; Chairman of the Board of
                                Directors and Chief Executive Officer of Dominion Resources from August 15,
                                1994 to September 1, 1995; Chairman of the Board of Directors, President and
                                Chief Executive Officer of Dominion Resources from December 30, 1992 to August
                                15, 1994; President and Chief Executive Officer of Dominion Resources and Vice
                                Chairman of the Virginia Electric and Power Company Board of Directors prior to December 30, 1992.

James T. Rhodes (55)            President and Chief Executive Officer of Virginia Electric and Power Company.

Norman B. M. Askew (54)         Executive Vice President of Dominion Resources and Chief Executive Officer of
                                East Midlands from February 21, 1997 to date; Chief Executive Officer of East
                                Midlands from April 1, 1994 to February 21, 1997; Managing Director from
                                September 1, 1992 to April 1, 1994; President and Managing Director of TI
                                Aerospace and Titeflex International prior to September 1, 1992.

Thomas N. Chewning (51)         Executive Vice President of Dominion Resources from January 1, 1997 to date;
                                Senior Vice President of Dominion Resources from October 1, 1994 to January 1,
                                1997; Vice President of Dominion Resources from November 15, 1992 to October
                                1, 1994; Vice President, Treasurer and Corporate Secretary of Virginia
                                Electric and Power Company prior to November 15, 1992.

David L. Heavenridge (50)       Executive Vice President of Dominion Resources from January 1, 1997 to date;
                                Senior Vice President of Dominion Resources from March 1, 1994 to January 1,
                                1997; Senior Vice President and Controller of Dominion Resources from April 1,
                                1992 to March 1, 1994; Vice President and Controller of Dominion Resources
                                prior to April 1, 1992.

Linwood R. Robertson (57)       Executive Vice President and Treasurer of Dominion Resources from January 1,
                                1997 to date; Senior Vice President-Finance, Treasurer and Corporate Secretary
                                of Dominion Resources from January 1, 1995 to January 1, 1997; Vice
                                President-Finance and Treasurer of Dominion Resources from March 1, 1994 to
                                January 1, 1995; Vice President, Treasurer and Assistant Corporate Secretary
                                of Dominion Resources prior to March 1, 1994.

Thomas F. Farrell, II (42)      Senior Vice President-Corporate and General Counsel of Dominion Resources from
                                January 1, 1997 to date; Vice President and General Counsel of Dominion
                                Resources from July 1, 1995 to January 1, 1997; Partner in the law firm of
                                McGuire, Woods, Battle & Boothe, L.L.P. prior to July 1, 1995.

Donald T. Herrick, Jr. (53)     Vice President of Dominion Resources.

James L. Trueheart (45)         Vice President and Controller of Dominion Resources from March 1, 1994 to date; Assistant Controller of Dominion Resources prior to March 1, 1994.

Patricia A. Wilkerson (41)      Corporate Secretary of Dominion Resources from January 1, 1997 to date;
                                Assistant Corporate Secretary prior to January 1, 1997.

                                    PART II

             ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     Dominion Resources common stock is listed on the New York Stock Exchange and at December 31, 1996 there were 248,929 registered common shareholders of record. Quarterly information concerning stock prices and dividends contained on page 50 of the 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996 in Note U to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS which is filed herein as Exhibit 13, is hereby incorporated herein by reference.

                        ITEM 6. SELECTED FINANCIAL DATA

     This information contained under the caption "Selected Consolidated Financial Data" on page 53 of the 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996 filed herein as Exhibit 13, is hereby incorporated herein by reference.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD-LOOKING INFORMATION

     This annual report contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this report that are not historical facts, are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere in this report, the following important factors should be considered with respect to any forward-looking statements made herein:

     Current governmental policies and regulatory actions both domestic and international (including those of FERC, the EPA, the NRC and the Virginia Commission), industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and storage facilities, recovery of the cost of purchased power, nuclear decommissioning costs, present or prospective wholesale and retail competition, economic and geographic factors including political and economic risks (particularly those associated with international development and operations, including currency fluctuation), changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather related damage, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, competition for new energy development opportunities and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Dominion Resources. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the businesses of Dominion Resources.

     Any forward-looking statement speaks only as of the date on which such statement is made, and Dominion Resources undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Overview

     Dominion Resources achieved earnings of $472.1 million in 1996 or $2.65 per average common share, compared with earnings of $425 million in 1995 or $2.45 per share. Virginia Power's utility operations increased its contribution to $421.8 million in 1996 or $2.37 per share, from the $388.7 million earned in 1995 or $2.24 per share. Dominion Energy's independent power and natural gas operations earned $32.5 million in 1996 or 18 cents per share, a slight decrease from the $35 million earned in 1995 or 20 cents per share. Dominion Capital's financial services and real estate businesses earned $28.5 million in 1996 or 16 cents per share, an increase over the $17.6 million earned in 1995 or 10 cents per share. Corporate overhead expenses fell in 1996, reducing its net loss to $10.7 million or 6 cents per share, compared with a net loss in 1995 of $16.3 million or 9 cents per share.

                                   NET INCOME

                                                                           1996      Change      1995      Change      1994
                                                                          ------     ------     ------     ------     ------
                                                                                              (millions)
Virginia Power........................................................    $421.8       8.5%     $388.7      (4.0)%    $404.9
Dominion Energy.......................................................      32.5      (7.1)%      35.0     (41.3)       59.6
Dominion Capital......................................................      28.5      61.9%       17.6      (6.9)%      18.9
Corporate.............................................................     (10.7)    (34.4)%     (16.3)    213.5%       (5.2)
                                                                          ------                ------                ------
Consolidated..........................................................    $472.1      11.1%     $425.0     (11.1)%    $478.2
                                                                          ------                ------                ------
                                                                          ------                ------                ------
Shares................................................................     178.3       2.6%      173.8       2.1%      170.3
                                                                          ------                ------                ------
                                                                          ------                ------                ------

                               EARNINGS PER SHARE

                                                                              1996      Change     1995      Change     1994
                                                                              -----     ------     -----     ------     -----
Virginia Power............................................................    $2.37       5.8%     $2.24      (5.9)%    $2.38
Dominion Energy...........................................................      .18     (10.0)%      .20     (42.9)%      .35
Dominion Capital..........................................................      .16      60.0%       .10      (9.1)%      .11
Corporate.................................................................     (.06)     33.3%      (.09)   (200.0)%     (.03)
                                                                              -----                -----                -----
Consolidated..............................................................    $2.65       8.2%     $2.45     (12.8)%    $2.81
                                                                              -----                -----                -----
                                                                              -----                -----                -----

     The 1996 results were affected by a number of factors described below:

  Virginia Power

     Earnings were impacted by:

     (Bullet) an increase in kilowatt-hour sales from retail customers due to continued customer growth in the Virginia Power and North Carolina Power service areas; partially offset by lower base revenues due to the effect of mild summer weather in 1996 on summer retail rates; and

     (Bullet) an increase in power marketing (wholesale) and energy services
              (A&C Enercom) revenues; and

     (Bullet) lower other operation and maintenance expenses, even with an additional $21 million in service restoration costs resulting from severe storms like Hurricane Fran, and an additional $22 million due to growth in the energy services business (A&C Enercom); and

     (Bullet) lower restructuring expenses; and

     (Bullet) higher depreciation expenses relating to the new Clover Power
              Station whose units began operating in October 1995 and March
              1996.

  Dominion Energy

     Earnings were impacted by:

     (Bullet) an increase in natural gas production and prices; offset by

     (Bullet) a decrease in income when compared to the gain ($5.4 million, net of tax) realized in 1995 from the sale of the remaining units of the Black Warrior Trust.

  Dominion Capital

     Earnings were impacted by:

     (Bullet) an increase in income from Saxon Mortgage, the new financial services business which originates non-conforming residential mortgages and packages them -- through a securitization -- for sale to institutional investors.

  Corporate

     Earnings were impacted by:

     (Bullet) a decrease in expenses when compared to the $12.4 million of restructuring costs and other charges incurred in 1995.

Virginia Power

  Results of Operations

     As part of the Vision 2000 program to transition Virginia Power to a potential future of competition in the electric utility industry, Virginia Power recorded $91.6 million in restructuring expenses in 1996 and $117.9 million in 1995 (see Note O). Restructuring charges included severance costs, purchased power contract restructuring and negotiated settlement costs, capital project cancellation costs, reserve for expected adjustments to regulatory assets, and other costs. Without restructuring expenses, balance available for common stock in 1996 and 1995 would have increased by $59.5 million and $76.6 million, respectively.

     Virginia Power estimates that the staffing reductions will result in annual savings in the range of $62 million to $90 million. When realized, savings from staffing reductions will be reflected in lower construction expenditures as well as lower operation and maintenance expenses. While Virginia Power may incur additional charges for further staffing reductions in 1997, the amounts are not expected to be significant.

     In 1995, Virginia Power reported a decrease in balance available for common stock of $16.2 million when compared to the 1994 results of $404.9 million. The decrease was primarily due to increases in operating expenses attributable to restructuring costs which reduced earnings by $0.44 per share offset in part by an increase in kilowatt-hour sales from both retail and wholesale customers.

                                                                       1996       Change       1995       Change       1994
                                                                     --------     ------     --------     ------     --------
                                                                                            (millions)
Revenues.........................................................    $4,382.6       0.7%     $4,350.4       4.3%     $4,170.8
Operating expenses...............................................     3,379.4       0.0%      3,379.2       5.0%      3,219.5
Nonoperating expenses, net.......................................       581.4       0.2%        582.5       6.6%        546.4
                                                                     --------                --------                --------
Balance available for common stock...............................    $  421.8       8.5%     $  388.7      (4.0)%    $  404.9
                                                                     --------                --------                --------
                                                                     --------                --------                --------

  Operating Revenues

     As detailed in the chart below, the decrease in 1996 retail revenues reflects a reduction in fuel rate revenues and a reduction in base revenues due to the effect of the mild summer weather in 1996 on Virginia Power's summer retail rates which are designed to reflect expected usage during normal weather conditions, offset in part by continued customer growth during 1996. The increased sales to wholesale customers were primarily a result of Virginia Power's marketing efforts during 1996, offset by a decrease in sales to Old Dominion Electric Cooperative (ODEC) due to completion of Clover Units 1 and 2, of which ODEC owns a 50 percent interest. Other operating revenues increased primarily as a result of the revenues generated by Virginia Power's energy services subsidiary, A&C Enercom.

     In 1995 Virginia Power's revenues increased primarily due to the weather experienced in the last six months of 1995, customer growth and increased sales to wholesale customers.

                               OPERATING REVENUES

                                                                                                                  Increase
                                                                                                                 (decrease)
                                                                                                              from prior year
                                                                                                              ----------------
                                                                                                               1996      1995
                                                                                                              ------    ------
                                                                                                                 (millions)
Customer growth............................................................................................   $ 52.5    $ 76.2
Weather....................................................................................................      4.4      81.6
Base rate variance.........................................................................................    (35.5)      6.3
Fuel rate variance.........................................................................................    (89.6)     (8.9)
Other, net.................................................................................................     34.1      (6.0)
                                                                                                              ------    ------
  Total retail.............................................................................................    (34.1)    149.2
Wholesale..................................................................................................     33.1      32.8
Other operating revenues...................................................................................     33.2      (2.4)
                                                                                                              ------    ------
  Total revenues...........................................................................................   $ 32.2    $179.6
                                                                                                              ------    ------
                                                                                                              ------    ------

     During 1996, Virginia Power had 44,528 new connections to its system compared to 44,955 and 46,741 in 1995 and 1994, respectively.

                              KILOWATT-HOUR SALES

                                                                                  1996     Change     1995     Change     1994
                                                                                 ------    ------    ------    ------    ------
                                                                                                   (millions)
Residential...................................................................   23,039      2.3%    22,512      4.1%    21,621
Commercial....................................................................   19,934      2.3%    19,486      3.6%    18,801
Industrial....................................................................   10,851      2.3%    10,606      3.6%    10,235
Public authorities............................................................    8,474      2.6%     8,261      4.0%     7,950
                                                                                 ------              ------              ------
  Total retail sales..........................................................   62,298      2.4%    60,865      3.8%    58,607
Wholesale.....................................................................   11,020     36.3%     8,088     13.4%     7,134
                                                                                 ------              ------              ------
  Total sales.................................................................   73,318      6.3%    68,953      4.9%    65,741
                                                                                 ------              ------              ------
                                                                                 ------              ------              ------

     The increase in retail kilowatt-hour sales in 1996 compared to 1995 reflects continued customer growth. The increase in sales to wholesale customers was primarily due to Virginia Power's power marketing efforts.

     The increase in kilowatt-hour sales in 1995 compared to 1994 reflects increased customer growth and the weather experienced in the last six months of 1995, partially offset by the milder weather experienced in the first six months of 1995.

                               DEGREE-DAYS CHART

                                                                                                       1996     1995     Normal
                                                                                                       -----    -----    ------
Cooling degree days.................................................................................   1,365    1,667    1,531
Percentage change compared to prior year............................................................   (18.1)%    3.3%
Heating degree days.................................................................................   4,131    3,790    3,672
Percentage change compared to prior year............................................................     9.0%     7.8%

                               OPERATING EXPENSES
                        (EXCLUDING FEDERAL INCOME TAXES)

                                                                         1996      Change      1995      Change      1994
                                                                       --------    ------    --------    ------    --------
                                                                                            (millions)
Fuel, net...........................................................   $  987.0     (2.0)%   $1,006.9      3.5%    $  973.0
Purchased power capacity, net.......................................      700.5      1.8%       688.4      2.8%       669.4
Other operation.....................................................      546.9      0.6%       543.7     (5.8)%      577.4
Maintenance.........................................................      250.9     (3.7)%      260.5     (1.0)%      263.2
Restructuring.......................................................       91.6    (22.3)%      117.9
Depreciation and amortization.......................................      536.4      6.5%       503.5      4.7%       480.7
Taxes, other than federal income....................................      266.1      3.0%       258.3      1.0%       255.8
                                                                       --------              --------              --------
Total...............................................................   $3,379.4      0.0%    $3,379.2      5.0%    $3,219.5
                                                                       --------              --------              --------
                                                                       --------              --------              --------

     Maintenance decreased compared to 1995, primarily as a result of a reduction in expenses attributable to Virginia Power's Vision 2000 initiatives, offset in part by the higher storm damage costs incurred from destructive summer storms, including Hurricane Fran.

     Depreciation and amortization increased compared to 1995, primarily as a result of greater nuclear decommissioning expense and depreciation related to Clover Units 1 and 2 which were placed in service in October 1995 and March 1996, respectively.

     Other operation and maintenance decreased in 1995 compared to 1994. Expenses during 1994 included payroll and voluntary separation costs for those employees who elected to terminate service with Virginia Power under the 1994 Early Retirement and Voluntary Separation Programs, offset in part by recognition of insurance policyholder distributions. Expenses in 1995 reflected a decrease in payroll costs due to reduced staffing levels and weather-related overtime, offset by 1995 salary increases and the impact of employees being reassigned from capital to operation and maintenance activities. In addition, 1995 expenses include expenses associated with the North Branch Power Station, increased obsolete inventory costs, increased accruals for employee benefits, and increased nuclear outage costs.

  Nonoperating Income and Expenses, Net

     Nonoperating expenses, net increased in 1995 as compared to 1994 primarily as a result of higher interest rates on the utility's First and Refunding Mortgage Bonds and Pollution Control Notes and as a result of a reduction of $10.6 million in the interest accrued for prior years on certain tax obligations in 1994.

Dominion Energy

  New Businesses

     Dominion Energy has expanded its oil and natural gas and foreign power generation businesses through the development of existing assets and the following acquisitions.

     In March 1996, Dominion Energy, through a wholly-owned subsidiary, acquired interests in natural gas and oil properties in the Gulf of Mexico. The estimated proved reserves from this acquisition were 36 billion cubic feet of natural gas and 1.9 million barrels of oil and liquids.

     In April 1996, Dominion Energy acquired a gas management and marketing company, Carthage Energy Services, Inc.

     In August 1996, Dominion Energy, through wholly-owned subsidiaries, acquired a 60-percent ownership and management interest in Empresa de Generacion Electrica NorPeru S.A. (EGENOR). EGENOR is a generation company providing power to Peru's northern region. The government-owned ElectroPeru S.A. and the employees of EGENOR collectively retain a 40-percent interest in EGENOR. Dominion Energy continues to assess sale opportunities for a portion of its interest in EGENOR to a third party.

  Results of Operations

     Dominion Energy's net income amounted to $32.5 million as compared to $35 million in 1995. The decrease in earnings was due primarily to a reduction in the company's reported gain on sale of assets which in 1995 included a $5.4 million after tax gain on the sale of Black Warrior Trust Units.

     In 1995, net income decreased by $24.6 million when compared to 1994 primarily due to the sale of the Black Warrior Trust Units in 1994. The sale of the units, which hold royalty interests in proven, developed natural gas properties, provided a net gain of $28.9 million in 1994.

                                                                           1996      Change      1995      Change      1994
                                                                          ------     ------     ------     ------     ------
                                                                                              (millions)
Revenues..............................................................    $267.1       46.5%    $182.3     (13.4)%    $210.6
Operating expenses....................................................     233.8       54.7%     151.1       1.8%      148.4
Nonoperating expenses, net............................................       0.8      121.1%      (3.8)   (246.2)%       2.6
                                                                          ------                ------                ------
Net income............................................................    $ 32.5       (7.1)%   $ 35.0     (41.3)%    $ 59.6
                                                                          ------                ------                ------
                                                                          ------                ------                ------

  Revenues

     In 1996, revenues increased compared to 1995 by $84.8 million. The increase was due to added capacity in foreign power generation resulting from a full year of operations by Empresa Electrica Corani S.A. (Corani) in Bolivia and the 1996 acquisition of EGENOR. In addition, gas price increases and the increase in gas production due to the acquisition and development of natural gas properties provided additional revenues in 1996 not available in 1995.

     In 1995, revenues decreased as compared to 1994 by $28.3 million due to the sale in 1994 of the Black Warrior Trust Units. This revenue reduction was partially offset by the increase in 1995 in gas revenues due to increased gas prices and production.

  Operating Expenses

     In 1996, operating expenses increased by $82.7 million as compared to 1995, primarily due to a full year's incurrence of operating, maintenance and depreciation expenses at Corani. The increase was also due to similar expenses incurred by EGENOR, which was not part of Dominion Energy's operations in 1995, and the additional depreciation and depletion expenses incurred due to the acquisition and development of oil and gas properties.

Dominion Capital

  New Businesses

     On May 13, 1996, Dominion Capital, through a wholly-owned subsidiary, acquired the stock of Saxon Mortgage, Inc. (Saxon Mortgage), the company's single-family mortgage origination division and Meritech Mortgage Services, Inc., the company's single-family mortgage servicing operation. Dominion Capital also organized a new indirect subsidiary, Saxon Asset Securities, Inc., which is responsible for securitizing the single-family residential loans.

  Results of Operations

     Dominion Capital's net income for 1996 amounted to $28.5 million as compared to $17.6 million in 1995. The increase in earnings was primarily due to residential mortgage loan securitizations performed by Saxon Asset Securities, Inc.

     In 1995, Dominion Capital reported a decrease in net income of $1.3 million when compared to the 1994 results of $18.9 million. The results were primarily due to the increase in taxes because of a reduction in other tax benefits and higher income subject to tax. These expenses were offset in part by an increase in revenues at First Source Financial, Inc. (First Source Financial). First Source Financial, which began operations in April 1995, is a commercial lender to middle-market businesses.

                                                                                   1996     Change     1995     Change    1994
                                                                                  ------    ------    ------    ------    -----
                                                                                                   (millions)
Revenues.......................................................................   $186.3     66.6%    $111.8     12.7%    $99.2
Operating expenses.............................................................    106.1     70.0%      62.4     (6.2)%    66.5
Nonoperating expenses, net.....................................................     51.7     62.6%      31.8    130.4%     13.8
                                                                                  ------              ------              -----
Net income.....................................................................   $ 28.5     61.9%    $ 17.6     (6.9)%   $18.9
                                                                                  ------              ------              -----
                                                                                  ------              ------              -----

  Revenues

     In 1996, Dominion Capital's revenues increased $74.5 million when compared to 1995 primarily due to the gains recognized in the securitizations of residential mortgage loans which contributed $41.9 million to revenues.

     Revenues in 1995 were $12.6 million higher than revenues in 1994 primarily due to revenues from First Source Financial.

  Operating Expenses

     In 1996, operating expenses increased by $43.7 million when compared to 1995 due to additional real estate project costs and the operating expenses incurred at Saxon Mortgage, which was acquired in 1996 by Dominion Capital.

  Nonoperating Income and Expenses, Net

     Nonoperating expenses, net increased by $19.9 million in 1996 compared to 1995 primarily due to an increase in pre-tax book income.

     Federal income taxes increased in 1995 compared to 1994 by $18.3 million primarily due to the decrease in other tax benefits plus higher income subject to tax.

Corporate

  Results of Operations

     In 1996, Corporate net loss has decreased by $5.6 million compared to 1995 primarily due to $3.6 million in restructuring expenses and the $8.8 million in other charges recorded in 1995. These expenses included restructuring costs at the holding company as well as litigation and other costs.

     Net income in 1995 decreased $11.1 million compared to 1994 primarily due to the recording of $3.6 million of restructuring expenses and $8.8 million in other charges.

Future Issues

  Utility Issues

     Regulatory Matters: Regulatory policy continues to be of fundamental importance to Virginia Power.

     On October 7, 1996, the Virginia State Corporation Commission (the Virginia Commission) ordered that its investigation regarding spent nuclear fuel disposal be consolidated with Virginia Power's next fuel recovery proceeding. On October 21, 1996, Virginia Power filed an application with the Virginia Commission to increase its annual fuel cost recovery approximately $48.2 million. The proposed fuel factor became effective on December 1, 1996. A hearing has been scheduled for April 17, 1997. Any potential adjustments to the factor ordered after the hearing will be reflected prospectively after entry of the final order.

     On November 12, 1996, the Virginia Commission instituted a proceeding and directed Virginia Power to provide certain information, including any alternative form of regulation proposed by Virginia Power at this time, by March 31, 1997. On March 7, 1997, in this proceeding and in a separate Annual Information Filing proceeding, the Virginia Commission entered an order providing that Virginia Power's rates shall become interim rates subject to refund as of March 1, 1997.

     Various provisions of the Energy Policy Act of 1992 (the Energy Act) that could affect Virginia Power include those provisions encouraging the development of non-utility generation, giving the Federal Energy Regulatory Commission
(FERC) authority to order transmission access for wholesale transactions, requiring higher energy efficiency and alternative fuels use, restructuring of nuclear plant licensing procedures and requiring state regulatory authorities to give full rate treatment for the effects of conservation and demand management programs, including the effects of reduced sales. While the full impact of the Energy Act on Virginia Power cannot at this time be quantified, it is likely, over time, to be significant.

     Competition: A number of developments in the United States are causing a trend toward less regulation of and more competition in the electric utility industry. This is evidenced by legislative and regulatory action at both the federal and state levels. To the extent that competition is either authorized or mandated and regulation is eliminated or relaxed, electric utilities will no longer, in the absence of appropriate legislative or regulatory action during the transition period, be guaranteed an opportunity to recover all of their prudently-incurred costs including their cost of capital, and utilities with costs that exceed the market prices established by the competitive market will run the risk of suffering losses, which may be substantial.

     Virginia Power has responded to these trends by undertaking cost-cutting measures, engaging in re-engineering efforts of its core business processes, and pursuing a strategic planning initiative (called Vision 2000) to encourage innovative approaches to servicing traditional markets and to develop appropriate methods by which to service future markets. Virginia Power has established separate business units for its nuclear operations, fossil and hydroelectric operations, commercial operations and its energy services business. It has created a subsidiary to provide nuclear management and operation services to electric utilities seeking assistance in the management and operation of their nuclear generating facilities; it has acquired an operating business, A&C Enercom, Inc., a provider of marketing, program planning and design, customer engineering and energy consulting services; it is seeking approval to engage in the telecommunications business; and it is in the planning stages of creating additional subsidiaries to engage in these and other unregulated businesses. It is also taking regulatory and legislative initiatives designed to enhance the likelihood that the transition to competition is an orderly one and that Virginia Power will not be prevented from recovering prudently-incurred costs and investments.

     In addition, Virginia Power is actively pursuing strategic alliances with partners whose strengths, market position and strategies complement Virginia Power's and where efficiencies can be gained through the alliance.

     Virginia Power has organized a wholesale power group to engage in off-system wholesale purchases and sales, and that group is developing trading relationships beyond the geographic limits of Virginia Power's retail service territory. Virginia Power has also been successful in negotiation of wholesale requirements contracts with multi-year provisions for notice of termination of service and a long-term contract with large federal government customers for service to facilities within Virginia Power's service territory and has obtained regulatory approval of innovative pricing proposals for industrial loads, although rate concessions have been necessary in some cases. To date, Virginia Power has not experienced any material loss of load, and the reduction in 1997 revenues attributable to such rate concessions is expected to approximate $22 million.

     Competition-Wholesale: Competition at the wholesale level has been mandated by the Energy Act and FERC regulations thereunder. During 1996, sales to wholesale customers represented approximately 8 percent of Virginia Power's total revenues from electric sales. Approximately 4 percent of wholesale revenues resulted from Virginia Power's marketing efforts to make off-system sales.

     FERC established the requirements for open transmission access and related matters in final rules issued on April 24, 1996 in Order No. 888 and Order No.
889. This enables other suppliers of power to displace electric service provided by a utility to wholesale customers served by the utility's transmission system, unless those customers are required by contract to take service from the utility. The orders required utilities to file with FERC an open access transmission tariff, which Virginia Power did on July 9, 1996; they require utilities to take transmission service under that tariff for wholesale power sales; they provide for utilities to recover legitimate, prudent and verifiable costs that would be unrecoverable in a competitive market (stranded costs); they require utilities to participate in an open access same-time information system (OASIS); and they require separation of transmission operations and reliability functions from wholesale merchant and marketing functions. FERC also issued a notice of proposed rulemaking proposing replacement of open access tariffs with a capacity reservation tariff by December 31, 1997. On March 4, 1997, FERC issued Order No. 888-A, in which it addressed requests for rehearing of Order No. 888. Order No. 888-A essentially reaffirms the basic principles of Order No. 888 and clarifies and makes limited modifications to Order No. 888. Parties seeking judicial review of Order Nos. 888 and 888-A must file petition for review with the appropriate United States Court of Appeal by May 5, 1997.

     On August 15, 1996, pursuant to the provisions of the Interconnection and Operating Agreement between ODEC and Virginia Power, ODEC gave written notice of its intent to reduce its supplemental demand purchases under that Agreement to zero within nine years. 1997 supplemental demand charges (other than charges relating to transmission and distribution which will continue in any case) are expected to be $63 million. On November 19, 1996, Virginia Power and ODEC reached principles of agreement providing that Virginia Power will continue to supply all of ODEC's supplemental capacity needs through 2005, rather than the declining amounts after 1999 under prior agreements. Under the principles of agreement, Virginia Power's recovery of fixed charges will be reduced over time as supplemental capacity rates transition from fully-embedded costs to market-based pricing. Virginia Power estimates the reduced rates, offset in part by other revenues which may be earned under the agreement, will decrease income before taxes by approximately $38 million through 2005.

     Competition-Retail: General retail competition presently is not authorized in Virginia and North Carolina, and as a result Virginia Power faces competition for retail sales only in the ability of certain business customers to relocate among utility service territories, to substitute other energy sources for electric power, and to generate their own electricity. But major customers, principally industrial, and other suppliers of power are advocating retail competition vigorously in Congress and in the Virginia and North Carolina legislatures and commissions. Legislation either to authorize or require retail competition is under consideration in the present Congress; a joint subcommittee of the Virginia Senate and House of Delegates is considering whether and how such competition should be allowed or required; and legislation is pending before the North Carolina General Assembly that would establish a study commission to determine whether legislation is necessary to ensure adequate, reliable and economical electric service in light of current trends in the industry.

     Virginia Power has been advocating a cautious and measured approach to the question of retail competition. In 1996 it initiated legislation, which was enacted by the Virginia General Assembly and became effective on July 1, 1996, that authorizes the Virginia Commission to approve alternative forms of regulation, economic development rates and packages of incentive rates; that facilitates a regulated utility's ability to enter into joint ventures and partnerships; that authorizes the

Virginia Commission to determine the treatment of stranded costs for service to federal customer accounts, which are otherwise outside the Commission's ratemaking jurisdiction; that establishes that a local referendum must be held before municipalization of utility services may occur for services previously provided by a utility; and that authorizes the Virginia Commission to determine stranded cost payments when utility property is condemned by a municipality or other corporation possessing the power of eminent domain. Virginia Power has also obtained regulatory approval of innovative pricing proposals for industrial loads in Virginia and North Carolina and entered into an energy partnership with a key industrial customer.

     The Virginia Commission is taking an active interest in retail competition in the electric utility industry and the industry restructuring that might accompany such competition. It has instituted both a generic investigation of industry restructuring and competition and a separate proceeding specifically involving Virginia Power. Virginia Power has proposed in that case an alternative regulatory plan intended to facilitate an orderly transition to competition, if such competition should be allowed, including full recovery of any potentially stranded costs. Virginia Power's case was filed with the Commission on March 24, 1997, and it proposes a freeze of present rates through December 31, 2002, during which a portion of earnings above the approved level would be used to accelerate the write-off of generation-related regulatory assets and mitigate the costs associated with payments under power purchase contracts with non-utility generators. If the proposed plan is approved, Virginia Power would commit to writeoff $494 million of regulatory assets or other potentially stranded costs during the five-year rate freeze period; however, Virginia Power believes that current rates, which are requested to remain in effect, would be sufficient to permit the recognition of these costs without adversely impacting the results of operations during and after the five-year period. Virginia Power also seeks approval of the principle of stranded cost recovery as well as approval of a Transition Cost Charge mechanism by which costs that may become stranded at the onset of competition will be recoverable from customers who elect to purchase their power in the competitive market if retail competition is allowed in Virginia. The Commission has not established a procedural schedule for Virginia Power's case.

     For a more detailed description of the Virginia Commission proceedings, see Regulation under Item 1. BUSINESS.

     Competition-SFAS 71: Virginia Power's regulated rates are designed to recover its prudently incurred costs of providing service, including the opportunity to earn a reasonable return on its shareholders' investment. Virginia Power's financial statements reflect assets and costs under this cost-based rate regulation in accordance with Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation," which provides that certain expenses normally reflected in income are deferred on the balance sheet as regulatory assets and are recognized as the related amounts are included in rates and recovered from customers. Continued accounting under SFAS 71 requires that rates designed to recover the utility's specific costs of providing service, are, and will continue to be, established by regulators. The presence of increasing competition that limits the utility's ability to charge rates that recover its costs, or a change in the method of regulation with the same effect, could result in the discontinued applicability of SFAS 71.

     Rate-regulated companies are required to write off regulatory assets against earnings whenever those assets no longer meet the criteria for recognition as defined by SFAS 71. In addition, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires a review of long-lived assets for impairment whenever events or changes in circumstances, such as those used to determine continued applicability of SFAS 71, indicate that the carrying amount of an asset may not be recoverable.

     Virginia Power's operations currently satisfy the SFAS 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on Virginia Power's results of operations and financial position may result. In light of changes predicted for the electric utility industry, Virginia Power will continue monitoring its regulated operations in light of the SFAS 71 requirements.

     Competition -- Exposure to Potentially Stranded Costs: Under traditional cost-based regulation, utilities have generally had an obligation to serve supported by an implicit promise of the opportunity to recover prudently incurred costs. The most significant potential adverse effect of competition is "stranded costs," those costs incurred or commitments made by utilities under cost-based regulation that may not be reasonably expected to be recovered in a competitive market. Regulatory assets recognized under SFAS 71, unrecovered investment in power plants, commitments such as long-term purchased power contracts and nuclear decommissioning costs are items that may become stranded costs if prices for electric services are determined by the market rather than based on the cost of providing that service.

     Virginia Power's potential exposure to stranded costs is comprised of long-term purchased power contracts that may be above market, costs pertaining to certain generating plants that may become uneconomic in a deregulated environment and regulatory assets for items such as income tax benefits previously flowed-through to customers, deferred losses on reacquired debt, and other costs (see Note D to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1996 Annual Report to Shareholders). In addition, unfunded obligations for nuclear plant decommissioning and postretirement benefits not yet recognized in the financial statements could contribute to Virginia Power's exposure to potentially stranded costs (see

Notes A and N to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1996 Annual Report to Shareholders).

     Any forecast of potentially stranded costs is inextricably tied to the assumptions made at the time of the analysis, including the timing of open access (customer choice) in the market for electric service, the extent of open access permitted, potential prices in the competitive market, sales and load growth forecasts, future operating performance, rate revenues permitted during the transition, cost structure over time, mitigation opportunities and stranded cost recovery mechanisms. The calculation of potentially stranded costs is extremely sensitive to the various assumptions made. Certain combinations of these assumptions as applied to Virginia Power would produce little to no stranded costs; under other scenarios Virginia Power's exposure to potentially stranded costs could be substantial.

     Virginia Power is presently assessing the reasonableness of various possible assumptions, but it has not been able to settle on any particular combination thereof. Thus Virginia Power's maximum exposure to potentially stranded costs is uncertain, as is the extent to which such costs, if any, will be recoverable from customers. Virginia Power believes that recovery of such costs, if any, is appropriate and will vigorously pursue the recovery of any potentially stranded costs with the regulatory commissions having jurisdiction over its operations and continue to implement cost-reduction measures in an effort to mitigate the amount at risk.

     Presently, Virginia Power expects to continue to operate under regulation and to recover its cost of providing traditional electric service. However, the form of cost-based rate regulation under which Virginia Power operates is likely to evolve as a result of various legislative or regulatory initiatives, including Virginia Power's alternative regulatory plan filed with the Virginia Commission on March 24, 1997.

     At this time, Virginia Power management can predict neither the ultimate outcome of regulatory reform in the electric utility industry nor the impact such changes would have on Virginia Power.

     Environmental Matters: Virginia Power is subject to rising costs resulting from a steadily increasing number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment, and monitoring obligations of Virginia Power. These costs have been historically recovered through the ratemaking process; however, should material costs be incurred and not recovered through rates, Virginia Power's results of operations and financial condition could be adversely impacted.

     Virginia Power incurred expenses of $71.1 million, $68.3 million, and $67.3 million (including depreciation) during 1996, 1995, and 1994, respectively, in connection with the use of environmental protection facilities and expects these expenses to be approximately $71.5 million in 1997. In addition, capital expenditures to limit or monitor hazardous substances were $22.4 million, $23.4 million, and $47.3 million for 1996, 1995, and 1994, respectively. The amount estimated for 1997 for these expenditures is $14.3 million.

     The Clean Air Act, as amended in 1990, requires Virginia Power to reduce its emissions of sulfur dioxide (SO(2)) and nitrogen oxides (NO(x)). Beginning in 1995, the SO(2) reduction program is based on the issuance of a limited number of SO(2) emission allowances, each of which may be used as a permit to emit one ton of SO(2) into the atmosphere or may be sold to someone else. The program is administered by the Environmental Protection Agency (EPA).

     Virginia Power has installed SO(2) control equipment on Unit 3 at Mt. Storm Power Station. The SO(2) control equipment began operation on October 31, 1994. The cost of this and related equipment was $147 million. Additional plans for SO2 control involve switching to lower sulfur coal, purchase of emission allowances and additional SO(2) controls. Maximum flexibility and least-cost compliance will be maintained through annual studies. Virginia Power has completed its compliance plan for NO(x) control, with the exception of some additional studies concerning Phase II of the Clean Air Act, for which the EPA issued final regulations in December 1996, and ozone control requirements, for which regulations have not yet been promulgated.

     In 1996, Virginia Power installed NO(x) controls on Possum Point Unit 4 at a cost of about $4 million, and at Mt. Storm Unit 3 at a cost of about $6 million. The utility plans to install additional NO(x) controls and modify existing controls at Mt. Storm Units 1 and 2 in 1997, and to seek alternative emission limitations from the EPA for all three Mt. Storm Units. The utility has notified the EPA of its decision (called "early election") to begin complying with Phase I NO(x) limits at ten of its units in Virginia in 1997, three years earlier than otherwise required. As a result, the units will not be subject to more stringent Phase II limits until 2008.

     In order to assist the Virginia Department of Environmental Quality in maintaining good air quality in the Richmond and Hampton Roads regions, and to avoid the necessity of more stringent regulations, Virginia Power made voluntary commitments in 1996 to cap NO(x) emissions at its Chesterfield and Yorktown Power Stations and the Chesapeake Energy Center beginning in 2000.

     Capital expenditures on Clear Air Act compliance over the next five years are projected to be approximately $21 million. Changes in the regulatory environment, availability of allowances, and emissions control technology could substantially impact the timing and magnitude of compliance expenditures.

     The Clean Air Act amendments also require Virginia Power to obtain operating permits for all major emissions-emitting facilities. Permit applications have been submitted, and deemed complete by the regulatory authorities, for the Mt. Storm and North Branch power stations. Applications for the Virginia stations are expected to be filed within the next two years.

     Electromagnetic Fields: The possibility that exposure to electromagnetic fields (EMFs) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been a subject of increased public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties. It is too soon to tell what, if any, impact EMFs may have on the company's financial condition.

     Nuclear Operations: The Nuclear Regulatory Commission (NRC) revised the nuclear power plant license renewal rules issued in 1991. Virginia Power intends to work with industry groups on license renewal programs, and to apply for renewal of the current 40-year licenses.

Nonutility Issues

     Dominion Energy: Dominion Energy has evolved into a company that emphasizes building businesses in the Americas with long-term earnings and value growth. The key to this growth is the attainment of low cost production in geographical areas where Dominion Energy has institutional experience and staff in place. Dominion Energy will pursue this mission through its business lines of independent power generation and natural gas and oil exploration, development and operations.

     Dominion Energy's strategy with respect to power generation is to grow through selective bidding opportunities and the expansion of existing assets. The primary international markets of interest to Dominion Energy are South and Central America. Dominion Energy has also established regional offices for development in Argentina and Bolivia.

     Dominion Energy's strategy with respect to its natural gas and oil businesses is to continue to grow its reserve base, either through drilling or acquisition. In order to enhance the value in its oil and gas assets, Dominion Energy will invest in pipeline, gathering and storage facilities where these investments increase flexibility and market presence. Dominion Energy is also exploring ways to add value by integrating its gas supply entities with its power production units.

     Coincident with the growing economic opportunities are related risks. These risks include limited currency fluctuations, developments in both domestic and international economic conditions, and governmental and regulatory actions. Internationally, Dominion Energy is managing these risks by limiting its investments to more stable countries and by avoiding over-commitment to one country. The financial performance of the natural gas operations depends to a degree on the market price of natural gas which is influenced by many factors outside the control of Dominion Energy. However, due to the advantageous cost basis of its reserves and related tax credits, natural gas operations are profitable at today's market prices. Much of Dominion Energy's gas reserves has production-based tax credits. Consequently, future profitability could be affected adversely by federal legislation which would remove the tax credit prior to its current expiration in 2002.

     Dominion Capital: Dominion Capital has evolved from a company which centered its earnings performance primarily on transactional activity to one focused on obtaining earnings from ongoing operations. Dominion Capital's strategy is to actively operate and manage a specialized financial services business and to a lesser degree, continue its real estate activities. In addition, Dominion Capital plans to continue to expand its flexibility by achieving stand-alone taxpayer status and independent credit capacity.

     Dominion Capital is divided into three major strategic areas. They consist of (1) financial services businesses, (2) core investments of Rincon Securities and Vidalia Hydroelectric, and (3) real estate and passive investments.

     The financial services businesses, from which management expects continued growth, focus on commercial lending to medium-sized companies, origination and servicing of home mortgage and home equity loans to individuals, and a merchant banking enterprise whose clients are small to medium sized oil and gas producers. The primary risks characteristic of these businesses are credit, interest rate, operation reserve, and market price of gas. The credit risk is mitigated by diversification of client base, geographic and industry concentrations. In addition, these companies are managed by experienced management and underwriting professionals. The interest rate risk is managed by floating rate loans, loan securitizations which transfer most of the risk to investors, prepayment penalties and hedging programs for presecuritized loans. The operation reserve risk is tempered by doing business with clients that have management teams with proven track records and requiring quality third-party reserve reports. The gas market price risk is hedged through a swap program that establishes a price for reserves that supports the original loan underwritten.

     Rincon Securities and Vidalia Hydroelectric will be managed to optimize profitability but will not offer growth opportunities. The real estate and passive direct investments will be managed to harvest capital for reinvestment. The critical risk to the real estate investments is the regional economy which affects both the market price and the product's absorption rate.

  Corporate Issues

     In November 1996, Dominion Resources through its indirect United Kingdom (U.K.) subsidiary DR Investments (UK) PLC, posted a formal offer document to the shareholders of East Midlands Electricity plc (East Midlands) and as of March 14, 1997, all outstanding shares of East Midland's have been acquired. This offer amounts to approximately $2.2 billion.

     East Midlands is a regional electricity company based in the Nottingham area of England that serves about 2.3 million homes and businesses. It buys electricity from the U.K. competitive pool and direct from generating companies and supplies it to all smaller businesses and domestic customers in its franchise area plus to larger business customers anywhere in the country on a negotiated contract basis. This is a pattern which may be coming to the United States as the push for more competition especially in the wholesale power market sector of the electricity business intensifies. In addition, Dominion Resources expects to gain valuable experience from the U.K. business in the area of direct competition for individual consumers when deregulation comes to the U.K. in 1998.

     Risk associated with this business includes the fact that the distribution business of East Midlands is regulated under a license pursuant to which revenue of the distribution business is controlled by a distribution price control formula established and reviewed by U.K. regulators. There can be no assurance that any review by the U.K. regulators will not adversely affect East Midlands.

     Furthermore, the supply business in the U.K. is being progressively opened to competition. Other factors that could adversely affect the business of East Midlands are pool purchase price volatility (East Midlands obtains the electricity it sells under fixed price contracts by purchases from wholesale trading markets in the U.K.) and changes in U.K. governmental policies, including the possible introduction of a one-time tax on excess profits of privatized utilities. East Midlands expects to continue to effectively compete in the U.K. supply business, utilizing elaborate hedging programs to manage purchase price volatility risk.

  Other Risk Factors and Risk Management Matters

     In 1996 and January 1997, Dominion Resources instituted and implemented risk management policies involving derivative transactions at the corporate, nonutility and utility levels. In 1997, Dominion Resources will continue to use derivative financial instruments for prudent risk management. For more information on derivative transactions (see Notes A and P to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the 1996 Annual Report to Shareholders).

     As Dominion Resources continues to expand its operations in competitive power supply markets, the possibility of challenges by contractual purchasers of power exists. There could be a significant impact on the results of operations of Dominion Resources if any of the contracts were to be successfully challenged resulting in unfavorable modifications. Management continues to evaluate its significant power contracts and has concluded that the terms are binding and enforceable.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       CASH FLOWS AND FINANCIAL CONDITION
                                  (Unaudited)

Consolidated

  Financing Activity

     Each of Dominion Resources' subsidiaries -- Virginia Power, Dominion Energy, and Dominion Capital -- obtains capital primarily through cash from operations, debt financings and equity contributed by the parent. The utility and nonutility companies obtain financing based on their individual credit profiles and ability to repay the debt; in no way are the other companies contingently liable for each other's indebtedness.

  Commercial Paper

     To finance working capital for operations, proceeds from the sale of Dominion Resources commercial paper in regional and national markets are made available to its nonutility subsidiaries under the terms of intercompany credit agreements. To support these borrowings, Dominion Resources had available bank lines of credit totaling $400.8 million at the end of 1996. Amounts borrowed by the subsidiaries are repaid to Dominion Resources through cash flows from operations and through proceeds from permanent financings.

     Virginia Power has a commercial paper program with a limit of $500 million. The program is supported by $500 million of revolving credit facilities and is used primarily to finance working capital for operations.

  Common Equity

     Dominion Resources made no underwritten public offerings of common stock in 1996, but did raise capital from sales of common stock through the Automatic Dividend Reinvestment and Stock Purchase Plan, Customer Stock Purchase Plan, Dominion Direct Investment plan, and Employee Savings Plan. On July 8, 1996, Dominion Resources established the Dominion Direct Investment plan. The Dominion Direct Investment Plan continues and expands the Automatic Dividend Reinvestment and Stock Purchase Plan. Dominion Resources will continue to raise capital through Dominion Direct Investment and the Employee Savings plans in 1997. Proceeds from these plans were (in millions): 1996-$164.2; 1995-$136.9; and 1994-$166. Reflected in the amounts of proceeds from these plans were the repurchases of 136,800 shares of common stock in 1996 for an aggregate price of $5.5 million, 685,500 shares of common stock in 1995 for an aggregate price of $24.8 million, and 566,000 shares in 1994 for an aggregate price of $20.7 million. In 1997, Dominion Resources expects to make an underwritten public offering of common stock in the amount of approximately $300 million to finance the purchase of East Midlands.

Virginia Power

  Liquidity and Capital Resources

     Cash flow from operating activities has accounted for, on average, 75% of Virginia Power's cash requirements over the past three years.

     With the completion of the 882 Mw coal-fired power station near Clover, Virginia, Virginia Power is in a period in which internal cash generation will exceed construction expenditures. The internal generation of cash in 1996, 1995 and 1994 provided 143%, 119% and 88%, respectively, of the funds required for Virginia Power's capital requirements.

     Net cash provided by operating activities decreased $10.1 million in 1996 as compared to 1995, primarily as a result of normal operations.

     Net cash provided by operating activities increased by $107.1 million in 1995 as compared to 1994, primarily as a result of increased sales, partially offset by a number of other factors resulting from normal operations.

     Cash from (used in) financing activities was as follows:

                                                                              1996       1995       1994
                                                                             -------    -------    -------
                                                                                      (millions)
Contribution from parent..................................................                         $  75.0
Issuance of long-term debt................................................   $  24.5    $ 240.0      464.0
Repayment of long-term debt...............................................    (284.1)    (439.0)    (334.3)
Issuance of securities of subsidiary trust................................                135.0
Issuance (repayment) of short-term debt...................................     143.4      169.0      (43.0)
Common dividend payments..................................................    (385.8)    (394.3)    (395.5)
Other.....................................................................     (48.8)     (58.0)     (50.5)
                                                                             -------    -------    -------
     Total................................................................   $(550.8)   $(347.3)   $(284.3)
                                                                             -------    -------    -------
                                                                             -------    -------    -------

     In 1996, Virginia Power issued $24.5 million of variable rate solid waste disposal securities to refund $24.5 million of securities assumed in its acquisition of the North Branch Power Station. Also in 1996, Virginia Power retired a total of $259.6 million of Medium-Term Notes through mandatory maturities.

     In June 1996, Virginia Power increased the limit for its commercial paper program from $300 million to $500 million with the execution of $500 million of revolving credit facilities, which replaced existing liquidity support. Proceeds from the sale of commercial paper are primarily used to finance working capital for operations. Net borrowings under the commercial paper program were $312.4 million at December 31, 1996.

     In January 1997, Virginia Power filed a registration statement with the Securities and Exchange Commission for $400 million of Junior Subordinated Debentures. At December 31, 1996, Virginia Power had two additional shelf registration statements for debt securities registered with the Securities and Exchange Commission, one for $575 million of First and Refunding Mortgage Bonds and the other for $200 million of Medium-Term Notes, Series F. In February 1997, Virginia Power issued $200 million of First and Refunding Mortgage Bonds, the proceeds of which were primarily used to refund a portion of Virginia Power's debt that matured in February and March of 1997. These three shelf registrations combine to provide Virginia Power with $975 million of unused debt capital resources. In addition, Virginia Power has a Preferred Stock shelf, registered with the Securities and Exchange Commission, for $100 million in aggregate principal amount, which has not been utilized. Virginia Power intends to issue securities from time to time to meet its capital requirements.

     Cash (used in) investing activities was as follows:

                                                                              1996       1995       1994
                                                                             -------    -------    -------
                                                                                      (millions)
Utility plant expenditures................................................   $(393.8)   $(519.9)   $(580.9)
Nuclear fuel..............................................................     (90.2)     (57.6)     (80.0)
Nuclear decommissioning contributions.....................................     (36.2)     (28.5)     (24.5)
Sale of accounts receivable, net..........................................               (160.0)     (40.0)
Purchase of subsidiary assets.............................................     (13.7)
Other.....................................................................     (12.5)     (11.1)      (1.4)
                                                                             -------    -------    -------
     Total................................................................   $(546.4)   $(777.1)   $(726.8)
                                                                             -------    -------    -------
                                                                             -------    -------    -------

     Investing activities in 1996 resulted in a net cash outflow of $546.4 million primarily due to $393.8 million of construction expenditures and $90.2 million of nuclear fuel expenditures. The construction expenditures included approximately $78.6 million for production projects, $244.6 million for transmission and distribution projects, and $17.1 million on new generating facilities.

  Capital Requirements

     Virginia Power presently anticipates that kilowatt-hour sales will grow approximately 2.4 percent a year through 2011. Both the Hoosier 400 Mw long-term purchase and the AEP 500 Mw long-term purchase agreements will expire on December 31, 1999. With the scheduled termination of 900 Mw of long-term purchases and continued system growth, Virginia Power presently anticipates adding 1,200 Mw of short-term (three-year) purchases beginning in 2000. Virginia Power has and will pursue capacity acquisition plans to provide that capacity and maintain a high degree of service reliability. This capacity may be owned and operated by others and sold to Virginia Power or may be built by Virginia Power if it determines it can build capacity at a lower overall cost.

     Clover Unit 2, which is part of a two-unit facility jointly owned with ODEC, began commercial operation in March 1996. Virginia Power's fifty percent ownership share of the cost of construction was completed at a cost of $235 million.

     Virginia Power will require $311.3 million to meet long-term debt maturities in 1997. Virginia Power presently estimates that all of its 1997 construction expenditures, including nuclear fuel expenditures, will be met through cash flow from operations. Other capital requirements will be met through a combination of sales of securities including the sale of $200 million of First and Refunding Mortgage Bonds issued in February 1997 and short-term borrowings.

Dominion Energy

  Liquidity and Capital Resources

     Dominion Energy funds its capital requirements through operations, equity contributions by Dominion Resources, an intercompany credit agreement with Dominion Resources and bank revolving credit agreements.

     Net cash provided by operating activities increased by $52.1 million in 1996, as compared to 1995, primarily due to cash generated by operations of acquired companies and assets and from normal operations.

     Cash from (used in) financing activities was as follows:

                                                                              1996       1995       1994
                                                                             -------    -------    -------
                                                                                      (millions)
Contribution from parent..................................................   $  75.0    $ 149.3
Issuance of long-term debt................................................     221.7
Repayment of long-term debt...............................................                (72.5)
Repayment of short-term debt..............................................      (8.9)              $ (52.6)
Common dividend payments..................................................     (43.3)     (31.6)     (26.4)
Issuance (repayment) of intercompany debt.................................      19.7       32.4      (47.1)
Other.....................................................................      10.0        9.5       29.1
                                                                             -------    -------    -------
     Total................................................................   $ 274.2    $  87.1    $ (97.0)
                                                                             -------    -------    -------
                                                                             -------    -------    -------

     In 1996, cash flows from financing activities of $274.2 million, resulted from long-term debt financing and equity contributions from Dominion Resources. The additional debt and equity requirements were used primarily for the acquisition of oil and gas properties and an interest in EGENOR.

     In 1995, cash flows from financing activities of $87.1 million resulted from the $149.3 million of equity contributions from Dominion Resources which was used to retire long-term debt of approximately $72.5 million and fund the acquisition of Corani.

     In 1994, cash flows used in financing activities decreased by $97 million, resulting from the repayment of short-term and intercompany debt. Proceeds from the sale of the Black Warrior Trust Units which amounted to $128.4 million were used to fund the repayments.

     Cash from (used in) investing activities was as follows:

                                                                              1996       1995       1994
                                                                             -------    -------    -------
                                                                                      (millions)
Purchase of independent power properties..................................   $(167.3)   $ (60.2)
Purchase of natural gas properties........................................    (103.9)     (68.3)   $ (60.4)
Sale of trust units.......................................................                 16.4      128.4
Other.....................................................................     (82.8)     (24.1)     (31.1)
                                                                             -------    -------    -------
     Total................................................................   $(354.0)   $(136.2)   $  36.9
                                                                             -------    -------    -------
                                                                             -------    -------    -------

     Net cash flows used in investing activities in 1996 of $354 million were used primarily to fund the acquisition of oil and gas properties and an interest in EGENOR.

     In 1995, net cash flows used in investing activities of $136.2 million were primarily for the acquisitions of Corani and oil and gas properties.

     In 1994, net cash flows from investing activities increased, primarily due to the gain on the sale of the Black Warrior Trust Units offset by the purchase of oil and natural gas properties.

  Capital Requirements

     Capital requirements for Dominion Energy in 1997 are forecasted to be approximately $375 million. These requirements consist of: oil and gas expenditures of $115 million. Power generation will have capital expenditures of $260 million (including the Kincaid acquisition).

     Sources for these capital requirements will be: nonrecourse debt, cash flows from operations, equity from Dominion Resources and, if necessary, borrowings from the revolving credit facility.

     It should be noted that amounts enumerated above are estimates; consequently, actual amounts may differ.

Dominion Capital

  Liquidity and Capital Resources

     Dominion Capital funds its capital requirements through operations, intercompany credit agreement with Dominion Resources, equity contributions from Dominion Resources, a medium-term note facility, bank revolving credit agreements, term loans and a commercial paper program.

     Net cash provided by operating activities decreased by $179.1 million in 1996 as compared to 1995, primarily as a result of the funding of mortgage loans prior to the securitization of such loans in its financial services business.

     Net cash provided by operating activities increased to $49.3 million in 1995 as compared to 1994, primarily due to a number of factors resulting from normal operations.

     Cash from (used in) financing activities was as follows:

                                                                                 1996      1995      1994
                                                                                ------    ------    ------
                                                                                        (millions)
Contribution from parent.....................................................   $ 85.0    $150.0    $  4.9
Issuance of long-term debt...................................................    104.7      16.1
Repayment of long-term debt..................................................    (52.4)    (41.5)    (15.3)
Common dividend payments.....................................................    (30.7)    (22.7)    (12.7)
Issuance (repayment) of intercompany debt....................................     79.6     (52.1)     71.0
Other........................................................................     (0.4)     (4.5)      0.8
                                                                                ------    ------    ------
     Total...................................................................   $185.8    $ 45.3    $ 48.7
                                                                                ------    ------    ------
                                                                                ------    ------    ------

     In 1996, cash flows from financing activities increased to $185.8 million, primarily due to the following transactions. Dominion Capital received seller financing of $47.5 million from Resource Mortgage Capital when it purchased Saxon Mortgage. Intercompany debt which is available through Dominion Capital's intercompany credit agreement with Dominion Resources, increased by $79.6 million. The proceeds were used to fund capital requirements not covered by proceeds from operations or debt, including the initial cash payment of the Saxon Mortgage acquisition, and medium term note maturities of $38.5 million. During the year, Senior Notes of $46 million were refinanced with similar debt.

     In 1995, cash flows from financing activities increased to $45.3 million due to an equity infusion of $150 million from Dominion Resources. The proceeds were used to invest in First Source Financial. The remaining proceeds from the equity infusion were used to pay down intercompany and long-term debt.

     In 1994, cash flows from financing activities increased to $48.7 million due to borrowings from the intercompany credit agreement. The proceeds from the borrowings were used to pay dividends and reduce long-term debt.

     Cash from (used in) investing activities was as follows:

                                                                                  1996      1995      1994
                                                                                 ------    ------    ------
                                                                                         (millions)
Investments in affiliates.....................................................   $(19.5)   $(52.4)
Capital expenditures..........................................................               (1.9)
Other.........................................................................    (23.9)    (31.0)   $(32.5)
                                                                                 ------    ------    ------
     Total....................................................................   $(43.4)   $(85.3)   $(32.5)
                                                                                 ------    ------    ------
                                                                                 ------    ------    ------

     Net cash flows used in investing activities in 1996 resulted from the acquisition of Saxon Mortgage, the residual interest in mortgage loans securitized relating to Saxon Mortgage and equity investments in Cambrian Capital (Cambrian), a merchant banking enterprise for emerging independent oil and natural gas producers. Net cash flows used in investing activities in 1995 resulted primarily from its investment in First Source Financial. Investing activities in 1994 resulted in a net cash outflow of $32.5 million as a result of venture capital and other investments.

  Capital Requirements

     Dominion Capital's principal focus is growing its financial services companies. First Source Financial will increase its loan portfolio from $650 million to approximately $954 million in 1997. Saxon Mortgage plans to generate almost $2 billion in loan originations primarily in the sub-prime credit arena during 1997. Cambrian will expand its loan portfolio to approximately $100 million in 1997. To finance these expansion plans in 1997, Dominion Capital plans to utilize approximately $160 million in new equity and intercompany debt. The remaining capital requirements will come from the reinvestment of cash from operations, harvesting capital from existing real estate and other assets, and various third party credit sources. Dominion Capital anticipates dividend payments to Dominion Resources of approximately $31 million.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            DOMINION RESOURCES, INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                                              For The Years Ended December 31,
                                                                                                1996        1995        1994
                                                                                              --------    --------    --------
                                                                                                (millions, except per share
                                                                                                          amounts)
OPERATING REVENUES AND INCOME:.............................................................
     Electric utility......................................................................   $4,382.6    $4,350.4    $4,170.8
     Nonutility............................................................................      459.7       301.3       320.3
                                                                                              --------    --------    --------
     Total operating revenues and income...................................................    4,842.3     4,651.7     4,491.1
                                                                                              --------    --------    --------
OPERATING EXPENSES:
     Fuel, net.............................................................................      987.0     1,006.9       973.0
     Purchased power capacity, net.........................................................      700.5       688.4       669.4
     Restructuring.........................................................................       91.6       121.5
     Other operation.......................................................................      807.5       721.6       739.6
     Maintenance...........................................................................      250.9       260.5       263.2
     Depreciation, depletion and amortization..............................................      615.2       551.0       533.1
     Other taxes...........................................................................      285.2       273.8       274.6
                                                                                              --------    --------    --------
     Total operating expenses..............................................................    3,737.9     3,623.7     3,452.9
                                                                                              --------    --------    --------
OPERATING INCOME...........................................................................    1,104.4     1,028.0     1,038.2
                                                                                              --------    --------    --------
OTHER INCOME...............................................................................        9.8         7.3        13.5
                                                                                              --------    --------    --------
INCOME BEFORE FIXED CHARGES AND FEDERAL INCOME TAXES.......................................    1,114.2     1,035.3     1,051.7
                                                                                              --------    --------    --------
FIXED CHARGES:
     Interest charges, net.................................................................      387.0       381.7       360.3
     Preferred dividends and distributions of Virginia Power, net..........................       42.6        46.5        42.2
                                                                                              --------    --------    --------
     Total fixed charges...................................................................      429.6       428.2       402.5
                                                                                              --------    --------    --------
Income before provision for federal income taxes...........................................      684.6       607.1       649.2
     Provision for federal income taxes....................................................      212.5       182.1       171.0
                                                                                              --------    --------    --------
NET INCOME.................................................................................   $  472.1    $  425.0    $  478.2
Retained earnings, January 1...............................................................    1,427.6     1,455.2     1,417.8
COMMON DIVIDENDS AND OTHER DEDUCTIONS:
     Dividends.............................................................................     (460.1)     (448.7)     (434.7)
     Other deductions......................................................................       (1.7)       (3.9)       (6.1)
                                                                                              --------    --------    --------
RETAINED EARNINGS, DECEMBER 31.............................................................   $1,437.9    $1,427.6    $1,455.2
                                                                                              --------    --------    --------
                                                                                              --------    --------    --------
Earnings per common share..................................................................   $   2.65    $   2.45    $   2.81
                                                                                              --------    --------    --------
                                                                                              --------    --------    --------
Dividends paid per common share............................................................   $   2.58    $   2.58    $   2.55
                                                                                              --------    --------    --------
                                                                                              --------    --------    --------
Average common shares outstanding..........................................................      178.3       173.8       170.3
                                                                                              --------    --------    --------
                                                                                              --------    --------    --------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                            DOMINION RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                                   At December 31,
                                                                                                       ----------------------
                                                                                                         1996         1995
                                                                                                       ---------    ---------
                                                                                                             (millions)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................................................   $   110.8    $    66.7
  Trading securities................................................................................        16.4         10.8
  Customer accounts receivable, net.................................................................       354.8        362.6
  Other accounts receivable.........................................................................       174.9        104.2
  Accrued unbilled revenues.........................................................................       162.8        179.5
  Materials and supplies at average cost or less:
       Plant and general............................................................................       148.7        160.2
       Fossil fuel..................................................................................        76.8         71.2
  Mortgage loans in warehouse.......................................................................        65.8
  Other.............................................................................................       209.5        141.5
                                                                                                       ---------    ---------
                                                                                                         1,320.5      1,096.7
                                                                                                       ---------    ---------
INVESTMENTS:
       Investments in affiliates....................................................................       457.5        436.2
       Available-for-sale securities................................................................       692.4        285.5
       Nuclear decommissioning trust funds..........................................................       443.3        351.4
       Investments in real estate...................................................................       107.7        133.0
       Other........................................................................................       234.2        236.6
                                                                                                       ---------    ---------
                                                                                                         1,935.1      1,442.7
                                                                                                       ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
(includes plant under construction of $180.1 [1995-$512.1]).........................................    16,815.8     15,977.4
       Less accumulated depreciation, depletion and amortization....................................     6,306.4      5,655.1
                                                                                                       ---------    ---------
                                                                                                        10,509.4     10,322.3
                                                                                                       ---------    ---------
DEFERRED CHARGES AND OTHER ASSETS:
       Regulatory assets............................................................................       773.9        816.4
       Other........................................................................................       366.7        225.2
                                                                                                       ---------    ---------
                                                                                                         1,140.6      1,041.6
                                                                                                       ---------    ---------
TOTAL ASSETS........................................................................................   $14,905.6    $13,903.3
                                                                                                       ---------    ---------
                                                                                                       ---------    ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                            DOMINION RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                          At December 31,
                                                                                                       ----------------------
                                                                                                         1996         1995
                                                                                                       ---------    ---------
                                                                                                             (millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Securities due within one year...............................................................   $   750.7    $   420.8
       Short-term debt..............................................................................       378.2        236.6
       Accounts payable, trade......................................................................       410.6        336.7
       Accrued interest.............................................................................       107.3        110.5
       Accrued payroll..............................................................................        73.1         77.7
       Severance costs accrued......................................................................        50.2         42.5
       Customer deposits............................................................................        50.0         55.4
       Other........................................................................................       155.4        114.0
                                                                                                       ---------    ---------
                                                                                                         1,975.5      1,394.2
                                                                                                       ---------    ---------
LONG-TERM DEBT:
       Utility......................................................................................     3,579.4      3,889.4
       Nonrecourse-nonutility.......................................................................       505.7        523.5
       Other........................................................................................       642.5        199.0
                                                                                                       ---------    ---------
                                                                                                         4,727.6      4,611.9
                                                                                                       ---------    ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
       Deferred income taxes........................................................................     1,743.3      1,661.1
       Investment tax credits.......................................................................       255.3        272.2
       Deferred fuel expenses.......................................................................         3.3         57.7
       Other........................................................................................       452.2        340.2
                                                                                                       ---------    ---------
                                                                                                         2,454.1      2,331.2
                                                                                                       ---------    ---------
TOTAL LIABILITIES...................................................................................     9,157.2      8,337.3
                                                                                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES
Virginia Power obligated mandatorily redeemable preferred securities of subsidiary trust*...........       135.0        135.0
PREFERRED STOCK:
       Virginia Power stock subject to mandatory redemption.........................................       180.0        180.0
       Virginia Power stock not subject to mandatory redemption.....................................       509.0        509.0
                                                                                                       ---------    ---------
COMMON SHAREHOLDERS' EQUITY:
  Common stock -- no par authorized 300,000,000 shares, outstanding -- 181,220,746 shares at 1996
     and 176,414,110 shares at 1995.................................................................     3,471.4      3,303.5
  Retained earnings.................................................................................     1,437.9      1,427.6
  Allowance on available-for-sale securities, net of tax............................................        (1.1)        (6.7)
  Other paid-in capital.............................................................................        16.2         17.6
                                                                                                       ---------    ---------
                                                                                                         4,924.4      4,742.0
                                                                                                       ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................................   $14,905.6    $13,903.3
                                                                                                       ---------    ---------
                                                                                                       ---------    ---------

---------------

* As described in Note L, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.

    The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                            DOMINION RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For The Years Ended December 31,
                                                                                              --------------------------------
                                                                                                1996         1995       1994
                                                                                              ---------    --------    -------
                                                                                                         (millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income...............................................................................   $   472.1    $  425.0    $ 478.2
  Adjustments to reconcile net income to net cash:
       Depreciation, depletion and amortization............................................       694.4       633.5      610.7
       Deferred income taxes...............................................................        84.1        26.4       68.2
       Investment tax credits, net.........................................................       (16.9)      (16.9)     (17.1)
       Allowance for other funds used during construction..................................        (3.0)       (6.7)      (6.4)
       Deferred fuel expense...............................................................       (54.4)        6.2       (2.6)
       Deferred capacity expense...........................................................        (9.2)        6.4       26.5
       Restructuring expense...............................................................        56.3        96.2
       Non-cash return on terminated construction project costs -- pre-tax.................        (6.4)       (8.4)     (10.3)
       Gain on sale of trust units.........................................................                    (8.7)     (49.0)
       Purchase of mortgage loans..........................................................      (769.2)
       Proceeds from sale and principal collections of mortgage loans......................       703.4
       Changes in current assets and liabilities:
          Accounts receivable..............................................................       (47.0)      (38.7)      19.1
          Accrued unbilled revenues........................................................        17.6       (27.7)      11.9
          Materials and supplies...........................................................         6.0        61.1       (6.5)
          Accounts payable, trade..........................................................        73.8       (37.6)      32.6
          Accrued interest and taxes.......................................................       (17.5)       33.6      (46.5)
       Provision for rate refunds..........................................................                   (12.2)     (89.5)
       Other changes.......................................................................      (151.9)       39.8      (27.5)
                                                                                              ---------    --------    -------
Net cash flows from operating activities...................................................     1,032.2     1,171.3      991.8
                                                                                              ---------    --------    -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
       Issuance of common stock............................................................       169.7       161.7      186.7
       Preferred securities of subsidiary trust............................................                   135.0
       Issuance of long-term debt:
          Utility..........................................................................        24.5       240.0      464.0
          Nonrecourse-nonutility...........................................................       434.5        54.3       18.7
          Other............................................................................       342.5
       Issuance (repayment) of short-term debt.............................................       134.5       101.1     (117.0)
       Repayment of long-term debt and preferred stock.....................................      (336.5)     (553.0)    (349.6)
       Common dividend payments............................................................      (460.1)     (448.7)    (434.7)
       Other...............................................................................        (4.5)      (20.5)      (8.0)
                                                                                              ---------    --------    -------
Net cash flows from (used in) financing activities.........................................       304.6      (330.1)    (239.9)
                                                                                              ---------    --------    -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
       Utility capital expenditures (excluding AFC-equity funds)...........................      (484.0)     (577.5)    (660.9)
       Acquisition of natural gas and independent power properties.........................      (271.2)     (128.5)     (60.4)
       Sale of accounts receivable, net....................................................                  (160.0)     (40.0)
       Sale of trust units.................................................................                    16.4      128.4
       Purchase of marketable securities...................................................      (351.3)      (61.8)
       Additions to mortgage investments...................................................       (58.3)
       Acquisitions of businesses..........................................................       (19.5)      (52.4)
       Other investments...................................................................      (108.4)       42.6      (74.3)
                                                                                              ---------    --------    -------
Net cash flows used in investing activities................................................    (1,292.7)     (921.2)    (707.2)
                                                                                              ---------    --------    -------
Increase (decrease) in cash and cash equivalents...........................................   $    44.1    $  (80.0)   $  44.7
Cash and cash equivalents at beginning of the year.........................................        66.7       146.7      102.0
                                                                                              ---------    --------    -------
Cash and cash equivalents at end of the year...............................................   $   110.8    $   66.7    $ 146.7
                                                                                              ---------    --------    -------
                                                                                              ---------    --------    -------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

     The NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on pages 36 through 50 and related report of Deloitte & Touche LLP, independent auditors, appearing on page 52 of the 1996 Annual Report to Shareholders, for the fiscal year ended December 31, 1996, filed herein as Exhibit 13, is hereby incorporated herein by reference.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

                                     None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors of Dominion Resources contained on pages 2 through 4 of the 1997 Proxy Statement, File No. 1-8489, dated March 7, 1997 is hereby incorporated herein by reference. The information concerning the executive officers of Dominion Resources required by this Item is incorporated by reference to the section in Part I hereof entitled "EXECUTIVE OFFICERS OF THE REGISTRANT."

                        ITEM 11. EXECUTIVE COMPENSATION

     The information regarding executive and director compensation contained on pages 10 through 17 of the 1997 Proxy Statement is hereby incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning stock ownership by directors and executive officers contained on page 5 of the 1997 Proxy Statement is hereby incorporated herein by reference. There is no person known by Dominion Resources to be the beneficial owner of more than five percent of Dominion Resources common stock.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. Certain documents are filed as part of this Form 10-K and are incorporated herein by reference or found on the pages noted.

1. Financial Statements

                                                                                            1996
                                                                                        Annual Report         1996
                                                                                       to Shareholders      Form 10-K
                                                                                           (Page)            (Page)
                                                                                       ---------------      ---------
Report of Independent Auditors....................................................           52
Report of Management..............................................................           51
Consolidated Statements of Income and Retained Earnings
  for the years ended December 31, 1996, 1995 and 1994............................                             33
Consolidated Balance Sheets at December 31, 1996 and 1995.........................                            34-35
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994................................................                             36
Notes to Consolidated Financial Statements........................................          36-50

2. Exhibits

3(i)             -    Articles of Incorporation as in effect May 4, 1987 (Exhibit 3(i), Form 10-K for the fiscal year ended
                      December 31, 1993, File No. 1-8489, incorporated by reference).
3(ii)            -    Bylaws as in effect on September 21, 1994 (Exhibit 3(ii), Form 10-K for the fiscal year ended December 31,
                      1994, File No. 1-8489, incorporated by reference).
4(i)             -    See Exhibit 3(i) above.
4(ii)            -    Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by fifty-eight Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended
                      December 31, 1985, File No. 1-2255, incorporated by reference); Fifty-Ninth Supplemental Indenture
                      (Exhibit 4(ii), Form 10-Q for the quarter ended March 31, 1986, File No. 1-2255, incorporated by reference); Sixtieth Supplemental Indenture (Exhibit 4(ii), Form 10-Q for the quarter ended September 30,
                      1986, File No. 1-2255, incorporated by reference); Sixty-First Supplemental Indenture (Exhibit 4(ii), Form
                      10-Q for the quarter ended June 30, 1987, File No. 1-2255, incorporated by reference); Sixty-Second
                      Supplemental Indenture (Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference); Sixty-Third Supplemental Indenture (Exhibit 4(i), Form 8-K, dated June 8, 1988, File No.
                      1-2255, incorporated by reference); Sixty-Fourth Supplemental Indenture (Exhibit 4(i), Form 8-K, dated
                      February 8, 1989, File No. 1-2255, incorporated by reference); Sixty-Fifth Supplemental Indenture (Exhibit
                      4(i), Form 8-K, dated June 22, 1989, File No. 1-2255, incorporated by reference); Sixty-Sixth Supplemental
                      Indenture, (Exhibit 4(i), Form 8-K, dated February 27, 1990, File No. 1 -2255, incorporated by reference);
                      Sixty-Seventh Supplemental Indenture (Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference); Sixty-Eighth Supplemental Indenture, (Exhibit 4(i)), Sixty-Ninth Supplemental
                      Indenture, (Exhibit 4(ii)) and Seventieth Supplemental Indenture, (Exhibit 4(iii), Form 8-K, dated
                      February 25, 1992, File No. 1-2255, incorporated by reference); Seventy-First Supplemental Indenture
                      (Exhibit 4(i)) and Seventy-Second Supplemental Indenture, (Exhibit 4(ii), Form 8-K, dated July 7, 1992,
                      File No. 1-2255, incorporated by reference); Seventy-Third Supplemental Indenture, (Exhibit 4(i), Form
                      8-K, dated August 6, 1992, File No. 1-2255, incorporated by reference); Seventy-Fourth Supplemental
                      Indenture (Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference);
                      Seventy-Fifth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference); Seventy-Sixth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated April 21,
                      1993, File No. 1-2255, incorporated by reference); Seventy-Seventh Supplemental Indenture, (Exhibit 4(i),
                      Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference); Seventy-Eighth Supplemental
                      Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference);
                      Seventy-Ninth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255,

                      incorporated by reference); Eightieth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated October 12,
                      1993, File No. 1-2255, incorporated by reference); Eighty-First Supplemental Indenture, (Exhibit 4(iii),
                      Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference);
                      Eighty-Second Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated January 18, 1994, File No. 1-2255, incorporated by reference); Eighty-Third Supplemental Indenture (Exhibit 4(i), Form 8-K, dated October 19,
                      1994, File No. 1-2255, incorporated by reference); Eighty-Fourth Supplemental Indenture (Exhibit 4(i),
                      Form 8-K, dated March 23, 1995, File
                      No. 1-2255, incorporated by reference, and Eighty-Fifth Supplemental Indenture (Exhibit 4(i), Form 8-K,
                      dated February 20, 1997, File No. 1-2255, incorporated by reference).
4(iii)           -    Indenture, dated April 1, 1985, between Virginia Electric and Power Company and Crestar Bank (formerly
                      United Virginia Bank) (Exhibit 4(iv), Form 10-K for the fiscal year ended December 31, 1993, File No.
                      1-2255, incorporated by reference).
4(iv)            -    Indenture, dated as of June 1, 1986, between Virginia Electric and Power Company and Chemical Bank
                      (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).
4(v)             -    Indenture, dated April 1, 1988, between Virginia Electric and Power Company and Chemical Bank, as
                      supplemented and modified by a First Supplemental Indenture, dated August 1, 1989, (Exhibit 4(vi), Form
                      10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).
4(vi)            -    Subordinated Note Indenture, dated as of August 1, 1995 between Virginia Electric and Power Company and
                      Chase Manhattan Bank (formerly Chemical Bank), as Trustee, as supplemented (Exhibit 4(a), Form S-3
                      Registration Statement File No. 333-20561 as filed on January 28, 1997, incorporated by reference).
4(vii)           -    Dominion Resources agrees to furnish to the Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of
                      Dominion Resources' total assets.
10(i)            -    Operating Agreement, dated June 17, 1981, between Virginia Electric and Power Company and Monongahela
                      Power Company, the Potomac Edison Company, West Penn Power Company, and Allegheny Generating Company
                      (Exhibit 10(vi), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(ii)           -    Purchase, Construction and Ownership Agreement, dated as of December 28, 1982 but amended and restated on
                      October 17, 1983, between Virginia Electric and Power Company and Old Dominion Electric Cooperative
                      (Exhibit 10(viii), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(iii)          -    Interconnection and Operating Agreement, dated as of December 28, 1982 as amended and restated on October
                      17, 1983, between Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit
                      10(ix), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(iv)           -    Nuclear Fuel Agreement, dated as of December 28, 1982 as amended and restated on October 17, 1983, between
                      Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit 10(x), Form 10-K for
                      the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(v)            -    Credit Agreements, dated as of June 7, 1996, between Chase Manhattan Bank (formerly Chemical Bank) and
                      Virginia Electric and Power Company (Exhibit 10(i) and Exhibit 10(ii), Form 10-Q for the period ended June
                      30, 1996. File No. 1-2255, incorporated by reference).
10(vi)           -    Inter-Company Credit Agreement, dated December 20, 1985, as modified on August 21, 1987, between Dominion
                      Resources and Dominion Capital, Inc. (Exhibit 10(vi), Form 10-K for the fiscal year ended December 31,
                      1993, File No. 1-8489, incorporated by reference).
10(vii)          -    Inter-Company Credit Agreement, dated October 1, 1987 as amended and restated as of May 1, 1988 between
                      Dominion Resources and Dominion Energy, Inc. (Exhibit 10(vii), Form 10-K for the fiscal year ended
                      December 31, 1993, File No. 1-8489, incorporated by reference).

10(viii)         -    Inter-Company Credit Agreement, dated as of September 1, 1988 between Dominion Resources and Dominion
                      Lands, Inc. (Exhibit 10(viii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).
10(ix)           -    Form of Amended and Restated Articles of Partnership in Commendam of Catalyst Old River Hydroelectric
                      Limited Partnership, by and between Catalyst Vidalia Corporation and Dominion Capital, Inc. effective as of August 24, 1990 (Exhibit 10(xii) Form 10-K for the fiscal year ended December 31, 1990, File No.
                      1-8489, incorporated by reference).
10(x)            -    Supplemental Funding Agreement, dated as of August 24, 1990, by and among Dominion Capital, Inc., Catalyst
                      Old River Hydroelectric Limited Partnership and First National Bank of Commerce (Exhibit 10(xiii) Form
                      10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).
10(xi)           -    Credit Agreement, dated December 1, 1985, between Virginia Electric and Power Company and Old Dominion
                      Electric Cooperative (Exhibit 10(xix), Form 10-K for the fiscal year ended December 31, 1985, File No.
                      1-8489, incorporated by reference).
10(xii)          -    Agreement for Northern Virginia Services, dated as of November 1, 1985, between Potomac Electric Power
                      Company and Virginia Electric and Power Company (Exhibit 10(xxi), Form 10-K for the fiscal year ended
                      December 31, 1985, File No. 1-8489, incorporated by reference).
10(xiii)         -    Purchase, Construction and Ownership Agreement, dated May 31, 1990, between Virginia Electric and Power
                      Company and Old Dominion Electric Cooperative (Exhibit 10(xi), Form 10-K for the fiscal year ended
                      December 31, 1990, File No. 1 -2255, incorporated by reference).
10(xiv)          -    Operating Agreement, dated May 31, 1990, between Virginia Electric and Power Company and Old Dominion
                      Electric Cooperative (Exhibit 10(xii), Form 10-K for the fiscal year ended December 31, 1990, File No.
                      1-2255, incorporated by reference).
10(xv)           -    Coal-Fired Unit Turnkey Contract (Volume 1), dated April 6, 1989, and the United 2 Amendment (Volume 1), dated May 31, 1990 between Virginia Electric and Power Company and Old Dominion Electric Cooperative,
                      Westinghouse, Black & Veatch, Combustion Engineering and H. B. Zachry (Volumes 2-11 contain technical specifications) (Exhibit 10(xiii), Form 10-K for the fiscal year ended December 31, 1990, File No. 1-2255, incorporated by reference).
10(xvi)          -    Trust Agreement of Dominion Resources Black Warrior Trust, dated May 31, 1994, among Dominion Black
                      Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and Nationsbank of
                      Texas, N.A. (Exhibit 3.1, Amendment No. 1 to Registration Statement, File No. 33-53513, filed June 1,
                      1994, incorporated by reference).
10(xvii)         -    First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust, dated June 27, 1994, among
                      Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and
                      Nationsbank of Texas, N.A. (Exhibit 10(ii), Form 10-Q for the quarter ended June 30, 1994, File No.
                      1-8489, incorporated by reference).
10(xviii)*       -    Dominion Resources, Inc. Directors' Deferred Compensation Plan, effective July 1, 1986, as amended and restated effective January 1, 1996 (filed herewith).
10(xix)*         -    Dominion Resources, Inc. Performance Achievement Plan, effective January 1, 1986, as amended and restated
                      effective February 19, 1988 (Exhibit 10(xxi), Form 10-K for the fiscal year ended December 31, 1988, File
                      No. 1-8489, incorporated by reference).
10(xx)*          -    Dominion Resources, Inc. Executive Supplemental Retirement Plan, effective January 1, 1981 as amended and restated effective October 22, 1988 and amended and restated June 15, 1990 (Exhibit 10(xxiv), Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).
10(xxi)*         -    Arrangements with certain executive officers regarding additional credited years of service for retirement and retirement life insurance purposes (Exhibit 10(xxv), Form 10-K for the fiscal year ended December 31,
                      1991, File No. 1-8489, incorporated by reference).
10(xxii)*        -    Dominion Resources, Inc.'s Cash Incentive Plan as adopted December 20, 1991 (Exhibit 10(xxii), Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8489, incorporated by reference).

10(xxiii)*       -    Form of Employment Continuity Agreement for certain officers of Dominion Resources (Exhibit (xxvi), Form
                      10-K for the fiscal year ended December 31, 1994, File No. 1-8489, incorporated by reference).
10(xxiv)*        -    Dominion Resources, Inc. Retirement Benefit Funding Plan, effective June 29, 1990 (Exhibit 10(xxxiii),
                      Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).
10(xxv)*         -    Dominion Resources, Inc. Retirement Benefit Restoration Plan as adopted effective January 1, 1991 (Exhibit
                      10(xxvii), Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8489, incorporated by reference).
10(xxvi)*        -    Dominion Resources, Inc. Executives' Deferred Compensation Plan, effective January 1, 1994 and as amended and restated January 1, 1997 (filed herewith).
10(xxvii)*       -    Employment Agreement dated April 12, 1995 (Exhibit 10(i), Form 10-Q for the quarter ended March 31, 1995,
                      File No. 1-8489, incorporated by reference) and an amendment dated September 15, 1995 between Dominion
                      Resources and Thos. E. Capps (Exhibit 10(i), Form 10-Q for the quarter ended September 30, 1995, File No.
                      1-8489, incorporated by reference).
10(xxviii)*      -    Employment Agreement dated April 12, 1995 (Exhibit 10(i), Form 10-Q for the quarter ended March 31, 1995,
                      File No. 1-8489, incorporated by reference) and an amendment dated September 15, 1995 between Virginia
                      Power and James T. Rhodes (Exhibit 10(i), Form 10-Q for the quarter ended September 30, 1995, File No.
                      1-8489, incorporated by reference).
10(xxix)*        -    Form of three year Employment Agreement between Dominion Resources and David L. Heavenridge and certain other executive officers of Dominion Resources (Exhibit 10(xxxiii), Form 10-K for the fiscal year ended
                      December 31, 1994, File No. 1-8489, incorporated by reference).
10(xxx)*         -    Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, effective April 23, 1996 (Exhibit
                      10, Form 10-Q for the quarter ended March 31, 1996, File No. 1-8489, incorporated by reference).
10(xxxi)*        -    Employment Agreement dated February 21, 1997 between Dominion Resources and Norman Askew (filed herewith).
10(xxxii)        -    Recommended Cash Offer dated November 22, 1996 by SBC Warburg and Wasserstein Perella & Co. Limited on
                      behalf of DR Investments (UK) PLC, a wholly owned subsidiary of Dominion Resources, Inc. (filed herewith).
11               -    Computation of Earnings Per Share of Common Stock Assuming Full Dilution (filed herewith).
13               -    Portions of the 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996 (filed herewith).
21               -    Subsidiaries of the Registrant (filed herewith).
23               -    Consent of Deloitte & Touche LLP (filed herewith).
27               -    Financial Data Schedule (filed herewith).

---------------

* Indicates management contract or compensatory plan or arrangement.

B. Reports on Form 8-K

     Dominion Resources filed a report on Form 8-K, dated January 23, 1997, reporting the acquisition, through a newly created United Kingdom subsidiary, of East Midlands Electricity plc, a regional electricity company based in the United Kingdom.

     Dominion Resources filed an amendment to the above Form 8-K, dated January 23, 1997, on March 20, 1997 (Form 8-K/A), reporting the financial statements and pro forma financial information for the acquisition of East Midlands Electricity plc in the United Kingdom.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DOMINION RESOURCES, INC.

                                         By:            THOS. E. CAPPS
                                           ------------------------------------
                                             (Thos. E. Capps, Chairman of the
                                                     Board of Directors,
                                               President and Chief Executive
                                                          Officer)

Date: MARCH 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 24th day of March, 1997.

         Signature                            Title
         ---------                            -----

       JOHN B. ADAMS, JR.                 Director
---------------------------------------
       John B. Adams, Jr.

       JOHN B. BERNHARDT                  Director
---------------------------------------
       John B. Bernhardt

       THOS. E. CAPPS                     Chairman of the Board of Directors,
---------------------------------------   President (Chief Executive Officer)
       Thos. E. Capps                     and Director

    BENJAMIN J. LAMBERT, III              Director
---------------------------------------
    Benjamin J. Lambert, III

     RICHARD L. LEATHERWOOD               Director
---------------------------------------
     Richard L. Leatherwood

     HARVEY L. LINDSAY, JR.               Director
---------------------------------------
     Harvey L. Lindsay, Jr.

         K. A. RANDALL                    Director
---------------------------------------
         K. A. Randall

        WILLIAM T. ROOS                   Director
---------------------------------------
        William T. Roos

         FRANK S. ROYAL                   Director
---------------------------------------
         Frank S. Royal

         JUDITH B. SACK                   Director
---------------------------------------
     Judith B. Sack

         Signature                            Title
         ---------                            -----

       S. DALLAS SIMMONS                  Director
---------------------------------------
       S. Dallas Simmons

                                          Director
---------------------------------------
      Robert H. Spilman

     LINWOOD R. ROBERTSON                 Executive Vice President
---------------------------------------   (Chief Financial Officer)
    Linwood R. Robertson

       J. L. TRUEHEART                    Vice President and Controller
---------------------------------------   (Principal Accounting Officer)
       J. L. Trueheart

                            DOMINION RESOURCES, INC.

                                    PORTIONS
                                     OF THE
                                      1996
                                 ANNUAL REPORT
                                       TO
                                  SHAREHOLDERS
                          (Incorporated by Reference)