Form 10-Q
period 1997-03-31
DOMINION RESOURCES INC /VA/
filed 1997-05-14
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       OR

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

             Yes __X__     No _____

At April 30, 1997 the latest practicable date for determination, 184,451,336 shares of common stock, without par value, of the registrant were outstanding.

                            DOMINION RESOURCES, INC.

                                      INDEX


                                                                        Page
                                                                       Number
                                                                       ------

                          PART I. Financial Information

Item 1.       Consolidated Financial Statements

              Consolidated Statements of Income - Three                    3
                Months Ended March 31, 1997 and 1996

              Consolidated Balance Sheets - March 31, 1997               4-5
                and December 31, 1996

              Consolidated Statements of Cash Flows                      6-7
                Three Months Ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements                     8-14

Item 2.  Management's Discussion and Analysis                          15-26


                           PART II. Other Information


Item 1.       Legal Proceedings                                           27

Item 4.       Submission of Matters to a Vote of                       27-28
               Security Holders

Item 5.       Other Information                                        28-30

Item 6.       Exhibits and Reports on Form 8-K                            31

                                               DOMINION RESOURCES, INC.
                                            PART I.  FINANCIAL INFORMATION
                                      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)

                                                                                    Three Months Ended
                                                                                           March 31,
                                                                                 1997                    1996
                                                                               ---------------------------------
                                                                                       Millions, except
                                                                                       per share amounts
Operating revenues and income:
 Virginia Power                                                                $1,127.7                 $1,164.8
 East Midlands                                                                    555.4
 Nonutility                                                                       172.1                     74.5
                                                                               --------                 --------
                                                                                1,855.2                  1,239.3
                                                                               --------                 --------
Operating expenses:
 Fuel, net                                                                        281.3                    263.1
 Purchased power capacity, net                                                    184.4                    194.2
 Supply and distribution - East Midlands                                          446.7
 Other operation                                                                  231.7                    169.6
 Maintenance                                                                       54.2                     59.6
 Restructuring                                                                                               5.4
 Depreciation and amortization                                                    194.3                    148.1
 Other taxes                                                                       73.5                     74.0
                                                                               --------                 --------
                                                                                1,466.1                    914.0
                                                                               --------                 --------
Operating income                                                                  389.1                    325.3
                                                                               --------                 --------

Other income                                                                        6.9                      2.8
                                                                               --------                 --------


Income before fixed charges and
  income taxes                                                                    396.0                    328.1
                                                                               --------                 --------

Fixed charges:
 Interest charges, net                                                            135.5                     95.2
 Preferred dividends and distributions
    of Virginia Power, net                                                         10.6                     10.8
                                                                               --------                 --------
                                                                                  146.1                    106.0
                                                                               --------                 --------

Income before provision for
 income taxes                                                                     249.9                    222.1

Provision for income
  taxes                                                                            80.0                     71.9
                                                                               --------                 --------

Net income                                                                     $  169.9                 $  150.2
                                                                               ========                 ========

Average common stock                                                              183.0                    176.6

Earnings per common share                                                      $   0.93                $    0.85

Dividends paid per common share                                                $  0.645                $   0.645

------------------
The  accompanying  notes  are an  integral  part of the  Consolidated  Financial
Statements.
















                                              DOMINION RESOURCES, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                       ASSETS
                                                     (UNAUDITED)


                                                                                          March 31,              December 31,
                                                                                           1997                     1996*
                                                                                         ----------------------------------
                                                                                                     (Millions)
Current assets:

    Cash and cash equivalents                                                            $   153.3                $   110.8
    Trading securities                                                                        17.2                     16.4
    Customer accounts receivable, net                                                        676.8                    354.8
    Other accounts receivable                                                                159.6                    174.9
    Accrued unbilled revenues                                                                136.7                    162.8
    Materials and supplies:
      Plant and general                                                                      162.0                    148.7
      Fossil fuel                                                                             64.4                     76.8
    Mortgage loans in warehouse                                                              265.1                     65.8
    Other                                                                                    204.2                    209.5
                                                                                         ---------                ---------
                                                                                           1,839.3                  1,320.5
                                                                                         ---------                ---------

Investments                                                                                2,372.8                  1,893.4
                                                                                          --------                ---------

Property, plant and equipment:                                                            18,804.9                 16,815.8
    Less accumulated depreciation
     and amortization                                                                      6,500.7                  6,306.4
                                                                                         ---------                ---------
                                                                                          12,304.2                 10,509.4
                                                                                         ---------                ---------
Deferred charges and other assets:
    Regulatory assets                                                                        776.6                    773.9
    Goodwill                                                                               1,905.3                    179.1
    Other                                                                                    213.7                    229.3
                                                                                         ---------                ---------
                                                                                           2,895.6                  1,182.3
                                                                                         ---------                ---------

Total assets                                                                             $19,411.9                $14,905.6
                                                                                         =========                =========

------------------
The  accompanying  notes  are an  integral  part of the  Consolidated  Financial
Statements.

* The  Balance  Sheet at  December  31,  1996 has been  taken  from the  audited
  Consolidated Financial Statements at that date.








                            DOMINION RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                         March 31,               December 31,
                                                                                            1997                     1996*
                                                                                         ----------------------------------
                                                                                                      (Millions)

Current liabilities:
    Securities due within one year                                                       $ 1,463.5                $   750.7
    Short-term debt                                                                          452.2                    378.2
    Accounts payable, trade                                                                  541.9                    410.6
    Accrued interest                                                                         109.2                    107.3
    Accrued taxes                                                                            112.1
    Accrued payroll                                                                           96.7                     73.1
    Customer deposits                                                                         49.1                     50.0
    Severance costs accrued                                                                                            50.2
    Other                                                                                    373.3                    155.4
                                                                                         ---------                ---------
                                                                                           3,198.0                  1,975.5
                                                                                         ---------                ---------
Long-term debt:
    Virginia Power                                                                         3,777.2                  3,579.4
    East Midlands                                                                          1,719.0
    Nonrecourse - nonutility                                                               1,442.7                    505.7
    Other                                                                                    300.0                    642.5
                                                                                         ---------                ---------
                                                                                           7,238.9                  4,727.6
                                                                                         ---------                ---------
Deferred credits and other liabilities:
    Deferred income taxes                                                                  1,982.2                  1,743.3
    Investment tax credits                                                                   251.1                    255.3
    Deferred fuel expenses                                                                    11.6                      3.3
    Other                                                                                    880.7                    452.2
                                                                                         ---------                ---------
                                                                                           3,125.6                  2,454.1
                                                                                         ---------                ---------
Total liabilities                                                                         13,562.5                  9,157.2
                                                                                         ---------                ---------
Virginia Power obligated mandatorily
  redeemable preferred securities
  of subsidiary trust **                                                                     135.0                    135.0
                                                                                         ---------                 --------
Preferred stock:
    Virginia Power stock subject to
      mandatory redemption                                                                   180.0                    180.0
                                                                                         ---------                ---------
    Virginia Power stock not subject to
      mandatory redemption                                                                   509.0                    509.0
                                                                                         ---------                ---------
Common shareholders' equity:
    Common stock - no par                                                                  3,515.5                  3,471.4
    Retained earnings                                                                      1,486.4                  1,437.9
    Accumulated translation adjustments                                                      (10.4)
    Allowance on available-for-sale
      securities                                                                              (4.5)                    (1.1)
    Other                                                                                     38.4                     16.2
                                                                                         ---------                ---------
                                                                                           5,025.4                  4,924.4
                                                                                         ---------                ---------
Total liabilities & shareholders'
  equity                                                                                 $19,411.9                $14,905.6
                                                                                         =========                =========

The  accompanying  notes  are an  integral  part of the  Consolidated  Financial
Statements.

*    The  Balance  Sheet at  December  31,  1996 has been taken from the audited
     Consolidated Financial Statements at that date.

** As described in Note (H) to NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS,  the
   8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.





                                                        DOMINION RESOURCES, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                          March 31,
                                                                                                1997                     1996
                                                                                              ---------------------------------
                                                                                                        (Millions)

Cash flows from (used in) operating activities:
  Net income                                                                                  $  169.9                 $  150.2
  Adjustments to reconcile net income to
    net cash:
       Depreciation and amortization                                                             200.1                    169.4
       Amortization of goodwill                                                                   10.8
       Currency translation adjustment                                                           (11.0)
       Minority interests                                                                         46.2
       Gain on sale of assets                                                                    (11.1)
       Deferred income taxes                                                                      13.3                     18.3
       Investment tax credits, net                                                                (4.2)                    (4.2)
       Allowance for other funds used
        during construction                                                                        0.4                     (1.1)
       Deferred fuel expenses                                                                      8.3                    (11.5)
       Deferred capacity expenses                                                                (15.8)                     5.5
       Non-cash return on terminated
         construction projects costs (pre-tax)                                                    (1.3)                    (1.8)
     Changes in assets and liabilities:
        Accounts receivable                                                                      (28.3)                   (23.8)
        Accrued unbilled revenues                                                                 25.9                     24.8
        Materials and supplies                                                                    11.7                     28.6
    Accounts payable, trade                                                                      (93.4)                     3.5
    Accrued interest and taxes                                                                    26.7                     92.8
        Mortgage loans in warehouse                                                             (199.3)
        Other changes                                                                            (66.4)                   (44.3)
                                                                                               -------                  -------

Net cash flows from operating activities                                                          82.5                    406.4
                                                                                               -------                  -------

Cash flows from (used in) financing activities:
  Issuance of common stock                                                                        44.1                     37.4
  Issuance of long-term debt:
        Utility                                                                                  200.0                     24.5
        East Midlands                                                                          1,143.8
        Nonrecourse-nonutility                                                                   280.4                     29.8
  Issuance (repayment) of short-term debt                                                        728.7                   (148.0)
  Repayment of long-term debt and
   preferred stock                                                                              (315.0)                   (67.9)
  Common dividend payments                                                                      (118.3)                  (113.9)
  Other                                                                                          110.5                     11.5
                                                                                               -------                  -------

Net cash flows from (used in) financing
 activities                                                                                    2,074.2                   (226.6)
                                                                                               -------                  -------










                                                         DOMINION RESOURCES, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)
                                                              (CONTINUED)

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                                    1997                 1996
                                                                                                  -----------------------------
                                                                                                             (Millions)

Cash flows from (used in) investing activities:
 Capital expenditures-(excluding
   AFC-equity funds)                                                                                (204.6)              (165.8)
 Purchase of East Midlands                                                                        (1,883.6)
 Acquisition of business, net of cash                                                                (96.1)
 Investments in marketable securities                                                                 61.8                  0.9
 Other                                                                                                 8.2                (23.3)
                                                                                                  --------               ------

Net cash flows used in investing activities                                                       (2,114.3)              (188.2)
                                                                                                  --------               ------

Increase (decrease) in cash and cash equivalents                                                      42.4                 (8.4)
Cash and cash equivalents at beginning of
 period                                                                                              110.9                 66.7
                                                                                                  --------               ------
Cash and cash equivalents at end of period                                                        $  153.3               $ 58.3
                                                                                                  ========               ======


Supplementary cash flows information:

     Cash paid during the period for:
        Interest (net of interest capitalized)                                                    $  124.5               $101.0
        Income taxes                                                                                   3.4                  0.2
     Non-cash investing and financing activities:
        Equity contribution for Wolverine acquisition                                             $   22.2
        Issuance of loan notes                                                                        19.4











----------
The  accompanying  notes  are an  integral  part of the  Consolidated  Financial
Statements.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (A) ACQUISITIONS

    EAST MIDLANDS

    East Midlands Electricity plc (East Midlands) was acquired in January 1997 for total consideration of $2.2 billion.

    The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of $1.7 billion. The goodwill is being amortized over a 40- year period. For additional information, see EAST MIDLANDS-Financing the Acquisition in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following unaudited pro forma combined results of operations for the three months ended March 31, 1996 has been prepared assuming the acquisition of East Midlands had occurred at the beginning of the period. The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated dates, nor are they necessarily indicative of future results of operations of the combined companies.

                                                                       Three Months Ended
                                                                             March 31,
                                                           1997                                 1996
                                                           ----                                 ----
                                                        As Reported                 As Reported       Pro Forma
                                                        -----------                 -----------       ---------
       Consolidated Results
    (millions, except earnings per share)

       Revenues                                          $1,855.2                    $1,239.3          $1,851.8
       Net Income                                          $169.9                      $150.2            $182.4
       Earnings Per Share                                   $0.93                       $0.85             $1.03

    FIRST SOURCE FINANCIAL

    On March 21, 1997, Dominion Capital, Inc. (Dominion Capital) completed the acquisition of the remaining 50% interest in First Source Financial LLP
    (FSF) and all of the outstanding common stock of HCFS Corporate Finance Venture, Inc. from Household Commercial Financial Services, Inc. This acquisition resulted in Dominion Capital owning directly and indirectly 100% of FSF and 100% of First Source Financial, Inc., the manager of FSF. The resulting wholly-owned entities will be consolidated for accounting and financial reporting purposes with Dominion Capital.

    WOLVERINE GAS AND OIL COMPANY

    In January 1997, Dominion Energy, Inc. (Dominion Energy) acquired the stock of Wolverine Gas and Oil Company, Inc. and related entities (Wolverine) in exchange for Dominion Resources, Inc. (Dominion Resources) Common Stock. Wolverine is an oil and gas production and operating company headquartered in Grand Rapids, Michigan. The transaction has been recorded using the pooling of interests method.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

  (B) DOMINION RESOURCES AND INTERIM REPORTING POLICIES

  Dominion Resources is a holding company headquartered in Richmond, Virginia. Its primary business is Virginia Electric and Power Company (Virginia Power), which is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and northeastern North Carolina. It sells electricity to retail customers (including government agencies) and to wholesale customers such as rural electric cooperatives and municipalities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for 80 percent of its population.

  Acquired early in 1997, East Midlands, a subsidiary of Dominion Resources, is principally a power distribution company serving 2.3 million homes and businesses in the growing East Midlands region of the United Kingdom.

  Dominion Resources also operates business subsidiaries active in independent power production; the acquisition and sale of natural gas reserves; financial services; and real estate. Some of the independent power and natural gas projects are located in foreign countries. Net assets of approximately $445 million are involved in independent power production operations in Central and South America.

  In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three-month periods ended March 31, 1997 and 1996, and cash flows for the three-month periods ended March 31, 1997 and 1996.

  These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Dominion Resources Annual Report on Form 10-K for the year ended December 31, 1996.

  The consolidated financial statements include the accounts of Dominion Resources and its subsidiaries, with all significant intercompany transactions and accounts being eliminated on consolidation.

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

  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
  (C) COMMON STOCK

  At March 31, 1997 there were 300,000,000 shares of common stock authorized of which 184,245,661 were issued and outstanding. Common shares issued during the referenced periods were as follows:

                                               Three Months Ended
                                                   March 31,
                                            1997                1996
                                            ----                ----
  Automatic Dividend
     Reinvestment and
     Stock Purchase Plan                                       690,476
  Dominion Direct Investment                911,419
  Wolverine pooling                       1,879,974
  Employee Savings Plan                     223,697                609
  Stock repurchase and retirement                             (136,800)
  Other                                       9,825             75,155
                                          ---------            -------
  Total Shares                            3,024,915            629,440
                                          =========            =======

   (D) LONG-TERM INCENTIVE PLAN

  On December 20, 1996, the Organization and Compensation Committee of the Board of Directors of Dominion Resources awarded participants 11,499 shares of restricted common stock at the award price of $38.250 per share.

  For the three-month period ended March 31, 1997, 2,250 common shares were issued associated with exercised stock options from previous awards. As of March 31, 1997, options from 8,351 shares were exercisable from previous awards.

  (E) PREFERRED STOCK - VIRGINIA POWER

  As of March 31, 1997, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
  (F) PROVISION FOR FEDERAL INCOME TAXES

  Total Federal income tax expense differs from the amount computed by applying the statutory Federal income tax rate to pre-tax income for the following reasons:

                                               Three Months Ended
                                                    March 31,
                                               1997          1996
                                               ----          ----
                                                  (Millions)
      Computation of Provision
       for Federal Income Tax:
      Income before income taxes             $249.9         $222.1
       Foreign income tax                     (28.6)          (0.3)
       Other income tax                        (2.2)          (1.5)
                                             ------         ------
      Income before Federal tax              $219.1         $220.3
                                             ======         ======
      Tax at statutory federal
       income tax rate of 35% applied
       to pre-tax income                     $ 76.7         $ 77.1
      Changes in federal income
       taxes resulting from:
      Preferred dividends
       of Virginia Power                        3.1            3.1
      Nonconventional Fuel credit              (6.0)          (6.6)
      Ratable amortization of
       investment tax credits                  (4.2)          (4.2)
      Other, net                                4.0            0.7
       Foreign tax                            (24.4)
      Total Provisions for Federal
       Income Tax Expense                    $ 49.2         $ 70.1
                                             ======         ======

      Effective Tax Rate                       22.4%          31.8%
                                             ======         ======

  (G) INTEREST RATE AND FOREIGN CURRENCY RISK

  DR Investments, a U.K. indirect subsidiary of Dominion Resources, expects to issue 100 million of Euro-Sterling Bonds, the proceeds of which will be used to refinance a portion of the short-term debt incurred in connection with the acquisition of East Midlands. In anticipation of the issuance of these bonds, DR Investments entered into forward rate agreements for the purpose of fixing the interest rate for the Euro-Sterling Bonds.

  On May 9, 1997, DR Investments issued $819 million of senior notes. The obligations are denominated in US dollars and the net proceeds will be used to repay a portion of the short-term debt incurred in connection with the acquisition of East Midlands. In order to hedge the currency exposures associated with a US dollar financing, DR Investments has entered into certain interest rate and currency swaps that are intended to minimize any cross-currency exposures and maintain the fixed nature of the interest payment obligations.

  (H) VIRGINIA POWER OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

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

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

  (I)    RESTRUCTURING CHARGES

  In 1995, Virginia Power announced the implementation phase of its Vision 2000 program which included comprehensive involuntary severance packages for employees who lose their positions as a result of Vision 2000 initiatives. Virginia Power's Vision 2000 review of operations was substantially complete at December 31, 1996.

  For additional information, see Note O to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual report on Form 10-K for the year ended December 31, 1996.

  (J) CONTINGENCIES

  VIRGINIA POWER

  Nuclear Insurance

  The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power). For additional information, see Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1996.

  Virginia Jurisdictional Rates

  On November 12, 1996, the State Corporation Commission of Virginia (the Virginia Commission) instituted a proceeding concerning Virginia Power's cost of service and the possible restructuring of the electric utility industry and directed Virginia Power to provide certain information, including any alternative form of regulation proposed by Virginia Power, by March 31, 1997. Virginia Power filed its proposed alternative regulatory plan with the Virginia Commission on March 24, 1997. Virginia Power's plan proposes a freeze of present base rates through December 31, 2002, during which time a portion of earnings above the approved level would be used to accelerate the write-off of generation-related regulatory assets and mitigate the costs associated with payments under power purchase contracts with non-utility generators. It also seeks approval in the principle of continued recovery of certain costs that remain unrecovered at the end of the freeze period.

  On March 28, 1997, the Staff of the Virginia Commission filed its Report in a proceeding on Virginia Power's 1995 Annual Informational Filing (AIF). The Report concludes that Virginia Power's earnings in 1995, after considering the effect of the Staff's proposed adjustments, had not exceeded the 11.4% rate of return on equity last authorized by the Virginia Commission. However, the Staff's review of Virginia Power's 1995 AIF also considered certain updated cost of service information and projected Virginia Power to earn in excess of its authorized return on equity. Based on that analysis, the Report concludes that, for purposes of establishing rates prospectively, a rate reduction of $95.6 million, composed of $65.9 million of changes in Virginia Power's current and ongoing cost of service and a $29.7 million one-time reduction in Virginia Power's deferred capacity balance at December 31, 1996, may be necessary in order to realign rates to the authorized level. Alternatively, the Report states that, in view of the evolving nature of the electric utility industry, the Commission may wish to consider remedies other than, or in addition to, a rate reduction. Other remedies suggested by the Report included allowing Virginia Power to maintain its current rate structure with residual earnings being used to write off regulatory assets in order to mitigate the recovery risk associated with such assets recorded on Virginia Power's books or to establish a reserve for strandable assets.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

  Virginia Power's alternative regulatory plan, which was filed subsequent to the Staff's review of Virginia Power's 1995 AIF but before issuance of the Staff's Report, provided for increases in certain costs not considered by the Staff in its review of the 1995 AIF cost of service. As a result, Virginia Power demonstrates that it is appropriate to retain the current level of base rates. Furthermore, Virginia Power's plan, similar to an alternative suggested in the Staff Report, proposes a five-year rate freeze during which time a portion of earnings above the approved level would be used to write off regulatory assets or to mitigate costs associated with power purchase contracts with non-utility generators.

  On March 6, 1997, in the proceeding in which Virginia Power filed its alternative rate plan and in the separate 1995 AIF proceeding, the Virginia Commission entered an order providing that Virginia Power's rates shall become interim rates subject to refund as of March 1, 1997. On April 30, 1997, the Virginia Commission entered an Order consolidating the proceedings on the consideration of its 1996 cost of service, its present rates, and its fuel cost recovery factor and other deferred accounting mechanisms. The Order directs the Commission's Staff to conduct a full investigation into these matters and encourages the parties and the Staff to engage in collaborative and creative efforts to help achieve resolution of issues, especially issues related to Virginia Power's contracts with non-utility generators, where possible. The Order establishes a schedule for filing testimony, exhibits, proposed settlements and stipulations, and responses beginning on October 15, 1997, and continuing through February 3, 1998. A public hearing is scheduled to begin on February 16, 1998.

  Federal Energy Regulatory Commission Audit

  The Federal Energy Regulatory Commission (FERC) conducted a compliance audit of Virginia Power's financial statements for the years 1990 through 1994 and issued its final audit report dated April 18, 1997. The compliance exceptions noted in the FERC's preliminary audit report were resolved without significant effect on Virginia Power's financial position or results of operations.

  Site Remediation

  The Environmental Protection Agency (EPA) has identified Virginia Power and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.5 million to $72.5 million. Virginia Power's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5 million, based upon allocation formulas and the volume of waste shipped to the sites. As of March 31, 1997, Virginia Power had accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it is probable the PRPs will fully pay the costs apportioned to them.

  Virginia Power and Dominion Resources along with Consolidated Natural Gas have remedial action responsibilities remaining at two coal tar sites. Virginia Power accrued a two million dollar reserve to meet its estimated liability based on site studies and investigations performed at these sites. In addition, two civil actions have been instituted against the City of Norfolk and Virginia Power by property owners who allege that their property has been contaminated by toxic pollutants originating from one of the coal tar sites now owned by the City of Norfolk and formerly owned by Virginia Power. The plaintiffs are seeking compensatory damages of $12 million and punitive damages of $6 million. It is too early in the cases for Virginia Power to predict their outcome. Virginia Power has filed answers denying liability. A trial date of August 18, 1997 has been set for one of the two actions seeking $15 million.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

  Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At March 31, 1997, any pending or possible claims were not recognized as an asset or offset against recorded obligations of Virginia Power.

  NONUTILITY SUBSIDIARIES

  Dominion Energy

  Dominion Cogen, Inc., a wholly owned subsidiary of Dominion Energy, has an investment interest in a corporation that owns two cogeneration plants in Texas. Under terms of various equity support agreements entered into in connection with this investment, Dominion Resources must provide contingent equity support to Dominion Energy. While management believes that the possibility of such support is remote, Dominion Resources could be required to ensure that Dominion Energy has sufficient funds to meet its equity support obligations which management does not believe will exceed $51.3 million.

  Dominion Energy has general partnership interests in certain of its energy ventures. Accordingly, Dominion Energy may be called upon to fund future operation of these investments to the extent operating cash flow is insufficient.

  In addition, Dominion Energy may be required to make payments under certain agreements on behalf of its energy ventures. As of March 31, 1997 no payments have been required.

  Dominion Capital

  As of March 31, 1997, Saxon Mortgage, Inc. a wholly-owned subsidiary of Dominion Capital has entered into commitments of approximately $153.2 million to fund mortgage loans. The commitments for mortgages have original terms of not more than 60 days.

  Under certain circumstances Dominion Capital may be required to provide up to $50 million of additional capital to FSF. This obligation is supported by a letter of credit from Dominion Capital which is guaranteed by Dominion Resources.

  (K) LINES OF CREDIT

  Dominion Resources and its subsidiaries have lines of credit and revolving credit agreements that provide for maximum borrowings of $3,775 million. At March 31, 1997, $2,581.2 million had been borrowed under such agreements. In addition, these credit agreements supported $391.7 million of Dominion Resources' commercial paper and $395 million of nonrecourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at March 31, 1997. A total of $300 million of the commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

  (L) CHANGE IN ACCOUNTING STANDARD

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for Dominion Resources' 1997 fiscal year. Dominion Resources' current EPS calculation conforms to the diluted EPS presentation. Basic EPS is not expected to be materially different from diluted EPS since potential common shares in the form of stock options are not materially dilutive.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this report that are not historical facts, are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere in this report, the following important factors should be considered with respect to any forward-looking statements made herein:

Current   governmental   policies  and  regulatory  actions  both  domestic  and
international (including those of FERC, the EPA, the NRC, the Virginia Commission and UK regulatory authorities), industry and rate structure, general industry trends, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and storage facilities, recovery of the cost of purchased power, nuclear decommissioning costs, economic and geographic factors including political and economic risks (particularly those associated with international development and operations, including currency fluctuation), changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather related damage, competition, including competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, unanticipated development project delays or changes in project cost, unanticipated changes in operating expenses and capital expenditures, competition for new energy development opportunities and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Dominion Resources. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the businesses of Dominion Resources.

Any forward-looking statement speaks only as of the date on which such statement is made, and Dominion Resources undertakes no obligation to update any forwardlooking statement or statements to reflect events or circumstances after the date on which such statement is made.

DOMINION RESOURCES - CONSOLIDATED

FINANCIAL CONDITION

Earnings Per Share
                                                    Three Months Ended
                                                        March 31,
                                                 1997               1996
                                                 ----               ----

    Virginia Power                              $0.56              $0.81
    East Midlands                                 .27
    Nonutility                                    .10                .04
                                                -----              -----

                                                $0.93              $0.85
                                                =====              =====


The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Consolidated earnings were up 8 cents per share in the first quarter of 1997 when compared to the same period in 1996. The increase was primarily due to earnings supplied by East Midlands, which was acquired in 1997. The earnings from East Midlands were offset by the decrease in earnings from Virginia Power which were primarily due to unusually mild weather experienced in the first quarter of 1997 versus the extremely cold weather in the first quarter of 1996.

Dominion Resources' nonutility subsidiaries earned 10 cents per share in the first quarter of 1997, up 6 cents per share from the same period last year. Dominion Energy's earnings increased primarily due to increased production volumes and prices for natural gas produced and sold and increased power generation production. Dominion Capital's earnings increased primarily due to the securitization of a package of residential mortgages at its mortgage servicing operation.

RESULTS OF OPERATIONS

Operating revenues increased in the first quarter of 1997 as compared to the same period last year primarily due to the revenues of East Midlands, which was acquired in 1997. Operating expenses increased in the first quarter of 1997 as compared to the same period last year primarily due to the addition of East Midlands' operating expenses.

LIQUIDITY

Cash Flows From Operations

Cash flows from operating activities for the first quarter 1997 decreased as compared to the first quarter of 1996 primarily due to normal operations plus the funding of mortgage loans prior to the securitization of such loans in Dominion Resources' financial service business.

Cash Flows From Financing Activities

During the first three months of 1997, net cash flows from financing activities were $2,074.2 million due to the issuance of long-term debt to finance, the first quarter mandatory maturities of First and Refunding Mortgage Bonds at Virginia Power, the acquisitions of East Midlands and the remaining interest in a subsidiary by Dominion Capital. In addition, the increase was due to the issuance of short-term debt to finance the acquisition of East Midlands.

On April 18, 1997, the Board of Directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable June 20, 1997 to holders of record at the close of business May 30, 1997.

Dominion Resources issued 1,135,116 net shares of common stock through its Dominion Direct Investment and Employee Savings Plan (see Note (C) to CONSOLIDATED FINANCIAL STATEMENTS) during the three-month period ended March 31, 1997.

The proceeds from issuance of common stock are invested on a short-term basis by Dominion Resources and ultimately utilized to provide equity capital to its subsidiaries generally within the same calendar year as the issuance of the common stock.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the first quarter of 1997 were $2,114.3 million primarily due to, the acquisition of East Midlands, utility plant capital expenditures at Virginia Power and Dominion Capital's acquisition of the remaining interest of a subsidiary.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

VIRGINIA POWER

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

Internal generation of cash during the first quarter of 1997 provided 186% of funds required for Virginia Power's capital requirements compared to 284% during the first quarter of 1996.

With the completion of the Clover Power Station in 1996,  Virginia Power is in a
period  in  which   internal  cash   generation   should   exceed   construction
expenditures.

As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the three-month period ended March 31, 1997 decreased $94.9 million as compared to the three-month period ended March 31, 1996. The decrease was primarily attributable to a decline in sales caused by the unusually mild weather in the first quarter of 1997, coupled with the higher level of sales in the first quarter of 1996 due to extremely cold weather.

Cash Flows To Financing Activities

Cash from (used in) financing activities was as follow:

                                                        Three Months Ended
                                                              March 31,
                                                     1997                 1996
                                                     ----                 ----
                                                             (Millions)

      Mortgage bonds                               $ 200.0
      Short-term debt                                 (8.6)            $(144.0)
      Pollution control securities                                        24.5
      Repayment of long-term debt                   (299.3)              (58.9)
      Dividends                                     (104.6)             (104.2)
      Preferred securities distribution               (2.7)               (2.7)
      Other                                           (2.5)               (2.1)
                                                   -------             -------
      Total                                        $(217.7)            $(283.2)
                                                   =======             =======

Financing activities for the first three months of 1997 resulted in a net cash outflow of $217.7 million.

On February 25, 1997, Virginia Power issued $200 million of First and Refunding Mortgage Bonds of 1997, Series A, 6.75%, due February 1, 2007. The proceeds from the sale of these bonds and cash provided by operating activities were used to fund first quarter 1997 mandatory maturities of First and Refunding Mortgage Bonds in the amount of $299.3 million.

On April 8, 1997, the Industrial Development Authority of the Town of Louisa, Virginia issued $10 million of Solid Waste and Sewage Disposal Revenue Bonds, Series 1997A, due April 1, 2022, that were secured by a pledge of payments to be made by Virginia Power. The bonds bear interest at a fixed rate of 5.15% for an initial five-year period. The interest rate may be either fixed or variable for subsequent specified periods. The proceeds from the sale of these bonds were used to finance certain solid waste and sewage disposal equipment previously installed at Virginia Power's North Anna Power Station located in Louisa County, Virginia.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Virginia Power's commercial paper program is supported by credit facilities totaling $500 million. Borrowings under the commercial paper program were $303.8 million at March 31, 1997, which is a decrease of $8.6 million from the balance at December 31, 1996. Proceeds from the sale of commercial paper are primarily used to finance working capital for operations.

In January 1997, Virginia Power filed a registration statement with the Securities and Exchange Commission for $400 million of Junior Subordinated Debentures. Virginia Power has two additional shelf registration statements for debt securities registered with the Securities and Exchange Commission, one for $575 million of First and Refunding Mortgage Bonds (of which $200 million has been issued) and the other for $200 million of Medium-Term Notes, Series F. These three shelf registrations combine to provide Virginia Power with $975 million of unused debt capital resources. In addition, Virginia Power has a Preferred Stock shelf, registered with the Securities and Exchange Commission, for $100 million in aggregate principal amount, which has not been utilized. Virginia Power intends to issue securities from time to time to meet its capital requirements.

Cash Flows Used in Investing Activities


Cash from (used in) investing activities was as follows:

                                                        Three Months Ended
                                                            March 31,
                                                   1997                1996
                                                   ----                ----
                                                          (Millions)
     Utility plant expenditures                  $ (73.9)            $ (75.9)
     Nuclear fuel                                  (18.8)              (31.5)
     Nuclear decommissioning
      contributions                                 (9.1)               (9.0)
     Purchase of assets                            (20.0)              (13.7)
     Other                                           1.3                (4.0)
                                                 -------             -------
     Total                                       $(120.5)            $(134.1)
                                                 =======             =======

Investing activities for the first three months of 1997 resulted in a net cash outflow of $120.5 million primarily due to $73.9 million of construction expenditures, $18.8 million of nuclear fuel expenditures and approximately $20 million for the purchase of a gas-fired combined cycle generator. Of the construction expenditures, Virginia Power spent approximately $57.2 million on transmission and distribution projects, $9.2 million on production projects, $6.6 million on general support facilities, and $0.9 million on clean air projects.

RESULTS OF OPERATIONS

Balance available for Common Stock decreased by $42.3 million for the three-month period ended March 31, 1997, as compared to the same period in 1996, primarily as a result of the unusually mild weather experienced in the first quarter of 1997 versus the extremely cold weather in the first quarter of 1996.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Operating Revenues

Operating revenues changed primarily due to the following:

                                         Three Months Ended March 31,
                                         ----------------------------
                                               1997 vs. 1996
                                               -------------
                                                (Millions)

     Customer growth                              $ 12.7
     Weather                                       (80.8)
     Change in base revenues                        (1.4)
     Fuel cost recovery                             11.0
     Other, net                                     (7.8)
                                                  ------
     Total retail                                  (66.3)
                                                  ------

     Sales for resale                               24.5
     Other operating revenues                        4.7
                                                  ------
     Total                                        $(37.1)
                                                  ======
Customer kilowatt-hour sales changed as follows:

                                         Three Months Ended March 31,
                                         ----------------------------
                                               1997 vs. 1996
                                               -------------

    Residential                                    (11.8)%
    Commercial                                      (4.9)
    Industrial                                       0.7
    Public authorities                              (5.1)
    Total retail sales                              (7.3)
    Resale                                          47.2
      Total sales                                    1.0

Heating and cooling degree days during the first quarter were as follows:

                                       1997              1996             Normal
                                       ----              ----             ------
    Heating degree days                1,856             2,334             2,050
    Percentage change
     compared to prior year            (20.5)             21.4

    Cooling degree days                    6                 0                 7

The decrease in retail kilowatt-hour sales for the three-month period ended March 31, 1997 reflects the mild weather experienced in the first quarter of 1997 compared to the unusually cold weather in the first quarter of 1996. The decline was partially offset by sales to 30,200 retail customers added during 1996.

The increase in sales for resale for the three-month period ended March 31, 1997, as compared to the same period in 1996, was primarily due to Virginia Power's heightened power marketing efforts.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Operation - Other

Other operating expenses increased for the three-month period ended March 31, 1997, as compared to the same period in 1996, primarily due to the wages and salaries associated with certain employees who have been redesignated as supporting operations rather than maintenance activities, transmission expenses related to Virginia Power's increased off-system sales, expenses attributable to the growth of Virginia Power's Energy Service Business, increased computer lease expenses, and lump sum merit payments to Virginia Power's employees. The increases in other operating expenses were partially offset by a decrease in salaries and wages pursuant to Vision 2000 involuntary separations.

Restructuring

As part of the Vision 2000 program (see Note (I) to CONSOLIDATED FINANCIAL STATEMENTS), Virginia Power recorded $5.4 million of restructuring charges in the first quarter of 1996. Virginia Power had completed the significant portions of its Vision 2000 review as of December 31, 1996. The savings from Virginia Power's Vision 2000 initiatives, including those staffing reductions, are being realized as lower construction and operation and maintenance costs than otherwise would have been incurred. A portion of these savings, to the extent that they result in earnings above the approved level, will be used to accelerate the write-off of generation-related regulatory assets and mitigate the costs associated with payments under power purchase contracts with non-utility generators. For additional information, see Note (J) to CONSOLIDATED FINANCIAL STATEMENTS.

Income Taxes

Income taxes decreased for the three-month period ended March 31, 1997, as compared to the same period in 1996 primarily as a result of decreased income subject to tax.

Contingencies

For information on contingencies, see Note (J) to CONSOLIDATED FINANCIAL STATEMENTS.

FUTURE ISSUES

Competition

Presently, Virginia Power expects to continue to operate under regulation and to recover its cost of providing traditional electric service. However, the form of cost-based rate regulation under which Virginia Power operates is likely to evolve as a result of various legislative or regulatory initiatives, including Virginia Power's alternative regulatory plan filed with the Virginia Commission on March 24, 1997 (see Note (J) to CONSOLIDATED FINANCIAL STATEMENTS). At this time, Virginia Power management can predict neither the ultimate outcome of regulatory reform in the electric utility industry nor the impact such changes would have on Virginia Power.

For additional information, see Future Issues-Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1996.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
DOMINION ENERGY

LIQUIDITY

Cash Flows From Operations

Cash flows from operations for the three months ended March 31, 1997 increased by $58.6 million as compared to the three months ended March 31, 1996 primarily due to cash flows from income from the acquisition of power generation assets in Peru in August 1996 and higher gas prices and greater production volumes due to the acquisition of natural gas properties in the Gulf Coast area in March 1996 and in Michigan in January 1997.

Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:
                                                     Three Months Ended
                                                          March 31,
                                                    1997             1996
                                                    ----             ----
                                                         (Millions)
Purchase of natural gas properties                 $ (6.5)          $(53.3)
Purchase of generation assets                       (31.5)            (6.2)
Other                                               (12.8)             8.9
                                                   ------           ------
Total                                              $(50.8)          $(50.6)
                                                   ======           ======

As of March 31, 1997, cash used in investing activities was utilized to purchase fixed assets primarily at the foreign power generation plants.

CAPITAL RESOURCES

During the first three months of 1997, Dominion Energy expended $39 million on capital requirements. Total capital requirements for 1997 are estimated to be $375 million.

RESULTS OF OPERATIONS

Net Income increased during the first quarter of 1997 as compared to the same period in 1996 primarily due to income from the acquisition of power generation assets in Peru in August 1996 and higher gas prices and greater production volumes due to the acquisition of natural gas properties in the Gulf Coast area in March 1996 and in Michigan in January 1997.

DOMINION CAPITAL

LIQUIDITY

Cash Flows From (Used In) Financing Activities
Cash from (to) financing activities was as follows:
                                                    Three Months Ended
                                                          March 31,
                                                    1997             1996
                                                    ----             ----
                                                         (Millions)
Investment from parent                            $ 59.0            $ 15.0
Issuance of long-term debt                         197.1
Repayment of long-term debt                         (9.5)            (27.4)
Other                                               32.3              11.9
                                                  ------            ------
Total                                             $278.9            $ (0.5)
                                                  ======            ======

During the first three months of 1997 cash flows from financing activities were $278.9 primarily due to the issuance of long-term debt and the equity infusion from Dominion Resources. The proceeds were utilized to acquire Household Commercial Financial Services, Inc.'s interest in First Source Financial and originate mortgage loans at Saxon Mortgage.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

                                                     Three Months Ended
                                                          March 31,
                                                    1997            1996
                                                    ----            ----
                                                        (Millions)
Marketable securities                              $ 49.5
Acquisition of remaining interest
 in subsidiary                                      (96.1)
Other                                                (3.2)         $(0.1)
                                                   ------          -----
Total                                              $(49.8)         $(0.1)
                                                   ======          =====

During the first three months of 1997, cash flows used in investing activities increased primarily due to the acquisition of the remaining interest in First Source Financial, Inc.

CAPITAL RESOURCES

During the first three months of 1997, Dominion Capital expended $57 million on capital requirements. Estimated capital requirements for 1997 are $104 million.

RESULTS OF OPERATIONS

Net income and operating revenues increased during the first quarter of 1997 as compared to the same period in 1996 primarily due to a residential mortgage securitization performed by Saxon Asset Securities Company.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

EAST MIDLANDS

LIQUIDITY

Financing the Acquisition

In the first quarter of 1997, Dominion Resources acquired 100% indirect ownership of East Midlands by means of a cash tender offer commenced on November 22, 1996. Dominion Resources, through two UK financing subsidiaries, obtained the funds necessary for the tender offer in part from borrowings of approximately 640 million pounds sterling ($1,055 million) under a short-term credit agreement and borrowings of 700 million pounds sterling ($1,154 million) under a revolving credit agreement, both guaranteed by Dominion Resources. The direct holding company of East Midlands issued approximately 12 million pounds sterling in unsecured loan notes, with the remainder of the funds contributed indirectly by Dominion Resources.

On May 9, 1997, DR Investments, one of the UK financing subsidiaries, issued $819 million (500 million pounds sterling) of five- and ten- year senior notes, the net proceeds of which will be used to pay down debt borrowed under the short-term credit agreement.

Dominion Resources anticipates additional capital markets borrowings, the net proceeds of which will be used to repay the remainder of the short term debt and to fund the expected return of share capital of 160 million pounds sterling to the parent of DR Investments which previously had invested capital in DR Investments as a part of the initial funding for the acquisition of East Midlands. It is anticipated that these additional borrowings will consist of a 200 million pounds sterling five-year term loan and a 100 million pounds sterling ten- to twelve-year Eurobond issuance.

CAPITAL RESOURCES

During the first three months of 1997, East Midlands expended $42.2 million on capital requirements. Estimated capital requirements for 1997 are $210.6 million. The sources for these capital requirements plus normal costs of operations are: cash from operations, various banking facilities, and a commercial paper program.

RESULTS OF OPERATIONS

A separate discussion of East Midlands is not presented because it was not part of Dominion Resources' consolidated entity during the first three months of 1996.

FUTURE ISSUES

Regulation - General

As a Regional Electric Company (REC) holding a Public Electricity Supply License (PES License), East Midlands is subject to extensive regulation of its prices and other aspects of its business, specifically including its rates and terms and conditions for its distribution (transfer of electricity across its low voltage distribution system to consumers) and supply (purchase of electricity from generators for resale to consumers) businesses. The current regulatory framework governing the electricity distribution and supply businesses in England and Wales has been in existence since 1990. As with any regulated company, no assurance can be given that laws or regulations will not change, or that current laws and regulations will not be implemented, in a manner that could adversely affect the operations of East Midlands.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Price Regulation of Distribution

Because electricity customers in England and Wales have no choice as to the distribution system from which they receive their electricity, the distribution business is controlled by the Distribution Price Control Formula, a formula of P x (1+(RPI-Xd)) where P reflects the previous maximum average price per unit of electricity distributed, RPI reflects the percentage change in the UK Retail Price Index (RPI) between the previous year and the current year and the Xd factor is established by the Director General of Electricity Supply (the Regulator) following review. The Distribution Price Control Formula determines the maximum average price per unit of electricity distribution (express in kilowatt hours, a unit) that any REC may charge in any year. The elements used in the Distribution Price Control Formula have been established for a five-year period and have been subject to review by the Regulator at the end of each five-year period and at other times at the discretion of the Regulator. Upon privatization of the RECs, the Regulator set the Xd factor to permit annual price increases by East Midlands of 1.25% greater than RPI for the five year period ending on March 31, 1995. Following a scheduled distribution price review by the Regulator of all twelve RECs in August 1994, the Regulator required an overall reduction in East Midland's regulated distribution prices for the year ending March 31, 1996 of 11% from the previous year, and set the Xd factor for the subsequent four year period ending on March 31, 2000 to subtract 2% from RPI in each such year. Following an unscheduled distribution price review by the Regulator of all twelve RECs in July 1995, the Regulator revised East Midland's regulated distribution prices for the four-year period ending March 31, 2000, requiring instead an overall reduction in East Midlands's regulated distribution prices for the year ending March 31, 1997 of 13% from the previous year, and resetting the Xd factor for the remaining three year period ending March 31, 2000 to subtract 3% from RPI for each such year. Because the maximum average price in any year is based in part on the maximum average price in the preceding year, a price reduction in any given year has an ongoing effect on the maximum average price for all subsequent years. There can be no assurance that the Regulator will not perform further unscheduled distribution price reviews, or that any future distribution price review, whether unscheduled or scheduled, will not result in price reductions or changes in the Xd factor which could materially adversely affect East Midlands.

Competition in Supply

Currently, each PES License holder has an exclusive right, subject to price cap regulation based on the Supply Price Control Formula(P x (1+(RPI-Xs)))+Y where P reflects the maximum average price per unit of electricity supplied, RPI reflects the percentage change in the Retail Price Index between the previous year and the current year, the Xs factor is established by the Regulator following review and the Y term is a pass through of certain costs, to supply its franchise area customers that have a maximum three-month average peak demand (as used herein, peak demand) of not more than 100kW (the Franchise Supply Customers). However, in contrast with the distribution business referred to above, the supply business is being progressively opened to full competition. The market for customers with a peak demand above 1 MW has been open to competition among suppliers of electricity since privatization in 1990 while, for customers with a peak demand above 100kW (the Non-Franchise Supply Customers), the market became competitive in April 1994. The final stage of this process is currently scheduled to begin on April 1, 1998, when the exclusive right of PES License holders to supply Franchise Supply Customers is scheduled to end. The current proposal is for a fully competitive market to be introduced over a six-month period beginning April 1, 1998. There can be no assurance that competition among suppliers of electricity will not adversely affect East Midlands.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Pool Purchase Price Volatility

East Midlands Electricity's supply business generally involves entering into fixed price contracts to supply electricity to customers. East Midlands obtains substantially all of the electricity to satisfy its obligations under such contracts through purchases from the wholesale trading market for electricity in England and Wales (the Pool).

Within the Pool, the prices are set, for each half hour period and are only fixed one day ahead. In order to stabilize the Pool price, Contracts For Differences (CFDs) are entered into to hedge against the price volatilities.

CFDs are contracts predominantly entered into between generators and suppliers to fix the price of a contracted quantity of electricity over a specified period. Differences between the actual prices set by the Pool and the agreed prices give rise to different payments between the parties to the particular CFD within the franchise market.

The legislation governing the market for Franchise Supply Customers permits the pass-through to customers of prudent costs, including CFDs which hedge against Pool price volatility. At the present time, East Midlands' forecast franchise supply market demand for Fiscal 1998 is substantially hedged through various types of agreements, including CFDs.

In a competitive supply market, East Midlands is exposed to two principal risks associated with such contracts: (i) purchasing price risk (East Midlands' cost of purchased electricity relative to the price East Midlands receives from the supply customer) and (ii) load shape risk (the risk associated with a shift in the customer's usage pattern, including absolute amounts demanded and timing of amounts demanded). East Midlands' employs risk management methods to maximize its return consistent with an acceptable level of risk. East Midlands seeks to hedge purchasing price risk through a variety of risk management tools, including management of its supply contract portfolio, CFDs, option arrangements and other means which mitigate risk of future Pool price volatility. Load shape risk is mitigated by paying detailed attention to forecasting demand.

East Midland's ability to manage its purchasing price risk depends, in part, on the future availability of appropriately priced risk management mechanisms such as CFDs. No assurance can be given that an adequate, transparent market for such products will continue to be available. No assurance can be given that this risk will be effectively mitigated.

Possible Change in Government Policy

At the UK general election held on May 1, 1997, the Labour Party obtained a majority in the House of Commons, ending 18 years of government by the Conservative Party. Certain senior members of the Labour Party have recently made statements regarding policies which a Labour government will introduce, including a windfall tax on so-called excess profits of certain companies, including certain utilities such as the RECs, as well as referring the whole electricity industry to the competition authorities. Labour Party leaders have indicated that a windfall tax applicable to privatized companies, including the RECs will be included in the Labour government's first budget. Although Labour Party leaders have indicated that such tax might seek to raise from 3 billion to 10 billion pounds sterling in aggregate, the size and timing of any such tax made applicable to East Midlands would depend upon many factors that have not been decided, including the number of companies or type of industries subject to such tax, the method of applying such tax to such companies and the amount sought to be raised. Any such tax may result in additional borrowings by East Midlands and/or DR Investments. There can be no assurance that the policies of the UK government would not materially adversely affect East Midlands.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Electromagnetic Fields

Possible adverse health effects of electro-magnetic fields (EMFs) from various sources, including transmission and distribution lines, have been the subject of a number of studies and increasing public discussion. The scientific research currently is inconclusive as to whether EMFs can cause adverse health effects. Claims are currently being brought against other companies within the UK electricity business alleging damages caused by EMFs. East Midlands believes that it has taken and continues to take sufficient measures to comply with the applicable laws and governmental regulations for the protection of the environment.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DOMINION ENERGY

In reference to the lawsuit filed by Dominion Energy and Dominion Cogen D.C., Inc. (collectively, the Plaintiffs) against the District of Columbia (the District) for deprivation of due process, on April 21, 1997 the Plaintiffs filed with the Court their Amended Answer and Affirmative Defenses to Counterclaim in which they denied all of the District's allegations of fraud, negligent misrepresentation, negligent retention, unjust enrichment and civil conspiracy and stated affirmative defenses to those allegations.

VIRGINIA POWER

On April 2, 1997, Doswell Limited Partnership (Doswell) filed a motion for judgment against Virginia Power in the Circuit Court of the City of Richmond. Doswell is an independent power producer that has entered into two power purchase agreements with Virginia Power for the supply of dependable capacity and electrical power. The motion for judgment claims that Virginia Power breached one of those agreements by assessing liquidated damages against Doswell totaling approximately $38 million due to a forced outage that Doswell experienced. The forced outage allegedly was caused by a turbine blade failure in one of Doswell's turbines. Doswell claims that the failure is excused as an event of Force Majeure and that the liquidated damages provisions in the agreement at issue are not enforceable. On April 25, 1997, Virginia Power filed a Demurrer seeking to dismiss the lawsuit.

Also, on April 2, 1997, Doswell filed a complaint against Virginia Power in the US District Court for the Eastern District of Virginia, Richmond Division. The complaint alleges that Virginia Power has breached the two power purchase agreements by improperly dispatching Doswell's generating facilities and by underpaying certain energy payments specified in the agreements. Doswell has asserted state law claims of fraud and breach of contract for which it seeks no less than $20 million. Doswell also contends that Virginia Power's conduct violates the federal Racketeer Influenced and Corrupt Organizations Act (RICO). Doswell seeks treble damages of no less than $60 million under that count. Virginia Power denies any wrongdoing and on April 24, 1997, filed a Motion to Dismiss the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion Resources Annual Shareholders Meeting was held on April 18, 1997 and the following issues were voted on by shareholders:

ELECTION OF DIRECTORS

a) The following Directors were elected to the Board of Directors for terms expiring in the year 2000:


                                                         Votes
                                        -------------------------------------
Director                                    For                      Withheld
--------                                    ---                      --------
John B. Bernhardt                       154,789,073                  5,273,091
Thos. E. Capps                          154,607,299                  5,454,865
S. Dallas Simmons                       154,087,667                  5,974,497
Robert H. Spilman                       154,700,609                  5,361,555

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)

b) The following incumbent Directors will continue on the Board of Directors with terms expiring in the years indicated:

Director                                                Term Expiring
--------                                                -------------
John B. Adams, Jr.                                            1998
Benjamin J. Lambert, III                                      1998
Richard L. Leatherwood                                        1998
Frank S. Royal                                                1998
Harvey L. Lindsay, Jr.                                        1999
Kenneth A. Randall                                            1999
William T. Roos                                               1999
Judith B. Sack                                                1999

DOMINION RESOURCES, INC. INCENTIVE COMPENSATION PLAN

The shareholders voted in favor of an employee Incentive Compensation Plan as follows:

                                                        Votes
                                                        -----
       For                                           141,790,125
       Against                                        14,261,931
       Abstain                                         4,010,106

DESIGNATION OF INDEPENDENT CERTIFIED PUBIC ACCOUNTANTS

The shareholders also voted in favor of the designation of Deloitte & Touche LLP as Dominion Resources' independent certified public accountants to audit the consolidated financial statements for the year 1997. The vote was as follows:

                                                         Votes
                                                         -----
       For                                           157,475,887
       Against                                         1,017,191
       Abstain                                         1,569,086

ITEM 5. OTHER INFORMATION

In reference to the purchase of the Kincaid Power Station from Commonwealth Edison Company (ComEd) by Kincaid Generation, L.L.C. (LLC), a subsidiary of Dominion Energy, in March 1997, the Illinois Commerce Commission (ICC) issued an order approving the transaction. ComEd and certain intervenors requested rehearing before the ICC, and certain intervenors requested the ICC to stay the effort of its approval order, all requests were denied by the ICC. ComEd and an intervenor have filed appeals to the Appellate Court of Illinois for the Fourth District.

VIRGINIA POWER

Regulation

General

In February 1997, Senate Bill No. 38, entitled the Study Commission on the Future of Electric Service in North Carolina, was introduced in the North Carolina Legislature. The legislation, which was enacted on April 30, 1997, establishes a study committee to examine the cost, adequacy, availability and pricing of electricity in the state. The study commission will be comprised of consumers, legislators and industry officers.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)

Virginia

In reference to its application before the Virginia Commission for authority to provide interexchange non-switched dedicated telecommunication services throughout Virginia, on April 28, 1997, Virginia Power and its wholly-owned subsidiary, VPS Communications, Inc. (VPSC), filed with the Virginia Commission an amendment to that application requesting that the authority to provide such services be given to VPSC instead of Virginia Power. Also on April 28, 1997, Virginia Power and VPSC filed for approval of three affiliate agreements that will support VPSC's provision of telecommunications service: an Affiliate Services Agreement, a Fiber Lease Agreement, and an Inter-Company Credit Agreement.

On April 30, 1997, the Virginia Commission entered an order consolidating the proceedings on Dominion Resources' 1995 Annual Information Filing and its proposed alternative regulatory plan, filed on March 24, 1997. An extensive discussion of the proceedings is provided in Note (J) to CONSOLIDATED FINANCIAL STATEMENTS, Contingencies, Virginia Power, Virginia Jurisdictional Rates.

In reference to the proceeding before the Virginia Commission for approval of certain power supply arrangements between Virginia Power and Chesapeake Paper Products Company, on April 21, 1997, a Hearing Examiner for the Virginia Commission issued a report recommending approval of those arrangements.

FERC

In reference to LG&E Westmoreland Southampton's request for a waiver of the Federal Energy Regulatory Commission (FERC) operating requirements for Qualifying Facilities (Qfs) under the Public Utility Regulatory Policies Act of 1978 (PURPA) and its resulting Petition for Review against FERC in the U.S. Court of Appeals for the D.C. Circuit, the U.S. Court of Appeals for the D.C. Circuit entered an Order granting FERC's motion to dismiss Southampton's Petition for Review on March 31, 1997.

Nuclear

In reference to Virginia Power's joint petition with thirty-five other utility petitioners against the U.S. Department of Energy (DOE) in the U.S. Court of Appeals for the District of Columbia, on March 19, 1997, the court consolidated the utilities' lawsuit with a parallel lawsuit filed by numerous states and state agencies against DOE on January 31, 1997. In April, the utilities and the state petitioners filed motions to expedite the calendaring of these cases. On April 30, the Court ordered that the pending petitions be construed as seeking to compel DOE to comply with the mandate in Indiana Michigan Power Co. v. Department of Energy, in which the court held that DOE has an unconditional obligation to begin disposing of spent nuclear fuel by January 31, 1998, reciprocal to the utilities obligation to pay fees into the Nuclear Waste Fund. On May 7, in response to the court's order, the utilities and state petitioners filed petitions for mandamus seeking relief similar to that sought in the original petitions.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)

Rates

Virginia

In the proceeding before the Virginia Commission involving an increase in Virginia Power's recovery of fuel expenses and the Commission's investigation regarding disposal of spent nuclear fuel, on March 20, 1997, the Commission granted its Staff's motion to remove the spent nuclear fuel disposal issue from the case and return it to a separate proceeding. A hearing was held on the requested increase in the recovery of fuel expenses on April 17, 1997.

North Carolina

In Virginia Power's filing for approval of a new Schedule 19, a public hearing was held on February 4, 1997. Briefs were filed by parties to the proceeding on March 4, 1997.

Interconnections

In reference to the planned test of principles developed by the General Agreement on Parallel Paths (GAPP), whose participants would include Virginia Power and five other North American utilities, on March 25, 1997, FERC approved the GAPP Experiment Participation Agreement for a two-year period, beginning on April 2, 1997. FERC stated that the experiment will provide the industry with information about the effects of regional power flows under the new Open Access regulations and allow participants to analyze actual power flow paths to ensure equitable compensation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10 -  Dominion Resources,  Inc. Incentive  Compensation Plan, effective
                  April 22, 1997 (Exhibit 99, Form S-8 Registration Statement, File No. 333- 25587, incorporated by reference)

         11 - Statement re: computation of per share earnings (included in this Form 10-Q on page 4)

         27 -  Financial Data Schedule (filed herewith)

(b)      Report on Form 8-K.

         Dominion Resources filed a report on January 23, 1997 on Form 8-K relating to the acquisition of East Midlands Electricity, plc, a regional electricity company based in the United Kingdom.

         Dominion Resources filed an amendment to the above Form 8-K, Form 8-K/A, filed March 20, 1997, reporting the required financial and proforma financial information for the acquisition of East Midlands Electricity, plc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DOMINION RESOURCES, INC.
                                        Registrant




                               BY     JAMES L. TRUEHEART
                                    -----------------------------
                                      James L. Trueheart
                                    Vice President and Controller
                                    (Principal Accounting Officer)

May 14, 1997