Form 10-K405/A
period 1996-12-31
DOMINION RESOURCES INC /VA/
filed 1997-06-27
CIK 715957

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

                          AMENDMENT NO. 1 TO FORM 10-K

The undersigned registrant hereby amends the exhibits to its 1996 Annual Report on Form 10-K to include the following 1996 Annual Reports for the Dominion Resources, Inc. Employee Savings Plan, Dominion Subsidiary Savings Plan, and the Virginia Power Hourly Employee Savings Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DOMINION RESOURCES, INC.
                                             Registrant

                                     BY /s/LINWOOD R. ROBERTSON
                                        Linwood R. Robertson
                                       Executive Vice President,
                                        Chief Financial Officer

Date: June 26, 1997

                                    FORM 11-K
                                DECEMBER 31, 1996

                                  EXHIBIT INDEX

     Exhibit                                                          Page

Exhibit 99(i)     Financial Statements to Form 11-K of
                  Dominion Resources, Inc. Employee Savings
                  Plan (filed in paper format)

Exhibit 99(ii)    Independent auditor's consent (filed
                  electronically herewith)

Exhibit 99(iii)   Financial Statements to Form 11-K of
                  Dominion Resources, Inc. Dominion
                  Subsidiary Savings Plan (filed in paper
                  format).

Exhibit 99(iv)    Independent auditor's consent (filed
                  electronically herewith)

Exhibit 99(v)     Financial Statements to Form 11-K of
                  Virginia Power Hourly Employee Savings
                  Plan (filed in paper format)

Exhibit 99(vi)    Independent Auditor's consent (filed
                  electronically herewith)