Form 10-Q
period 1997-06-30
DOMINION RESOURCES INC /VA/
filed 1997-08-13
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

 (Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

                 Commission file number 1-8489

                     DOMINION RESOURCES, INC.
      (Exact name of registrant as specified in its charter)



         Virginia                                         54-1229715
(State or other jurisdiction                       (I.R.S. Employer
incorporation or organization)                  Identification No.)



901 East Byrd Street, Richmond, Virginia                   23219
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number                        (804) 775-5700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No _____

At July 31, 1997, 185,785,807 shares of common stock, without par value, of the registrant were outstanding.

                     DOMINION RESOURCES, INC.

                              INDEX


                                                                    Page
                                                                   Number

                 PART I.  Financial Information

Item 1.  Consolidated Financial Statements

  Consolidated Statements of Income - Three                          3
    and Six Months Ended June 30, 1997 and 1996

  Consolidated Balance Sheets - June 30, 1997                      4-5
   and December 31, 1996

  Consolidated Statements of Cash Flows                            6-7
   Six Months Ended June 30, 1997 and 1996

  Notes to Consolidated Financial Statements                      8-16

Item 2.        Management's Discussion and Analysis              17-29


                  PART II.  Other Information

Item 1.        Legal Proceedings                                    30

Item 4. Submission of Matters to a Vote of Security Holders         30

Item 5.        Other Information                                 30-37

Item 6.        Exhibits and Reports on Form 8-K                     37

                       DOMINION RESOURCES, INC.
                    PART I. FINANCIAL INFORMATION

               ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                 Three Months Ended    Six Months Ended
                                       June 30,           June 30,
                                 1997         1996     1997        1996

                                   Millions, except per share amounts

Operating revenues and income:
 Virginia Power                 $ 1,028.0  $1,029.1  $2,155.8   $2,193.9
  East Midlands                     407.4               962.7
 Nonutility                         199.3      91.9     371.3      166.4
                                  1,634.7   1,121.0   3,489.8    2,360.3
Operating expenses:
 Fuel, net                          264.3     225.6     545.6      488.7
  Purchased power capacity, net     159.5     165.9     344.0      360.1
  Supply and distribution-East Midlands       337.4                784.0
 Other operation                    258.6     186.1     490.4      355.7
 Maintenance                         61.6      60.3     115.8      119.9
 Accelerated cost recovery            2.8                 2.8
  Restructuring                       6.3      19.3       6.3       24.7
 Depreciation and amortization      195.7     153.0     390.0      301.1
 Other taxes                         66.4      67.6     139.8      141.6

                                  1,352.6     877.8   2,818.7    1,791.8

Operating income                    282.1     243.2     671.1      568.5

Other income                          6.1       3.6      13.0        6.4

Income before fixed charges and
  income taxes                      288.2     246.8     684.1      574.9

Fixed charges:
 Interest charges, net              160.4      95.7     295.9      190.9
  Preferred dividends and distributions
      of Virginia Power, net         10.8      10.6      21.3       21.4

                                    171.2     106.3     317.2      212.3
Income before provision for
 income taxes                       117.0     140.5     366.9      362.6

Provision for income taxes           37.9      46.3     117.9      118.2

Net income                        $  79.1   $  94.2  $  249.0   $  244.4

 Average common stock               184.7     177.4     183.8      177.0

 Earnings per common share        $   0.43  $   0.53 $    1.35  $    1.38
 Dividends paid per common share  $   0.645 $   0.645$    1.29  $    1.29
__________________
The accompanying notes are an integral part of the Consolidated Financial Statements.


                     DOMINION RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS
                              ASSETS
                           (UNAUDITED)


                                            June 30,           December 31,
                                              1997                1996*
                                                    (Millions)
Current assets:

Cash and cash equivalents                  $   215.8           $   110.8
Trading securities                               4.4                16.4
Customer accounts receivable, net              521.9               354.8
Other accounts receivable                      245.5               174.9
Accrued unbilled revenues                      169.7               162.8
Accrued taxes                                   22.0
Materials and supplies:
  Plant and general                            166.5               148.7
  Fossil fuel                                   66.6                76.8
Mortgage loans in warehouse                    125.9                65.8
Other                                          162.0               209.5
                                             1,700.3             1,320.5

Investments                                  2,559.1             1,893.4

Property, plant and equipment:              18,990.2            16,815.8
   Less accumulated depreciation
    and amortization                         6,706.2             6,306.4
                                            12,284.0            10,509.4
Deferred charges and other assets:
   Regulatory assets                           787.6               773.9
   Goodwill                                  1,870.8               179.1
   Other                                       221.8               229.3
                                             2,880.2             1,182.3

Total assets                               $19,423.6           $14,905.6

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

                      DOMINION RESOURCES, INC.
                    CONSOLIDATED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY
                            (UNAUDITED)

                                          June 30,         December 31,
                                             1997             1996*
                                                  (Millions)
Current liabilities:
   Securities due within one year        $    569.4        $    750.7
   Short-term debt                            584.4             378.2
   Accounts payable, trade                    579.5             410.6
   Accrued interest                           137.5             107.3
   Accrued taxes                               19.9
   Accrued payroll                             61.1              73.1
   Customer deposits                           46.1              50.0
   Severance costs accrued                     34.7              50.2
   Other                                      292.4             155.4
                                            2,325.0           1,975.5
Long-term debt:
   Virginia Power                           3,570.0           3,579.4
   Nonrecourse - nonutility                 2,764.9             505.7
   East Midlands                            1,448.2
   Other                                      300.0             642.5
                                            8,083.1           4,727.6
Deferred credits and other liabilities:
   Deferred income taxes                    2,000.0           1,743.3
   Investment tax credits                     246.8             255.3
   Other                                      913.2             455.5
                                            3,160.0           2,454.1
Total liabilities                          13,568.1           9,157.2

Virginia Power obligated mandatorily
  redeemable preferred securities
  of subsidiary trust **                      135.0             135.0
Preferred stock:
   Virginia Power stock subject to
     mandatory redemption                     180.0             180.0
   Virginia Power stock not subject to
     mandatory redemption                     509.0             509.0
Common shareholders' equity:
   Common stock - no par                    3,563.5           3,471.4
   Retained earnings                        1,467.3           1,437.9
   Accumulated translation adjustments        (15.0)
   Allowance on available-for-sale
     securities                                (0.5)             (1.1)
   Other                                       16.2              16.2
                                            5,031.5           4,924.4
Total liabilities & shareholders'
  equity                                  $19,423.6         $14,905.6


The accompanying notes are an integral part of the Consolidated
Financial Statements.

* The Balance Sheet at December 31, 1996 has been taken from the audited Consolidated Financial Statements at that date.

** As described in Note (G) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the
   8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.
                      DOMINION RESOURCES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                         Six Months Ended
                                                             June 30,
                                                         1997          1996
                                                             (Millions)

Cash flows from (used in) operating activities:
  Net income                                        $  249.0       $  244.4
  Adjustments to reconcile net income to
    net cash from operating activities:
   Depreciation, depletion and amortization            426.8          344.9
   Unremitted earnings of subsidiary                   (24.7)
   Currency translation adjustment                     (14.9)
   Minority interests                                   44.7
   Purchase and originations of mortgage loans      (1,055.3)        (166.5)
   Proceeds from sales and principle collections
   of mortgage loans                                   995.2            1.0
   Deferred income taxes                                22.1           31.6
   Investment tax credits, net                          (8.5)          (8.6)
   Deferred fuel expenses                               (0.7)         (23.6)
   Deferred capacity expenses                          (38.4)           6.0
  Changes in assets and liabilities:
   Accounts receivable                                  49.9           12.7
   Accrued unbilled revenues                            (6.5)          (7.2)
   Materials and supplies                               (3.3)          16.1
   Accounts payable, trade                             (87.6)         (11.7)
   Accrued interest and taxes                          (17.4)          (4.4)
  Other changes                                        (64.0)         (97.3)

Net cash flows from operating activities               466.4          337.4

Cash flows from (used in) financing activities:
  Issuance of common stock                              90.4           79.0
  Issuance of long-term debt:
   Virginia Power                                      210.0           24.5
   East Midlands                                     1,904.2
   Nonrecourse-nonutility                            2,491.2          264.2
  Issuance of short-term debt                          126.8          117.3
  Repayment of long-term debt and preferred stock   (2,594.6)        (267.1)
  Common dividend payments                            (237.4)        (228.2)
  Other                                                 36.9           (5.5)
Net cash flows from (used in) financing activities   2,027.5          (15.8)

                      DOMINION RESOURCES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                           (CONTINUED)


                                                         Six Months Ended
                                                              June 30,
                                                         1997          1996
                                                              (Millions)

Cash flows from (used in) investing activities:
  Utility capital expenditures-(excluding AFC)         $  (211.8)    $(233.2)
  Nonutility capital expenditures                         (182.4)      (86.0)
  Purchase of East Midlands                             (1,885.8)
  Acquisition of business, net of cash                     (96.1)
  Investments in marketable securities                      15.4        19.1
  Other                                                    (28.2)      (28.4)

Net cash flows used in investing activities             (2,388.9)     (328.5)

Increase (decrease) in cash and  cash equivalents          105.0        (6.9)

Cash and cash equivalents at beginning of period           110.8        66.7
Cash and cash equivalents at end of period              $  215.8     $  59.8


Supplementary cash flows information:

  Cash paid during the period for:

  Interest (net of interest capitalized)                $  252.0      $205.1
  Income taxes                                              76.3       100.8

  Non-cash transactions from investing and financing activities:

    Equity contribution for Wolverine acquisition         $ 22.2
    Issuance of loan notes-East Midlands acquisition        19.4
    Exchange of available for sale securities               21.8       $ 4.3



The accompanying notes are an integral part of the Consolidated Financial Statements.

                    DOMINION RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (A) DOMINION RESOURCES AND INTERIM REPORTING POLICIES

GENERAL

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

Acquired early in 1997 East Midlands Electricity plc (East Midlands) a subsidiary of Dominion Resources, is principally a power and supply distribution company serving 2.3 million homes and businesses in the East Midlands region of the United Kingdom.

Dominion Resources uses the exchange rate at June 30, 1997 ($1.6655 per pound sterling) to evaluate amounts originally denominated in pounds sterling.

Dominion Resources also operates business subsidiaries active in independent power production, the acquisition and sale of natural gas reserves, financial services, and real estate. Some of the independent power and natural gas projects are located in foreign countries. Net assets of approximately $445 million are involved in independent power production operations in Central and South America.

In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three-month periods ended June 30, 1997 and 1996, and cash flows for the six-month periods ended June 30, 1997 and 1996.

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

                    DOMINION RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)


DERIVATIVES

Dominion Resources utilizes derivative instruments to manage exposure to fluctuations in interest rates, foreign exchange rates and natural gas, purchasing and electricity prices.

Derivatives that are used by Dominion Resources in the management of interest rate and foreign currency exposures, through the use of interest rate and currency swaps, are accounted for on a settlement basis. In addition, East Midlands, employs fixed price forward contracts (contracts for differences), which are utilized to protect against price volatility in its supply business. Contracts for differences are contracts, which are entered into between generators and suppliers to fix the price of a contracted quantity of electricity over a specified period. East Midlands accounts for these instruments on a settlement basis. Under this method, each net payment/receipt due or owed under the derivative is recorded in earnings during the period to which the payment/receipt relates. Income and expense are recorded in the same category as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized in interest expense in the periods in which they accrue and the amounts paid or received under contracts for differences are recognized as an adjustment to Supply & Distribution expense. Cash flows from interest rate swaps, currency swaps and fixed price forward contracts are reported in Net Cash Flows from Operating Activities.

Under the deferral method, gains and losses related to effective hedges of existing assets and liabilities are recorded on the balance sheet and recognized in earnings in conjunction with earnings of the designated asset or liability. Instruments are deemed to be effective hedges when the historical value fluctuations correlate strongly with those of the item being hedged and the instruments are designated as hedges. Income and expense related to instruments that do not meet the hedge criteria, hedges that have been terminated, and transactions in which the hedged item has been sold or matured, are recognized in current earnings. Dominion Resources uses the deferral method to account for derivative instruments which are designated as effective hedges.

Dominion Energy uses commodity natural gas options and collars as hedges against natural gas price exposure. Gains and losses resulting from natural gas price derivative instruments activities are included in Operating revenues and income - Nonutility. Cash flows from commodity natural gas options and collars are reported in Cash Flows from Operating Activities.

Dominion Resources' UK subsidiary (DR Investments) utilizes the deferral method to account for derivatives which minimize exposure to currency fluctuations. These derivatives are designed to minimize cross-currency exposure on the issuance by DR Investments of U.S. dollar denominated Senior Notes. In addition, the deferral method has been employed to account for derivatives such as forward rate agreements which stabilized the interest rate on the anticipated issuance of the Senior Notes and Eurobonds. The forward rate agreement and the cross-currency swaps associated with the Senior Notes
are treated in aggregate as an adjustment to Long-term debt   East Midlands
and is amortized to Interest expense over the life of the bonds. Cash flows from the forward rate agreements and the cross-currency swaps are reported as Net Cash Flows from Financing Activities. The amortization of these agreements and swaps are included in Net Cash Flows from Operating Activities.

                    DOMINION RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)


The fair value method, which is used for those derivative transactions which do not qualify for settlement or deferral accounting, requires that derivatives are carried on the balance sheet at fair value with changes in that value recognized in earnings or stockholder's equity.

Virginia Power's wholesale power group is engaged in off-system purchases and sales of energy and capacity. A substantial portion of its trading activities are through fixed-priced forward contracts which require physical delivery of the underlying commodity. In addition, Virginia Power's trading activities include the purchase and sale of over-the-counter options that require physical delivery of the underlying commodity. Virginia Power purchases and sells NYMEX natural gas futures contracts, as well as options on such contracts in order to manage price risk associated with natural gas requirements. Options and futures contracts are marked to market with the resulting gains and losses reported in earnings unless the options qualify, and are designated, as a hedge for accounting purposes. For options which require physical delivery of the underlying commodity, market value reflects management's best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Futures contracts and options on futures contracts are marked to market based on closing exchange prices. No options or futures contracts were designated as hedges during the six months ended June 30, 1997.

Purchased options and options sold are reported in Deferred Charges and Other
Assets   Other and in Deferred Credits and Other Liabilities   Other
respectively, until exercise or expiration. Gains and losses are reported in Other Income unless the options or futures contracts have been designated as hedges. For designated hedges, unrealized gains and losses are deferred
during the hedge period as Deferred Credits and Other Liabilities   Other and
Deferred Debits and Other Assets   Other, respectively, and are ultimately
reflected in the measurement of the hedged transaction. Electric options exercised are reflected in the recording of related purchases or sales of electricity as Operating Expenses or Operating Revenues, respectively. Upon expiration, electric options written are recognized in Operating Revenues and options purchased are reported in Operating Expenses. Cash flows from options and futures contracts are reported in Net Cash Flow from Operating Activities.

Options, futures and forward contracts are used by Dominion Resources' financial services indirect subsidiary (Saxon Mortgage) for the purpose of reducing exposure to the effects of changes in interest rates on mortgage loans which the company has funded or has committed to fund. Gains and losses incurred on options, futures and forward contracts used to hedge the interest rate exposure are deferred as an adjustment to the value of the mortgages and recorded in Mortgage Loans in Warehouse. The gains and losses are recognized at the time of securitization and are recorded to Operating Revenues and
Income   Nonutility.  The related cash flows are recorded in Net Cash Flow from Operating Activities. In addition, Saxon Mortgage utilizes the deferral method to account for interest rate caps. The caps are used to hedge the value of mortgage investments retained from the securitization of mortgage loans. The cost of the caps are included with the mortgage investments reported in Investments and are amortized as an adjustment to Operating Revenues and Income - Nonutility. Cash flows from interest rate caps are included Net Cash Flow from Investing Activities. The amortization of the caps is included in Net Cash Flow from Operating Activities.

                    DOMINION RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)


(B) COMMON STOCK

At June 30, 1997 there were 300,000,000 shares of common stock authorized of which 185,604,273 were issued and outstanding. Common shares issued during the referenced periods were as follows:
                                    Three Months Ended     Six Months Ended
                                         June 30,               June 30,
                                    1997        1996      1997        1996
   Automatic Dividend
   Reinvestment and
   Stock Purchase Plan                        727,704             1,418,180
  Employee Savings Plan            245,598    122,656   469,295     123,265
  Dominion Direct Investment     1,063,129            1,974,548
  Wolverine Pooling                                   1,879,974
  Stock Repurchase and Retirement                             0    (136,800)
  Other                             49,885       (15)    59,710      75,140
  Total Shares                   1,358,612   850,345  4,383,527    1,479,785


(C) LONG-TERM INCENTIVE PLAN

For the six-month period ended June 30, 1997, 2,250 common shares were issued associated with exercised stock options from previous awards. As of June 30, 1997, options from 8,351 shares were exercisable from previous awards.

(D) PREFERRED STOCK - VIRGINIA POWER

As of June 30, 1997, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

                    DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (CONTINUED)

(E) PROVISION FOR FEDERAL INCOME TAXES

Total Federal income tax expense differs from the amount computed by applying the statutory Federal income tax rate to pre-tax income for the following reasons:
                                    Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                   1997        1996       1997       1996
                                                 (Millions)
 Computation of Provision
  for Federal Income Tax:

     Income before income taxes  $117.0      $140.5      $366.9       $362.6
     Foreign income tax            (0.3)       (0.4)      (28.9)        (0.7)
     Other income tax               2.3        (1.6)        0.1         (3.1)
     Income before Federal tax   $119.0      $138.5      $338.1       $358.8

     Tax at statutory federal
      income tax rate of 35% applied
      to pre-tax income           $41.7      $ 48.5      $118.4       $125.6
     Changes in federal income
      taxes resulting from:
       Preferred dividends
        of Virginia Power           3.1         3.1         6.2          6.2
       Nonconventional fuel credit (6.7)       (6.6)      (12.7)       (13.2)
       Ratable amortization of
         investment tax credits    (4.3)       (4.3)       (8.5)        (8.5)
       Foreign tax                  3.7                   (20.7)
       Other, net                   2.4         3.6         6.4          4.3
   Total Provision for Federal
    Income Tax Expense           $ 39.9      $ 44.3      $ 89.1       $114.4

   Effective Tax Rate              33.5%       32.0%       26.4%        31.9%


(F) INTEREST RATE AND FOREIGN CURRENCY RISK

On May 9, 1997, DR Investments, a UK indirect subsidiary of Dominion Resources, issued $819 million of senior notes. The obligations are denominated in US dollars and the net proceeds were used to repay a portion of the short-term debt incurred in connection with the acquisition of East Midlands. In order to hedge the currency exposures associated with a US dollar financing, DR Investments entered into certain interest rate and currency swaps that are intended to minimize any cross-currency exposures and maintain the fixed nature of the interest payment obligations.

On June 6, 1997, DR Investments, issued $166.6 million of Euro-Sterling 10 year bonds. The net proceeds were used to repay a portion of the short-term debt incurred in the acquisition of East Midlands. In anticipation of the issuance of these bonds, DR Investments also entered into a forward rate agreement for the purpose of fixing the interest rate for the Euro-Sterling Bonds.

                    DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (CONTINUED)

 (G) VIRGINIA POWER OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

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


(H) CONTINGENCIES

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

Virginia Jurisdictional Rates

On March 6, 1997, in the proceeding in which Virginia Power filed its alternative rate plan and in the separate 1995 Annual Informational Filing proceeding, the Virginia State Corporation Commission (Virginia Commission) entered an order on March 6, 1997 providing that Virginia Power's rates shall become interim rates subject to refund as of March 1, 1997.

Site Remediation

The Environmental Protection Agency (EPA) has identified Virginia Power and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.5 million to $72.5 million. Virginia Power's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5 million, based upon allocation formulas and the volume of waste shipped to the sites. As of June 30, 1997, Virginia Power had accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it is probable that the PRPs will fully pay the costs apportioned to them.
                    DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (CONTINUED)


Virginia Power and Dominion Resources, Inc., along with Consolidated Natural Gas, have remedial action responsibilities remaining at two coal tar sites. Based on site studies and investigations performed at these sites, Virginia Power accrued a $2 million reserve to meet its estimated liability. As of June 30, 1997, Virginia Power had incurred remedial action costs for the two sites totaling $2 million. Virginia Power does not anticipate that it will be liable for additional remedial action costs that are significant in amount.

In addition to the remedial action costs associated with the coal tar sites, two civil actions have been instituted against the City of Norfolk and Virginia Power. Several property owners allege that their property has been contaminated by toxic pollutants originating from one of the coal tar sites now owned by the City of Norfolk and formerly owned by Virginia Power. The plaintiffs are seeking compensatory damages of $12 million and punitive damages of $6 million. It is too early in the cases for the Virginia Power to predict their outcome. Virginia Power has filed answers denying liability. A trial date of August 18, 1997 has been set for one of the two actions seeking fifteen million dollars.

Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At June 30, 1997, any pending or possible claims were not recognized as an asset or offset against recorded obligations of Virginia Power.


NONUTILITY SUBSIDIARIES

Dominion Energy

Dominion Cogen, Inc., a wholly owned subsidiary of Dominion Energy, has an investment interest in a corporation that owns two cogeneration plants in Texas. Under terms of various equity support agreements entered into in connection with this investment, Dominion Resources must provide contingent equity support to Dominion Energy. While management believes that the possibility of such support is remote, Dominion Resources could be required to ensure that Dominion Energy has sufficient funds to meet its equity support obligations which management does not believe will exceed $50.0 million.

Dominion Energy has general partnership interests in certain of its energy ventures. Accordingly, Dominion Energy may be called upon to fund future operations of these investments to the extent operating cash flow is insufficient.

In addition, Dominion Energy may be required to make payments under certain agreements on behalf of its energy ventures. As of June 30, 1997, no payments have been required.


Dominion Capital

As of June 30, 1997, Saxon Mortgage, Inc. a wholly-owned subsidiary of Dominion Capital has entered into commitments of approximately $233 million to fund mortgage loans. The commitments for mortgages have original terms of not more than 60 days.

                    DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (CONTINUED)


(I) LINES OF CREDIT

At June 30, 1997, Dominion Resources and its subsidiaries have lines of credit and revolving credit agreements that provide for maximum borrowings of $2,649 million. At June 30, 1997, $1,553.0 million had been borrowed under such agreements. In addition, these credit agreements supported $372.4 million of Dominion Resources' commercial paper and $524.1 million of nonrecourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at June 30, 1997. A total of $300 million of the commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

(J) CHANGE IN ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 129 "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. SFAS NO. 129 continues and consolidates previous disclosure requirements regarding an entity's capital structure. This statement is effective for periods ending after December 15, 1997.

In June 1997, FASB issued SFAS No. 130, " Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and
circumstances from nonowner sources.   Items considered comprehensive income
include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity
securities.   SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997.

SFAS No. 131 establishes standards for the reporting information about operating segments by public entities in annual financial statements and requires that those entities report selected information about operating
segments in interim financial reports issued for shareholders.    This
statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise and amends SFAS No. 94, " Consolidation of All-Majority-Owned Subsidiaries." SFAS No. 131 requires that public entities report financial and descriptive information about its reportable business segments. This statement is effective for financial statements for periods beginning after December 15, 1997.

(K)  SUBSEQUENT EVENTS

East Midlands

On July 2, 1997, the United Kingdom Labour Party in its first budget as the new Government included proposals for a windfall profit tax on the excess profits of the privatized utilities. The Labour Party's majority in the UK parliament makes it probable that proposals will become law. East Midlands' portion of this tax is estimated at 96 million pounds sterling or approxi-mately $160 million. The tax will be payable in two equal installments on or before December 1,
                    DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (CONTINUED)


1997 and December 1, 1998. It is expected that a liability amounting to approximately $160 million will be recorded in the third quarter of 1997.

Dominion Energy

On August 1, 1997, Dominion Energy sold to Chilgener S.A. 49 percent of its interest in Inversiones Dominion Peru S.A., a Peruvian company which holds a 60 percent interest in EGENOR S.A., a 405 megawatt electric generation business in Peru.

                   DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

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

                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Continued)


DOMINION RESOURCES - CONSOLIDATED

RESULTS OF OPERATIONS

 Earnings Per Share             Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                 1997        1996         1997        1996
  Virginia Power               $0.34         $.50          $.90      $1.31
  East Midlands                (.05)                        .22
  Nonutility                     .14          .03           .24        .07
  Total Shares                 $0.43        $0.53         $1.36      $1.38
The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

Consolidated earnings decreased 10 cents per share for the second quarter of 1997 when compared to the second quarter of 1996. The decline was primarily due to the decrease in earnings from Virginia Power as result of unseasonably mild weather experienced in the second quarter. The decrease also included an anticipated loss for the second quarter at East Midlands which was acquired earlier this year. East Midlands is a winter-peaking company whose earnings are generated primarily in the first and fourth quarters.

Earnings from Dominion Resources' nonutility subsidiaries offset part of the second quarter decline with an increase in earnings from 4 cents per share to 14 cents per share for the second quarter of 1996 and 1997, respectively. Dominion Energy's earnings increased primarily as a result of income from the acquisition of power generation assets in Peru in August 1996 and higher gas prices and greater production volumes due to the acquisition of natural gas properties in the Gulf Coast area in March 1996 and in Michigan in January 1997. Increased earnings at Dominion Capital was primarily due to the securitization of residential mortgages and additional income contributed by its First Source Financial subsidiary as a result of the purchase of the remaining 50 percent interest in early 1997.

Operating Revenues And Expenses

Operating revenues increased by $513 million or 46% in the second quarter 1997 as compared to the second quarter of 1996 and $1,130 million or 48% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Both increases reflect the addition of revenues from East Midlands which was acquired in early 1997 as well as increased operating revenues from Dominion Resources nonutility subsidiaries. Operating expenses increased in the second quarter of 1997 by $470 million or 53% as compared to the second quarter of 1996 and $1,023 million or 57% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Both increases reflect the addition of expenses from East Midlands.

                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (CONTINUED)


Interest Expense

Interest expense increased $65 million or 66% in the second quarter 1997 as compared to the second quarter of 1996 and $105 million or 55% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Both increases are attributed to the issuance of short and long-term debt for the acquisition of East Midlands.

LIQUIDITY

Cash Flows From Operations

Cash flows from operating activities for the six months ended June 1997 increased by $129 million as compared to the six months ended June 30, 1996 primarily due to normal operations plus the securitization of residential mortgage loans in Dominion Resources' financial service business.


Cash Flows From Financing Activities

For the six months ended June 30, 1997, net cash flows from financing activities were $2,025 million due to the issuance of long-term debt to finance the mandatory maturities of First and Refunding Mortgage Bonds at Virginia Power, as well as the acquisitions of East Midlands and the remaining interest in a subsidiary by Dominion Capital. During the six months ended June 30, 1997, approximately $800 million of short-term debt was issued and retired for the acquisition of East Midlands.

On April 18, 1997, the Board of Directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable June 20, 1997 to holders of record at the close of business May 30, 1997.

Dominion Resources issued 1,308,727 net shares of common stock through its Dominion Direct Investment and Employee Savings Plan (see Note (B) to CONSOLIDATED FINANCIAL STATEMENTS) during the three-month period ended June 30, 1997.

The proceeds from the issuance of common stock are invested on a short-term basis by Dominion Resources and ultimately utilized to provide equity capital to its subsidiaries generally within the same calendar year as the issuance of the common stock.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the second quarter of 1997 were $2,387 million resulting primarily from the acquisition of East Midlands, utility plant capital expenditures, and Dominion Capital's acquisition of the remaining interest of a subsidiary.

FUTURE ISSUES

Year 2000 Compliance

Dominion Resources has begun to address possible remedial efforts in connection with computer software and devices containing embedded

                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (CONTINUED)


microprocessors necessitated by the upcoming millennium change. At this time, Dominion Resources believes, with respect to its computerized systems and devices containing embedded microprocessors, that the Year 2000 compliance issue is being addressed properly to prevent any adverse operational or financial impacts. Management has not yet determined an estimate or range of estimates of the costs to be incurred.

The Year 2000 issue may impact other entities with which Dominion Resources transacts business. Dominion Resources cannot estimate or predict the potential adverse consequences, if any, that could result from such entities' failure to address this issue.

VIRGINIA POWER

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

Internal generation of cash during the first six months of 1997 provided 110% of funds required for Virginia Power's capital requirements compared to 155% during the first six months of 1996.

With the completion of the Clover Power Station in 1996, Virginia Power is in a period in which internal cash generation should exceed construction expenditures.

As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the six-month period ended June 30, 1997 decreased $102.9 million as compared to the six-month period ended June 30, 1996. The decrease was primarily attributable to a decline in retail sales caused by the unusually mild weather in the first six months of 1997 as compared to the colder winter and warmer spring weather in the first six months of 1996.


Cash Flows Used in Financing Activities

Cash from (used in) financing activities was as follows:
                                                   Six Months Ended June 30,
                                                         1997    1996
                                                             (Millions)
     Mortgage bonds                                   $ 200.0
     Pollution control securities                        10.0
     Issuance of short-term debt, net                   127.9        $ 125.1
     Issuance of tax exempt securities                                   4.5
     Repayment of long-term debt                       (299.3)        (220.9)
     Dividends                                         (206.7)        (209.5)
     Preferred securities distribution                   (5.4)          (5.4)
 Other                                                   (1.1)             1.7
     Total                                            $(174.6)       $(284.5)

Financing activities for the first six months of 1997 resulted in a net cash outflow of $174.6 million.

                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (CONTINUED)


In February 1997, the Company issued $200 million of First and Refunding Mortgage Bonds of 1997, Series A, 6.75%, due February 1, 2007. The proceeds from the sale of these bonds and cash provided by operating activities were used to fund first quarter 1997 mandatory maturities of First and Refunding Mortgage Bonds in the amount of $299.3 million.

In April 1997, the Industrial Development Authority of the Town of Louisa, Virginia issued $10 million of Solid Waste and Sewage Disposal Revenue Bonds that were secured by a pledge of payments to be made by Virginia Power. The proceeds from the sale of these bonds were used to finance certain solid waste and sewage disposal equipment previously installed at Virginia Power's North Anna Power Station located in Louisa County, Virginia.

The Virginia Power's commercial paper program is supported by credit facilities totaling $500 million. Borrowings under the commercial paper program were $440.2 million at June 30, 1997, which is an increase of $127.8 million from the balance at December 31, 1996. Proceeds from the sale of commercial paper are primarily used to finance working capital for operations.

On July 2, 1997, Virginia Power issued $60 million of its Medium Term Notes, Series F, at an annual interest rate of 6.35%, maturing on July 2, 1999. The proceeds from the sale of the notes were used to reduce commercial paper borrowings.


Cash Flows Used in Investing Activities

Cash used in investing activities was as follows:

                                               Six Months Ended June 30,
                                                   1997            1996
                                                       (Millions)

  Utility plant expenditures                     $(164.8)        $(157.6)
  Nuclear fuel                                     (47.0)          (57.6)
  Nuclear decommissioning contributions            (18.1)          (18.1)
  Purchase of assets                               (20.0)          (14.6)
  Other                                             (1.1)           (7.2)
  Total                                          $(251.0)        $(255.1)


Investing activities for the first six months of 1997 resulted in a net cash outflow of $251.0 million primarily due to $164.8 million of construction expenditures, $47.0 million of nuclear fuel expenditures and $20.0 million for the purchase of a gas-fired combined cycle generator. Of the construction expenditures, Virginia Power spent approximately $121 million on transmission and distribution projects, $22 million on production projects, $21 million on general support facilities, and $1 million on clean air projects.


RESULTS OF OPERATIONS

Balance available for Common Stock decreased by $24.5 million and $66.7 million for the three months and six months, respectively, ended June 30, 1997, as compared to the same periods in 1996, primarily as a result of the
                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (CONTINUED)


unusually mild weather experienced in 1997 versus the more extreme weather experienced in the first six months of 1996.

Operating Revenues

  Operating revenues changed primarily due to the following:

                            Three Months Ended Six Months Ended
                                June 30,          June 30,
                             1997 vs. 1996      1997 vs. 1996
                                       (Millions)
    Weather                   $(31.1)            $(111.9)
    Customer growth              9.2                21.9
    Change in base revenues    (16.2)              (17.6)
    Fuel cost recovery          12.2                23.2
    Other, net                  (7.1)              (14.9)
    Total retail               (33.0)              (99.3)
    Sales for resale            25.0                49.5
    Other operating revenues     6.9                11.7
    Total revenues            $ (1.1)            $ (38.1)

        Customer kilowatt-hour sales changed as follows:

                              Three Months Ended  Six Months Ended
                                    June 30,           June 30,
                                  1997 vs. 1996      1997 vs. 1996
       Residential                  (6.9)%                  (9.8)%
       Commercial                   (2.8)                   (3.9)
       Industrial                    6.1                     3.5
       Public authorities           (7.2)                   (7.1)
       Total retail sales           (3.1)                   (5.3)
       Resale                       67.5                    56.4
       Total sales                   7.1                     3.8


Heating and cooling degree days during the second quarter were as follows:

                                                  1997     1996   Normal
        Heating degree days                        468      374     303
        Percentage change compared to prior year  25.1%    33.1%

        Cooling degree days                        303      468     451
        Percentage change compared to prior year (35.3)%    9.3%

Heating and cooling degree days during the first six months were as follows:

                                                   1997      1996     Normal

        Heating degree days                        2,324     2,708     2,375
        Percentage change compared to prior year   (14.2)%    22.9%

        Cooling degree days                          309       468       459
        Percentage change compared to prior year   (34.0)%   (24.9)%

                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (CONTINUED)

Retail operating revenues and retail kilowatt-hour sales for the three- and six-month periods ended June 30, 1997, decreased as compared to the same periods in 1996. The decreases are primarily attributable to the mild weather experienced in the first two quarters of 1997 combined with the colder and warmer weather experienced in the first two quarters of 1996. To illustrate, the first quarter of 1996 was the third coldest quarter in 28 years whereas the first quarter of 1997 was the fifth warmest. In addition, the second quarter of 1997 was the third mildest quarter in twenty-eight years.

The increase in sales for resale for the three- and six-month periods ended June 30, 1997, as compared to the same periods in 1996, is due primarily to Virginia Power's heightened power marketing efforts.

Fuel, net

Fuel, net increased for the three-month and six-month periods ended June 30, 1997, as compared to the same periods in 1996, primarily due to an increase in the volume and price of power purchased for resale Virginia Power's wholesale power group in connection with Virginia Power's power marketing efforts.

Restructuring

Virginia Power recorded $6.3 million of restructuring charges in the three and six months ended June 30, 1997, as compared to $19.3 million and $24.7 million, respectively, recorded in the three- and six-month periods ended June 30, 1996. The restructuring costs are associated with the implementation of Vision 2000, Virginia Power's strategic plan to prepare for the increasingly competitive electric industry in the United States.

Accelerated Cost Recovery

In the second quarter of 1997, Virginia Power established a $2.8 million reserve for potential costs related to the transition to competition for electric operations in Virginia. The reserve is consistent with Virginia Power's alternative regulatory plan pending before the Virginia State Corporation Commission.

Operation - Other and Maintenance

Other operating and maintenance expenses increased for the three- and six-month periods ended June 30, 1997, as compared to the same periods in 1996, primarily due to the timing of maintenance and refueling outages at Virginia Power's power stations. The increase in the expenses for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, was also attributable to transmission expenses related to Virginia Power's increased off-system sales, expenses related to the growth of Virginia Power's Energy Services Business, increased computer lease expenses, fees paid to the Nuclear Regulatory Commission and lump sum merit payments to Virginia Power's employees. These increases were partially offset by a decrease in salaries and wages pursuant to Vision 2000 involuntary separations.

                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (CONTINUED)


Income Taxes

Income taxes decreased for the three- and six-month periods ended June 30, 1997, as compared to the same periods in 1996, primarily as a result of decreased income subject to tax.

Contingencies

For information on contingencies, see Note (H) to CONSOLIDATED FINANCIAL STATEMENTS.

Future Issues

Competition

Presently, Virginia Power expects to continue to operate under regulation and to recover its cost of providing traditional electric service. However, the form of cost-based rate regulation under which Virginia Power operates is likely to evolve as a result of various legislative or regulatory initiatives, including Virginia Power's alternative regulatory plan filed with the Virginia Commission on March 24, 1997 (see Note (H) to CONSOLIDATED FINANCIAL STATEMENTS). At this time, Virginia Power management can predict neither the ultimate outcome of regulatory reform in the electric utility industry nor the impact such changes would have on Virginia Power.
For additional information, see Future Issues-Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1996.

Sale of Subsidiary

On August 6, 1997, Virginia Power sold its wholly-owned subsidiary, A&C Enercom, Inc. (A&C). Eaarlier this year, the TriTech division of A&C was integrated into Evantage, the retail side of Virginia Power's energy services business unit. Management believes that TriTech's experience in helping commercial and industrial customers improve performance and increase competitiveness, combined with its geographic presence around the country, strengthens Evantage's position as an energy services provider. The sale of A&C will not have a material impact on Virginia Power's financial statements.

DOMINION ENERGY

RESULTS OF OPERATIONS

Net income increased by $14.1 million during the first six months of 1997 as compared to the same period in 1996 primarily due to income from power genera-tion assets in Peru acquired in August 1996; higher gas prices; and greater production volumes due to the acquisition of natural gas properties in the Gulf Coast area in March 1996 and in Michigan in January 1997.

                    DOMINION RESOURCES, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

Cash flows from operations for the six months ended June 30, 1997 increased by $62.8 million as compared to the six months ended June 30, 1996 primarily due to income from power generation assets in Peru acquired in August 1996; higher gas prices; and greater production volumes due to the acquisition of natural gas properties in the Gulf Coast area in March 1996 and in Michigan in January 1997.

Cash Flows Used In Financing Activities

Cash from (used in) financing activities was as follows:

                                                  Six Months Ended
                                                      June 30,
                                                 1997           1996
                                                      (Millions)

        Issuance (repayment) of long-term debt  $(19.9)       $10.5
        Investment from parent                                 40.0
        Dividend payment                         (24.6)      (21.2)
        Other                                      7.8        (0.7)
        Total                                   $(36.7)      $28.6


During the first six months of June 30, 1997, cash flows used in financing activities were $36.7 million primarily for the repayment of long-term debt and payment of dividends to parent.

Cash Flows Used In Investing Activities

Cash used in investing activities was as follows:

                                                   Six Months Ended
                                                        June 30,
                                                   1997           1996
                                                    (Millions)

        Investment in natural gas assets         $(20.9)         (68.0)
        Investment in power generation assets     (40.5)
        Other                                     (3.4)           (3.4)
        Total                                   $(64.8)         $(71.4)

                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (CONTINUED)

During the first six months of June 30, 1997, cash flows used in investing activities were $64.8 million primarily for the natural gas and oil drilling activity and investments in power generation assets.

CAPITAL EXPENDITURES

During the first six months of 1997, Dominion Energy expended $61.4 million in capital requirements. Total capital requirements for 1997 are estimated to be $339 million.


DOMINION CAPITAL

RESULTS OF OPERATIONS

Net income increased by $12 million during the second quarter and the first six months of 1997 as compared to the same periods in 1996 primarily due to residential mortgage securitizations performed by Saxon Asset Securities Company and the acquisition of the remaining fifty percent interest in First Source Financial LP. in early 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

Cash flows used in operations for the six months ended June 30, 1997 decreased by $157.4 million as compared to the six months ended June 30, 1996 primarily due to a decrease in the net cash outflow of mortgage loan activity for Saxon Mortgage.

Cash Flows Used In Financing Activities

Cash from (used in) financing activities was as follows:

                                                   Six Months Ended
                                                       June 30,
                                                   1997           1996
                                                       (Millions)
        Issuance of long-term debt                 $ 2,412.4     $191.1
        Repayment of long-term debt                 (2,275.4)     (46.2)
        Investment from parent                          99.0       44.4
        Dividend payment                               (21.4)     (14.9)
        Issuance (repayment) of intercompany debt      (17.5)      56.4
        Other                                           (7.0)      (0.2)
        Total                                      $   190.1     $230.6

During the first six months of June 30, 1997, cash flows from financing activities were $190.1 million primarily due to the acquisition of the remaining fifty percent interest in First Source Financial LLP.
                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (CONTINUED)


Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

                                                    Six Months Ended
                                                       June 30,
                                                   1997           1996
                                                     (Millions)
    Marketable securities                      $   5.9           $  7.3
    Acquisition of remaining interest in
      subsidiary                                 (96.1)
    Other                                        (27.6)           (19.7)
    Total                                      $(117.8)          $ (2.4)


During the first six months of June 30, 1997, cash flows used in investing activities increased primarily due to the acquisition of the remaining fifty percent interest in First Source Financial LLP.
                                                       .

CAPITAL EXPENDITURES

During the first six months of 1997, Dominion Capital expended $229.4 million in capital requirements. Total capital requirements for 1997 are estimated to be $486 million.

EAST MIDLANDS

RESULTS OF OPERATIONS

A separate discussion of East Midlands is not presented because it was not part of Dominion Resources' consolidated entity during the first six months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

Financing the Acquisition

In the first quarter of 1997, Dominion Resources acquired 100% indirect ownership of East Midlands by means of a cash tender offer commenced on November 22, 1996. Dominion Resources, through two UK financing subsidiaries, obtained the funds necessary for the tender offer in part from borrowings of approximately $1,055 million under a short-term credit agreement and borrowings of 700 million pounds sterling ($1,154 million) under a revolving credit agreement, both guaranteed by Dominion Resources. The direct holding company of East Midlands issued approximately $20 million in unsecured loan notes, with the remainder of the funds contributed indirectly by Dominion Resources.
                    DOMINION RESOURCES, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (CONTINUED)


On May 9, 1997, DR Investments, one of the UK financing subsidiaries, issued $819 million of five- and ten- year senior notes, the net proceeds of which were used to pay down debt borrowed under the short-term credit agreement.

On June 6, 1997, DR Investments issued $156.6 million ten year Euro-Sterling Bonds, the net proceeds of which were used to pay down debt borrowed under the short-term credit agreement.

On June 24, 1997, DR Investments signed a $333.1 million 5 year term loan facility with a group of banks and at the same time DR Investments and East Midlands Electricity signed a $333.1 million 5 year revolving credit facility to provide working capital. On June 25, 1997, DR Investments drew down $83.3 million under the term loan facility which was used to repay the balance of the short-term credit agreement.

A further drawing of $250 million under the term loan facility was made by DR Investments on July 10, 1997 and was used to fund the return of share capital of $250 million to the parent of DR Investments, DR Nottingham. DR Nottingham used $245 million of this payment to repay part of its revolving credit agreement put in place to fund the acquisition of East Midlands Electricity.


Cash Flows From Operations

Cash flows from operations for the six months ended June 30, 1997 were $2.5 million and were primarily due to normal operations. A comparison is not made to the six months ended June 30, 1996 because East Midlands was not part of Dominion Resources' consolidated entity during the first six months of 1996.


Cash Flows From Financing Activities

Cash Flows from financing activities was as follows:
                                                         Six Months Ended
                                                           June 30, 1997
                                                            (Millions)

        Issuance of long-term debt                          $1,904.2
        Investment from parent                                  51.4
        Dividend payment                                        (2.2)
        Other                                                  (51.7)
        Total                                               $2,005.2


During the first six months of 1997, cash from financing activities was primarily due to the issuance of the following debt:$819 million of senior notes, $165 million of Eurobonds, and $830 million under a revolving credit agreement. The proceeds were used to pay down the debt borrowed under the short-term credit agreement, fund the expected return of share capital to the parent of DR Investments and finance the initial funding for the acquisition of East Midlands.

                   DOMINION RESOURCES, INC.
         ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (CONTINUED)

Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

                                                        Six Months Ended
                                                         June 30, 1997
                                                          (Millions)

               Purchase of shares in EME                  $(1,885.8)
               Purchase of fixed assets                      (106.1)
               Other                                           27.0
                         Total                            $(1,964.9)


During the first six months of June 30, 1997, cash flows used in investing activities was utilized primarily to acquire the outstanding shares of stock in East Midlands.

CAPITAL EXPENDITURES

During the first six months of 1997, East Midlands expended $106.1 million in capital requirements. Total capital requirements for 1997 are estimated to be $210.6 million.

FUTURE ISSUES
Supply Regulation

The market for supply customers in the United Kingdom with a peak demand above 1MW has been open to competition among suppliers of electricity since privatization in 1990, while, for customers with a peak demand above 100KW (the Non-Franchise Supply Customers), the market became competitive in April 1994. The final stage of the process is scheduled to begin on April 1, 1998, when the exclusive right of Public Electricity Supply License (PES License) holders to supply Franchise Supply Customers is scheduled to end. The current proposal is for full competition to be phased in for both business and domestic customers in three stages in each PES area. The date of the first stage will vary across different PES regions.

In a consultation papers dated May and July 1997, The Director General of Electricity Supply indicated that he would be seeking to maintain some form of continuing supply price control to operate from April 1998, the precise nature and form of regulation is under discussion.

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On July 10, 1997, the Virginia Commission entered an Order terminating the proceedings to investigate the holding company structure and the relationship between Dominion Resources and Virginia Power. The Order noted that all actions required by prior order of the Commission had been taken and that relative harmony had continued over the past year. The Order directed Virginia Power to continue to file an independent certified annual audit of affiliate transactions each year.

VIRGINIA POWER

In reference to the motion for judgment filed by Doswell Limited Partnership against Virginia Power, on April 2, 1997, in the Circuit Court of the City of Richmond, a hearing on the Demurrer filed by Virginia Power, which seeks dismissal of the lawsuit, has been scheduled for August 26, 1997.

In reference to the complaint filed by Doswell Limited Partnership against Virginia Power on April 2, 1997 in the United States District Court for the Eastern District of Virginia, no hearing date has been set on Virginia Power's Motion to Dismiss filed on April 25, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion Resources Annual Shareholders Meeting was held on April 18, 1997 and the results were reported in the company's first quarter ended March 31, 1997 Form 10-Q, dated May 14, 1997.

ITEM 5. OTHER INFORMATION

THE COMPANY

EAST MIDLANDS

Dominion Resources purchased East Midlands Electricity plc (East Midlands) in the first quarter of 1997. East Midlands' principal businesses are the distribution of electricity and the supply of electricity to approximately 2.3 million customers in the East Midlands region of the United Kingdom. East Midlands' primary business is its distribution business which is a regulated monopoly and its electricity supply business. Together these businesses produced substantially all of East Midlands' consolidated operating income.

Franchise Area

East Midlands' Franchise Area (or service area) has a resident population of over five million and covers approximately 9,920 square miles extending from Coventry to the Lincolnshire coast and from Milton Keynes to Chesterfield of which the southernmost part is less than 60 miles from London.

The bulk of the Franchise Area consists of the East Midlands region, which is centrally located in the UK and has a diverse industrial base and a multi-skilled workforce. The region benefits from extensive road and rail transportation infrastructure and features a number of major industries, including agriculture and food, automobile manufacturing (including Toyota's European manufacturing base), iron and steel, minerals, chemicals and coal mining.

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)


Distribution Business

East Midlands owns, manages and operates the electricity distribution network within its Franchise Area. The primary activity of the distribution business is the receipt of electricity from the national grid transmission system and its distribution to end users connected to East Midlands' power lines.
Because East Midlands is the exclusive holder of a Public Electricity Supply
(PES) license for its Franchise Area, virtually all electricity supplied (whether by East Midland's supply business or by other suppliers) to consumers in East Midland's Franchise Area is transported through East Midlands' distribution network. As a holder of a PES license, East Midlands is subject to a price cap regulatory framework that provides economic incentives to increase the number of units of electricity distributed and to operate in a more cost-efficient manner.

In addition to the network division, East Midlands' distribution business also includes construction and metering divisions. The construction division provides construction, standby and maintenance services to the network as well as performing similar services for certain third-parties. East Midlands' metering division focuses on the ownership and management of metering and related assets as well as data collection and transmission service. While portions of construction and metering are gradually opening to competition, the network division, which generates over 80% of the distribution business' profits, is expected to remain a regulated monopoly subject to price regulation.

Customers

East Midlands' distribution system has approximately 2.3 million customers. This customer group consists predominantly of residential and small commercial consumers, which provides East Midlands a stable customer base. East Midlands also distributes electricity to industrial concerns in its Franchise Area.
The principal activities of East Midlands' largest distribution customers include agriculture, automobile manufacturing, iron and steel, minerals, chemicals and coal mining.

Distribution Facilities

Electricity is transported across the national grid transmission system (the high voltage transmission system in England that carries the generated electricity in bulk from power stations to regional and local distribution systems) at 400kv or 275kv to 14 grid supply points within East Midlands' distribution network, where East Midlands transforms the voltage to 132kv for entry into East Midlands' distribution system. Electricity is also transported to one national grid supply point located in a neighboring REC's franchise area, which is connected to East Midlands' distribution system by overhead lines and underground cables. Substantially all electricity which enters East Midlands' system is received at these 15 grid supply points.

At March 31, 1996, East Midlands' electricity distribution network (excluding service connections to consumers) included 15,034 circuit miles of overhead lines and 26,142 circuit miles of underground cables.

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)


East Midlands' distribution facilities also include approximately:

                                                Number
Transformers:
  132kv/lower voltages . . . . . . . . . . . . . . . . . . . .185
  33kv/11kv or 6/6kv . . . . . . . . . . . . . . . . . . . . .679
  11kv or 6.6 kv/lower voltages (including
    22,085 pole mounted transformers). . . . . . . . . . . 37,774

Substations:
  132kv/33kv . . . . . . . . . . . . . . . . . . . . . . . . . 85
  33kv/11kv or 6.6kv . . . . . . . . . . . . . . . . . . . . .368
  11kv or 6.6kv/415v or 240v . . . . . . . . . . . . . . . 15,689

Substantially all substations are owned and the balance are leased which will not expire for 10 years.

Competition

East Midlands' network distribution division is a regulated monopoly within its Franchise Area, and therefore does not face direct competition. East Midlands' network distribution division contributes over 80% of the distribution businesses' profits. Such business faces indirect competition from alternative energy sources such as gas. Furthermore, to the extent a customer may invest in its own on-site electricity generating plants, such customer would no longer require distribution and related services from East Midlands. Currently the metering division is essentially a regulated business but will become subject to full competition by 2000. The majority of the work of the construction division relates to the maintenance, support and development of East Midlands' own distribution network. This division's work is open to competition from a number of firms.

Supply Business

East Midlands' supply business consists of selling electricity to end users, purchasing such electricity primarily from the Pool and arranging for its distribution to those end users. The Pool is the wholesale trading market that was established at the time of privatization (1990) for bulk trading of electricity in England between generators and suppliers. Basically all electricity generated in England must be sold and purchased through the Pool. The Pool does not buy or sell electricity. East Midlands' supply business predominately supplies Franchise Supply Customers who have a peak demand of less than 100kW, and Non-Franchise Supply Customers who have a peak demand of 100kW or more. In addition, East Midlands supplies gas to approximately 4,000 customers.

Franchise Supply Market

East Midlands holds a PES License under which it currently has the exclusive right to supply electricity to approximately 2.3 million Franchise Supply Customers within its Franchise Area. At the time that the industry was privatized,"Franchise Supply Customers" included all customers whose supply peak demand was less than 1MW. The 1MW threshold was reduced to 100 kW on April 1, 1994. The exclusive right to supply Franchise Supply Customers is currently scheduled to end over a 6-month phase-in period beginning April 1, 1998. On completion of the phase-in period, there will be no Franchise Supply Customers and all supply customers will have the ability to choose their
                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)


electricity supplier. Supply prices of electricity from Franchise Supply Customers are based on the Supply Price Control Formula, pursuant to which East Midlands' costs of purchasing and delivering electricity and costs of hedging the purchase price are charged to end-users.

Non-Franchise Supply Market

Non-Franchise Supply Customers are currently defined as customers whose peak demand equals or exceeds 100kW. In addition to competing for Non-Franchise Supply Customers in its Franchise Area, East Midlands holds a second tier license to compete with the Regional Electric Companies and other suppliers to provide electricity to Non-Franchise Supply Customers outside its Franchise Area.

The market to supply Non-Franchise Supply Customers is fully competitive, with the principal competitors being other Regional Electric Companies and major generators. Non-Franchise Supply Customers are typically supplied through individual 12-month contracts with competitively bid or negotiated prices.

Power Purchasing and Risk Management

Regulations governing the Franchise Supply Market permit the pass-through to customers of prudent costs, which include the cost of arrangements such as contracts for differences (CFDs) to hedge against Pool price volatility. CFDs are contracts predominantly entered into between generators and suppliers to fix the price of a contracted quantity of electricity over a specific period. Differences between the actual prices set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD.
At the present time, East Midlands' forecast franchise supply market demand for fiscal 1998 is substantially hedged through various types of agreements, including CFDs.

The most common contracts for supply to Non-Franchise Supply customers are for a twelve-month term and contain fixed rates. East Midlands is exposed to two principal risks associated with such contracts: (a) purchasing price risk (East Midlands' cost of purchased electricity relative to the price East Midlands receives from the supply customer) and (b) load shape risk (the risk associated with a shift in the customer's usage pattern, including absolute amounts demanded and timing of amounts demanded). East Midlands employs risk management methods to maximize its return consistent with an acceptable level of risk. East Midlands seeks to hedge purchasing price risk through a variety of risk management tools, including management of its supply contract portfolio, CFDs, option arrangements and other means which mitigate risk of future Pool price volatility. Load shape risk is mitigated by paying detailed attention to forecasting demand.

Competition

East Midlands' non-franchise supply business competes with electricity generators and a number of other suppliers of electricity, primarily the other
PES license holders. When East Midlands' exclusive right to supply Franchise Supply Customers in its Franchise Area is phased out, East Midlands will likewise face competition from such generators and other suppliers. East Midlands' supply business also competes with a number of other gas suppliers. Furthermore, to the extent a larger customer may, invest in its own on-site
                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)


electricity generating plants, such customer would no longer require electricity supplied by East Midlands.

UK Environmental Regulation

East Midland' businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The Electricity Act (legislation governing the electricity industry in Great Britain) obligates the UK Secretary of State for Trade and Industry (the Secretary of State) to take into account the effect of electricity generation, transmission and supply activities upon the environment in approving applications for the construction of generating facilities and the location of overhead power lines. The Electricity Act requires East Midlands to adhere to such guidelines when it formulates proposals for development. East Midlands is required to mitigate any effect its proposals may have on the environment and may be required to carry out an environmental assessment when it intends to construct overhead lines. East Midlands also has produced an Environmental Policy Statement which sets out the manner in which it intends to comply with its obligations under the Electricity Act.

Britain's Environmental Protection Act 1990 addresses waste management issues and imposes certain obligations and duties on companies which handle and dispose of waste. Some of East Midlands' distribution activities produce waste, but Dominion Resources believes East Midlands is in compliance with applicable standards.

Possible adverse health effects of electro-magnetic fields (EMFs) from various sources, including transmission and distribution lines, have been the subject of a number of studies and increasing public discussion. The scientific research currently is inconclusive as to whether EMFs can cause adverse health effects. Claims are currently being brought against other companies within the electricity business alleging damages caused by EMFs. East Midlands believes that it has taken and continues to take sufficient measures to comply with the applicable laws and governmental regulations for the protection of the environment.

Employees

East Midlands currently has 4,418 employees. Of East Midlands' employees, 85% are trade union members. Approximately 95% of East Midlands' employees are subject to collective bargaining agreements. The 5% of employees who are not party to a collective bargaining agreement are party to personal/individual contracts.

There are various collective agreements covering the distribution, and the supply businesses and the different groups of staff within each of these businesses. These provisions may be amended by agreement between the particular business' management representatives and the appropriate trade union and are terminable with not less than 12 months notice by either party. Most staff of East Midlands' contracting business have terms and conditions based on one of two national collective bargaining agreements which have
                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)


minimum standards. In the past 10 years there have been no work stoppages which have resulted in a loss of man days. Dominion Resources believes East Midlands relations with its employees and representatives are generally good.


DOMINION ENERGY

In reference to the purchase of the Kincaid Power Station from Commonwealth Edison Company (ComEd) by Kincaid Generation, L.L.C. (LLC), a subsidiary of Dominion Energy, in March 1997, the Illinois Commerce Commission (ICC) issued an order approving the transaction. ComEd and certain intervenors requested rehearing before the ICC, and certain intervenors requested the ICC to stay the effort of its approval order, all requests were denied by the ICC. ComEd and certain intervenors have filed appeals to the Appellate Court of Illinois for the Fourth District.


VIRGINIA POWER

During April, Dr. James T. Rhodes, President and Chief Executive Officer of Virginia Power since 1989, announced his retirement effective August 1, 1997. On May 23, 1997, the Board of Directors elected Mr. Norman B.M. Askew as the new President and Chief Executive Officer, effective August 1, 1997. Mr. Askew was previously the Chief Executive of East Midlands , the United Kingdom regional electricity company acquired by Dominion Resources during the first quarter of 1997. Pursuant to Virginia Power's policy on employee Directors, Dr. Rhodes resigned from and Mr. Askew was appointed to the Board of Directors effective August 1, 1997.

On August 6, 1997, Virginia Power sold its wholly-owned subsidiary, A&C Enercom, Inc. (A&C) to Intellisource, Inc. of Fairfield, CT. Earlier this year, the TriTech division of A&C was integrated into Evantage, the retail side of Virginia Power's energy services business unit. For additional information see Sale of Subsidiary under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Regulation

Virginia

In the proceeding before the Virginia Commission for authority to implement a program for monitoring of compliance by nonutility generators with the "Qualifying Facility" (QF) requirements of the Public Utility Regulatory Policies Act of 1978, on June 13, 1997, the Commission granted the authority requested.

In reference to its application before the Virginia Commission for authority to provide interexchange non-switched dedicated telecommunication services throughout Virginia, on August 8, 1997, the Commission issued an order granting the certificate to provide such telecommunications services and approving the proposed affiliate agreements between Virginia Power and its wholly-owned subsidiary, VPS Communications, Inc.

In reference to the consolidated alternative regulatory plan and 1995 Annual Information Filing proceeding before the Virginia Commission, a public hearing has been rescheduled to February 17, 1998. On June 2, 1997, Virginia Power issued a NUG Mitigation Report and the Staff issued its report on the
                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)


developments in the wholesale power market. The Staff has requested an extension of time to file its report on increased monitoring of electric service quality from July 1, 1997 to March 1, 1998.

Nuclear

In reference to Virginia Power's joint petition with thirty-five other utility petitioners against the U.S. Department of Energy (DOE) in the U.S. Court of Appeals for the District of Columbia and a parallel lawsuit filed by numerous states and state agencies, DOE filed a response to mandamus petitions on June 6, 1997, and the utilities and state petitioners filed replies on June 16, 1997. Oral argument has been scheduled for September 25, 1997.

Rates

FERC

In reference to Virginia Power's Open Access Transmission service tariff, on June 11, 1997, FERC issued a Letter Order approving Virginia Power's tariff. On July 14, 1997, Virginia Power filed amendment to its open Access Transmission tariff and Standards of Conduct to conform with the requirements of FERC Orders 888-A and 889-A.

On July 1, 1997, Virginia Power filed an amendment to its Power Sales Tariff to Eligible Customers dated June 28, 1994. The amendments provide for sales of electric capacity and energy at market-based rates and for the resale of transmission rights. As part of the filing, Virginia Power attached an analysis of the company's generation market power for installed and uncommitted capacity that illustrates Virginia Power is within the parameters previously found by the Commission to establish a lack of generation dominance.


Virginia

In the proceeding before the Virginia Commission involving an increase in Virginia Power's recovery of fuel expenses, on June 11, 1997, the Commission approved the requested increase in the fuel factor from 1.299 cents to 1.322 cents per kilowatt-hour


North Carolina

On June 19, 1997, the North Carolina Commission issued an Order requiring the company to offer long-term (5,10 and 15 year) levelized capacity payments to hydroelectric and certain landfill and waste facilities contracting for up to 5 MW; a 5-year levelized rate option to other QFs contracting for up to 100 KW; and optional long-term levelized energy payments for QFs rated at 100 KW or less capacity.

                    DOMINION RESOURCES, INC.
                  PART II. - OTHER INFORMATION
                          (CONTINUED)


Sources of Energy Used and Fuel Costs

Purchases And Sales Of Power

In reference to the principles of agreement reached between Virginia Power and Old Dominion Electric Cooperative (ODEC) in November 1996 providing for Virginia Power's continued supply of ODEC's supplemental capacity needs through 2005, on July 29, 1997, the parties executed a revised agreement in keeping with those principles of agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  10(i)*-     Employment Agreement date June 20, 1997 between
              Dominion Resources, Inc. and Thos. E. Capps
             (filed herewith).

  10(ii)* -   Dominion Resources, Inc. Retirement Benefit
              Restoration Plan as adopted effective January
              1, 1991 and amended and restated September 1, 1996 (filed herewith).

  10(iii)*-   Dominion Resources, Inc. Retirement Benefit Funding
              Plan effective June 29, 1990 and amended and restated
              September 1, 1996 filed herewith).

  10(iv)*-    Dominion Resources, Inc. Executive Supplemental
              Retirement Plan effective January 1, 1981 as amended and restated September 1, 1996 (filed herewith).

  11 -        Statement re:  computation of per share earnings
             (included in this Form 10-Q on page 3).

  27 -        Financial Data Schedule (filed herewith).


  *Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

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

August 12, 1997