Form 10-Q
period 1997-09-30
DOMINION RESOURCES INC /VA/
filed 1997-11-12
CIK 715957

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


(Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ACT OF 1934 EXCHANGE


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                       OR


 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from                 to
                                ---------------    ---------------


                         Commission file number 1-8489


                           DOMINION RESOURCES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)




          Virginia                                               54-1229715
------------------------------                               -------------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)




901 East Byrd Street, Richmond, Virginia                            23219
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number (804) 775-5700
                              --------------



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                    Yes   X       No
                                                        -----        -----



At October 31, 1997, 186,930,016 shares of common stock, without par value, of the registrant were outstanding.

                           DOMINION RESOURCES, INC.
                           ------------------------


                                     INDEX
                                     -----



                                                                        Page
                                                                        Number
                                                                        ------


                        PART I.  Financial Information


Item 1.  Consolidated Financial Statements


         Consolidated Statements of Income - Three                         3
           and Nine Months Ended September 30, 1997 and 1996


         Consolidated Balance Sheets - September 30, 1997                4-5
           and December 31, 1996


         Consolidated Statements of Cash Flows                           6-7
           Nine Months Ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements                     8-14

Item 2.  Management's Discussion and Analysis of Financial             15-28
           Condition and Results of Operations



                          PART II.  Other Information



Item 1.  Legal Proceedings                                                29



Item 5.  Other Information                                             29-31



Item 6.  Exhibits and Reports on Form 8-K                                 31

                           DOMINION RESOURCES, INC.
                           ------------------------
                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (UNAUDITED)

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                            1997       1996          1997      1996
                                          --------  --------       --------  --------
                                               MILLIONS, EXCEPT PER SHARE AMOUNTS

OPERATING REVENUES AND INCOME:
 Virginia Power                           $1,456.8  $1,177.1       $3,612.5  $3,371.0
 East Midlands                               393.9                  1,356.6
 Nonutility                                  208.9     109.6          580.2     276.0
                                          --------  --------       --------  --------
                                           2,059.6   1,286.7        5,549.3   3,647.0
                                          --------  --------       --------  --------
OPERATING EXPENSES:
 Fuel, net                                   457.5     256.6        1,003.1     745.4
 Purchased power capacity, net               198.2     178.9          542.1     539.0
 Supply and Distribution-East Midlands       315.6                  1,099.6
 Other operating                             273.6     200.3          764.2     556.1
 Maintenance                                  42.2      67.1          158.0     187.0
 Restructuring                                29.7       4.6           38.8      29.2
 Depreciation, depletion
  and amortization                           200.7     155.6          590.6     456.7
 Taxes:
  Windfall profit tax                        156.6                    156.6
  Other                                       72.7      69.5          211.4     209.8
                                          --------  --------       --------  --------

                                           1,746.8     932.6        4,564.4   2,723.2
                                          --------  --------       --------  --------
OPERATING INCOME                             312.8     354.1          984.9     923.8
                                          --------  --------       --------  --------

OTHER INCOME, NET                              9.4       1.9           22.4       8.4
                                          --------  --------       --------  --------

INCOME BEFORE FIXED CHARGES AND
 INCOME TAXES                                322.2     356.0        1,007.3     932.2
                                          --------  --------       --------  --------

FIXED CHARGES:
 Interest charges, net                       162.4     102.5          458.3     293.6
 Preferred dividends and distributions
  of Virginia Power, net                      10.8      10.7           32.0      31.9
                                          --------  --------       --------  --------


                                             173.2     113.2          490.3     325.5
                                          --------  --------       --------  --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                               149.0     242.8          517.0     606.7

PROVISION FOR INCOME TAXES                    98.5      80.6          217.6     200.1
                                          --------  --------       --------  --------

 NET INCOME                               $   50.5  $  162.2       $  299.4  $  406.6
                                          ========  ========       ========  ========

 Average common shares outstanding           186.0     178.8          184.5     177.6

 Earnings per common share                $  0.27   $  0.91        $  1.62   $  2.29
 Dividends paid per common share          $  0.645  $  0.645       $  1.935  $  1.935
------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.

                           DOMINION RESOURCES, INC.
                           ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------
                                  (UNAUDITED)




                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1997             1996*
                                                     -------------    ------------
                                                              (MILLIONS)
CURRENT ASSETS:


  Cash and cash equivalents                              $   242.9       $   110.8
  Trading securities                                          36.9            16.4
  Customer accounts receivable, net                          559.9           354.8
  Other accounts receivable                                  275.0           174.9
  Accrued unbilled revenues                                  170.6           162.8
  Materials and supplies:
    Plant and general                                        165.6           148.7
    Fossil fuel                                               67.9            76.8
  Mortgage loans in warehouse                                149.4            65.8
  Notes receivable                                           863.1
  Other                                                      205.4           209.5
                                                         ---------       ---------
                                                           2,736.7         1,320.5
                                                         ---------       ---------

INVESTMENTS                                                1,676.5         1,893.4
                                                         ---------       ---------


PROPERTY, PLANT AND EQUIPMENT:                            19,377.8        16,815.8
  Less accumulated depreciation, depletion
   and amortization                                        6,906.8         6,306.4
                                                         ---------       ---------
                                                          12,471.0        10,509.4
                                                         ---------       ---------
DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets                                          748.7           773.9
  Goodwill                                                 1,839.8           179.1
  Other                                                      257.3           229.3
                                                         ---------       ---------
                                                           2,845.8         1,182.3
                                                         ---------       ---------

TOTAL ASSETS                                             $19,730.0       $14,905.6
                                                         =========       =========

__________________
The accompanying notes are an integral part of the Consolidated Financial Statements.


* The Balance Sheet at December 31, 1996 has been taken from the audited Consolidated Financial Statements at that date.

                           DOMINION RESOURCES, INC.
                           ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
                                  (UNAUDITED)




                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1997            1996*
                                                -------------   ------------
                                                         (MILLIONS)


CURRENT LIABILITIES:
 Securities due within one year                     $   444.2      $   750.7
 Short-term debt                                        912.9          378.2
 Accounts payable, trade                                567.9          410.6
 Accrued interest                                       171.9          107.3
 Accrued taxes                                          320.1           21.9
 Accrued payroll                                         65.8           73.1
 Customer deposits                                       44.5           50.0
 Severance costs accrued                                 27.6           50.2
 Other                                                  364.2          133.5
                                                    ---------      ---------
                                                      2,919.1        1,975.5
                                                    ---------      ---------
LONG-TERM DEBT:
 Virginia Power                                       3,555.3        3,579.4
 Nonrecourse - nonutility                             2,994.5          505.7
 East Midlands                                          888.1
 Other                                                  300.0          642.5
                                                    ---------      ---------
                                                      7,737.9        4,727.6
                                                    ---------      ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
 Deferred income taxes                                2,006.1        1,743.3
 Investment tax credits                                 242.6          255.3
 Other                                                  561.4          162.5
                                                    ---------      ---------
                                                      2,810.1        2,161.1
                                                    ---------      ---------
TOTAL LIABILITIES                                    13,467.1        8,864.2
                                                    ---------      ---------

MINORITY INTEREST                                       412.7          293.0
                                                    ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTE G)

VIRGINIA POWER OBLIGATED MANDATORILY
 redeemable preferred securities
 of subsidiary trust **                                 135.0          135.0
                                                    ---------      ---------
PREFERRED STOCK:
 Virginia Power stock subject to
  mandatory redemption                                  180.0          180.0
                                                    ---------      ---------
 Virginia Power stock not subject to
  mandatory redemption                                  509.0          509.0
                                                    ---------      ---------
COMMON SHAREHOLDERS' EQUITY:
 Common stock - no par                                3,629.8        3,471.4
 Retained earnings                                    1,375.8        1,437.9
 Accumulated translation adjustments                     (7.8)
 Allowance on available-for-sale securities              12.2           (1.1)
 Other                                                   16.2           16.2
                                                    ---------      ---------
                                                      5,026.2        4,924.4
                                                    ---------      ---------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $19,730.0      $14,905.6
                                                    =========      =========

--------------
The accompanying notes are an integral part of the Consolidated Financial Statements.


* The Balance Sheet at December 31, 1996 has been taken from the audited Consolidated Financial Statements at that date.


** As described in Note (F) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.

                           DOMINION RESOURCES, INC.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)





                                                   NINE  MONTHS ENDED
                                                      SEPTEMBER 30,
                                                      1997      1996
                                                   ---------   -------
                                                      (Millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
 Net income                                        $   299.4   $ 406.6
 Adjustments to reconcile net income to
   net cash from operating activities:
  Depreciation, depletion and amortization             657.8     521.1
  Unremitted earnings of subsidiary                    (26.2)
  Currency translation adjustment                       (9.1)
  Minority interests                                   111.1
  Purchase and originations of mortgage loans       (2,214.7)   (473.4)
  Proceeds from sales and principal collections
    of mortgage loans                                2,116.7     245.3
  Deferred income taxes                                 54.6      60.4
  Investment tax credits, net                          (12.7)    (12.8)
  Deferred fuel expenses                                21.0     (45.9)
  Deferred capacity expenses                           (25.9)     14.8
  Restructuring                                         33.2      16.2
 Changes in assets and liabilities:
  Accounts receivable                                   (8.3)     (7.1)
  Accrued unbilled revenues                              9.7      25.7
  Materials and supplies                                 3.3      12.0
  Accounts payable, trade                              (40.8)      6.1
  Accrued interest and taxes                           294.3      55.8
 Other changes                                         (87.8)   (115.7)
                                                   ---------   -------

NET CASH FLOWS FROM OPERATING ACTIVITIES             1,175.6     709.1
                                                   ---------   -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Issuance of common stock                              135.0     122.9
 Issuance of long-term debt:
  Virginia Power                                       270.0      24.5
  East Midlands                                      1,940.9
  Nonrecourse-nonutility                             3,476.6     552.3
 Repayment of short-term debt                         (191.0)    (41.9)
 Repayment of long-term debt and preferred stock    (3,701.1)   (283.0)
 Common dividend payments                             (357.4)   (343.8)
 Other                                                  33.9     (19.5)
                                                   ---------   -------
NET CASH FLOWS FROM FINANCING ACTIVITIES             1,606.9      11.5
                                                   ---------   -------

                           DOMINION RESOURCES, INC.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                     1997       1996
                                                                 --------------------
                                                                      (MILLIONS)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Utility capital expenditures-(excluding AFC)                   $  (341.1)   $(329.5)
  Nonutility capital expenditures                                   (255.9)    (273.6)
  Purchase of East Midlands                                       (1,883.2)
  Acquisition of businesses, net of cash                            (116.4)
  Investments in marketable securities                               (34.5)      (8.1)
  Other                                                              (19.3)    (120.1)
                                                                 ---------    -------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                       (2,650.4)    (731.3)
                                                                 ---------    -------

INCREASE (DECREASE) IN CASH AND  CASH EQUIVALENTS                    132.1      (10.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     110.8       66.7
                                                                 ---------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   242.9    $  56.0
                                                                 =========    =======

SUPPLEMENTARY CASH FLOWS INFORMATION:

  CASH PAID DURING THE PERIOD FOR:

    Interest (net of interest capitalized)                       $   430.2    $ 227.1
    Income taxes                                                      78.4      122.6

  NON-CASH TRANSACTIONS FROM INVESTING AND
    FINANCING ACTIVITIES:

    Equity contribution for Wolverine acquisition                $    21.4
    Issuance of loan notes-East Midlands acquisition                  18.4
    Exchange of available-for-sale securities                         22.8    $   4.3


--------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.
                                      7

                           DOMINION RESOURCES, INC.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



(A)  DOMINION RESOURCES AND INTERIM REPORTING POLICIES
     -------------------------------------------------


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


East Midlands Electricity plc (East Midlands), a subsidiary of Dominion Resources acquired in early 1997, is principally an electricity supply and distribution company serving 2.3 million homes and businesses in the East Midlands region of the United Kingdom.


Dominion Resources used the exchange rate at September 30, 1997 ($1.6326 per pound sterling) to evaluate amounts originally recorded in pounds sterling.


Dominion Resources also operates business subsidiaries active in independent power production; the acquisition and sale of natural gas reserves; financial services; and real estate. Some of the independent power and natural gas businesses are located in foreign countries. Dominion Resources' net investment, through its subsidiaries in independent power production operations in Central and South America, is approximately $324 million.


In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three-month periods ended September 30, 1997 and 1996, and cash flows for the nine-month periods ended September 30, 1997 and 1996.


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

                           DOMINION RESOURCES, INC.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)




Certain amounts in the 1996 financial statements have been reclassed to conform to 1997 presentation.


DERIVATIVES


Dominion Resources utilizes derivative instruments to manage exposure to fluctuations in interest rates, foreign exchange rates and natural gas and electricity prices.


Derivatives that are used by Dominion Resources in the management of interest rate and foreign currency exposures, through the use of interest rate and currency swaps, are accounted for on a settlement basis. In addition, East Midlands employs fixed price forward contracts (contracts for differences), which are utilized to protect against price volatility in its supply business. Contracts for differences are contracts, which are entered into between generators and suppliers to fix the price of a contracted quantity of electricity over a specified period. East Midlands accounts for these instruments on a settlement basis. Under this method, each net payment/receipt due or owed under the derivative is recorded in earnings during the period to which the payment/receipt relates. Income and expense are recorded in the same category as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized in interest expense in the periods in which they accrue and the amounts paid or received under contracts for differences are recognized as an adjustment to Supply and Distribution expense. Cash flows from interest rate swaps, currency swaps and fixed price forward contracts are reported in Net Cash Flows from Operating Activities.


Under the deferral method, gains and losses related to effective hedges of existing assets and liabilities are recorded on the balance sheet and recognized in earnings in conjunction with earnings of the designated asset or liability. Gains and losses related to effective hedges of firm commitments and anticipated transactions are included in the measurement of the subsequent transaction. Instruments are deemed to be effective hedges when the historical value fluctuations correlate strongly with those of the item being hedged and the instruments are designated as hedges. Income and expense related to instruments that do not meet the hedge criteria, hedges that have been terminated, and transactions in which the hedged item has been sold or matured, are recognized in current earnings. Dominion Resources uses the deferral method to account for derivative instruments which are designated as effective hedges.


Dominion Energy uses commodity natural gas options and collars as hedges against natural gas price exposure in future production periods. Gains and losses resulting from natural gas price derivative instruments activities are included in Operating revenues and income - Nonutility at the time of exercise or expiration in accordance with the deferral method. Cash flows from commodity natural gas options and collars are reported in Cash Flows from Operating Activities.


Dominion Resources' UK subsidiary (DR Investments) utilizes the deferral method to account for derivatives which minimize exposure to currency fluctuations. These derivatives are designed to minimize cross-currency exposure on the issuance by DR Investments of U.S. dollar denominated Senior Notes. In addition, the deferral method has been employed to account for derivatives such as forward rate agreements which stabilized the interest rate on the issuance of the Senior Notes

                           DOMINION RESOURCES, INC.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)



and Eurobonds. The forward rate agreement and the cross-currency swaps associated with the Senior Notes are treated in aggregate as an adjustment to Long-term debt - East Midlands and is amortized to interest expense over the life of the bonds. Cash flows from the forward rate agreements and the cross - currency swaps are reported as Net Cash Flows from Financing Activities. The amortization of these agreements and swaps are included in Net Cash Flows from Operating Activities.


The fair value method, which is used for those derivative transactions which do not qualify for settlement or deferral accounting, requires that derivatives are carried on the balance sheet at fair value with changes in that value recognized in earnings or stockholder's equity.


Virginia Power's wholesale power group is engaged in off-system purchases and sales of energy and capacity. Virginia Power's trading activities include fixed-priced forward contracts and the purchase and sale of over-the-counter options which require physical delivery of the underlying commodity. Virginia Power trades NYMEX natural gas futures contracts, as well as options on such contracts in order to manage price risk associated with natural gas requirements.


Options and futures contracts are marked to market with the resulting gains and losses reported in earnings unless the instruments qualify, and are designated, as a hedge for accounting purposes. Fixed price forward contracts, initiated for trading purposes, are also marked to market with resulting gains and losses reported in earnings. For fixed price forward contracts and options which require physical delivery of the underlying commodity, market value reflects management's best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Futures contracts and options on futures contracts are marked to market based on closing exchange prices. No options or futures contracts were designated as hedges during the nine months ended September 30, 1997.


Purchased options and options sold are reported in Deferred Charges and Other Assets - Other and in Deferred Credits and Other Liabilities - Other respectively, until exercise or expiration. Gains and losses are reported in Other Income. Electric options exercised are reflected in the recording of related purchases or sales of electricity as Operating Expenses or Operating Revenues, respectively. Upon expiration, electric options written are recognized in Operating Revenues and options purchased are reported in Operating Expenses. Cash flows from fixed price forward contracts, options and futures contracts are reported in Net Cash Flow from Operating Activities.


Options, futures and forward contracts are used by Dominion Resources' financial services indirect subsidiary Saxon Mortgage, for the purpose of reducing exposure to the effects of changes in interest rates on mortgage loans which the company has funded or has committed to fund. Gains and losses incurred on options, futures and forward contracts used to hedge the interest rate exposure are deferred as an adjustment to the value of the mortgages and recorded in Mortgage Loans in Warehouse. The gains and losses are recognized at the time of securitization and are recorded to Operating Revenues and Income - Nonutility. The related cash flows are recorded in Net Cash Flow from Operating Activities.

                           DOMINION RESOURCES, INC.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)



In addition, Saxon Mortgage utilizes the deferral method to account for interest rate caps. The caps are used to hedge the value of mortgage investments retained from the securitization of mortgage loans. The cost of the caps are included with the mortgage investments reported in Investments and are amortized as an adjustment to Operating Revenues and Income - Nonutility. Cash flows from interest rate caps are included in Net Cash Flow from Investing Activities. The amortization of the caps is included in Net Cash Flow from Operating Activities.


(B) COMMON STOCK
    ------------


At September 30, 1997 there were 300,000,000 shares of common stock authorized of which 186,794,533 were issued and outstanding. Common shares issued during the referenced periods were as follows:

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                September 30,          September 30,
                                             1997         1996      1997         1996
                                           ---------   ---------  ---------   ---------
  Automatic Dividend
   Reinvestment and
   Stock Purchase Plan                                                        1,418,180
  Customer Stock Purchase Plan                         1,046,027              1,046,027
  Employee Savings Plan                      230,190     168,602    699,485     291,867
  Dominion Direct Investment                 966,461     894,936  2,941,009     894,936
  Wolverine Acquisition                                           1,879,974
  Stock Repurchase and Retirement                                              (136,800)
  Other                                       (6,391)        498     53,319      75,638
                                           ---------   ---------  ---------   ---------
  Total Shares                             1,190,260   2,110,063  5,573,787   3,589,848
                                           =========   =========  =========   =========


(C) LONG-TERM INCENTIVE PLAN
    ------------------------


For the nine-month period ended September 30, 1997, 3,675 common shares were issued associated with exercised stock options from previous awards. As of September 30, 1997, options from 6,926 shares were exercisable from previous awards.


(D) PREFERRED STOCK - VIRGINIA POWER
    --------------------------------


As of September 30, 1997, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

                           DOMINION RESOURCES, INC.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)






(E) PROVISION FOR FEDERAL INCOME TAXES
    ----------------------------------


Total federal income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income for the following reasons:


                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       September 30,        September 30,
                                      1997       1996       1997      1996
                                     ------     ------     ------    ------
                                                    (MILLIONS)

Computation of Provision
  for Federal Income Tax:
Income before income taxes           $149.0     $242.8     $517.0    $606.7
Windfall profit tax                   156.6                 156.6
Foreign income tax                     37.2       (0.4)       8.3      (1.1)
Other income tax                       (2.3)      (2.0)      (3.4)     (6.4)
                                     ------     ------     ------    ------
Income before Federal tax            $340.5     $240.4     $678.5    $599.2
                                     ======     ======     ======    ======


Tax at statutory federal
 income tax rate of 35% applied
 to pre-tax income                   $119.2     $ 84.1     $237.5    $209.7
Changes in federal income
  taxes resulting from:
Preferred dividends
  of Virginia Power                     3.2        3.1        9.4       9.3
Nonconventional fuel credit            (6.3)      (7.0)     (19.0)    (20.2)
  ratable amortization of
  investment tax credits               (4.2)      (4.2)     (12.7)    (12.7)
Foreign taxes                          20.7
Other, net                               .8        2.2        7.3       6.5
                                     ------     ------     ------    ------
Total Provision for Federal
Income Tax Expense                   $133.4     $ 78.2     $222.5    $192.6
                                     ======     ======     ======    ======

  Effective Tax Rate                   39.2%      32.5%      32.8%     32.1%
                                     ======     ======     ======    ======




(F)  VIRGINIA POWER OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
     -----------------------------------------------------------------------
SUBSIDIARY TRUST
----------------


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

                           DOMINION RESOURCES, INC.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)




(G)  CONTINGENCIES
     -------------


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


VIRGINIA JURISDICTIONAL RATES


On March 6, 1997, in the proceeding in which Virginia Power filed its alternative rate plan and in the separate 1995 Annual Informational Filing proceeding, the Virginia State Corporation Commission (Virginia Commission) entered an order providing that Virginia Power's rates shall become interim rates subject to refund as of March 1, 1997.


SITE REMEDIATION


The Environmental Protection Agency (EPA) has identified Virginia Power and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.5 million to $72.5 million. Virginia Power's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5 million, based upon allocation formulas and the volume of waste shipped to the sites. As of September 30, 1997, Virginia Power had accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it is probable that the PRPs will fully pay the costs apportioned to them.


Virginia Power and Dominion Resources, Inc., along with Consolidated Natural Gas, have remedial action responsibilities remaining at two coal tar sites. Based on site studies and investigations performed at these sites, Virginia Power accrued a $2 million reserve to meet its estimated liability. As of September 30, 1997, Virginia Power had incurred remedial action costs for the two sites totaling $2 million. Virginia Power does not anticipate that it will be liable for additional remedial action costs that are significant in amount.


In addition to the remedial action costs associated with the coal tar sites, two civil actions have been instituted against the City of Norfolk and Virginia Power. Several property owners allege that their property has been contaminated by toxic pollutants originating from one of the coal tar sites now owned by the City of Norfolk and formerly owned by Virginia Power. The first civil action resulted in a settlement with the plaintiff prior to the trial date. In the remaining civil action, which was inactive pending the conclusion of the first civil action, the plaintiffs are seeking compensatory damages of $2 million and punitive damages of $1 million. This suit is expected to become active again now that the first suit has been settled, although no formal court date has been set. It is too early in this case for Virginia Power to predict its

                           DOMINION RESOURCES, INC.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)




outcome. Virginia Power has filed answers denying liability.


Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At September 30, 1997, any pending or possible claims were not recognized as an asset or offset against recorded obligations of Virginia Power.


NONUTILITY SUBSIDIARIES

DOMINION ENERGY


Dominion Cogen, Inc., a wholly owned subsidiary of Dominion Energy, has an investment interest in a corporation that owns two cogeneration plants in Texas. Under terms of various equity support agreements entered into in connection with this investment, Dominion Resources must provide contingent equity support to Dominion Energy and Dominion Energy must provide contingent equity support to Dominion Cogen. While management believes the possibility of such support is remote, Dominion Resources could be required to ensure that Dominion Energy has sufficient funds to meet its equity support obligations which management does not believe will exceed $48.7 million.


Dominion Energy has general partnership interests in certain of its energy ventures. Accordingly, Dominion Energy may be called upon to fund future operations of these investments to the extent operating cash flow is insufficient.


In addition, Dominion Energy may be required to make payments under certain agreements on behalf of its energy ventures. As of September 30, 1997, no payments have been required.


DOMINION CAPITAL


As of September 30, 1997, Saxon Mortgage, Inc. and its affiliates (Saxon Mortgage) a wholly-owned subsidiary of Dominion Capital has entered into commitments of approximately $288 million to fund mortgage loans. The commitments for mortgages have original terms of not more than 60 days.


(H)  LINES OF CREDIT
     ---------------


At September 30, 1997, Dominion Resources and its subsidiaries have lines of credit and revolving credit agreements that provide for maximum borrowings of $2,713.7 million. At September 30, 1997, $1,203.1 million had been borrowed under such agreements. In addition, these credit agreements supported $400.4 million of Dominion Resources' commercial paper and $213.7 million of nonrecourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at September 30, 1997. A total of $300 million of the commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

                           DOMINION RESOURCES, INC.
                           ------------------------
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------




FORWARD-LOOKING INFORMATION
---------------------------


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



DOMINION RESOURCES - CONSOLIDATED
---------------------------------




RESULTS OF OPERATIONS

Earnings Per Share        THREE MONTHS ENDED   NINE MONTHS ENDED
                             September 30,        September 30,
                            1997       1996      1997      1996
                           ------     ------    ------   -------
 Virginia Power             $1.04      $0.86     $1.93     $2.17
 East Midlands               (.88)                (.66)
 Nonutility                   .11        .05       .35       .12
                           ------     ------    ------    ------
                            $0.27      $0.91     $1.62     $2.29
                           ======     ======    ======    ======

                            DOMINION RESOURCES, INC.
                            -----------------------
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                  (CONTINUED)

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

Consolidated earnings decreased 64 cents per share for the third quarter of 1997 when compared to the third quarter of 1996. The decline was due to an anticipated one-time windfall profits tax which was levied on East Midlands. The effect of the tax which decreased earnings by 85 cents per share was offset in part in the third quarter by an increase in earnings at Virginia Power. The increase in earnings was due to higher revenues resulting from an increase in both power marketing sales and retail sales caused by favorable weather compared to the unseasonably mild weather during the same quarter last year. Virginia Power also experienced a decrease in operation and maintenance expenses in the third quarter compared to the same period last year, primarily because of summer storms in 1996 and the timing of scheduled outages at nuclear units.

Consolidated earnings decreased 67 cents per share for the nine months ended September 30, 1997 when compared to the same period in 1996 primarily due to the occurrence of the windfall profits tax at East Midlands and the decrease in earnings at Virginia Power due to unusually mild weather in the first and second quarters of 1997 and higher depreciation expense resulting from assets placed in service during 1997. The decrease was offset in part by the increase in earnings at the nonutility subsidiaries. Dominion Energy's earnings increased primarily as a result of increased net income from independent power businesses in Central and South America and increased revenues from higher production volumes and prices from its natural gas operations. Dominion Capital's earnings increased primarily due to the securitization of residential mortgages by Saxon Mortgage and income contributed by its First Source Financial subsidiary as a result of the purchase of the remaining 50 percent interest in early 1997.

OPERATING REVENUES AND EXPENSES

Operating revenues increased by $773 million in the third quarter 1997 as compared to the third quarter of 1996 primarily due to the addition of revenues from East Midlands which was acquired in early 1997, plus increased revenues at Virginia Power as a result of the increased power marketing sales and retail sales. Operating revenues increased by $1,902 million in the first nine months of 1997 as compared to the same period in 1996 primarily due to the revenues of East Midlands.

Operating expenses increased in the third quarter and nine months ended September 30, 1997 by $816 million and $1,843 million, respectively, as compared to the same periods in 1996 primarily due to the addition of expenses from East Midlands, which includes the recognition of the windfall profits tax of $156 million. Also, the increase in operating expenses was due to an increase in power purchased for resale by Virginia Power's wholesale power group in connection with its power marketing efforts.

INTEREST EXPENSE

Interest expense increased $60 million in the third quarter 1997 as compared to the third quarter of 1996 and $165 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Both increases are attributable to the issuance of debt for the acquisition of East Midlands.

                            DOMINION RESOURCES, INC.
                            ------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------------------
                                  (CONTINUED)

LIQUIDITY

CASH FLOWS FROM OPERATIONS

Cash flows from operating activities for the nine months ended September 30, 1997 increased by $467 million as compared to the nine months ended September 30, 1996 primarily due to normal operations plus the securitization of residential mortgage loans in Dominion Resources' financial service business.

CASH FLOWS FROM FINANCING ACTIVITIES

During the first nine months of 1997, net cash flows from financing activities were $1,607 million due to the issuance of long-term debt to finance the first quarter mandatory maturities of First and Refunding Mortgage Bonds at Virginia Power, as well as the acquisitions of East Midlands and the remaining interest in a subsidiary by Dominion Capital.

On October 17, 1997, the Board of Directors of Dominion Resources declared a quarterly common stock dividend of $0.65 per share, payable December 20, 1997 to holders of record at the close of business November 29, 1997.

Dominion Resources issued 1,196,651 net shares of common stock through its Dominion Direct Investment and Employee Savings Plan (see Note (B) to CONSOLIDATED FINANCIAL STATEMENTS) during the three month period ended September 30, 1997. The proceeds from issuance of common stock are invested on a short-term basis by Dominion Resources and ultimately utilized to provide equity capital to its subsidiaries generally within the same calendar year as the issuance of the common stock.

CASH FLOW USED IN INVESTING ACTIVITIES

Cash flows used in investing activities for the first nine months of 1997 were $2,650 million primarily due to the acquisition of East Midlands, utility plant capital expenditures and Dominion Capital's acquisition of the remaining interest of a subsidiary.

FUTURE ISSUES

Year 2000 Compliance

Dominion Resources has begun to address possible remedial efforts in connection with computer software and devices containing embedded microprocessors by the upcoming millennium changes. Since January 1997, formal Year 2000 project teams have been in place to oversee the evaluation of these systems for possible remedial efforts necessitated by the upcoming millennium changes. At this time, Dominion Resources believes that the Year 2000 compliance issue is being addressed properly to minimize operational or financial impacts. Management has not yet determined a final estimate or range of estimates of the costs to be incurred for the consolidated entity.

                            DOMINION RESOURCES, INC.
                            ------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                -------------------------------------------------
                                  (CONTINUED)

Virginia Power recently completed its preliminary assessment of its critical systems in order to identify those that are Year 2000 compliance and those that require remediation or replacement. A significant portion of the systems that may require remedial action involves vendor-supplied equipment and microprocessors for which the complete evaluation of remedial solutions is dependent on information yet to be obtained from suppliers and other sources external to Virginia Power. Until that information is obtained, Virginia Power's management cannot develop an estimate of the costs to be incurred. Virginia Power is continuing its evaluation of the impact of the Year 2000 issue on its operations and expects to complete that evaluation in early 1998.

Dominion Resources' other subsidiaries are presently in the process of evaluating their systems and determining what costs will be incurred in connection with Year 2000 compliance.

The Year 2000 issue may impact other entities with which Dominion Resources transacts business. Dominion Resources cannot estimate or predict the potential adverse consequences, if any, that could result from such entities' failure to address this issue.

VIRGINIA POWER
--------------

RESULTS OF OPERATIONS

Balance Available for Common Stock increased by $38.8 million for the three months ended September 30, 1997 as compared to the same period in 1996, primarily the result of warmer summer temperatures in 1997 compared to unusually mild summer weather and higher storm damage costs in 1996. Balance available for Common Stock decreased by $27.9 million for the nine months ended September 30, 1997 as compared to the same period in 1996. This decrease is the result of unusually mild weather in the first and second quarters of 1997 and higher depreciation expense resulting from assets placed in service during 1997.

OPERATING REVENUES

Operating revenues changed primarily due to the following:

                              Three Months Ended        Nine Months Ended
                                 September 30,             September 30,
                                 1997 vs. 1996             1997 vs. 1996
                                --------------           ----------------

        Weather                     $ 25.1                   $(86.8)
        Customer growth                7.4                     29.3
        Base rate variance            11.8                     (5.8)
        Fuel rate variance            14.7                     37.9
        Other, net                    36.3                     21.4
                                    -------                  --------
            Total retail revenues     95.3                     (4.0)
        Sales for resale             181.2                    230.7
        Other operating revenues       3.2                     14.8
                                    -------                  --------
            Total revenues          $279.7                   $241.5
                                   ========                  =======

                            DOMINION RESOURCES, INC.
                            ------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------------------
                                  (CONTINUED)

Customer kilowatt-hour sales changed as follows:

                            Three Months Ended          Nine Months Ended
                               September 30,              September 30,
                               1997 vs. 1996              1997 vs. 1996
                            ------------------          -----------------
        Residential                 7.6%                      (4.2)%
        Commercial                  6.6                       (0.1)
        Industrial                  2.8                        3.2
        Public authorities          8.0                       (1.8)
           Total retail sales       6.5                       (1.3)
        Sales for resale          192.2                      102.3
           Total sales             33.5                       14.0

Heating and cooling degree days during the third quarter were as follows:

                                      1997             1996             Normal
                                     ------           ------           --------
        Heating degree days             10                7                 18
        Percentage change
           compared to prior year     42.9            (53.3)

        Cooling degree days            973              881              1,067
        Percentage change
           compared to prior year     10.4            (24.5)

Heating and cooling degree days during the first nine months were as follows:

                                     1997               1996             Normal
                                    ------             ------           -------
        Heating degree days          2,334             2,715              2,393
        Percentage change
           compared to prior year    (14.0)             22.4

        Cooling degree days          1,282             1,349              1,486
        Percentage change
           compared to prior years    (5.0)            (15.4)

Retail operating revenues and retail kilowatt-hour sales for the three-month period ended September 30, 1997 increased as compared to the same period in 1996. These increases reflect a 10.4% increase in cooling degree days due to warmer weather experienced in the third quarter of 1997 compared to milder weather during the third quarter of 1996.

Retail operating revenues and retail kilowatt-hour sales for the nine-month period ended September 30, 1997 decreased as compared to the same period in 1996. These decreases reflect a combination of decreased revenue resulting from milder temperatures, evidenced by a 14% decrease in heating degree days compared to the same period in 1996, offset partially by increased revenue due to growth in the customer base and higher fuel revenues.

                            DOMINION RESOURCES, INC.
                            ------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (CONTINUED)

The increase in sales for resale for the three- and nine-month periods ended September 30, 1997, as compared to the same periods in 1996, is due primarily to the heightened power marketing and trading efforts by Virginia Power's wholesale power group.

FUEL, NET
---------

Fuel, net increased for the three- and nine-month periods ended September 30, 1997, as compared to the same periods in 1996, as a result of an increase in power purchased for resale by Virginia Power's wholesale power group in connection with Virginia Power's power marketing efforts.

RESTRUCTURING
-------------

Virginia Power recorded $29.7 million and $38.8 million of restructuring charges in the three months and nine months, respectively, ended September 30, 1997, as compared to $4.6 million and $29.2 million in the three months and nine months, respectively, ended September 30, 1996. The restructuring costs are associated with the implementation of Vision 2000, Virginia Power's strategic plan to prepare for the increasingly competitive electric industry in the United States, and the establishment of a $31.1 million reserve in 1997 for potential costs related to the transition to competition for electric operations. The $31.1 million reserve is consistent with Virginia Power's alternative regulatory plan pending before the Virginia State Corporation Commission. The amount of this reserve was estimated based on Virginia Power's projected 1997 earnings. To the extent that actual results differ from those projections, Virginia Power may reverse a portion or all of the reserve.

OPERATION - OTHER AND MAINTENANCE
---------------------------------

Other operating and maintenance expenses for the three months ended September 30, 1997, decreased as compared to the same period in 1996 as a result of lower service restoration costs due to fewer incidents of summer storm damage in 1997 and the timing of planned nuclear outages. The increase in the expenses for the nine months ended September 30, 1997, as compared to the same period in the prior year, was attributable to transmission expenses associated with Virginia Power's increased off-system sales, expenses related to the growth of Virginia Power's energy services business, increased computer lease expenses, fees paid to the Nuclear Regulatory Commission and lump sum merit payments to Virginia Powers employees. These increases were partially offset by a decrease in salaries and wages pursuant to Vision 2000 involuntary separations and lower service restoration costs.

INCOME TAXES
------------

Income taxes increased for the three-month period ended September 30, 1997 and decreased for the nine-month period ended September 30, 1997, as compared to the same periods in 1996, primarily as a result of changes in income subject to taxation.

CONTINGENCIES
-------------

For information on contingencies, see Note (G) to CONSOLIDATED FINANCIAL STATEMENTS.

                            DOMINION RESOURCES, INC.
                            ------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (CONTINUED)

LIQUIDITY

CASH FLOWS FROM OPERATIONS

Internal generation of cash during the first nine months of 1997 provided 177% of funds required for Virginia Power's capital requirements compared to 188% during the first nine months of 1996. With the completion of the Clover Power Station in 1996, Virginia Power is in a period in which internal cash generation should exceed construction expenditures.

Cash flow from operating activities for the nine-month period ended September 30, 1997 decreased $22.1 million as compared to the nine-month period ended September 30, 1996 primarily as a result of milder weather during the first and second quarters of 1997.

CASH FLOWS USED IN FINANCING ACTIVITIES

Cash from (used in) financing activities was as follows:

                                                     Nine Months Ended
                                                      September 30,
                                                  1997             1996
                                                  ----             ----
                                                        (Millions)

        Mortgage bonds                          $ 200.0
        Medium-term notes                          60.0
        Repayment of short-term debt, net        (185.7)         $ (32.9)
        Issuance of tax exempt securities          10.0             24.5
        Repayment of long-term debt              (309.3)          (236.8)
        Dividends                                (310.7           (314.7)
        Other                                     (11.3)           (10.0)
                                                --------         --------
        Total                                   $(547.0)         $(569.9)
                                                ========         ========

Financing activities for the first nine months of 1997 resulted in a net cash outflow of $547.0 million.

In February 1997, Virginia Power issued $200 million of First and Refunding Mortgage Bonds of 1997, Series A, 6.75%, due February 1, 2007. The proceeds from the sale of these bonds and cash provided by operating activities were used to fund first quarter 1997 mandatory maturities of First and Refunding Mortgage Bonds in the amount of $299.3 million.

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

On July 2, 1997, Virginia Power issued $60 million of its Medium Term Notes, Series F, at an annual interest rate of 6.35%, maturing on July 2, 1999. The proceeds from the sale

                            DOMINION RESOURCES. INC.
                            ------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (CONTINUED)

of the notes were used to reduce commercial paper borrowings.

Virginia Power's commercial paper program, which is primarily used to finance working capital for operations is supported by credit facilities totaling $500 million. Borrowings under the commercial paper program were $126.7 million at September 30, 1997, which is a decrease of $185.7 million from the balance at December 31, 1996. Proceeds from the sale of commercial paper are primarily used to finance working capital for operations.

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash from (used in) investing activities was as follows:


                                           Nine Months Ended September 30,
                                             1997              1996
                                             ----              ----
                                                    (Millions)

Utility plant expenditures                $(269.9)           $(245.3)
Nuclear fuel                                (71.2)             (84.2)
Nuclear decommissioning contributions       (27.2)             (27.2)
Purchase of assets                          (20.0)             (14.6)
Other                                         1.6               (9.9)
                                          --------           --------
     Total                                $(386.7)           $(381.2)
                                          ========           ========




Investing activities for the first nine months of 1997 resulted in a net cash outflow of $386.7 million, primarily due to $269.9 million of construction expenditures, $71.2 million of nuclear fuel expenditures and $20.0 million for the purchase of a gas-fired combined cycle generator. Of the construction expenditures, Virginia Power spent approximately $177.9 million on transmission and distribution projects, $34 million on production projects, $56 million on general support facilities, and $2 million on clean air projects.

FUTURE ISSUES

COMPETITION

Presently, Virginia Power expects to continue to operate under regulation and to recover its cost of providing traditional electric service. However, the form of cost-based rate regulation under which Virginia Power operates is likely to evolve as a result of various legislative or regulatory initiatives, including Virginia Power's alternative regulatory plan filed with the Virginia Commission on March 24, 1997 (see Note (G) to CONSOLIDATED FINANCIAL STATEMENTS). At this time, Virginia Power management can predict neither the ultimate outcome of regulatory reform in the electric utility industry nor the impact such changes would have on Virginia Power.

For additional information, see Future Issues-Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1996.

                            DOMINION RESOURCES, INC.
                            -------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ----------------------------------------------
                                  (CONTINUED)

OTHER

SALE OF SUBSIDIARY

On August 6, 1997, Virginia Power sold its wholly-owned subsidiary, A&C Enercom, Inc. (A&C). Earlier this year, the TriTech division of A&C was integrated into Evantage, the retail side of Virginia Power's energy services business unit. Virginia Power believes that TriTech's experience in helping commercial and industrial customers improve performance and increase competitiveness, combined with its geographic presence around the country, strengthens Evantage's position as an energy services provider. The sale of A&C did not have a material impact on Virginia Power's financial statements.

ENVIRONMENTAL

On October 10, 1997, the Environmental Protection Agency (the EPA) released its proposal to require 22 states, including North Carolina, Virginia and West Virginia, to reduce and cap emissions of nitrogen oxides in each state. The EPA will issue a final rule by September 1998. Although the proposal leaves it up to each state to determine how to achieve the required reductions in emissions, the caps were calculated based on emission limits of 0.15 lb per million BTU of heat input for utility boilers. If the states in which Virginia Power operates choose to impose this limit, major additional emission control equipment, with attendant significant capital and operating costs, could be required.

DOMINION ENERGY
---------------

RESULTS OF OPERATIONS

Net income increased by $17 million during the first nine months of 1997 as compared to the same period in 1996 primarily due to net income from power generation assets in Peru acquired in August 1996, generally higher natural gas prices, and greater production volumes due to the acquisition of natural gas properties in the Gulf Coast area in March 1996 and in Michigan in January 1997.

LIQUIDITY

CASH FLOWS FROM OPERATIONS

Cash flows from operations for the nine months ended September 30, 1997 increased by $182 million as compared to the nine months ended September 30, 1996 primarily due to cash received from the sale of a 49% interest in Inversiones Dominion Peru S.A. (IDP) which owns a 60% interest in EGENOR, S.A. This item is reflected in operating cash flows as it increases the minority interest recorded. In addition, cash flows from operations were generated from power generation assets in Peru acquired in August 1996, higher natural gas prices and greater production volumes due to the acquisition of natural gas properties in the Gulf Coast area in March 1996 and in Michigan in January 1997.

                            DOMINION RESOURCES, INC.
                            ------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                  (CONTINUED)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES

Cash from (used in) financing activities was as follows:



                                                   Nine Months Ended
                                                     September 30,
                                                  1997         1996
                                                  ----         ----
                                                      (Millions)
Issuance (repayment) of
    long-term debt                                 $(121.8)   $229.5
Investment from parent                                          60.0
Dividend payment                                     (36.9)    (32.1)
Other                                                 16.5      20.6
                                                    --------   -------
Total                                              $(142.2)   $278.0
                                                   ========   ========



During the first nine months of 1997, cash flows used in financing activities were $142.2 million primarily due to the paydown of long-term debt utilizing cash received from the sale of 49% of IDP.

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash from (used in) investing activities was as follows:

                                                     Nine Months Ended
                                                       September 30,

                                                    1997          1996
                                                    ----          ----
                                                        (Millions)

Investment in natural gas assets                    $(40.8)      $(91.7)
Investment in power generation assets                (14.3)      (172.9)
Other                                                (20.0)       (60.8)
                                                    --------    --------
Total                                               $(75.1)     $(325.4)
                                                    ========    ========



During the first nine months of 1997, cash flows used in investing activities were $75.1 million primarily for the natural gas drilling activities and investments in power generation assets.

CAPITAL RESOURCES

During the first nine months of 1997, Dominion Energy expended $55.1 million in capital requirements. Total capital requirements for 1997 are estimated to be $122 million.

                            DOMINION RESOURCES, INC.
                            ------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                  (CONTINUED)

DOMINION CAPITAL
----------------

RESULTS OF OPERATIONS

Net income increased during the third quarter and the first nine months of 1997 as compared to the same periods in 1996 primarily due to the securitizations of residential mortgages by Saxon Mortgage and the acquisition of the remaining fifty percent interest in First Source Financial in early 1997.

LIQUIDITY

CASH FLOWS FROM OPERATIONS

Cash flows used in operations for the nine months ended September 30, 1997 decreased by $244 million as compared to the nine months ended September 30, 1996 primarily due to a decrease in the net cash outflow of mortgage loan activity for Saxon Mortgage.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash from (used in) financing activities was as follows:

                                                         Nine Months Ended
                                                            September 30,
                                                         1997         1996
                                                         ----         ----
                                                             (Millions)
Issuance of long-term debt                             $3,385.2      $251.0
Repayment of long-term debt                            (3,274.0)      (46.2)
Investment from parent                                    137.0        60.0
Dividend payment                                          (31.4)      (22.7)
Issuance (repayment) of intercompany debt                   4.1        78.2
Other                                                                  (0.4)
                                                       --------      -------
Total                                                  $  220.9      $319.9
                                                       ========      =======



During the first nine months of 1997, cash flows from financing activities were $220.9 million primarily due to the acquisition of the remaining fifty percent interest in First Source Financial and investment in marketable debt securities.

                            DOMINION RESOURCES, INC.
                            ------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                                  (CONTINUED)

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash from (used in) investing activities was as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                        1997        1996
                                                        ----        ----
                                                            (Millions)

Marketable debt securities                             $(127.3)    $ (19.9)
Marketable equity securities                              82.0        17.0
Acquisition of remaining interest
   in subsidiary                                         (96.1)
Other                                                     (9.9)      (14.9)
                                                        -------     --------
Total                                                  $(151.3)    $ (17.8)
                                                       ========    =========


During the first nine months of 1997, cash flows used in investing activities increased primarily due to the acquisition of the remaining fifty percent interest in First Source Financial and net investment in marketable securities.

CAPITAL RESOURCES

During the first nine months of 1997, Dominion Capital expended $238.3 million in capital requirements. Total capital requirements for 1997 are estimated to be $367.7 million.

FUTURE ISSUES

On November 7, 1997, Dominion Capital, Inc. entered into a $400 million credit agreement with ABN AMRO Bank N.V., as Agent, and various lenders party thereto. The Credit Agreement provides Dominion Capital with additional liquidity of approximately $130 million, while replacing approximately $270 million of existing facilities.

EAST MIDLANDS
-------------

RESULTS OF OPERATIONS

A separate discussion of East Midlands is not presented because it was not part of Dominion Resources' consolidated entity during the first nine months of 1996.

LIQUIDITY

CASH FLOWS FROM OPERATIONS

Cash flows from operations for the nine months ended 1997 was $112.5 million and was primarily due to operating profit and working capital management. A comparison is not made to the nine months ended September 30, 1996 because East Midlands was not part of Dominion Resources' consolidated entity during the first nine months of 1996.

                            DOMINION RESOURCES, INC.
                            -------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                  (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash from (used in) financing activities was as follows:


                                                 Nine Months Ended
                                                 September 30. 1997
                                                 ------------------
                                                     (Millions)


Issuance of long-term debt                           $1,940.9
Investment from parent                                   54.3
Dividend payment                                         (4.9)
Other                                                    51.0
                                                     ---------
Total                                                $2,041.3
                                                     =========



During the first nine months of 1997, cash from financing activities was primarily due to the issuance of the following debt: $819 million of Senior notes, $165 million of Eurobonds, and $900 million under a revolving credit agreement, and $54 million additional long term debt to finance the purchase of an additional 40% interest in Corby Power Ltd. The proceeds were used to pay down the debt borrowed under the short-term credit agreement, fund the expected return of share capital to the parent of DR Investments and finance the initial funding for the acquisition of East Midlands.

Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

                                                         Nine Months Ended
                                                         September 30, 1997
                                                         ------------------
                                                             (Millions)

Purchase of shares in EME                                   $(1,883.2)
Acquisition of business, net of cash                            (20.3)
Purchase of fixed assets                                       (150.6)
Other                                                            22.5
                                                            ----------
Total                                                       $(2,031.6)
                                                            ==========






During the first nine months of 1997, cash flows used in investing activities was utilized primarily to acquire the outstanding shares of stock in East Midlands, fund the investment in fixed assets, principally on the distribution network and acquire an additional 40% interest in Corby Power Ltd.

CAPITAL RESOURCES

During the first nine months of 1997, East Midlands expended $150.6 million in capital requirements. Total capital requirements for 1997 are estimated to be $235 million.

                            DOMINION RESOURCES, INC.
                            ------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                  (CONTINUED)

FUTURE ISSUES

The Director General of Electricity Supply published in October his latest proposals for the continuing supply price control from April 1998. East Midlands is currently considering its formal response. Proposed final power price cuts for the competitive electricity market average 9% over two years. The reductions will vary from company to company.

                            DOMINION RESOURCES, INC.
                            ------------------------
                          PART II. - OTHER INFORMATION
                          -----------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

VIRGINIA POWER

In reference to the state and federal lawsuits filed against Virginia Power by Doswell Limited Partnership on April 2, 1997, the August 26, 1997 hearing on the demurrer in the state case was rescheduled and held on October 22, 1997. Virginia Power's demurrer was overruled and no trial date has been set. In the federal case, Virginia Power's motion to dismiss and for summary judgment was argued on October 1, 1997. The Court took the matter under advisement. The case is presently set for trial on December 11, 1997, but this is likely to be rescheduled.

In reference to the civil action filed in the Circuit Court of the City of Norfolk against the City of Norfolk and Virginia Power in which property owners sought $15 million dollars for alleged contamination of their property by toxic pollutants originating from a coal tar site formerly owned by Virginia Power, the parties reached a settlement prior to the scheduled August 18, 1997 trial date. The related action by other property owners seeking $3 million dollars is still pending, but has not yet been scheduled for trial.

ITEM 5. OTHER INFORMATION
-------------------------

THE COMPANY

DOMINION ENERGY

In reference to the purchase of the Kincaid Power Station from Commonwealth Edison Company (ComEd) by Kincaid Generation, L.L.C. (LLC), a subsidiary of Dominion Energy, in March 1997, the Illinois Commerce Commission (ICC) issued an order approving the transaction. ComEd and certain intervenors requested rehearing before the ICC, and certain intervenors requested the ICC to stay the effort of its approval order. All requests were denied by the ICC. ComEd and certain intervenors have filed appeals to the Appellate Court of Illinois for the Fourth District. The parties are still waiting for the appeals to be heard.

With respect to certain labor litigation relating to the Kincaid purchase, on October 15, 1997, by agreement of the parties, the U.S. Court of Appeals for the Seventh Circuit dismissed an appeal that had been brought by the International Brotherhood of Electrical Workers, AFL-CIO, Local Union 15, (IBEW) from an order by the U.S. District Court for the Northern District of Illinois ruling unconstitutional an Illinois collective bargain successorship statute which IBEW had claimed was violated by the Kincaid purchase agreement. The action of the Seventh Circuit ended this litigation. Also, an unfair labor practice charge that had been brought against LLC with the National Labor Relations Board (NLRB) was rejected by the NLRB, thereby bringing that litigation to an end.

                            DOMINION RESOURCES, INC.
                            ------------------------
                          PART II. - OTHER INFORMATION
                          -----------------------------
                                  (CONTINUED)

VIRGINIA POWER

REGULATION

General

In response to the 1997 Virginia General Assembly directive in Senate Joint Resolution No. 259, on November 7, 1997, the Staff of the Virginia Commission presented to the SJR 259 joint legislative subcommittee its Draft Working Model for Restructuring the Electric Utility Industry in Virginia (Staff Model). The Staff Model states that advancement of a competitive model for the generation of the electricity in Virginia should be pursued with deliberation and with caution, and sets forth a two-phase, five-year transition period. In Phase I (1998 - 2001), the Commission would conduct reviews of existing rates electric utilities in the state, consider issues of inter-class subsidies and rate unbundling as well as study stranded cost issues and pursue a process that would accommodate the formation of an Independent System Operator (ISO) and a Regional Power Exchange (RPX). As described in the Staff Model, Phase I could also include small scale retail pilot programs of 1-2 years in duration. Phase II (2000-2002) of the Staff Model would include further review by the Commission and the General Assembly, consideration of reliability issues, and disposition of potential stranded costs and handling of other costs associated with moving to retail competition. Phase II could possibly include the filing of retail access programs by Virginia's electric utilities.

The joint subcommittee is scheduled to reconvene on December 17, 1997 to receive comments on the Staff Model.

Virginia

In reference to the  consolidated  alternative  regulatory  plan and the 1995
Annual Information Filing proceeding before the Virginia Commission, on October 10, 1997, the Virginia Commission entered an Order Granting Motion for Extension of Procedural Schedule in which it extended all dates for filing testimony, exhibits, settlements, stipulations and responses approximately by 70 days, with the hearing to commence on April 28, 1998.

In reference to the proceeding before the Virginia Commission for approval of certain power supply arrangements with Chesapeake Paper Products Company (CPPC), on August 13, 1997 the Virginia Commission approved, in substantial part, the proposed transactions between Virginia Power and CPPC's successor in ownership, St. Laurent Paper Products Co. The Virginia Commission required that a compliance filing be made no later than six months from the date of its Order in which all agreements necessary to implement the project are to be in final form. Thereafter, following opportunity for comment by parties to the proceeding and the Virginia Commission Staff, the Virginia Commission will review the filing expeditiously and issue a final order. The City of Richmond is appealing the Commission's decision to the Virginia Supreme Court.

Environmental

On October 10, 1997, the Environmental Protection Agency (the EPA) released its proposal to require 22 states, including North Carolina, Virginia and West Virginia, to reduce and cap emissions of nitrogen oxides in each state.

                            DOMINION RESOURCES, INC.
                            ------------------------
                          PART II. - OTHER INFORMATION
                          ----------------------------
                                  (CONTINUED)

For a detailed discussion see Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Environmental.

Nuclear

In reference to Virginia Power's joint petition with thirty-five other utility petitioners against the U.S. Department of Energy (DOE) in the U.S. Court of Appeals for the District of Columbia and a parallel lawsuit filed by numerous states and state agencies, oral arguments were heard on the mandamus petitions on September 25, 1997.

RATES

FERC

On September 11, 1997, FERC authorized Virginia Power to sell power at marketbased rates but set for hearing the issue of Virginia Power's generation dominance in localized areas within its service territory. On September 12, 1997, Virginia Power requested reconsideration on the convening of such a hearing and also filed an amendment of the tariff that would preclude sales at market-based rates within its service territory.

Virginia

On October 31, 1997, Virginia Power filed an application with the Virginia Commission for a $45.6 million decrease in fuel rates to take effect on December 1, 1997. A procedural schedule has not yet been established by the Commission.

In reference to Virginia Power's application to modify its cogeneration and small power production rates under Schedule 19, on September 18, 1997, the Virginia Commission Hearing Examiner issued a report recommending that Virginia Power offer Schedule 19 contracts for terms up to ten years, using a ten year planning horizon to calculate avoided costs.

North Carolina

On October 10, 1997, Virginia Power filed an application with the North Carolina Commission for a $728,000 increase in fuel revenues. A hearing is scheduled for November 18, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-R
----------------------------------------

(a) Exhibits:

    11 - Statement re:  computation of per share earnings (included in this Form
         10Q on page 3).

    27 - Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               DOMINION RESOURCES, INC.
                                                      Registrant

                                          BY  /s/ JAMES L. TRUEHEART
                                              ----------------------
                                                  James L. Trueheart
                                                  Vice President and Controller
                                                 (Principal Accounting Officer)

November 12, 1997