Form 10-Q
period 1998-03-31
DOMINION RESOURCES INC /VA/
filed 1998-05-15
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR


     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                          Commission file number 1-8489

                            DOMINION RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                Virginia                                54-1229715
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    901 East Byrd Street, Suite 1700
           Richmond, Virginia                           23219-6111
(Address of principal executive offices)                (Zip Code)


                 (Registrant's telephone number) (804) 775-5700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

At April 30, 1998, the latest practicable date for determination, 195,620,819 shares of common stock, without par value, of the registrant were outstanding.

                            DOMINION RESOURCES, INC.

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
                          PART I. Financial Information

Item 1.    Consolidated Financial Statements

           Consolidated Statements of Income - Three                        3
              Months Ended March 31, 1998 and 1997

           Consolidated Balance Sheets - March 31, 1998                    4-5
              and December 31, 1997

           Consolidated Statement of Changes in Shareholders'
              Equity - March 31, 1998 and 1997                              6

           Consolidated Statements of Cash Flows                           7-8
              Three Months Ended March 31, 1998 and 1997

           Notes to Consolidated Financial Statements                     9-17

Item 2.    Management's Discussion and Analysis of Financial              18-29
              Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures                       30-31
              about Market Risk

                           PART II. Other Information

Item 4.    Submission of Matters to a Vote of                              32
              Security Holders

Item 5.    Other Information                                              33-34

Item 6.    Exhibits and Reports on Form 8-K                                35


                                             DOMINION RESOURCES, INC.
                                          PART I. FINANCIAL INFORMATION
                                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 1998                     1997
                                                                                 ----                     ----
                                                                                       Millions, except
                                                                                       per share amounts
Operating revenues and income:
Virginia Power                                                                $1,435.4                  $1,174.8
East Midlands                                                                    550.8                     555.4
Nonutility                                                                       171.9                     167.6
                                                                               -------                   -------
                                                                               2,158.1                   1,897.8
                                                                               -------                   -------
Operating expenses:
Fuel, net                                                                        609.5                     329.5
Purchased power capacity, net                                                    180.8                     184.4
Supply and distribution - East Midlands                                          361.4                     446.7
Other operation and maintenance                                                  329.7                     281.9
Depreciation,depletion and amortization                                          216.7                     194.3
Other taxes                                                                       74.1                      75.0
                                                                               -------                   -------
                                                                               1,772.2                   1,511.8
                                                                               -------                   -------
Operating income                                                                 385.9                     386.0
                                                                               -------                   -------
Other income                                                                       9.7                      14.1
                                                                               -------                   -------
Income before fixed charges and
   income taxes                                                                  395.6                     400.1
                                                                               -------                   -------
Fixed charges:
Interest charges, net                                                            161.5                     135.1
Preferred dividends of Virginia Power                                              8.9                       8.8
Distributions-preferred securities
   of subsidiary trusts                                                            7.7                       2.7
                                                                               -------                   -------
                                                                                 178.1                     146.6
                                                                               -------                   -------
Income before provision for
   income taxes and minority interests                                           217.5                     253.5
Provision for income taxes                                                        66.5                      78.5
Minority Interests                                                                11.5                       5.1
                                                                               -------                    ------
Net income                                                                   $   139.5                   $ 169.9
                                                                               =======                    ======


Average common stock                                                             193.2                     183.0
Earnings per common share                                                        $0.72                     $0.93
Dividends paid per common share                                                 $0.645                    $0.645

The accompanying notes are an integral part of the Consolidated Financial
Statements.



                            DOMINION RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                                           March 31,            December 31,
                                                                             1998                  1997*
                                                                             ----                  -----
                                                                                     (Millions)

Current assets:

Cash and cash equivalents                                                 $  280.1               $  321.6
Trading securities                                                           248.6                  240.7
Customer accounts receivable, net                                            598.1                  601.0
Other accounts receivable                                                    304.1                  336.6
Accrued unbilled revenues                                                    214.8                  245.2
Materials and supplies:
   Plant and general                                                         167.7                  163.3
   Fossil fuel                                                                56.7                   67.4
Mortgage loans in warehouse                                                  129.0                   88.2
Other                                                                        228.8                  209.0
                                                                           -------                -------
                                                                           2,227.9                2,273.0
                                                                           -------                -------

Investments:
Loans receivable, net                                                      1,109.2                  932.2
Other                                                                      1,488.8                1,483.8
                                                                           -------                -------
                                                                           2,598.0                2,416.0
                                                                           -------                -------

Property, plant and equipment:                                            19,905.7               19,519.2
Less accumulated depreciation, depletion
and amortization                                                           7,223.4                6,986.6
                                                                           -------                -------
                                                                          12,682.3               12,532.6
                                                                          --------               --------
Deferred charges and other assets:
Regulatory assets                                                            782.8                  776.6
Goodwill                                                                   1,971.5                1,932.0
Other                                                                        267.0                  262.5
                                                                          --------               --------
                                                                           3,021.3                2,971.1
                                                                          --------               --------

Total assets                                                             $20,529.5              $20,192.7
                                                                          ========               ========

The accompanying notes are an integral part of the Consolidated Financial
Statements.

* The Balance Sheet at December 31,1997 has been derived from the audited
Consolidated Financial Statements at that date.




                            DOMINION RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                                                          March 31,            December 31,
                                                                            1998                   1997*
                                                                            ----                   -----
                                                                                     (Millions)
Current liabilities:
Securities due within one year                                            $1,230.8               $1,613.6
Short-term debt                                                              240.4                  375.1
Accounts payable, trade                                                      654.0                  679.3
Accrued interest                                                             153.0                  185.1
Accrued taxes                                                                196.4                  125.4
Accrued payroll                                                               56.8                   77.5
Customer deposits                                                             45.8                   44.6
Other                                                                        467.2                  525.1
                                                                           -------                -------
                                                                           3,044.4                3,625.7
                                                                           -------                -------
Long-term debt:
Virginia Power                                                             3,474.9                3,514.6
Dominion UK                                                                2,801.2                2,673.6
Nonrecourse - nonutility                                                   1,121.4                  707.8
Other                                                                        300.0                  300.0
                                                                           -------                -------
                                                                           7,697.5                7,196.0
                                                                           -------                -------
Deferred credits and other liabilities:
Deferred income taxes                                                      2,030.6                2,018.4
Investment tax credits                                                       234.1                  238.4
Other                                                                        674.1                  596.8
                                                                           -------                -------
                                                                           2,938.8                2,853.6
                                                                           -------                -------
Total liabilities                                                         13,680.7               13,675.3
                                                                          --------               --------

Minority interest                                                            405.0                  402.9

Commitments and Contingencies

Virginia Power and Dominion Resources
   obligated mandatorily redeemable
   preferred securities of subsidiary trusts**                               385.0                  385.0
                                                                          --------               --------
Preferred stock:
Virginia Power stock subject to
   mandatory redemption                                                      180.0                  180.0
                                                                          --------               --------
Virginia Power stock not subject to
   mandatory redemption                                                      509.0                  509.0
                                                                          --------               --------
Common shareholders' equity:
Common stock - no par                                                      3,979.4                3,673.6
Retained earnings                                                          1,369.9                1,354.0
Accumulated other comprehensive income                                         4.3                   (3.3)
Other                                                                         16.2                   16.2
                                                                          --------               --------
                                                                           5,369.8                5,040.5
Total liabilities & shareholders' equity                                 $20,529.5              $20,192.7
                                                                         =========              =========

The accompanying notes are an integral part of the Consolidated Financial
Statements.

* The Balance  Sheet at  December  31,  1997 has been  derived  from the audited
Consolidated Financial Statements at that date.

** As described in Note (F) to NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS,  the
7.83% and 8.05% Junior Subordinated Notes totaling $257.7 and $139.2 million principal amounts constitute 100% of the Trusts' assets.



                            DOMINION RESOURCES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                   Three Months Ended March 31, 1998
                                                   ---------------------------------

                                                                                      Accumulated
                                                                                         Other
                                                                      Retained       Comprehensive        Common         Paid-in
                                                   Total              Earnings           Income            Stock        Capital
                                                   -----              --------           ------            -----        -------

Beginning balance                                 $5,040.5            $1,354.0            $(3.3)          $3,673.6        $16.2
                                                  --------            --------            -----           --------        -----

Comprehensive income:
   Net income                                        139.5               139.5
   Other comprehensive
    income:
     Unrealized gains (losses) on
       investment securities
       Pretax                                          4.4
       Tax (expense) benefit                          (1.5)
                                                       ---
       Net of tax                                      2.9
     Foreign currency
       translation adjustment                          4.7
                                                       ---
   Other comprehensive income                          7.6               7.6
                                                       ---
Comprehensive income                                 147.1
Common stock                                         305.8                                305.8
Dividends and other                                 (123.6)             (123.6)
                                                  --------            --------            -----           --------        -----
Ending balance                                    $5,369.8            $1,369.9             $4.3           $3,979.4        $16.2
                                                  ========            ========            =====           ========        =====


                                                   Three Months Ended March 31, 1997
                                                   ---------------------------------

                                                                                      Accumulated
                                                                                         Other
                                                                      Retained       Comprehensive        Common         Paid-in
                                                   Total              Earnings           Income            Stock        Capital
                                                   -----              --------           ------            -----        -------

Beginning balance                                 $4,915.2            $1,437.9           $(10.3)          $3,471.4        $16.2
                                                  --------            --------            -----           --------        -----
Comprehensive income:
   Net income                                        169.9               169.9
   Other comprehensive
    income:
     Unrealized gains (losses) on
     investment securities
       Pre-tax                                        (4.3)
       Tax (expense) benefit                           0.9
                                                      ----
       Net of tax                                     (3.4)
     Foreign currency
       translation adjustment                         (1.2)
   Other comprehensive income                         (4.6)                                (4.6)
                                                      ----
Comprehensive income                                 165.3
                                                     -----
Common stock                                          66.3                                                    44.1         22.2
Dividends and other                                 (121.4)             (121.4)
                                                  --------            --------            -----           --------        -----
Ending balance                                    $5,025.4            $1,486.4           $(14.9)          $3,515.5        $38.4
                                                  ========            ========            =====           ========        =====


The accompanying notes are an integral part of the Consolidated Financial
Statements.



                            DOMINION RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                 1998                      1997
                                                                                 ----                      ----
                                                                                             (Millions)
Cash flows from (used in) operating activities:
   Net income                                                                   $139.5                    $169.9
   Adjustments to reconcile net income to net cash:
     Depreciation, depletion and amortization                                    238.8                     211.9
     Purchase and orginations of loans                                          (491.4)                   (713.9)
     Proceeds from sales and principal collections
       of loans                                                                  450.7                     496.6
     Deferred income taxes                                                         9.6                      13.0
     Investment tax credits, net                                                  (4.2)                     (4.2)
     Deferred fuel expenses                                                       13.1                       8.3
     Deferred capacity expenses                                                  (22.2)                    (15.8)
     Changes in assets and liabilities:
         Accounts receivable                                                      33.8                     (25.3)
         Trading securities                                                       (8.0)                      0.2
         Accrued unbilled revenues                                                30.3                      25.9
         Materials and supplies                                                    6.6                      11.7
         Accounts payable, trade                                                 (80.0)                    (95.3)
         Accrued interest and taxes                                               59.9                      25.0
     Other                                                                       (32.2)                    (25.4)
                                                                                ------                    ------
Net cash flows from operating activities                                         344.3                      82.6
                                                                                ------                    ------
Cash flows from (used in) financing activities:
  Issuance of common stock                                                       305.8                      44.1
  Issuance of long-term debt:
     Virginia Power                                                                                        200.0
     East Midlands                                                                                       1,143.8
     Nonrecourse-nonutility                                                      774.6                     282.1
  Net issuance (repayment) of short-term debt                                   (120.8)                   728.7
  Repayment of long-term debt and
     preferred stock                                                            (760.2)                   (315.0)
  Common dividend payments                                                      (125.6)                   (118.3)
  Other                                                                           41.8                     108.8
                                                                               -------                   -------
Net cash flows from financing
   activities                                                                    115.6                   2,074.2
                                                                               -------                   -------



                            DOMINION RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                  1998                     1997
                                                                                  ----                     ----
                                                                                             (Millions)
Cash flows from (used in) investing activities:
   Utility capital expenditures                                                 (151.4)                    (92.7)
   Purchase of fixed assets                                                      (32.6)                    (95.1)
   Purchase of East Midlands                                                                            (1,901.5)
   Loan originations                                                            (557.9)                    (36.2)
   Repayment of loan originations                                                375.9                      38.6
   Acquisition of business, net of cash                                         (189.1)                   (101.2)
   Investments in marketable securities                                           16.1                      21.1
   Sale of business                                                               52.7
   Other                                                                         (15.1)                     52.7
                                                                               -------                  --------

Net cash flows used in investing
 activities                                                                     (501.4)                 (2,114.3)
                                                                               -------                   -------

Increase (Decrease) in cash and cash equivalents                                 (41.5)                     42.5
Cash and cash equivalents at beginning of
   period                                                                        321.6                     110.8
                                                                                ------                    ------

Cash and cash equivalents at end of period                                     $ 280.1                   $ 153.3
                                                                                ======                    ======

Supplementary cash flows information:

Cash paid during the period for:
        Interest (net of interest capitalized)                                 $ 150.3                    $124.5
        Income taxes                                                               8.3                       2.0
Non-cash investing and financing activities:
        Equity contribution for Wolverine
           acquisition                                                                                     $21.4
        Issuance of loan notes                                                                              18.4
        Exchange of securities                                                     6.9






The accompanying notes are an integral part of the Consolidated Financial Statements.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




(A) DOMINION RESOURCES AND INTERIM REPORTING POLICIES

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

East Midlands Electricity plc (East Midlands), is the principal operating subsidiary of our United Kingdom holding company, Dominion U.K. Holding, Inc. (Dominion UK). East Midlands is principally an electricity supply and distribution company serving 2.3 million homes and businesses in the East Midlands region of the U.K.

Dominion Resources translates foreign currency financial statements by adjusting balance sheet accounts using the exchange rate at the balance sheet date and income statement accounts using the average exchange rate for the reporting period.

Dominion Resources also owns and operates subsidiaries active in independent power production; the acquisition and sale of natural gas and oil reserves; financial services; and real estate. Some of the independent power and natural gas and oil businesses are located in foreign countries. Dominion Resources' net investment through its subsidiaries in independent power production in Central and South America is approximately $325 million.

In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three-month periods ended March 31, 1998 and 1997, changes in shareholders' equity for the three-month periods ended March 31 1998 and 1997, and cash flows for the three-month periods ended March 31, 1998 and 1997.

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

The consolidated financial statements include the accounts of Dominion Resources and its subsidiaries, with all significant intercompany transactions and accounts being eliminated on consolidation.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)





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

   Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


(B) COMMON STOCK

At March 31, 1998, there were 300,000,000 shares of common stock authorized of which 195,485,145 were issued and outstanding. Common shares issued during the referenced periods were as follows:

                                                 Three Months Ended
                                                     March 31,
                                           1998                    1997
                                           ----                    ----


Dominion Direct Investment                  770,943              911,419
Acquisition of Wolverine                                       1,879,974
Employee Savings Plan                       201,188              223,697
Public Offering                           6,775,000
Other                                       (61,429)               9,825
                                          ---------             --------

Total Shares                              7,685,702            3,024,915
                                          =========            =========


(C) LONG-TERM INCENTIVES

On January 23, 1998, the Board of Directors of Dominion Resources awarded participants of the Dominion Resources, Inc. Incentive Compensation Plan 8,366 shares of restricted common stock at the award price of $39.5625 per share.

For the three-month period ended March 31, 1998, no common shares were issued associated with exercised stock options from previous awards. As of March 31, 1998, options on 4,826 shares were exercisable from previous awards in the Dominion Resources Long-Term Incentive Plan.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(D) PREFERRED STOCK - VIRGINIA POWER

As of March 31, 1998, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

(E) PROVISION FOR INCOME TAXES

Income before provisions for income taxes, classified by source of income, before minority interests, was as follows:

                                              Three Months Ended
                                                   March 31,
                                          1998                   1997
                                          ----                   ----
                                                   (Millions)

U.S.                                    $ 175.6               $ 198.4
Non U.S.                                   41.9                  55.1
                                          -----                 -----

Total                                   $ 217.5               $ 253.5
                                          =====                 =====



The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

                                                       Three Months Ended
                                                            March 31,
                                                   1998                   1997
                                                   ----                   ----
                                                            (Millions)

U.S. statutory rate                                  35%                    35%
   Utility plant differences                        1.9                   (1.1)
   Amortization of investment tax credits          (2.0)                  (1.7)
   Preferred dividends of Virginia Power            1.4                    1.2
   Nonconventional fuel credit                     (2.8)                  (2.4)
   Benefits and taxes related to foreign
     operations                                    (5.2)                   0.2
   State taxes, net of federal benefit              1.0                    0.4
   Other, net                                       1.3                    3.5
                                                  -----                  -----

   Effective tax rate                              30.6%                  35.1%
                                                  =====                  =====


The effective income tax rate includes state and foreign income taxes.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(F) OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

In December 1997, Dominion Resources established Dominion Resources Capital Trust I (DR Capital Trust). DR Capital Trust sold 250,000 shares of Capital Securities for $250 million, representing preferred beneficial interests and 97 percent beneficial ownership in the assets held by DR Capital Trust.

Dominion Resources issued $257.7 million of 7.83% Junior Subordinated Debentures (Debentures) in exchange for the $250 million realized from the sale of the Capital Securities and $7.7 million of common securities of DR Capital Trust. The common securities represent the remaining 3 percent beneficial ownership interest in the assets held by DR Capital Trust. The Debentures constitute 100 percent of DR Capital Trust assets.

In 1995, Virginia Power established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5,400,000 shares of Preferred Securities for $135.0 million, representing preferred beneficial interests and 97 percent beneficial ownership in the assets held by VP Capital Trust.

Virginia Power issued $139.2 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) in exchange for the $135.0 million realized from the sale of the Preferred Securities and $4.2 million of common securities of VP Capital Trust. The common securities represent the remaining 3 percent beneficial ownership interest in the assets held by VP Capital Trust. The Notes constitute 100 percent of VP Capital Trust's assets.


(G)      VIRGINIA FUEL FACTOR

On October 31, 1997, Virginia Power filed with the Virginia Commission its application for a reduction of $45.6 million in its fuel cost recovery factor for the period December 1, 1997 through November 30, 1998. The reduction became effective on an interim basis on December 1, 1997. Subsequently, as a result of amendments to two non-utility generation contracts, Virginia Power proposed two additional reductions of approximately $30.2 million and $18.0 million for the same period, bringing the total proposed fuel factor reduction to $93.8 million. Both additional reductions were approved on an interim basis, effective March 1, 1998.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




On April 16, 1998, the Virginia Commission completed its annual review of Virginia Power's fuel factor, providing an additional reduction to Virginia Power's fuel recovery rate to become effective May 1, 1998. The new fuel factor of 1.050 cents per kWh represents an additional annual fuel factor revenue decrease of $19.2 million, bringing the total fuel factor revenue reduction to $113 million. On April 24, 1998, the Commission entered an Order Establishing Fuel Factor affirming the new fuel factor.


(H)      CONTINGENCIES

VIRGINIA POWER

Nuclear Insurance

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power). For additional information, see Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

Virginia Jurisdictional Rates

In March 1997, the Virginia Commission issued an order that Virginia Power's base rates be made interim and subject to refund as of March 1, 1997. This order was the result of the Commission Staff's report on its review of Virginia Power's 1995 Annual Informational Filing (AIF), which concluded that Virginia Power's present rates would cause Virginia Power to earn in excess of its authorized return on equity. The Staff found that, for purposes of establishing rates prospectively, a rate reduction of $95.6 million (including a one-time adjustment of $29.7 million to Virginia Power's deferred capacity balance at December 31, 1996) may be necessary in order to realign rates to the authorized level. Virginia Power filed its alternative regulatory plan (ARP) in March 1997, based on 1996 financial information. Subsequently, the Commission consolidated the proceeding concerned with the 1995 Annual Informational Filing with the proceeding that includes the ARP proposed by Virginia Power.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


In December 1997, Virginia Power sought to withdraw its ARP, having concluded that resolution of the cost recovery issues raised by the ARP was unlikely without General Assembly action. The Commission has agreed that Virginia Power may withdraw its support of the ARP but has reserved the right to continue consideration of the ARP as well as other regulatory alternatives. In addition, the Commission will continue to consider the issues arising out of the 1995 AIF.

On March 24, 1998, the Commission Staff filed its testimony in the consolidated ARP/AIF proceeding. The Staff recommended a rate reduction of $277 million and proposed an alternative ratemaking plan. The Staff proposed plan would allow Virginia Power to retain a portion of its earnings above an authorized return on equity in a reserve account for recovery of stranded costs when Virginia begins its transition to a competitive market. The Staff proposal retains the fuel factor as well as deferral accounting for capacity payments. Other opposing parties in the proceeding have made filings recommending rate reductions in excess of $200 million. Virginia Power's previous filings in this proceeding support maintaining rates at current levels.

Virginia Power believes that it is extremely important to have a regulatory plan in place that addresses transition cost issues and other matters potentially impacting Virginia Power's ability to prepare for a competitive market and is willing to negotiate with other parties to achieve that result. Virginia Power, the Staff of the Virginia Commission and the Virginia Attorney General are engaged in discussions exploring the potential for reaching an acceptable settlement in Virginia Power's rate proceeding. At this time, Virginia Power is unable to predict whether or not a settlement will be reached.

On May 12, 1998, the Staff of the Virginia Commission filed a Report and Motion with the Virginia Commission. In its filing, the Staff stated that the current status of discussions warrant continued efforts to attempt to reach agreement on significant issues in the proceeding and moved for an order extending the dates for filing of rebuttal testimony to May 26, 1998, for filing surrebuttal testimony to June 19, 1998, and for the scheduled public hearing to begin on July 10, 1998.

Based on pre-filed testimony and settlement discussion to date, it appears that either a negotiated settlement or further litigation could result in some level of reduction in Virginia Power's jurisdictional rates. At this time, Virginia Power is unable to predict the amount of such a reduction or its impact on Virginia Power's results of operations, cash flows or financial position.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Site Remediation

The Environmental Protection Agency (EPA) has identified Virginia Power and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.8 million to $69.5 million. Virginia Power's proportionate share of the cost is expected to be in the range of $1.7 million to $2.3 million, based upon allocation formulas and the volume of waste shipped to the sites. Virginia Power has accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it's probable that the PRPs will fully pay the costs apportioned to them.

Virginia Power and Dominion Resources, Inc. have remedial action responsibilities remaining at two coal tar sites. Virginia Power accrued a $2 million reserve to meet its estimated liability based on site studies and investigations performed at these sites. In addition, two civil actions have been instituted against the City of Norfolk and Virginia Power by property owners who allege that their property has been contaminated by toxic pollutants originating from one of the coal tar sites now owned by the City of Norfolk and formerly owned by Virginia Power. The first civil action reached settlement without trial in September 1997. The remaining plaintiff is seeking compensatory damages of $2 million and punitive damages of $1 million. It is too early in this case for Virginia Power to predict the outcome. Virginia Power has filed answers denying liability. No trial date has been set.

Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At March 31, 1998, any pending or possible claims were not recognized as an asset or offset against recorded obligations of Virginia Power.

For additional information regarding Contingencies and Virginia Power, see Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

DOMINION RESOURCES AND ITS NONUTILITY SUBSIDIARIES

Dominion Resources

Dominion Resources is guarantor to Dominion UK's revolving credit agreement. The revolving credit agreement is with Union Bank of Switzerland and various lending institutions. As of March 31, 1998, the total commitment of the agreement is 500 million pounds sterling ($836.3 million). Under the agreement, Dominion Resources has guaranteed the prompt payment in full of amounts outstanding. At March 31, 1998, 372 million pounds sterling ($622 million) was outstanding under this agreement. In addition, if Dominion UK fails to pay when due any of the

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


amounts outstanding, Dominion Resources is obligated to promptly pay the amount outstanding. On April 21, 1998, the total commitment is 430 million pounds sterling ($719.7 million). This agreement expires on November 12, 2001.

Dominion Energy

Certain subsidiaries of Dominion Energy have general partnership interests in certain of its energy ventures. Accordingly, such subsidiaries may be called upon to fund future operations of these investments to the extent operating cash flow is insufficient.

See Kincaid Power Station, Note (K) ACQUISITION AND SALES in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


Dominion Capital

As of March 31, 1998, Dominion Capital had commitments to fund loans of approximately $1,450.4 million.

(I)    LINES OF CREDIT

Dominion Resources and its subsidiaries have lines of credit, revolving credit agreements and bank commitments that provide for maximum borrowings of $4,447.5 million. At March 31, 1998, $2,167.8 million had been borrowed under such agreements. In addition, these credit agreements supported $418 million of Dominion Resources' commercial paper and $908.6 million of non-recourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at March 31, 1998. At March 31, 1998, $373.1 million of the commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

(J)    RECENTLY ISSUED ACCOUNTING STANDARD

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers Disclosure about Pensions and other Postretirement Benefits". This new standard revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997.

(K)      ACQUISITIONS AND SALES

Kincaid Power Station

On  February  27,  1998,  Dominion  Energy,  through  its  subsidiary,   Kincaid
Generation, LLC (KGL), acquired the Kincaid Power Station, a 1,108 megawatt electric power generation facility located in Kincaid, Illinois. The total

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



purchase price of approximately $211 million is comprised of the base amount of approximately $185.5 million and the reimbursement of certain capital costs incurred by Commonwealth Edison Company, the seller.

In connection with this acquisition, Dominion Energy's wholly-owned subsidiary, Dominion Energy Construction Company (DECCO), is obligated to perform certain improvements to the facility pursuant to an engineering, procurement and construction agreement (EPC Agreement). Dominion Energy has provided a guaranty of DECCO's financial obligations under the EPC Agreement. Until completion of improvements under the EPC Agreement, Dominion Energy is also obligated to fund additional equity as required by KGL up to approximately $100 million less cash flows generated by KGL. Dominion Resources has guaranteed Dominion Energy's obligation to make such equity infusions into KGL.

On April 28, 1998, KGL issued $265 million non-recourse, long-term investment grade bonds. The proceeds from the issuance were used to replace the acquisition bridge financing and to fund upgrades to the Kincaid Power Station.

Archer Resources Ltd.

On April 22, 1998, Dominion Energy completed its purchase of all of the outstanding shares of Archer Resources Ltd., a publicly traded natural gas and oil exploration and production company headquartered in Calgary, Alberta, Canada for approximately US $119 million. The company's name was subsequently changed to Dominion Energy Canada, Ltd.

Texas Cogeneration Company

On March 31, 1998, Dominion Cogen, Inc., a wholly-owned subsidiary of Dominion Energy, sold its 50 percent ownership interest in Texas Cogeneration Company and related assets to its partner in the business, for $109.5 million. Texas Cogeneration Company owns two natural gas-fired, combined-cycle cogeneration units in Texas.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD-LOOKING INFORMATION

In this report, we have included certain information about the future for us and our subsidiaries. We have talked about our expectations and plans and, when we felt we were able to make reasonable predictions, tried to estimate the impact of known trends and uncertainties that our businesses are subject to. None of our statements about the future, also referred to as "forward-looking statements", are guarantees of future results or outcomes. Any statement of this type necessarily involves assumptions and uncertainties which could cause actual results or outcomes to be substantially different from those we have suggested. In many cases, the matter will be outside of our control. In addition to specific issues discussed in other parts of this report, some of the factors that could make a significant difference in the forward-looking statements we have made include: legislative and regulatory actions, both domestic and international; deregulation and increased competition in our industry; our operation of nuclear power facilities and related decommissioning costs; our acquisition or disposition of assets or facilities; outcomes in legal proceedings, including rate proceedings; changes in environmental requirements and costs of compliance; unanticipated changes in operating expenses and capital expenditures; development project delays or changes in project costs; and competition for new energy development opportunities. We are also influenced by more general economic and geographic factors such as: weather conditions and catastrophic weather related damage; political and economic risks (particularly those associated with international development and operations, including currency fluctuations); pricing and transportation costs of commodities; the level of market demand for energy; inflation; and capital market conditions.

Any forward-looking statement speaks only as of the date on which such statement is made, and the company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

DOMINION RESOURCES - CONSOLIDATED

RESULTS OF OPERATIONS

Basic Earnings Per Share
                                     Three Months Ended
                                          March 31,
                                  1998                   1997
                                  ----                   ----

Virginia Power                   $0.46                  $0.56
Dominion UK                       0.10                   0.27
Nonutility                        0.16                   0.10
                                  ----                   ----

                                 $0.72                  $0.93
                                  ====                   ====

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

Consolidated earnings were down 21 cents per share in the first quarter of 1998 when compared to the same period in 1997. The unusually mild weather in the Virginia Power service area was the primary reason for the decline in Virginia Power's earnings during the period.

Dominion UK earned 10 cents per share in the first quarter of 1998 compared to 27 cents per share for the same period in 1997. Last year Dominion UK's first quarter contribution was unusually strong because only a portion of the quarter recognized the cost of debt associated with financing the Dominion UK acquisition by Dominion Resources. Dominion UK also experienced increased operating costs in the first quarter of 1998 associated with Year 2000 computer compliance costs. In addition, earnings declined as a result of increased marketing expenses associated with the startup and launch of the Sterling gas retail business, which as of March 27 began selling gas competitively.

Dominion Resources' nonutility subsidiaries earned 16 cents per share in the first quarter of 1998, up 6 cents per share from the same period last year. Dominion Energy's earnings increased primarily due to strong contributions from its domestic and foreign independent power businesses. Dominion Energy's recent acquisition of the Kincaid generating station also contributed to the increase in first quarter earnings. Dominion Capital's earnings increased primarily due to a strong performance from its financial services businesses.

Operating Revenues And Expenses

Operating revenues increased in the first quarter of 1998 as compared to the same period last year primarily due to increased sales in Virginia Power's power marketing group. Operating expenses increased in the first quarter of 1998 as compared to the same period last year because of the increased purchases of energy from other wholesale power suppliers and purchases of natural gas.

Fixed Charges

Fixed charges increased in the first quarter of 1998 as compared to the same period in 1997 primarily due to the interest incurred to finance the acquisition of East Midlands.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LIQUIDITY

Cash Flows from Operations

Cash flows from operating activities for the first quarter 1998 increased as compared to the first quarter of 1997 primarily due to normal operations plus the decrease in cash outflows from net mortgage loan originations during this period.

Cash Flows From (used in) Financing Activities

During the first three months of 1998, net cash flows from financing activities were $115.6 million. This increase was primarily due to the following:

o The 6.8 million shares of common stock issued by Dominion Resources in January 1998. A portion of the proceeds were used to pay down debt which was used to finance the purchase of East Midlands.
o The issuance of debt by Dominion Capital to fund loan originations during the period.
o The issuance of debt by Dominion Energy to fund the acquisition of Kincaid Power Station.
o These cash inflows were offset by Virginia Power's payment of short-term debt.

On April 17, 1998, the Board of Directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable June 20, 1998 to holders of record at the close of business May 29, 1998.

Dominion Resources issued 972,131 shares of common stock through its Dominion Direct Investment and Employee Savings Plan (see Note (C) to CONSOLIDATED FINANCIAL STATEMENTS) during the three-month period ended March 31, 1998.

The proceeds from the issuance of common stock under these plans are utilized to provide equity capital to its subsidiaries.

Cash Flows Used In Investing Activities

Net cash flows used in investing activities for the first quarter of 1998 were $501.4 million. The primary reasons for the cash outflows were:

o The increase in loan originations at Dominion Capital's financial services subsidiaries.
o The completion of the acquisition of the Kincaid Power Station by Dominion Energy.
o The incurrence of utility plant expenditures and purchase of nuclear fuel by Virginia Power.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



FUTURE ISSUES

Year 2000 Compliance

Since January 1997, the company has organized formal year 2000 project teams to identify, correct or reprogram and test the systems for year 2000 compliance. At this time, a majority of the project teams has completed their preliminary assessment. Based of their evaluation, testing and conversion of system application costs are projected to be within the range of $100 million to $150 million. The range is a function of our ongoing evaluation as to whether certain systems and equipment will be corrected or replaced, which is dependent on informaiton yet to be obtained from suppliers and other external sources. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

At this time, Dominion Resources is actively pursuing solutions to year 2000-related computer problems in order to ensure that foreseeable situations related to company computer systems, etc., are effectively addressed.

The company cannot estimate or predict the potential adverse consequences, if any, that could result from a third party's failure to effectively address the issue.

VIRGINIA POWER

RESULTS OF OPERATIONS

     Revenue changed from the same period in the prior year primarily due to the following:
                                                         Three Months Ended
                                                              March 31,
                                                            1998 vs. 1997
                                                             (Millions)
                                                         ------------------
     Revenue - Electric Service
       Customer growth                                        $ 10.9
       Weather                                                 (24.4)
       Base rate variance                                       (4.1)
       Fuel rate variance                                      (14.2)
       Other retail, net                                        22.4
                                                              ------
       Total retail                                             (9.4)
       Other electric service                                  (15.5)
                                                              -------
       Total electric service                                  (24.9)
                                                              -------
     Revenue - Other
       Wholesale - power marketing                             134.5
       Natural gas                                             150.9
       Other, net                                                0.1
                                                              ------
       Total revenue - other                                   285.5
                                                              ------
       Total revenue                                          $260.6
                                                              ======

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Electric service revenue consists of sales to retail customers in Virginia Power's service territory at rates authorized by the Virginia and North Carolina Commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The primary factors affecting this revenue in the first three months of 1998 were customer growth, weather and fuel rates.

      Customer growth - There were 50,701 new customer connections in the twelve months ended March 31, 1998. These additional customers increased Virginia Power's revenue by $10.9 million in the first quarter of 1998 compared to the same period in 1997.

      Weather - The mild weather in the first quarter of 1998 caused customers to use less electricity for heating, which reduced retail revenue by $24.4 million from the previous year. Heating degree days were as follows:

                                        1998            1997        Normal
                                        ----            ----        ------

      Heating degree days                1,739         1,856         2,105
      Percentage change compared to
        prior year                        (6.3)%       (20.5)%

      Fuel rates - The decrease in fuel rate revenue is attributable to lower fuel rates which went into effect December 1, 1997 and an additional reduction effective March 1, 1998. These reductions decreased recovery of fuel costs by approximately $14.2 million in the first quarter of 1998.

      Customer kilowatt-hour sales changed as follows:

                                                              Three Months
                                                             Ended March 31,
                                                              1998 vs. 1997
                                                             ---------------
               Residential                                        (2.7)%
               Commercial                                          4.2
               Industrial                                          4.6
               Public authorities                                  2.8
               Total retail sales                                  1.3
               Wholesale - system                                (27.0)
               Wholesale - power marketing                       171.8
               Total sales                                        26.8

    The overall increase in kilowatt-hour sales reflects the success of Virginia Power's wholesale power marketing efforts, offset in part by the impact of mild weather on residential sales.

Other revenue includes sales of electricity beyond Virginia Power's service territory, natural gas, nuclear consulting services, energy management services and other revenue. The growth in power marketing and natural gas sales revenue for the three-month period ended March 31, 1998, as compared to the same period in 1997, is primarily due to Virginia Power's success at marketing electricity and natural gas beyond Virginia Power's service territory.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Fuel, net increased as compared to the first quarter of 1997, primarily due to the cost of the power marketing and natural gas sales which reflects increased purchases of energy from other wholesale power suppliers and purchases of natural gas.

Operations and maintenance decreased for the three-month period ended March 31, 1998, as compared to the same period in 1997, as a result of scheduled maintenance in 1997 at Virginia Power's Surry Unit 1 nuclear power station and also due to reductions in expenses attributable to Virginia Power's strategic initiatives.


LIQUIDITY

Cash Flows From Operations

Operating activities resulted in $110.7 million increased cash flow for the three-month period ended March 31, 1998 as compared to the same period in 1997. This increase was primarily attributable to trading activities of Virginia Power's wholesale power group, offset in part by the impact of mild weather on our traditional retail electricity business. Internal generation of cash exceeded Virginia Power's capital requirements during the first quarters of 1998 and 1997.


Cash Flows Used in Financing Activities

Cash from (used in) financing activities was as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   1998                 1997
                                                   ----                 ----
                                                          (Millions)

Issuance of long-term debt                                            $ 200.0
Repayment of short-term debt                      $(146.3)               (8.6)
Repayment of long-term debt and preferred stock    (299.3)
Payment of dividends                               (108.5)             (104.6)
Other                                                (0.3)               (5.2)
                                                    -----               -----
Total                                             $(255.1)            $(217.7)
                                                    =====               =====

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Virginia Power currently has three shelf registration statements effective with the Securities and Exchange Commission from which Virginia Power can obtain additional debt capital. The remaining principal amount of debt that can be issued under these registrations totals $915 million. An additional capital resource of $100 million in preferred stock also is registered with the Securities and Exchange Commission.

Virginia Power has a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $79.9 million at March 31, 1998.


Cash Flows Used in Investing Activities

Cash from (used in) investing activities was as follows:


                                                   Three Months Ended
                                                        March 31,
                                               1998                  1997
                                               ----                  ----
                                                        (Millions)

Utility plant expenditures
  (excluding AFC-other funds)                $ (83.7)              $ (73.9)
Nuclear fuel (excluding AFC-other funds)       (20.8)                (18.8)
Nuclear decommissioning contributions          (21.6)                 (9.1)
Purchase of assets                                                   (20.0)
Other                                            3.1                   1.3
                                             -------               -------
Total                                        $(123.0)              $(120.5)
                                             =======               =======


Investing activities for the first three months of 1998 resulted in a net cash outflow of $123.0 million primarily due to $83.7 million of construction expenditures, $20.8 million of nuclear fuel expenditures and approximately $21.6 million of contributions to nuclear decommissioning trusts. Of the construction expenditures, Virginia Power spent approximately $54.8 million on transmission and distribution projects, $9.9 million on production projects and $19.0 million on general support facilities.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Contingencies

For information on contingencies, see Note (H) to CONSOLIDATED FINANCIAL STATEMENTS.

FUTURE ISSUES

Competition

In the 1998 Session, the Virginia General Assembly passed House Bill No. 1172 (HB1172) to establish a schedule for Virginia's transition to retail competition in the electric utility industry. Virginia Power actively supported HB1172, which passed both houses of the General Assembly in amended form and was signed into law by Virginia's Governor in April 1998. The law, which becomes effective July 1, 1998, requires the following:

o establishment of one or more independent system operators (ISO) and one or more regional power exchanges (RPX) for Virginia by January 1, 2001;
o     deregulation of generating facilities beginning January 1, 2002;
o transition to retail competition to begin on January 1, 2002, with retail competition to begin on January 1, 2004;
o     recovery of just and reasonable net stranded costs; and,
o     appropriate   consumer   safeguards   related   to   stranded   costs  and
      consideration of stranded benefits.

While the bill establishes a timeline for the transition to competition in Virginia, a detailed plan to implement that transition must be developed through future legislative and regulatory action. Virginia Power is unable at this time to predict the timing or details of such a plan.


For additional information, see Future Issues-Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

Utility Rate Regulation

In March 1997, the Virginia Commission issued an order that Virginia Power's base rates be made interim and subject to refund as of March 1, 1997. This order was the result of the Commission Staff's report on its review of Virginia Power's 1995 Annual Informational Filing (AIF), which concluded that Virginia Power's present rates would cause Virginia Power to earn in excess of its authorized return on equity. The Staff found that, for purposes of establishing rates prospectively, a rate reduction of $95.6 million (including a one-time adjustment of $29.7 million to Virginia Power's deferred capacity balance at December 31, 1996) may be necessary in order to realign rates to the authorized level. Virginia Power filed its alternative regulatory plan (ARP) in March 1997, based on 1996 financial information. Subsequently, the Commission consolidated the proceeding concerned with the 1995 Annual Informational Filing with the proceeding that includes the ARP proposed by Virginia Power.

In December 1997, Virginia Power sought to withdraw its ARP, having concluded that resolution of the cost recovery issues raised by the ARP was unlikely without General Assembly action. The Commission has agreed that Virginia Power may withdraw its support of the ARP but has reserved the right to continue consideration of the ARP as well as other regulatory alternatives. In addition, the Commission will continue to consider the issues arising out of the 1995 AIF.

On March 24, 1998, the Commission Staff filed its testimony in the consolidated ARP/AIF proceeding. The Staff recommended a rate reduction of $277 million and proposed an alternative ratemaking plan. The Staff proposed plan would allow Virginia Power to retain a portion of its earnings above an authorized return on equity in a reserve account for recovery of stranded costs when Virginia begins its transition to a competitive market. The Staff proposal retains the fuel factor as well as deferral accounting for capacity payments. Other opposing parties in the proceeding have made filings recommending rate reductions in excess of $200 million. Virginia Power's previous filings in this proceeding support maintaining rates at current levels.

Virginia Power believes that it is extremely important to have a regulatory plan in place that addresses transition cost issues and other matters potentially impacting Virginia Power's ability to prepare for a competitive market and is willing to negotiate with other parties to achieve that result. Virginia Power, the Staff of the Virginia Commission and the Virginia Attorney General are engaged in discussions exploring the potential for reaching an acceptable settlement in Virginia Power's rate proceeding. At this time, Virginia Power is unable to predict whether or not a settlement will be reached.

On May 12, 1998, the Staff of the Virginia Commission filed a Report and Motion with the Virginia Commission. In its filing, the Staff stated that the current status of discussions warrant continued efforts to attempt to reach agreement on significant issues in the proceeding and moved for an order extending the dates for filing of rebuttal testimony to May 26, 1998, for filing surrebuttal testimony to June 19, 1998, and for the scheduled public hearing to begin on July 10, 1998.

Based on pre-filed testimony and settlement discussion to date, it appears that either a negotiated settlement or further litigation could result in some level of reduction in Virginia Power's jurisdictional rates. At this time, Virginia Power is unable to predict the amount of such a reduction or its impact on Virginia Power's results of operations, cash flows or financial position.


DOMINION UK

RESULTS OF OPERATIONS

Net income decreased during the first quarter of 1998 as compared to the same period in 1997 primarily because interest charges were higher in 1998. Due to the timing of the East Midlands financing, interest expense was incurred for only a portion of the first quarter of 1997. Interest expense was accrued and paid during the entire first quarter of 1998. Another reason for the decrease in earnings was increased operating costs associated with the Year 2000 computer

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


compliance costs. In addition, earnings declined as a result of increased marketing expenses associated with the startup and launch of the Sterling gas retail business.

LIQUIDITY

Cash Flows From Operations

Cash flows used in operations for the three months ended March 31, 1998 decreased by $30.6 million as compared to the same period in 1997 primarily due to normal operations.

Cash Flows From Financing Activities

Cash from (used in) financing activities was as follows:
                                                     Three Months Ended
                                                          March 31,
                                                   1998                1997
                                                   ----                ----
                                                          (Millions)

     Issuance of short-term debt                                      $ 738.3
     Issuance (repayment) of long-term debt      $(243.4)             1,143.8
     Investment from parent                        267.4                 30.7
     Other                                          (2.0)               121.0
                                                  ------              -------
     Total                                       $  22.0             $2,033.8
                                                  ======              =======

During the first three months of 1998, cash flows from financing activities were $22.0 million primarily due to investments from Dominion Resources offset by the repayment of long-term debt.

Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

                                                     Three Months Ended
                                                          March 31,
                                                     1998           1997
                                                     ----           ----
                                                         (Millions)

     Purchase of East Midlands                                  $(1,901.5)
     Purchase of fixed assets                      $ (46.9)         (42.2)
     Other                                             5.3           38.0
                                                   -------      ---------
     Total                                         $ (41.6)     $(1,905.7)
                                                   =======      =========

During the first three months of 1998, cash flows used in investing activities were $41.6 million primarily due to the purchase of fixed assets.

                           DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)




DOMINION ENERGY

RESULTS OF OPERATIONS

Net income increased during the first quarter of 1998 as compared to the same period in 1997 primarily due to strong contributions from its domestic and foreign independent power businesses, including Kincaid Power Station which was acquired during the first quarter.

LIQUIDITY

Cash Flows From Operations

Cash flows from operations for the three months ended March 31, 1998 decreased by $54.9 million as compared to the same period in 1997 primarily due to normal operations.

Cash Flows From Financing Activities

Cash from (used in) financing activities was as follows:

                                                        Three Months Ended
                                                             March 31,
                                                      998                 1997
                                                      ---                 ----
                                                            (Millions)

Issuance (Repayment) of long-term debt, net         $153.3              $ (6.2)
Dividend payments                                    (12.3)              (12.3)
Other                                                  8.9                 6.6
                                                     -----                ----
Total                                               $149.9              $(11.9)
                                                     =====                ====

During the first three months of 1998 cash flows from financing activities were $149.9 million primarily due to the issuance of long-term debt to fund the acquisition of the Kincaid Power Station.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)




Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

                                                       Three Months Ended
                                                            March 31,
                                                    1998                1997
                                                    ----                ----
                                                            (Millions)
Investment in natural gas assets                                        $ (6.5)
Investment in generation assets                   $ (203.8)              (31.5)
Purchase of fixed assets                             (32.4)
Sale of business                                      52.7
Other                                                 (0.7)              (12.8)
                                                     -----                ----
Total                                              $(184.2)             $(50.8)
                                                     =====                ====

During the first three months of 1998, cash flows used in investing activities were $184.2 million primarily due to the purchase of the Kincaid Power Station and other generation assets. These purchases were offset by the sale of Dominion Energy's ownership interest in Texas Cogeneration Company.

DOMINION CAPITAL

RESULTS OF OPERATIONS

Net income increased during the first quarter of 1998 as compared to the same period in 1997 primarily due to the strong performance from its financial services businesses.

LIQUIDITY

Cash Flows From Operations

Cash flows used in operations for the three months ended March 31, 1998 decreased by $166.8 million as compared to the same period in 1997 primarily due to a decrease in cash outflows from net mortgage originations and sales.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)




Cash Flows From Financing Activities

Cash from (used in) financing activities was as follows:

                                                     Three Months Ended
                                                          March 31,
                                                   1998               1997
                                                   ----               ----
                                                           (Millions)

Investment from parent                           $  24.1            $  59.0
Issuance of long-term debt                         607.0              198.8
Repayment of long-term debt                       (516.8)              (9.5)
Intercompany credit                                 32.0               32.6
Net Issuance (repayment) of commercial paper        67.7               (4.8)
Other                                              (14.2)              (6.9)
                                                   -----              -----
Total                                            $ 199.8            $ 269.2
                                                   =====              =====


During the first three months of 1998 cash flows from financing activities were $199.8 million primarily due to funding needs for loan originations during the period.

Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

                                                Three Months Ended
                                                     March 31,
                                              1998                 1997
                                              ----                 ----
                                                    (Millions)

Loan originations                          $ (557.9)             $ (36.2)
Repayment of loan originations                375.9                 38.6
Marketable securities                          15.7                  8.8
Acquisition of remaining interest
  in subsidiary                                                    (96.1)
Other                                          13.3                 35.0
                                             ------               ------
Total                                      $ (153.0)             $ (49.9)
                                             ======               ======

During the first three months of 1998, cash flows used in investing activities were increased by $90.1 million as compared to the same period for the previous year primarily due to an increase in loan originations.

                            DOMINION RESOURCES, INC.
                       ITEM 3. QUANTITIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK



MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Dominion Resources is subject to market risk as a result of its use of various financial instruments, derivative financial instruments and derivative commodity instruments. Interest rate risk generally is associated with the company's and its subsidiaries' outstanding debt as well as its commercial, consumer, and mortgage lending activities. Currency risk exists principally through the company's investments in the United Kingdom and some debt denominated in European currencies associated with the company's investment in South and Central America. The company is exposed to equity price risk through various portfolios of equity securities.

The company uses derivative commodity instruments to hedge exposures of underlying electric, gas production, and gas procurement operations and is also involved in trading activities, which use these instruments.

The company is also exposed to price risk associated with the nonfinancial assets and liabilities of power production operations, including underlying fuel requirements and natural gas operations.

Interest Rate Risk Non-Trading Activities

In managing interest-rate risk, the company enters into interest rate sensitive derivatives. Examples of these derivatives are swaps, forwards and futures contracts.

Dominion Resources, as part of its routine risk management policy reviews the level of market risk it faces by its use of the above instruments.

Electric and Gas Commodity Price Risk Trading Activities

Dominion Resources use of a portfolio of electric and gas futures and derivatives through Virginia Power's wholesale power trading operation has significantly increased during the first quarter of 1998. The fair value of the portfolio is a function of the underlying commodity, contract prices and market prices represented by each derivative commodity contract. For exchange-for-physical contracts, basis swaps, fixed price forward contracts and options which require physical delivery of the underlying commodity, market value reflects management's best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Futures contracts and options on futures contracts are marked to market based on closing exchange prices.

                            DOMINION RESOURCES, INC.
                       ITEM 3. QUANTITIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK



The estimated fair values of contract assets and contract liabilities at March 31, 1998, were as follows:

         Estimated fair value of contract assets                 $  176.3

         Estimated fair value of contract liabilities               173.8

         Net estimated fair value                                $    2.5

Management has determined that any potential near term losses in future earnings, fair values or cash flows, resulting from reasonably possible near term changes in market prices for such contracts are not anticipated to be material to Virginia Power's results of operations, financial position or cash flows.

Virginia Power's evaluation of market risk does not include the price risks associated with utility operations and utility fuel requirements, since these costs are generally recovered through regulated cost of service, nor does it include risks that are either nonfinancial or nonquantifiable, such as credit risks.

Other than the above change, the risk associated with the Dominion Resources' other uses of these instruments has not materially changed from that discussed in Market Rate Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion Resources Annual Shareholders Meeting was held on April 17, 1998 and the following issues were voted on by shareholders:

ELECTION OF DIRECTORS

a) The following Directors were elected to the Board of Directors for terms expiring in the year 2001:

                                                  Votes
                                                  -----
Director                               For                   Withheld
--------                               ---                   --------

John B. Adams, Jr.                 173,206,272               4,612,954
Benjamin J. Lambert, III           173,027,796               4,791,430
Richard L. Leatherwood             173,220,735               4,598,491
Frank S. Royal                     171,833,309               5,985,917


b) The following incumbent Directors will continue on the Board of Directors with terms expiring in the years indicated:

Director                                                Term Expiring
--------                                                -------------

Harvey L. Lindsay, Jr.                                      1999
Kenneth A. Randall                                          1999
William T. Roos                                             1999
Judith Warrick Sack                                         1999
John B. Bernhardt                                           2000
Thos. E. Capps                                              2000
S. Dallas Simmons                                           2000
Robert H. Spilman                                           2000

DESIGNATION OF INDEPENDENT CERTIFIED PUBIC ACCOUNTANTS

The shareholders also voted in favor of the designation of Deloitte & Touche LLP as Dominion Resources' independent certified public accountants to audit the consolidated financial statements for the year 1998. The vote was as follows:

                                             Votes
                                             -----

                      For                    175,300,635
                      Against                    853,824
                      Abstain                  1,664,767

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)



ITEM 5.  OTHER INFORMATION

VIRGINIA POWER

Regulation

Virginia


On March 20, 1998, the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators (ISOs), regional power exchanges (RPXs) and retail access pilot programs. The order directed all investor-owned electric utilities doing business in Virginia, in conjunction with the Commission Staff and other interested stakeholders, to begin work immediately to develop one or more ISOs and RPXs to serve the public interest in Virginia. The order also required those utilities to file a report with the Virginia Commission on or before April 15, 1998, concerning their previous and present activities, and future plans, concerning ISOs and RPXs. Subsequent monthly reports are also required. Virginia Power filed its initial report on April 15, 1998. The Virginia Commission's order further directed Virginia Power and AEP-Virginia, which together serve 85% of retail electric customers in Virginia, to begin work immediately, in conjunction with the Staff, to implement at least one retail access pilot program and study. Proposed pilot programs must be filed with the Virginia Commission by August 1, 1998.

FERC

LG&E Westmoreland Southampton (Southampton) owns a cogeneration facility in Franklin, Virginia, and sells output to Virginia Power. Southampton sought a waiver of FERC operating requirements for Qualifying Facilities (QF's) under PURPA for its 1992 operating year only; however, FERC refused to grant such a waiver. In 1996 Southampton sought rehearing and clarification, as well as initiated a separate rate proceeding seeking approval of the contract rates paid to it by Virginia Power for 1992 only. On May 13, 1998, FERC denied the rehearing, granted the clarification and accepted Southampton's 1992 rates subject to a refund to Virginia Power due to Southampton's failure to meet the QF operating requirements in 1992.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)

Rates

Virginia

On May 12, 1998, the Staff of the Virginia Commission filed a Report and Motion with the Virginia Commission. In its filing, the Staff stated that the current status of discussions warrant continued efforts to attempt to reach agreement on significant issues in the proceeding and moved for an order extending the dates for filing of rebuttal testimony to May 26, 1998, for filing surrebuttal testimony to June 19, 1998, and for the scheduled public hearing to begin on July 10, 1998.

In the proceeding before the Virginia Commission involving a decrease in Virginia Power's recovery of fuel expenses, on April 24, 1998, the Virginia Commission approved a decrease in the fuel factor from 1.322 cents per kWh to
1.050 cents per kWh effective May 1, 1998. For additional information, see Note
(G) to the Consolidated Financial Statements.

FERC

In reference to the Standards of Conduct filed in compliance with FERC's Order No. 889-A, FERC issued an order directing Virginia Power to file certain revisions to its Standards of Conduct. On March 16, 1998, Virginia Power made the changes directed by the FERC order, and also sought rehearing on the order. On April 15, 1998, FERC granted rehearing for purposes of further consideration of the matters raised in rehearing. Virginia Power is waiting further FERC action on Virginia Power's rehearing request.

On March 27, 1998, Virginia Power requested that FERC suspend the procedural schedule in the proceeding on market-based rates due to a settlement in principle reached by the participants in the proceeding. The Presiding Administrative Law Judge suspended the procedural schedule and directed Virginia Power to file a formal Offer of Settlement by May 11, 1998.

A formal Offer of Settlement was filed as directed and Virginia Power is awaiting further FERC action on the Offer of Settlement.

Interconnections

In reference to Virginia Power's participation in the experimental test of principles developed by the General Agreement on Parallel Paths (GAPP), on March 3, 1998, Virginia Power notified FERC that it had withdrawn from the GAPP Agreement and on March 31, 1998, FERC accepted Virginia Power's notice.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

            4 -     Indenture, Junior Subordinated Debentures, dated December 1,
                        1997, between Dominion Resources, Inc. and The Chase Manhattan Bank as supplemented by a First Supplemental Indenture, dated December 1, 1997 (Exhibit 4.1 and
                        Exhibit 4.2 to Form S-4 Registration Statement, File No. 333-50653, as filed on April 21, 1998, incorporated by reference).

           10(i) -  Dominion Resources, Inc. Directors' Stock Compensation Plan,
                        effective April 9, 1998 (Exhibit 99, Form S-8 Registration Statement, File No. 333- 49725, incorporated by reference)

           10(ii) - Form of employment agreement between Dominion Resources and certain executive officers, including Thomas N. Chewning and David L. Heavenridge (Exhibit 10(xxx), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference). The only material respect in which the individual employment agreements differ is the base salery set forth therein.

           11 -     Statement re: computation of per share earnings (included
                        in this Form 10-Q on page 3)

           27 -     Financial Data Schedule (filed herewith)

(b)        Reports on Form 8-K.

           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DOMINION RESOURCES, INC.
                                            Registrant



                                   BY:  JAMES L. TRUEHEART
                                      -----------------------------
                                          James L. Trueheart
                                          Vice President and Controller
                                          (Principal Accounting Officer)

May 14, 1998