Form 10-K/A
period 1997-12-31
DOMINION RESOURCES INC /VA/
filed 1998-06-10
CIK 715957

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

              --------------------------------------------


                              FORM 10-K/A

                   AMENDMENT TO APPLICATION OR REPORT

            Filed pursuant to Section 12, 13, and 15 (d) of

                  THE SECURITIES EXCHANGE ACT OF 1934

              --------------------------------------------


                        Dominion Resources, Inc.
           (Exact name of registrant as specified in charter)

                      AMENDMENT NO. 1 TO FORM 10-K

The undersigned registrant hereby amends the exhibits to its 1997 Annual Report on Form 10-K to include the following 1997 Annual Reports for the Dominion Resources, Inc. Employee Savings Plan, Dominion Subsidiary Savings Plan, and the Virginia Power Hourly Employee Savings Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DOMINION RESOURCES, INC.
                                           Registrant

                                  BY   /s/EDGAR M. ROACH, JR.
                                      -------------------------
                                       Edgar M. Roach, Jr.
                                    Executive Vice President,
                                     Chief Financial Officer

Date: June 10, 1998

                                    FORM 11-K
                                DECEMBER 31, 1997

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