Form 10-Q
period 1998-06-30
DOMINION RESOURCES INC /VA/
filed 1998-08-07
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 (Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                          Commission file number 1-8489

                            DOMINION RESOURCES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



         Virginia                                                    54-1229715
         --------                                                    ----------
(State or other jurisdiction                                   (I.R.S. employer
incorporation or organization)                              identification no.)



901 East Byrd Street,
Suite 1700, Richmond, Virginia                                    23219-6111
------------------------------                                    ----------
(Address of principal executive offices)                          (Zip Code)


                                 (804) 775-5700
                                 --------------
                          Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


At June 30, 1998, the latest practicable date for determination, 196,508,138 shares of common stock, without par value, of the registrant were outstanding.

                                              DOMINION RESOURCES, INC.

                                                        INDEX


                                                                            Page
                                                                          Number
                                                                          ------

                          PART I. Financial Information

Item 1.      Consolidated Financial Statements

             Consolidated Statements of Income - Three                       3
               and Six Months Ended June 30, 1998 and 1997

             Consolidated Balance Sheets - June 30, 1998                   4-5
              and December 31, 1997

             Consolidated Statements of Cash Flows                         6-7
              Six Months Ended June 30, 1998 and 1997

             Consolidated Statements of Changes in
              Other Comprehensive Income                                     7

             Notes to Consolidated Financial Statements                   8-16

Item 2.      Management's Discussion and Analysis of Financial           17-32
               Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About              33-34
               Market Risk



                           PART II. Other Information

Item 1.      Legal Proceedings                                              35

Item 4.      Submission of Matters to a Vote of Security Holders            35

Item 5.      Other Information                                           35-42

Item 6.      Exhibits and Reports on Form 8-K                               43


                                             DOMINION RESOURCES, INC.
                                           PART I. FINANCIAL INFORMATION
                                     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)
                                                            Three Months Ended                   Six Months Ended
                                                                  June 30,                           June 30,
                                                           1998             1997              1998              1997
                                                        --------------------------          --------------------------

                                                                         (Millions, except per share amounts)
Operating revenues and income:
   Virginia Power                                        $1,387.4         $1,051.5          $2,822.8          $2,226.3
  East Midlands                                             458.7            407.3           1,009.5             962.7
   Nonutility                                               220.5            194.2             392.4             361.8
                                                         --------          -------           -------           -------
                                                          2,066.6          1,653.0           4,224.7           3,550.8
                                                         --------         --------         ---------         ---------
Operating expenses:
   Fuel, net                                                710.5            282.1           1,320.0             611.6
  Purchased power capacity, net                             203.5            159.6             384.3             344.0
   Impairment of regulatory assets                          158.6              2.8             158.6               2.8
  Supply and distribution-East Midlands                     293.5            337.3             654.9             784.0
   Other operation and maintenance                          368.3            324.2             698.0             606.1
   Depreciation, depletion
    and amortization                                        170.7            195.6             387.4             389.9
   Other taxes                                               77.4             65.0             151.5             140.0
                                                         --------         --------         ---------         ---------

                                                          1,982.5          1,366.6           3,754.7           2,878.4
                                                         --------         --------         ---------         ---------

Operating income                                             84.1            286.4             470.0             672.4
                                                         --------         --------         ---------         ---------

Other income                                                  1.3             10.2              11.0              24.3
                                                         --------         --------         ---------         ---------

Income (loss) before fixed charges,
 income taxes and minority interests                         85.4            296.6             481.0             696.7
                                                         --------         --------         ---------         ---------

Fixed charges:
   Interest charges, net                                    176.6            160.8             338.1             295.9
  Preferred dividends and distributions
   of subsidiary trusts                                      16.7             11.7              33.3              23.2
                                                         --------         --------         ---------         ---------

                                                            193.3            172.5             371.4             319.1
                                                         --------         --------         ---------         ---------
Income (loss) before provision for
 income taxes and minority interests                       (107.9)           124.1             109.6             377.6

Provision (benefit) for income taxes                        (32.2)            38.8              34.3             117.3

Minority interests                                            7.0              6.2              18.5              11.3
                                                         --------         --------         ---------         ---------

Net (loss) income                                        $  (82.7)        $   79.1         $    56.8         $   249.0
                                                         ========         ========         =========         =========

 Average common stock                                       195.8            184.7             194.4             183.8
 Earnings (loss) per common share                        $  (0.42)        $   0.43         $    0.29         $    1.35
 Dividends paid per common share                         $  0.645         $  0.645         $    1.29         $    1.29
------------------
The accompanying notes are an integral part of the Consolidated Financial
Statements.


                                             DOMINION RESOURCES, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                       ASSETS
                                                     (UNAUDITED)

                                                                 June 30,                       December 31,
                                                                   1998                              1997*
                                                                -------------------------------------------
                                                                                  (Millions)
Current assets:
Cash and cash equivalents                                       $   371.2                         $   321.6
Trading securities                                                  231.6                             240.7
Customer accounts receivable, net                                   732.1                             601.0
Other accounts receivable                                           328.1                             333.6
Accrued unbilled revenues                                           212.5                             245.2
Accrued taxes                                                        32.5                               5.6
Materials and supplies:
  Plant and general                                                 165.4                             163.3
  Fossil fuel                                                        68.7                              67.4
Mortgage loans in warehouse                                         220.7                              88.2
Commodity contract assets                                         1,540.3                              40.6
Other                                                               279.0                             203.5
                                                                ---------                         ---------
                                                                  4,182.1                           2,310.7
                                                                ---------                         ---------

Investments
Loans receivable, net                                             1,243.0                             932.2
Other                                                             1,517.3                           1,483.8
                                                                ---------                         ---------
                                                                  2,760.3                           2,416.0
                                                                ---------                         ---------

Property, plant and equipment:                                   20,214.9                          19,519.2
Less accumulated depreciation
   and amortization                                               7,445.0                           6,986.6
                                                                ---------                         ---------
                                                                 12,769.9                          12,532.6
                                                                ---------                         ---------
Deferred charges and other assets:
Regulatory assets                                                   617.7                             711.5
Goodwill                                                          1,954.1                           1,932.0
Other                                                               257.4                             261.7
                                                                ---------                         ---------
                                                                  2,829.2                           2,905.2
                                                                ---------                         ---------

Total assets                                                    $22,541.5                         $20,164.5
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



                                             DOMINION RESOURCES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    (UNAUDITED)

                                                              June 30,                     December 31,
                                                                1998                           1997*
                                                           --------------------------------------------
                                                                            (Millions)
Current liabilities:
      Securities due within one year                       $    1,410.6                    $    1,613.6
      Short-term debt                                             316.8                           375.1
      Accounts payable, trade                                     927.5                           679.3
      Provision for rate refund                                   186.3
      Accrued interest                                            162.1                           185.1
      Accrued payroll                                              82.1                            77.5
      Accrued taxes                                               141.9                           125.4
      Customer deposits                                            44.3                            44.6
      Commodity contract liabilities                            1,571.7                            52.9
      Other                                                       380.3                           460.0
                                                           ------------                    ------------
                                                                5,223.6                         3,613.5
                                                           ------------                    ------------
Long-term debt:
      Virginia Power                                            3,416.2                         3,514.6
      Nonrecourse - nonutility                                  1,384.5                           707.8
      Dominion UK                                               2,776.6                         2,673.6
      Other                                                       300.0                           300.0
                                                           ------------                    ------------
                                                                7,877.3                         7,196.0
                                                           ------------                    ------------
Deferred credits and other liabilities:
      Deferred income taxes                                     1,960.6                         2,018.4
      Investment tax credits                                      229.9                           238.4
      Other                                                       631.2                           580.8
                                                           ------------                    ------------
                                                                2,821.7                         2,837.6
                                                           ------------                    ------------
Total liabilities                                              15,922.6                        13,647.1
                                                           ------------                    ------------

Minority interest                                                 340.6                           402.9
                                                           ------------                    ------------

Obligated mandatory redeemable preferred
   securities **                                                  385.0                           385.0
                                                           ------------                    ------------
Virginia Power preferred stock:
      Subject to mandatory redemption                             180.0                           180.0
                                                           ------------                    ------------
      Not subject to mandatory redemption                         509.0                           509.0
                                                           ------------                    ------------
Common shareholders' equity:
      Common stock - no par                                     4,020.4                         3,673.6
      Retained earnings                                         1,162.2                         1,354.0
      Accumulated other comprehensive
         income                                                     5.5                            (3.3)
      Other                                                        16.2                            16.2
                                                           ------------                    ------------
                                                                5,204.3                         5,040.5
                                                           ------------                    ------------
Total liabilities & shareholders'
  equity                                                   $   22,541.5                    $   20,164.5
                                                           ============                    ============


The accompanying notes are an integral part of the Consolidated Financial
Statements.

*     The Balance Sheet at December 31, 1997 has been derived from the audited
      Consolidated Financial Statements at that date.

**    As described in Note(F)to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the
      7.83% and 8.05% Junior Subordinated Notes totaling $257.7 and $139.2 million principal amounts constitute 100% of the Trusts' assets.



                                             DOMINION RESOURCES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                         Six  Months Ended
                                                                                              June 30,
                                                                                      1998               1997
                                                                                    ---------------------------
                                                                                             (Millions)

Cash flows from (used in) operating activities:
   Net income                                                                       $   56.8           $  249.0
   Adjustments to reconcile net income to
       net cash from operating activities:
       Depreciation, depletion and amortization                                        438.0              430.2
       Purchase and originations of mortgage loans                                    (999.7)          (1,055.3)
       Proceeds from sales and principal collections
         of mortgage loans                                                             867.2              995.2
       Deferred income taxes                                                          (102.0)              44.7
       Impairment of regulatory assets                                                 158.6                2.8
       Provision for rate refund                                                       186.3
   Changes in assets and liabilities:
       Accounts receivable                                                            (124.2)              52.3
       Accounts payable, trade                                                         177.6              (86.8)
   Other changes                                                                       (28.2)            (146.7)
                                                                                    --------           --------

Net cash flows from operating activities                                               630.4              485.4
                                                                                    --------           --------

Cash flows from (used in) financing activities:
  Issuance of common stock                                                             348.5               90.4
  Issuance of long-term debt:
       Virginia Power                                                                  150.0              210.0
       Dominion UK                                                                                      1,904.2
       Nonrecourse-nonutility                                                        1,917.0            2,541.3
  Issuance of short-term debt                                                          252.5              154.6
  Repayment of long-term debt and preferred stock                                   (1,885.7)          (2,682.3)
    Common dividend payments                                                          (251.9)            (237.4)
  Other                                                                                (48.9)              43.9
                                                                                    --------           --------
Net cash flows from financing activities                                               481.5            2,024.7
                                                                                    --------           --------

Cash flows from (used in) investing activities:
   Utility capital expenditures-(excluding AFC)                                       (308.0)            (211.8)
   Nonutility capital expenditures                                                     (50.4)            (129.3)
   Purchase of East Midlands                                                                           (1,901.5)
   Loan originations                                                                (1,106.7)            (419.5)
   Repayment of loan originations                                                      784.8              378.0
   Acquisition of business, net of cash                                               (343.8)             (96.1)
   Other                                                                               (38.2)             (24.9)
                                                                                    --------           --------

Net cash flows used in investing activities                                         (1,062.3)          (2,405.1)
                                                                                    --------           --------

Increase in cash and  cash equivalents                                                  49.6              105.0
Cash and cash equivalents at beginning of period                                       321.6              110.8
                                                                                    --------           --------
Cash and cash equivalents at end of period                                          $  371.2           $  215.8
                                                                                    ========           ========







                                             DOMINION RESOURCES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                    (CONTINUED)


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                      1998               1997
                                                                                     --------------------------
                                                                                               (Millions)
Supplementary cash flows information:

     Cash paid during the period for:

     Interest (net of interest capitalized)                                          $ 245.8            $ 252.0
     Income taxes                                                                      120.5               76.3

     Non-cash transactions from investing and financing activities:

       Equity contribution for Wolverine acquisition                                                    $  22.2
       Issuance of loan notes-East Midlands acquisition                                                    19.4
       Exchange of securities                                                       $    9.9               21.8


The accompanying notes are an integral part of the Consolidated Financial
Statements.

                                             DOMINION RESOURCES, INC.
                          CONSOLIDATED STATEMENT OF CHANGES IN OTHER COMPREHENSIVE INCOME
                                                    (UNAUDITED)

                                                    Three Months Ended                        Six Months Ended
                                                          June 30,                                June 30,
                                                 1998               1997                    1998            1997
                                                 --------------------------                -----------------------
                                                                              (Millions)

Other Comprehensive Income:

Unrealized gains (losses) on
    investment securities:
    Pre-tax                                                        $  6.2                  $ 4.5           $  0.9
    Tax (expense) benefit                                            (2.2)                  (1.6)            (0.3)
                                                                    -----                   ----           ------
    Net of tax                                                        4.0                    2.9              0.6
Foreign currency translation
     adjustment                                  $ 1.2               (4.7)                   5.9           ( 15.1)
                                                  ----              -----                   ----           ------
Increase (decrease) in other
     comprehensive income                          1.2               (0.7)                   8.8            (14.5)
Other comprehensive income at
     beginning of period                           4.3              (14.9)                  (3.3)            (1.1)
                                                  ----              -----                   ----           ------
Other comprehensive income at
     end of period                               $ 5.5             $(15.6)                 $ 5.5           $(15.6)
                                                 =====             ======                  =====           ======

----------------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

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

East Midlands Electricity plc (East Midlands), is the principal operating subsidiary of our United Kingdom holding company, Dominion U.K. Holding, Inc. (Dominion UK). On July 27, 1998, Dominion Resources sold East Midlands. For additional information on the sale, see Note B, to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Dominion Resources translates foreign currency financial statements by adjusting balance sheet accounts using the exchange rate at the balance sheet date and income statement accounts using the average exchange rate for the reporting period.

Dominion Resources also owns and operates subsidiaries active in independent power production, the acquisition and sale of natural gas and oil reserves, financial services, and real estate. Some of the independent power and natural gas and oil businesses are located in foreign countries. Dominion Resources' net investment through its subsidiaries in independent power production in Central and South America is approximately $327 million.

In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997.

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Dominion Resources Annual Report on Form 10-K for the year ended December 31, 1997.

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

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


(B) SALE OF DR INVESTMENTS

On July 27, 1998, Dominion Resources sold East Midlands to PowerGen plc, an electricity generator and supplier in the United Kingdom. East Midlands is principally an electricity supply and distribution company serving 2.3 million homes and businesses in the East Midlands region of the United Kingdom.

PowerGen acquired 100 percent of DR Investments in a transaction valued at $3.2 billion. DR Investments is the holding company for DR Investments (UK) PLC and East Midlands. Dominion Resources expects to record an after-tax gain of approximately $205 million in the third quarter of 1998.

The unaudited pro forma condensed consolidated statements of income and balance sheet and related notes reflecting the sale are filed as part of this Form 10-Q in Part II, Item 5. Other Information, found on pages 35-40.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




(C) COMMON STOCK

At June 30, 1998 there were 300,000,000 shares of common stock authorized of which 196,508,138 were issued and outstanding. Common shares issued during the referenced periods were as follows:
                                                       Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                      1998               1997             1998               1997
                                                   -----------------------------        ---------------------------

   Employee Savings Plans                            198,168            245,598           399,356           469,295
   Dominion Direct Investment                        816,411          1,063,129         1,587,354         1,974,548
   Acquisition of Wolverine                                                                               1,879,974
   Public Offering                                                                      6,775,000
   Other                                               8,414             49,885           (53,015)           59,710
                                                   ---------           ---------        ----------        ---------
   Total Shares                                    1,022,993          1,358,612         8,708,695         4,383,527
                                                   =========          =========         =========         =========

   For additional information, see Future Issues-Stock Repurchase under MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


(D) LONG-TERM INCENTIVE PLAN

On January 23, 1998, the Board of Directors of Dominion Resources awarded participants in the Dominion Resources Incentive Compensation Plan 8,366 shares of restricted common stock at the award price of $39.5625 per share.

For the six-month period ended June 30, 1998, 750 common shares were issued associated with exercised stock options from previous awards. As of June 30, 1998, options on 4,076 shares were exercisable from previous awards under Dominion Resources Long-Term Incentive Plan.

(E) PREFERRED STOCK - VIRGINIA POWER

As of June 30, 1998, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There is a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

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


(G) CONTINGENCIES

VIRGINIA POWER

Nuclear Insurance

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. Effective August 20, 1998, that limit will increase to $9.9 billion due to an adjustment for inflation. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power). For additional information, see Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Virginia Jurisdictional Rates

In March 1997, the Virginia State Corporation Commission (Virginia Commission) issued an order that Virginia Power's base rates be made interim and subject to refund as of March 1, 1997. This order was the result of the Commission Staff's report on its review of Virginia Power's 1995 Annual Informational Filing (AIF), which concluded that Virginia Power's present rates would cause Virginia Power to earn in excess of its authorized return on equity. The Staff found that, for purposes of establishing rates prospectively, a rate reduction of $95.6 million (including a one-time adjustment of $29.7 million to Virginia Power's deferred capacity balance at December 31, 1996) may be necessary in order to realign rates to the authorized level. Virginia Power filed its alternative regulatory plan (ARP) in March 1997, based on 1996 financial information. The Commission consolidated the AIF and ARP proceedings and encouraged parties to negotiate and present settlement proposals. Virginia Power subsequently withdrew its ARP, but the Commission reserved the right to continue consideration of the ARP as well as other regulatory alternatives in the consolidated proceeding.

On June 8, 1998 Virginia Power, the Staff of the Virginia Commission, the office of the Virginia Attorney General, the Virginia Committee for Fair Utility Rates and the Apartment and Office Building Association of Metropolitan Washington joined in an agreement which, if approved by the Virginia Commission, would settle Virginia Power's current rate proceedings. These parties, representing various interests, participated in the negotiations and ultimately joined in the filing of the proposed plan which would reduce rates while addressing the concerns of ratepayers, those charged with protecting ratepayers' interests and Virginia Power.

The settlement defines a new regulatory framework for Virginia Power's transition to electric competition. The major provisions of the settlement are as follows:

o    A two-phased base rate reduction: $100 million per annum beginning March
     1, 1998 with one additional $50 million per annum reduction beginning March 1, 1999;

o A base rate freeze through February 28, 2002 unless a change is necessary to protect the legitimate interests of Virginia Power, its shareholders or ratepayers;

o An immediate, one-time refund of $150 million for the period March 1, 1997 through February 28, 1998;

o A discontinuation of deferral accounting for purchased power capacity expenses effective February 28, 1998;

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



o A write-off of a minimum of $220 million of regulatory assets in addition to normal amortization during the base rate freeze period;

o An incentive mechanism until March 1, 2002 for earnings above the following return on equity (ROE) benchmarks: 1998 -10.5%; after 1998 - 30-year Treasury bond rates plus 450 basis points. For rate incentive mechanism purposes, all earnings up to the ROE benchmark would benefit Virginia Power's shareholder. Any earnings above the benchmark would be allocated one-third to Virginia Power's shareholder and two-thirds to the $220 million write-off of regulatory assets; except that all earnings above the ROE benchmark plus 270 basis points (initially 13.2%), would be allocated to the write-off of regulatory assets.

Although the Virginia Commission could possibly reject or cause the parties to modify the proposed settlement, Virginia Power believes that it is probable that the Virginia Commission will adopt the settlement as proposed although some modification may be possible. Virginia Power has recorded the financial implications of the proposed settlement on its books of accounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. Consistent with Virginia Power's prior practice for pending rate cases, Virginia Power recorded a reserve for refunds in the second quarter of 1998 sufficient to cover the amounts contemplated by the settlement for the period March 1, 1997 through June 30, 1998.

In addition, the proposed settlement would require that Virginia Power write-off a minimum of $220 million of regulatory assets in addition to normal amortization thereof during the rate freeze period. Under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, Virginia Power has evaluated its regulatory assets for potential impairment. Based on the uncertainty of Virginia Power's earnings potential during the rate freeze period, management can no longer conclude that recovery of the $220 million is probable, i.e., that earnings above its authorized rate of return would be available to offset the $220 million write-off of regulatory assets. Accordingly, Virginia Power charged $158.6 million to second quarter 1998 earnings, which when combined with the reserve for accelerated cost recovery accrued in 1996 and 1997, provides for the impairment of regulatory assets resulting from the proposed settlement. See Note O to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

On July 21, 1998, a hearing convened before the Virginia Commission for presentation of the proposed settlement and to allow parties an opportunity to comment on the proposal as well as an alternative method of allocating proposed refunds and rate reductions among customer classes. A ruling by the Commission is currently pending. If the Commission should reject or cause the parties to modify the proposed settlement, Virginia Power would adjust its books of accounts to reflect the financial implications in the period in which the Commission renders its decision.

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

Virginia Power and Dominion Resources have remedial action responsibilities remaining at two coal tar sites. Virginia Power accrued a $2 million reserve to meet its estimated liability based on site studies and investigations performed at these sites. In addition, two civil actions have been instituted against the City of Norfolk and Virginia Power by property owners who allege that their property has been contaminated by toxic pollutants originating from one of the coal tar sites now owned by the City of Norfolk and formerly owned by Virginia Power. The first civil action reached settlement without trial in September 1997. The remaining plaintiff is seeking compensatory damages of $2 million and punitive damages of $1 million. It is too early in this case for Virginia Power to predict the outcome. Virginia Power has filed answers denying liability. No trial date has been set.

Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At June 30, 1998, no pending or possible claims have been recognized as an asset or offset against recorded obligations of Virginia Power.

For additional information regarding Contingencies, see Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


DOMINION RESOURCES AND ITS NONUTILITY SUBSIDIARIES

Dominion Resources

As of June 30, 1998, Dominion Resources is guarantor to DR Nottingham Investments revolving credit agreement. The revolving credit agreement is with Union Bank of Switzerland and various lending institutions. As of June 30, 1998, the total commitment of the agreement is 430 million pounds sterling ($717.2 million). Under the agreement, Dominion Resources has guaranteed the prompt payment in full of amounts outstanding. At June 30, 1998, 381 million pounds sterling ($635.5 million) was outstanding under this agreement. On July 27, 1998, the outstanding balance was paid and the revolving credit agreement was cancelled.

Effective July 27, 1998, Dominion Resources is guarantor for 90 days to DR Group Holdings' revolving credit agreement. DR Group Holdings is the indirect holder of Dominion Resources' 80% ownership interest in the Corby Power Station. The revolving credit agreement is with Bayerische Landesbank Girozentrale and National Westminister Bank Plc. As of July 27, 1998, the total commitment and outstanding balance of the agreement was 33.5 million pounds sterling ($55.5 million).

Dominion Energy

Certain subsidiaries of Dominion Energy have general partnership interests in certain of its energy ventures. Accordingly, such subsidiaries may be called upon to fund future operations of these investments to the extent operating cash flow is insufficient.

In connection with the acquisition of Kincaid Power Station in February 1998, Dominion Energy's wholly-owned subsidiary, Dominion Energy Construction Company (DECCO), is obligated to perform certain improvements to the facility pursuant to an engineering, procurement and construction agreement (EPC Agreement). Dominion Energy has provided a guaranty of DECCO's financial obligations under the EPC Agreement. Until completion of improvements under the EPC Agreement, Dominion Energy is also obligated to fund additional equity as required by Kincaid Generation LLC (KGL), the owner of the Kincaid Power Station, up to approximately $100 million less cash flows generated by KGL. Dominion Resources has guaranteed Dominion Energy's obligation to make such equity infusions into KGL.

Dominion Capital

As of June 30, 1998, Dominion Capital had commitments to fund loans of approximately $878 million.

(H) LINES OF CREDIT

Dominion Resources and its subsidiaries had lines of credit, revolving credit agreements and bank commitments that provide for maximum borrowings of $4,982.3 million. At June 30, 1998, $2,242.4 million had been borrowed under such agreements. In addition, these credit agreements supported $338.1

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



million of Dominion Resources' commercial paper and $1,140.4 million of non-recourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at June 30, 1998. At June 30, 1998, $300 million of Dominion Resources commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.


(I)      ACQUISITIONS

Archer Resources Ltd.

On April 22, 1998, Dominion Energy completed its purchase of all of the outstanding shares of Archer Resources Ltd., a publicly traded natural gas and oil exploration and production company headquartered in Calgary, Alberta, Canada for approximately $119 million. The company's name was subsequently changed to Dominion Energy Canada, Ltd.

Hidroelectrica Cerros Colorados

On May 22, 1998, Dominion Energy acquired, through wholly-owned subsidiaries, an additional 39% interest in Hidroelectric Cerros Colorados S.A. (HCC) from the Province of Neuquen, Argentina, for approximately $40 million. Subsequent to this transaction, Dominion Energy owns an effective interest of 98% in HCC, a hydroelectric power generation company located in Argentina.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions, including certain contingency matters (and their respective cautionary statements) discussed elsewhere in this report, that are not historical facts, are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following important factors should be considered with respect to any forward-looking statements made herein:

Current governmental policies and regulatory actions both domestic and international (including those of FERC, the EPA, the NRC, and the Virginia Commission), industry and rate structure, general industry trends, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and storage facilities, recovery of the cost of purchased power, nuclear decommissioning costs, the ability of Dominion Resources and its suppliers to successfully address Year 2000 compliance issues, economic and geographic factors including political and economic risks (particularly those associated with international development and operations, including currency fluctuation), changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather related damage, competition, including competition for retail and wholesale customers, pricing and transportation of commodities, exposure to changes in the fair value of commodity contracts, market demand for energy, inflation, capital market conditions, unanticipated development project delays or changes in project cost, unanticipated changes in operating expenses and capital expenditures, competition for new energy development opportunities, counterparty credit risk and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Dominion Resources. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the businesses of Dominion Resources.

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

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


DOMINION RESOURCES - CONSOLIDATED

RESULTS OF OPERATIONS
  Earnings Per Share                             Three Months Ended                 Six Months Ended
                                                      June 30,                           June 30,
                                               1998               1997             1998              1997
                                             -------------------------            ------------------------
   Virginia Power                            $ (0.66)           $ 0.34            $(0.20)           $ 0.90
   Dominion UK                                  0.04             (0.05)             0.14              0.22
   Nonutility                                   0.20              0.14              0.35              0.23
                                              ------            ------             -----              ----
   Consolidated                              $ (0.42)           $ 0.43            $ 0.29            $ 1.35
                                              ======             =====             =====             =====

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

Consolidated earnings decreased 85 cents per share for the second quarter of 1998 when compared to the second quarter of 1997. The decline was primarily due to the impact of Virginia Power's proposed rate case settlement. The settlement reduced earnings by $1.03 per share. The decline was offset by:

o an increase in Virginia Power's retail and wholesale power marketing sales and strong operating performance,

o increased contributions from diversified financial services businesses at Dominion Capital, Dominion Resources' financial services subsidiary, and

o increased earnings at East Midlands as a result of reduced operating costs and improved sales volumes at its distribution and supply businesses.

Consolidated earnings decreased by $1.06 per share during the six-month period ended June 30, 1998 when compared to the same period in 1997. As in the second quarter comparison, the primary reason for the decline was the recording of the proposed rate case settlement at Virginia Power.

Operating Revenues and Expenses

Operating revenues increased by $ 413.6 million during the second quarter of 1998 as compared to the same period in 1997 and $673.9 million during the first six months of 1998 as compared to the same period in 1997 primarily due to the increased retail and wholesale power marketing sales at Virginia Power which was offset by the provision for the rate refund.

Operating expenses increased by $615.9 million in the second quarter 1998 as compared to the same period in 1997. In addition, operating expenses increased by $876.3 million during the first six months of 1998 as compared to the same period in 1997. The increases were primarily due to the proposed rate case settlement and the increase in fuel and purchased power capacity costs at Virginia Power.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Provision for Income Taxes

The provision for income taxes decreased when comparing the second quarter and six month period ending June 30, 1998 to the same periods in 1997 primarily due to the write-off of costs associated with the proposed rate case settlement at Virginia Power which reduced taxable income.

Contingencies

For information on contingencies, see Note (G) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

Cash flows from operating activities for the six months ended June 30, 1998 increased by $145 million as compared to the same period in 1997. The increase was primarily due to trading activities of the Virginia Power's wholesale power group.

Cash Flows From Financing Activities

Cash flows from financing activities during the first six months of 1998 were $481.5 million. The increase was primarily due to the issuance of common stock at Dominion Resources and the issuance of long-term debt to fund the needs for loan originations at Dominion Capital.

On July 20, 1998, the Board of Directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable September 20, 1998 to holders of record at the close of business August 28, 1998.

Dominion Resources issued 1,014,579 shares of common stock through its Dominion Direct Investment and Employee Savings Plans (see Note (C) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) during the three-month period ended June 30, 1998. The proceeds from the issuance of common stock under these plans are used to provide equity capital to Dominion Resources' subsidiaries.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Cash Flows Used In Investing Activities

Net cash flows used in investing activities for the six-month period ending June 30, 1998 were $1,062.3 million. The primary reasons for the cash outflows were:

o the increase in loan originations at Dominion Capital's financial services subsidiaries,

o    utility plant expenditures at East Midlands and Virginia Power, and

o    Dominion Energy investments in natural gas and independent power plants.


FUTURE ISSUES

Year 2000 Compliance

In reference to the Year 2000 Compliance, Dominion Resources project teams have completed their preliminary assessment of compliance. Based on current evaluation, the costs for remediation and testing of systems are now projected to be within the range of $45 million to $55 million. These estimates reflect the refinement of cost estimates and the recent sale of East Midlands.

On August 4, 1998, the Securities and Exchange Commission issued new disclosure requirements with regards to Year 2000 Compliance. Dominion Resources is evaluating these requirements and will include any required information not previously disclosed in its Form 10-Q for the period ended September 30, 1998.

Stock Repurchase

On July 20, 1998, the Dominion Resources Board of Directors authorized the repurchase of up to $650 million (approximately 8 percent) of Dominion Resources common stock outstanding. Dominion Resources currently plans to buy back between $100 and $200 million of common stock over the next six to twelve months.

Also, effective August 1, 1998, purchases of shares required by Dominion Direct Investment and the Employee Savings Plans will be acquired on the open market instead of issuing new shares.

See Note (C) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for shares issued for the second quarter and first six-months of 1998 and 1997, respectively.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Recently Issued Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative
Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods.

We have not yet quantified the impacts of adopting SFAS No. 133 on our financial statements and have not determined the timing of or method of adoption. However, adoption of the statement could increase volatility in earnings and other comprehensive income.

VIRGINIA POWER

RESULTS OF OPERATIONS

Revenue

Revenue changed from the same period in the prior year primarily due to the following:
                                                  Three Months Ended                    Six Months Ended
Revenue - Electric Service                      June 30, 1998 vs. 1997               June 30, 1998 vs. 1997
                                                ----------------------               ----------------------
  Weather                                             $  18.2                               $(6.2)
  Customer growth                                         9.2                                20.1
  Provision for rate refund                            (186.3)                             (186.3)
  Fuel rate variance                                    (36.3)                              (50.5)
  Other retail                                           50.5                                69.0
                                                       -------                             ------
  Total retail                                         (144.7)                             (153.9)
  Other electric service                                 14.2                                (1.5)
                                                       -------                             -------
  Total electric service                               (130.5)                             (155.4)
                                                       --------                            -------
Revenue - Other
 Wholesale-power marketing                              373.1                               507.6
  Natural gas                                            87.9                               238.8
  Other, net                                              5.4                                 5.5
                                                       ------                              ------
  Total revenue - other                                 466.4                               751.9
                                                       -------                             ------
   Total revenue                                       $335.9                              $596.5
                                                       -------                             ------

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Electric service revenue consists of sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina Commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The primary factor affecting this revenue in the first six months of 1998 was an accrual of a provision for rate refund to reflect the proposed settlement of Virginia Power's rate proceedings currently pending before the Virginia Commission (see Note (G) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). In addition, revenue was also affected by customer growth, weather and fuel rates.

Customer growth - Sales resulting from new customer connections increased revenue by $9.2 million and $20.1 million for the three-month and six-month periods, respectively, ending June 30, 1998 as compared to the same period in 1997.

Weather - Mild weather in the first quarter of 1998 caused customers to use less electricity for heating. The return to more normal weather during the second quarter of 1998 as compared to the milder weather of the second quarter of 1997 substantially offset the first quarter decrease in weather-related sales.

Heating and cooling degree-days for the second quarter were as follows:

                                              1998          1997        Normal
                                              ----          ----        ------
         Heating degree days                   290           468           308
         Percentage change compared
           to prior year                     (38.0)%        25.1%

         Cooling degree days                   433           303           444
         Percentage change compared
           to prior year                      42.9%        (35.3)%

Heating and cooling degree-days for the first six months were as follows:

                                              1998          1997        Normal
                                              ----          ----        ------
         Heating degree days                 2,030         2,324         2,413
         Percentage change compared
           to prior year                     (12.7)%       (14.2)%

         Cooling degree days                   463           309           450
         Percentage change compared
           to prior year                      49.8%        (34.0)%

Fuel rates - The decrease in fuel rate revenue is attributable to lower fuel rates which went into effect December 1, 1997 and an additional reduction effective March 1, 1998. These reductions decreased fuel revenues by approximately $36.3 million and $50.5 million for the three-month and six-month periods, respectively, ending June 30, 1998.


                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Customer kilowatt-hour sales changed as follows:
                                          Three Months Ended         Six Months Ended
                                         June 30,1998 vs.1997      June 30,1998 vs. 1997
                                       -----------------------     ---------------------

Residential                                         8.5%                   2.0%
Commercial                                         11.7%                   8.0%
Industrial                                         (2.3%)                  1.0%
Public street & highway
  lighting                                          1.7%                   2.5%
Public authorities                                 12.9%                   7.8%
Total retail sales                                  7.9%                   4.4%
Wholesale - system                                 37.8%                  (0.2)%
Wholesale - power marketing                       328.4%                 251.0%
Total electric sales                               66.5%                  45.8%

The overall increase in kilowatt-hour sales reflects the success of Virginia Power's wholesale power marketing efforts and increased sales resulting from customer growth.

Other Revenues

Other revenue includes sales of electricity beyond Virginia Power's service territory, natural gas sales, nuclear consulting services, energy management services and other revenue. The growth in power marketing and natural gas sales revenue for the six-month period ended June 30, 1998, as compared to the same period in 1997, is primarily due to Virginia Power's success at marketing electricity and natural gas beyond our service territory.

Fuel, net

Fuel, net increased as compared to the second quarter of 1997, primarily due to the cost of the power marketing and natural gas sales which reflects increased purchases of energy from other wholesale power suppliers and purchases of natural gas.

Purchased Power Capacity, net

Purchased power capacity, net increased for the three-month and six-month periods ended June 30, 1998, as compared to the same periods in 1997, due to 1) the discontinuance of deferral accounting for such expenses and the write-off of the deferred capacity expense balance based on the proposed settlement of Virginia Power's rate proceedings currently pending before the Virginia Commission and 2) increased expenses associated with the restructuring of certain contracts. See Future Issues - Utility Rate Regulation under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Other Operation and Maintenance

Operations and maintenance decreased for the six-month period ended June 30, 1998, as compared to the same period in 1997, as a result of scheduled maintenance in 1997 at Virginia Power's Surry Unit 1 nuclear power station and also due to reductions in expenses attributable to Virginia Power's strategic initiatives.

Impairment of Regulatory Assets

Impairment of regulatory assets represents the recognition of the proposed settlement of Virginia Power's rate proceedings currently pending before the Virginia Commission (see Note (G) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The amount reported for 1997 represents accelerated cost recovery reserve accruals for expected adjustments to regulatory assets. See Note O to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased primarily due to adjustments to the provision for depreciation and decommissioning expenses for the period March 1, 1997 through June 30, 1998, to reflect terms of the proposed settlement of Virginia Power's rate proceedings currently pending before the Virginia Commission. See Note (G)to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Other Income

Other income decreased for the three-month and six-month periods ended June 30, 1998, as compared to the same periods in 1997, primarily due to unrealized net losses associated with changes in the estimated fair value of natural gas and electricity commodity contracts held for trading purposes.

Interest Expense, net

Interest expense, net increased primarily due to the accrual of interest on the anticipated rate refund as a result of the proposed settlement of Virginia Power's rate proceedings currently pending before the Virginia Commission. See Note (G) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Income Taxes

Income taxes decreased for the three-month and six-month periods ended June 30, 1998, as compared to the same period in 1997, primarily as a result of the income tax provisions associated with Virginia Power's recognition of a provision for rate refund and impairment of regulatory assets to reflect the proposed settlement of Virginia Power's rate proceedings currently pending before the Virginia Commission. See Note (G) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

Operating activities resulted in $143.6 million increased cash flow for the six-month period ended June 30, 1998 as compared to the same period in 1997. This increase was primarily attributable to trading activities of Virginia Power's wholesale power group. Internal generation of cash exceeded Virginia Power's capital requirements during the first six months of 1998 and 1997.

Cash Flows Used in Financing Activities

                                                    Six Months ending June 30,
                                                    1998                 1997
                                                    ----                 ----
Issuance of long-term debt                         $ 150.0             $ 210.0
(Repayment) issuance of short-term debt              (25.0)              127.9
(Repayment) issuance of long-term debt              (217.5)             (299.3)
Common stock dividend payments                      (191.1)             (189.2)
Preferred stock dividend payments                    (17.8)              (17.5)
Distribution-preferred securities of
 subsidiary trust                                     (5.4)               (5.4)
Other                                                 (2.0)               (1.1)
                                                   -------             -------
Total                                              $(308.8)            $(174.6)
                                                   =======             =======

Virginia Power currently has three shelf registration statements effective with the Securities and Exchange Commission from which they can obtain additional debt capital. The remaining principal amount of debt that can be issued under these registrations totals $765 million. An additional capital resource of $100 million in preferred stock also is registered with the Securities and Exchange Commission.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


On June 17, 1998, Virginia Power issued $150 million of its 1998 Series A 7.15%
Senior Notes, due June 30, 2038. The proceeds from the sale of these notes and cash provided by operating activities were used to fund second quarter 1998 mandatory maturities totaling $217.5 million.

Virginia Power has a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $201.3 million at June 30, 1998.

Cash Flows Used in Investing Activities
Cash used in investing activities was as follows:             Six Months ending June 30,
                                                              1998                1997
                                                              ----                ----
Utility plant expenditures (excluding AFC-other funds)       $(190.4)           $(164.8)
Nuclear fuel (excluding AFC-other funds)                       (25.7)             (47.0)
Nuclear decommissioning contributions                          (33.5)             (18.1)
Purchase of assets                                                                (20.0)
Other                                                           (6.9)              (1.1)
                                                             -------            -------
Total                                                        $(256.5)           $(251.0)
                                                             =======            =======

Investing activities for the first six months of 1998 resulted in a net cash outflow of $256.5 million primarily due to $190.4 million of construction expenditures, $25.7 million of nuclear fuel expenditures and approximately $33.5 million of contributions to nuclear decommissioning trusts. Of the construction expenditures, Virginia Power spent approximately $137.7 million on transmission and distribution projects, $20.6 million on production projects and $32.1 million on support facilities.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



FUTURE ISSUES

Competition

In the 1998 Session, the Virginia General Assembly passed House Bill No. 1172 (HB1172) to establish a schedule for Virginia's transition to retail competition in the electric utility industry. Virginia Power actively supported HB1172, which passed both houses of the General Assembly in amended form and was signed into law by Virginia's Governor in April 1998. The law, which became effective July 1, 1998, requires the following:

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

For additional information, see Future Issues-Virginia Power under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

Utility Rate Regulation

For information on Utility Rate Regulation, see Note (G) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DOMINION UK

RESULTS OF OPERATIONS

Net income increased by $20 million during the second quarter of 1998 as compared to the same period in 1997 primarily due to reduced operating costs and improved sales volumes which more than offset higher interest expenses during the period. Net income decreased during the six-month period June 30, 1998 as compared to the same period in 1997 primarily due to interest charges which were offset by reduced operating costs.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Cash flows used in operations for the six months ended June 30, 1998 decreased by $16.3 million as compared to the same period in 1997 primarily due to normal operations.

Cash Flows From Financing Activities

Cash from (used in) financing activities was as follows:

Six Months Ended June 30,
                                                       1998               1997

Issuance (repayment) of long-term debt               $(240.9)           $1,904.2
Investment from parent                                 267.4                51.5
Other                                                   28.4                49.5
                                                     -------            --------
Net cash flows from financing activities             $  54.9            $2,005.2
                                                     =======            ========

During the first six months of 1998, cash flows from financing activities were $54.9 million primarily due to the investment from parent offset by the repayment of long-term debt.

Cash Flows From Investing Activities

Cash from (used in) investing activities was as follows:

                                                      Six Months Ended June 30,
                                                       1998              1997

Purchase of East Midlands                                             $(1,901.5)
Purchase of fixed assets                              $(92.0)             (99.6)
Other                                                  (21.3)              36.3
                                                      ------          ---------
Net cash flows from (used in)
   financing activities                              $(113.3)         $(1,964.8)
                                                     =======          =========


During the first six months of 1998, cash flows used in investing activities was $113.3 million primarily due to the purchase of fixed assets.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



DOMINION ENERGY


RESULTS OF OPERATIONS

Net income decreased during the second quarter of 1998 as compared to the same period in 1997 primarily due to: lower gas prices offset in part by increased production in its oil and gas businesses due to the acquisition of Archer Resources, Ltd.,
      lower earnings in its foreign power businesses due to weaker hydrology, offset in part by increased earnings in its domestic power business primarily due to the impact of the addition of the Kincaid Power Station.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Cash flows from operations for the six months ended June 30, 1998 decreased by $8.9 million as compared to the same period in 1997 primarily due to ordinary business operations.

Cash Flows Used In Financing Activities

Cash from (used in) financing activities was as follows:

                                                      Six Months Ended
                                                           June 30,
                                                     1998              1997
                                                     ----              ----
                                                           (Millions)

   Issuance (repayment) of long-term debt           $ 334.0          $ (19.9)
   Dividend payment                                   (23.7)           (24.6)
   Other                                               17.9              7.8
                                                    -------          -------
   Net cash flows from financing activities         $ 328.2          $ (36.7)
                                                    =======           ======


During the first six months of 1998, cash flows from financing activities were $328.2 million primarily due to the issuance of long-term debt to fund the acquisition of the Kincaid Power Station and Archer Resources, Ltd.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Cash Flows Used In Investing Activities

Cash used in investing activities was as follows:

                                                      Six Months Ended
                                                           June 30,
                                                     1998              1997
                                                     ----              ----
                                                           (Millions)

   Investment in natural gas assets                 $(125.6)          $(20.9)
   Investment in power generation assets             (198.0)            (7.8)
   Other                                              (65.4)            (3.4)
                                                    -------           ------
   Net cash flows from financing activities         $(389.0)          $(32.1)
                                                    =======           ======


During the first six months of 1998, cash flows used in investing activities were $389 million primarily due to the acquisition of the Kincaid Power Station, an additional interest in Hidroelectric Cerros Colorados, and Archer Resources, Ltd.

DOMINION CAPITAL

RESULTS OF OPERATIONS

Net income increased during the second quarter and the first six months of 1998 as compared to the same periods in 1997 primarily due to the strong performance from its financial services businesses.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)




LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Cash flows used in operations for the six months ended June 30, 1998 increased by $39.8 million as compared to the six months ended June 30, 1997 primarily due to an increase in cash flows from net mortgage originations and sales.

Cash Flows Used In Financing Activities

Cash from (used in) financing activities was as follows:

                                                         Six Months Ended
                                                              June 30,
                                                     1998               1997
                                                     ----               ----
                                                             (Millions)

   Issuance of long-term debt                      $1,577.4            $2,462.5
   Repayment of long-term debt                     (1,361.5)           (2,357.0)
   Issuance of short-term debt                        192.1
   Investment from parent                              49.1                99.0
   Dividend payment                                   (24.7)              (21.4)
   Issuance (repayment) of intercompany debt          (62.4)              (17.5)
   Other                                                0.1                21.7
                                                   --------            --------
   Net cash flows from financing activities        $  370.1            $  187.3
                                                   ========            ========

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



During the first six months of 1998, cash flows from financing activities were $370.1 million to provide funding needs for loan origination during the period.

Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

                                                          Six Months Ended
                                                               June 30,
                                                       1998               1997
                                                       ----               ----
                                                              (Millions)

   Investment in affiliates                         $    24.8           $(102.7)
   Loan originations                                 (1,106.7)            419.4)
   Repayments of loan originations                      784.8             378.0
   Other                                                (17.3)            (36.3)
                                                    ---------           -------
   Net cash flows used in investing activities      $  (314.4)          $(180.4)
                                                    =========           =======


During the first six months of 1998, cash flows used in investing activities increased primarily due to an increase in loan originations.

                            DOMINION RESOURCES, INC.
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK



MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Dominion Resources is subject to market risk as a result of its use of various financial instruments, derivative financial instruments and derivative commodity instruments. Interest rate risk generally is associated with Dominion Resources' and its subsidiaries' outstanding debt as well as its commercial, consumer, and mortgage lending activities. Currency risk exists principally through Dominion Resources' investments in the United Kingdom, Canada and some debt denominated in European currencies associated with Dominion Resources' investment in South and Central America. Dominion Resources is exposed to equity price risk through various portfolios of equity securities.

Dominion Resources uses derivative commodity instruments to hedge exposures of underlying electric, gas production, and gas procurement operations and is also involved in trading activities, which use these instruments.

Dominion Resources is also exposed to price risk associated with the nonfinancial assets and liabilities of power production operations, including underlying fuel requirements and natural gas operations.

Dominion Resources currency risk in the United Kingdom has been substantially reduced due to the sale of East Midlands on July 27, 1998. For more information on the sale of East Midlands, see Note B to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Interest Rate Risk Non-Trading Activities

In managing interest-rate risk, Dominion Resources enters into interest rate sensitive derivatives. Examples of these derivatives are swaps, forwards and futures contracts.

Dominion Resources, as part of its routine risk management policy reviews the level of market risk it faces.

Electric and Gas Commodity Price Risk Trading Activities

The use of electric and gas futures and derivative commodity contracts through Virginia Power's wholesale power trading operation has significantly increased during the first six months of 1998.

                            DOMINION RESOURCES, INC.
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK



These contracts are sensitive to changes in the prices of natural gas and electricity. Virginia Power employs established policies and procedures to manage its risks associated with these price fluctuations and uses various commodity instruments, such as futures, swaps and options, to reduce risk by creating offsetting market positions.

One of the techniques commonly used to measure risk in a commodity trading portfolio is sensitivity analysis, which determines a hypothetical change in the fair value of the portfolio which would result from an assumed change in the market prices of the related commodities. The fair value of the portfolio is a function of the underlying commodity, contract prices and market prices represented by each derivative commodity contract. For exchange-for-physical contracts, basis swaps, fixed price forward contracts and options which require physical delivery of the underlying commodity, market value reflects management's best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Futures contracts and options on futures contracts are marked to market based on closing exchange prices.

Virginia Power has determined a hypothetical loss by calculating a hypothetical fair value for each of Virginia Power's contracts assuming a 10% unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at June 30, 1998. This hypothetical 10% change in commodity prices would have resulted in a hypothetical loss of approximately $18 million in the fair value of Virginia Power's natural gas and electricity contracts as of June 30, 1998.

The sensitivity analysis does not include the price risks associated with utility operations, including those underlying utility fuel requirements. In the normal course of business, Virginia Power also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk, which is not reflected in the sensitivity analysis above.

Other than the above change, the risk associated with Dominion Resources' other uses of these instruments has not materially changed from that discussed in Market Rate Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

VIRGINIA POWER

In reference to the motion for judgment filed by Doswell Limited Partnership against Virginia Power, and the complaint in the United States District Court for the Eastern District of Virginia, on March 18, 1998, the parties agreed to stay both proceedings in order to negotiate amendments to the power purchase agreements. On June 29, 1998, the parties executed an amendment and restatement of both agreements and on July 2, 1998, the amendment and restatement was filed with FERC. On July 30, 1998, FERC issued a letter order accepting for filing the amendment and restatement of the power purchase and operating agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion Resources Annual Shareholders Meeting was held on April 18, 1998 and the results were reported in Dominion Resources first quarter ended March 31, 1998 Form 10-Q, dated May 14, 1998.

ITEM 5. OTHER INFORMATION

The Company

Sale of East Midlands

On July 27, 1998, Dominion Resources sold East Midlands Electricity plc (East Midlands) to PowerGen plc, an electricity generator and supplier in the United Kingdom in a transaction valued at $3.2 billion. Dominion Resources expects to record an after-tax gain of approximately $205 million in the third quarter of 1998.

Dominion Resources purchased East Midlands in the first quarter of 1997. East Midlands principal businesses are the distribution of electricity and the supply of electricity to approximately 2.3 million customers in the East Midlands region of the United Kingdom.

Dominion Resources continues to retain an 80 percent ownership interest in the Corby Power Station, a 365 megawatt natural gas fired facility located in Northamptonshire, about 90 miles north of London.

The following pro forma results give effect to the sale of DR Investments for the six months ended June 30, 1998 and the twelve months ended December 31, 1997 as if the transaction has been consummated at the beginning of the periods presented for the unaudited pro forma condensed consolidated statements of income and at the end of the period presented for the consolidated balance sheet. The unaudited pro forma condensed consolidated statements of income for the six months ended June 30, 1998 and twelve months

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION



ended December 31, 1997 exclude the results of operations of DR Investments for that period. DR Investments is the holding company for DR Investments (UK) PLC and East Midlands.

The unaudited pro forma condensed consolidated balance sheet as of June 30, 1998 excludes the balance sheet of DR Investments. The statement includes the proceeds from the sale.

The condensed consolidated historical balance sheet and statements of income and the pro forma consolidated financial statements for Dominion Resources have been prepared in accordance with United States Generally Accepted Accounting Principles. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the DR Investments sale had taken place at the beginning of the period specified, nor is it indicative of future operating results.

The unaudited pro forma condensed consolidated statements of income and balance should be read in conjunction with the consolidated financial statements of Dominion Resources and the related notes thereto included in Dominion Resources' Combined Annual Report on Form 10-K for the year ended December 31, 1997 and Dominion Resources' Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


                                                   DOMINION RESOURCES, INC.
                                                 PART II - OTHER INFORMATION
                                UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                            FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                     (in millions, except earnings per common share data)
                                                                                                                    PRO FORMA
                                                                    DOMINION              PRO FORMA               CONSOLIDATED
                                                                    RESOURCES            ADJUSTMENTS                  INCOME
                                                                    ---------            -----------                  ------
OPERATING REVENUES AND INCOME                                                                (1)
  Virginia Power                                                     $2,822.8                                        $2,822.8
  East Midlands                                                       1,009.5              $1,009.5
  Nonutility                                                            392.4                                           392.4
                                                                     --------              --------                  --------
Total operating revenues and income                                   4,224.7               1,009.5                   3,215.2
                                                                     --------              --------                  --------

OPERATING EXPENSES
  Fuel, net                                                           1,320.0                                         1,320.0
  Purchased power capacity, net                                         384.3                                           384.3
  Write-off of regulatory assets                                        158.6                                           158.6
  Supply and distribution-East Midlands                                 654.9                 654.9
  Other operation and maintenance                                       698.0                 137.6                     560.4
  Depreciation, depletion & amortization                                387.4                  75.3                     312.1
  Other taxes                                                           151.5                                           151.5
                                                                     --------              --------                  --------
Total operating expenses                                              3,754.7                 867.8                   2,886.9
                                                                     --------              --------                  --------

OPERATING INCOME                                                        470.0                 141.7                     328.3
                                                                     --------              --------                  --------

OTHER INCOME AND (EXPENSES)                                              (7.5)                 (1.2)                     (6.3)
                                                                     --------              --------                  --------

FIXED CHARGES
 Interest charges, net                                                  338.1                 102.4                     235.7
 Other                                                                   33.3                                            33.3
                                                                     --------              --------                  --------
Total fixed charges                                                     371.4                 102.4                     269.0
                                                                     --------              --------                  --------

Income before provision for income taxes                                 91.1                  38.1                      53.0

Provision for income taxes                                               34.3                   5.0                      29.3
                                                                     --------              --------                  --------

Net income                                                           $   56.8              $   33.1                  $   23.7
                                                                     ========              ========                  ========

EARNINGS PER SHARE                                                      $0.29                                           $0.12
                                                                         ====                                            ====

WEIGHTED AVERAGE SHARES OUTSTANDING                                     194.4                                           194.4
                                                                        =====                                           =====


See notes to pro forma condensed combined unaudited financial data.




                                                   DOMINION RESOURCES, INC.
                                                 PART II - OTHER INFORMATION
                                UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                        FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997
                                     (in millions, except earnings per common share data)
                                                                                                                 PRO FORMA
                                                                 DOMINION                 PRO FORMA             CONSOLIDATED
                                                                RESOURCES                ADJUSTMENTS               INCOME
                                                                ---------                -----------               ------
OPERATING REVENUES AND INCOME                                                                (1)
  Virginia Power                                                $5,079.0                                          $5,079.0
  East Midlands                                                  1,970.1                     1,970.1
  Nonutility                                                       628.5                                             628.5
                                                                --------                    --------              --------
Total operating revenues and income                              7,677.6                     1,970.1               5,707.5
                                                                --------                    --------              --------

OPERATING EXPENSES
  Fuel, net                                                      1,620.7                                           1,620.7
  Purchased power capacity, net                                    717.5                                             717.5
  Supply and distribution-East Midlands                          1,466.1                     1,466.1
  Other operation and maintenance                                1,294.5                       126.1               1,168.4
  Depreciation, depletion & amortization                           819.3                       131.3                 688.0
  Other taxes                                                      282.5                                             282.5
                                                                --------                    --------              --------
Total operating expenses                                         6,200.6                     1,723.5               4,477.1
                                                                --------                    --------              --------

OPERATING INCOME                                                 1,477.0                       246.6               1,230.4
                                                                --------                    --------              --------

OTHER INCOME AND EXPENSES
  Windfall profits tax                                            (156.6)                     (156.6)
  Other                                                            (12.9)                       10.8                 (23.7)
                                                                --------                    --------              --------
Total other income                                                (169.5)                     (145.8)                (23.7)
                                                                --------                    --------              --------

FIXED CHARGES
  Interest charges, net                                            627.4                       189.4                 438.0
  Other                                                             47.9                                              47.9
                                                                --------                    --------              --------
Total fixed charges                                                675.3                       189.4                 485.9
                                                                --------                    --------              --------

Income before provision for income taxes                           632.2                       (88.6)                720.8

Provision for income taxes                                         233.0                        21.1                 211.9
                                                                --------                    --------              --------

Net income                                                      $  399.2                   ($  109.7)             $  508.9
                                                                ========                    ========              ========

EARNINGS PER SHARE                                                 $2.15                                             $2.75
WEIGHTED AVERAGE SHARES OUTSTANDING                                185.2                                             185.2
                                                                   =====                                             =====


See notes to pro forma condensed combined unaudited financial data.




                                                   DOMINION RESOURCES, INC.
                                                 PART II - OTHER INFORMATION
                                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                                     AS OF JUNE 30, 1998
                                                        (in millions)
                                                                                                                PRO FORMA
                                                   DOMINION             DR             PRO FORMA               CONSOLIDATED
                                                   RESOURCES        INVESTMENTS       ADJUSTMENTS              BALANCE SHEET
                                                   ---------        -----------       -----------              -------------
ASSETS                                                                  (1)

Current assets                                     $ 2,644.1           $298.0           $739.6      (2)           $  3,085.7

Investments                                          2,760.3              5.4                                        2,754.9

Property, Plant and Equipment:
  Utility plant and nuclear fuel                    18,166.4          2,040.1                                       16,126.3
  Nonutility property                                2,048.5                                                         2,048.5
  Less accumulated depreciation and
amortization                                         7,445.0            126.2                                        7,318.8
                                                    --------          -------           ------                     ---------
                                                    12,769.9          1,913.9                                       10,856.0
                                                    --------          -------           ------                     ---------

Deferred Charges & Other Assets                      2,830.0          1,768.3                                        1,061.7
                                                    --------          -------           ------                     ---------

TOTAL ASSETS                                       $21,004.3         $3,985.6           $739.6                     $17,758.3
                                                   =========         ========           ======                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                $ 2,765.4           $879.7            164.1      (3)            $ 2,049.8

Long-Term Debt:
  Virginia Power                                     3,416.2                                                         3,416.2
  Dominion UK                                        2,517.6          1,825.4           (636.3)     (4)                 55.9
  Nonrecourse-nonutility                             2,251.9                                                         2,251.9
  Other                                                559.0                             (25.0)     (5)                534.0
                                                    --------          -------           ------                     ---------
                                                     8,744.7          1,825.4           (661.3)                      6,258.0
                                                    --------          -------           ------                     ---------

Deferred Credits and Other
Liabilities                                          3,215.9            248.7                                        2,967.2
Preferred stock & preferred
securities                                           1,074.0                                                         1,074.0
Shareholders' Equity:
  Common stock                                       4,020.4                                                         4,020.4
  Other                                              1,183.9          1,031.8          1,236.8                       1,388.9
                                                    --------          -------           ------                     ---------
                                                     5,204.3          1,031.8          1,236.8                       5,409.3
                                                    --------          -------           ------                     ---------

TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY
                                                   $21,004.3         $3,985.6           $739.6                     $17,758.3
                                                   =========         ========           ======                     =========

See notes to pro forma condensed combined unaudited financial data.

                            DOMINION RESOURCES, INC.
                           PART II - OTHER INFORMATION
         NOTES TO PRO FORMA CONDENSED COMBINED UNAUDITED FINANCIAL DATA


The pro forma adjustments to reflect the effect of the DR Investments sale are as follows:

1. The column reflects on the statement of income the operations of DR Investments adjusted for historical interest paid ($66.3 million for the twelve months ended December 31, 1997 and $24.3 million for the six months ended June 30, 1998) on the debt retired in Note 4. On the balance sheet, it reflects the financial position of DR Investments. These amounts are deducted from the income statements and balance sheets of Dominion Resources. The purpose is to provide pro forma income statements that reflect the sale of DR Investments at the beginning of the time period presented. The pro forma balance sheet reflects the consummation of the sale of DR Investments at the date of the balance sheet.

2. The adjustment reflects net cash proceeds received by Dominion Resources from the sale. The Company intends to use the proceeds for: (a) the investment in short-term marketable securities, (b) the buyback of stock, and (c) the settlement of the tax liability related to the sale.

3. The adjustment reflects the tax liability and transaction costs of the sale.

4. The adjustment reflects the retirement of debt at DR Nottingham, an intermediate holding company of DR Investments.

5.    The adjustment reflects the paydown of debt associated with Commercial
      Paper.

The investment in marketable securities at the beginning of the operating periods of the pro forma income statements would have generated approximately $11 million in after tax income for the six-month period ended June 30, 1998 and approximately $20 million in after tax income for the twelve month period ended December 31, 1997. The interest savings related to the pay down of debt associated with Commercial Paper is minimal for the six months ended June 30, 1998 and twelve months ended December 31, 1997.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)



Stock Repurchase

The Dominion Resources Board authorized the repurchase of up to $650 million (approximately 8 percent) of Dominion Resources common stock outstanding. Dominion Resources plans to buy back between $100 and $200 million of common stock over the next 6 to 12 months. In addition, effective August 1, 1998, Dominion Resources changed from issuing new shares to using shares purchased in the open market for its Dominion Direct Investment program and Employee Savings Plans.

Dominion Energy

Archer Resources Ltd.

On April 22, 1998, Dominion Energy completed its purchase of all of the outstanding shares of Archer Resources Ltd., a publicly traded natural gas and oil exploration and production company headquartered in Calgary, Alberta, Canada for approximately $119 million. The company's name was subsequently changed to Dominion Energy Canada, Ltd.

Virginia Power

Regulation

Virginia

In reference to the March 1998 Virginia Commission Order Establishing Investigation with regard to independent system operators (ISOs), regional power exchanges (RPXs) and retail access pilot programs, the Virginia Commission's order directed Virginia Power and AEP-Virginia to begin work immediately, in conjunction with the Staff, to implement at least one retail access pilot program and study. On July 16, 1998, the Virginia Commission extended the time to file retail access pilot programs from August 1, 1998 to November 1, 1998.

FERC

Regarding the LG&E Westmoreland Southampton (Southampton) proceedings in May 1998, FERC denied a rehearing, granted the clarification and accepted Southampton's 1992 rates subject to a refund to Virginia Power. In June 1998, Southampton and Virginia Power each filed separate requests for rehearing. On July 13, 1998, FERC granted both rehearing requests for further clarification. The parties are proceeding with settlement discussions with a report due by the Administrative Law Judge in mid-August.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)



Rates

Virginia

In reference to the consolidated Alternative Regulatory Plan (ARP) originally filed in March of 1997 and the 1995 Annual Informational Filing (AIF) proceeding before the Virginia Commission, a stipulation was filed jointly on June 8, 1998 by Virginia Power, the SCC Staff, the Attorney General's Office, the Virginia Committee for Fair Utility Rates, and the Apartment and Office Building Association of Metropolitan Washington to resolve certain issues in the rate case. The Stipulation proposed a five-year rate plan which would direct Virginia Power to refund its ratepayers $150 million, plus interest, for revenues collected between March 1, 1997 and March 1, 1998, and would further reduce its rates by $100 million for the period March 1, 1998 to March 1, 1999. Rates would be further reduced by $50 million on March 1, 1999. The Stipulation provided a mechanism for accelerating the recovery of regulatory assets and assures that Virginia Power will write-off a minimum of $220 million in regulatory assets with additional incentives based on earnings. On July 21, a hearing convened at the Virginia Commission to allow parties an opportunity to comment on the Stipulation. For additional information, see Note (G) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FERC

In reference to the Standards of Conduct filed in compliance with FERC's Order No. 889-A, FERC issued an order directing Virginia Power to file certain revisions to its Standards of Conduct. In March 1998, Virginia Power made the changes directed by the FERC order, and also sought rehearing on the order. On June 30, 1998, FERC granted, Virginia Power's request for rehearing.

In March 1998, Virginia Power requested FERC suspend the procedural schedule in the proceeding on market-based rates due to a settlement in principle reached by the participants in the proceeding. The Presiding Administrative Law Judge suspended the procedural schedule and directed Virginia Power to file a formal Offer of Settlement. A formal Offer of Settlement was filed as directed and on June 15, 1998, the presiding Administrative Law Judge certified the Offer of Settlement to FERC as uncontested. Virginia Power is awaiting further FERC action on the Offer of Settlement.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                        Exhibits:

             2- Agreement, dated June 26, 1998, relating to the sale and purchase of East Midlands Electricity plc by PowerGen plc(filed herewith).

            11- Statement re: computation of per share earnings (included in this Form 10-Q on page 3).

            27-            Financial Data Schedule (filed herewith).


(b)                        Reports on Form 8-K

                           Dominion Resources filed a report on Form 8-K, dated June 9, 1998, relating to its wholly owned subsidiary, Virginia Power, proposed rate settlement with the Virginia State Corporation Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DOMINION RESOURCES, INC.
                                        Registrant




                               BY     JAMES L. TRUEHEART
                                  -------------------------------------
                                      James L. Trueheart
                                    Vice President and Controller
                                    (Principal Accounting Officer)

August 7, 1998