Form 10-Q
period 1998-09-30
DOMINION RESOURCES INC /VA/
filed 1998-11-10
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 (Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                          Commission file number 1-8489

                            DOMINION RESOURCES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



         Virginia                                                    54-1229715
------------------------------                                       ----------
(State or other jurisdiction                                   (I.R.S. employer
incorporation or organization)                              identification no.)



901 East Byrd Street,
Suite 1700, Richmond, Virginia                           23219-6111
------------------------------                           ----------
(Address of principal executive offices)                 (Zip Code)


                                 (804) 775-5700
                          -----------------------------
                          Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

At October 31, 1998, the latest practicable date for determination, 195,365,554 shares of common stock, without par value, of the registrant were outstanding.

                            DOMINION RESOURCES, INC.

                                      INDEX


                                                                           Page
                                                                         Number
                                                                         ------

                          PART I. Financial Information

Item 1.      Consolidated Financial Statements

             Consolidated Statements of Income - Three                       3
               and Nine Months Ended September 30, 1998 and 1997

             Consolidated Balance Sheets - September 30, 1998              4-5
              and December 31, 1997

             Consolidated Statements of Cash Flows                         6-7
              Nine Months Ended September 30, 1998 and 1997

             Consolidated Statements of Changes in                           7
              Other Comprehensive Income

             Notes to Consolidated Financial Statements                   8-15

Item 2.      Management's Discussion and Analysis of Financial           16-35
               Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About              36-37
               Market Risk



                           PART II. Other Information

Item 1.      Legal Proceedings                                              38

Item 5.      Other Information                                           38-40

Item 6.      Exhibits and Reports on Form 8-K                               40



                                             DOMINION RESOURCES, INC.
                                           PART I. FINANCIAL INFORMATION
                                     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                             Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                             1998             1997              1998              1997
                                                          --------------------------          --------------------------
 Operating revenues and income:                                         (Millions, except per share amounts)
   Virginia Power                                         $ 2,611.8         $1,498.3          $5,429.6          $3,721.7
   East Midlands                                                               432.9           1,009.5           1,453.5
   Nonutility                                                 196.7            163.6             589.1             467.6
                                                           --------          -------           -------           -------
                                                            2,808.5          2,094.8           7,028.2           5,642.8
                                                           --------          -------           -------           -------
Operating expenses:
   Fuel, net                                                1,507.7            493.4           2,824.8           1,104.4
   Purchased power capacity, net                              216.7            198.2             601.0             542.1
   Impairment of regulatory assets                                              28.3             158.6              31.1
   Supply and distribution-East Midlands                                       315.6             654.9           1,099.6
   Other operation and maintenance                            341.7            316.2           1,045.2             917.9
   Depreciation, depletion
    and amortization                                          176.4            200.7             564.2             590.6
   Other taxes                                                 91.1             74.1             242.6             220.6
                                                           --------          -------           -------           -------

                                                            2,333.6          1,626.5           6,091.3           4,506.3
                                                           --------          -------           -------           -------

Operating income                                              474.9            468.3             936.9           1,136.5
                                                          ---------          -------           -------         ---------

Other income (expense):
   Gain on sale of East Midlands                              332.3                              332.3
   Windfall profits tax                                                       (156.6)                             (156.6)
   Other                                                        1.1             14.5              19.9              43.0
                                                           --------          -------           -------         ---------
                                                              333.4           (142.1)            352.2            (113.6)
                                                           --------          -------           -------         ---------
Income before fixed charges,
 income taxes and minority interests                          808.3            326.2           1,289.1           1,022.9
                                                           --------          -------          --------         ---------

Fixed charges:
   Interest charges, net                                      131.2            162.4             469.1             458.3
   Preferred dividends and distributions
     of subsidiary trusts                                      11.6             11.7              44.9              34.9
                                                            -------          -------          --------          --------

                                                              142.8            174.1             514.0             493.2
                                                            -------          -------          --------          --------
Income before provision for
 income taxes and minority interests                          665.5            152.1             775.1             529.7

Provision for income taxes                                    234.9             97.6             269.2             214.8
Minority interests                                              6.1              4.0              24.5              15.5
                                                             ------           ------            ------           -------
Net income                                                  $ 424.5          $  50.5          $  481.4          $  299.4
                                                             ======           ======           =======           =======
 Average shares of common stock                               196.1            186.0             194.8             184.5
 Earnings per common share                                  $  2.17          $  0.27          $   2.47          $   1.62
 Dividends paid per common share                            $  0.645         $  0.645         $   1.935         $   1.935
-----------------
The  accompanying  notes  are an  integral  part of the  Consolidated  Financial
Statements.



                                              DOMINION RESOURCES, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                 (UNAUDITED)

                                                                September 30,                      December 31,
                                                                     1998                             1997*
                                                                -----------------------------------------------
                                                                                  (Millions)
Current assets:
Cash and cash equivalents                                         $   965.2                         $   321.6
Trading securities                                                    276.2                             240.7
Customer accounts receivable, net                                     510.5                             601.0
Other accounts receivable                                             253.2                             333.6
Accrued unbilled revenues                                             224.5                             245.2
Materials and supplies:
  Plant and general                                                   143.7                             163.3
  Fossil fuel                                                          92.5                              67.4
Mortgage loans in warehouse                                           377.1                              88.2
Commodity contract assets                                             158.2                              40.6
Other                                                                 266.9                             209.1
                                                                   --------                         ---------
                                                                    3,268.0                           2,310.7
                                                                   --------                         ---------

Investments:
Loans receivable, net                                               1,478.5                             932.2
Other                                                               1,456.1                           1,483.8
                                                                   --------                          --------
                                                                    2,934.6                           2,416.0
                                                                   --------                          --------

Property, plant and equipment:                                     18,437.6                          19,519.2
Less accumulated depreciation, depletion
   and amortization                                                 7,487.6                           6,986.6
                                                                   --------                         ---------
                                                                   10,950.0                          12,532.6
                                                                   --------                         ---------
Deferred charges and other assets:
Regulatory assets                                                     624.5                             711.5
Goodwill                                                              178.3                           1,932.0
Other                                                                 209.2                             261.7
                                                                   --------                         ---------
                                                                    1,012.0                           2,905.2
                                                                   --------                         ---------

Total assets                                                      $18,164.6                         $20,164.5
                                                                  =========                         =========

------------------
The  accompanying  notes  are an  integral  part of the  Consolidated  Financial
Statements.

* The Balance  Sheet at  December  31,  1997 has been  derived  from the audited
Consolidated Financial Statements at that date.

                                             DOMINION RESOURCES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    (UNAUDITED)
                                                              September 30,                 December 31,
                                                                  1998                          1997*
                                                             --------------------------------------------
                                                                     (Millions)
Current liabilities:
      Securities due within one year                         $    1,714.1                    $    1,613.6
      Short-term debt                                               252.0                           375.1
      Accounts payable, trade                                       788.9                           679.3
      Accrued interest                                              107.9                           185.1
      Accrued payroll                                                67.3                            77.5
      Accrued taxes                                                 234.9                           125.4
      Commodity contract liabilities                                212.6                            52.9
      Other                                                         312.8                           504.6
                                                                 --------                        --------
                                                                  3,690.5                         3,613.5
                                                                 --------                        --------
Long-term debt:
      Virginia Power                                              3,356.5                         3,514.6
      Nonrecourse - nonutility                                    1,468.4                           707.8
      Dominion UK                                                   312.8                         2,673.6
      Other                                                         300.0                           300.0
                                                                 --------                        --------
                                                                  5,437.7                         7,196.0
                                                                 --------                        --------
Deferred credits and other liabilities:
      Deferred income taxes                                       1,737.2                         2,018.4
      Investment tax credits                                        225.7                           238.4
      Other                                                         228.3                           580.8
                                                                 --------                        --------
                                                                  2,191.2                         2,837.6
                                                                 --------                        --------
Total liabilities                                                11,319.4                        13,647.1
                                                                 --------                        --------

Minority interest                                                   329.4                           402.9
                                                                 --------                        --------

Obligated mandatory redeemable preferred
   securities **                                                    385.0                           385.0
                                                                 --------                        --------
Virginia Power preferred stock:
      Subject to mandatory redemption                               180.0                           180.0
                                                                 --------                        --------
      Not subject to mandatory redemption                           509.0                           509.0
                                                                 --------                        --------
Common shareholders' equity:
      Common stock - no par                                       3,974.2                         3,673.6
      Retained earnings                                           1,459.5                         1,354.0
      Accumulated other comprehensive
         income                                                      (8.1)                           (3.3)
      Other                                                          16.2                            16.2
                                                                 --------                        --------
                                                                  5,441.8                         5,040.5
                                                                 --------                        --------
Total liabilities & shareholders'
  equity                                                        $18,164.6                       $20,164.5
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

                                             DOMINION RESOURCES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        1998               1997
                                                                                     ----------------------------
                                                                                                 (Millions)

Cash flows from (used in) operating activities:
   Net income                                                                        $   481.4           $  299.4
   Adjustments to reconcile net income to net cash:
       Depreciation, depletion and amortization                                          636.1              657.1
       Gain on sale of East Midlands                                                    (332.3)
       Purchase and originations of mortgage loans                                    (1,586.3)          (1,496.1)
       Proceeds from sales and principal collections
         of mortgage loans                                                             1,297.4            1,412.6
       Deferred income taxes                                                              60.4               55.4
       Impairment of regulatory assets                                                   158.6               31.1
       Changes in assets and liabilities:
          Accounts receivable                                                            (43.5)              (2.3)
          Accounts payable, trade                                                        156.9              (44.6)
          Accrued interest and taxes                                                     154.7              303.3
       Other changes                                                                    (165.8)             (18.7)
                                                                                      --------            -------

Net cash flows from operating activities                                                 817.6            1,197.2
                                                                                      --------            -------

Cash flows from (used in) financing activities:
  Issuance of common stock                                                               354.3              135.0
    Repurchase of common stock                                                           (56.2)
Issuance of long-term debt:
       Virginia Power                                                                    150.0              270.0
       Dominion UK                                                                                        1,940.9
       Nonrecourse-nonutility                                                          2,702.3            3,360.4
  Issuance of short-term debt                                                            429.4
  Repayment of long-term debt                                                         (3,101.4)          (3,585.6)
  Repayment of short-term debt                                                          (148.7)            (194.3)
  Common dividend payments                                                              (378.2)            (357.4)
  Other                                                                                  (32.4)              37.8
                                                                                     ---------           --------

Net cash flows from (used in) financing activities                                       (80.9)           1,606.8
                                                                                     ---------           ---------

Cash flows from (used in) investing activities:
   Utility capital expenditures-(excluding AFC)                                         (462.8)            (341.1)
   Nonutility capital expenditures                                                       (75.1)            (201.0)
   Purchase of East Midlands                                                                             (1,901.5)
   Loan originations                                                                  (1,951.4)            (706.5)
   Proceeds from sale of East Midlands                                                 1,409.4
   Repayment of loan originations                                                      1,377.9              696.9
   Acquisition of business, net of cash                                                 (339.0)            (116.4)
   Other                                                                                 (52.1)            (102.3)
                                                                                       -------            -------

Net cash flows used in investing activities                                              (93.1)          (2,671.9)
                                                                                       -------            -------

Increase in cash and cash equivalents                                                    643.6              132.1
Cash and cash equivalents at beginning of period                                         321.6              110.8
                                                                                      --------            -------
Cash and cash equivalents at end of period                                            $  965.2            $ 242.9
                                                                                      ========            =======





                                             DOMINION RESOURCES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                  (CONTINUED)


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                           1998            1997
                                                                                        -------------------------
                                                                                               (Millions)
Supplementary cash flows information:

     Cash paid during the period for:

     Interest (net of interest capitalized)                                             $  399.4           $430.2
     Income taxes                                                                          179.6             78.4

     Non-cash transactions from investing and financing activities:

       Equity contribution for Wolverine acquisition                                                       $ 21.4
       Issuance of loan notes-East Midlands acquisition                                                      18.4
       Exchange of securities                                                           $   11.9             22.8

----------------------
The  accompanying  notes  are an  integral  part of the  Consolidated  Financial
Statements.

                                             DOMINION RESOURCES, INC.
                          CONSOLIDATED STATEMENT OF CHANGES IN OTHER COMPREHENSIVE INCOME
                                                    (UNAUDITED)

                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,
                                                   1998               1997                   1998           1997
                                                 --------------------------                 -----------------------
                                                                              (Millions)

Other Comprehensive Income:

Unrealized gains (losses) on
    investment securities:
    Pre-tax                                       $(2.6)            $  19.5                 $ 2.0          $  20.5
    Tax (expense) benefit                           0.9                (6.8)                 (0.7)            (7.2)
                                                   ----              ------                  ----           ------
    Net of tax                                     (1.7)               12.7                   1.3             13.3
Foreign currency translation
     adjustment                                   (11.9)                7.2                  (6.1)            (7.9)
                                                  -----              ------                 -----           ------
Increase (decrease) in other
     comprehensive income                         (13.6)               19.9                  (4.8)             5.4
Other comprehensive income at
     beginning of period                            5.5               (15.6)                 (3.3)            (1.1)
                                                   ----              ------                  ----           ------
Other comprehensive income at
     end of period                               $ (8.1)             $  4.3                $ (8.1)          $  4.3
                                                 ======              ======                ======           ======

----------------------
The  accompanying  notes  are an  integral  part of the  Consolidated  Financial
Statements.


                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(A)  DOMINION RESOURCES AND INTERIM REPORTING POLICIES

GENERAL

Dominion Resources is a holding company headquartered in Richmond, Virginia. Its primary business is Virginia Electric and Power Company (Virginia Power), which is a regulated public utility. Virginia Power is engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and northeastern North Carolina. It sells electricity to retail customers (including government agencies) and to wholesale customers such as rural electric cooperatives, power marketers and municipalities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for 80 percent of its population. Virginia Power's wholesale power group engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas beyond the geographic limits of Virginia Power's service territory.

Dominion Resources also owns and operates subsidiaries active in independent power production, the acquisition and sale of natural gas and oil reserves, financial services, and real estate. Some of the independent power and natural gas and oil businesses are located in foreign countries. Dominion Resources' net investment through its subsidiaries in foreign operations is approximately $325.1 million.

Dominion Resources' United Kingdom subsidiary, Dominion U.K. Holding, Inc., owns an 80% interest in Corby Power Station, a 365 megawatt natural gas fired facility located in Northamptonshire, about 90 miles north of London.

Dominion Resources translates foreign currency financial statements by adjusting balance sheet accounts using the exchange rate at the balance sheet date and income statement accounts using the average exchange rate for the reporting period.

In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997.

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

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




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


(B) GAIN ON SALE OF DR INVESTMENTS

On July 27, 1998,  Dominion  Resources sold East Midlands  Electricity plc (East
Midlands) to PowerGen plc, an  electricity  generator and supplier in the United
Kingdom. East Midlands is principally an electricity supply and distribution company serving 2.3 million homes and businesses in the East Midlands region of the United Kingdom.

PowerGen acquired 100 percent of DR Investments in a transaction valued at $3.2 billion. DR Investments is the holding company for DR Investments (UK) PLC and East Midlands. Dominion Resources recorded an after-tax gain of $200.7 million or $1.03 cents per share.

Dominion Resources continues to retain an 80 percent ownership interest in the Corby Power Station.

(C)    PROVISION FOR INCOME TAXES

Income before provision for income taxes, classified by source of income, before minority interest was as follows:


                Three Months Ended                   Nine Months Ended
                   September 30,                        September 30,
              1998               1997              1998                1997
              ----               ----              ----                ----
                                        (Millions)

U.S.         $285.8             $289.5            $331.7              $603.0
Non U.S.      379.7             (137.4)            443.4               (73.3)
              -----              -----             -----                ----

Total        $665.5             $152.1            $775.1              $529.7
              =====              =====             =====               =====

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                              1998               1997            1998             1997
                                                              ----               ----            ----             ----
                                                                                        Percents
                                                                                        --------
U.S. statutory rate                                           35.0               35.0            35.0             35.0
   Utility plant differences                                    .9                1.1             3.1               .2
   Amortization of investment tax credits                      (.6)              (2.8)           (1.6)            (2.4)
   Preferred dividends of Virginia Power                        .5                2.1             1.2              1.8
   Nonconventional fuel credit                                (1.0)              (4.2)           (2.4)            (3.6)
   Benefits and taxes related to foreign
     operations                                               (2.8)              (4.4)           (4.5)            (3.5)
State taxes, net of federal benefit                             .2                1.0             1.0               .4
Windfall profits tax                                                             32.5                              9.3
Other, net                                                     3.1                3.8             2.9              3.4
                                                              ----              -----            ----             ----

Effective tax rate                                            35.3               64.1            34.7             40.6
                                                              ====               ====            ====             ====

The effective income tax rate includes state and foreign income taxes.

(D) COMMON STOCK

At September 30, 1998, there were 300,000,000  shares of common stock authorized of which  195,363,222  were issued and  outstanding.  Common  shares  issued and purchased during the referenced periods were as follows:
                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                 1998                1997            1998                  1997
                                             ------------------------------       --------------------------------
   Employee Savings Plans                         38,458            230,190          437,814               699,485
   Dominion Direct Investment                    107,884            966,461        1,695,238             2,941,009
   Acquisition of
     Dominion Midwest Energy                                                                             1,879,974
   Public Offering                                                                 6,775,000
   Stock Repurchase                           (1,359,000)                         (1,359,000)
   Other                                          67,742             (6,391)          14,727                53,319
                                               ---------           --------         --------             ---------
   Total Shares                               (1,144,916)         1,190,260        7,563,779             5,573,787
                                               =========          =========        =========             =========

On July 20, 1998, the Dominion Resources Board of Directors authorized the repurchase of up to $650 million (approximately 8 percent) of Dominion Resources common stock outstanding. Dominion Resources currently plans to buy back between $100 and $200 million of common stock over the next year, depending upon market conditions.

Also, effective August 1, 1998, purchases of shares required by Dominion Direct Investment and the Employee Savings Plans will be acquired on the open market instead of issuing new shares.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(E) PREFERRED STOCK - VIRGINIA POWER

As of September 30, 1998, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There is a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

(F)    OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES


In December 1997, Dominion Resources established Dominion Resources Capital Trust I (DR Capital Trust). DR Capital Trust sold 250,000 shares of capital securities for $250 million, representing preferred beneficial interests and 97 percent beneficial ownership in the assets held by DR Capital Trust.

Dominion Resources issued $257.7 million of 7.83% Junior Subordinated Debentures (Debentures) in exchange for the $250 million realized from the sale of the Capital Securities and $7.7 million of common securities of DR Capital Trust. The common securities represent the remaining 3 percent beneficial ownership interest in the assets held by DR Capital Trust. The Debentures constitute 100 percent of DR Capital Trust's assets.

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

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(G) CONTINGENCIES

VIRGINIA POWER

Nuclear Insurance

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $9.9 billion for a single nuclear incident. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power). For additional information, see Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

Site Remediation

The Environmental Protection Agency (EPA) has identified Virginia Power and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.8 million to $69.5 million. Virginia Power's proportionate share of the cost is expected to be in the range of $1.7 million to $2.3 million, based upon allocation formulas and the volume of waste shipped to the sites. Virginia Power has accrued adequate reserves to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At September 30, 1998, no pending or possible claims have been recognized as an asset or offset against recorded obligations of Virginia Power.

DOMINION RESOURCES AND ITS NONUTILITY SUBSIDIARIES

Dominion Resources

Effective July 27, 1998, Dominion Resources guaranteed for 90 days DR Group Holdings' revolving credit agreement. DR Group Holdings is the indirect holder of Dominion Resources' 80% ownership interest in the Corby Power Station. The revolving credit agreement is with Bayerische Landesbank Girozentrale and National Westminister Bank Plc. As of September 30, 1998, the total commitment and outstanding balance of the agreement was 33.5 million pounds sterling ($56.9 million).

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


On October 30, 1998, DR Group Holdings entered into a revolving credit agreement with Bayerische Landesbank Girozentrale. The total commitment and outstanding balance of the agreement is 33.5 million pounds sterling ($56.1 million). The term of the agreement is five years. This agreement replaces the short-term and five-year credit agreements with Bayerische Landesbank Girozentrale and National Westminister Bank which totaled 33.5 million pounds sterling. Dominion Resources is guarantor to DR Group Holdings for this revolving credit agreement.

Dominion Energy

Subsidiaries of Dominion Energy have general partnership interests in certain of its energy ventures. These subsidiaries may be required to fund future operations of these investments, if operating cash flow is insufficient.

Under an agreement related to the acquisition of the Kincaid Power Station, Dominion Energy's wholly-owned subsidiary, Dominion Energy Construction Company (DECCO), must make certain improvements to the facility. Dominion Energy has provided a guarantee of DECCO's financial obligation under this agreement. Also, until the improvements are completed, Dominion Energy must fund up to $100 million, less cash generated, in additional equity that may be required by Kincaid Generation LLC (KGL), the owner of the Kincaid Power Station. Dominion Resources has guaranteed Dominion Energy's obligation to make such equity infusions to KGL.

Dominion Capital

As of September 30, 1998, Dominion Capital had commitments to fund loans of approximately $724.9 million.

For additional information regarding Contingencies, see Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

(H) LINES OF CREDIT

Dominion Resources and its subsidiaries have lines of credit, revolving credit agreements and bank commitments that provide for maximum borrowings of $4,682.7 million. At September 30, 1998, $1,963.1 million had been borrowed under such agreements. In addition, these credit agreements supported $398.2 million of Dominion Resources' commercial paper and $149.6 million of non-recourse
commercial  paper  issued  by  Dominion   Resources'   subsidiaries   which  was
outstanding at September 30, 1998. At September 30, 1998, $371.7 million of Dominion Resources commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(I)  VIRGINIA RATES

On June 8, 1998, Virginia Power, the Staff of the Virginia State Corporation Commission (Virginia Commission), the office of the Virginia Attorney General, the Virginia Committee for Fair Utility Rates and the Apartment and Office Building Association of Metropolitan Washington joined in an agreement to settle Virginia Power's then pending rate proceedings before the Virginia Commission. The Virginia Commission by Order dated August 7, 1998 adopted the settlement with only a minor redistribution of the agreed rate reduction among customer classes.

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

o A write-off of a minimum of $220 million of regulatory assets in addition to normal amortization thereof during the base rate freeze period;

o An incentive mechanism through February 1, 2002 for earnings above the following return on equity (ROE) benchmarks: 10.5 percent in 1998; after 1998 - 30-year Treasury bond rates plus 450 basis points. For rate incentive mechanism purposes, all earnings up to the ROE benchmark would benefit Virginia Power's shareholder. Any earnings above the benchmark would be allocated one-third to Virginia Power's shareholder and two-thirds to the $220 million write-off of regulatory assets; except that all earnings above the ROE benchmark plus 270 basis points (initially 13.2 percent), would be allocated to the write-off of regulatory assets.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




As a result of the requirement to write-off a minimum of $220 million of regulatory assets in addition to normal amortization thereof during the rate freeze period, Virginia Power performed an impairment review in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Based on the uncertainty of Virginia Power's earnings potential during the rate freeze period, management could no longer conclude that recovery of the $220 million is probable, i.e., that earnings above its authorized rate of return would be available to offset the $220 million write-off of regulatory assets. Accordingly, Virginia Power charged $158.6 million to second quarter 1998 earnings, which when combined with the reserve for accelerated cost recovery accrued in 1996 and 1997, provides for the impairment of regulatory assets resulting from the settlement. See Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

Substantially all customer refunds required by the settlement had been made as of October 31, 1998.

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

Current governmental policies and regulatory actions both domestic and international (including those of FERC, the Environmental Protection Agency
(EPA), the NRC, and the Virginia Commission), industry and rate structure, general industry trends, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and storage facilities, recovery of the cost of purchased power, nuclear decommissioning costs, the ability of Dominion Resources, its suppliers and its customers to successfully address Year 2000 compliance issues, economic and geographic factors including political and economic risks (particularly those associated with international development and operations, including currency fluctuation), changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather related damage, competition, including competition for retail and wholesale customers, pricing and transportation of commodities, exposure to changes in the fair value of commodity contracts, market demand for energy, inflation, capital market conditions, unanticipated development project delays or changes in project cost, unanticipated changes in operating expenses and capital expenditures, competition for new energy development opportunities, counterparty credit risk and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Dominion Resources. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the businesses of Dominion Resources.

Any forward-looking statement speaks only as of the date on which such statement is made, and Dominion Resources undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



DOMINION RESOURCES - CONSOLIDATED

RESULTS OF OPERATIONS

Earnings Per Share         Three Months Ended             Nine Months Ended
                              September 30,                 September 30,
                          1998              1997        1998              1997
                        --------------------------     ------------------------

   Virginia Power       $  1.00            $ 1.04      $ 0.81            $ 1.93
   Dominion UK             1.03             (0.88)       1.17             (0.66)
   Nonutility              0.14              0.11        0.49              0.35
                         ------            ------       -----              ----
   Consolidated         $  2.17            $ 0.27      $ 2.47            $ 1.62
                         ======             =====       =====             =====

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

Consolidated earnings increased $1.90 per share for the third quarter of 1998 when compared to the same time period in 1997. The increase was primarily due to the gain on the sale in July 1998 of East Midlands and the recognition of the windfall profits tax by East Midlands in the third quarter of 1997.

Consolidated earnings increased by 85 cents per share during the nine-month period ended September 30, 1998 as compared to the nine-month period ended September 30, 1997. The reasons for the increase were:

o    gain on the sale of East Midlands in July 1998;

o recognition of the windfall profits tax by East Midlands in the third quarter of 1997; offset by

o impact of Virginia Power's rate case settlement in the second quarter of 1998.

Operating Revenues

Operating revenues increased by $713.7 million during the third quarter of 1998 as compared to the same period in 1997 primarily due to:

o    increased retail sales at Virginia Power because of warmer weather;

o    increased sales of wholesale power at Virginia Power; offset by

o    decreased revenues from East Midlands due to its sale in July 1998.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



During the nine months ended September 30, 1998, operating revenues rose by $1.4 billion when compared to nine months ended September 30, 1997. This revenue growth was primarily due to:

o increase in Virginia Power's power marketing and natural gas sales revenues;

o strong performance from Dominion Capital's financial services businesses; offset by;

o provision for the rate refund at Virginia Power and decreased sales at East Midlands.

Operating Expenses

Operating expenses increased by $705.6 million during the third quarter of 1998 as compared to the same period in 1997, primarily due to:

o increase in fuel costs at Virginia Power which reflects the costs of the power marketing and natural gas sales; offset by

o    decrease in operating expenses at East Midlands.

During the nine months ended September 30, 1998, operating expenses increased by $1.6 billion when compared to the same period in 1997, primarily due to:

o Virginia Power's increased purchases of energy from other wholesale power suppliers and purchases of natural gas;

o    increase in purchased power capacity at Virginia Power;

o Virginia Power's settlement of rate proceedings before the Virginia Commission, reflected in Impairment of regulatory assets; offset by,

o    decrease in operating expenses at East Midlands.

Other Income

Other income increased for the three-month and nine-month periods ended September 30, 1998, as compared to the same periods in 1997. The increases were primarily due to the gain on the sale of East Midlands in the third quarter of 1998 and the recognition of the windfall profits tax by East Midlands in the third quarter of 1997.

Provision for Income Taxes

The provision for income taxes increased during the third quarter 1998 as compared to the same period in 1997, primarily due to the taxes associated with the gain on the sale of East Midlands.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The provision for income taxes increased for the nine-month period ended September 30, 1998 as compared to the same period in 1997 primarily due to the taxes on the gain on the sale of East Midlands. The taxes related to the sale of East Midlands were offset by the income tax provisions associated with Virginia Power's Virginia rate proceeding settlement.

Contingencies

For information on contingencies, see Note (G) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Cash flows from operating activities for the nine months ended September 30, 1998 decreased by $379.6 million as compared to the same period in 1997. The decrease was primarily due to cash flows used in net mortgage originations and sales and normal operations.

Cash Flows Used In Financing Activities

Cash flows used in financing activities during the nine-month period ending September 30, 1998 were $80.9 million and were due to:

o    the repayment of debt at Virginia Power and Dominion Holding UK;

o    the repurchase of common stock by Dominion Resources; offset by

o    the issuance of debt at Dominion Energy and Dominion Capital.


On October 16, 1998, the Board of Directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable December 20, 1998 to holders of record at the close of business November 27, 1998.

Dominion Resources issued 146,342 shares of common stock through its Dominion Direct Investment and Employee Savings Plans (see Note (D) to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) during the three-month period ended September 30, 1998. The proceeds from the issuance of common stock under these plans are used to provide equity capital to Dominion Resources' subsidiaries.

In addition, Dominion Resources repurchased 1,359,000 shares of common stock ($56.2 million) during the third quarter of 1998. On July 20, 1998, the Dominion Resources Board of Directors approved the repurchase of up to $650 million of Dominion Resources common stock.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Cash Flows Used In Investing Activities

Net cash flows used in investing activities during the nine-month period ending September 30, 1998 were $93.1 million. The primary reasons for the cash outflows were:

o increase in loan originations at Dominion Capital's financial services subsidiaries;

o    utility plant (including nuclear fuel) expenditures at Virginia Power;

o investments by Dominion Energy in natural gas and independent power plants; offset by,

o    the proceeds from the sale of East Midlands.

FUTURE ISSUES

Year 2000 Compliance

Dominion Resources is preparing its computer systems and computer-driven equipment and devices for the year 2000. Virtually every computer operation could be affected in some way by the rollover of the two-digit year value from 99 to 00. Systems that do not properly recognize date-sensitive information when the year changes to 2000 could fail or generate erroneous data. The year 2000 problem could affect traditional information systems and embedded systems. It could also affect software or computer applications that use, store, transmit or receive information involving dates.

If not properly addressed, the year 2000 problem could result in computer and other equipment failures at the company and our suppliers and customers. Because of the extensive use of computers and embedded systems throughout our business and the businesses of our suppliers and customers, if failures occur, they could have a material impact on our business.

Dominion Resources' objective is to be year 2000 ready. "Year 2000 ready" means that critical systems, devices, applications and business relationships have been evaluated and are expected to be suitable for continued use into and beyond the year 2000.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Dominion Resources and its subsidiaries have organized formal year 2000 project teams to identify, correct or reprogram and test its systems for year 2000 readiness. These teams are addressing all critical aspects of our business pertaining to this issue, including information systems, embedded systems and external relationships with business partners. Information systems encompass traditional information technology systems such as financial reporting, accounting, billing, and purchasing systems. Embedded systems primarily represent specialized computers used to control, monitor, or assist the operations of equipment. External relationships include suppliers and other service providers. The teams are overseen by company officers who report regularly to management and the Boards of Directors.

Our year 2000 program involves completing four major phases: (1) inventorying of computer systems and embedded systems that could potentially be affected by the year 2000 problem; (2) screening to determine date sensitivity within the inventoried systems; (3) impact assessment and planning for remediation and contingencies; and (4) remediation and testing. We have completed our internal inventory and screening process. The following tables summarize our status and projected timetable for preparing our company for year 2000.

                                Percent of Critical Systems Year 2000 Ready
                        -------------------------------------------------------
                        Actual                         Planned
                        ------        -----------------------------------------
                        9/30/98       12/31/98         7/31/99         10/31/99
                        -------       --------         -------         --------

Virginia Power           83              91               99               100
Dominion Resources        5              10              100               100
Dominion Energy           5              30               70               100
Dominion Capital         11              25              100               100

In addition to these internal efforts, Dominion Resources is assessing the state of readiness of its critical suppliers and service providers. We have also implemented initiatives to prevent future procurement of non-year 2000 compliant technology or services. Additionally, Virginia Power is participating in numerous industry groups sharing common information with other utilities to ensure continuity of service to its customers. Dominion Energy's representatives are making inquiries of appropriate authorities in countries where the transmission network used for delivery of energy is operated by the local government. Virginia Power is also meeting with the independent power producers who supply the company energy under power purchase contracts to share information about year 2000 readiness.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Based on our efforts to date, we expect year 2000 costs to be within the range of $45 million to $55 million dollars, of which $8.5 million (including $7.8 million for Virginia Power) has been expended to date. Of this amount, $40 million to $50 million is for Virginia Power. Year 2000 costs at our other subsidiaries are not expected to be material. These ranges are a function of Dominion Resources ongoing evaluation as to whether certain systems and equipment will be corrected or replaced, which is dependent on information which is still being obtained from suppliers and other external sources. Maintenance and modification costs will be expensed as incurred, while the costs of new software and hardware will be capitalized and amortized over the asset's useful life. These costs do not include capital expenditures for major information systems (hardware and software) that were initiated for normal business reasons without regard for year 2000 issues.

Of primary importance to Dominion Resources' energy businesses is the reliability of the transmission network for delivery of energy to its customers. This reliability is achieved by participation of many utilities in the supply to, and control of, their individually owned portions of the network. Failure of an individual utility to successfully manage its transmission network could affect this reliability which could have a material adverse affect on the total operations of Dominion Resources.

Congress has directed the Department of Energy (DOE) to ascertain the readiness of all electric utilities for year 2000. The DOE is working with the North American Reliability Council (NERC) to coordinate and monitor year 2000 activities of the electric utility industry to ensure continued supply of energy to all customers. NERC is comprised of ten regional councils whose members represent the major bulk power suppliers of the electric industry. Virginia Power is actively participating with other NERC members, including its local council, the Southeastern Electric Reliability Council (SERC).

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)




Dominion Resources is also in the process of contingency planning to ensure continuous operation of its businesses. Contingency planning involves an ongoing evaluation of our internal efforts as well as the efforts of critical third parties to successfully address the year 2000 issue. As part of this process, Dominion Resources must consider and evaluate the most reasonably likely worst case scenarios and their impact on continuous operations of its businesses. Based on our preliminary considerations, the most reasonably likely worst case scenarios could include:

o minor variations in voltage or frequency with no significant effect on electric service;

o temporary loss of a portion of generation capacity including possibly non-utility generation, however, such loss is not expected to be sufficient to adversely affect electric supplies;

o temporary loss of some telecommunications functionality and other services with no impact expected on electric service; and

o temporary loss of a small portion of commercial and industrial customer loads.

Dominion Resources cannot estimate or predict the potential adverse consequences, if any, that could result from a third party's failure to effectively address the year 2000 issue, but believes that any impact would be short-term in nature and would not have a material adverse impact on results of operations. Based on Dominion Resources' and industry analyses to date, we do not believe the most reasonably likely worst case scenarios identified above, if they were to occur, would have a material adverse affect on Dominion Resources' businesses or results of operations. We plan to have all contingency plans identified and tested prior to year end 1999.

The descriptions herein of the elements of Dominion Resources' year 2000 efforts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Of necessity, this effort is based on estimates of assessment, remediation, testing and contingency planning activities and perceived problems not yet identified. There can be no assurance that actual results will not differ materially from expectations.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



VIRGINIA POWER

RESULTS OF OPERATIONS

Revenue

Revenues changed from the same period in the prior year primarily due to the following:

                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                       1998 vs. 1997            1998 vs. 1997
                                       -------------            -------------
Revenue - Electric Service
  Weather                               $    50.8                 $   44.7
  Customer growth                            14.7                     32.5
  Provision for rate refund                 (32.3)                  (218.3)
  Fuel rate variance                        (43.1)                   (92.8)
  Other retail                               18.4                     89.0
                                          -------                  -------
  Total retail                                8.5                   (144.9)
  Other electric service                      8.0                      4.0
                                          --------                 -------
  Total electric service                     16.5                   (140.9)
                                          -------                  -------
Revenue - Other
  Wholesale-power marketing               1,012.5                  1,520.2
  Natural gas                                79.3                    318.1
  Other, net                                  5.2                     10.5
                                          -------                  -------
  Total revenue - other                   1,097.0                  1,848.8
                                          -------                  -------
   Total revenue                        $ 1,113.5                $ 1,707.9
                                          =======                  =======


Electric service revenue includes sales to retail customers in Virginia Power's service territory at rates authorized by the Virginia and North Carolina commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The primary factor affecting this revenue in the first nine months of 1998 was a rate refund and rate reduction arising from settlement of Virginia Power's rate proceedings before the Virginia Commission. See Virginia Rates under Note (I) to CONSOLIDATED FINANCIAL STATEMENTS. In addition this revenue was also affected by customer growth, weather and fuel rates.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Weather - Mild weather in the first quarter of 1998 caused customers to use less electricity for heating. Weather in the third quarter of 1998 was warmer than normal, and this increased use of electricity for cooling. The warm weather in 1998 compared to a mild summer in 1997 has increased sales by $44.7 million in the first nine months of 1998 over sales in the first nine months in 1997.

Customer growth - Sales resulting from new customer connections increased our revenue by $14.7 million and $32.5 million for the three-month and nine-month periods ended September 30, 1998 as compared to the same periods in 1997.

Fuel rates - The decrease in fuel rate revenue is attributable to lower fuel rates that went into effect December 1, 1997 and an additional reduction effective March 1, 1998. These reductions decreased fuel revenues by approximately $43.1 million for the three months ended September 30, 1998 and $92.8 million for the nine months ended September 30, 1998.


Heating and cooling degree-days for the third quarter were as follows:

                                            1998          1997        Normal
                                            ----          ----        ------
         Heating degree days                  6            10           18
         Percentage change compared
           to prior year                  (40.0)%        42.9%

         Cooling degree days              1,148           973        1,072
         Percentage change compared
           to prior year                   18.0%         10.4%

Heating and cooling degree-days for the first nine months were as follows:

                                            1998          1997        Normal
                                            ----          ----        ------
         Heating degree days               2,035         2,334         2,431
         Percentage change compared
           to prior year                   (12.8)%       (14.0)%

         Cooling degree days               1,612         1,282         1,521
         Percentage change compared
           to prior year                    25.7%         (5.0)%

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Customer kilowatt-hour sales changed as follows:

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                        1998 vs. 1997           1998 vs. 1997
                                       --------------          -------------
                                                      Percents
                                                      --------
Residential                                 12.5                     5.8
Commercial                                   6.4                     7.4
Industrial                                   2.1                     1.4
Public street & highway
  lighting                                   1.6                     2.2
Public authorities                            .9                     5.1
Total retail sales                           7.1                     5.4
Wholesale - system                           2.6                      .8
Wholesale - power marketing                249.5                   274.1
Total electric sales                        84.4                    61.2

The overall increase in kilowatt-hour sales reflects the success of Virginia Power's wholesale power marketing efforts and increased sales resulting from customer growth.

Other Revenues

Other revenue includes sales of electricity beyond Virginia Power's service territory, natural gas, nuclear consulting services, energy management services and other revenue. The increase in revenue for the three-month and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, is primarily due to Virginia Power's marketing of electricity and natural gas beyond it's service territory. The wholesale power marketing revenue reflects an increased volume of transactions as well as higher electricity prices during the third quarter of 1998. Wholesale electricity prices were higher during the summer months of 1998 as a result of seasonal demand and temporary shortage of supply in selected markets in which Virginia Power participates.

Fuel, net

Fuel, net increased, as compared to the three-month and nine-month periods ended September 30, 1997, primarily due to the cost of the power marketing and natural gas sales which reflects increased purchases of energy from other wholesale power suppliers and purchases of natural gas.

Purchased Power Capacity, net

Purchased power capacity, net increased for the three-month and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, due to (1) the discontinuance of deferral accounting for such expenses and (2) increased expenses associated with the restructuring of certain contracts. The

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


nine months ended September 30, 1998 was also impacted by the write-off of the deferred capacity expense balance based on the settlement of Virginia Power's rate proceedings before the Virginia Commission. See Virginia Rates under Note
(I) to CONSOLIDATED FINANCIAL STATEMENTS.

Impairment of Regulatory Assets

Impairment of regulatory assets represents the recognition of Virginia Power's settlement of rate proceedings before the Virginia Commission. See Virginia Rates under Note (I) to CONSOLIDATED FINANCIAL STATEMENTS. The amount reported for 1997 represents accelerated cost recovery reserve accruals for expected adjustments to regulatory assets. See Note (P) to CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1997.

Operation and Maintenance

Operations and maintenance increased for the three-month period ended September 30, 1998, as compared to the same period in 1997, primarily due to (1) scheduled maintenance in 1998 at Virginia Power's North Anna Unit 1 nuclear power station,
(2) costs to repair storm damage caused by hurricane Bonnie in 1998, and (3) recognition of employee severance costs from continuing organizational changes.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 1998 decreased primarily due to adjustments to the provision for depreciation and decommissioning expenses for the period March 1, 1997 through June 30, 1998, to reflect terms of Virginia Power's settlement of Virginia rate proceedings. See Virginia Rates under Note (I) to CONSOLIDATED FINANCIAL STATEMENTS.

Taxes other than Income

Taxes other than income increased for the three-month and nine-month periods ended September 30, 1998 primarily due to increased taxes associated with Virginia Power's wholesale power and natural gas marketing business.

Other Income

Other income decreased for the three-month and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, primarily due to unrealized net losses associated with changes in the estimated fair value of natural gas and electricity commodity contracts held for trading purposes. Whether such losses will ultimately be realized is dependent on future movement in commodity prices and the extent to which Virginia Power satisfies

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



sales commitments using available Virginia Power generation and purchased power resources rather than market purchases.

Income Taxes

Income taxes decreased for the nine-month period ended September 30, 1998, as compared to the same period in 1997, primarily as a result of the income tax provisions associated with the rate refund and impairment of regulatory assets resulting from Virginia Power's settlement of Virginia rate proceedings. See Virginia Rates under Note (I) to CONSOLIDATED FINANCIAL STATEMENTS.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

Operating activities resulted in $124.5 million increased cash flow for the nine-month period ended September 30, 1998 as compared to the same period in 1997. This increase was primarily attributable to Virginia Power's wholesale power marketing operation. Internal generation of cash exceeded Virginia Power's capital requirements during the first nine months of 1998 and 1997.

Cash Flows Used in Financing Activities

Cash used in financing activities was as follows:

                                                    Nine Months Ended
                                                       September 30,
                                                 1998                1997
                                                 ----                ----
Issuance of long-term debt                     $ 150.0             $ 270.0
Repayment of short-term debt                    (148.7)             (185.7)
Repayment of long-term debt                     (292.5)             (309.3)
Common stock dividend payments                  (285.7)             (283.9)
Preferred stock dividend payments                (26.7)              (26.8)
Distribution-preferred securities of
 subsidiary trust                                 (8.2)               (8.2)
Other                                             (4.7)               (3.1)
                                               -------             -------
Total                                          $(616.5)            $(547.0)
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

On June 17, 1998, Virginia Power issued $150 million of its 1998 Series A, 7.15% Senior Notes, due June 30, 2038. The proceeds from the sale of these notes and cash provided by operating activities were used to fund second quarter 1998 mandatory maturities totaling $217.5 million. Third quarter mandatory maturities totaled $75 million which were funded using cash provided by operating activities.

Virginia Power has a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $77.5 million at September 30, 1998.

Cash Flows Used in Investing Activities

Cash used in investing activities was as follows:

                                                      Nine Months Ended
                                                         September 30,
                                                    1998                1997
                                                    ----                ----
Utility plant expenditures (excluding AFC-other
   funds)                                          $(300.6)           $(269.9)
Nuclear fuel (excluding AFC-other funds)             (70.2)             (71.2)
Nuclear decommissioning contributions                (37.5)             (27.2)
Purchase of assets                                                      (20.0)
Other                                                 (3.7)               1.6
                                                   -------            -------
Total                                              $(412.0)           $(386.7)
                                                   =======            =======


Investing activities for the first nine months of 1998 resulted in a net cash outflow of $412 million primarily due to the payment of construction expenditures, nuclear fuel expenditures and contributions to nuclear decommissioning trusts. Of the construction expenditures, Virginia Power spent approximately $223.3 million on transmission and distribution projects, $28.8 million on production projects and $48.5 million on support facilities.

Capital Requirements

Virginia Power has filed for approval with the Virginia Commission to construct six combustion turbines to meet a portion of anticipated load growth beginning in the year 2000. Each of the combustion turbines would have a generating capacity of 150 MW for a total combined capacity of 900 MW(summer rating). Total construction cost for the six units is projected to be in the range of $280 to $300 million. Four of the units would be built in Fauquier

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



County, Virginia for use beginning in July 2000. The remaining two units would be built in Caroline County, Virginia for use beginning in July 2001. See Future Sources of Power under PART II.-OTHER INFORMATION for information on the regulatory approval process.

Future Issues

Competition

With reference to the proceeding at the Virginia Commission regarding the establishment of independent system operators (ISOs), regional power exchanges
(RPXs) and retail access pilot programs, Virginia Power filed a report on November 2, 1998, describing the details, objectives and characteristics of its proposed retail access pilot program.

Utility Rate Regulation

For information about Virginia Power's Virginia jurisdictional rate proceeding and settlement thereof, see Virginia Rates under Note (I) TO CONSOLIDATED FINANCIAL STATEMENTS.

Clean Air Act Compliance

As a result of periodic evaluation and planning for compliance with the Clean Air Act's SO2 emissions reduction program, Virginia Power has determined that it may be appropriate to make additional capital expenditures for SO2 emission control equipment during the period 1999 through 2002. Whether this strategy is ultimately adopted could be influenced by near term changes in the regulatory environment, availability of allowances and emission control technology.

In September 1998, the EPA adopted a rule which requires 22 states, including Virginia, North Carolina, and West Virginia to reduce and cap emissions of nitrogen ioxides (NOx) beginning in 2003. NOx is a gaseous by-product of fossil fuel combustion. Significant sources of NOx are automobiles and industrial processes, including fossil- fired electric generation stations.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Although the rule allows each state to determine how to achieve the required reduction in emissions, the caps were calculated based on emission limits for utility boilers. By September 1999, each affected state must develop and submit a plan to the EPA that details how the state will achieve its emission cap. If states adopt the approach suggested by the EPA, it is probable Virginia Power would incur major capital expenditures, in the range of $500 million to $700 million, to install additional emission control equipment. Virginia Power will closely monitor the development of NOx emission cap plans by the various states.

NRC Nuclear Decommissioning Rule

Virginia Power currently meets the Nuclear Regulatory Commission's (NRC) financial assurance for nuclear decommissioning by using external trusts to collect funds for the ultimate decommissioning of Virginia Power's four nuclear power reactors (i.e., sinking fund method). On September 22, 1998, the NRC issued its final Rule on Financial Assurance Requirements for Decommissioning Nuclear Power Reactors (the Final Rule) to be effective November 23, 1998. The Final Rule amends current NRC requirements by limiting the use of the sinking fund method to only that portion of a licensee's collections for decommissioning that are recovered through either traditional cost of service regulation or through non-by passable charges.

The NRC has identified the following alternative methods of providing financial assurance where the sinking fund method is not permitted by the Final Rule:

o    prepayment of a prescribed amount,

o    parent company guarantee,

o purchase of insurance or a surety instrument (e.g., line of credit or letter credit),

o    contractual transfer of the obligation to customers, and

o other mechanisms, as determined by the NRC upon review of the specific circumstances, that provide equivalent financial assurance.

Virginia Power is assessing the extent to which it will be required to use alternative methods of financial assurance under the Final Rule and believes that the sinking fund method will continue to be available for most of its decommissioning obligation.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



DOMINION ENERGY


RESULTS OF OPERATIONS

Net income increased during the third quarter of 1998 as compared to the same period in 1997 primarily due to increased earnings from its power generation businesses.

Net income increased during the nine-month period ended 1998 as compared to the same period in 1997 primarily due to:

o increased earnings in its domestic power business primarily due to the addition of the Kincaid Power Station;

o    increased production in its oil and gas businesses; offset by

o    lower gas prices.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Cash flows from operations for the nine months ended September 30, 1998 decreased by $126.9 million as compared to the same period in 1997 primarily due to a reduction in ownership of a subsidiary that occurred during the third quarter of 1997.

Cash Flows From (Used In) Financing Activities

Cash from (used in) financing activities was as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                   1998                   1997
                                                   ----                   ----
                                                            (Millions)

   Issuance (repayment) of long-term debt       $ 409.2                $(121.8)
   Dividend payment                               (35.9)                 (36.9)
   Other                                           12.1                   16.5
                                                 ------                 ------
   Net cash flows from (used in)
    financing activities                        $ 385.4                $(142.2)
                                                 ======                 ======


During the nine-month period ended September 30, 1998, cash flows from financing activities were $385.4 million primarily due to the issuance of long-term debt to fund the acquisition of the Kincaid Power Station and Archer Resources, Ltd.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Cash Flows Used In Investing Activities

Cash used in investing activities was as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                       1998               1997
                                                       ----               ----
                                                             (Millions)

   Investment in natural gas assets                 $ (25.2)             $(40.8)
   Investment in power generation assets             (113.2)              (14.3)
   Acquisition of business                           (339.0)
   Sale of business                                    52.7
   Notes receivable                                    50.6                 2.7
   Other                                              (81.6)              (22.7)
                                                     ------               -----
   Net cash flows used in investing activities      $(455.7)             $(75.1)
                                                     ======               =====


During the nine-month period ending September 30, 1998, cash flows used in investing activities were $455.7 million primarily due to:

o    the acquisition of Archer Resources, Ltd.;

o    investments in natural gas and power generation assets; offset by,

o proceeds from the sale of Dominion Energy's interest in Texas Cogeneration Company.

Capital Requirements

Dominion Energy and Peoples Energy Corporation plan to develop and operate a jointly-owned electric generating peaking facility near Elwood, Illinois. The facility will have the capacity to generate 600 megawatts of natural gas-fired electric power. The plant is expected to begin operation in early June 1999. The cost of the Elwood facility is estimated at $200 million. Dominion Energy and Peoples Energy Corporation will share equally in the facility's construction costs.

DOMINION CAPITAL

RESULTS OF OPERATIONS

Net income decreased during the third quarter of 1998 as compared to the same period in 1997 primarily due to:

o    loss on sale of non-strategic real estate assets,

o lower contributions from consumer lending operations due to widening spreads in the securitization market, offset by

o    improved strength in commercial lending.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Net income increased during the nine-month period ended September 30, 1998 as compared to the same period in 1997 primarily due to the strong performance from its financial services businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Used In Operating Activities

Cash flows used in operations for the nine months ended September 30, 1998 increased by $210.1 million as compared to the same period in 1997 primarily due to an increase in cash flows used in net mortgage originations and sales.

Cash Flows From Financing Activities

Cash from financing activities was as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                      1998              1997
                                                      ----              ----
                                                           (Millions)


   Issuance of long-term debt                    $ 2,293.1           $ 3,268.9
   Repayment of long-term debt                    (1,924.9)           (3,154.5)
   Issuance of short-term debt                       368.1
   Investment from parent                             99.1               137.0
   Dividend payment                                  (38.9)              (31.4)
   Issuance of intercompany debt                      50.8                 4.1
   Other                                               0.1                (3.3)
                                                   -------             -------
   Net cash flows from financing activities      $   847.4           $   220.8
                                                   =======             =======

During the nine-month period ending September 30, 1998, cash flows from financing activities were $847.4 million primarily due to funding needs for loan originations during the period.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)




Cash Flows Used In Investing Activities

Cash used in investing activities was as follows:

                                                          Nine Months Ended
                                                             September 30,
                                                         1998             1997
                                                         ----             ----
                                                               (Millions)


   Investment in affiliates                         $    10.0
   Loan originations                                 (1,951.4)          $(706.5)
   Repayments of loan originations                    1,377.9             696.9
   Purchase of securities                               (27.1)           (127.4)
   Proceeds from sale of securities                      34.3              83.4
   Acquisition of business, net of cash                                   (96.1)
   Other                                                 (3.1)            (23.1)
                                                       ------            ------
   Net cash flows used in investing activities      $  (559.4)          $(172.8)
                                                     ========            ======


During the nine-month period ended September 30, 1998, cash flows used in investing activities were $559.4 million primarily due to an increase in loan originations.

FUTURE ISSUES

On November 3, 1998,  Dominion Capital entered into a senior  unsecured  364-day
$400 million revolving credit agreement with The Chase Manhattan Bank as Administrative Agent, and various other lenders. The credit agreement will be used by Dominion Capital for general corporate purposes including providing liquidity to support commercial paper.

                            DOMINION RESOURCES, INC.
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK



MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Dominion Resources is subject to market risk as a result of its use of various financial instruments, derivative financial instruments and derivative commodity instruments. Interest rate risk generally is associated with Dominion Resources' and its subsidiaries' outstanding debt as well as its commercial, consumer, and mortgage lending activities. Currency risk exists principally through Dominion Resources' investments in the United Kingdom, Canada and some debt denominated in European currencies associated with Dominion Resources subsidiary's investment in South America. Dominion Resources is exposed to equity price risk through various portfolios of equity securities.

Dominion Resources uses derivative commodity instruments to hedge exposures of underlying electric, gas production, and gas procurement operations and is also involved in trading activities, which also use these instruments.

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

Electric and Gas Commodity Price Risk Trading Activities

The use of electric and gas futures and derivative commodity contracts through Virginia Power's wholesale power trading operation has significantly increased during the first nine months of 1998.

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

Virginia Power has determined a hypothetical loss by calculating a hypothetical fair value for each of Virginia Power's contracts assuming a 10% unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at September 30, 1998. This hypothetical 10% change in commodity prices would have resulted in a hypothetical loss of approximately $7.3 million in the fair value of Virginia Power's natural gas and electricity commodity contracts as of September 30, 1998.

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

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

VIRGINIA POWER

As previously reported, Doswell Limited Partnership filed suits against Virginia Power in the Circuit Court of the City of Richmond and the United States District Court for the Eastern District of Virginia alleging Virginia Power breached two power purchase agreements. These matters have been settled and suits dismissed.


ITEM 5.  OTHER INFORMATION

VIRGINIA POWER

Regulation

Virginia

See Future Issues-Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information on Virginia Power's filing concerning its retail access pilot program.

On October 30, 1998, Virginia Power and Virginia Power Services, Inc. (VPS) filed an Application for Approval of Affiliate Transactions with the Virginia Commission which, among other matters, notified the Commission of the addition of two of VPS's wholly-owned subsidiaries, Virginia Power Services Energy Corp., Inc.(VPSE) and Virginia Power Energy Marketing, Inc. (VPEM) to the Affiliate Services Agreement approved by the Commission in its Order Granting Approval, Case No. 970007, dated September 3, 1997. VPS is a wholly-owned subsidiary of Virginia Power which was formed as a holding company to engage in certain unregulated businesses. Contemporaneously with the above filing, VPEM and VPSE each filed an Application for Approval of Affiliate Transactions seeking Commission approval of certain transfer and operating agreements to be entered into with Virginia Power.

If approved by the Commission, certain gas and oil inventories currently held by Virginia Power will be transferred to VPSE together with certain contracts relating to the transportation and storage of such assets. In addition, VPSE will provide to Virginia Power certain fuel support services, including procurement, storage, transportation and risk management services, in connection with the natural gas and oil inventory used by Virginia Power to fuel its generation projects (the Fuel Services). VPEM will act as agent for VPSE in providing the Fuel Services to Virginia Power and will provide similar services to third parties. Also, upon approval by the Commission, certain gas and oil inventories currently held by Virginia Power will be transferred to VPEM together with certain contracts, including contracts governing the purchase, sale, transportation and storage of fuel and derivative and swap transactions.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)



FERC

Regarding the LG&E Westmoreland Southampton (Southampton) proceedings, in May 1998, FERC denied a rehearing, granted the clarification and accepted Southampton's 1992 rates subject to a refund to Virginia Power. In June 1998, Southampton and Virginia Power each filed separate requests for rehearing. On July 13, 1998, FERC granted both rehearing requests. On August 7, 1998, the parties reached a settlement in principle. On October 13, 1998, the final settlement was filed with FERC for its acceptance.

Rates

Virginia

On August 7, 1998, the Virginia Commission approved the settlement of the consolidated proceeding before the Virginia Commission concerning Virginia Power's 1995 Annual Informational Filing. See Note (I) to CONSOLIDATED FINANCIAL STATEMENTS.

On October 19, 1998, Virginia Power filed an application with the Virginia Commission for an increase of $55 million in fuel rates to become effective December 1, 1998. A hearing is scheduled for November 30, 1998.

On September 11, 1998, Virginia Power filed its application with the Virginia Commission to modify its cogeneration and small power production rates under
Schedule 19. A hearing is scheduled for December 16, 1998.

FERC

In reference to the Standards of Conduct filed in compliance with FERC's Order No. 889-A, on September 29, 1998, FERC accepted Virginia Power's revised Standards of Conduct subject to minor modifications, which were agreed to by Virginia Power.

Future Sources Of Power

On August 11, 1998, Virginia Power filed an application with the Virginia Commission for a Certificate of Public Convenience and Necessity to install five gas-fired turbine generator units. On October 21, 1998, Virginia Power filed for approval of another gas-fired turbine generator unit in addition to the five proposed in August. Four units would be built in Fauquier County for commercial operation to commence on or about July 1, 2000 and the remaining two units would be built in Caroline County for commercial operation on or about July 1, 2001.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)



The Commission Staff filed a Motion seeking a ruling as to whether the Rules Governing the Use of Bidding Programs to Purchase Electricity from Other Power Suppliers were applicable to Virginia Power's filings. On October 20, 1998, the Commission issued an Order setting a hearing for January 5, 1999 to decide if the Bidding Rules are applicable and, if so, whether Virginia Power should be granted an exemption from them.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                     Exhibits:

            11-         Statement  re:   computation   of  per  share   earnings
                        (included in this Form 10-Q on page 3).

            27-         Financial Data Schedule (filed herewith).


(b)                     Reports on Form 8-K

                        Dominion Resources filed a report on Form 8-K, dated August 10, 1998, relating to its wholly owned subsidiary, Virginia Power's Final Order approving the pending rate settlement with the Virginia State Corporation Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DOMINION RESOURCES, INC.
                                        Registrant




                               BY    (S) EDGAR M. ROACH, JR.
                                  ----------------------------
                                       Edgar M. Roach, Jr.
                                    Executive Vice President
                                    (Chief Financial Officer)

November 10, 1998