Form 10-K405
period 1998-12-31
DOMINION RESOURCES INC /VA/
filed 1999-03-01
CIK 715957

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-K
                                ---------------
       (MARK ONE)
          ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

        (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ---------  TO ---------

                         COMMISSION FILE NUMBER 1-8489
                           -------------------------
                           DOMINION RESOURCES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      VIRGINIA                                     54-1229715
                (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NO.)
                INCORPORATION OR ORGANIZATION)

                 120 TREDEGAR STREET
                 RICHMOND, VIRGINIA                                  23219
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                (804) 819-2000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------ ------------------------------------------
  Common Stock, no par value   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $8,679,803,841 based on the closing price of our Common Stock on January 29, 1999, as reported on the composite tape by The Wall Street Journal.


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



             CLASS              OUTSTANDING AT JANUARY 31, 1999
  Common Stock, no par value             193,962,097

                      DOCUMENTS INCORPORATED BY REFERENCE:


   (a) Portions of the 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference in Parts I, II and IV hereof.

     (b) Portions of the 1999 Proxy Statement, dated March 1999, are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DOMINION RESOURCES, INC.



   ITEM                                                                                                  PAGE
  NUMBER                                                                                                NUMBER
----------                                                                                             -------
                                                   PART I
       1.  Business
           The Company ...............................................................................     1
           Dominion Capital ..........................................................................     1
           Dominion Energy ...........................................................................     1
           Virginia Power ............................................................................     2
           Competition ...............................................................................     2
           Regulation ................................................................................     3
           Rates .....................................................................................     5
           Sources of Power ..........................................................................     7
           Interconnections ..........................................................................     9
           Capital Requirements and Financing Program ................................................    10
       2.  Properties ................................................................................    10
       3.  Legal Proceedings .........................................................................    10
       4.  Submission of Matters to a Vote of Security Holders .......................................    10
           Executive Officers of the Registrant ......................................................    11
                                                   PART II
       5.  Market for the Registrant's Common Equity and Related Stockholder Matters .................    11
       6.  Selected Financial Data ...................................................................    12
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....    12
    7A.    Quantitative and Qualitative Disclosures About Market Risk ................................    12
       8.  Financial Statements and Supplementary Data ...............................................    12
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......    12
                                                  PART III
      10.  Directors and Executive Officers of the Registrant ........................................    12
      11.  Executive Compensation ....................................................................    12
      12.  Security Ownership of Certain Beneficial Owners and Management ............................    12
      13.  Certain Relationships and Related Transactions ............................................    13
                                                   PART IV
      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................    13

                                    PART I


                               ITEM 1. BUSINESS
                                  THE COMPANY

     Dominion Resources, Inc. (Dominion Resources), a diversified utility holding company, has its principal office at 120 Tredegar Street, Richmond, Virginia 23219, telephone (804) 819-2000. Its principal subsidiary is Virginia Electric and Power Company, a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy in Virginia and northeastern North Carolina. Its other major subsidiaries are Dominion Capital, Inc., its diversified financial services company, and Dominion Energy, Inc., its independent power and natural gas subsidiary.

     Dominion Resources was incorporated in 1983 as a Virginia corporation. Dominion Resources and its subsidiaries had 11,033 full-time employees as of December 31, 1998. Dominion Resources is currently exempt from registration as a holding company under the Public Utility Holding Company Act of 1935.

     Dominion Resources also owns and operates a 365 Mw natural gas fired generating facility in the United Kingdom.


RECENT DEVELOPMENTS

     On February 19, 1999, Dominion Resources and Consolidated Natural Gas Company (CNG) entered into an Agreement and Plan of Merger whereby CNG will merge into Dominion Resources, with Dominion Resources being the surviving corporation. The CNG shareholder will receive 1.52 shares of Dominion Resources common stock for each CNG share. At signing, the transaction was valued at $6.3 billion. Headquarters will remain in Richmond, Virginia. Each company's Board of Directors has approved the merger; however, the following remaining approvals must be obtained: shareholder approval by each company; various federal and state regulatory approvals; opinions of counsel on the tax-free nature of the merger and letters of independent certified public accountants that the merger will qualify as a pooling of interests for accounting purposes. The companies anticipate the transaction can be completed in about twelve months. For a more detailed description of the merger, see: (1) the Agreement and Plan of Merger, attached as Exhibit 2(ii) and (2) the Press Release, attached as Exhibit 99, each exhibit filed as a part of this 1998 Form 10-K.

     On July 27, 1998, Dominion Resources sold East Midlands Electricity plc, the principal operating subsidiary of Dominion Resources' United Kingdom holding company, Dominion U.K. Holding, Inc. East Midlands is principally an electricity supply and distribution company serving more than 2.3 million homes and businesses in the East Midlands region of the United Kingdom. PowerGen plc acquired East Midlands in a transaction valued at $3.2 billion. Dominion Resources recorded an after-tax gain on the sale of $200.7 million in the third quarter of 1998.


                                DOMINION CAPITAL

     Dominion Capital is a diversified financial services company with several operating subsidiaries in the commercial lending, merchant banking and residential lending business. Its principal subsidiaries are First Source Financial, LLP, First Dominion Capital LLC and Saxon Mortgage, Inc. Dominion Capital also owns a 46 percent interest in Cambrian Capital LLP.

     First Source Financial provides cash-flow and asset-based financing to middle-market companies seeking to expand, recapitalize or undertake buyouts. First Dominion Capital is an integrated merchant banking and asset management business located in New York. Saxon Mortgage and its affiliates originate and securitize home equity and mortgage loans to individuals. Cambrian Capital provides financing to small and mid-sized independent oil and natural gas producers undertaking acquisitions, refinancings and expansions.

     For information regarding a future competitive market, see Future Issues -- DOMINION CAPITAL under MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION (MD&A) on page 31 of the 1998 Annual Report to Shareholders.


                                DOMINION ENERGY

     Dominion Energy is active in the competitive electric power generation business and in the development, exploration and operation of oil and natural gas reserves. Dominion Energy is involved in power projects in five states, Argentina, Bolivia, Belize and Peru. Domestic power projects include the Kincaid Power Station, a 1,108 Mw coal fired station in Central Illinois; a 600 Mw gas fired peaking facility under construction in Central Illinois; two geothermal projects and one solar project in California; four small hydroelectric projects in New York; a waste coal-fueled project in West Virginia and a waste wood- and coal-fueled project in Maine. International power projects include one hydroelectric and one gas-fired project in Argentina, two hydroelectric projects in Bolivia, a run-of-river hydroelectric project in Belize and two hydroelectric projects and six diesel oil-fueled projects in Peru. Dominion Energy is also involved in oil and natural gas development and exploration in Canada, the Appalachian Basin, the Michigan Basin, the Illinois Basin, the Black Warrior Basin, the Uinta Basin, the Gulf Coast and the Mid-Continent, and owns net proved oil and natural gas reserves in key regions of the United States and Canada.

     For information regarding a future competitive market, see Future Issues -- DOMINION ENERGY under MD&A on page 31 of the 1998 Annual Report to Shareholders. For information regarding nitrogen oxide requirements, see Dominion Energy -- CAPITAL REQUIREMENTS under MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on page 38 of the 1998 Annual Report to Shareholders.


                                 VIRGINIA POWER

     Virginia Electric and Power Company is a public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. Virginia Power supplies energy at retail to approximately two million customers and sells electricity at wholesale to rural electric cooperatives, power marketers and certain municipalities. The term "Virginia Power" refers to the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations and all of its subsidiaries.

     In Virginia it trades under the name "Virginia Power." The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for over 80 percent of its population. In North Carolina it trades under the name "North Carolina Power" and serves retail customers located in the northeastern region of the state, excluding certain municipalities. Virginia Power also engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas, and is developing trading relationships beyond the geographic limits of its retail service territory. Electric operations principal regulators are the Federal Energy Regulatory Commission (FERC), the State Corporation Commission of Virginia (the Virginia Commission) and the North Carolina Utilities Commission (the North Carolina Commission).

     Various factors are currently affecting the electric utility industry in general, including increasing competition and related regulatory changes, costs to comply with environmental regulations, and the potential for new business opportunities outside of traditional rate-regulated operations. To meet the challenges of this new competitive environment, Virginia Power continues to consider new business opportunities, particularly those which allow it to use the expertise and resources developed through its regulated utility experience. Over the past several years Virginia Power has developed a broad array of "non-traditional" products and services. Examples of non-traditional services include wholesale power marketing and telecommunications. Virginia Power also markets services to other utilities in areas such as nuclear consulting and management and power distribution (i.e., transmission, distribution, engineering and metering services). Virginia Power is continuing to focus on new and existing programs to enhance customer satisfaction and energy efficiency.


COMPETITION

     For most of this century, the structure of the electric industry in Virginia Power's service territory and throughout the United States has been relatively stable. Recently, however, there have been both federal and state developments toward less regulation and increased competition. Electric utilities have been required to open up their transmission systems for non-discriminatory use by potential wholesale competitors. In addition, non-utility power marketers now compete with electric utilities in the wholesale generation market. At the federal level, retail competition is under consideration. Some states, including Virginia, have enacted legislation requiring retail competition.

     Currently, as in the past, there is no general retail competition in Virginia Power's principal service area. Today Virginia Power's only competition for retail sales is if certain of Virginia Power's business customers move into another utility service territory, use other energy sources instead of electric power, or generate their own electricity. However, Virginia has adopted legislation requiring retail competition beginning in 2002 and North Carolina is considering implementing retail competition. To the extent that competition is permitted, Virginia Power's ability to sell power at prices that will allow it to recover prudently incurred costs may be an issue.

     The Virginia General Assembly is actively considering in its current session, legislative proposals that would address more specifically the timetable for retail competition in the state; deregulation of the generation of electricity; transfer of management and control of transmission systems to a regional transmission entity; recovery of prudently incurred stranded costs and consumer protection issues. Additionally, Virginia Power is in the process of developing a retail access pilot program for implementation in Virginia.

     Virginia Power continues to participate actively in both the legislative and regulatory processes relating to industry restructuring in an effort to ensure an orderly transition from a regulated environment. Virginia Power has also responded to the trends toward competition by cutting costs, re-engineering its core business processes and pursuing innovative approaches to servicing traditional and future markets. In addition, Virginia Power is developing certain "non-traditional" products and services as described above in an effort to provide growth in future earnings.

     For a further review of Virginia Power's changing industry see Future Issues -- VIRGINIA POWER under MD&A on pages 28 through 31 of the 1998 Annual Report to Shareholders.


REGULATION

      GENERAL

     The Virginia Commission and the North Carolina Commission regulate Virginia Power's rates for retail electric sales within their respective states. FERC approves Virginia Power's rates for electric sales to wholesale customers. A discussion of rate related matters is in the section below entitled RATES.

     In addition to rates, many other aspects of Virginia Power's business are presently subject to regulation by the Virginia Commission, the North Carolina Commission, FERC, the Environmental Protection Agency (EPA), the Department of Energy (DOE), the Nuclear Regulatory Commission (NRC), the Army Corps of Engineers and other federal, state and local authorities.

     Virginia Power holds certificates of public convenience and necessity issued by the Virginia Commission and the North Carolina Commission authorizing it to construct and operate the electric facilities now in operation for which certificates are required, and to sell electricity to retail customers. However, Virginia Power may not construct, or incur financial commitments for construction of, any substantial generating facilities or large capacity transmission lines without the prior approval of various state and federal governmental agencies.

     The following sections discuss various regulatory proceedings in which Virginia Power is or has recently been involved. Rate specific proceedings are discussed separately in the section below entitled RATES.


     VIRGINIA

     Virginia Power is subject to the jurisdiction of the Virginia Commission, which has broad powers of supervision and regulation over public utilities, including rates, service regulations and sales of securities. Specific recent proceedings include the following.

     On March 21, 1998, the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators (ISO's), regional power exchanges (RPX's) and retail access pilot programs. The Order directed all investor-owned electric utilities to begin work, in conjunction with the Virginia Commission Staff and other interested stakeholders, to develop one or more ISO's and RPX's to serve the public interest in Virginia. In addition, the Order instructed Virginia Power and AEP-Virginia, as the Commonwealth's two largest investor-owned utilities, each to design and file a retail access pilot program. In response to the Order, Virginia Power filed a report describing the details, objectives and characteristics of its proposed retail access pilot. For more details on the proposed retail access pilot program, see Future Issues -- COMPETITION -- REGULATORY INITIATIVES under MD&A on page 29 of the 1998 Annual Report to Shareholders.

     Virginia Power has sought approval from the Virginia Commission for the construction of four gas fired turbine generators in Virginia and are soliciting bids in accordance with the Virginia Commission's Order dated January 14, 1999. Virginia Power has obtained the applicable zoning permits for the construction of the generators and has applied for other required environmental permits.

     On January 28, 1999, the Virginia Commission issued an order approving the addition of two wholly-owned subsidiaries of Virginia Power Services, Inc., namely Virginia Power Services Energy Corp., Inc. (VPSE) and Virginia Power Energy Marketing, Inc. (VPEM), to the Affiliate Services Agreement approved by the Virginia Commission in its Order dated September 3, 1997. In connection with the organization of VPSE and VPEM, the Virginia Commission issued two related orders approving transfer of certain contracts relating to the storage, transportation, procurement and management of Virginia Power's natural gas and oil inventory to these subsidiaries.

  FERC

     The Federal Power Act subjects Virginia Power to regulation by FERC as a company engaged in the transmission or sale of wholesale electric energy in interstate commerce. The Energy Policy Act of 1992 (EPACT) and FERC's subsequent rulemaking activities allow FERC to order access for third parties to transmission facilities owned by another entity. This authority is limited, however, and does not permit FERC to issue orders requiring transmission access to retail customers. FERC has issued orders for third-party transmission service. FERC also issued a number of rules of general applicability, including Orders 888 and 889.

     Pursuant to FERC's final rules, Virginia Power established an open access same-time information system (OASIS) which became operational in January 1997. In addition, in July 1997 Virginia Power filed amendments to its existing rate tariff with FERC so that Virginia Power could make wholesale power sales at market-based rates. Under a FERC order conditionally accepting Virginia Power's market-based rate schedule, Virginia Power began making market-based sales of wholesale power in 1997. FERC set for hearing the issue of whether transmission constraints limiting the transfer of power into Virginia Power's service territory would provide Virginia Power with generation dominance in local markets. This issue was resolved through FERC's acceptance of an offer of settlement in which Virginia Power agreed to refrain from making sales under its market-based tariff to loads located within its service territory. This settlement did not preclude Virginia Power from requesting FERC authorization of such sales in the future, but until such authorization has been granted by FERC, agreements by Virginia Power to sell wholesale power to loads located within its service territory are to be at cost-based rates accepted by FERC.

     On November 6, 1998, Virginia Power, along with American Electric Power
(AEP), First Energy Corp. and Consumers Energy announced their agreement to move forward on a proposal to prepare a FERC filing to establish a regional transmission organization. For more detail on this proposal, see the INTERCONNECTIONS section below.

     LG&E Westmoreland Southhampton (Southhampton) has requested waivers of FERC operating requirements with respect to its cogeneration facility in Franklin, Virginia. Virginia Power has previously reported the existence and history of this proceeding. The parties have reached a settlement, which was accepted by FERC in December 1998.


      ENVIRONMENTAL

     Virginia Power faces substantial regulation and compliance costs with respect to environmental matters. For a discussion of significant aspects of these matters, including planned capital expenditures in 1999 relating to environmental compliance, see Future Issues -- ENVIRONMENTAL MATTERS and GLOBAL CLIMATE CHANGE under MD&A on pages 30 and 31 of the 1998 Annual Report to Shareholders.

     From time to time Virginia Power may be identified as a potentially responsible party (PRP) with respect to a superfund site. EPA (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other and seek reimbursement from their insurance companies. As a result of the Superfund Act or other laws or regulations regarding the remediation of waste, Virginia Power may be required to expend amounts on remedial investigations and actions. Virginia Power does not believe that any currently identified sites will result in significant liabilities. For a discussion of certain remediation efforts see ENVIRONMENTAL MATTERS under Note T to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 52 of the 1998 Annual Report to Shareholders.

     In accordance with applicable Federal and state environmental laws, we have applied for or obtained the necessary environmental permits material to the operation of our generating stations. Many of these permits are subject to re-issuance and continuing review.


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

     One of the issues associated with operation and decommissioning of nuclear facilities is disposal of spent nuclear fuel. The Nuclear Waste Policy Act of 1982 required the Federal Government to make available by January 31, 1998 a permanent repository for high-level rediocative waste and spent fuel. To date, no such repository is available.

     In July 1995, the Virginia Commission instituted an investigation regarding spent nuclear fuel disposal. As directed, Virginia Power and others filed comments on legal and public policy issues related to spent nuclear fuel storage and disposal. In February 1996, the Commission Staff filed its Report recommending that adoption of a definitive policy on spent nuclear fuel disposal issues be delayed pending the outcome of litigation against DOE concerning spent nuclear fuel acceptance, the outcome of proposed federal legislation concerning development of an interim storage facility and development of a vision of the likely outcome of the electric utility industry's restructuring efforts. The Virginia Commission consolidated the proceeding with Virginia Power's pending fuel cost recovery proceeding in October 1996. On March 20, 1997, the Virginia Commission returned the spent nuclear fuel disposal issue to a separate proceeding. No procedural order has been issued, but the proceeding is pending.

     In response to DOE's insufficient progress towards a permanent repository for spent nuclear fuel, in January 1997, Virginia Power and numerous other electric utilities requested the United States Court of Appeals for the District of Columbia Circuit (the DC Circuit) to order DOE to begin accepting the utilities' spent nuclear fuel for disposal by January 31, 1998. In November 1997, the DC Circuit found that DOE's obligation to begin accepting spent nuclear fuel by the deadline is "unconditional" and that DOE may not excuse its delay on the grounds that delays were unavoidable. In February 1998, Virginia Power and other electric utilities requested the DC Circuit to require DOE to begin moving spent nuclear fuel, prohibit DOE from using the Nuclear Waste Fund to pay damages and relieve utilities of their obligation to pay Nuclear Waste Fund fees unless and until DOE complies with its obligations. In May 1998, the DC Circuit refused to require DOE to begin moving spent nuclear fuel and found that utilities should pursue their remedies under their spent nuclear fuel contracts with DOE. In November 1998, the U.S. Supreme Court denied DOE's request for review of the DC Circuit's decisions.

     When Virginia Power's nuclear units cease to operate, Virginia Power will be obligated to decontaminate the facilities. This process is referred to as decommissioning and Virginia Power is required by the NRC to prepare for it financially. For information on compliance with NRC financial assurance requirements, see Future Issues -- NRC NUCLEAR DECOMMISSIONING RULE under MD&A and Note B to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on pages 31 and 40 of the 1998 Annual Report to Shareholders.


RATES

     Virginia Power electric service sales for 1998 included 64.3 million megawatt-hours of retail sales and 4.5 million megawatt-hours of sales to wholesale requirement contract customers were:



                                                                            1998
                                                                    ---------------------
                                                                      PERCENT    PERCENT
                                                                        OF         OF
                                                                     REVENUES   KWH SALES
                                                                    ---------- ----------
  Virginia retail:
   Non-Governmental customers ......... Virginia Commission              81%        77%
   Governmental customers ............. Negotiated Agreements            10         13
  North Carolina retail ............... North Carolina Commission         5          5
  Wholesale * ......................... FERC                              4          5
                                                                         --         --
                                                                        100%       100%
                                                                        ===        ===

---------
* Excludes power marketing sales which are also subject to FERC regulation.

     Substantially all of Virginia Power's electric service sales are currently subject to recovery of changes in fuel costs either through fuel adjustment factors or periodic adjustments to base rates, each of which requires prior regulatory approval.

     Where cost-based rates are in effect, each of these jurisdictions has the authority to disallow recovery of costs it determines to be excessive or imprudently incurred. Various cost items may be reviewed on occasion, including costs of constructing or modifying facilities, on-going purchases of capacity or providing replacement power during generating unit outages.


       FERC

     Recent FERC proceedings relating to Virginia Power rates include:

     o In compliance with FERC's Order 889, on January 3, 1997, Virginia Power filed its Procedures For Standards of Conduct for Unbundled Transmissions and Wholesale Merchant Function (Standards of Conduct) effective on that date. In July 1997, Virginia Power filed several amendments to the Standards of Conduct in compliance with FERC's Order 889-A. On September 29, 1998, FERC accepted Virginia Power's revised Standards of Conduct with only some minor modifications.

     o On September 11, 1997, FERC authorized Virginia Power to make wholesale power sales under its Market-Based Sales Tariff, but set a hearing to consider the effect of transmission constraints on its ability to exercise generation market power in localized areas within its service territory. Based upon a settlement in principle reached by the participants, the hearing schedule was suspended and Virginia Power was directed to file a formal Offer of Settlement by May 11, 1998. The participants subsequently filed a formal Offer of Settlement that was accepted by FERC in January 1999. Under the Offer of Settlement, Virginia Power agreed to refrain from wholesale power sales under its Market-Based Sales Tariff to loads located within its service territory. This settlement did not preclude Virginia Power from requesting FERC authorization of such sales in the future, but until such authorization has been granted by FERC, agreements by Virginia Power to sell wholesale power to loads located within its service territory must be at cost-based rates accepted by FERC.


      VIRGINIA

     Recent Virginia proceedings related to Virginia Power rates include:

     o On June 8, 1998, Virginia Power, the Staff of the Virginia Commission, the office of the Virginia Attorney General, the Virginia Committee for Fair Utility Rates and the Apartment and Office Building Association of Metropolitan Washington agreed to settle pending rate proceedings before the Virginia Commission. The Virginia Commission, by Order dated August 7, 1998, approved the settlement with only a minor redistribution of the agreed rate reduction among customer classes. The settlement defines a new regulatory framework for Virginia Power's transition to retail competition. For provisions of the settlement, see Note R to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 50 of the 1998 Annual Report to Shareholders.

     o On October 31, 1997, Virginia Power filed with the Virginia Commission an application for a reduction of $45.6 million in fuel cost recovery factor for the period December 1, 1997 through November 30, 1998. The reduction became effective on an interim basis on December 1, 1997. Subsequently, as a result of amendments to two non-utility power purchase contracts, Virginia Power proposed two additional reductions of approximately $30.2 million and $18 million for the same period, bringing the total proposed fuel factor reduction to $93.8 million. Both additional reductions were approved on an interim basis, effective March 1, 1998. On April 24, 1998, the Virginia Commission approved the decrease in the fuel factor effective May 1, 1998.

     o On September 11, 1998, Virginia Power filed an application with the Virginia Commission to modify cogeneration and small power production rates under Schedule 19. An evidentiary hearing was held on this matter February 24, 1999.

     o On October 19, 1998, Virginia Power filed an application with the Virginia Commission for an increase of $55 million in fuel rates. The increase was approved effective December 1, 1998.


      NORTH CAROLINA

     Recent North Carolina proceedings related to its rates include:

     o On November 6, 1998, Virginia Power filed for approval of a new Schedule 19 which governs purchases from cogenerators and small power producers. Virginia Power proposed shortening the maximum term of contracts under Schedule 19 to three years. A public hearing took place on February 2, 1999. All proposed orders will be filed by March 12, 1999.

     o On September 11, 1998, Virginia Power filed an application with the North Carolina Commission for a $1.4 million increase in fuel rates. On December 23, 1998, the North Carolina Commission approved the request for a Fuel Charge Adjustment. This increased the annual fuel rates and charges paid by the retail customers of North Carolina Power effective January 1, 1999.

SOURCES OF POWER

      VIRGINIA POWER GENERATING UNITS



                                                                               TYPE             SUMMER
                                                              YEARS             OF            CAPABILITY
           NAME OF STATION, UNITS AND LOCATION              INSTALLED          FUEL               MW
--------------------------------------------------------   -----------   ----------------   -------------
Nuclear:
 Surry Units 1 & 2, Surry, Va ..........................   1972-73           Nuclear              1,602
 North Anna Units 1 & 2, Mineral, Va ...................   1978-80           Nuclear          1,790 (a)
                                                                                              ---------
   Total nuclear stations ..............................                                          3,392
                                                                                              ---------
Fossil Fuel:
 Steam:
   Bremo Units 3 & 4, Bremo Bluff, Va ..................   1950-58            Coal                  227
   Chesterfield Units 3-6, Chester, Va .................   1952-69            Coal                1,250
   Clover Units 1 & 2, Clover, Va ......................   1995-96            Coal             882 (b)
   Mt. Storm Units 1-3, Mt. Storm, W. Va ...............   1965-73            Coal                1,587
   Chesapeake Units 1-4, Chesapeake, Va ................   1953-62            Coal                  595
   Possum Point Units 3 & 4, Dumfries, Va ..............   1955-62            Coal                  322
   Yorktown Units 1 & 2, Yorktown, Va ..................   1957-59            Coal                  326
   Possum Point Units 1, 2, & 5, Dumfries, Va ..........   1948-75             Oil                  929
   Yorktown Unit 3, Yorktown, Va .......................   1974             Oil & Gas               818
   North Branch Unit 1, Bayard, W. Va ..................   1994            Waste Coal           74 (c)
Combustion Turbines:
 35 units (8 locations) ................................   1967-90          Oil & Gas             1,019
Combined Cycle:
 Bellmeade, Richmond, Va ...............................   1991             Oil & Gas               230
 Chesterfield Units 7 & 8, Chester, Va .................   1990-92          Oil & Gas               397
                                                                                              ---------
   Total fossil stations ...............................                                          8,656
                                                                                              ---------
Hydroelectric:
 Gaston Units 1-4, Roanoke Rapids, N.C .................   1963           Conventional              225
 Roanoke Rapids Units 1-4, Roanoke Rapids, N.C .........   1955           Conventional               99
 Other .................................................   1930-87        Conventional                3
 Bath County Units 1-6, Warm Springs, Va ...............   1985          Pumped Storage       1,260 (d)
                                                                                              ---------
   Total hydro stations ................................                                          1,587
                                                                                              ---------
   Total generating unit capability ....................                                         13,635
Net Purchases ..........................................                                          1,230
Non-Utility Generation .................................                                          3,285
                                                                                              ---------
   Total Capability ....................................                                         18,150
                                                                                              =========

---------
(a) Includes an undivided interest of 11.6 percent (208 Mw) owned by ODEC.

(b) Includes an undivided interest of 50 percent (441 Mw) owned by ODEC.

(c) This unit was placed in cold reserve status January 25, 1996.

(d) Reflects the Virginia Power's 60 percent undivided ownership interest in the 2,100 Mw station. A 40 percent undivided interest in the facility is owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc (AE).

     Virginia Power's highest one-hour integrated service area summer peak demand was 15,399 Mw on July 22, 1998, and an all-time high one-hour integrated winter peak demand of 14,910 Mw was reached on February 5, 1996.

     ENERGY USED AND FUEL COSTS

     System energy output by energy source and the average fuel cost for each are shown below. Fuel cost is presented in mills (one tenth of one cent) per kilowatt hour.



                                          1998                   1997                   1996
                                  --------------------   --------------------   --------------------
                                   SOURCE       COST      SOURCE       COST      SOURCE       COST
                                  --------   ---------   --------   ---------   --------   ---------
 Nuclear (*) ..................       33%        4.71        34%        4.52        32%        4.48
 Coal (**) ....................       42        13.21        40        13.54        38        14.32
 Oil ..........................        3        22.52         1        26.32         1        27.75
 Purchased power, net .........       19        21.85        23        21.54        27        21.99
 Other ........................        3        27.27         2        30.65         2        26.98
                                      --                     --                     --
   Total ......................      100%                   100%                   100%
                                     ===                    ===                    ===
   Average fuel cost ..........                 12.71                  12.67                  13.47

---------
(*) Excludes ODEC's 11.6 percent ownership interest in the North Anna Power Station.

(**)  Excludes ODEC's 50 percent ownership interest in the Clover Power
Station.


      NUCLEAR OPERATIONS AND FUEL SUPPLY

     In 1998, Virginia Power's four nuclear units achieved a combined capacity factor of 91.7 percent.

     Virginia Power utilizes both long-term contracts and spot purchases to support its needs for nuclear fuel. Virginia Power continually evaluates worldwide market conditions in order to ensure a range of supply options at reasonable prices. Current agreements, inventories and spot market availability will support current and planned fuel supply needs for fuel cycles into the early 2000's. Beyond that period, additional fuel will be purchased as required to ensure optimum cost and inventory levels.

     DOE did not begin the acceptance of spent fuel in 1998 as specified in Virginia Power's contract with DOE. However, on-site spent nuclear fuel pool and dry container storage at the Surry and North Anna Power Stations spent fuel pool and dry container storage is expected to be adequate for Virginia Power's needs until DOE begins accepting spent fuel.

     For details on NUCLEAR INSURANCE, see Note T to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 52 of the 1998 Annual Report to Shareholders.


      FOSSIL OPERATIONS AND FUEL SUPPLY

     Virginia Power's fuel mix consists of coal, oil and natural gas. During 1998, Virginia Power burned approximately 14 million tons of coal. Virginia Power utilizes both long-term contracts and spot purchases to support its coal needs. Virginia Power presently anticipates sufficient supplies of coal will be available at reasonable prices for the next 5 to 10 years. A sufficient supply of oil and natural gas is expected over the same period with stable prices.

     Virginia Power uses natural gas as needed throughout the year for three combined-cycle units and at several combustion turbine units. For winter usage at the combined cycle sites, gas is purchased and stored during the summer and fall and consumed during the colder months when gas supplies may not be available. Virginia Power has firm transportation contracts for the delivery of gas to these combined cycle units.


      PURCHASES AND SALES OF ENERGY

     Virginia Power purchases electricity under long-term contracts with other suppliers to meet a portion of its own system capacity requirements, as well as for short-term sales transactions in the eastern United States. In addition to wholesale electric power transactions, it also actively participates in the purchase and sale of natural gas in the open market.

     From the mid-1980's until the start of the 1990's, Virginia Power entered into a number of long-term purchase contracts for electricity with both utility and non-utility generators. At the end of 1999, 900 Mw of these purchases from other utilities will end, and by the first quarter of 2000, an additional 200 Mw of diversity exchange transactions will be suspended. However, Virginia Power continues to have contracts with 55 non-utility generators with a combined dependable summer capacity of 3,285 Mw. During 1998, Virginia Power entered into a long-term agreement to purchase 560 Mw of electricity for sale to the wholesale market from two of three generating units at a plant being constructed in Mississippi.

For information on the financial obligations under these agreements see Note T to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on pages 51 and 52 of the 1998 Annual Report to Shareholders.

     Long-term purchase contracts at fixed prices may be subject to market fluctuations in electric prices. In a continuing effort to mitigate exposure to above-market long-term purchased power contracts, Virginia Power is evaluating its long-term purchased power contracts and negotiating modifications to their terms, including cancellations, where it is determined to be economically advantageous to do so.

     In 1997, Virginia Power executed three agreements with Old Dominion Electric Cooperative (ODEC) which provide for the amendment of the parties' Interconnection and Operating Agreement (I&O Agreement). The first agreement provides for the transition from cost-based rates for capacity and energy purchases by ODEC to market-based rates by 2002. The second two agreements are the Service and Operating Agreements for Network Integration Transmission Service, which unbundled the transmission services provided to ODEC under the I&O Agreement.

     As reported earlier, both the Hoosier 400 Mw long-term purchase contract and the AEP 500 Mw long-term purchase contract will expire on December 31, 1999. Virginia Power presently anticipates adding peaking capacity beginning in the year 2000 to meet anticipated load growth. In addition, work is being done to return Virginia Power's North Branch unit, which is presently in cold reserve status, to full operational capacity in the year 2000.

     On August 11, 1998, Virginia Power filed an application with the Virginia Commission for a Certificate of Public Convenience and Necessity to construct five gas-fired combustion turbine units in Virginia. On October 21, 1998, Virginia Power modified its application to seek approval for one additional unit and expressed its intention to build four units in Fauquier County for operation in July 2000 and to build the remaining two units in Caroline County for operation in July 2001. On December 23, 1998, Virginia Power further modified its application, withdrawing the pending request to construct the two combustion turbine units in Caroline County and seeking approval only for the four units to be constructed in Fauquier County for a total of 600 Mw. Virginia Power proposed to seek the additional capacity from the wholesale market.

     A hearing before the Virginia Commission was held in January 1999 and the Virginia Commission determined that the Rules Governing the Use of Bidding Programs to Purchase Electricity from Other Power Suppliers were applicable to the proposed transaction. The Virginia Commission issued an Order directing Virginia Power to issue a Request for Proposals (RFP) for this capacity. The Order further provided for the Virginia Commission Staff to review the solicitation process and set an expedited schedule that requires bidders to submit responses to Virginia Power's RFP no later than March 26, 1999. Virginia Power's proposed build option will be considered as the benchmark for assessing the bid responses and, if its option represents the successful bid, Virginia Power will be permitted to construct the four units proposed in its modified application. Virginia Power has obtained the applicable zoning permits for construction of the combustion turbine units in Fauquier County and has applied for other required permits including applicable environmental permits.

     Conservation and load management programs are evaluated in conjunction with Virginia Power's annual resource planning process. This process supports a conservation and load management portfolio, which contributes to the selection of low-cost resources to meet the future electricity needs of its customers.

     Events in the evolving electric power marketplace and regulatory and legislative environment continue to impact utility-sponsored conservation and load management programs. Virginia Power continues to anticipate a greater reliance on price signals to convey information to its customers regarding energy-related costs, resulting in more efficient purchase decisions.


INTERCONNECTIONS

     Virginia Power maintains major interconnections with Carolina Power and Light Company, AEP, AE and the utilities in the Pennsylvania-New
Jersey-Maryland Power Pool. Through this major transmission network, Virginia Power has arrangements with these utilities for coordinated planning, operation, emergency assistance and exchanges of capacity and energy.

     On November 6, 1998, Virginia Power, AEP, FirstEnergy Corp., and Consumers Energy announced their agreement to move forward on a proposal to prepare a FERC filing to establish a regional transmission organization. The proposed organization would operate the transmission systems of the companies, ensure transmission reliability and provide non-discriminatory access to the transmission grid. These companies have established a target date of Spring 1999 to prepare the filing.

     As proposed, the governance and organization structures of the regional transmission organization will enable the formation of an ISO or a regional transmission company (TransCo). It will detail the mechanisms needed to transition from an ISO to a TransCo in the event the organization does not initially operate as a TransCo. It will be designed to meet the goals of reducing transmission costs that result from pancaked rates (accumulated transmission access fees resulting from transferring power over several transmission systems). It will also address transmission tariff, congestion management, operations and planning issues, as well as assisting in the development of a market approach to providing ancillary services.

     While the companies are drafting the proposal and will be responsible to seek appropriate regulatory approval, the companies will continue to utilize the Alliance transmission development process established in December 1997. This is an open and cooperative effort, involving regular meetings and discussions with representatives from other investor-owned utilities, regulatory staff members, transmission customers, public power companies, municipal systems and rural electric cooperatives. This process provides input from diverse sources to assist in the formation of the organization.


                   CAPITAL REQUIREMENTS AND FINANCING PROGRAM

     See MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on pages 36 through 38 of the 1998 Annual Report to Shareholders.


                               ITEM 2. PROPERTIES

     Dominion Resources owns Virginia Power's principal executive office building. Dominion Resources' other assets consist primarily of its investments in its subsidiaries, the principal properties of which are described in THE COMPANY under Item 1. BUSINESS above. See also VIRGINIA POWER GENERATING UNITS under Item 1. BUSINESS above.


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

     See REGULATION and RATES under VIRGINIA POWER under Item 1. BUSINESS for information on various regulatory proceedings.

     In December 1995, two civil actions were filed in the Virginia Circuit Court of the City of Norfolk against the City of Norfolk and Virginia Power, one for $15 million and one for $3 million. These matters have been resolved through settlement by the parties. On April 2, 1997, Doswell Limited Partnership (Doswell) filed a motion for judgment against Virginia Power in the Circuit Court of the City of Richmond. On the same date, Doswell also filed a complaint against Virginia Power in the United States District Court for the Eastern District of Virginia. These matters have been settled and the suits dismissed.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                     EXECUTIVE OFFICERS OF THE REGISTRANT



        NAME AND AGE                                     BUSINESS EXPERIENCE PAST FIVE YEARS
----------------------------   ---------------------------------------------------------------------------------------
                               Chairman of the Board of Directors, President and Chief Executive Officer of
Thos. E. Capps (63)
                               Dominion Resources from September 1, 1995 to date; Chairman of the Board of
                               Directors and Chief Executive Officer of Dominion Resources prior to September 1,
                               1995.
Norman B. Askew (56)           Executive Vice President of Dominion Resources and President and Chief Executive
                               Officer of Virginia Electric and Power Company from August 1, 1997 to date;
                               Executive Vice President of Dominion Resources and Chief Executive of East
                               Midlands from February 21, 1997 to August 1, 1997; Chief Executive of East
                               Midlands prior to February 21, 1997.
Thomas N. Chewning (53)        Executive Vice President of Dominion Resources from January 1, 1997 to date and
                               President of Dominion Energy; Senior Vice President of Dominion Resources prior to
                               January 1, 1997.
David L. Heavenridge (52)      Executive Vice President of Dominion Resources from January 1, 1997 to date and
                               President of Dominion Capital; Senior Vice President of Dominion Resources prior to
                               January 1, 1997.
Edgar M. Roach, Jr. (50)       Executive Vice President of Dominion Resources from September 15, 1997 to date;
                               Senior Vice President-Finance, Regulation and General Counsel of Virginia Electric
                               and Power Company from January 1, 1996 to September 15, 1997; Vice President-
                               Regulation and General Counsel, prior to January 1, 1996.
Thomas F. Farrell, II (44)     Senior Vice President-Corporate Affairs of Dominion Resources and Executive Vice
                               President of Virginia Electric and Power Company from September 1, 1997 to date;
                               Senior Vice President-Corporate and General Counsel of Dominion Resources from
                               January 1, 1997 to September 1, 1997; Vice President and General Counsel of
                               Dominion Resources from July 1, 1995 to January 1, 1997; Partner in the law firm of
                               McGuire, Woods, Battle & Boothe LLP prior to July 1, 1995.
James L. Trueheart (47)        Senior Vice President and Controller of Dominion Resources from November 1, 1998 to date; Vice President and Controller prior to November 1, 1998.
G. Scott Hetzer (42)           Vice President and Treasurer of Dominion Resources from October 1, 1997 to date;
                               Managing Director of Wheat First Butcher Singer prior to October 1, 1997.
William S. Mistr (51)          Vice President of Dominion Resources from February 20, 1998 to date and Vice
                               President-Information Technology of Virginia Electric and Power Company from
                               January 1, 1996 to date; Vice President and Treasurer, Dominion Energy, Inc., prior to
                               January 1, 1996.
James F. Stutts (54)           Vice President and General Counsel of Dominion Resources from September 15, 1997 to date; Partner in the law firm of McGuire, Woods, Battle & Boothe LLP prior to
                               September 15, 1997.
Patricia A. Wilkerson (43)     Corporate Secretary of Dominion Resources from January 1, 1997 to date; Assistant
                               Corporate Secretary prior to January 1, 1997.

                                    PART II

             ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     Dominion Resources common stock is listed on the New York Stock Exchange and at December 31, 1998 there were 201,553 registered common shareholders of record. Quarterly information concerning stock prices and dividends contained on page 54 of the 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998 in Note Y to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS which is filed herein as Exhibit 13, is hereby incorporated herein by reference.

                        ITEM 6. SELECTED FINANCIAL DATA

     This information contained under the caption "Selected Consolidated Financial Data" on page 58 of the 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998 filed herein as Exhibit 13, is hereby incorporated herein by reference.


                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information contained under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS on pages 24 through 35 and MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION on pages 36 through 38 of the 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998, filed herein as Exhibit 13, is hereby incorporated herein by reference.


      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information contained under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS on pages 33 through 35 of the 1998 Annual to Shareholders for the fiscal year ended December 31, 1998, filed herein as
Exhibit 13, is hereby incorporated herein by reference.


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information contained in the CONSOLIDATED FINANCIAL STATEMENTS on pages 19 through 23, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on pages 39 through 55 and related report thereon of Deloitte & Touche LLP, independent auditors, appearing on page 56 of the 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998, filed herein as Exhibit 13, is hereby incorporated herein by reference.


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

                                     None.


                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of Dominion Resources contained in the 1999 Proxy Statement, under the heading THE BOARD, File No. 1-8489, dated March 1999, is hereby incorporated herein by reference. The information concerning the executive officers of Dominion Resources required by this item is contained in Part I, under the section EXECUTIVE OFFICERS OF THE REGISTRANT.


                        ITEM 11. EXECUTIVE COMPENSATION

     The information regarding executive compensation is contained under the heading EXECUTIVE COMPENSATION and the information regarding director compensation is contained under the heading THE BOARD -- COMPENSATION AND OTHER PROGRAMS in the 1999 Proxy Statement, is hereby incorporated herein by reference.


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning stock ownership by directors and executive officers is contained under the heading THE BOARD -- SHARE OWNERSHIP TABLE in the 1999 Proxy Statement, is hereby incorporated herein by reference. There is no person known by Dominion Resources to be the beneficial owner of more than five percent of Dominion Resources common stock.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Certain documents are filed as part of this Form 10-K and are incorporated herein by reference and found on the pages noted.


1. FINANCIAL STATEMENTS

                                                                            1998
                                                                        ANNUAL REPORT
                                                                       TO SHAREHOLDERS
                                                                           (PAGE)
                                                                      ----------------
Report of Independent Auditors ....................................          56
Report of Management ..............................................          56
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996 ................................          19
Consolidated Balance Sheets at December 31, 1998 and 1997 .........      20 and 21
Consolidated Statements of Shareholders'
  Equity and Consolidated Statements of Comprehensive Income
  for the years ended December 31, 1998, 1997 and 1996 ............          22
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996 ................................          23
Notes to Consolidated Financial Statements ........................       39 - 55

2. EXHIBITS

    2(i)         -   Agreement, dated June 26, 1998, relating to the sale and purchase of East Midlands Electricity plc by
                     PowerGen plc (Exhibit 2, Form 10-Q for the quarter ended June 30, 1998, File No. 1-8489, incorporated by reference).
    2(ii)        -   Agreement and Plan of Merger, dated as of February 19, 1999, by and between Dominion Resources,
                     Inc. and Consolidated Natural Gas Company (filed herewith).
    3(i)         -   Articles of Incorporation as in effect May 4, 1987 (Exhibit 3(i), Form 10-K for the fiscal year ended
                     December 31, 1993, File No. 1-8489, incorporated by reference).
    3(ii)        -   Bylaws as in effect on September 21, 1994 (Exhibit 3(ii), Form 10-K for the fiscal year ended
                     December 31, 1994, File No. 1-8489, incorporated by reference).
    4(i)         -   See Exhibit 3(i) above.
    4(ii)        -   Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by fifty-eight Supplemental Indentures (Exhibit 4(ii), Form 10-K for the
                     fiscal year ended December 31, 1985, File No. 1-2255, incorporated by reference); Fifty-Ninth
                     Supplemental Indenture (Exhibit 4(ii), Form 10-Q for the quarter ended March 31, 1986, File
                     No. 1-2255, incorporated by reference); Sixtieth Supplemental Indenture (Exhibit 4(ii), Form 10-Q for
                     the quarter ended September 30, 1986, File No. 1-2255, incorporated by reference); Sixty-First
                     Supplemental Indenture (Exhibit 4(ii), Form 10-Q for the quarter ended June 30, 1987, File No. 1-2255, incorporated by reference); Sixty-Second Supplemental Indenture (Exhibit 4(ii), Form 8-K, dated
                     November 3, 1987, File No. 1-2255, incorporated by reference); Sixty-Third Supplemental Indenture
                     (Exhibit 4(i), Form 8-K, dated June 8, 1988, File No. 1-2255, incorporated by reference); Sixty-Fourth
                     Supplemental Indenture (Exhibit 4(i), Form 8-K, dated February 8, 1989, File No. 1-2255, incorporated by reference); Sixty-Fifth Supplemental Indenture (Exhibit 4(i), Form 8-K, dated June 22, 1989, File
                     No. 1-2255, incorporated by reference); Sixty-Sixth Supplemental Indenture, (Exhibit 4(i), Form 8-K,
                     dated February 27, 1990, File No. 1 -2255, incorporated by reference); Sixty-Seventh Supplemental
                     Indenture (Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference);
                     Sixty-Eighth Supplemental Indenture, (Exhibit 4(i)), Sixty-Ninth Supplemental Indenture, (Exhibit 4(ii))
                     and Seventieth Supplemental Indenture, (Exhibit 4(iii), Form 8-K, dated February 25, 1992, File
                     No. 1-2255, incorporated by reference); Seventy-First Supplemental Indenture (Exhibit 4(i)) and
                     Seventy-Second Supplemental Indenture, (Exhibit 4(ii), Form 8-K, dated July 7, 1992, File No. 1-2255, incorporated by reference); Seventy-Third Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated
                     August 6, 1992, File No. 1-2255, incorporated by reference); Seventy-Fourth Supplemental Indenture
                     (Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference);
                     Seventy-Fifth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference); Seventy-Sixth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated
                     April 21, 1993, File No. 1 -2255, incorporated by reference); Seventy-Seventh Supplemental Indenture,
                     (Exhibit 4(i), Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference);
                     Seventy-Eighth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993, File
                     No. 1-2255, incorporated by reference); Seventy-Ninth Supplemental Indenture, (Exhibit 4(i), Form 8-K,
                     dated August 10, 1993, File No. 1-2255, incorporated by reference); Eightieth Supplemental Indenture,
                     (Exhibit 4(i), Form 8-K, dated October 12, 1993, File No. 1-2255, incorporated by reference);
                     Eighty-First Supplemental Indenture, (Exhibit 4(iii), Form 10-K for the fiscal year ended December 31,
                     1993, File No. 1-2255, incorporated by reference); Eighty-Second Supplemental Indenture, (Exhibit 4(i),
                     Form 8-K, dated January 18, 1994, File No. 1-2255, incorporated by reference); Eighty-Third
                     Supplemental Indenture (Exhibit 4(i), Form 8-K, dated October 19, 1994, File No. 1-2255, incorporated by reference); Eighty-Fourth Supplemental Indenture (Exhibit 4(i), Form 8-K, dated March 23, 1995,
                     File No. 1-2255, incorporated by reference, and Eighty-Fifth Supplemental Indenture (Exhibit 4(i), Form
                     8-K, dated February 20, 1997, File No. 1-2255, incorporated by reference).
    4(iii)       -   Indenture, dated April 1, 1985, between Virginia Electric and Power Company and Crestar Bank
                     (formerly United Virginia Bank) (Exhibit 4(iv), Form 10-K for the fiscal year ended December 31, 1993,
                     File No. 1-2255, incorporated by reference).
    4(iv)        -   Indenture, dated as of June 1, 1986, between Virginia Electric and Power Company and The Chase
                     Manhattan Bank (formerly Chemical Bank) (Exhibit 4(v), Form 10-K for the fiscal year ended
                     December 31, 1993, File No. 1-2255, incorporated by reference).
    4(v)         -   Indenture, dated April 1, 1988, between Virginia Electric and Power Company and The Chase
                     Manhattan Bank (formerly Chemical Bank), as supplemented and modified by a First Supplemental
                     Indenture, dated August 1, 1989, (Exhibit 4(vi), Form 10-K for the fiscal year ended December 31,
                     1993, File No. 1-2255, incorporated by reference).
    4(vi)        -   Subordinated Note Indenture, dated as of August 1, 1995 between Virginia Electric and Power Company and The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, as supplemented (Exhibit 4(a),
                     Form S-3 Registration Statement File No. 333-20561 as filed on January 28, 1997, incorporated by reference).

      4(vii)       -   Form of Senior Indenture dated as of June 1, 1998, as supplemented by the First Supplemental
                       Indenture to the Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Chase Manhattan Bank (Exhibit 4.2, Form 8-K dated June 12, 1998 File No. 1-2255 incorporated by reference).
      4(viii)      -   Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc.
                       and The Chase Manhattan Bank as supplemented by a First Supplemental Indenture, dated December 1,
                       1997 (Exhibit 4.1 and Exhibit 4.2 to Form S-4 Registration Statement, File No. 333-50653, as filed on
                       April 21, 1998, incorporated by reference).
      4(ix)        -   Dominion Resources agrees to furnish to the Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Dominion Resources' total assets.
     10(i)         -   Operating Agreement, dated June 17, 1981, between Virginia Electric and Power Company and
                       Monongahela Power Company, the Potomac Edison Company, West Penn Power Company, and
                       Allegheny Generating Company (Exhibit 10(vi), Form 10-K for the fiscal year ended December 31,
                       1983, File No. 1-8489, incorporated by reference).
     10(ii)        -   Purchase, Construction and Ownership Agreement, dated as of December 28, 1982 but amended and restated on October 17, 1983, between Virginia Electric and Power Company and Old Dominion Electric
                       Cooperative (Exhibit 10(viii), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
     10(iii)       -   Interconnection and Operating Agreement, dated as of December 28, 1982 as amended and restated on
                       October 17, 1983, between Virginia Electric and Power Company and Old Dominion Electric
                       Cooperative (Exhibit 10(ix), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
     10(iv)        -   Nuclear Fuel Agreement, dated as of December 28, 1982 as amended and restated on October 17, 1983, between Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit 10(x),
                       Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
     10(v)         -   Amended and Restated Interconnection and Operating Agreement, dated as of July 29, 1997 between
                       Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit 10(v), Form
                       10-K for the fiscal year ended December 31, 1997 File No. 1-8489, incorporated by reference).
     10(vi)        -   Credit Agreements, dated as of June 7, 1996, between The Chase Manhattan Bank (formerly Chemical
                       Bank) and Virginia Electric and Power Company (Exhibit 10(i) and Exhibit 10(ii), Form 10-Q for the
                       period ended June 30, 1996. File No. 1-2255, incorporated by reference).
     10(vii)       -   Inter-Company Credit Agreement, dated December 20, 1985, as modified on August 21, 1987, between
                       Dominion Resources and Dominion Capital, Inc. (Exhibit 10(vi), Form 10-K for the fiscal year ended
                       December 31, 1993, File No. 1-8489, incorporated by reference).
     10(viii)      -   Inter-Company Credit Agreement, dated October 1, 1987 as amended and restated as of May 1, 1988 between Dominion Resources and Dominion Energy, Inc. (Exhibit 10(vii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).
     10(ix)        -   Inter-Company Credit Agreement, dated as of September 1, 1988 between Dominion Resources and
                       Dominion Lands, Inc. (Exhibit 10(viii), Form 10-K for the fiscal year ended December 31, 1993, File
                       No. 1-8489, incorporated by reference).
     10(x)         -   Form of Amended and Restated Articles of Partnership in Commendam of Catalyst Old River
                       Hydroelectric Limited Partnership, by and between Catalyst Vidalia Corporation and Dominion Capital,
                       Inc. effective as of August 24, 1990 (Exhibit 10(xii) Form 10-K for the fiscal year ended December 31,
                       1990, File No. 1-8489, incorporated by reference).
     10(xi)        -   Supplemental Funding Agreement, dated as of August 24, 1990, by and among Dominion Capital, Inc.,
                       Catalyst Old River Hydroelectric Limited Partnership and First National Bank of Commerce (Exhibit
                       10(xiii) Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).
     10(xii)       -   Credit Agreement, dated December 1, 1985, between Virginia Electric and Power Company and Old
                       Dominion Electric Cooperative (Exhibit 10(xix), Form 10-K for the fiscal year ended December 31,
                       1985, File No. 1-8489, incorporated by reference).
     10(xiii)      -   Agreement for Northern Virginia Services, dated as of November 1, 1985, between Potomac Electric
                       Power Company and Virginia Electric and Power Company (Exhibit 10(xxi), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-8489, incorporated by reference).
     10(xiv)       -   Purchase, Construction and Ownership Agreement, dated May 31, 1990, between Virginia Electric and
                       Power Company and Old Dominion Electric Cooperative (Exhibit 10(xi), Form 10-K for the fiscal year ended December 31, 1990, File No. 1 -2255, incorporated by reference).
     10(xv)        -   Operating Agreement, dated May 31, 1990, between Virginia Electric and Power Company and Old
                       Dominion Electric Cooperative (Exhibit 10(xii), Form 10-K for the fiscal year ended December 31,
                       1990, File No. 1-2255, incorporated by reference).
     10(xvi)       -   Trust Agreement of Dominion Resources Black Warrior Trust, dated May 31, 1994, among Dominion
                       Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and
                       Nationsbank of Texas, N.A. (Exhibit 3.1, Amendment No. 1 to Registration Statement, File No.
                       33-53513, filed June 1, 1994, incorporated by reference).

   10(xvii)        -   First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust, dated June 27, 1994, among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National
                       Association and Nationsbank of Texas, N.A. (Exhibit 10(ii), Form 10-Q for the quarter ended June 30,
                       1994, File No. 1-8489, incorporated by reference).
 10(xviii)*        -   Dominion Resources, Inc. Executive Supplemental Retirement Plan, effective January 1, 1981 as amended and restated September 1, 1996 (Exhibit 10(iv), Form 10-Q for the quarter ended June 30,
                       1997, File No. 1-8489, incorporated by reference) and as amended June 20, 1997 and as amended
                       March 3, 1998 (Exhibit 10(xxi), Form 10-K for the fiscal year ended December 31, 1997, File No.
                       1-8489, incorporated by reference).
 10(xix)*              Arrangements with certain executive officers regarding additional credited years of service for retirement and retirement life insurance purposes (Exhibit 10(xxii), Form 10-K for the fiscal year ended
                       December 31, 1997, File No. 1-8489, incorporated by reference).
 10(xx)*           -   Dominion Resources, Inc.'s Cash Incentive Plan as adopted December 20, 1991 (Exhibit 10(xxii), Form
                       10-K for the fiscal year ended December 31, 1991, File No. 1-8489, incorporated by reference).
   10(xxi)         -   Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997 (Exhibit 99, Form S-8
                       Registration Statement, File No 333-25587, incorporated by reference).
 10(xxii)*         -   Form of Employment Continuity Agreement for certain officers of Dominion Resources (Exhibit (xxvi),
                       Form 10-K for the fiscal year ended December 31, 1994, File No. 1-8489, incorporated by reference).
 10(xxiii)*        -   Dominion Resources, Inc. Retirement Benefit Funding Plan, effective June 29, 1990 as amended and restated September 1, 1996 (Exhibit 10(iii), Form 10-Q for the quarter ended June 30, 1997, File
                       No. 1-8489, incorporated by reference).
 10(xxiv)*         -   Dominion Resources, Inc. Retirement Benefit Restoration Plan as adopted effective January 1, 1991 as amended and restated September 1, 1996 (Exhibit 10(ii), Form 10-Q for the quarter ended June 30,
                       1997, File No. 1-8489, incorporated by reference).
 10(xxv)*          -   Dominion Resources, Inc. Executives' Deferred Compensation Plan, effective January 1, 1994 and as amended and restated January 1, 1997 (Exhibit 10 (xxvi), Form 10-K for the fiscal year ended
                       December 31, 1996, incorporated by reference).
 10(xxvi)*         -   Employment Agreement dated June 20, 1997 between Dominion Resources and Thos. E. Capps
                       (Exhibit 10(i), Form 10-Q for the quarter ended June 30, 1997, File No. 1-8489, incorporated by reference).
 10(xxvii)*        -   Form of Employment Agreement between Dominion Resources certain executive officers including
                       Thomas N. Chewning and David L. Heavenridge (Exhibit 10 (xxx), Form 10-K for the fiscal year ended
                       December 31, 1997, File No. 1-8489, incorporated by reference and Exhibit 10(ii), Form 10-Q for the quarter ended March 31, 1998, File No. 1-8489, incorporated by reference).
 10(xxviii)*       -   Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, effective April 23, 1996
                       (Exhibit 10, Form 10-Q for the quarter ended March 31, 1996, File No. 1-8489, incorporated by reference).
 10(xxix)*         -   Dominion Resources, Inc. Directors Stock Compensation Plan, effective April 9, 1998 (Exhibit 99, Form
                       S-8 Registration Statement, File No. 333-49725, incorporated by reference).
 10(xxx)*          -   Dominion Resources, Inc. Directors Deferred Cash Compensation Plan, effective December 21, 1998
                       (Exhibit 99, Form S-8 Registration Statement, File No. 333-69305, incorporated by reference).
 10(xxxi)*         -   Employment Agreement dated February 21, 1997 between Dominion Resources and Norman Askew
                       (Exhibit 10(xxxi), Form 10-K for the fiscal year ended December 31, 1996, File No. 1-8489, incorporated by reference).
 10(xxxii)*        -   Employment Agreement, dated September 12, 1997 between Dominion Resources and Edgar M.
                       Roach, Jr. (Exhibit 10(xxxiv), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference).
 10(xxxiii)*       -   Employment Agreement dated September 12, 1997 between Dominion Resources and Thomas F. Farrell,
                       II (filed herewith).
 11                -   Computation of Earnings Per Share of Common Stock Assuming Full Dilution (filed herewith).
 13                -   Portions of the 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998
                       (filed herewith).
 21                -   Subsidiaries of the Registrant (filed herewith).
 23                -   Consent of Deloitte & Touche LLP (filed herewith).
 27                -   Financial Data Schedule (filed herewith).
 99                -   Joint Press Release, dated February 22, 1999, of Dominion Resources, Inc. and Consolidated Natural
                       Gas Company (filed herewith).

---------
* Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DOMINION RESOURCES, INC.

                                  By:   THOS. E. CAPPS
                                        ------------------------------
                          (Thos. E. Capps, Chairman of the Board of Directors,
                                President and Chief Executive Officer)


Date: March 1, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 1st day of March, 1999.


              SIGNATURE                                    TITLE
------------------------------------  ----------------------------------------------
   JOHN B. ADAMS, JR.                 Director
  ------------------------------
         John B. Adams, Jr.

   JOHN B. BERNHARDT                  Director
  ------------------------------
         John B. Bernhardt

   THOS. E. CAPPS                     Chairman of the Board of Directors, President
  ------------------------------      (Chief Executive Officer)
           Thos. E. Capps

   BENJAMIN J. LAMBERT, III           Director
  ------------------------------
      Benjamin J. Lambert, III

   RICHARD L. LEATHERWOOD             Director
  ------------------------------
       Richard L. Leatherwood

   HARVEY L. LINDSAY, JR.             Director
  ------------------------------
       Harvey L. Lindsay, Jr.

   K. A. RANDALL                      Director
  ------------------------------
           K. A. Randall

   WILLIAM T. ROOS                    Director
  ------------------------------
          William T. Roos

   FRANK S. ROYAL                     Director
  ------------------------------
  Frank S. Royal

              SIGNATURE                               TITLE
------------------------------------  -------------------------------------
   S. DALLAS SIMMONS                  Director
  ------------------------------
         S. Dallas Simmons

   ROBERT H. SPILMAN                  Director
  ------------------------------
         Robert H. Spilman

   JUDITH B. WARRICK                  Director
  ------------------------------
         Judith B. Warrick


   EDGAR M. ROACH, JR.                Executive Vice President
  ------------------------------      (Chief Financial Officer)
        Edgar M. Roach, Jr.

   J.L. TRUEHEART                     Senior Vice President and Controller
  ------------------------------      (Principal Accounting Officer)
           J.L. Trueheart

                           DOMINION RESOURCES, INC.




                                   PORTIONS
                                    OF THE
                                     1998
                                 ANNUAL REPORT
                                      TO
                                 SHAREHOLDERS
                          (Incorporated by Reference)