Form 10-Q
period 1999-03-31
DOMINION RESOURCES INC /VA/
filed 1999-05-17
CIK 715957

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

 (Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to ______

                         Commission file number 1-8489

                           DOMINION RESOURCES, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)



         Virginia                                                  54-1229715
----------------------------                                     ------------
(State or other jurisdiction                                 (I.R.S. employer
incorporation or organization)                            identification no.)



120 Tredegar Street
Richmond, Virginia                                         23219
-------------------                                     ------------
(Address of principal executive offices)                 (Zip Code)


                                (804) 819-2000
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

At April 30, 1999, the latest practicable date for determination, 191,960,866 shares of common stock, without par value, of the registrant were outstanding.

                           DOMINION RESOURCES, INC.
                           ------------------------

                                     INDEX
                                     -----

                                                                           Page
                                                                         Number
                                                                         ------

                         PART I. Financial Information

Item 1.      Consolidated Financial Statements

             Consolidated Statements of Income - Three                       3
               Months Ended March 31, 1999 and 1998

             Consolidated Balance Sheets - March 31, 1999                  4-5
              and December 31, 1998

             Consolidated Statements of Cash Flows                         6-7
              Three Months Ended March 31, 1999 and 1998

             Consolidated Statements of Changes in                           7
              Other Comprehensive Income - Three Months
              Ended March 31, 1999 and 1998

             Notes to Consolidated Financial Statements                   8-18

Item 2.      Management's Discussion and Analysis of Financial           19-31
               Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About              32-33
               Market Risk



                   PART II. Other Information

Item 4.      Submission of Matters to a Vote of Security Holders            34

Item 5.      Other Information                                              35

Item 6.      Exhibits and Reports on Form 8-K                               36

                           DOMINION RESOURCES, INC.
                           ------------------------
                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (UNAUDITED)

                                                                          Three Months Ended
                                                                                March 31,
                                                                       1999                    1998
                                                                       ----                    ----
                                                                 (Millions, except per share amounts)
 Operating revenues and income:
   Virginia Power                                                 $ 1,088.4                $1,050.8
   East Midlands                                                                              550.8
   Nonutility                                                         204.6                   171.9
                                                                   --------                 -------
                                                                    1,293.0                 1,773.5
                                                                   --------                 -------
Operating expenses:
   Fuel, net                                                          218.1                   226.1
   Purchased power capacity, net                                      209.9                   180.8
   Supply and distribution-East Midlands                                                      361.4
   Other operation and maintenance                                    293.3                   333.6
   Depreciation, depletion
    and amortization                                                  178.4                   216.9
   Other                                                               80.0                    74.1
                                                                   --------                 -------

                                                                      979.7                 1,392.9
                                                                     ------                 -------

Operating income                                                      313.3                   380.6
                                                                   --------                 -------

Other income                                                           33.8                    14.9
                                                                  ---------                    ----

                                                                      347.1                   395.5
                                                                   --------                 --------
Fixed charges:
   Interest charges, net                                              119.7                   161.4
   Preferred dividends and distributions
    of subsidiary trusts                                               16.4                    16.6
                                                                    -------                --------

                                                                      136.1                   178.0
                                                                    -------                 -------

                                                                      211.0                   217.5
                                                                      -----                   -----

Provision for income taxes                                             66.4                    66.5
Minority interests                                                      6.1                    11.5
                                                                     ------                --------
Income before extraordinary item,
 net of tax                                                           138.5                   139.5

Extraordinary item, net of tax                                        254.8                     0.0
                                                                      -----                     ---

Net income                                                         $ (116.3)                $ 139.5
                                                                    =======                  ======

   Average shares of common stock                                     193.4                   193.2
   Earnings per common share:
     Income before extraordinary item                               $   0.72                $   0.72
     Net income                                                     $  (0.60)               $   0.72
   Dividends paid per common share                                  $   0.645               $   0.645

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

                           DOMINION RESOURCES, INC.
                           ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------
                                 (UNAUDITED)

                                                                   March 31,                       December 31,
                                                                     1999                              1998*
                                                                  ---------------------------------------------
                                                                                   (Millions)
Current assets:
Cash and cash equivalents                                         $   473.2                         $   425.6
Customer accounts receivable, net                                     663.0                             777.8
Other accounts receivable                                             287.4                             256.5
Materials and supplies:
  Plant and general                                                   144.8                             142.0
  Fossil fuel                                                          97.0                              95.0
Mortgage loans in warehouse                                           230.5                             140.3
Commodity contract assets                                             162.8                             179.8
Other                                                                 331.7                             268.3
                                                                   --------                         ---------
                                                                    2,390.4                           2,285.3
                                                                   --------                         ---------

Investments:
Investments in affiliates                                             447.2                             382.1
Available-for-sale securities                                         500.8                             500.0
Nuclear decommissioning trust funds                                   743.1                             705.1
Loans receivable, net                                               1,765.6                           1,686.5
Investments in real estate                                             89.9                              93.9
Other                                                                 304.1                             263.0
                                                                     ------                          --------
                                                                    3,850.7                           3,630.6
                                                                   --------                          --------

Property, plant and equipment:                                     18,283.9                          18,106.0
Less accumulated depreciation, depletion
   and amortization                                                 7,601.0                           7,469.4
                                                                   --------                         ---------
                                                                   10,682.9                          10,636.6
                                                                   --------                         ---------
Deferred charges and other assets:
Regulatory assets                                                     209.9                             620.0
Goodwill                                                              148.4                             150.0
Other                                                                 206.1                             194.5
                                                                   --------                         ---------
                                                                      564.4                             964.5
                                                                     ------                         ---------

Total assets                                                      $17,488.4                         $17,517.0
                                                                  =========                         =========

------------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1998 has been derived from the audited Consolidated Financial Statements at that date.

                           DOMINION RESOURCES, INC.
                           ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
                                  (UNAUDITED)

                                                                  March 31,                     December 31,
                                                                    1999                            1998*
                                                                --------------------------------------------
                                                                                 (Millions)
Current liabilities:
      Securities due within one year                            $   493.0                       $   442.9
      Short-term debt                                               658.5                           300.8
      Accounts payable, trade                                       625.2                           698.5
      Accrued interest                                              112.3                           109.1
      Accrued payroll                                                53.5                            79.0
      Accrued taxes                                                 254.2                           175.3
      Commodity contract liabilities                                232.6                           265.8
      Other                                                         225.8                           266.8
                                                                 --------                        --------
                                                                  2,655.1                         2,338.2
                                                                 --------                        --------
Long-term debt:
      Virginia Power                                              3,448.0                         3,464.7
      Nonrecourse - nonutility                                    2,696.2                         2,727.9
      Dominion UK                                                    54.0                            55.6
      Other                                                         257.9                             3.1
                                                                 --------                        --------
                                                                  6,456.1                         6,251.3
                                                                 --------                        --------
Deferred credits and other liabilities:
      Deferred income taxes                                       1,656.5                         1,792.5
      Investment tax credits                                        159.2                           221.4
      Other                                                         219.7                           212.8
                                                                 --------                        --------
                                                                  2,035.4                         2,226.7
                                                                 --------                        --------
Total liabilities                                                11,146.6                        10,816.2
                                                                 --------                        --------

Minority interest                                                   300.3                           310.9
                                                                 --------                        --------

Commitments and contingencies
Obligated mandatory redeemable preferred
   securities **                                                    385.0                           385.0
                                                                 --------                        --------
Virginia Power preferred stock:
      Subject to mandatory redemption                               180.0                           180.0
                                                                 --------                        --------
      Not subject to mandatory redemption                           509.0                           509.0
                                                                 --------                        --------
Common shareholders' equity:
      Common stock - no par                                       3,831.1                         3,933.4
      Retained earnings                                           1,143.4                         1,386.4
      Accumulated other comprehensive income                        (23.2)                          (20.1)
      Other                                                          16.2                            16.2
                                                                 --------                        --------
                                                                  4,967.5                         5,315.9
                                                                 --------                        --------
Total liabilities & shareholders'
  equity                                                        $17,488.4                       $17,517.0
                                                                =========                       =========

-------------------
The accompanying notes are an integral part of the Consolidated Financial Statements.
* The Balance Sheet at December 31, 1998 has been derived from the audited Consolidated Financial Statements at that date.
** As described in Note (F) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the 7.83% and 8.05% Junior Subordinated Notes totaling $257.7 and $139.2 million principal amounts constitute 100% of the Trusts' assets.

                           DOMINION RESOURCES, INC.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1999                 1998
                                                                                -------------------------
                                                                                        (Millions)
Cash flows from (used in) operating activities:
   Net income                                                                $ (116.3)             $  139.5
   Adjustments to reconcile net income to net cash:
       Depreciation, depletion and amortization                                 200.4                 234.8
       Purchase and originations of mortgage loans                             (630.4)               (491.4)
       Proceeds from sales and principal collections
          of mortgage loans                                                     540.3                 450.7
       Extraordinary item, net of income taxes                                  254.8
       Changes in assets and liabilities:
          Accounts receivable                                                    94.6                  61.4
          Accounts payable, trade                                               (63.2)                (64.2)
          Accrued interest and taxes                                              3.0                  36.8
   Other changes                                                                (80.5)                 (1.7)
                                                                             --------                ------

Net cash flows from operating activities                                        202.7                 365.9
                                                                             --------                ------

Cash flows from (used in) financing activities:
  Issuance of common stock                                                                            307.7
  Repurchase of common stock                                                   (107.2)
  Issuance of long-term debt                                                  1,123.0                 980.4
  Issuance of short-term debt                                                   387.0                 105.6
  Repayment of long-term debt                                                  (892.3)               (978.4)
  Repayment of short-term debt                                                 (146.3)
  Common dividend payments                                                     (124.6)               (125.6)
  Other                                                                         (15.9)                (27.8)
                                                                             --------                ------
Net cash flows from financing activities                                        370.0                 115.6
                                                                             --------                ------

Cash flows from (used in) investing activities:
   Utility capital expenditures-(excluding AFC)                                (155.1)               (151.4)
   Acquisition of natural gas and independent power
     properties                                                                 (52.3)                (13.7)
   Loan originations                                                           (537.0)               (561.1)
   Repayment of loan originations                                               464.3                 378.3
   Acquisition of businesses                                                   (133.2)               (189.1)
   Sale of business                                                              24.1                  99.5
   Purchase of securities                                                       (50.3)                 (1.2)
   Proceeds from sale of securities                                              46.5                  14.0
   Other                                                                       (132.1)                (81.8)
                                                                             --------                ------

Net cash flows used in investing activities                                    (525.1)               (506.5)
                                                                             --------                ------

Increase (decrease) in cash and cash equivalents                                 47.6                 (25.0)
Cash and cash equivalents at beginning of period                                425.6                 321.7
                                                                             --------                ------
Cash and cash equivalents at end of period                                   $  473.2              $  296.7
                                                                             ========              ========

                           DOMINION RESOURCES, INC.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)
                                 (CONTINUED)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          1999             1998
                                                                                       --------------------------
                                                                                                 (Millions)
Supplementary cash flows information:

     Cash paid during the period for:

     Interest (net of interest capitalized)                                             $  123.9           $150.3
     Income taxes                                                                            6.5              8.3


------------

The accompanying notes are an integral part of the Consolidated Financial Statements.


                           DOMINION RESOURCES, INC.
                           ------------------------
        CONSOLIDATED STATEMENT OF CHANGES IN OTHER COMPREHENSIVE INCOME
        ---------------------------------------------------------------
                                  (UNAUDITED)

                                                                          Three Months Ended
                                                                              March 31,
                                                                       1999                 1998
                                                                       -------------------------
                                                                              (Millions)
Other Comprehensive Income:

Unrealized gains (losses) on
    on investment securities:
    Pre-tax                                                          $  0.6                  $4.5
    Tax (expense) benefit                                              (0.2)                 (1.6)
                                                                      -----                 -----
    Net of tax                                                          0.4                   2.9
Foreign currency translation
     adjustment                                                        (3.5)                  4.8
                                                                       ----                 -----
Increase (decrease) in other
     comprehensive income                                              (3.1)                  7.7
Other comprehensive income at
     beginning of period                                              (20.1)                 (3.4)
                                                                     ------                  ----
Other comprehensive income at
     end of period                                                   $(23.2)                $ 4.3
                                                                     ======                 =====

----------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.

                           DOMINION RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(A)  DOMINION RESOURCES AND INTERIM REPORTING POLICIES
     -------------------------------------------------

NATURE OF OPERATIONS

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

Dominion Resources' subsidiary Dominion Energy is engaged in independent power production and the acquisition and sale of natural gas and oil reserves. Some of the independent power and natural gas and oil businesses are located in foreign countries. In Latin America, Dominion Energy is engaged in power generation. In Canada, Dominion Energy is engaged in natural gas exploration, production and storage. Dominion Energy's net investment in foreign operations is approximately $370 million.

Dominion Capital is Dominion Resources' financial services subsidiary. Dominion Capital's primary business is financial services which includes commercial lending, merchant banking and residential mortgage lending.

Dominion Resources' United Kingdom subsidiary, Dominion U.K. Holding, Inc., owns an 80% interest in Corby Power Station, a 350 megawatt natural gas fired facility located in Northamptonshire, about 90 miles north of London.

Dominion Resources translates foreign currency financial statements by adjusting balance sheet accounts using the exchange rate at the balance sheet date and income statement accounts using the average exchange rate for the reporting period.

Effective December 31, 1998, Dominion Resources adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Dominion Resources' has defined Dominion Resources' segments based on product, geographic location and regulatory environment. Dominion Resources' principal business segment is Virginia Power.

The other reportable segments for the first three months of 1999 are Dominion Energy and Dominion Capital. A description of these segments' products and services are provided above. In 1998 and 1997, the other reportable segments included Dominion U.K. which was sold by Dominion Resources on July 27, 1998.

A Corporate category includes the corporate costs of Dominion Resources' holding company plus intercompany eliminations.

                           DOMINION RESOURCES, INC.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)

GENERAL

In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, with the exception of the extraordinary item as referred to in Note (B) below, necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three-month periods ended March 31, 1999 and 1998, and cash flows for the three-month periods ended March 31, 1999 and 1998.

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Dominion Resources Annual Report on Form 10-K for the year ended December 31, 1998.

The Consolidated Financial Statements include the accounts of Dominion Resources and its subsidiaries, with all significant intercompany transactions and accounts being eliminated on consolidation.

Dominion Resources uses the equity method when accounting for its 80% investment in Corby Power Ltd. (Corby) as the company believes that Corby's governing agreements give substantive participating rights to the minority shareholder. Corby owns and operates a 350-megawatt gas-fired power station in England.

Corby had total revenues of $36.5 million and total expenses (including interest and taxes) of $29.3 million for the three months ending March 31, 1999.

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

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

As discussed in the Dominion Resources' Form 8-K, filed March 29, 1999, Virginia Power discontinued the application of Statement of Financial Accounting Standards No. 71 (SFAS No. 71), Accounting for the Effects of Certain Types of Regulation, to its generation operations. The effect thereof was an after-tax charge of $254.8 million. See Note (B) below.

                           DOMINION RESOURCES, INC.
                           ------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)

(B) EXTRAORDINARY ITEM - DISCONTINUANCE OF SFAS NO. 71

In 1998, Virginia Power negotiated a settlement with the Virginia State Corporation Commission (Virginia Commission) that resolved then outstanding rate proceedings. As part of the settlement, Virginia Power agreed to a a one-time rate refund paid to customers in 1998 and a two-phased rate reduction and base rate freeze through February 2002.

On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. The major elements of the bill included:

 .    Phase-in of retail customer choice beginning in 2002 with full retail customer choice by 2004; the schedule is to be determined by the Virginia Commission, which has the authority to accelerate or delay implementation under certain conditions; however, the phase-in of retail customer choice may not be delayed beyond January 1, 2005;

 .    No mandatory divestiture of generating assets;

 .    Deregulation of generation in 2002;

 .    Capped base rates from January 1, 2001 to July 1, 2007;

 .    Recovery of net stranded costs through capped rates or a wires charge paid by those customers opting, while capped rates are in effect, to purchase energy from a competitive supplier;

 .    Cost-based recovery of fuel expenses until July 2007;

 .    Consumer protection safeguards;

 .    Establishment of default service beginning January 1, 2004; and

 .    Creation of a Legislative Transition Task Force to oversee the implementation of the statute.

Under this legislation, Virginia Power's base rates will remain unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates. In addition, under companion legislation enacted by Virginia in 1999, providers of electric service will be subject to corporate income taxes in lieu of gross receipts taxes effective in 2001.

As discussed in Dominion Resources' annual report filed on Form 10-K for the year ended December 31, 1998, the financial statements reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71. Rate-regulated companies are required to write off regulatory assets against current earnings whenever changes in facts and circumstances result in those assets no longer satisfying criteria for recognition as defined by SFAS No. 71. The legislation's deregulation of generation is an event that requires

                            DOMINION RESOURCES, INC.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)

discontinuation of SFAS No. 71 for Virginia Power's generation operations in the first quarter of 1999. Virginia Power's transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, fuel continues to be subject to deferral accounting.

In order to measure the amount of regulatory assets to be written off, Virginia Power evaluated to what extent recovery of regulatory assets would be provided through the capped rates during the transition period. Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71" (EITF Issue 97-4), provides guidance about writing off regulatory assets when SFAS No. 71 is discontinued for only a portion of a utility's operations. The provisions of the Virginia legislation provide an opportunity to recover generation-related costs, including certain regulatory assets, through capped rates prior to July 2007. Under EITF Issue 97-4 such generation-related regulatory assets will continue to be recognized until they are recovered through capped rates. Generation-related assets and liabilities that will not be recovered through the capped rates were written off in the first quarter of 1999, resulting in an after-tax charge to earnings of $254.8 million. Virginia Power's regulatory assets as of March 31, 1999, and December 31, 1998, are as follows:

                                               March 31,           December 31,
                                                 1999                 1998
                                               --------             --------
Income taxes recoverable through
     future rates                              $   57.0            $  438.8
Cost of decommissioning DOE uranium
     enrichment facilities                         61.6                61.8
Deferred losses on reacquired debt, net            18.8                31.2
Nuclear design basis documentation cost             7.6                20.9
North Anna Unit 3 project termination
 costs                                                                  9.8
Deferred fuel                                      34.7                27.7
Other                                              30.2                29.8
                                               --------            --------
                  Total                        $  209.9            $  620.0
                                               ========            ========

In addition to the write-off of generation-related net regulatory assets discussed above, the $254.8 million ($1.32 per share) charge included approximately $18 million, after-tax, of other generation-related assets. Pursuant to EITF Issue 97-4,a corresponding regulatory asset of $23 million, representing the amount expected to be recovered during the transition period related to these assets, was established. The extraordinary item also included the write-off of approximately $38 million, after-tax, of deferred investment tax credits.

Also, as discussed in Virginia Power's 1998 Form 10-K, the events or changes in circumstances that cause discontinuance of SFAS No. 71, and write-off of regulatory assets, also require a review of utility plant assets and long-term power purchase contracts for possible impairment. This review is based on estimates of possible future market prices, load growth, competition and many

                            DOMINION RESOURCES, INC.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)

other assumptions. Virginia Power evaluated its generation assets in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". These evaluations included the effects of nuclear decommissioning and other currently identified environmental expenditures. Based on these analyses which are highly dependent on the underlying assumptions, no plant write-downs are appropriate at this time.

Virginia Power reviewed its long-term power purchase commitments for potential loss in accordance with SFAS No. 5, Accounting for Contingencies, and Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. Based on projections of possible future market prices for wholesale electricity, the results of the analyses of Virginia Power's long-term power purchase contracts indicated no loss recognition is appropriate at this time. Other projections of possible future market prices indicated a possible loss of $500 million. In the absence of capped rates as provided by the legislation, the potential exposure related to Virginia Power's power purchase contracts would be approximately $3.2 billion.

Significant estimates were required in recording the effect of the deregulation legislation, including the resulting impact on the fair value determination of generating facilities and estimated purchases under long-term power purchase contracts. Such projections were based on estimated generation and estimated future market prices for generation and are subject to future reevaluation.

Virginia Power remains subject to numerous risks including, among others, exposure to long-term power purchase commitment losses, environmental contingencies, changes in tax laws, decommissioning costs, inflation, increased capital costs, and recovery of certain other items. Management believes the stable rates that are provided until July 2007 by the legislation present a reasonable opportunity to recover a substantial portion of the Company's potentially stranded costs as more fully described in Virginia Power's 1998 Form 10-K, in Future Issues - Competition--Exposure to Potentially Stranded Costs,
Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ACCOUNTING CONDITION AND RESULTS OF OPERATIONS.

 (C)   PROVISION FOR INCOME TAXES
       --------------------------

Income before provision for income taxes, classified by source of income, before minority interest was as follows:

                                            Three Months Ended
                                                 March 31,
                                          1999               1998
                                          ----               ----
                                                (Millions)
U.S.                                    $202.3             $175.6
Non U.S.                                   8.7               41.9
                                           ---               ----
Total                                   $211.0             $217.5
                                         =====              =====

                            DOMINION RESOURCES, INC.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

                                                        Three Months Ended
                                                             March 31,
                                                    1999                  1998
                                                    ----                  ----
                                                             Percents
                                                             --------
U.S. statutory rate                                 35.0                  35.0
   Utility plant differences                         1.5                   1.9
   Amortization of investment tax credits           (2.0)                 (2.0)
   Preferred dividends of Virginia Power             1.4                   1.4
   Nonconventional fuel credit                      (4.0)                 (2.8)
   Benefits and taxes related to foreign
     operations                                     (2.0)                 (5.2)
State taxes, net of federal benefit                  2.2                   1.0
Other, net                                          (0.6)                  1.3
                                                    ----                  ----

Effective tax rate                                  31.5                  30.6
                                                    ====                  ====

The effective income tax rate includes state and foreign income taxes.

(D) COMMON STOCK
    ------------

At March 31, 1999, there were 300,000,000 shares of common stock authorized of which 192,004,353 were issued and outstanding. Common shares issued and purchased during the referenced periods were as follows:

                                                    Three Months Ended
                                                        March 31,
                                                 1999               1998
                                                 ----               ----

   Employee Savings Plans                                           201,188
   Dominion Direct Investment                                       770,943
   Public Offering                                                6,775,000
   Stock Repurchase                           (2,568,400)
   Other                                         114,647            (61,429)
                                               ---------          ---------
   Total Shares                               (2,453,753)         7,685,702
                                               =========          =========

On July 20, 1998, the Dominion Resources Board of Directors authorized the repurchase of up to $650 million (approximately 8 percent) of Dominion Resources common stock outstanding. Dominion Resources has repurchased $205.7 million to date and continues to monitor market conditions for opportunities to repurchase additional shares.

Also, effective August 1, 1998, purchases of shares required by Dominion Direct Investment and the Employee Savings Plans are being acquired on the open market instead of issuing new shares.

(E) PREFERRED STOCK - VIRGINIA POWER
    --------------------------------

As of March 31, 1999, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock

                            DOMINION RESOURCES, INC.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)

not subject to mandatory redemption, respectively. There is a total of 10,000,000 authorized shares of Virginia Power's preferred stock.

(F) OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
    -----------------------------------------------------

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

(G) RECENTLY ADOPTED ACCOUNTING STANDARDS
    -------------------------------------

In 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF Issue 98-10). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet with the changes in fair value included in earnings and was effective January 1, 1999. Virginia Power manages a portfolio of energy contracts which have been recorded at fair value on the balance sheet with the changes in fair value included in earnings as required by EITF 98-10. Therefore, the effect of the initial application of EITF Issue 98-10 at January 1, 1999, was not material to Dominion Resources' financial statements.

(H) CONTINGENCIES
    -------------

VIRGINIA POWER

Nuclear Insurance

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $9.7 billion for a single nuclear incident. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event

                            DOMINION RESOURCES, INC.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)

of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power).

Effective March 31, 1999, Virginia Power implemented surety bonds to replace the parent guarantee related to nuclear decommissioning. For additional information, see Note (T) to THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

Site Remediation

The Environmental Protection Agency (EPA) has identified Virginia Power and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.8 million to $69.5 million. Virginia Power's proportionate share of the cost is expected to be in the range of $1.6 million to $2.2 million, based upon allocation formulas and the volume of waste shipped to the sites. Virginia Power has accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At March 31, 1999, any pending or possible claims were not recognized as an asset or offset against recorded obligations of Virginia Power.

DOMINION RESOURCES AND ITS NONUTILITY SUBSIDIARIES

Dominion Resources

Effective July 27, 1998, Dominion Resources guaranteed for 90 days DR Group Holdings' revolving credit agreement. DR Group Holdings is the indirect holder of Dominion Resources' 80% ownership interest in the Corby Power Station. The revolving credit agreement is with Bayerische Landesbank Girozentrale and National Westminister Bank Plc. As of March 31, 1999, the total commitment and outstanding balance of the agreement was 33.5 million pounds sterling ($54 million).

On October 30, 1998, DR Group Holdings entered into a revolving credit agreement with Bayerische Landesbank Girozentrale. The total commitment and outstanding balance of the agreement is 33.5 million pounds sterling ($56.1 million at October 30, 1998). The term of the agreement is five years. This agreement replaces the short-term and five-year credit agreements described above with Bayerische Landesbank Girozentrale and National Westminister Bank which totaled
33.5 million pounds sterling. Dominion Resources is guarantor to DR Group Holdings for this revolving credit agreement.

                            DOMINION RESOURCES, INC.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)

Dominion Energy

Subsidiaries of Dominion Energy have general partnership interests in certain of its energy ventures. These subsidiaries may be required to fund future operations of these investments, if operating cash flow is insufficient.

Under an agreement related to the acquisition and financing of the Kincaid Power Station, Dominion Energy's wholly-owned subsidiary, Dominion Energy Construction Company (DECCO), must make certain improvements to the facility. Dominion Energy has provided a guarantee of DECCO's financial obligation under this agreement. Also, until the improvements are completed, Dominion Energy must fund up to approximately $130 million, less cash generated, in additional equity that may be required by Kincaid Generation LLC (KGL), the owner of the Kincaid Power Station. Dominion Resources has guaranteed Dominion Energy's obligation to make such equity infusions to KGL.

Dominion Capital

As of March 31, 1999, Dominion Capital had commitments to fund loans of approximately $587 million.

For additional information regarding Contingencies, see Note (T) to THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

(I) LINES OF CREDIT
    ---------------

Dominion Resources and its subsidiaries have lines of credit, revolving credit agreements and bank commitments that provide for maximum borrowings of $5,349.8 million. At March 31, 1999, $2,049.7 million had been borrowed under such agreements. In addition, these credit agreements supported $257.9 million of Dominion Resources' commercial paper and $641.6 million of non-recourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at March 31, 1999. At March 31, 1999, $321.1 million of Dominion Resources commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

(J) LONG-TERM INCENTIVES
    --------------------

During the first quarter of 1999, participants in the Dominion Resources, Inc. Incentive Compensation Plan were awarded by the Board of Directors of Dominion Resources 5,000 shares of common stock at $44.50 per share and 13,916 shares of restricted stock at $44.50 per share and 10,842 shares at $42.25 per share.

For the three-month period ended March 31, 1999, 263 shares were issued associated with exercised stock options from previous awards. As of March 31, 1999, options on 1,863 were exercisable from previous awards under the Dominion Resources Long-term Incentive Plan.

                            DOMINION RESOURCES, INC.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)

(K) ACQUISITIONS
    ------------

San Juan Partners L.L.C.

In January 1999, Dominion Energy acquired San Juan Partners, L.L.C., a natural gas investment company, for an initial price of $90.1 million in cash. On March 26, 1999, Dominion Energy completed the acquisition when San Juan Partners, L.L.C. purchased all of the assets of the Burlington Resources Coal Seam Gas Royalty Trust Estate (Trust), consisting principally of the Trust's interest in certain coal bed methane gas producing properties located in the San Juan Basin of New Mexico. The net all-cash purchase price of the Trust was $25 million.

(L) BUSINESS SEGMENTS
    -----------------

Business segment financial information follows for the three months period ended March 31, 1999 and 1998. Corporate includes intersegment eliminations.


                       Virginia       Dominion        Dominion       Dominion       Corporate       Consolidated
                         Power         Capital         Energy           UK         Operations         Total
                         -----         -------         ------           --         ----------         -----
(millions,
except total
assets)

1999

Revenues             $1,088.4         $107.6           $97.0                                      $1,293.0
Net Income            $(149.1)         $13.4           $20.8                         $(1.4)        $(116.3)
Total Assets
     (billions)         $11.5           $3.3            $2.4                          $0.3           $17.5

1998

Revenues             $1,050.8          $86.8           $85.1         $550.8                       $1,773.5
Net Income              $89.7          $13.4           $20.7          $22.4          $(6.7)         $139.5
Total Assets
     at 12/31/98
     (billions)         $12.0           $3.1            $2.2           $0.2                          $17.5


(M) SUBSEQUENT EVENTS
    -----------------

Remington Energy Ltd.

In April 1999, Dominion Energy completed its purchase of all of the issued and outstanding shares of Remington Energy Ltd., (Remington) a publicly traded natural gas exploration and production company headquartered in Calgary, Alberta, Canada.

Dominion Energy received tenders for approximately 93 percent of the outstanding Remington common shares on March 29, 1999 and acquired the remaining shares through statutory procedures. The total purchase price was $33 million. In addition, Dominion Energy assumed $260 million of Remington's

                            DOMINION RESOURCES, INC.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)

debt and liabilities.

Revised Merger Offer - Consolidated Natural Gas Company

On May 11, 1999, the Board of Directors of Consolidated Natural Gas Company
(CNG) accepted an amended merger offer made by Dominion Resources on May 10, 1999.

Under the terms of the amended agreement, CNG shareholders will receive consideration valued at $66.60 per share for each outstanding share of CNG common stock . The merger consideration will be paid partly in Dominion Resources common stock and partly in cash. The portion of the merger consideration to be paid in stock is structured not exceed approximately 60% of the total consideration.

The amended agreement also provides for a merger transaction which will occur immediately before the CNG merger and in which approximately 15 to 20 percent of the Dominion Resources shares outstanding will be acquired by Dominion Resources for $43.00 per share in cash. The remaining shares will be replaced with new Dominion Resources shares on a one for one basis.

The funds needed for the cash components of the transaction will be raised initially through debt which is expected to be replaced over time through other borrowings, the issuance of equity securities other than common stock and the divestiture of non-core assets.

Under the amended agreement, the transaction will be accounted for using the purchase method rather than pooling of interest accounting which was expected to apply under the original merger agreement..

The transaction remains subject to approval by the shareholders of both companies, receipt of opinions of counsel as to the tax-free nature of the stock to be received by shareholders and approvals of various regulatory agencies at state and federal levels.

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

The business and financial condition of Dominion Resources are influenced by a number of factors including political and economic risks, market demand for energy, inflation, capital market conditions, governmental policies, legislative and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency, the Department of Energy, the Nuclear Regulatory Commission, the Virginia Commission and the North Carolina Utilities Commission), industry and rate structure and legal and administrative proceedings. Some other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, present or prospective wholesale and retail competition, competition for new energy development opportunities, pricing and transportation of commodities, operation of nuclear power facilities, acquisition and disposition of assets and facilities, recovery of the cost of purchased power, nuclear decommissioning costs, the ability of Dominion Resources, its suppliers, and its customers to successfully address Year 2000 compliance issues, exposure to changes in the fair value of commodity contracts, counter-party credit risk and unanticipated changes in operating expenses and capital expenditures. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Dominion Resources. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on Dominion Resources.

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

DOMINION RESOURCES - CONSOLIDATED
---------------------------------

RESULTS OF OPERATIONS

Earnings Per Share                         Three Months Ended
                                               March 31,
                                       1999                 1998
                                       ----                 ----

   Virginia Power                    $(0.77)               $0.46
   Dominion UK                                              0.10
   Nonutility                          0.17                 0.16
                                      -----                -----
   Consolidated                      $(0.60)               $0.72
                                     ======                =====

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

Consolidated earnings decreased $1.32 per share for the first quarter of 1999 when compared to the same time period in 1998. The decrease was due to the write-off of generation related assets and liabilities at Virginia Power. The amount of the write-off was $254.8 million, net of tax. The amount was recorded on the financial statements as an extraordinary item. For more information on the write-off, see Note (B) to THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Operating Revenues and Operating Expenses

Operating revenues and operating expenses decreased by $480.5 million and $413.2 million, respectively during the first quarter of 1999 as compared to the same period in 1998 primarily due to the sale of East Midlands. For more information on the sale of East Midlands, see Note (C) Gain on Sale of DR Investments in the Notes to the Consolidated Financial Statements included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

Extraordinary Item, Net of Income Tax

Virginia Power recorded a charge to earnings to reflect the write-off of assets and liabilities related to its generation activities which will not be recovered through capped rates. For more information on the extraordinary item, see Note
(B) to THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Contingencies

For information on contingencies, see Note (H) to THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Cash flows from operating activities for the three months ended March 31, 1999 decreased by $163.2 million as compared to the same period in 1998. The decrease was primarily due to normal operations and an increase in fuel expenses for which recovery was not received in the first quarter of 1999.

Cash Flows From Financing Activities

Cash flows from financing activities during the three-month period ending March 31, 1999 were $370 million and were due to the issuance of commercial paper:

 .    to satisfy the funding needs for loan and mortgage originations at Dominion
     Capital; and
 .    to fund the acquisition of San Juan Partners, L.L.C. at Dominion Energy.

On February 19, 1999, the Board of Directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable March 20, 1999 to holders of record at the close of business March 2, 1999.

In addition, Dominion Resources repurchased 2,568,400 shares of common stock ($107.2 million) during the first quarter of 1999. On July 20, 1998, the Dominion Resources Board of Directors approved the repurchase of up to $650 million of Dominion Resources common stock.

On March 31, 1999, Dominion Resources increased its bank lines of credit to $600 million by replacing the April 1, 1998, $200 million short-term credit agreement with a new $300 million 364-day facility. Dominion Resources uses these credit agreements to support its commercial paper borrowings. The proceeds from these borrowings are used to finance Dominion Resources' nonutility subsidiaries working capital for operations.

Cash Flows Used In Investing Activities

Net cash flows used in investing activities during the three-month period ending March 31, 1999 were $525.1 million. The primary reasons for the cash outflows were:

 .    increase in loan originations at Dominion Capital's financial services subsidiaries;
 .    utility plant (including nuclear fuel) expenditures at Virginia Power;
 .    Dominion Energy's acquisition of San Juan Partners, L.L.C.; and
 .    the funding to expand and upgrade certain independent power plants of
     Dominion Energy.

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

FUTURE ISSUES

Power Generation Development

On April 14, 1999, Dominion Resources and a subsidiary of Consolidated Natural Gas Company (CNG) signed an exclusive agreement to develop natural gas-fired power generation facilities along CNG's natural gas pipeline system. This agreement is not conditional upon the proposed merger between Dominion Resources and CNG. For additional information on the proposed merger, see Note (X) to NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

Under terms of the agreement the companies have identified 45 potential development sites along CNG's natural gas pipeline network in Ohio, Pennsylvania, New York, West Virginia and Virginia. Dominion Resources and CNG affiliates will develop, own or lease, operate and maintain the facilities on a 50-50 ownership basis.

Year 2000 Compliance

Dominion Resources remains on schedule to complete all necessary work to prepare the company for the year 2000. The following tables summaries our status and projected timetable:

                            Percent of Critical Systems Year 2000 Ready
                            -------------------------------------------

                            Actual                    Planned
                            ------            ------------------------
                            3/31/99           7/31/99         10/31/99
                            -------           -------         --------

Virginia Power                96%               99%             99%*
Dominion Resources            10%              100%             100%
Dominion Energy               62%               84%             100%
Dominion Capital              95%              100%             100%

------------
* 100% planned to be ready by 12/31/99


We expect year 2000 costs to be within the range of $35 million and $45 million dollars of which $17.6 million has been expended as of March 31, 1999. Of this amount, $30 million to $40 million is for Virginia Power.

Dominion Resources will have all contingency plans identified and tested prior to year-end 1999.

In addition to our remediation programs directed at our critical information systems, embedded systems and external relationships, our year 2000 readiness efforts include evaluation of reasonably likely worst case scenarios and the development of contingency plans to address how we would respond to problems, should they occur. Our contingency planning efforts to support continuity of operations into and beyond the year 2000 are essentially complete. Minor

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

updates and final reviews of our contingency plans will be completed during the second quarter of 1999. Year 2000 contingency plans will be refined and validated throughout the remainder of 1999.

As part of our contingency planning process, we have considered and evaluated, and continue to evaluate, reasonably likely worst case scenarios and their impact on critical business processes. Based on our evaluations, such potential scenarios could include the following:

 .    Minor variations in voltage or frequency with no significant effect on electric service;
 .    Temporary loss of a portion of generation capacity, including possibly non-utility generators; however, such loss is not expected to be sufficient to adversely affect electric service;
 .    Temporary loss of some telecommunications functionality and other services with no impact expected on electric service; and
 .    Temporary loss of a small portion of commercial and industrial customer loads due to customer year 2000 issues with no expected adverse impact on stability of electric service.

When considering these scenarios or others specifically related to our major subsidiary, Virginia Power, we first take into account that Virginia Power, and the entire electric power industry, already have extensive contingency plans in place for many events such as extreme heat, storms, equipment failures, sudden loss of customer load or sudden loss of a generation unit. Year 2000 contingency plans address the scenarios recommended in the North American Electric Reliability Council Year 2000 Contingency Planning Guide, as well as additional company specific scenarios. For example, one contingency plan prescribes that in the event voice communications fail, satellite phones will be used to provide operational information to our operations center and to other utilities.

Our contingency planning efforts also include developing precautionary measures. Precautionary measures are intended to place us in a position to mitigate the impact of year 2000 related problems, in the unlikely event problems occur. Examples of precautionary measures include planned additional staffing in key operational positions to facilitate quick responses to unusual situations, and having extra supplies and/or fuel on hand to minimize the impact if we experience interrupted access to key supplies.

In addition, Virginia Power, is actively participating in industry contingency planning efforts at the regional and national level. Virginia Power expects to submit its finalized contingency plans to the North American Electric Reliability Council in June 1999. Virginia Power successfully participated in the first nationwide drill by electric utilities on April 9, 1999, coordinated by the North American Electric Reliability Council. The exercise simulated the partial failure of some primary voice and data communications to demonstrate the ability of electric utilities to communicate operating information using backup systems. No actual communications systems or generating units were shut down during the exercise. Service to Virginia Power's customers was not affected. Virginia Power will participate in the second nationwide drill on September 8-9, 1999.

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

For additional information, see Year 2000 Compliance, MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

Recently Issued Accounting Standard

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133) is effective for the Company beginning in 2000. SFAS No. 133 requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The FASB-sponsored Derivatives Implementation Group that is addressing implementation issues related to SFAS No. 133 has tentatively concluded that certain long-term power purchase contracts may be considered derivatives under SFAS No. 133. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing of, or method of, adoption.

VIRGINIA POWER
--------------

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended March 31, 1999 varied from the same period in the prior year primarily due to the following:

                                                              Change
                                                            (Millions)
     Revenue - Electric Service
           Customer growth                                    $ 16.7
           Weather                                              27.8
           Base rate variance                                  (28.1)
           Fuel rate variance                                   (9.5)
           Other retail, net                                      .5
                                                              ------
           Total retail                                          7.4
           Other electric service                               18.7
                                                              ------
           Total electric service                               26.1
                                                              ------
           Revenue - Other                                      11.5
                                                              ------
                Total revenue                                 $ 37.6
                                                              ======

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

Electric service revenue consists of sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina Commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The primary factors affecting this revenue in the first three months of 1999 were customer growth, weather and changes in rates.

Customer growth - There were 41,565 new customer connections in the twelve months ended March 31, 1999. These additional customers increased Virginia Power's revenue by $16.7 million in the first quarter of 1999 compared to the same period in 1998.

Weather - The cooler weather in the first quarter of 1999, as compared to 1998, caused customers to use more electricity for heating, which increased retail revenue by $27.8 million from the previous year. Heating degree days were as follows:
                                            1999        1998      Normal
                                            ----        ----      ------

Heating degree days                         1,933       1,739      2,105

Percentage change compared to prior
   year                                      11.2%       (6.3)%

Base rates -- In 1998, as part of the settlement to resolve outstanding rate proceedings, Virginia Power agreed to a two-phased rate reduction, $100 million effective March 1, 1998 and an additional $50 million effective March 1, 1999, with a base rate freeze through February 2002. The 1999 deregulation legislation extended this base rate freeze until July 1, 2007.

Fuel rates - The decrease in fuel rate revenue is attributable to lower fuel rates in effect during the first quarter of 1999, as compared to the same period in 1998.

Other Revenues

Other revenue includes sales of electricity beyond our service territory, natural gas, nuclear consulting services, energy management services and other revenue. The growth in power marketing and natural gas revenue for the three-month period ended March 31, 1999, as compared to the same period in 1998, is primarily due to favorable changes in commodity prices and higher margins in 1999.

Fuel, net

Fuel, net decreased as compared to the first quarter of 1998 due to increased deferral of fuel expenses as a result of higher fuel costs from changes in Virginia Power's generation mix and lower fuel rates in 1999.

Purchased Power Capacity, net

Purchased power capacity, net increased as compared to the first quarter of 1998, primarily due to increased expenses associated with the restructuring of

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

certain contracts and the discontinuance of deferral accounting for such expenses. This accounting change resulted from the 1998 rate settlement with the Virginia Commission.

Operations and Maintenance

Operations and maintenance increased for the three-month period ended March 31, 1999, as compared to the same period in 1998, as a result of increased costs for significant storm damage in early January.

Extraordinary item--Discontinuance of SFAS No. 71

On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. See Note (B) Extraordinary Item - Discontinuance of SFAS No. 71, to THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Under this legislation, Virginia Power's base rates remain unchanged until July 2007. The legislation's deregulation of generation is an event that requires discontinuation of SFAS No. 71 for our generation operations although recovery of generation-related costs continues to be provided through the capped rates and the wires charge assessed to those customers opting for alternate suppliers. Our transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, cost-based recovery of fuel expenses continues until July 2007.

Under EITF Issue 97-4 generation-related assets and liabilities that will not be recovered through the capped rates were written off in March 1999, resulting in an after-tax charge to earnings of $254.8 million.

Contingencies

For information on contingencies, see Note (H) to tHE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

Operating activities resulted in $105.3 million decreased cash flow for the three-month period ended March 31, 1999 as compared to the same period in 1998. This decrease was primarily attributable to the timing of certain payments related to normal operations and an increase in fuel expenses for which recovery was not received in the first quarter. Internal generation of cash exceeded Virginia Power's capital requirements during the first quarters of 1999 and 1998.

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

Cash Flows Used in Financing Activities

Cash used in financing activities was as follows:

                                                          Three Months Ended
                                                               March 31,
                                                        1999             1998
                                                        ----             ----
                                                              (Millions)

Issuance (repayment) of short-term debt                 $10.4          $(146.3)
Repayment of long-term debt and preferred stock         (40.0)
Payment of dividends                                   (107.2)          (108.5)
Other                                                    (2.8)            (0.3)
                                                      -------          -------
Total                                                 $(139.6)         $(255.1)
                                                      =======          =======

On April 13, 1999, Virginia Power filed a $400 million medium- term note shelf registration statement with the Securities and Exchange Commission (SEC). The registration statement became effective on April 30, 1999. The remaining principal amount of debt that can be issued from the currently effective medium-term note shelf is only $20 million. Virginia Power has $625 million of debt capacity under two other shelf registration statements. An additional capital resource of $100 million in preferred stock also is registered with the SEC.

Virginia Power has a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $232.1 million at March 31, 1999.

Cash Flows Used in Investing Activities

Cash used in investing activities was as follows:

                                                         Three Months Ended
                                                              March 31,
                                                        1999             1998
                                                        ----             ----
                                                              (Millions)

Plant expenditures (excluding AFC-other funds)        $(137.1)         $ (83.7)
Nuclear fuel (excluding AFC-other funds)                (18.0)           (20.8)
Nuclear decommissioning contributions                    (7.8)           (21.6)
Other                                                    (0.2)             3.1
                                                      -------          -------
Total                                                 $(163.1)         $(123.0)
                                                      =======          =======

Investing activities for the first three months of 1999 resulted in a net cash outflow of $163.1 million primarily due to $137.1 million of construction expenditures, $18.0 million of nuclear fuel expenditures and $7.8 million of contributions to nuclear decommissioning trusts. Of the construction expenditures, Virginia Power spent approximately $70.6 million on transmission and distribution projects, $56.4 million on production projects and $9.7 million on general support facilities.

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

FUTURE ISSUES

Competition

On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. Under this legislation, Virginia Power's base rates will remain unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates and the wires charge assessed to those customers opting for alternate suppliers. In the absence of the capped rates, Virginia Power would be exposed, on a pre-tax basis, to approximately $3.2 billion of potential losses related to long-term power purchase commitments and an additional $0.5 billion of potential losses in generation-related regulatory assets.

The legislation's deregulation of generation is an event that requires discontinuation of SFAS No. 71 for our generation operations. Our transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, cost-based recovery of fuel expenses continues until July 2007.

Virginia Power is subject to a base rate freeze at reduced revenue levels until July 2007. In addition, Virginia Power remains subject to numerous risks including, among others, exposure to long-term power purchase commitment losses, environmental contingencies, changes in tax laws, decommissioning costs, inflation, increased capital costs, and recovery of certain other items. Virginia Power believes the stable rates that are provided until July 2007 by the legislation present a reasonable opportunity to recover a substantial portion of Virginia Power's potentially stranded costs as more fully described in Virginia Power's 1998 Form 10-K, see Competition--Exposure to Potentially Stranded Costs, Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For additional information, see Extraordinary Item--Discontinuance of SFAS No. 71, Note (B) to THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DOMINION ENERGY
---------------

RESULTS OF OPERATIONS

Net income during the first quarter ending March 31, 1999 was comparable to the first quarter ending March 31, 1998.The 1999 financial results reflect higher earnings from oil and gas operations, offset by a lower contribution from its foreign power businesses.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

Cash flows from operations for the three months ended March 31, 1999 decreased by $8.6 million as compared to the same period in 1998 reflecting the consistency of net income between the two periods and the effect of immaterial fluctuations due to normal operating activities.

Cash Flows From Financing Activities

Cash from (used in) financing activities was as follows:

                                                      Three Months Ended
                                                           March 31,
                                                 1999                   1998
                                                 ----                   ----
                                                          (Millions)

   Issuance of debt                            $ 146.8                $ 162.5
   Investment from parent                         85.0
   Dividend payment                              (13.0)                 (12.3)
   Other                                          00.0                   (0.3)
                                               -------                -------
   Total                                       $ 218.8                $ 149.9
                                               =======                =======

During the first three months of 1999, cash flows from financing activities were $218.8 million primarily due to intercompany borrowings to fund the acquisition of San Juan Partners, L.L.C. and an equity contribution from Dominion Energy's parent.

Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

                                                           Three Months Ended
                                                                March 31,
                                                      1999                   1998
                                                      ----                   ----
                                                               (Millions)
   Investment in natural gas assets                 $ (12.6)               $   1.0
   Investment in power generation assets              (39.7)                 (14.7)
   Purchase of fixed assets                           (18.9)                 (32.4)
   Acquisition of business                           (133.2)                (189.1)
   Sale of business                                    24.1                   99.5
   Other                                              (51.5)                 (48.5)
                                                    -------                -------
   Total                                            $(231.8)               $(184.2)
                                                    =======                =======

During the first three months of 1999 cash flows used in investing activities were $231.8 million primarily due to the acquisition of San Juan Partners, L.L.C. in addition to continued expansion and development of power generation assets.

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


Future Issues

Sale of Power

In April 1999, Elwood Energy LLC, (Elwood Energy) a joint venture between subsidiaries of Dominion Energy and subsidiaries of Peoples Energy Corporation signed agreements with Commonwealth Edison Company (ComEd) and Engage Energy US, L.P. (Engage) to sell all generating capacity from its natural gas-fired facility. Under the agreements, ComEd and Engage will each purchase one-half of the power produced by Elwood Energy.

DOMINION CAPITAL
----------------

RESULTS OF OPERATIONS

Dominion Capital's net income in the first quarter ending March 31, 1999 was comparable to the same period in 1998. The financial results reflect higher earnings due to the improved performance from its four core financial services operating units, which was offset by losses from non-core operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Used In Operating Activities

Dominion Capital's cash flows used in operations for the three months ended March 31, 1999 increased by $35.7 million as compared to the same period for 1998 primarily due to an increase in cash outflows from net mortgage originations and sales.

Cash Flows From Financing Activities

Cash from financing activities was as follows:

                                                         Three Months Ended
                                                              March 31,
                                                    1999                   1998
                                                    ----                   ----
                                                            (Millions)
 Issuance of long-term debt                       $ 847.1                $ 812.8
 Repayment of long-term debt                       (843.6)                (722.6)
 Issuance of commercial paper                       367.0                   67.7
 Investment from parent                              25.0                   24.1
 Dividend payment                                   (17.3)                 (14.2)
 Issuance (repayment) of intercompany debt         (189.8)                  32.0
                                                  -------                -------
   Total                                          $ 188.4                $ 199.8
                                                  =======                =======

During the first three months of 1999, Dominion Capital's cash flows from financing activities were $188.4 million primarily due to funding needs for loan and mortgage originations during the period.

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

Cash Flows Used In Investing Activities

Cash used in investing activities was as follows:

                                                    Three Months Ended
                                                        March 31,
                                               1999                 1998
                                               ----                 ----
                                                       (Millions)
Loan originations                           $ (537.1)            $ (561.1)
Repayments of loan originations                464.3                378.3
Purchase of securities                         (50.3)                (1.2)
Proceeds from sale of securities                46.5                 13.6
Other                                          (53.4)                12.4
                                            --------             --------
Total                                       $ (130.0)            $ (158.0)
                                            ========             ========

During the first three months of 1999, Dominion Capital's cash flows used in investing activities were $130 million primarily due to net loan originations and residual interest retained.

                            DOMINION RESOURCES, INC.
                            ------------------------
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                      ------------------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------


MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Dominion Resources is exposed to market risk because it utilizes financial instruments, derivative financial instruments and derivative commodity instruments. The market risks inherent in these instruments are represented by the potential loss due to adverse changes in commodity prices, equity security prices, interest rates and foreign currency exchange rates as described below. Interest rate risk generally is related to Dominion Resources' and its subsidiaries' outstanding debt as well as their commercial, consumer, and mortgage lending activities. Currency risk exists principally through Dominion Energy's investments in Canada and some debt denominated in European currencies associated with Dominion Energy's investment in South America. Dominion Resources is exposed to equity price risk through various portfolios of equity securities. Commodity price risk is experienced in Dominion Resources' subsidiaries Dominion Energy and Virginia Power. They are exposed to effects of market shifts in the sales prices they receive and pay for natural gas and electricity.

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

Dominion Resources uses the Sensitivity Analysis methodology to disclose the quantitative information for the interest rate, commodity price and foreign exchange risks. Sensitivity analysis provides a presentation of the potential loss of future earnings, fair values, or cash flows from market risk sensitive instruments over a selected time period due to one or more hypothetical changes in interest rates, foreign currency exchange rates, commodity prices, or other similar price changes. The Tabular Presentation methodology is used to disclose equity price market risk. The tabular presentation of summarized information requires disclosure of key terms and information for market risk sensitive instruments.


Interest Rate Risk Non-Trading Activities

Dominion Resources manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Dominion Resources enters into interest rate sensitive derivatives. Examples of these derivatives are swaps, forwards and futures contracts.

Dominion Resources, as part of its routine risk management policy, reviews the level of market risk it faces.

                            DOMINION RESOURCES, INC.
                            ------------------------
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                      ------------------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------
                                   (CONTINUED)
                                   -----------

Electric and Gas Commodity Price Risk Trading Activities

As part of its strategy to market energy from its generation capacity and to manage related risks, Virginia Power manages a portfolio of derivative commodity contracts held for trading purposes. These contracts are sensitive to changes in the prices of natural gas and electricity. Virginia Power employs established policies and procedures to manage the risks associated with these price fluctuations and uses various commodity instruments, such as futures, swaps and options, to reduce risk by creating offsetting market positions. In addition, Virginia Power seeks to use its generation capacity, when not needed to serve customers in our service territory, to satisfy commitments to sell energy.

Based on the sensitivity analysis methodology discussed previously in this section, Virginia Power has determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at March 31, 1999 and December 31, 1998. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $7.2 million and $13.5 million in the fair value of our commodity contracts as of March 31, 1999 and December 31, 1998, respectively.

The sensitivity analysis does not include the price risks associated with utility operations and utility fuel requirements, since these costs are generally provided for through our capped rates, nor does it include risks that are either nonfinancial or nonquantifiable. In addition, provisions are made in the financial statements to address credit risk.

The risk associated with Dominion Resources' use of these instruments has not materially changed from that discussed in Market Rate Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITION included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

                            DOMINION RESOURCES, INC.
                            ------------------------
                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion Resources Annual Shareholders Meeting was held on April 16, 1999 and the following issues were voted on by shareholders.

ELECTION OF DIRECTORS

The following Directors were elected to the Board of Directors for terms expiring in the year 2000:

                                                   Votes
                                                   -----
Director                               For                    Withheld
--------                               ---                    --------

John W. Harris                     168,820,145                3,122,656
Kenneth A. Randall                 168,639,451                3,303,350
Judith B. Warrick                  168,789,054                3,153,747
David A. Wollard                   168,756,521                3,186,280

As a result of the Amendments to the Articles of Incorporation as described below, the following incumbent Directors' terms will also expire in the year 2000.

Director
--------

John B. Adams
Benjamin J. Lambert
Richard L. Leatherwood
Frank S. Royal
John B. Bernhardt
Thos. E. Capps
S. Dallas Simmons
Robert H. Spilman

AMENDMENTS TO DOMINION RESOURCES ARTICLES OF INCORPORATION

Shareholders approved the amendments to Dominion Resources Articles of Incorporation to eliminate the classification of the Board of Directors and to increase the number of Directors to a maximum number of 17 members as follows:

                           Votes                                 Broker
        For               Against           Abstained           Non-Votes
        ---               -------           ---------           ---------

    141,652,286          8,453,778          2,280,682          19,556,056

INCENTIVE COMPENSATION PLAN

Shareholders approved the amendments to Dominion Resources Employee Incentive Compensation Plan as follows:

                                 Votes
            For                 Against              Abstained
            ---                 -------              ---------

        149,592,479           19,094,648             3,255,675

                            DOMINION RESOURCES, INC.
                            ------------------------
                          PART II. - OTHER INFORMATION
                          ----------------------------
                                   (CONTINUED)

ITEM 5.  OTHER INFORMATION
--------------------------

THE COMPANY

The Merger

With respect to the previously reported merger agreement between Dominion Resources and Consolidated Natural Gas Company (CNG), on May 11, 1999, the CNG Board of Directors accepted Dominion Resources' amended merger offer which guarantees a fixed value of $66.60 for each share of CNG. The merger consideration will be paid partly in Dominion Resources common stock and partly in cash. In addition, the amended merger agreement also includes a first step merger in which approximately 15 to 20 percent of the outstanding Dominion Resources shares will be reacquired by Dominion Resources for $43.00 per share in cash. For additional information, see Note (M) in NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Restructuring

Dominion Resources announced in April 1999, a reorganization of its energy businesses, effective May 1, along functional lines with the following areas of focus:

 .    power generation/off-systems transactions;
 .    bulk power delivery and distribution; and
 .    oil and gas development, exploration and operation.

By 2002, when deregulation of generation is anticipated in Virginia, Dominion Resources plans to conduct all of its power generation/off-systems businesses through a new subsidiary (Dominion Generation, Inc.). No generating assets are expected to be transferred from the Virginia Power corporate entity nor is it anticipated that these assets will be operated by any entity other than Virginia Power until deregulation. During this transition period, both Virginia Power and Dominion Energy may use the name Dominion Generation to refer to their generation activities.

VIRGINIA POWER

Competition

For a discussion on Virginia legislation requiring competition beginning in 2002 see Note (B) to THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS and VIRGINIA POWER-Future Issues-Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Future Sources of Power

Virginia Power has requested approval from the Virginia Commission to construct four gas-fired turbine generators in Virginia. At a January 1999 hearing the Virginia Commission determined that the Rules Governing the Use of Bidding Programs to Purchase Electricity from Other Power Suppliers apply to this proposed transaction. The Virginia Commission ordered Virginia Power to issue a Request for Proposals (RFP) and also ordered the Virginia Commission Staff to review the solicitation process and set an expedited schedule requiring bidders to submit responses no later than March 26, 1999. After a review of the bids, the Virginia Commission Staff issued a report to the Virginia Commission with its recommendations and the Virginia Commission

                            DOMINION RESOURCES, INC.
                            ------------------------
                          PART II. - OTHER INFORMATION
                          ----------------------------
                                   (CONTINUED)

issued another Order allowing bidders under the RFP to file a response to that report. Virginia Power is currently awaiting action by the Virginia Commission. Virginia Power has obtained the applicable zoning permits for the construction of the generators and have applied for other required environmental permits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits:

          3(i)- Articles of Incorporation as in effect April 16, 1999 (filed herewith).

          3(ii)-    Bylaws as in effect April 16, 1999 (filed herewith).

          10(i)- Dominion Resources, Inc. Incentive Compensation Plan as restated effective April 16, 1999 (Exhibit 99, Form S-8 Registration Statement, File No. 333-78173, incorporated by reference).

          10(ii)- Employment agreement dated April 16, 1999 between Dominion Resources and Thos. E. Capps (filed herewith).

          10(iii)- Alliance Agreement, dated April 14, 1999, between Dominion Resources, Inc. and CNG Power Company (filed herewith).

          11- Statement re: computation of per share earnings (included in this Form 10-Q on page 3)

          27-       Financial Data Schedule (filed herewith).


(b) Reports on Form 8-K

          Dominion Resources filed a report on Form 8-K, dated March 29, 1999, relating to Virginia Power's effect of the final legislation the Governor of Virginia signed into law establishing the restructuring of the electric utility industry in Virginia.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DOMINION RESOURCES, INC.
                                           Registrant




                                    BY    JAMES L. TRUEHEART
                                       ------------------------
                                          James L. Trueheart
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)

May 14,1999