Form 10-K405/A
period 1998-12-31
DOMINION RESOURCES INC /VA/
filed 1999-05-19
CIK 715957

                       SECURITIES AND EXCHANGE COMMISION

                            Washington, D.C.  20549

                    _______________________________________

                                  FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT

                Filed pursuant to Section 12, 13, and 15 (d) of

                      THE SECURITIES EXCHANGE ACT OF 1934

                    ________________________________________

                            Dominion Resources, Inc.
               (Exact name of registrant as specified in charter)

                          AMENDMENT NO. 1 TO FORM 10-K

The undersigned registrant hereby amends the exhibits to its 1998 Annual Report on Form 10-K to include the following 1998 Annual Reports for the Dominion Resources, Inc. Employee Savings Plan, Dominion Subsidiary Savings Plan, and the Virginia Power Hourly Employee Savings Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DOMINION RESOURCES, INC.
                                 Registrant

                            BY   /s/ THOMAS N. CHEWNING
                                     ------------------
                                     Thomas N. Chewning
                                   Executive Vice President,
                                    Chief Financial Officer

Date: May 14, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 11-K
                                 ANNUAL REPORT

                        Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

(Mark One):

  X       ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
-----
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 1998

                                       or

----- TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from ___________ to ____________.

Commission File number 333-09167

A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                            Dominion Resources, Inc.
                             Employee Savings Plan

B. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                            DOMINION RESOURCES, INC.
                                P. O. Box 26532
                              120 Tredegar Street
                            Richmond, Virginia 23261

                            DOMINION RESOURCES, INC.

                             EMPLOYEE SAVINGS PLAN

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS




                                                                             Pages
                                                                           ----------

Independent Auditors' Report                                               F-2

Financial Statements:

     Statements of Net Assets Available for Benefits
     as of December 31, 1998 and 1997                                      F-3

     Statements of Changes in Net Assets Available
     for Benefits for the Years Ended
     December 31, 1998 and 1997                                            F-4

     Notes to Financial Statements                                         F-5 - F-20

Supplemental Schedules as of  and for the year ended December 31, 1998:

     Item 27a Schedule of Assets Held for Investment
     Purposes                                                              F-21

     Item 27d Schedule of Reportable Transactions                          F-22


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Organization, Compensation and Nominating Committee of the
Board of Directors of Dominion Resources, Inc.

We have audited the accompanying financial statements of the Dominion Resources, Inc. Employee Savings Plan (the Plan) as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997, listed in the Table of Contents on page F-1. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed in the Table of Contents are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



Richmond, Virginia
May 14, 1999

                            DOMINION RESOURCES, INC.
                             EMPLOYEE SAVINGS PLAN
                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           December 31, 1998 and 1997

                                                             December 31,
ASSETS                                                   1998           1997

  Investments (Notes 1 and 2):
    Dominion Resources, Inc., Common Stock            $237,078,039   $227,358,045
    Common/Collective Trusts                           115,001,303     83,467,788
    Interest in Certus Stable Value Fund (Note 7)       59,717,276     44,640,390
    Mutual Funds                                       116,975,232    101,096,713
    Loans To Participants                               10,164,819      9,620,638
       Total Investments                               538,936,669    466,183,574

  Receivables:
    Interest                                               292,331        232,683
    Other                                                  116,216      2,219,510
       Total Receivables                                   408,547      2,452,193

    Cash                                                   654,894        123,233

       Total Assets                                    540,000,110    468,759,000

  Liabilities - Other                                      227,936        602,594

      Net Assets Available for Benefits               $539,772,174   $468,156,406




The accompanying notes are an integral part of the financial statements.

                            DOMINION RESOURCES, INC.
                             EMPLOYEE SAVINGS PLAN
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                   For Years Ended December 31, 1998 and 1997

                                                   For Years Ended December 31,
                                                       1998            1997
   Investment income:
      Net appreciation
         in fair value of investments (Note 5)     $ 46,008,500    $ 51,284,949
      Dividend income                                17,098,672      17,266,136
      Interest and other income                       4,141,937       3,610,729

         Total investment income                     67,249,109      72,161,814

   Contributions:

      Participant (Note 1)                           23,753,692      23,543,017
      Participating companies (Note 1)                7,977,919       7,457,675

         Total additions                             98,980,720     103,162,506

   Benefits paid to participants                     24,572,163      30,900,004
   Administrative expenses                              254,633         165,007

         Total deductions                            24,826,796      31,065,011

   Net increase before transfer                      74,153,924      72,097,495

   Transfer of participants' assets to/(from)
      the Plan (to)/from other plans:                (2,538,156)        (64,727)

   Net increase                                      71,615,768      72,032,768

   Net assets available for benefits:
      Beginning of year                             468,156,406     396,123,638

      End of year                                  $539,772,174    $468,156,406

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
______________________________________

1.   DESCRIPTION OF PLAN

     The following description of the Dominion Resources, Inc. Employee Savings Plan (the Plan) provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

     a. GENERAL - The Plan is a defined contribution pension plan covering all full-time salaried employees of the Participating Companies (see Note 1.d) who have six months of service and are age 18 or older. Virginia Electric and Power Company (the Company) a wholly-owned subsidiary of Dominion Resources, Inc. (DRI), is the designated Plan sponsor,
          fiduciary and administrator.   Mellon Bank serves as the trustee of
          the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

     b.   CONTRIBUTIONS -

          January 1, 1997 - April 30, 1998:

                    A maximum of 17% of the participant's eligible earnings and 9% of highly compensated employee's eligible earnings could be invested in the Plan. Of the 17%, up to 12% could be invested on a tax-deferred basis. The Participating Companies contribute a matching amount equivalent to 50% of each participant's contributions, not to exceed 3% of the participant's eligible earnings, which is used to purchase DRI common stock.

          May 1, 1998 - December 31, 1998:

          A maximum of 20% of the participant's eligible earnings and 10% of highly compensated employee's eligible earnings can be invested in the Plan. Of the 20%, up to 15% can be invested on a tax-deferred basis. The Participating Companies contribute a matching amount equivalent to 50% of each participant's contributions, not to exceed 3% of the participant's eligible earnings, which is used to purchase DRI common stock.

     c. PARTICIPANT ACCOUNTS - Each participant's account includes the effect of the participant's contributions and withdrawals, as applicable, and allocations of the Company's contributions, Plan earnings, and administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non-vested accounts are used to reduce future Participating Companies' contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

     d. PLAN PARTICIPANTS - Any subsidiary of DRI may adopt the Plan for the benefit of its qualified salaried employees subject to approval of the Board of Directors of the Company. Currently only Dominion Resources, Inc., Dominion Energy, Dominion Capital, Vidalia Audit, Inc. and Company employees are participating in the Plan.

          There were 5,306 and 5,443 participants in the Plan as of December 31, 1998 and 1997, respectively.

     e.   VESTING -

          Participants become vested in their own contributions and the earnings on these amounts immediately, and in the participating companies' matching contributions and earnings after three years of service. Matching contributions vest immediately for participants aged 55 or older.

     f.   INVESTMENT OPTIONS

          The Plan provides for employee contributions to be invested in the following:

          (1) Common Stock:

          Dominion Resources, Inc. (DRI) Common Stock Fund- All investments are in DRI Common Stock or cash equivalent investments for partial shares.

          (2) Interest in Certus Stable Value Fund:

          Certus Stable Value Fund - The fund invests in investment contracts of insurance companies and commercial banks and U.S. Government or agency backed bonds.

          (3) Mutual Funds:

          Premier Managed Income Fund - The fund invests primarily in investment-grade corporate and U.S. Government obligations having maturities of 10 years or less.

          Dreyfus Balanced Fund, Inc. - The fund invests in equity and debt securities of domestic and foreign issuers.

          The Crabbe Huson Equity Fund, Inc. - The fund invests in common stocks that have large market capitalization.

          Templeton Foreign Fund - The fund invests primarily in equity and debt securities of companies and governments outside the U.S.

          Warburg Pincus Emerging Growth Fund - The fund invests in equity securities of primarily domestic emerging growth companies.

          (4) Common/Collective Trust:

          Mellon EB Daily Liquidity Index Fund - The fund invests primarily in the 500 stocks of the S&P 500 and may also invest in exchange traded options and financial futures.

          Upon enrollment in the Plan, a participant may direct employee contributions in any option (except the loan fund) in 1% increments totaling to 100%. Changes in investment options may be made at any time and become effective with the subsequent pay period. Participants can make unlimited transfers among existing funds.

          Company matching contributions are automatically contributed into the DRI Common Stock fund. However, participants who are under age 50 may transfer 50% of the value of their Company Match Account into another investment option, while participants who are age 50 and over may transfer 100% of the value of the Company Match Account.

     g. LOANS TO PARTICIPANTS - Participants are eligible to secure loans against their plan account and repay the amount over a one to five-year period. The minimum loan amount is $1,000 and the maximum loan amount is the lesser of:

          .  50% of the vested account balance or
          . $50,000 (reduced by the maximum outstanding loan balance during the prior twelve months).

          Loan transactions are treated as a transfer between the respective investment fund and the loan fund. The loans are interest-bearing at one percentage point above the prime rate of interest. The rate is determined every quarter; however, the rate is fixed at the inception of the loan for the life of the loan.

          Participants make repayments to the Plan on a monthly basis. Any defaults in loans result in a reclassification of the remaining loan balances as taxable distributions to the participants.

     h. PAYMENT OF BENEFITS - Distributions from the Plan are recorded on the valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2. There were no amounts payable to participants at December 31, 1998 and 1997.

     i. FLEXIBLE DIVIDEND - During the first quarter of 1998, the Board of Directors of the Company approved an amendment to the Plan that adopts a KSOP provision (combines the features of a 401K and an Employee Stock Ownership Plan) effective May 1, 1998. The KSOP allows participants the choice of (1) receiving cash dividends paid on vested shares held in their DRI Common Stock Fund or (2) continuing to reinvest the dividends in the fund.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   VALUATION OF INVESTMENTS:

     (1) DRI Common Stock Fund - The investments of the Stock Fund are stated at fair value based on the closing sales price reported on the New York Stock Exchange on the last business day of the year.

     (2) Mutual Funds - Investments in mutual funds are valued at quoted market prices which represent the net asset values of shares held by the Plan at year end.

     (3) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

     (4) Investment Contracts - The guaranteed investment contracts within the Certus Stable Value Fund are valued at contract value. Contract value represents contributions made under the contract, plus earnings, less Plan withdrawals and administrative expenses.

b.   INVESTMENT INCOME - Dividend income is recognized on the ex-dividend date.

c. EXPENSES - The Plan's expenses are accrued as incurred and paid by the Plan, as provided by the Plan document.

d. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   INVESTMENTS EXCEEDING 5% OF NET ASSETS

     The following table represents the fair value of investments exceeding 5% of the Plan's net assets at each year end:

                                                     1998           1997
     Investment at Fair Value as Determined
        by Quoted Market Price:
         DRI Common Stock                         $237,078,039   $227,358,045
      Dreyfus Balanced Fund                         51,201,732     47,064,871
         Certus Stable Value                        59,717,276              -
         Warburg Pincus Emerging Growth Fund        30,532,095              -

     Investments at Estimated Fair Value:
         Mellon EB Daily Liquidity Index Fund      114,990,106     82,903,904


4.   NET APPRECIATION (DEPRECIATION) IN FAIR VALUE OF INVESTMENTS

     The Plan's investments (including investments bought, sold, as well as held during the year) appreciated (depreciated) in value by $46,008,500 in 1998 and $51,284,949 in 1997, as follows:

  a. Realized Gains                                      1998          1997
        Investment at fair value as determined
         By quoted market price:
          Common Stock                               $ 5,767,642   $ 4,151,677
          Interest in Certus Stable Value Fund             1,840         1,157
          Mutual Funds                                 4,441,064     9,873,380
                                                      10,210,546    14,026,214
        Investments at estimated fair value:
          Common/Collective Trust Funds                4,031,493     3,703,099
                                                     $14,242,039   $17,729,313

b.  Unrealized Gains/(Loss)                          1998           1997
      Investment at fair value as determined
        By quoted market price:
        Common Stock                              $15,188,990    $17,986,445
        Mutual Funds                               (4,378,444)    (1,683,672)

                                                   10,810,546     16,302,773
      Investments at estimated fair value:
        Common/Collective Trust Funds              20,955,915     17,252,863

                                                  $31,766,461    $33,555,636

c.  Net Appreciation/(Depreciation)
     in Fair Value of Investment
      Investment at fair value as determined
        By quoted market price:
        Common Stock                              $20,956,632    $22,138,122
        Interest in Certus Stable Value Fund            1,840          1,157
        Mutual Funds                                   62,620      8,189,708

                                                   21,021,092     30,328,987

      Investments at estimated fair value:
        Common/Collective Trust Funds              24,987,408     20,955,962
                                                  $46,008,500    $51,284,949

5.   PLAN TERMINATION

     Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, or upon complete or partial discontinuance of contributions, the accounts of each affected participant shall become fully vested.

6.   BY FUND INFORMATION

     The net assets available for benefits and the changes in net assets available for benefits by investment fund are as follows:

                                          Dominion Resources, Inc. Employee Savings Plan
                                      Statement of Net Assets Available for Benefits by Fund
                                                         December 31, 1998
                                                     Participant Directed
                                                                                                   Mellon EB
                                                     DRI Common   Certus Stable     Dreyfus     Daily Liquidity  Crabbe Huson
Assets                                    Total      Stock Fund    Value Fund    Balanced Fund    Index Fund     Equity Fund
------
  Investments (Notes 1 and 2):
    Common stock                       $237,078,039  $95,590,459
    Common/collective trust             115,001,303        4,089                                   $114,990,106
    Interest in Certus Stable Value
      Fund                               59,717,276                 $59,717,276
    Mutual funds                        116,975,232                                $51,201,732                    $18,531,108
    Loans                                10,164,819
  Total investments                     538,936,669   95,594,548     59,717,276     51,201,732      114,990,106    18,531,108

  Receivables:
    Interest                                292,331          683        290,606
    Other                                   116,216       11,090                                                          426
  Total receivables                         408,547       11,773        290,606                                           426

    Cash                                    654,894       55,014         46,260         69,707          161,051        72,145

  Total assets                          540,000,110   95,661,335     60,054,142     51,271,439      115,151,157    18,603,679

    Liabilities -  other                    227,936       68,264         42,440                                           426

  Net assets available for benefits    $539,772,174  $95,593,071    $60,011,702    $51,271,439     $115,151,157   $18,603,253

                                          Dominion Resources, Inc. Employee Savings Plan
                                      Statement of Net Assets Available for Benefits by Fund
                                                         December 31, 1998
                                                                                                      Non-Participant
                                                         Participant Directed (Cont'd)                   Directed
                                              Premier     Templeton    Warburg Pincus
                                              Managed      Foreign        Emerging          Loan        DRI Common
Assets                                      Income Fund      Fund        Growth Fund        Fund        Stock Fund
------
  Investments (Notes 1 and 2):
    Common stock                                                                                         $141,487,580
    Common/collective trust                                                             $       898             6,210
    Interest in Certus Stable Value Fund
    Mutual funds                             $4,548,591   $12,161,706      $30,532,095
    Loans                                                                                10,164,819
  Total investments                           4,548,591    12,161,706       30,532,095   10,165,717       141,493,790

  Receivables:
    Interest                                                                                      4             1,038
    Other                                        25,000                                                        79,700
  Total receivables                              25,000                                           4            80,738

    Cash                                         13,281        40,765          116,073       (2,963)           83,561

  Total assets                                4,586,872    12,202,471       30,648,168   10,162,758       141,658,089

    Liabilities - other                                                            570                        116,236

  Net assets available for benefits          $4,586,872   $12,202,471      $30,647,598  $10,162,758      $141,541,853

                                          Dominion Resources, Inc. Employee Savings Plan
                                      Statement of Net Assets Available for Benefits by Fund
                                                         December 31, 1997
                                                              Participant Directed
                                                                              Dreyfus        Mellon EB
                                                DRI Common   Certus Stable    Balanced    Daily Liquidity  Crabbe Huson
Assets                              Total       Stock Fund    Value Fund        Fund        Index Fund     Equity Fund
------
Investments (Notes 1 and 2):
  Common stock                   $227,358,045   $97,187,920
  Common/collective trust          83,467,788       192,941                                   $82,903,904
  Interest in Certus Stable
    Value Fund                     44,640,390                  $44,640,390
  Mutual funds                    101,096,713                                $47,064,871                    $16,949,424
  Loans                             9,620,638

Total investments                 466,183,574    97,380,861     44,640,390    47,064,871       82,903,904    16,949,424

Receivables:
  Interest                            232,683         2,603        225,973
  Other                             2,219,510     1,340,584
Total receivables                   2,452,193     1,343,187        225,973

  Cash                                123,233        27,211            730        93,573              597

Total assets                      468,759,000    98,751,259     44,867,093    47,158,444       82,904,501    16,949,424

  Liabilities -  other                602,594        74,403                      130,247                        117,551

Net assets available for
    benefits                     $468,156,406   $98,676,856    $44,867,093   $47,028,197      $82,904,501   $16,831,873

                                          Dominion Resources, Inc. Employee Savings Plan
                                      Statement of Net Assets Available for Benefits by Fund
                                                         December 31, 1997
                                                                                                       Non-Participant
                                                          Participant Directed (Cont'd)                Directed
                                             Premier      Templeton      Warburg Pincus
                                             Managed      Foreign        Emerging         Loan         DRI Common
    Assets                                   Income Fund  Fund           Growth Fund      Fund         Stock Fund
    ------
    Investments (Notes 1 and 2):
          Common stock                                                                                    $130,170,125
          Common/collective trust                                                         $  112,524           258,419
          Interest in Certus Stable
              Value Fund
          Mutual funds                        $3,176,350   $11,224,996       $22,681,072
          Loans                                                                            9,620,638
        Total investments                      3,176,350    11,224,996        22,681,072   9,733,162       130,428,544

        Receivables:
          Interest                                                                               513             3,594
          Other                                                                                                878,926
        Total receivables                                                                        513           882,520

          Cash                                                      (2)                       (2,943)            4,067

        Total assets                           3,176,350    11,224,994        22,681,072   9,730,732       131,315,131

          Liabilities - other                      7,409        71,872           115,164                        85,948

        Net assets available for benefits     $3,168,941   $11,153,122       $22,565,908  $9,730,732      $131,229,183

                                          Dominion Resources, Inc. Employee Savings Plan
                                 Statement of Changes in Net Assets Available for Benefits by Fund
                                                 For Year Ended December 31, 1998
                                                                              Participant Directed
                                                                            Certus       Dreyfus        Mellon EB
                                                            DRI Common      Stable       Balanced    Daily Liquidity   Crabbe Huson
                                                Total       Stock Fund    Value Fund       Fund         Index Fund      Equity Fund
Investment income:
  Net appreciation/(depreciation)
    in fair value of investments (Note 5)   $ 46,008,500   $  8,298,826  $     1,840   $ 3,097,108      $ 23,151,103    $(1,943,806)
  Dividend income                             17,098,672      5,225,488                  1,416,196         1,754,748        107,305
  Interest and other income                    4,141,937         10,314    3,113,246
   Total investment income (Loss)             67,249,109     13,534,628    3,115,086     4,513,304        24,905,851     (1,836,501)
Contributions:
  Participant (Note 1)                        23,753,692      2,022,200    2,949,254     2,723,646         6,181,154      3,172,525
  Participating companies (Note 1)             7,977,919
   Total additions                            98,980,720     15,556,828    6,064,340     7,236,950        31,087,005      1,336,024

Benefits paid to participants                 24,572,163      4,611,601    4,618,487     1,968,861         3,588,827        873,000
Administrative expenses                          254,633         36,113      (62,069)       13,648            67,127          6,936
   Total deductions                           24,826,796      4,647,714    4,556,418     1,982,509         3,655,954        879,936

Net increase/(decrease) before transfers      74,153,924     10,909,114    1,507,922     5,254,441        27,431,051        456,088
Interfund transfers, net                                    (13,668,130)  14,498,995      (671,480)        5,385,834      1,324,376

Net transfer of participants' assets
   between  plans                             (2,538,156)      (324,769)    (862,308)     (339,719)         (570,229)        (9,084)
Net increase                                  71,615,768     (3,083,785)  15,144,609     4,243,242        32,246,656      1,771,380
Net assets available for benefits:
  Beginning of year                          468,156,406     98,676,856   44,867,093    47,028,197        82,904,501     16,831,873
  End of year                               $539,772,174   $ 95,593,071  $60,011,702   $51,271,439      $115,151,157    $18,603,253

                                          Dominion Resources, Inc. Employee Savings Plan
                                 Statement of Changes in Net Assets Available for Benefits by Fund
                                                 For Year Ended December 31, 1998
                                                                                                        Non-Participant
                                                            Participant Directed (Cont'd)                   Directed
                                               Premier       Templeton     Warburg Pincus
                                               Managed        Foreign         Emerging          Loan       DRI Common
                                             Income Fund    Income Fund      Growth Fund        Fund       Stock Fund
Investment income:
  Net appreciation/(depreciation)
    In fair value of investments (Note 5)     $  (78,288)    $(1,012,394)     $ 1,836,305                 $ 12,657,806
  Dividend income                                298,672         326,074                                     7,970,189
  Interest and other income                                                                 $ 1,002,645         15,732
   Total investment income (Loss)                220,384        (686,320)       1,836,305     1,002,645     20,643,727
Contributions:
  Participant (Note 1)                           496,458       1,738,319        4,470,136
  Participating companies (Note 1)                                                                           7,977,919
   Total additions                               716,842       1,051,999        6,306,441     1,002,645     28,621,646
Benefits paid to participants                    179,906         514,443        1,008,975       174,206      7,033,857
Administrative expenses                            1,235           3,948            9,914       122,700         55,081
   Total deductions                              181,141         518,391        1,018,889       296,906      7,088,938

Net increase/(decrease) before transfers         535,701         533,608        5,287,552       705,739     21,532,708

Interfund transfers, net                         870,762         547,672        2,802,505      (320,097)   (10,770,437)
Net transfer of participants' assets
   between  plans                                 11,468         (31,931)          (8,367)       46,384       (449,601)
Net increase                                   1,417,931       1,049,349        8,081,690       432,026     10,312,670
Net assets available for benefits:
  Beginning of year                            3,168,941      11,153,122       22,565,908     9,730,732    131,229,183
  End of year                                 $4,586,872     $12,202,471      $30,647,598   $10,162,758   $141,541,853

                                          Dominion Resources, Inc. Employee Savings Plan
                                 Statement of Changes in Net Assets Available for Benefits by Fund
                                                 For Year Ended December 31, 1997
                                                                           Participant Directed
                                                                            Certus                       Mellon EB
                                                            DRI Common      Stable        Dreyfus     Daily Liquidity   Crabbe Huson
                                                Total       Stock Fund    Value Fund   Balanced Fund     Index Fund     Equity Fund
Investment income:
  Net appreciation/(depreciation)
    In fair value of investments (Note 5)   $ 51,284,949   $  9,298,012   $     1,158    $ 5,627,656      $18,009,278    $ 2,403,589
  Dividend income                             17,266,136      6,363,373                      848,922        1,532,321         33,431
  Interest and other income                    3,610,729         19,056     2,633,317        245,734
   Total investment income                    72,161,814     15,680,441     2,634,475      6,722,312       19,541,599      2,437,020
Contributions:
  Participant (Note 1)                        23,543,017      2,615,112     3,173,056      2,565,734        5,493,143      3,056,811
  Participating companies (Note 1)             7,457,675
   Total additions                           103,162,506     18,295,553     5,807,531      9,288,046       25,034,742      5,493,831

Benefits paid to participants                 30,900,004      6,676,627     4,887,344      3,327,585        4,290,462        349,371
 Administrative expenses                         165,007         39,392        20,203         13,516           47,181          4,608
   Total deductions                           31,065,011      6,716,019     4,907,547      3,341,101        4,337,643        353,979

Net increase/(decrease) before transfers      72,097,495     11,579,534       899,984      5,946,945       20,697,099      5,139,852

Interfund transfers, net                                    (17,650,575)    4,542,962      2,097,143        5,045,450      4,657,377
Net transfer of participants' assets
   between  plans                                (64,727)       225,445         9,489       (124,026)         (71,441)        24,752
Net increase                                  72,032,768     (5,845,596)    5,452,435      7,920,062       25,671,108      9,821,981
Net assets available for benefits:
  Beginning of year                          396,123,638    104,522,452    39,414,658     39,108,135       57,233,393      7,009,892
  End of year                               $468,156,406   $ 98,676,856   $44,867,093    $47,028,197      $82,904,501    $16,831,873

                                          Dominion Resources, Inc. Employee Savings Plan
                                 Statement of Changes in Net Assets Available for Benefits by Fund
                                                 For Year Ended December 31, 1997
                                                                                                          Non-Participant
                                             Participant Directed (Cont'd)                                    Directed
                                                 Premier        Templeton    Warburg Pincus
                                                 Managed         Foreign        Emerging        Loan         DRI Common
                                               Income Fund     Income Fund    Growth Fund       Fund         Stock Fund
Investment income:
  Net appreciation/(depreciation)
    in fair value of investments (Note 5)        $   56,494     $   101,969     $ 2,946,684                  $ 12,840,109
  Dividend income                                   133,661         310,931                                     8,043,497
  Interest and other income                          10,853                                  $  675,379            26,390
   Total investment income                          201,008         412,900       2,946,684     675,379        20,909,996
Contributions:
  Participant (Note 1)                              433,846       1,792,031       4,413,284
  Participating companies (Note 1)                                                                              7,457,675
   Total additions                                  634,854       2,204,931       7,359,968     675,379        28,367,671
Benefits paid to participants                       182,751         500,694         649,302     789,389         9,246,479
Administrative expenses                                 620           3,046           6,716     (24,451)           54,176
   Total deductions                                 183,371         503,740         656,018     764,938         9,300,655

Net increase/(decrease) before transfers            451,483       1,701,191       6,703,950     (89,559)       19,067,016

Interfund transfers, net                          1,245,035       4,957,435       6,053,378   2,321,434       (13,269,639)
Net transfer of participants' assets
   between  plans                                      (367)         12,896          72,957      56,978          (271,410)
Net increase                                      1,696,151       6,671,522      12,830,285   2,288,853         5,525,967
Net assets available for benefits:
  Beginning of year                               1,472,790       4,481,600       9,735,623   7,441,879       125,703,216
  End of year                                    $3,168,941     $11,153,122     $22,565,908  $9,730,732      $131,229,183

7. PLAN INTEREST IN THE CERTUS STABLE VALUE FUND

     The Plan's investments are in a Master Trust which was established for the investment of assets for the Plan and other Company sponsored plans (the Virginia Power Hourly Employee Savings Plan and the Dominion Subsidiary Savings Plan). The assets of the Master Trust are held by Mellon Bank. As of December 31, 1998 and 1997, the assets of the Master Trust were separately maintained by each Company sponsored plan, with the exception of the Certus Stable Value Fund (Certus Fund). As of December 31, 1998 and 1997, the Plan's interest in the net assets of the Certus Fund was approximately 73% and 70%, respectively. Investment income and administrative expenses relating to the Certus Fund are allocated to the individual plans based upon average monthly balances invested by each plan.

     The following table presents the fair value of the undivided investments in the Certus Fund held by the Master Trust:

                                                                           December 31,
                                                                          1998       1997
     Investments at fair value:
       Guaranteed Investment Contracts                                 $74,692,313  $58,085,100
       Common/collective trust                                           9,764,282    7,012,518
     Total                                                             $84,456,595  $65,097,618
     Investment income for the Certus Stable Value
       Fund is as follows:
       Net appreciation in fair value of investments                   $ 3,755,318  $   426,972
       Interest                                                          4,477,951    3,883,054
     Total                                                             $ 8,233,269  $ 4,310,026

8.   VALUATION OF INVESTMENT CONTRACTS

     The Plan's investment contracts are fully-benefit responsive and have been presented on the financial statements at contract value. The Plan's portion of the contracts has an estimated fair value of $60,019,382 and $44,875,042 at December 31, 1998 and 1997, respectively. The underlying investment contracts are carried at variable and fixed rates with expiration dates through 2007. The variable rates are reviewed and adjusted quarterly. The average yield on the contracts are estimated at 6.26% and 6.57% at December 31, 1998 and December 31, 1997.

9.   TAX STATUS

     The Plan is a qualified employees' profit sharing trust under Sections 401(a) and 401(k) of the Internal Revenue Code and, as such, is exempt from Federal income taxes under Section 501(a). Pursuant to Section 402(a) of the Internal Revenue Code, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

     The Plan obtained its latest determination letter on November 9, 1993, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Company believes that the Plan is currently designed and operating in compliance with the applicable requirements of the Internal Revenue Code.

10.  SUBSEQUENT EVENT

     Effective April 1, 1999 two of the current funds were replaced. The Crabbe Huson Equity Fund was replaced by the MAS Mid Cap Value Fund and the Dreyfus Balanced Fund, Inc. was replaced by the Dreyfus Premier Balanced Fund. No action was required of the participants as a result of these changes. The same payroll elections continued for participants contributing to either the Crabbe Huson Equity or the Dreyfus Balanced Fund, Inc. as of
     April 1, 1999.   A balance in either of the replaced funds, as of March 31,
     1999 was automatically transferred to the corresponding new fund as of April 1, 1999.

     Participants who did not want balances transferred to the new funds were given the opportunity to reallocate balances among the other investment funds on or before March 31, 1999.

                            DOMINION RESOURCES, INC.
                             EMPLOYEE SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1998
      ITEM 27a  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES


                                                                    Current
Description                                             Cost         Value

      Dominion Resources, Inc., Common Stock        $183,264,961  $237,078,039

      Interest in Certus Stable Value Fund

            Certus Stable Value Fund                  59,717,276    59,717,276

      Common/Collective Trusts

            DRI Common Stock Fund                         10,299        10,299
            Loan Fund                                        898           898
            Mellon S&P 500 Index Daily Fund          114,435,506   114,990,106

                                                     114,446,703   115,001,303

       Mutual Funds

             Crabbe Huson Equity Fund Inc.            18,778,520    18,531,108
             Dreyfus Balanced Fund Inc.               51,299,452    51,201,732
             Premier Managed Income Fund               4,544,119     4,548,591
             Templeton Foreign Fund Inc.              12,289,457    12,161,706
             Warburg Pincus Emerging Growth Fund      30,235,563    30,532,095

                                                     117,147,111   116,975,232

       Loans to Participants                          10,164,819    10,164,819

       Total Assets Held for Investment             $484,740,870  $538,936,669

                            DOMINION RESOURCES, INC.
                             EMPLOYEE SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1998
                 ITEM 27d  SCHEDULE OF REPORTABLE TRANSACTIONS



The assets of the Dominion Resources, Inc. Employee Savings Plan were combined with the assets of the Virginia Power Hourly Employee Savings Plan and the Dominion Subsidiary Savings Plan in a master trust for investment purposes until June 1, 1996. Effective June 1, 1996, a new master trust was established which does not combine the assets of the Dominion Resources, Inc. Employee Savings Plan with the assets of the Virginia Power Hourly Employee Savings Plan and the Dominion Subsidiary Savings Plan, except for the Certus Stable Value Fund.

Schedules that report the 5% transactions which transpired in 1998 for this trust were filed in paper format as Exhibit 99(i).

                       SECURITIES AND EXCHANGE COMMISION
                            WASHINGTON, D.C.  20549


                                   FORM 11-K
                                 ANNUAL REPORT
                       Pursuant to Section 15 (d) of the
                        Securities Exchange Act of 1934



(Mark One) :

  X     A REPORT PURSUANT TO SECTION 15 (D) OF THE SECURITIE
-----
        EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 15 (D) of the securities exchange
-----
       act of 1934.

       For the transition period from ________ to _________

Commission File number 333-09167

     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                        Dominion Subsidiary Savings Plan

     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                            DOMINION RESOURCES, INC.
                                 P.O. Box 26532
                              120 Tredegar Street
                            Richmond, Virginia 23261

                       DOMINION SUBSIDIARY SAVINGS PLAN.

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS




                                                          Pages
                                                          -----

Independent Auditors' Report                              F-2

Financial Statements:

     Statements of Net Assets Available for
      Benefits as of December 31, 1998 and 1997           F-3

     Statements of Changes in Net Assets Available
      for Benefits for the Years Ended
      December 31, 1998 and 1997                          F-4

     Notes to Financial Statements                        F-5 - F-20

Supplemental Schedules as of December 31, 1998:

     Item 27a - Schedule of Assets Held for Investment
                Purposes                                  F-21

     Item 27d - Schedule of Reportable Transactions       F-22

Schedules Omitted:

The following schedules are omitted because of the absence of the conditions under which they are required, or because the required information is included in the financial statements or notes thereto:

                            Schedules I, II and III.

INDEPENDENT AUDITORS'; REPORT
-----------------------------

To the Organization, Compensation and Nominating Committee of the
Board of Directors of Dominion Resources, Inc.

We have audited the accompanying financial statements of the Dominion Subsidiary Savings Plan (the Plan) as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997, listed in the Table of Contents on page F-1. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in net assets available for benefits for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed in the Table of Contents are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



Richmond, Virginia
May 14, 1999

                            DOMINION RESOURCES, INC.
                        DOMINION SUBSIDIARY SAVINGS PLAN
                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                                 December 31,
     ASSETS                                    1998        1997
     ------

Investments (Notes 1 and 2):
  Dominion Resources, Inc., Common Stock    $2,422,703  $1,531,994
  Common/Collective Trusts                   1,654,721     863,944
  Interest in Certus Stable Value Fund       1,082,468     625,665
  Mutual Funds                               3,108,641   2,079,050
  Loans To Participants                        291,450     231,367
   Total Investments                         8,559,983   5,332,020

Receivables:
  Interest                                       8,248       4,657
  Contributions:
    Participants                                99,694      47,803
    Participating companies                     34,210      14,299
  Total receivables                            142,152      66,759

Other                                              386       3,777
   Total assets                              8,702,521   5,402,556

     LIABILITIES

Other Liabilities                                4,246

Net Assets Available for Benefits           $8,698,275  $5,402,556




The accompanying notes are an integral part of the financial statements.

                            DOMINION RESOURCES, INC.
                        DOMINION SUBSIDIARY SAVINGS PLAN
  STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                     For the Years Ended December 31,

                                           1998        1997

  Investment income:
     Dividends                          $  207,416  $  108,309
     Interest and other                     71,377      63,535
     Net appreciation in fair value
        of investments (Note 4)            511,028     577,340

       Total investment income             789,821     749,184

  Contributions (Note 1):
     Participants                        1,881,460   1,080,983
     Participating companies               625,919     397,339

        Total additions                  3,297,200   2,227,506

  Benefits paid to participants            501,399     277,929
  Administrative expense                    12,424       6,314

        Total Deductions                   513,823     284,243

  Net increase before transfers          2,783,377   1,943,263

  Transfer of participants' assets
      to the Plan from other plans         512,342   1,591,698

  Net assets available for benefits:
     Beginning of year                   5,402,556   1,867,595
     End of year                        $8,698,275  $5,402,556


  The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997

1.   DESCRIPTION OF PLAN

     The following description of the Dominion Subsidiary Savings Plan ( the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

     a)   GENERAL

          The Plan is a defined contribution pension plan covering all employees of Dominion Land Management Company; Carthage Energy Services, Inc.; Waterford Management Company; Stonehouse Management Company; Saxon Mortgage, Inc.; Meritech Mortgage Services, Inc.; America's MoneyLine, Inc.; Mortgage Finance, Inc.; Governor's Land Management Company, Inc.; Old North State Management Company; Dominion Appalachian Development, Inc,; Two Rivers Country Club; Dominion Energy Services, Inc., Dominion Midwest Energy; Great Lakes Compression, Inc.; First Dominion Capital, LLC; and OptaCor Financial Services Company (the
          Participating Companies).   Employees are eligible who have six months
          of service and are age 18 or older and are scheduled to work or actually work at least 1,000 hours a year as a regular full-time employee or part-time employee. Dominion Capital, Inc. (the "Company"), a wholly-owned subsidiary of Dominion Resources (DRI), is the designated Plan sponsor and fiduciary . DRI is the plan administrator. Mellon Bank serves as the trustee of the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

     b)   CONTRIBUTIONS

          A maximum of 17% (20% as of May 1, 1998) of the participant's eligible earnings can be invested in the Plan. Of this 17%, up to 12% (15% as of May 1, 1998) can be invested on a tax-deferred basis. The Participating Companies contribute a matching amount equivalent to 50% of each participant's contributions, not to exceed 3% of the participant's eligible earnings, which is used to purchase Dominion Resources common stock.

     c)  PARTICIPANT ACCOUNTS

          Each participant's account is credited with the participant's contributions, as applicable, and allocations of (a) the Company's contributions and (b) Plan earnings, and debited with withdrawals and an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' nonvested accounts are used to reduce future Company contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

     d)   PLAN PARTICIPANTS

          There were 525 and 422 participants in the Plan as of December 31, 1998 and 1997, respectively.

     e)   VESTING

          Participants become vested in their own contributions and the earnings on these amounts immediately and in the Participating Companies' matching contributions and earnings after three years of service.

     f)   INVESTMENT OPTIONS

          Upon enrollment in the Plan, a participant may direct employee contributions in any option (except the loan fund) in 1% increments totaling to 100%. Changes in investment options may be made at any time and become effective as soon as administratively practicable. Participants can make unlimited transfers among existing fund balances.

          Participating Companies' matching contributions are originally invested in DRI Common Stock. However, participants who are under age 50 may transfer 50% of the value of the stock in the Company Match Account into another investment option, while participants who are age 50 and over may transfer 100% of the value of the Company Match Account.

          The Plan provides for employee contributions to be invested in the following funds:

          Dominion Resources, Inc. (DRI) Common Stock Fund - All investments are in DRI Common Stock

          Certus Stable Value Fund - The fund invests in investment contracts of insurance companies and commercial banks and U.S. Government or agency backed bonds.

          Premier Managed Income Fund - The fund invests mainly in U. S. Government securities and corporate bonds, but may also invest in foreign securities.

          Dreyfus Balanced Fund, Inc. - The fund invests in equities, fixed income securities and cash equivalents.

          Mellon EB Daily Liquidity Index Fund - The fund invests primarily in the 500 stocks of the S&P 500 and may also invest in exchange traded options and financial futures.

          The Crabbe Huson Equity Fund, Inc. - The fund may invest in domestic and foreign securities.

          Warburg Pincus Emerging Growth Fund - The fund invests in equity securities of primarily domestic emerging growth companies.

          Templeton Foreign Fund - The fund invests primarily in foreign securities and bonds.

          LOANS TO PARTICIPANTS

          Participants are eligible to secure loans against their Plan assets. The maximum loan amount is the lesser of:

          .    50% of the vested account balance or
          .    $50,000 (reduced by the maximum outstanding loan balance during the prior twelve months)

          Loan transactions are treated as a transfer between the respective investment funds to the loan fund. The loans are interest-bearing at one percentage point above the prime rate of interest. The rate is determined every quarter, however, the rate is fixed at the inception of the loan for the life of the loan. Loan terms range from one to five years.

          Participants make repayments to the Plan on a monthly basis. Any defaults in loans result in a reclassification of the remaining loan balances as taxable distributions to the participants.

     g)   PAYMENT OF BENEFITS

          On termination of service, a participant may elect to receive immediately a lump-sum amount equal to the value of the participant's vested interest in his or her account, or, if the vested balance exceeds $5,000, a lump sum distribution any time prior to reaching age 70 1/2. There were no amounts payable to such participants at December 31, 1998 and 1997.

     h)   FLEXIBLE DIVIDEND

          During the first quarter of 1998, the Board of Directors of the Company approved an amendment to the Plan that adopts a KSOP provision (combines the features of a 401K and an Employee Stock Ownership Plan) effective May 1, 1998. The KSOP allows participants the choice of (1) receiving cash dividends paid on vested shares held in their DRI Common Stock Fund or (2) continuing to reinvest the dividends in the fund.

     i)   USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   VALUATION OF INVESTMENTS:

          (1) Stock Fund - the investments of the Stock Fund are stated at fair value based on closing sales prices reported on recognized securities exchanges on the last business day of the year.

          (2) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

          (3) Investment Contracts - The guaranteed investment contracts within the Certus Stable Value Fund are valued at contract value. Contract value represents contributions made under the contract, plus earnings, less Plan withdrawals and administrative expense.

          (4) Mutual Funds - Investments in mutual funds are valued at quoted market prices which represent the net asset values of shares held by the Plan at year-end.

          (5) Loans to Participants - The loans to participants are valued at cost plus accrued interest which approximates fair value.

     (b) INVESTMENT INCOME - Dividend income is recognized on the ex-dividend date.

     (c) EXPENSES - The Plan's expenses are accrued as incurred and paid by the Plan, as provided by the Plan document.

3.   INVESTMENTS EXCEEDING 5% OF NET ASSETS

     The following table represents the fair value of investments exceeding 5% of the Plan's net assets at each year end:


                                             1998        1997

Investment at Fair Value as Determined
   by Quoted Market Price:
    DRI Common Stock                      $2,422,703  $1,531,994
    Dreyfus Balance                          895,560     627,790
    Crabbe Huson Equity                      790,631     549,158
    Warburg Pincus Emerging Growth           872,189     537,412

Investments at Estimated Fair Value:
    Certus Stable Value                   $1,082,468  $  625,665
    Mellon EB Daily Liquidity Index        1,649,670     844,580

4.   NET APPRECIATION IN FAIR VALUE OF INVESTMENTS

     The Plan's investments (including investments bought, sold, as well as held during the year) appreciated in value by $511,028 in 1998 and $577,340 in 1997, as follows:

                                   1998      1997

Investment at Fair Value as
Determined by Quoted Market
Price:
Common Stock                     $238,003  $186,788
Mutual Funds                      -14,133   228,896
                                  223,870   415,684
Investments at Estimated
   Fair Value:
Common/Collective Trust Funds     287,158   161,656
Net change in fair value         $511,028  $577,340

5. PLAN TERMINATION

   Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, or upon complete or partial discontinuance of contributions, the accounts of each affected participant shall become fully vested.


6. BY FUND INFORMATION

   The net assets available for benefits on a by fund basis and the changes in net assets available for benefits on a by fund basis are as follows:

EMPLOYEE SAVINGS PLAN
Statement of Net Assets Available
For Benefits by Fund
December 31, 1998
                                                               Participant Directed
                                                                                            Mellon EB
                                                   DRI Common  Certus Stable  Dreyfus       Daily Liquidity  Crabbe Huson
         Assets                        Total       Stock Fund  Value Fund     Balance Fund  Index Fund       Equity Fund
  Investments:
    Common Stock                       $2,422,703  $1,077,169
    Common/Collective Trust             1,654,721                                                $1,649,670
    Interest in Certus Stable
        Value Fund                      1,082,468                 $1,082,468
    Mutual Funds                        3,108,641                                 $895,560                       $790,631
    Loans Receivable                      291,450
  Total Investments                     8,559,983   1,077,169      1,082,468       895,560        1,649,670       790,631

  Receivables:
    Interest Receivable                     8,248                      5,078
    Contribution receivable:
      Participant                          99,694       7,891          8,451        14,321           24,583        16,799
      Participating Companies              34,210
    Total receivables                     142,152       7,891         13,529        14,321           24,583        16,799

  Other                                       386                                                       193

  Total Assets                          8,702,521   1,085,060      1,095,997       909,881        1,674,446       807,430

          Liabilities

  Other Liabilities                         4,246          64          3,629

  Net Assets Available for Benefits    $8,698,275  $1,084,996     $1,092,368      $909,881       $1,674,446      $807,430

DOMINION SUBSIDIARY SAVINGS PLAN
Statement of Net Assets Available
For Benefits by Fund
December 31, 1998
                                                       Participant Directed (Cont'd)            Non-Participant Directed
                                          Premier      Templeton    Warburg Pincus
                                          Managed      Foreign      Emerging          Loan         DRI Common
Assets                                    Income Fund  Fund         Growth Fund       Fund         Stock Fund
Investments:
  Common Stock                                                                                     $1,345,534
  Common/Collective Trust                                                             $  3,698          1,353
  Interest in Cettus Stable Value Fund
  Mutual Funds                               $223,389     $326,872          $872,189
  Loans Receivable                                                                     291,450
Total Investments                             223,389      326,872           872,189   295,148      1,346,887

Receivables:
  Interest Receivable                           1,233                                    1,845             92
  Contribution receivable:
    Participant                                 3,756        7,901            15,992
    Participating Companies                                                                            34,210
  Total receivables                             4,989        7,901            15,992     1,845         34,302

Other                                                                            193

Total Assets                                  228,378      334,773           888,374   296,993      1,381,189

          Liabilities
Other Liabilities                                                                                         553

Net Assets Available for Benefits            $228,378     $334,773          $888,374  $296,993     $1,380,636

DOMINION SUBSIDIARY SAVINGS PLAN
Statement of Net Assets Available
for Benefits by Fund
December 31, 1997
                                                                 Participant Directed
                                                                                              Mellon EB
                                                     DRI Common  Certus Stable  Dreyfus       Daily Liquidity  Crabbe Huson
Assets                                   Total       Stock Fund  Value Fund     Balance Fund  Index Fund       Equity Fund
------
Investments:
 Common Stock                            $1,531,994    $841,960
 Common/Collective Trust                    863,944      10,695                                      $844,580
 Interest in Certus Stable Value Fund       625,665                   $625,665
 Mutual Funds                             2,079,050                                 $627,790                       $549,158
 Loans  Receivable                          231,367
Total Investments                         5,332,020     852,655        625,665       627,790          844,580       549,158

Receivables:
 Interest Receivable                          4,657          64          3,271
 Contribution Receivable:
  Participants                               47,803       4,671          4,565         6,350            9,721         8,306
  Participating companies                    14,299
 Total receivables                           66,759       4,735          7,836         6,350            9,721         8,306

Other                                         3,777         141                                                         559

Total Assets                              5,402,556     857,531        633,501       634,140          854,301       558,023

Other Liabilities

Net Assets Available for Benefits        $5,402,556    $857,531       $633,501      $634,140         $854,301      $558,023

DOMINION SUBSIDIARY SAVINGS PLAN
Statement of Net Assets Available
For Benefits by Fund
December 31, 1997
                                                                                                Non-Participant
                                                       Participant Directed (Cont'd)            Directed
                                          Premier      Templeton    Warburg Pincus
                                          Managed      Foreign      E erging          Loan      DRI Common
Assets                                    Income Fund  Fund         Growth Fund       Fund      Stock Fund
------
Investments:
  Common Stock                                                                                    $690,034
  Common/Collective Trust                                                             $    511       8,158
  Interest in Certus Stable Value Fund
  Mutual Funds                               $111,431     $253,259          $537,412
  Loans Receivable                                                                     231,367
Total Investments                             111,431      253,259           537,412   231,878     698,192

Receibables:
  Interest Receivable                                                                    1,252          70
  Contribution Receivable:
    Participant                                 1,230        4,807             8,153
    Participating Companies                                                                         14,299
  Total receivables                             1,230        4,807             8,153     1,252      14,369

Other                                                                            -83     3,003         157

Total Assets                                  112,661      258,066           545,482   236,133     712,718

Other Liabilities

Net assets available for benefits            $112,661     $258,066          $545,482  $236,133    $712,718

DOMINION SUBSIDIARY SAVINGS PLAN
Statement of Changes in Net Assets Available for Plan Benefits by Fund
For Year Ended December 31, 1998
                                                       Participant Directed
                                                                      Certus      Dreyfus   Mellon EB       Crabbe       Templeton
                                                      DRI Common      Stable      Balanced  Daily Liquidty  Huson        Foreign
                                      Total           Stock Fund      Value Fund  Fund      Index Fund      Equity Fund  Income Fund
Investment Income:
 Dividends                                $  207,416      $   37,312              $ 21,454      $   21,633     $  4,439     $ 32,934
 Interest and Other                           71,377             420  $   51,783
  Net appreciation
    (depreciation) in fair
     value of investments                    511,028          77,351                49,233         287,158      -71,325      -44,080
Total Investment Income                      789,821         115,083      51,783    70,687         308,791      -66,886      -11,146
Contributions:
 Participants                              1,881,460         182,382     159,443   257,300         425,656      349,526       45,292
 Participating Companies                     625,919
Interfund Transfers, Net                                     -63,570     207,800   -17,725          -9,437      -46,658      -47,057
Total Additions/
   (Subtractions)                          3,297,200         233,895     419,026   310,262         725,010      235,982       87,089
Distributions to Participants                501,399          13,184     257,634    48,701          37,284       40,970       20,578
Administrative Expense                        12,424           1,192       1,852     1,312           2,402        1,249          519
Total deductions                             513,823          14,376     259,486    50,013          39,686       42,219       21,097
Net increase/(decrease)
    transfer                               2,783,377         219,519     159,540   260,249         685,324      193,763       65,992
Transfer of Participants'
    Assets
 To the Plan from other
     Plans                                   512,342           7,946     299,327    15,492         134,821       55,644       10,715
Net Increase/(Decrease)                    3,295,719         227,465     458,867   275,741         820,145      249,407       76,707
Net Assets Available for Benefits:
Beginning of Year                          5,402,556         857,531     633,501   634,140         854,301      558,023      258,066
End of Year                               $8,698,275      $1,084,996  $1,092,368  $909,881      $1,674,446     $807,430     $334,773

DOMINION SUBSIDIARY SAVINGS PLAN
Statement of Changes in Net Assets Available for Plan Benefits by Fund
For Year Ended December 31, 1998
                                                                                                         Non-Participant
                                                                          Participant Directed (Cont'd)     Directed
                                                                          -----------------------------     --------
                                                   Warburg Pincus         Premier
                                                   Emerging               Managed          Loan          DRI Common
                                                   Growth Fund            Income Fund      Fund          Stock Fund
                                                   -----------
Investment Income:
  Dividends                                                                 $ 12,149                     $   77,495
  Interest and Other                                                                      $ 18,303              871
  Net appreciation (depreciation)
       in fair value of investments                  $ 55,499                 -3,460                        160,652
Total Investment Income                                55,499                  8,689        18,303          239,018

Contributions:
Participants                                          303,886                 57,975
Participating Companies                                                                                     625,919
Interfund Transfers, Net                                1,022                 60,082        47,573         -132,030
   Total Additions/(Subtractions)                     360,407                126,746        65,876          732,907

Distributions to Participants                          34,794                 15,856         5,016           27,382
Administrative Expense                                  1,141                    283                          2,474
Total Deductions                                       35,935                 16,139         5,016           29,856

Net increase/(decrease) before transfer               324,472                110,607        60,860          703,051
Transfer of Participants' Assets To
      the Plan from  other Plans                       18,420                  5,110                        -35,133
Net Increase/(Decrease)                               342,892                115,717        60,860          667,918
Net Assets Available for benefits:
Beginning of Year (as restated)                       545,482                112,661       236,133          712,718
End of Year                                          $888,374               $228,378      $296,993       $1,380,636

DOMINION SUBSIDIARY SAVINGS PLAN
Statement of Changes in Net Assets Available for Plan Benefits by Fund
For Year Ended December 31, 1997
                                                                           Certus   Dreyfus      Mellon EB       Crabbe    Templeton
                                                           DRI Common      Stable  Balanced  Daily Liquity        Huson      Foreign
                                                    Total  Stock Fund  Value Fund      Fund     Index Fund  Equity Fund  Income Fund
Investment Income:
  Dividends                                    $  108,309    $ 29,906              $ 11,051       $ 13,791     $  1,135     $  6,835
  Interest and Other                               63,535       1,887    $ 42,949     3,162            723          506          338
  Net appreciation (depreciation) in
     fair value of investments                    577,340      73,781                70,280        161,656       81,875         -394

Total Investment Income                           749,184     105,574      42,949    84,493        176,170       83,516        6,779

Contributions:
  Participants                                  1,080,983     126,108     128,123   141,932        205,664      179,138      101,852
  Participating Companies                         397,339

Interfund Transfers, Net                                      -48,160      19,209   -44,913        -49,947      -19,689       -4,595
Total Additions                                 2,227,506     183,522     190,281   181,512        331,887      242,965      104,036

Distributions to Participants                     277,929      29,816     132,462    17,352         26,789       23,404        3,731
Administrative Expense                              6,314         -13       1,691     1,042          1,428          765          369
Total deductions                                  284,243      29,803     134,153    18,394         28,217       24,169        4,100

Net increase before  transfer                   1,943,263     153,719      56,128   163,118        303,670      218,796       99,936
Transfer of Participants' Assets
  To the Plan from other Plans
                                                1,591,698     529,158     268,562   199,297        234,332      163,981       58,394
Net Increase/(Decrease)                         3,534,961     682,877     324,690   362,415        538,002      382,777      158,330

Net Assets Available for Benefits:
Beginning of Year                               1,867,595     174,654     308,811   271,725        316,299      175,246       99,736
End of Year                                    $5,402,556    $857,531    $633,501  $634,140       $854,301     $558,023     $258,066

DOMINION SUBSIDIARY SAVINGS PLAN
Statement of Changes in Net Assets Available for Plan Benefits by Fund
For Year Ended December 31, 1997
                                                                                                Non-Participant
                                                                                                    Directed
                                                                                                    --------
                                                             Participant Directed (Cont'd)
                                                             -----------------------------
                                                  Warburg Pincus            Premier
                                                  Emerging                  Managed      Loan      DRI Common
                                                  Growth Fund               Income Fund  Fund      Stock Fund
  Investment Income:
   Dividends                                                                $  5,296               $ 40,295
   Interest and Other                              $    695                      482   $  9,902       2,891
   Net appreciation (depreciation)
     in fair value of investments                    74,214                    2,921                113,007
  Total Investment Income                            74,909                    8,699      9,902     156,193

  Contributions:
  Participants                                      167,454                   30,712
  Participating Companies                                                                           397,339

  Interfund Transfers, Net                          -11,338                   19,217    152,530     -12,314

    Total Additions                                 231,025                   58,628    162,432     541,218

  Distributions to Participants                      22,173                   16,594    -13,216      18,824
  Administrative Expense                                874                      182                    -24
  Total Deductions                                   23,047                   16,776    -13,216      18,800
  Net increase before transfer                      207,978                   41,852    175,648     522,418
  Transfer of Participants' Assets
    To the Plan from other Plans                    116,056                   21,918
  Net Increase                                      324,034                   63,770    175,648     522,418
  Net Assets Available for benefits:
  Beginning of Year                                 221,448                   48,891     60,485     190,300
  End of Year                                      $545,482                 $112,661   $236,133    $712,718

7. PLAN INTEREST IN THE CERTUS STABLE VALUE FUND

     The Plan's investments are in a Master Trust which was established for the investment of assets for the Plan and other company sponsored plans (the Virginia Power Hourly Employee Savings Plan and the Dominion Resources, Inc. Employee Savings Plan). The assets of the Master Trust are held by Mellon Bank. As of December 31, 1998 and 1997, the assets of the Master Trust were separately maintained by each company sponsored plan, with the exception of the Certus Stable Value Fund (Certus Fund). As of December 31, 1998 and 1997, the Plan's interest in the net assets of the Certus Fund was approximately 1% for each year. Investment income and administrative expenses relating to the Certus Fund are allocated to the individual plans based upon average monthly balances invested by each Plan.

     The following table presents the fair value of the undivided investments in the Certus Fund held by the Master Trust:

                                                        December 31,
                                                        ------------

                                                     1998         1997
                                                     ----         ----
     Investments at fair value:
          Guaranteed Investment Contracts        $74,692,313  $58,085,100
     Common/collective trust                       9,764,282    7,012,518
                                                 -----------  -----------
     Total                                       $84,456,595  $65,097,618
                                                 ===========  ===========

     Investment income for the Certus
           Stable Value Fund is as follows:
            Net appreciation in fair value of
                investments                      $ 3,755,318  $   426,972
          Interest                                 4,477,951    3,883,054
                                                 -----------  -----------
     Total                                       $ 8,233,269  $ 4,310,026
                                                 ===========  ===========

8.   TAX STATUS

     The Plan is a qualified employees' profit sharing trust under Sections 401(a) and 401(k) of the Internal Revenue Code and, as such, is exempt from Federal income taxes under Section 501(a). Pursuant to Section 402 (a) of the Internal Revenue Code, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

     The Plan obtained its latest determination letter on May 21, 1996, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the company believes that the Plan is currently designed and operating in compliance with the applicable requirements of the Internal Revenue Code.

9.   VALUATION OF INVESTMENT CONTRACTS

     The Plan's investment contracts are fully-benefit responsive and have been presented on the financial statements at contract value. The Plan's portion of the contracts has an estimated fair value of $1,096,695 and $655,057 at December 31, 1998 and December 31, 1997. The underlying investment contracts are carried at variable and fixed rates with expiration dates through 2007. The variable rates are reviewed and adjusted quarterly. The average yield on the contracts are estimated at 6.26% and 6.57% at December 31, 1998 and December 31, 1997.

10.  SUBSEQUENT EVENTS

     Effective April 1, 1999 two of the current funds were replaced. The Crabbe Huson Equity Fund was replaced by the MAS Mid Cap Value Fund and the Dreyfus Balanced Fund, Inc. was replaced by the Dreyfus Premier Balanced Fund. No action was required of the participants as a result of these changes. The same payroll elections continued for participants contributing to either the Crabbe Huson Equity or the Dreyfus Balanced Fund, Inc. as of April 1, 1999. A balance in either of the replaced funds as of March 31, 1999 was automatically transferred to the corresponding new fund as of April 1, 1999. Participants who did not want balances transferred to the new funds were given the opportunity to reallocate balances among the other investments funds on or before March 31, 1999.

                        DOMINION SUBSIDIARY SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1998
ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                                             Current
Description                                      Cost         Value
-----------

Dominion Resources, Inc., Common Stock         $2,026,942   $2,422,703

Common/Collective Trusts

      TBC Inc Pooled Employee Funds
      Daily Liquidity Fund                          6,051        6,051

      Interest in Certus Stable Value Fund      1,082,468    1,082,468

      Mellon S&P 500 Index Daily Fund           1,227,078    1,649,670

                                                2,135,597    2,737,189

 Mutual Funds

       Crabbe Huson Equity Fund Inc.              910,908      790,631

       Dreyfus Balanced Fund Inc.                 907,221      895,560

       Premier Managed Income Fund                224,681      223,389

       Templeton Foreign Fund Inc.                371,441      326,872

       Warburg Pincus Emerging Growth Fund        779,120      872,189


                                                3,193,371    3,108,641

 Participant Loans bearing interest
    At 9.5% with maturities in 60 months          291,450      291,450
                                               ----------   ----------

 Total Assets Held for Investment              $7,647,360   $8,559,983

                        DOMINION SUBSIDIARY SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1998
                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS



Schedules that report the 5% transactions which transpired in 1998 for this trust were filed in paper format as Exhibit 99 (iii).

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 11-K
                                 ANNUAL REPORT

                        Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

(Mark One):

  X       ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
------
          EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 1998

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 15(d)
------
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from ___________ to ____________.

Commission File number 333-09167

A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                                 Virginia Power
                          Hourly Employee Savings Plan

B. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                            DOMINION RESOURCES, INC.
                                P. O. Box 26532
                              120 Tredegar Street
                            Richmond, Virginia 23261

                                 VIRGINIA POWER

                          HOURLY EMPLOYEE SAVINGS PLAN

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS




                                                                          Pages
                                                                          -----

Independent Auditors' Report                                              F-2

Financial Statements:

     Statements of Net Assets Available for Benefits
     as of December 31, 1998 and 1997                                     F-3

     Statements of Changes in Net Assets Available
     for Benefits for the Years Ended
     December 31, 1998 and 1997                                           F-4

     Notes to Financial Statements                                        F-5 - F-20

Supplemental Schedules as of and for the year ended December 31, 1998:

     Item 27a  Schedule of Assets Held for Investment
     Purposes                                                             F-21

     Item 27d  Schedule of Reportable Transactions                        F-22

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Organization, Compensation and Nominating Committee of the
Board of Directors of Dominion Resources, Inc.

We have audited the accompanying financial statements of the Virginia Power Hourly Employee Savings Plan (the Plan) as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997 listed in the Table of Contents on page F-1. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed in the Table of Contents are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plans management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



Richmond, Virginia
May 14, 1999

                                 VIRGINIA POWER
                          HOURLY EMPLOYEE SAVINGS PLAN
                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           December 31, 1998 and 1997


                                                          December 31,
ASSETS                                                 1998          1997

Investments (Note 1 and 2):
  Dominion Resources, Inc., Common Stock           $ 77,761,773  $ 71,021,169
  Common/Collective Trusts                            7,460,106     4,189,191
  Interest in Certus Stable Value Fund (Note 7)      21,370,959    18,587,458
  Mutual Funds                                       15,925,612    12,388,533
  Loans To Participants                               3,982,649     3,301,157
     Total Investments                              126,501,099   109,487,508

Receivables:
  Interest                                              105,437        97,259
  Other                                                 142,449       313,962
     Total Receivables                                  247,886       411,221

  Cash                                                  119,399            64

     Total Assets                                   126,868,384   109,898,793

Liabilities - Other                                     273,851       376,182

    Net Assets Available for Benefits              $126,594,533  $109,522,611




The accompanying notes are an integral part of the financial statements.

                                 VIRGINIA POWER
                          HOURLY EMPLOYEE SAVINGS PLAN
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                   For the Years Ended December 1998 and 1997

                                                  For the Years Ended December 31
                                                       1998             1997
  Investment income:
     Net appreciation
        in fair value of investments (Note 5)       $  8,044,537     $  8,702,140
     Dividend income                                   4,557,743        4,461,716
     Interest and other income                         1,573,566        1,370,147

        Total investment income                       14,175,846       14,534,003

  Contributions:
     Participant (Note 1)                              8,553,974        7,954,739
     Participating companies (Note 1)                  3,295,037        3,138,250

        Total additions                               26,024,857       25,626,992

  Benefits paid to participants                        7,441,322        6,469,943
  Administrative expenses                                156,072           58,906

        Total deductions                               7,597,394        6,528,849

  Net increase before transfers                       18,427,463       19,098,143

  Transfer of participants' assets
     from the Plan to other plans                     (1,355,541)        (716,414)

  Net increase                                        17,071,922       18,381,729

  Net assets available for benefits:
     Beginning of year                               109,522,611       91,140,882

     End of year                                    $126,594,533     $109,522,611




The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997

1.   DESCRIPTION OF PLAN

     The following description of the Virginia Power Hourly Employee Savings Plan (the Plan) provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

     a. GENERAL - The Plan is a defined contribution pension plan covering all full-time hourly employees of the Virginia Electric and Power Company (the Company) who have six months of service and are age 18 or older. The Company, a wholly-owned subsidiary of Dominion Resources, Inc.
          (DRI), is the designated Plan sponsor, fiduciary and administrator. Mellon Bank serves as the trustee of the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

     b.   CONTRIBUTIONS -

          January 1, 1997 - April 30, 1998

          A maximum of 17% of the participant's eligible earnings and 9% of highly compensated employee's eligible earnings could be invested in the Plan. Of the 17%, up to 12% could be invested on a tax-deferred basis. The Company contributed a matching amount equivalent to 50% of each participant's contributions, not to exceed 3% of the participant's eligible earnings, which is used to purchase DRI common stock.

          May 1, 1998 - December 31, 1998

          A maximum of 20% of the participant's eligible earnings and 10% of highly compensated employee's eligible earnings can be invested in the Plan. Of the 20%, up to 15% can be invested on a tax-deferred basis. The Company contributes a matching amount equivalent to 50% of each participant's contributions, not to exceed 3% of the participant's eligible earnings, which is used to purchase DRI common stock.

     c. PARTICIPANT ACCOUNTS - Each participant's account includes the effect of the participant's contributions and withdrawals, as applicable, and allocations of the Company's contributions, Plan earnings, administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non-vested accounts are used to reduce future Participating Companies' contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

     d. PARTICIPANTS - Any subsidiary of DRI may adopt the Plan for the benefit of its qualified hourly employees subject to approval of the Board of Directors of the Company. Currently only Company employees are participating in the Plan.

          There were 3,012 and 3,054 participants in the Plan as of December 31, 1998 and 1997, respectively

     e.   VESTING -

          Participants become vested in their own contributions and the earnings on these amounts immediately, and in the participating companies' matching contributions and earnings after three years of service. Matching contributions vest immediately for participants aged 55 or older.

     f.   INVESTMENT OPTIONS -

          The Plan provides for employee contributions to be invested in the following:

          (1) Common Stock:

          Dominion Resources, Inc. (DRI) Common Stock Fund - All investments are in DRI Common Stock or cash equivalent investments for partial shares.

          (2) Interest in Certus Stable Value Fund:

          Certus Stable Value Fund - The fund invests in investment contracts of insurance companies and commercial banks and U.S. Government or agency backed bonds.

          (3) Mutual Funds:

          Premier Managed Income Fund - The fund invests primarily in investment-grade corporate and U.S. Government obligations having maturities of 10 years or less.

          Dreyfus Balanced Fund, Inc. - The fund invests in equity and debt securities of domestic and foreign issuers.

          The Crabbe Huson Equity Fund, Inc. - The fund invests in common stocks that have large market capitalization.

          Templeton Foreign Fund - The fund invests primarily in equity and debt securities of companies and governments outside the U.S.

          Warburg Pincus Emerging Growth Fund - The fund invests in equity securities of primarily domestic emerging growth companies.

          (4) Common/Collective Trust:

          Mellon EB Daily Liquidity Index Fund - The fund invests primarily in the 500 stocks of the S&P 500 and may also invest in exchange traded options and financial futures.

          Upon enrollment in the Plan, a participant may direct employee contributions in any option (except the loan fund) in 1% increments totaling to 100%. Changes in investment options may be made at any time and become effective with the subsequent pay period. Participants can make unlimited transfers among existing funds.

          Company matching contributions are automatically contributed into the DRI Common Stock fund. However, participants who are under age 50 may transfer 50% of the value of their Company Match Account into another investment option, while participants who are age 50 and over may transfer 100% of the value of the Company Match Account.

     g.   LOANS TO PARTICIPANTS - Participants are eligible to secure loans
          against their plan account and repay the amount over a one   to five-
          year period.   The minimum loan amount is $1,000 and the maximum loan
          amount is the lesser of:

          -  50% of the vested account balance or
          - $50,000 (reduced by the maximum outstanding loan balance during the prior 12 months).

          Loan transactions are treated as a transfer between the respective investment fund and the loan fund. The loans are interest-bearing at one percentage point above the prime rate of interest. The rate is determined every quarter; however, the rate is fixed at the inception of the loan for the life of the loan.

          Participants make repayments to the Plan on a monthly basis. Any defaults in loans result in a reclassification of the remaining loan balances as taxable distributions to the participants.

     h. PAYMENT OF BENEFITS - Distributions from the Plan are recorded on the valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2. There were no amounts payable to participants at December 31, 1998 and 1997.

     i. FLEXIBLE DIVIDEND - During the first quarter of 1998, the Board of Directors of the Company approved an amendment to the Plan that adopts a KSOP provision (combines the features of a 401K and an Employee Stock Ownership Plan) effective May 1, 1998. The KSOP allows participants the choice of (1) receiving cash dividends paid on vested shares held in their DRI Common Stock Fund or (2) continuing to reinvest the dividends in the fund.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   VALUATION OF INVESTMENTS:

          (1) DRI Common Stock Fund - The investments of the Stock Fund are stated at fair value based on the closing sales prices reported on the New York Stock Exchange on the last business day of the year.

          (2) Mutual Funds - Investments in mutual funds are valued at quoted market prices which represent the net asset values of shares held by the Plan at year end.

          (3) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

          (4) Investment Contracts - The guaranteed investment contracts within the Certus Stable Value Fund are valued at contract value. Contract value represents contributions made under the contract, plus earnings, less Plan withdrawals and administrative expenses.

     b. INVESTMENT INCOME Dividend income is recognized on the ex-dividend date.

     c. EXPENSES - The Plan's expenses are accrued as incurred and paid by the Plan, as provided by the Plan document.

     d. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   INVESTMENTS EXCEEDING 5% OF NET ASSETS

     The following table represents the fair value of investments exceeding 5% of the Plan's net assets at each year end:

                                                  1998          1997
     Investment at Fair Value as Determined
        by Quoted Market Price:

          DRI Common Stock                     $77,761,773   $71,021,169
          Certus Stable Value                   21,370,959             -
          Warburg Pincus Emerging Growth
            Fund                                 6,383,774             -

     Investment at Estimated Fair Value:
          Mellon S&P 500 Index Daily Fund        7,260,010             -

4.   NET APPRECIATION (DEPRECIATION) IN FAIR VALUE OF INVESTMENTS

     The Plan's investments (including investments ,bought, sold, as well as held during the year) appreciated (depreciated) in value by $8,044,537 in 1998 and $ 8,702,140 in 1997 as follows:

a.  Realized Gain                                   1998          1997
      Investment at fair value as determined
       by quoted market price:
        Common Stock                             $1,207,553    $  836,051
        Interest in Certus Stable Value Fund              -            22
        Mutual Funds                                362,432     1,076,392
                                                  1,569,985     1,912,465

Investments at estimated fair value:
        Common/Collective Trust Funds               129,941       380,093
                                                 $1,699,926    $2,292,558


b.  Unrealized Gain/(Loss)                           1998          1997
      Investment at fair value as determined
       by quoted market price:
        Common Stock                             $5,548,635    $6,026,861
        Mutual Funds                               (748,809)     (468,411)
                                                  4,799,826     5,558,450
      Investments at estimated fair value:
        Common/Collective Trust Funds             1,544,785       851,132
                                                 $6,344,611    $6,409,582

c.  Net Appreciation/(Depreciation)
     in Fair Value of Investment                    1998         1997
      Investment at fair value as determined
       by quoted market price:
       Common Stock                              $6,756,188    $6,862,912
      Interest in Certus Stable Value Fund                -            22
       Mutual Funds                                (386,377)      607,981
                                                  6,369,811     7,470,915
     Investments at estimated fair value:
       Common/Collective Trust Funds              1,674,726     1,231,225
                                                 $8,044,537    $8,702,140

5.   PLAN TERMINATION

     Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, or upon complete or partial discontinuance of contributions, the accounts of each affected participant shall become fully vested.

6.   BY FUND INFORMATION

     The net assets available for benefits and the changes in net assets available for benefits by investment fund are as follows:

                                            Virginia Power Hourly Employee Saving Plan
                                      Statement of Net Assets Available for Benefits by Fund
                                                         December 31, 1998
                                                                         Participant Directed
                                                                                                      Mellon EB
                                                        DRI Common   Certus Stable     Dreyfus     Daily Liquidity  Crabbe Huson
Assets                                       Total      Stock Fund    Value Fund    Balanced Fund    Index Fund     Equity Fund
------
Investments (Notes 1 and 2):
  Common stock                            $ 77,761,773  $33,611,093
  Common/collective trust                    7,460,106       84,574                                     $7,260,010
  Interest in Certus Stable Value Fund      21,370,959                 $21,370,959
  Mutual funds                              15,925,612                                 $3,257,934                     $4,045,815
  Loans                                      3,982,649
Total investments                          126,501,099   33,695,667     21,370,959      3,257,934        7,260,010     4,045,815

Receivables:
  Interest                                     105,437          290        104,747
  Other                                        142,449       63,563
Total receivables                              247,886       63,853        104,747

  Cash                                         119,399                                                          26

Total assets                               126,868,384   33,759,520     21,475,706      3,257,934        7,260,036     4,045,815

    Liabilities - other                        273,851       74,455         23,737                                             1

Net assets available for benefits         $126,594,533  $33,685,065    $21,451,969     $3,257,934       $7,260,036    $4,045,814

                                            Virginia Power Hourly Employee Saving Plan
                                      Statement of Net Assets Available for Benefits by Fund
                                                         December 31, 1998
                                                                                                     Non-Participant
                                                                      Participant Directed (Cont'd)  Directed
                                             Premier      Templeton   Warburg Pincus
                                             Managed      Foreign     Emerging          Loan         DRI Common
     Assets                                  Income Fund  Fund        Growth Fund       Fund         Stock Fund
     ------
     Investments (Notes 1 and 2):
     Common stock                                                                                        $44,150,680
     Common/collective trust                                                             $    3,418          112,104
     Interest in Certus Stable Value Fund
     Mutual funds                               $460,795  $1,777,293        $6,383,775
     Loans                                                                                3,982,649
     Total investments                           460,795   1,777,293         6,383,775    3,986,067       44,262,784

     Receivables:
     Interest                                                                                    15              385
     Other                                        39,928                                                      38,958
     Total receivables                            39,928                                         15           39,343

     Cash                                             63                           111      119,199

     Total assets                                500,786   1,777,293         6,383,886    4,105,281       44,302,127

     Liabilities - other                          38,644         111                                         136,903

     Net assets available for benefits          $462,142  $1,777,182        $6,383,886   $4,105,281      $44,165,224

                                            Virginia Power Hourly Employee Savings Plan
                                      Statement of Net Assets Available for Benefits by Fund
                                                         December 31, 1997
                                                                        Participant Directed
                                                                                                 Mellon EB
                                                   DRI Common   Certus Stable     Dreyfus     Daily Liquidity  Crabbe Huson
Assets                                  Total      Stock Fund    Value Fund    Balanced Fund    Index Fund     Equity Fund
------
Investments (Notes 1 and 2):
  Common stock                       $ 71,021,169  $31,903,015
  Common/collective trust               4,189,191                                                  $4,132,879
  Interest in Certus Stable
     Value Fund                        18,587,458                 $18,587,458
  Mutual funds                         12,388,533                                 $2,106,357                     $3,542,278
  Loans                                 3,301,157
Total investments                     109,487,508   31,903,015     18,587,458      2,106,357        4,132,879     3,542,278

Receivables:
  Interest                                 97,259          483         95,918
  Other                                   313,962      140,027
Total receivables                         411,221      140,510         95,918

  Cash                                         64                                                          50

Total assets                          109,898,793   32,043,525     18,683,376      2,106,357        4,132,929     3,542,278

  Liabilities - other                     376,182      100,273                        30,059               49        37,012

Net assets available for benefits    $109,522,611  $31,943,252    $18,683,376     $2,076,298       $4,132,880    $3,505,266

                                            Virginia Power Hourly Employee Savings Plan
                                      Statement of Net Assets Available for Benefits by Fund
                                                         December 31, 1997
                                                                                                      Non-Participant
                                                                       Participant Directed (Cont'd)     Directed
                                                Premier    Templeton    Warburg Pincus
                                                Managed     Foreign        Emerging         Loan        DRI Common
Assets                                        Income Fund     Fund       Growth Fund        Fund        Stock Fund
------
    Investments (Notes 1 and 2):
      Common stock                                                                                        $39,118,154
      Common/collective trust                                                             $   56,312
      Interest in Certus Stable Value Fund
      Mutual funds                               $347,852  $1,537,699        $4,854,347
      Loans                                                                                3,301,157
    Total investments                             347,852   1,537,699         4,854,347    3,357,469       39,118,154

    Receivables:
      Interest                                                                                   256              602
      Other                                                                                                   173,935
    Total receivables                                                                            256          174,537

      Cash                                                                                        14

    Total assets                                  347,852   1,537,699         4,854,347    3,357,739       39,292,691

      Liabilities - other                           3,671      19,565            59,732                       125,821

    Net assets available for benefits            $344,181  $1,518,134        $4,794,615   $3,357,739      $39,166,870

                                            Virginia Power Hourly Employee Savings Plan
                                 Statement of Changes in Net Assets Available for Benefits by Fund
                                                 For Year Ended December 31, 1998
                                                                Participant Directed
                                                                             Certus                        Mellon EB
                                                           DRI Common      Stable         Dreyfus       Daily Liquidity Crabbe Huson
                                         Total             Stock Fund      Value Fund     Balanced Fund   Index Fund    Equity Fund
Investment income:
  Net appreciation/(depreciation)
   in fair value of investments (Note 5)    $ 8,044,537   $ 2,905,161                        $  161,755   $1,339,743    $ (421,608)
  Dividend income                             4,557,743     1,822,348                            81,120      101,486        23,323
  Interest and other income                   1,573,566         2,890       $ 1,177,141
   Total investment income (loss)            14,175,846     4,730,399         1,177,141         242,875    1,441,229      (398,285)
Contributions:
  Participant (Note 1)                        8,553,974     1,617,196         2,461,651         669,802    1,110,108       852,176
  Participating companies (Note 1)            3,295,037
   Total additions                           26,024,857     6,347,595         3,638,792         912,677    2,551,337       453,891

Benefits paid to participants                 7,441,322     1,829,897         2,312,910         113,393      168,785       183,688
Administrative expenses                         156,072        28,703            17,594           2,435        6,207         2,918
   Total deductions                           7,597,394     1,858,600         2,330,504         115,828      174,992       186,606

Net increase/(decrease) before
   transfers                                 18,427,463     4,488,995         1,308,288         796,849    2,376,345       267,285

Interfund transfers, net                                   (2,379,985)        1,611,797         436,429      933,676       357,494
Net transfer of participants' assets
   Between plans                             (1,355,541)     (367,197)         (151,492)        (51,642)    (182,865)      (84,231)
Net increase                                 17,071,922     1,741,813         2,768,593       1,181,636    3,127,156       540,548

Net assets available for benefits:
  Beginning of year                         109,522,611    31,943,252        18,683,376       2,076,298    4,132,880     3,505,266
  End of year                              $126,594,533   $33,685,065       $21,451,969      $3,257,934   $7,260,036    $4,045,814

                                            Virginia Power Hourly Employee Savings Plan
                                 Statement of Changes in Net Assets Available for Benefits by Fund
                                                 For Year Ended December 31, 1998
                                                                                                               Non-Participant
                                                             Participant Directed (Cont'd)                     Directed
                                                Premier       Templeton     Warburg Pincus
                                                Managed        Foreign         Emerging          Loan         DRI Common
                                              Income Fund    Income Fund     Growth Fund         Fund         Stock Fund
 Investment income:
   Net appreciation/(depreciation)
     in fair value of investments (Note 5)       $ (7,783)    $ (118,741)       $  334,983                     $ 3,851,027
   Dividend income                                 67,631         46,165                                         2,415,670
   Interest and other income                      (38,643)                                    $  428,347             3,831
    Total investment income (loss)                 21,205        (72,576)          334,983       428,347         6,270,528
 Contributions:
   Participant (Note 1)                           107,569        425,588         1,309,884
   Participating companies (Note 1)                                                                              3,295,037
    Total additions                               128,774        353,012         1,644,867       428,347         9,565,565

 Benefits paid to participants                     18,984         75,107           253,175        59,705         2,425,678
 Administrative expenses                              340          1,376             4,537        53,913            38,049
    Total deductions                               19,324         76,483           257,712       113,618         2,463,727

 Net increase/(decrease) before
      transfers                                   109,450        276,529         1,387,155       314,729         7,101,838

 Interfund transfers, net                          25,469         29,003           315,969       479,024        (1,808,876)
 Net transfer of participants' assets
    between  plans                                (16,958)       (46,484)         (113,853)      (46,211)         (294,608)
 Net increase                                     117,961        259,048         1,589,271       747,542         4,998,354
 Net assets available for benefits:
   Beginning of year                              344,181      1,518,134         4,794,615     3,357,739        39,166,870
   End of year                                   $462,142     $1,777,182        $6,383,886    $4,105,281       $44,165,224

                                            Virginia Power Hourly Employee Savings Plan
                                 Statement of Changes in Net Assets Available for Benefits by Fund
                                                 For Year Ended December 31, 1997
                                                                          Participant Directed
                                                                         Certus                        Mellon EB
                                                        DRI Common       Stable         Dreyfus     Daily Liquidity   Crabbe Huson
                                            Total       Stock Fund     Value Fund    Balanced Fund     Index Fund     Equity Fund
Investment income:
  Net appreciation/(depreciation)
    in fair value of investments
     (Note 5)                           $  8,702,140    $ 3,067,722    $        22      $  136,853       $  638,620     $  479,795
  Dividend income                          4,461,716      1,995,965                         31,149           60,066          7,149
  Interest and other income                1,370,147          3,981      1,117,126           6,059
   Total investment income                14,534,003      5,067,668      1,117,148         174,061          698,686        486,944
Contributions:
  Participant (Note 1)                     7,954,739      1,521,458      2,487,916         599,771          874,926        760,358
  Participating companies (Note 1)         3,138,250
   Total additions                        25,626,992      6,589,126      3,605,064         773,832        1,573,612      1,247,302

Benefits paid to participants              6,469,943      2,195,899      1,852,353          80,010          165,054        158,551
Administrative expenses                       58,906         23,396         16,744           1,397            2,847          1,895
   Total deductions                        6,528,849      2,219,295      1,869,097          81,407          167,901        160,446

Net increase/(decrease) before
 transfers                                19,098,143      4,369,831      1,735,967         692,425        1,405,711      1,086,856

Interfund transfers, net                                 (4,122,295)      (820,835)        869,814        1,734,428      1,221,175
Net transfer of participants' assets
   between  plans                           (716,414)      (193,992)      (101,609)          9,416          (52,842)       (24,710)
Net increase                              18,381,729         53,544        813,523       1,571,655        3,087,297      2,283,321
Net assets available for benefits:
  Beginning of year                       91,140,882     31,889,708     17,869,853         504,643        1,045,583      1,221,945
  End of year                           $109,522,611    $31,943,252    $18,683,376      $2,076,298       $4,132,880     $3,505,266

                                            Virginia Power Hourly Employee Savings Plan
                                 Statement of Changes in Net Assets Available for Benefits by Fund
                                                 For Year Ended December 31, 1997
                                                                                                           Non-Participant
                                                             Participant Directed (Cont'd)                     Directed
                                                Premier       Templeton     Warburg Pincus
                                                Managed        Foreign         Emerging          Loan         DRI Common
                                              Income Fund    Income Fund     Growth Fund         Fund         Stock Fund
 Investment income:
   Net appreciation/(depreciation)
     in fair value of investments (Note 5)       $  5,153     $  (13,821)       $  592,605                     $ 3,795,191
   Dividend income                                 10,891         41,522                                         2,314,974
   Interest and other income                          759                                     $  231,718            10,504
    Total investment income                        16,803         27,701           592,605       231,718         6,120,669
 Contributions:
   Participant (Note 1)                           100,234        421,360         1,188,716
   Participating companies (Note 1)                                                                              3,138,250
    Total additions                               117,037        449,061         1,781,321       231,718         9,258,919

 Benefits paid to participants                     18,798         52,540           156,758       126,250         1,663,730
 Administrative expenses                              190          1,006             2,830       (28,302)           36,903
    Total deductions                               18,988         53,546           159,588        97,948         1,700,633

 Net increase/(decrease) before transfers          98,049        395,515         1,621,733       133,770         7,558,286

 Interfund transfers, net                         165,503        650,821         1,447,781     1,037,433        (2,183,825)
 Net transfer of participants' assets
    between  plans                                   (774)       (15,630)          (73,585)      (56,978)         (205,710)
 Net increase                                     262,778      1,030,706         2,995,929     1,114,225         5,168,751

 Net assets available for benefits:
   Beginning of year                               81,403        487,428         1,798,686     2,243,514        33,998,119
   End of year                                   $344,181     $1,518,134        $4,794,615    $3,357,739       $39,166,870

7.   PLAN INTEREST IN THE CERTUS STABLE VALUE FUND

     The Plan's investments are in a Master Trust which was established for the investment of assets for the Plan and other Company sponsored plans (the Dominion Resources, Inc. Employee Savings Plan and the Dominion Subsidiary Savings Plan). The assets of the Master Trust are held by Mellon Bank. As of December 31, 1998 and 1997, the assets of the Master Trust were separately maintained by each Company sponsored plan, with the exception of the Certus Stable Value Fund (Certus Fund). As of December 31, 1998 and 1997, the Plan's interest in the net assets of the Certus Fund was approximately 26% and 29%, respectively. Investment income and administrative expenses relating to the Certus Fund are allocated to the individual plans based upon average monthly balances invested by each plan.

     The following table presents the fair value of the undivided investments in the Certus Fund:

                                                               December 31,
                                                            1998          1997
       Investments at fair value:
       Guaranteed Investment Contracts                   $74,692,313   $58,085,100
       Common/collective trust                             9,764,282     7,012,518
       Total                                             $84,456,595   $65,097,618

       Investment income for the Certus Stable Value
       Fund is as follows:
       Net appreciation in fair value of investments     $ 3,755,318   $   426,972
       Interest                                            4,477,951     3,883,054
       Total                                             $ 8,233,269   $ 4,310,026

8.   VALUATION OF INVESTMENT CONTRACTS

     The Plan's investment contracts are fully-benefit responsive and have been presented on the financial statements at contract value. The Plan's portion of the contracts has an estimated fair value of $21,479,073 and $18,685,163 at December 31, 1998 and 1997, respectively. The underlying investment contracts are carried at variable and fixed rates with
     expiration dates through 2007.   The variable rates are reviewed and
     adjusted quarterly. The average yield on the contracts are estimated at 6.26% and 6.57% at December 31, 1998 and December 31, 1997.

9.   TAX STATUS

     The Plan is a qualified employees' profit sharing trust under Sections 401(a) and 401(k) of the Internal Revenue Code and, as such, is exempt from Federal income taxes under Section 501(a). Pursuant to Section 402(a) of the Internal Revenue Code, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

     The Plan obtained its latest determination letter on November 9, 1993, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Company believes that the Plan is currently designed and operating in compliance with the applicable requirements of the Internal Revenue Code.

10.  SUBSEQUENT EVENT

     Effective April 1, 1999 two of the current funds were replaced. The Crabbe Huson Equity Fund was replaced by the MAS Mid Cap Value Fund and the Dreyfus Balanced Fund, Inc. was replaced by the Dreyfus Premier Balanced Fund. No action was required of the participants as a result of these changes. The same payroll election continued for participants contributing to either the Crabbe Huson Equity or the Dreyfus Balanced Fund, Inc. as of April 1, 1999. A balance in either of the replaced funds, as of March 31, 1999, was automatically transferred to the corresponding new fund as of April 1, 1999.

     Participants who did not want balances transferred to the new funds were given the opportunity to reallocate balances among the other investment funds on or before March 31, 1999.

                                 VIRGINIA POWER
                          HOURLY EMPLOYEE SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1998
           ITEM 27a  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                                                Current
Description                                       Cost           Value

Dominion Resources, Inc., Common Stock         $ 60,431,633   $ 77,761,773
Interest in Certus Stable Value Fund

      Certus Stable Value Fund                   21,370,959     21,370,959

Common/Collective Trusts

      DRI Common Stock Fund                         196,678        196,678
      Loan Fund                                       3,418          3,418
      Mellon S&P 500 Index Daily Fund             5,476,682      7,260,010

                                                  5,676,778      7,460,106

 Mutual Funds

       Crabbe Huson Equity Fund Inc.              4,803,710      4,045,815
       Dreyfus Balanced Fund Inc.                 3,370,677      3,257,934
       Premier Managed Income Fund                  464,885        460,795
       Templeton Foreign Fund Inc.                2,129,374      1,777,293
       Warburg Pincus Emerging Growth Fund        5,729,507      6,383,775

                                                 16,498,153     15,925,612

Loans to Participants                             3,301,157      3,982,649

 Total Assets Held for Investment              $107,278,680   $126,501,099

                                 VIRGINIA POWER
                          HOURLY EMPLOYEE SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1998
                 ITEM 27d  SCHEDULE OF REPORTABLE TRANSACTIONS



The assets of the Virginia Power Hourly Employee Savings Plan were combined with the assets of the Dominion Resources, Inc. Employee Savings Plan and the Dominion Subsidiary Savings Plan in a master trust for investment purposes until June 1, 1996. Effective June 1, 1996, a new master trust was established which does not combine the assets of the Virginia Power Hourly Employee Savings Plan with the assets of the Dominion Resources, Inc. Employee Savings Plan and the Dominion Subsidiary Savings Plan, except for the Certus Stable Value Fund.

Schedules that report the 5% transactions which transpired in 1998 for this trust were filed in paper format as Exhibit 99(v).

                                   FORM 11-K
                               DECEMBER 31, 1998

                                 EXHIBIT INDEX

         Exhibit                                                            Page

Exhibit 99(i)         Financial Statements to Form 11-K of
                      Dominion Resources, Inc. Employee Savings
                      Plan (filed in paper format)

Exhibit 99(ii) Independent auditor's consent (filed electronically herewith)

Exhibit 99(iii)       Financial Statements to Form 11-K of
                      Dominion Resources, Inc. Dominion Subsidiary
                      Savings Plan (filed in paper format)

 Exhibit 99(iv) Independent auditor's consent (filed electronically herewith)

Exhibit 99(v) Financial Statements to Form 11-K of Virginia Power Hourly Employee Savings Plan (filed in paper format)

Exhibit 99(vi) Independent auditor's consent (filed electronically herewith)