Form 10-Q
period 1999-06-30
DOMINION RESOURCES INC /VA/
filed 1999-08-12
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 (Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to

                          Commission file number 1-8489

                            DOMINION RESOURCES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



           Virginia                                              54-1229715
           --------                                              ----------
(State or other jurisdiction                                  (I.R.S. employer
incorporation or organization)                               identification no.)



120 Tredegar Street
Richmond, Virginia                                                  23219
------------------                                                  -----
(Address of principal executive offices)                          (Zip Code)


                                 (804) 819-2000
                                 --------------
                          Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At July 31, 1999, the latest practicable date for determination, 191,979,845 shares of common stock, without par value, of the registrant were outstanding.

                                              DOMINION RESOURCES, INC.

                                                        INDEX


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------

                                            PART I. Financial Information
Item 1.      Consolidated Financial Statements

             Consolidated Statements of Income - Three and Six                                             3
               Months Ended June 30, 1999 and 1998

             Consolidated Balance Sheets - June 30, 1999                                                 4-5
              and December 31, 1998

             Consolidated Statements of Cash Flows -                                                       6
              Six Months Ended June 30, 1999 and 1998

             Consolidated Statements of Changes in                                                         7
              Other Comprehensive Income - Three and Six Months
              Ended June 30, 1999 and 1998

             Notes to Consolidated Financial Statements                                                 8-17

Item 2.      Management's Discussion and Analysis of Financial                                         18-30
               Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About                                            31-32
               Market Risk



                                             PART II. Other Information

Item 1. Legal Proceedings                                                                                 33

Item 4.      Submission of Matters to a Vote of Security Holders                                          33

Item 5.      Other Information                                                                         34-36

Item 6.      Exhibits and Reports on Form 8-K                                                             36

                                              DOMINION RESOURCES, INC.
                                            PART I. FINANCIAL INFORMATION
                                      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)

                                                                 Three Months Ended          Six Months Ended
                                                                       June 30,                     June 30,
                                                                1999            1998          1999          1998
                                                                ----            ----          ----          ----
                                                                      (Millions, except per share amounts)
Operating revenues and income:
   Virginia Power                                          $ 1,086.7        $  906.0       $2,175.1     $1,956.8
   East Midlands                                                               458.7                     1,009.5
   Nonutility                                                  228.6           220.5          433.2        392.4
                                                            --------         -------          -----        -----
                                                             1,315.3         1,585.2        2,608.3      3,358.7
                                                            --------         -------        -------      -------
Operating expenses:
   Fuel, net                                                   243.1           244.4          461.2        470.5
   Purchased power capacity, net                               198.5           203.5          408.4        384.3
   Impairment of regulatory assets                                             158.6                       158.6
   Supply and distribution-East Midlands                                       293.5                       654.9
   Other operation and maintenance                             336.4           369.9          631.3        703.4
   Depreciation, depletion
    and amortization                                           175.8           170.9          354.2        387.8
   Other                                                        65.6            77.3          144.1        151.5
                                                            --------         -------          -----        -----

                                                             1,019.4         1,518.1        1,999.2      2,911.0
                                                            --------         -------        -------      -------

Operating income                                               295.9            67.1          609.1        447.7
                                                            --------         -------          -----        -----

Other income                                                    14.9            18.1           48.7         33.0
                                                            --------            ----           ----         ----

                                                               310.8            85.2          657.8        480.7
                                                            --------         -------          -----        ------
Fixed charges:
  Interest charges, net                                        119.2           176.4          238.9        337.8
  Preferred dividends and distributions
   of subsidiary trusts                                         16.6            16.7           33.0         33.3
                                                            --------         -------           ----         ----

                                                               135.8           193.1          271.9        371.1
                                                            --------         -------          -----        -----

                                                               175.0          (107.9)         385.9        109.6

Provision (benefit) for income taxes                            53.4           (32.2)         119.7         34.3

Minority interests                                               4.2             7.0           10.3         18.5
                                                            --------         -------           ----         ----
Income (loss) before extraordinary
    Item                                                       117.4           (82.7)         255.9         56.8
Extraordinary item, net of tax                                                                254.8
                                                            --------         -------          -----        -----

Net income (loss)                                           $  117.4         $ (82.7)       $   1.1      $  56.8
                                                            ========         =======        =======      =======

Average shares of common stock - basic
   and diluted                                                 192.0           195.8          192.8        194.4
Basic and diluted earnings per share:
   Income (loss) before extraordinary
     item                                                      $0.61          $(0.42)         $1.33        $0.29
   Extraordinary item                                                                        $(1.32)
   Net income (loss)                                           $0.61          $(0.42)         $0.01        $0.29
Dividends paid per common share                               $0.645          $0.645          $1.29        $1.29
-----------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

                                              DOMINION RESOURCES, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                       ASSETS
                                                     (UNAUDITED)
                                                                   June 30,                       December 31,
                                                                     1999                             1998*
                                                                  --------------------------------------------
                                                                                    (Millions)
Current assets:
Cash and cash equivalents                                         $   238.9                         $   425.6
Customer accounts receivable, net                                     894.1                             777.8
Other accounts receivable                                             324.4                             256.5
Materials and supplies:
  Plant and general                                                   143.3                             142.0
  Fossil fuel                                                         103.3                              95.0
Mortgage loans in warehouse                                           170.6                             140.3
Commodity contract assets                                             283.5                             179.8
Other                                                                 323.5                             268.3
                                                                   --------                          --------
                                                                    2,481.6                           2,285.3
                                                                   --------                          --------

Investments:
Investments in affiliates                                             448.6                             382.1
Available-for-sale securities                                         494.9                             500.0
Nuclear decommissioning trust funds                                   780.0                             705.1
Loans receivable, net                                               1,719.7                           1,686.5
Investments in real estate                                             90.5                              93.9
Other                                                                 372.8                             263.0
                                                                    -------                           -------
                                                                    3,906.5                           3,630.6
                                                                    -------                           -------

Property, plant and equipment:
Property, plant and equipment                                      18,814.8                          18,106.0
Less accumulated depreciation, depletion
   and amortization                                                 7,807.4                           7,469.4
                                                                   --------                          --------
                                                                   11,007.4                          10,636.6
                                                                   --------                          --------
Deferred charges and other assets:
Regulatory assets                                                     215.0                             620.0
Goodwill                                                              146.7                             150.0
Other                                                                 235.3                             194.5
                                                                   --------                          --------
                                                                      597.0                             964.5
                                                                    -------                           -------

Total assets                                                      $17,992.5                         $17,517.0
                                                                   ========                          ========

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

                                              DOMINION RESOURCES, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     (UNAUDITED)

                                                                   June 30,                       December 31,
                                                                     1999                             1998*
                                                                  --------------------------------------------
                                                                                    (Millions)
Current liabilities:
      Securities due within one year                            $   390.4                       $   442.9
      Short-term debt                                               842.4                           300.8
      Accounts payable, trade                                       904.6                           698.5
      Accrued interest                                              111.9                           109.1
      Accrued payroll                                                66.2                            79.0
      Accrued taxes                                                 151.7                           175.3
      Commodity contract liabilities                                338.0                           265.8
      Other                                                         207.7                           266.8
                                                                 --------                        --------
                                                                  3,012.9                         2,338.2
                                                                 --------                        --------
Long-term debt:
      Virginia Power                                              3,509.8                         3,464.7
      Nonrecourse - nonutility                                    2,758.0                         2,727.9
      Dominion UK                                                    52.9                            55.6
      Other                                                         300.0                             3.1
                                                                 --------                        --------
                                                                  6,620.7                         6,251.3
                                                                 --------                        --------
Deferred credits and other liabilities:
      Deferred income taxes                                       1,643.2                         1,792.5
      Investment tax credits                                        155.0                           221.4
      Other                                                         223.2                           212.8
                                                                 --------                        --------
                                                                  2,021.4                         2,226.7
                                                                 --------                        --------
Total liabilities                                                11,655.0                        10,816.2
                                                                 --------                        --------

Minority interest                                                   298.2                           310.9
                                                                 --------                        --------

Commitments and contingencies (Note I)
Company obligated mandatory redeemable
 preferred securities **                                            385.0                           385.0
                                                                 --------                        --------
Virginia Power preferred stock:
      Subject to mandatory redemption                               180.0                           180.0
                                                                 --------                        --------
      Not subject to mandatory redemption                           509.0                           509.0
                                                                 --------                        --------
Common shareholders' equity:
      Common stock - no par                                       3,831.7                         3,933.4
      Retained earnings                                           1,136.2                         1,386.4
      Accumulated other comprehensive
         income                                                     (18.8)                          (20.1)
      Other                                                          16.2                            16.2
                                                                  -------                        --------
                                                                  4,965.3                         5,315.9
Total liabilities & shareholders'
  equity                                                        $17,992.5                       $17,517.0
                                                                 ========                        ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1998 has been derived from the audited Consolidated Financial Statements at that date.

** As described in Note(G)to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the 7.83% and 8.05% Junior Subordinated Notes totaling $257.7 and $139.2 million principal amounts constitute 100% of the Trusts' assets.

                                              DOMINION RESOURCES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                        1999              1998
                                                                                     ----------------------------
                                                                                              (Millions)

Cash flows from (used in) operating activities:
   Net income                                                                        $     1.1          $    56.8
   Adjustments to reconcile net income to net cash:
       Depreciation, depletion and amortization                                          396.4              431.0
       Purchase and originations of mortgage loans                                    (1,145.8)            (999.7)
       Proceeds from sales and principal collections
          of mortgage loans                                                            1,115.5              867.2
       Extraordinary item, net of income taxes                                           254.8
       Deferred income taxes                                                                               (103.7)
       Impairment of regulatory assets                                                                      158.6
       Provision for rate refund                                                                            186.3
       Changes in assets and liabilities:
          Accounts receivable                                                           (153.8)             (91.5)
          Accounts payable, trade                                                        156.6              177.6
          Accrued interest and taxes                                                     (79.0)             (16.0)
       Other changes                                                                    (117.5)             (45.6)
                                                                                      --------            -------

Net cash flows from operating activities                                                 428.3              621.0
                                                                                      --------            -------

Cash flows from (used in) financing activities:
  Issuance of common stock                                                                                  348.5
  Repurchase of common stock                                                            (109.0)
  Issuance of long-term debt                                                           2,552.9            2,245.3
  Issuance of short-term debt                                                            253.5               60.4
  Repayment of long-term debt                                                         (2,203.5)          (1,871.9)
  Common dividend payments                                                              (248.4)            (251.9)
  Other                                                                                  (10.3)             (48.9)
                                                                                      --------           ---------
Net cash flows from financing activities                                                 235.2              481.5
                                                                                      --------           ---------

Cash flows from (used in) investing activities:
   Utility capital expenditures                                                         (316.4)            (308.0)
   Acquisition of natural gas and independent power
     properties                                                                         (151.8)             (37.4)
   Loan originations                                                                  (1,052.6)          (1,110.2)
   Repayment of loan originations                                                      1,023.6              788.4
   Acquisition of businesses                                                            (166.6)            (343.8)
   Purchase of securities                                                                (90.7)             (38.8)
   Purchase of other investments                                                         (51.0)
   Proceeds from sale of securities                                                      100.3               54.1
   Other                                                                                (145.0)             (57.2)
                                                                                      --------           ---------

Net cash flows used in investing activities                                             (850.2)          (1,052.9)
                                                                                      --------           --------

Increase (decrease) in cash and cash equivalents                                        (186.7)              49.6
Cash and cash equivalents at beginning of period                                         425.6              321.6
                                                                                      --------            -------
Cash and cash equivalents at end of period                                           $   238.9          $   371.2
                                                                                      ========           ========


                                              DOMINION RESOURCES, INC.
                           CONSOLIDATED STATEMENT OF CHANGES IN OTHER COMPREHENSIVE INCOME
                                                     (UNAUDITED)

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                          1999             1998            1999             1998
                                                          ----             ----            ----             ----
                                                                                (Millions)

Other Comprehensive Income:

Unrealized gains (losses) on investment securities:
    Pre-tax                                               $  7.0                           $  7.3            $ 4.0
    Tax                                                     (3.4)                            (4.0)            (1.1)
                                                            ----                             ----             ----
    Net of tax                                               3.6                              3.3              2.9
Foreign currency translation
     adjustments                                             0.8              $1.2           (2.0)             5.9
                                                             ---              ----           ----              ---
     Increase in other
     comprehensive income                                    4.4               1.2            1.3              8.8
Accumulated other comprehensive
     income at beginning of period                         (23.2)              4.3          (20.1)            (3.3)
                                                           -----               ---          -----             ----
Accumulated other comprehensive
     income at end of period                              $(18.8)             $5.5         $(18.8)           $ 5.5
                                                          ======              ====         ======            =====





----------------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  DOMINION RESOURCES AND INTERIM REPORTING POLICIES

NATURE OF OPERATIONS

General Organization and Legal Description

Dominion Resources is a holding company headquartered in Richmond, Virginia. Its principal subsidiary is Virginia Electric and Power Company (Virginia Power), which is a regulated public utility. Virginia Power is engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and northeastern North Carolina. It sells electricity to retail customers (including government agencies) and to wholesale customers such as rural electric cooperatives, power marketers and municipalities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for 80 percent of its population. Virginia Power's wholesale power group engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas beyond the geographic limits of Virginia Power's service territory.

Dominion Resources' subsidiary Dominion Energy is engaged in independent power production and the acquisition and sale of natural gas and oil reserves. Some of the independent power and natural gas and oil businesses are located in foreign countries. In Latin America, Dominion Energy is engaged in power generation. In Canada, Dominion Energy is engaged in natural gas exploration, production and storage. Dominion Energy's net investment in foreign operations is approximately $412 million at June 30, 1999. See Note (L).

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

GENERAL

In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998.

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

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Dominion Resources uses the equity method when accounting for its 80% investment in Corby Power Ltd. (Corby) as the company believes that Corby's governing agreements give substantive participating rights to the minority shareholder. Corby owns and operates a 350-megawatt gas-fired power station in England. Corby had total revenues of $27.1 million and total expenses of $30.7 million for the second quarter ending June 30, 1999. Also, Corby had total revenues of $63.6 million and total expenses of $60 million for the six month period ending June 30, 1999.
Interest and taxes were included in total expenses for each time period.

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

Under Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), Dominion Resources computation of diluted earnings per share is the same as basic earnings per share. The computation did not include the 6.9 million nonqualified stock options to purchase common shares because they are antidilutive. For more information, see Note K to the Notes to the Consolidated Financial Statements.

As discussed in the Dominion Resources' Form 8-K, filed March 29, 1999, Virginia Power discontinued the application of Statement of Financial Accounting Standards No. 71 (SFAS No. 71), Accounting for the Effects of Certain Types of Regulation, to its generation operations. The effect thereof was an after-tax charge of $254.8 million. See Note (C) below.

Segment Reporting

Effective December 31, 1998, Dominion Resources adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. Dominion Resources has defined Dominion Resources segments based on product, geographic location and regulatory environment.

In preparation for the transition to competition for electric generation in Virginia, beginning May 1, 1999 Dominion Resources began to evaluate the operating results and financial information across Virginia Power's and Dominion Energy's current organizational structure. Although the employees and assets involved remain with their respective companies, Dominion Resources currently evaluates the companies of Dominion Energy and Virginia Power in the following business segments:

o generation-related operations of both Virginia Power and Dominion Energy (referred to as Dominion Generation);
o regulated electric transmission and distribution services (referred to as Virginia Power - Wires Business); and

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

o oil and gas operations of Dominion Energy (referred to as Dominion Energy - Gas Operations).

In addition to the business segments mentioned above, Dominion Resources also reviews the following as business segments:
o    the financial services of Dominion Capital;
o    Dominion UK which was sold by Dominion Resources on July 27, 1998; and
o    Corporate Operations.

The Corporate Operations category includes:
o    corporate costs of Dominion Resources' holding company,
o    Corby Power (UK)operations,
o    intercompany eliminations,
o    impact of the impairment of regulatory  assets and one-time refund recorded
     as  a  result  of  the   settlement  of  Virginia   Power's  1998  Virginia
     jurisdictional  rate  proceedings  in the  second  quarter  of 1998,  and
o extraordinary item recorded in the first quarter of 1999. See Note C to the Notes to the Consolidated Financial Statements.

For more information on business segments, see Note (M) to the Notes to the Consolidated Financial Statements.


(B)      DOMINION RESOURCES, Inc. and CONSOLIDATED NATURAL GAS COMPANY MERGER

On June 30, 1999, the shareholders of Dominion Resources and Consolidated Natural Gas Company (CNG) approved the pending merger of the companies at each company's Special Meeting of Shareholders.

Also, the Pennsylvania Public Utility Commission and the West Virginia Public Service Commission have approved the merger, subject to certain conditions agreed to by Dominion Resources and CNG. The Virginia State Corporation Commission and the North Carolina Utilities Commission have set dates for consideration of the proposed merger.

Filings are also pending with the Department of Justice, Federal Trade Commission, the Securities and Exchange Commission and the Federal Energy Regulatory Commission and other agencies.

(C)      VIRGINIA JURISDICTIONAL RATES

In 1998, Virginia Power negotiated a settlement with the Virginia State Corporation Commission (Virginia Commission) that resolved then outstanding rate proceedings. As part of the settlement, Virginia Power agreed to a one-time rate refund paid to customers in 1998 and a two-phased rate reduction and base rate freeze through February 2002. For additional information, see Note (R) to the Notes to Consolidated Financial Statements included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

In March 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. Such legislation will deregulate generation by 2002 with the phase-in of retail customer choice beginning at that time. Under this legislation, Virginia Power's base rates will remain generally unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates. The legislation's deregulation of generation required discontinuation of SFAS No.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

71 for Virginia Power's generation operations in the first quarter of 1999. Virginia Power's transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, fuel expense continues to be subject to deferral accounting.

The effect of discontinuing SFAS No. 71 was an after-tax charge to earnings of $254.8 million. The $254.8 million charge included the write-off of generation-related assets that were not expected to be recovered during the transition period. It also included the write-off of approximately $38 million, after-tax, of deferred investment tax credits.

Also, in conjunction with the discontinuance of SFAS No. 71, Virginia Power reviewed its utility plant assets and long-term power purchase contracts for possible impairment. No impairments were recorded based on Virginia Power's analyses which were highly dependent on the underlying assumptions. Significant estimates were required in recording the effect of the deregulation legislation, including the fair value determination for generating facilities and estimated purchases under long-term power purchase contracts.

Virginia  Power  remains  subject to numerous  risks  including,  among  others, exposure to long-term power purchase commitment losses, environmental contingencies, changes in tax laws, decommissioning costs, inflation, increased capital costs, and recovery of certain other items. Management believes the stable rates that are provided until July 2007 by the 1999 legislation present a reasonable opportunity to recover a substantial portion of Virginia Power's potentially stranded costs as more fully described in Dominion Resources' 1998 annual report on Form 10-K in Competition--Exposure to Potentially Stranded Costs, Management's Discussion and Analysis of Financial Condition and Results of Operations. See also Note (B) to the Notes to Consolidated Financial Statements included in Dominion Resources' Form 10-Q for the period ended March 31, 1999 for further discussion of the impact of the discontinuation of SFAS No. 71 and impairment review.

(D)  PROVISION FOR INCOME TAXES

Income before provision for income taxes, classified by source of income, before minority interest was as follows:

                   Three Months Ended                Six Months Ended
                         June 30,                        June 30,
                1999              1998             1999            1998
                ----              ----             ----            ----
                                         (Millions)
U.S.           $168.8           $(129.7)          $371.0           $45.9
Non U.S.          6.2              21.8             14.9            63.7
                  ---              ----             ----            ----

Total          $175.0           $(107.9)          $385.9          $109.6
                =====            ======            =====           =====

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

                                                     Three Months Ended                Six Months Ended
                                                           June 30,                        June 30,
                                                   1999              1998             1999            1998
                                                   ----              ----             ----            ----
                                                                            Percents
U.S. statutory rate                                35.0             (35.0)            35.0            35.0
   Utility plant differences                        0.1              12.4              0.8            16.0
   Amortization of investment tax
    credits                                        (2.0)             (3.9)            (2.0)           (7.7)
   Preferred dividends of Virginia
    Power                                           1.8               2.9              1.6             5.7
   Nonconventional fuel credit                     (5.1)             (5.4)            (4.5)          (10.9)
   Benefits and taxes related to
    foreign operations                             (0.2)             (4.5)            (1.2)          (14.9)
State taxes, net of federal
 benefit                                            1.7               3.7              1.9             5.7
Other, net                                         (0.8)             (0.1)            (0.6)            2.4
                                                   ----              -----            ----             ---

Effective tax rate                                 30.5             (29.9)            31.0            31.3
                                                   ====              ====             ====            ====

The effective income tax rate includes state and foreign income taxes.

(E) COMMON STOCK

At June 30, 1999, there were 300,000,000 shares of Dominion Resources common stock authorized of which 191,979,845 were issued and outstanding. Common shares issued and purchased during the referenced periods were as follows:

                                           Three Months Ended             Six Months Ended
                                                June 30,                       June 30,
                                         1999              1998           1999           1998
                                         ----              ----           ----           ----
   Employee Savings Plans                               198,168                        399,356
   Dominion Direct Investment                           816,411                      1,587,354
   Public Offering                                                                   6,775,000
   Stock Repurchase                  (50,000)                       (2,618,400)
   Other                              25,492              8,414        140,139         (53,015)
                                     -------          ---------     ----------       ---------
   Total Shares                      (24,508)         1,022,993     (2,478,261)      8,708,695
                                     =======          =========     ==========       =========

On July 20, 1998, the Dominion Resources Board of Directors authorized the repurchase of up to $650 million (approximately 8 percent) of Dominion Resources common stock outstanding. Dominion Resources has repurchased $207.5 million to date and continues to monitor market conditions for opportunities to repurchase additional shares.

Also, effective August 1, 1998, shares required by Dominion Direct Investment and the Employee Savings Plans are being acquired on the open market instead of issuing new shares.

(F) PREFERRED STOCK - VIRGINIA POWER

As of June 30, 1999, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are 10,000,000 authorized shares of Virginia Power's preferred stock.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(G)    COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

In December 1997, Dominion Resources established Dominion Resources Capital Trust I (DR Capital Trust). DR Capital Trust sold 250,000 shares of capital securities for $250 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by DR Capital Trust.

Dominion Resources issued $257.7 million of 7.83% Junior Subordinated Debentures (Debentures) in exchange for the $250 million realized from the sale of the capital securities and $7.7 million of common securities of DR Capital Trust. The common securities which are held by Dominion Resources represent the remaining 3% beneficial ownership interest in the assets held by DR Capital Trust. The Debentures constitute 100 percent of DR Capital Trust's assets.

In 1995, Virginia Power established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5,400,000 shares of preferred securities for $135 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by VP Capital Trust.

Virginia Power issued $139.2 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) in exchange for the $135 million realized from the sale of the preferred securities and $4.2 million of common securities of VP Capital Trust. The common securities which are held by Virginia Power represent the remaining 3% beneficial ownership interest in the assets held by VP Capital Trust. The Notes constitute 100% of VP Capital Trust's assets.

(H) RECENTLY ADOPTED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, Dominion Resources must adopt SFAS No. 133 no later than January 1, 2001. SFAS No. 133 requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The  FASB-sponsored   Derivatives   Implementation   Group  that  is  addressing
implementation issues related to SFAS No. 133 has tentatively concluded that certain long-term power purchase contracts may be considered derivatives under SFAS No. 133. Dominion Resources has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing of, or method of, adoption.

(I) CONTINGENCIES

VIRGINIA POWER

Nuclear Insurance

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $9.7 billion for a single nuclear incident. Virginia Power is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

of a nuclear incident. Virginia Power may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including Virginia Power).

For additional information, see Note (T) to the Notes to the Consolidated Financial Statements included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

Environmental Matters

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

Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At June 30, 1999, any pending or possible claims were not recognized as an asset or offset against such obligations of Virginia Power.

In April 1999, Virginia Power was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill, prevention, control and countermeasures plans and facility response requirements at one of its power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, Virginia Power may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to be material to Virginia Power's financial condition or results of operations.

DOMINION RESOURCES AND ITS NONUTILITY SUBSIDIARIES

Dominion Resources

DR Group Holdings Guarantee

On October 30, 1998, DR Group Holdings entered into a revolving credit agreement with Bayerische Landesbank Girozentrale. The total commitment and outstanding balance of the agreement is 33.5 million pounds sterling ($52.9 million at June 30, 1999). Dominion Resources is guarantor to DR Group Holdings for this revolving credit agreement.

Dominion Energy

Subsidiaries of Dominion Energy have general partnership interests in certain of its energy ventures. These subsidiaries may be required to fund future operations of these investments, if operating cash flow is insufficient.

Under an agreement related to the acquisition and financing of the Kincaid Power Station, Dominion Energy's wholly-owned subsidiary, Dominion Energy Construction Company (DECCO), completed certain improvements to the facility. Dominion Energy has provided a guarantee of DECCO's financial obligation under this agreement. Also, Dominion Energy must fund up to approximately $142

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

million, less cash generated, in additional equity that may be required by Kincaid Generation LLC (KGL), the owner of the Kincaid Power Station. Dominion Resources has guaranteed Dominion Energy's obligation to make such equity infusions to KGL.

Dominion Capital

As of June 30, 1999, Dominion Capital had commitments to fund loans of approximately $591.9 million.

For additional information regarding Contingencies, see Note (T) to the Notes to the Consolidated Financial Statements included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

(J) LINES OF CREDIT

Dominion Resources and its subsidiaries have lines of credit, revolving credit agreements and bank commitments that provide for maximum borrowings of $5,156.3 million. At June 30, 1999, $2,153.4 million had been borrowed under such agreements. In addition, these credit agreements supported $383.9 million of Dominion Resources' commercial paper and $538.9 million of non-recourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at June 30, 1999. At June 30, 1999, $363.6 million of Dominion Resources and its subsidiaries commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

(K) LONG-TERM INCENTIVES

1999 Option Awards:

On May 17, 1999 Dominion Resources awarded 6.9 million of nonqualified stock options under its Long Term Incentive Plan to employees and directors of Dominion Resources, Virginia Power and Dominion Energy. Currently, the total number of shares authorized to be issued under the Plan is 11 million. The exercise price for the options is $41.25 which is equal to the market price of Dominion Resources common stock on the date of the grant. These options vest over three years and expire on May 17, 2009.

Accounting Treatment:

In 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 Accounting for Stock Based Compensation. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service (or vesting) period. However, as permitted under SFAS No. 123, the company instead measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under this standard, compensation cost is measured as the difference between the market price of the company's common stock and the exercise price of the option at the grant date. Accordingly, no compensation expense has been recognized for the May 1999 stock option grant.

Had compensation cost associated with the May 1999 stock options been determined under SFAS No. 123 based on the fair market value at the grant

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

date, such cost would have been approximately $1.8 million, net of related income taxes, for the three month and six month periods ended June 30, 1999. In addition, basic earnings per share for the three months ended June 30, 1999, would have decreased by $0.01 due to the issuance of the 6,939,000 stock options on May 17, 1999. Basic earnings per share for the six month period ended June 30, 1999, and fully diluted earnings per share for both the three and six month periods ended June 30, 1999, would not have been affected.

The fair value of those options granted in May 1999 was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used:
o    expected dividend yield of 5.88%,
o    expected volatility of 15.5%,
o    risk-free interest rate of 5.53% and
o expected lives of six years. The fair value of each option at the date of the grant was $4.10.

Previous Option Awards:

For the six-month period ended June 30, 1999, 1,013 shares were issued associated with exercised stock options from previous awards. These previous awards were made under the Dominion Resources' Long-Term Incentive Plan which expired in 1997 and was replaced with the Dominion Resources Incentive Compensation Plan. As of June 30, 1999, options on 1,113 shares were exercisable from previous awards under the Dominion Resources Long-term Incentive Plan.

Other Stock Awards:

In addition, during the first six months of 1999, the Board of Directors of Dominion Resources awarded certain participants in the Dominion Resources, Inc. Incentive Compensation Plan 5,000 shares of common stock at $44.50 per share, 13,916 shares of restricted stock at $44.50 per share and 10,842 shares at $46.75 per share.

(L)  SUBSEQUENT EVENTS

DOMINION ENERGY

On August 1, 1999, Dominion Energy reached an agreement to sell its interests in approximately 1,200 megawatts of gross generation capacity located in Latin America. The interests will be sold to Duke Energy International for $405 million.

The interests being sold are located in Argentina, Belize, Bolivia and Peru and generate electricity from hydroelectric, natural gas and diesel fuel sources.

The transaction is expected to close by year end 1999 following governmental approvals. It is estimated that the transaction will result in a one-time, non-recurring after-tax loss in the range of $10 million to $15 million. This estimate is subject to the closing date of the transaction, which is dependent on the timing of governmental approvals. In addition, the estimate could be affected by the results of operations between August 1, 1999 and the closing date.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Dominion Resources plans to use the proceeds from this sale to fund the repurchase of outstanding common stock pursuant to our current corporate repurchase program or in connection with the merger with CNG.

(M) BUSINESS SEGMENTS

Business segment financial information follows for the three month and six month periods ended June 30, 1999 and 1998.

                       Virginia                                          Dominion
                        Power-                                            Energy-
                         Wires    Dominion     Dominion     Dominion        Gas       Corporate     Consolidated
                       Business    Capital    Generation       UK       Operations   Operations       Total
                       --------    -------    ----------       --       ----------   ----------       -----
(millions,
except total
assets)

Three Months
 Ended June 30,

1999
Revenues               $270.4     $120.8       $853.5                     $64.7         $5.9      $1,315.3
Net Income              $38.6      $22.5        $49.5                      $9.4        $(2.6)       $117.4
Total Assets
     (billions)          $4.6       $3.2         $8.8                      $1.2         $0.2         $18.0

1998

Revenues               $266.4     $124.2       $843.5       $423.8        $41.7      $(114.4)     $1,585.2
Net Income              $30.3      $32.3        $46.1         $9.0         $5.3      $(205.7)       $(82.7)
Total Assets
     at 12/31/98
     (billions)          $4.6       $3.1         $8.8         $0.2         $0.8                      $17.5

Six Months
 Ended June 30,

1999

Revenues                $550.9    $228.4     $1,705.7                    $111.8        $11.5      $2,608.3
Net Income               $79.7     $35.9       $123.8                     $20.5      $(258.8)         $1.1


1998

Revenues               $538.1     $211.0     $1,667.5       $934.8        $76.9       $(69.6)     $3,358.7
Net Income              $62.1      $45.7       $117.9        $30.2        $12.0      $(211.1)        $56.8


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

The business and financial condition of Dominion Resources are influenced by a number of factors including political and economic risks, market demand for energy, inflation, capital market conditions, governmental policies, legislative and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the Environmental Protection Agency, the Department of Energy, the Nuclear Regulatory Commission, the Virginia Commission and the North Carolina Utilities Commission), industry and rate structure and legal and administrative proceedings. Some other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, present or prospective wholesale and retail competition, competition for new energy development opportunities, pricing and transportation of commodities, operation of nuclear power facilities, acquisition and disposition of assets and facilities, effects of the merger with CNG, recovery of the cost of purchased power, nuclear decommissioning costs, the ability of Dominion Resources, its suppliers, and its customers to successfully address Year 2000 readiness issues, exposure to changes in the fair value of commodity contracts, counter-party credit risk and unanticipated changes in operating expenses and capital expenditures. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Dominion Resources. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on Dominion Resources.

Any forward-looking statement speaks only as of the date on which such statement is made, and Dominion Resources undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Business Segments

In preparation for the transition to competition for electric generation in Virginia, beginning May 1, 1999 Dominion Resources began to evaluate the operating results and financial information across Virginia Power's and Dominion Energy's current organizational structure. Although the employees and assets involved remain with their respective companies, Dominion Resources currently evaluates the companies of Dominion Energy and Virginia Power in the following business segments:

o the generation-related operations of both Virginia Power and Dominion Energy (referred to as Dominion Generation);

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

o the regulated electric transmission and distribution services (referred to as Virginia Power - Wires Business); and
o    oil  and  gas  operations  of  Dominion  Energy   (Dominion  Energy  -  Gas
     Operations).

As discussed above and in Note A to the Notes to the Consolidated Financial Statements, because Dominion Resources evaluates separate financial information for its business segments, it is required pursuant to Statement of Financial Standards No. 131 Disclosures About Segments of an Enterprise and Related Information to report on each segment separately. These six business segments are:

o    Dominion Generation,
o    Virginia Power - Wires Business,
o    Dominion Energy - Gas Operations,
o    Dominion Capital (financial services operations),
o    Dominion UK, and
o Corporate Operations (corporate costs of Dominion Resources' holding company, Corby Power (UK) operations, intercompany eliminations, plus the impact of the impairment of regulatory assets and one-time refund recorded as a result of the settlement of Virginia Power's 1998 Virginia jurisdictional rate proceedings in the second quarter of 1998 and the extraordinary item (See Note C) recorded in the first quarter of 1999).

Dominion Resources has structured its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the above mentioned business segments.

Certain activities discussed under Liquidity and Capital Resources are currently evaluated based on existing legal entities rather than the operating segments defined by the new organizational structure.

RESULTS OF OPERATIONS

We have organized our discussion of Results of Operations into the following subsections:
1.       Dominion Resources - Consolidated
2.       Virginia Power - Wires Business
3.       Dominion Generation
4.       Dominion Energy - Gas Operations
5.       Dominion Capital

1.  DOMINION RESOURCES - CONSOLIDATED

Earnings Per Share

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                         June 30,
                                                 1999                 1998            1999        1998
                                                 ----                 ----            ----        ----
   Virginia Power-Wires Business                 $0.20               $0.15           $ 0.41          $ 0.32
   Dominion Generation                            0.26                0.24             0.64            0.60
   Dominion Capital                               0.12                0.17             0.19            0.23
   Dominion Energy-Gas Operations                 0.05                0.03             0.11            0.06
   Dominion UK                                    0.00                0.04             0.00            0.14
   Corporate Operations                          (0.02)              (1.05)           (1.34)          (1.06)
                                                 -----               -----             ----            ----
   Consolidated                                  $0.61              $(0.42)          $ 0.01          $ 0.29
                                                 =====              ======           ======          ======


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

Consolidated earnings increased $1.03 per share for the second quarter of 1999 when compared to the same time period in 1998. The increase was primarily due to the one-time charge associated with Virginia Power's rate settlement in the second quarter of 1998.

Consolidated earnings decreased by $0.28 per share during the first six months of 1999 as compared to the same period in 1998 primarily due to the write-off of generation related assets and liabilities at Virginia Power in the first quarter of 1999. The amount of the write-off was $254.8 million, net of tax, ($1.32 per share) and was recorded on the financial statements as an extraordinary item. This write-off was offset by a one-time charge of $201 million, net of tax ($1.03 per share) associated with the rate settlement in the second quarter of 1998 with the Virginia Commission. See Note (C) to the Notes to Consolidated Financial Statements.

Operating Income

Operating income increased by $228.8 million and $161.4 million during the second quarter and first six months of 1999, respectively, as compared to the same periods in 1998, primarily due to the impairment of regulatory assets and one-time rate refund recorded in the second quarter of 1998 discussed above. The increase was offset by the absence of Dominion UK's East Midlands operations which was sold in the third quarter of 1998.

Interest Charges, Net

Interest charges, net decreased by $57.2 million and $98.9 million during the three month and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998 primarily due to the absence of East Midlands debt because of the sale of East Midlands in the third quarter of 1998.

Extraordinary Item, Net of Income Tax

Extraordinary item, net of income tax consists of a charge to earnings which represents the write-off of assets and liabilities related to Virginia Power's generation activities which will not be recovered through capped rates. For more information on the extraordinary item, see Note (C) to the Notes to the Consolidated Financial Statements.

2.  VIRGINIA POWER - WIRES BUSINESS

The business segment Virginia Power-Wires Business includes customer service, bulk power transmission, distribution and metering services that continue to be subject to cost-based regulation.

Changes in the results of operations for the six-month period ended June 30, 1999, as compared to the same period in 1998, were due to increased revenues for electric transmission services, increased customers and lower expenses which were partially offset by increased storm costs and the rate reductions resulting from the 1998 rate settlement.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

3.  DOMINION GENERATION

The business segment Dominion Generation consists of the combined generation operations of Dominion Energy and Virginia Power.

Operating Revenue and Income

Operating revenues and income increased for the first six months of 1999 when compared to the same period in 1998 primarily due to customer growth and weather as well as power marketing and natural gas revenue which increased due to favorable changes in commodity prices in 1999. These increases were partially offset by the net impact of the 1998 rate settlement as it related to ongoing revenues and depreciation.

Operating Expenses

Operating expenses for the six month period ended June 30, 1999 increased as compared to the comparable period in 1998, primarily due to:
o increased expenses associated with the restructuring of certain power purchase contracts and the discontinuance of deferral accounting for such expenses, plus
o    increased costs for planned outages.

4.  DOMINION ENERGY - GAS OPERATIONS

The business segment Dominion Energy - Gas Operations consists of the gas and oil operations of Dominion Energy.

Increases in the results of operations for the three-month and six-month periods ended June 30, 1999 as compared to the same periods in 1998 resulted primarily from the effects of higher oil and gas production. This incremental production was related to increased reserves obtained through acquisition activities.

5.  DOMINION CAPITAL

The business segment Dominion Capital's net income decreased during the second quarter and first six months of 1999 as compared to the same periods in 1998 primarily due to the timing of net investment gains in 1998 partially offset by a higher earnings contribution from the four financial services units in 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have organized our discussion of Liquidity and Capital Resources into the following subsections:
1.       Dominion Resources - Consolidated
2.       Virginia Power
3.       Dominion Energy
4.       Dominion Capital

The reason that these sections are organized along legal entity lines rather than by business segment is that we continue to analyze these matters internally by legal entity.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                       DOMINION RESOURCES - CONSOLIDATED

Cash Flows From Operating Activities

Cash flows from operating activities for the six months ended June 30, 1999 decreased by $192.7 million as compared to the same period in 1998. The decrease was primarily due to normal operations and an increase in fuel expenses for which recovery was not received in the first six months of 1999.

Cash Flows From Financing Activities

Financing activities provided cash flows of $235.2 million during the first six months of 1999 resulting primarily from the issuance of commercial paper but was offset by the repurchase of common stock and the payment of common stock dividends.

On July 12, 1999, the Board of Directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable September 20, 1999 to holders of record at the close of business August 27, 1999.

On July 20, 1998, the Dominion Resources Board of Directors approved the repurchase of up to $650 million of Dominion Resources common stock. As part of this program, Dominion Resources repurchased 2,618,400 shares of common stock ($109 million) during the first six months of 1999.

On March 31, 1999, Dominion Resources increased its bank lines of credit to $600 million by replacing the April 1, 1998, $200 million short-term credit agreement with a new $300 million 364-day facility. Dominion Resources uses these credit agreements to support its commercial paper borrowings. The proceeds from these borrowings are used to finance Dominion Resources nonutility subsidiaries' working capital for operations.

Cash Flows Used In Investing Activities

Net cash flows used in investing activities during the first six months of 1999 were $850.2 million. The primary reasons for the cash outflows were:

o    utility plant (including nuclear fuel) expenditures at Virginia Power;
o Dominion Energy's acquisition of San Juan Partners, LLC and Remington Energy, Ltd.; and
o funding to expand and upgrade certain independent power plants owned by Dominion Energy.

VIRGINIA POWER

Cash Flows From Operations

Operating activities resulted in $121 million decreased cash flow for the six-month period ended June 30, 1999 as compared to the same period in 1998. This decrease was primarily attributable to an increase in fuel expenses for which recovery was not received in the first six months and to the timing of certain payments related to normal operations. Internal generation of cash exceeded Virginia Power's capital requirements during the first six months of 1999 and 1998.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cash Flows Used in Financing Activities

Cash used in financing activities was as follows:

                                                        Six Months Ended
                                                            June 30,
                                                      1999             1998
                                                      ----             ----
                                                           (Millions)

Issuance (repayment) of short-term debt, net       $  95.7          $ (25.0)
Repayment of long-term debt                         (249.0)          (217.5)
Issuance of long-term debt                           230.0            150.0
Payment of dividends                                (211.6)          (208.9)
Other                                                (10.1)            (7.4)
                                                     -----             ----
Total                                              $(145.0)         $(308.8)
                                                    ======           ======

In April 1999, Virginia Power established a $400 million medium-term note shelf registration (Series G) with the Securities and Exchange Commission. In June 1999, Virginia Power issued $150 million in aggregate principal of unsecured Senior Notes, Series 1999-A, with an annual coupon rate of 6.7%, due June 30, 2009; and $80 million of Medium-Term Notes, Series G, with an annual coupon rate of 6.3%, due June 21, 2001.

During the first two quarters of 1999, Virginia Power retired $249 million in aggregate principal amount of mandatory debt maturities.

As of June 30, 1999, Virginia Power has available for its use to meet capital requirements $915 million of remaining principal amount under its currently effective shelf registrations with the Securities and Exchange Commission.

Virginia Power has a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $317.5 million at June 30, 1999.

Cash Flows Used in Investing Activities

Cash used in investing activities was as follows:

                                                  Six Months Ended
                                                      June 30,
                                                 1999             1998
                                                 ----             ----
                                                     (Millions)

Plant expenditures                            $(296.0)         $(190.4)
Nuclear fuel                                    (20.4)           (25.7)
Nuclear decommissioning contributions           (16.8)           (33.5)
Other                                            (3.2)            (6.9)
                                               ------           ------
Total                                         $(336.4)         $(256.5)
                                               ======           ======

Investing activities for the first six months of 1999 resulted in a net cash outflow of $336.4 million primarily due to $296 million of construction expenditures, $20.4 million of nuclear fuel expenditures and $16.8 million of contributions to nuclear decommissioning trusts. Of the construction

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

expenditures, Virginia Power spent approximately $143.5 million on the projects within the business segment Virginia Power Wires Business projects, $123.6 million on the projects of the business segment Dominion Generation and $22.1 million on general support facilities.

DOMINION ENERGY

Cash Flows From Operating Activities

Cash flows from operations for the six months ended June 30, 1999 decreased by $5 million as compared to the same period in 1998 primarily due to ordinary business operations.

Cash Flows From Financing Activities

Cash from (used in) financing activities was as follows:

                                                        Six Months Ended
                                                            June 30,
                                                   1999                  1998
                                                   ----                  ----
                                                           (Millions)

   Issuance of long-term debt                    $ 10.1                 $339.6
   Investment from parent                         115.0
   Dividend payment                               (28.2)                 (23.7)
   Issuance (repayment) of intercompany debt      159.2                   (5.6)
   Other                                           (7.5)                  17.9
                                                  -----                  -----
   Total                                         $248.6                 $328.2
                                                  =====                  =====

During the first six months of 1999,  cash flows from financing  activities were
$248.6 million primarily due to intercompany borrowings and an equity contribution from Dominion Energy's parent. Proceeds were used primarily to fund the acquisition of Remington Energy, Ltd. and San Juan Partners, LLC by the business segment Dominion Energy-Gas Operations.

Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

                                                      Six Months Ended
                                                           June 30,
                                                 1999                   1998
                                                 ----                   ----
                                                          (Millions)

   Investment in natural gas assets           $(211.7)               $(125.6)
   Investment in power generation assets       (102.6)                (198.0)
   Other                                        (39.5)                 (65.4)
                                                -----                 ------
   Total                                      $(353.8)               $(389.0)
                                               ======                 ======

During the first six months of 1999, cash flows used in investing activities were $353.8 million primarily due to the following:

o the acquisition by the Dominion Energy-Gas Operations business segment of San Juan Partners, L.L.C. and Remington Energy, Ltd. and
o the Dominion Generation business segment's investment in expansion and upgrade activities at certain of its independent power plants.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

DOMINION CAPITAL

Cash Flows Used In Operating Activities

Dominion Capital's cash flows from operations for the six months ended June 30, 1999 increased by $82.8 million as compared to the same period for 1998 primarily due to an increase in cash flows from net mortgage originations and sales.

Cash Flows From Financing Activities

Cash from financing activities was as follows:

                                                       Six Months Ended
                                                           June 30,
                                                  1999                   1998
                                                  ----                   ----
                                                         (Millions)
 Issuance of long-term debt                    $ 1,847.4              $ 1,577.4
 Repayment of long-term debt                    (1,954.5)              (1,347.7)
 Issuance of commercial paper                      243.1                  178.3
 Investment from parent                             50.0                   49.1
 Dividend payment                                  (34.0)                 (24.7)
 Issuance (repayment) of intercompany debt         (76.6)                 (62.4)
 Other                                                                      0.1
                                                --------                -------
   Total                                       $    75.4              $   370.1
                                                ========               ========

During the first six months of 1999, Dominion Capital's cash flows from financing activities were $75.4 million due to funding needs for a net increase in finance receivables (originations less amounts syndicated and repaid).

Cash Flows Used In Investing Activities

Cash used in investing activities was as follows:
                                                      Six Months Ended
                                                         June 30,
                                                1999                   1998
                                                ----                   ----
                                                       (Millions)
   Loan originations                         $(1,052.6)             $(1,110.2)
   Repayments of loan originations             1,023.6                  788.4
   Purchase of securities                        (90.7)                 (27.6)
   Proceeds from sale of securities              100.3                   29.3
   Purchase of other investments                 (51.0)
   Other                                         (50.1)                  14.9
                                                ------               --------
   Total                                       $(120.5)              $ (305.2)
                                               =======                =======

During the first six months of 1999, Dominion Capital's cash flows used in investing activities were $120.5 million primarily due to the funding for commercial lending activities.

Contingencies

For information on contingencies, see Note (I) to the Notes to the Consolidated Financial Statements.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

FUTURE ISSUES

DOMINION RESOURCES - CONSOLIDATED

CNG Merger

On June 30, 1999, shareholders of Dominion Resources and Consolidated Natural Gas Company (CNG) approved the pending merger of the companies at each companies Special Meeting of Shareholders.

Also, the Pennsylvania Public Utility Commission and the West Virginia Public Service Commission have approved the merger, subject to certain conditions agreed to by Dominion Resources and CNG. The Virginia State Corporation Commission (Virginia Commission) and the North Carolina Utilities Commission have set dates for consideration of the proposed merger.

Filings are also pending with the Department of Justice, Federal Trade Commission, the Securities and Exchange Commission and the Federal Energy Regulatory Commission and other agencies.

On August 9, 1999, Dominion Resources and CNG announced that they have agreed to sell CNG's Virginia Natural Gas, Inc. (VNG) its local gas distribution subsidiary under an agreement with the Staff of the Virginia Commission
(Virginia Commission Staff). In exchange, the Virginia Commission Staff will support the proposed merger of Dominion Resources and CNG. The agreement states that Dominion Resources has one year after the merger is completed to sell VNG to a third party. If the sale of VNG is not completed within the timeframe of one year, VNG will be spun off as an independent company with the common stock distributed to Dominion Resources shareholders. Both deadlines are subject to reasonable extensions, which may be granted by the Virginia Commission.

The Virginia Commission is not bound by the agreement but will consider it during its deliberations about the merger as well as any comments or testimonies by other parties to the proceeding.

Power Generation Development

On April 14, 1999, Dominion Resources and a subsidiary of CNG signed an agreement to develop natural gas-fired power generation facilities along CNG's natural gas pipeline system. This agreement is not conditional upon the proposed merger between Dominion Resources and CNG. For additional information on the proposed merger, see Note X in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

Under  terms  of the  agreement  the  companies  have  identified  45  potential development sites along CNG's natural gas pipeline network in Ohio, Pennsylvania, New York, West Virginia and Virginia. Dominion Resources and CNG affiliates will develop, own, operate and maintain the facilities on a 50-50 ownership basis.

On May 25, 1999, Dominion Resources and CNG announced that subsidiaries of the two companies expect to jointly construct and operate natural gas-fired electric generating facilities in Wood County in Ohio and Armstrong County in Pennsylvania. They also announced that they are evaluating several sites in Muskingum County in Ohio and Pleasants County in West Virginia. Final site selection for each county is expected in the near future.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

VIRGINIA POWER

Competition

On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. Under this legislation, Virginia Power's base rates will remain unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates and the wires charge assessed to those customers opting for alternate suppliers. In the absence of the capped rates, Virginia Power would be exposed, on a pre-tax basis, to approximately $3.2 billion of potential losses related to long-term power purchase commitments.

The legislation's deregulation of generation is an event that required discontinuation of SFAS No. 71 for Virginia Power's generation operations. Virginia Power's transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, cost-based recovery of fuel expenses continues until July 2007.

Virginia Power is subject to a base rate freeze at reduced revenue levels until July 2007. In addition, Virginia Power remains subject to numerous risks including, among others, exposure to long-term power purchase commitment losses, environmental contingencies, changes in tax laws, decommissioning costs, inflation, increased capital costs, and recovery of certain other items. Virginia Power believes the stable rates that are provided until July 2007 by the legislation present a reasonable opportunity to recover a substantial portion of Virginia Power's potentially stranded costs as more fully described in Virginia Power's 1998 Form 10-K. See Competition--Exposure to Potentially Stranded Costs, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

For additional information, see Note (C) to the Notes to the Consolidated Financial Statements.

DOMINION ENERGY

Sale of Power

In April 1999, Elwood Energy LLC, (Elwood Energy) a joint venture between subsidiaries of Dominion Energy and Peoples Energy Corporation signed agreements with Commonwealth Edison Company (ComEd) and Engage Energy US, L.P. (Engage) to sell all generating capacity from its natural gas-fired facility. Under the agreements, ComEd and Engage have each contracted for one-half of the generating capacity of Elwood Energy.

In July 1999, Elwood Energy began commercial operations.

Sale of Latin American Interests

For information on Dominion Energy's sale of its interests in Latin American generating capacity to Duke Energy International, see Note (L) to the Notes to the Consolidated Financial Statements.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

DOMINION CAPITAL

As reported in the merger proxy sent to shareholders of both companies, Dominion Resources expects to divest its financial services subsidiary, Dominion Capital. However, no formal plan of disposal has been adopted.

YEAR 2000 COMPLIANCE

DOMINION RESOURCES CONSOLIDATED

Dominion Resources remains on schedule to complete all necessary work to prepare the company for the year 2000. The following table summarizes our status and projected timetable:

                   Percent of Critical Systems Year 2000 Ready

                                         Actual                  Planned
                                         ------                  -------
                               6/30/99           7/31/99         10/31/99

Virginia Power                   99%               99%             99%*
Dominion Resources               75%              100%             100%
Dominion Energy                  78%               84%             100%
Dominion Capital                100%              100%             100%

* 100% planned to be ready by 12/31/99

We expect year 2000 costs to be within the range of $30 million to $40 million dollars of which $28 million to $33 million relates to Virginia Power.

The estimate of $30 million to $40 million is a change from our previous range of $35 million to $45 million. This downward revision is largely due to the current status of the following:
o    remediation and testing of critical and non-critical components,
o    assessment of critical suppliers,
o    contingency planning, and
o    scope of rollover activities.

Actual year 2000 costs of $25.1 million have been expended as of June 30, 1999. Expenses not yet incurred relate to contingency planning, communications activities, remediation of non-critical systems and continued remediation validation.

In addition to our remediation programs directed at our critical information systems, embedded systems and external relationships, our year 2000 readiness efforts include evaluation of reasonably likely worst case scenarios and the development of contingency plans to address how we would respond to problems, should they occur. Our contingency planning efforts to support continuity of operations into and beyond the year 2000 are essentially complete. These plans will continue to be refined and validated throughout the remainder of 1999.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

As part of our contingency planning process, we have considered and evaluated, and continue to evaluate, reasonably likely worst case scenarios and their impact on critical business processes. Based on our evaluations, such potential scenarios could include the following:
o minor variations in voltage or frequency with no significant effect on electric service;
o temporary loss of a portion of generation capacity, including possibly non-utility generators; however, such loss is not expected to be sufficient to adversely affect electric service;
o temporary loss of some telecommunications functionality and other services with no impact expected on electric service; and
o temporary loss of a small portion of commercial and industrial customer loads due to customer year 2000 issues with no expected adverse impact on stability of electric service.

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

Our contingency planning efforts also include developing precautionary measures. Precautionary measures are intended to place us in a position to mitigate the impact of year 2000 related problems, in the unlikely event problems occur. Examples of precautionary measures include planned additional staffing in key operational positions to facilitate quick responses to unusual situations, and having extra supplies on hand to minimize the impact if we experience interrupted access to key supplies.

In addition, Virginia Power is actively participating in industry contingency planning efforts at the regional and national level. Virginia Power submitted its finalized contingency plans to the North American Electric Reliability Council in June 1999. Virginia Power successfully participated in the first nationwide drill by electric utilities on April 9, 1999, coordinated by the North American Electric Reliability Council. The exercise simulated the partial failure of some primary voice and data communications to demonstrate the ability of electric utilities to communicate operating information using backup systems. No actual communications systems or generating units were shut down during the exercise. Service to Virginia Power's customers was not affected. Virginia Power will participate in the second nationwide drill on September 8-9, 1999.

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

RECENTLY ISSUED ACCOUNTING STANDARD

For information on recently issued accounting standards, see Note (H) to the Notes to Consolidated Financial Statements.

                            DOMINION RESOURCES, INC.
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Dominion Resources is exposed to market risk because it utilizes financial instruments, derivative financial instruments and derivative commodity instruments. The market risks inherent in these instruments are represented by the potential loss due to adverse changes in commodity prices, equity security prices, interest rates and foreign currency exchange rates as described below. Interest rate risk generally is related to Dominion Resources' and its subsidiaries' outstanding debt as well as their commercial, consumer, and mortgage lending activities. Currency risk exists principally through Dominion Energy's investments in Canada and some debt denominated in European currencies associated with Dominion Energy's investments in South America. Dominion Resources is exposed to equity price risk through various portfolios of equity securities. Commodity price risk is experienced in Dominion Resources' subsidiaries Dominion Energy and Virginia Power. They are exposed to effects of market shifts in the prices they receive and pay for natural gas and electricity.

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

Interest Rate Risk - Non-Trading Activities

Dominion Resources manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Dominion Resources enters into interest rate sensitive derivatives. Examples of these derivatives are swaps, forwards and futures contracts.

Dominion Resources, as part of its routine risk management policy, reviews its exposure to market risk.

Gas Commodity Price Risk - Non-Trading Activities

Dominion Energy is exposed to the impact of market fluctuations in the sales price Dominion Energy receives for its produced natural gas and oil. To reduce price risk caused by market fluctuations, Dominion Energy generally follows a policy of hedging a portion of its natural gas and oil sales commitments by selecting derivative commodity instruments whose historical price fluctuations correlate strongly with those of the production being hedged. Dominion Energy enters into options, swaps, and collars to mitigate a loss in revenues, should natural gas or oil prices decline in future production periods. Dominion Energy also mitigates price risk by entering

                            DOMINION RESOURCES, INC.
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                                   (CONTINUED)

into fixed price sale agreements with physical purchasers of natural gas. The impact of a change in oil and natural gas commodity prices on Dominion Energy's financial condition at a point in time is not necessarily representative of the effect of price movements during the year.

When conducting sensitivity analysis of the change in the fair value of Dominion Energy's oil and natural gas contracts which would result from a hypothetical change in the future market price of oil and natural gas, the fair value of the contracts are determined from option pricing models which take into account the market prices of oil and natural gas in future periods, the volatility of the market prices in each period, as well as the time value factors of the underlying commitments. In most instances, market prices and volatility are determined from quoted prices on the futures exchange.

Dominion Resources has determined a hypothetical decrease in fair value for the oil and natural gas contracts assuming a 10% unfavorable change in market prices and comparing it to the fair value of the contracts based on market prices at June 30, 1999 and December 31, 1998. This hypothetical 10% change in market prices would have resulted in a decrease in fair value of approximately $19.3 million and $8 million as of June 30, 1999 and December 31, 1998, respectively.

Electric and Gas Commodity Price Risk - Trading Activities

As part of its strategy to market energy from its generation capacity and to manage related risks, Virginia Power manages a portfolio of derivative commodity contracts held for trading purposes. These contracts are sensitive to changes in the prices of natural gas and electricity. Virginia Power employs established policies and procedures to manage the risks associated with these price fluctuations and uses various commodity instruments, such as futures, swaps and options, to reduce risk by creating offsetting market positions. In addition, Virginia Power seeks to use its generation capacity, when not needed to serve customers in its service territory, to satisfy commitments to sell energy.

Based on the sensitivity analysis methodology discussed previously in this section, Virginia Power has determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at June 30, 1999 and December 31, 1998. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $8.6 million and $13.5 million in the fair value of our commodity contracts as of June 30, 1999 and December 31, 1998, respectively.

The sensitivity analysis does not include the price risks associated with utility fuel requirements, since these costs are generally provided for through our rates established by the regulatory commissions having jurisdiction over fuel cost recovery, nor does it include risks that are either nonfinancial or nonquantifiable. In addition, provisions are made in the financial statements to address credit risk.

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

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

VIRGINIA POWER

In April 1999, Virginia Power was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill, prevention, control and countermeasures plans and facility response requirements at one of its power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, Virginia Power may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to be material to Virginia Power's financial condition or results of operations

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion Resources Annual Meeting of Shareholders was held on April 16, 1999 and the results were reported in Dominion Resources first quarter March 31, 1999 Form 10-Q, dated May 14, 1999.

Dominion Resources Special Meeting of Shareholders relating to the merger with Consolidated Natural Gas Company (CNG) was held on June 30, 1999 and the following items were voted on:

Item 1. The First Merger - The adoption and approval of the merger agreement with respect to the First Merger in which a subsidiary of Dominion Resources will be merged into Dominion Resources and Dominion will survive.

                                 Votes                                  Broker
                 For            Against          Abstained             Non-Votes
                 ---            -------          ---------             ---------

             149,146,583       1,796,543         1,274,248            20,978,781

Item 2. The Second Merger - The adoption and approval of the merger agreement with respect to the Second Merger in which CNG will either (i) be merged into another subsidiary of Dominion Resources and the Dominion Resources subsidiary will survive, or (ii) be merged directly into Dominion Resources, with Dominion Resources as the surviving entity. The Second Merger includes the issuance of Dominion Resources common stock for the merger.

                                 Votes                                  Broker
                 For            Against          Abstained             Non-Votes
                 ---            -------          ---------             ---------

             148,665,084       2,140,072         1,412,218            20,978,781

Item 3. Amendments to Dominion Resources Articles of Incorporation - Shareholders approved the amendment to Dominion Resources Articles of Incorporation to increase the number of authorized common stock, without par value, to 500,000,000 shares.

                                         Votes
                         For            Against          Abstained
                         ---            -------          ---------

                     166,289,111       4,929,558         1,978,482

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)

ITEM 5.  OTHER INFORMATION

THE COMPANY

The Merger

Shareholders of Dominion Resources and CNG have approved the pending merger between the companies (See Item 4. above).

With respect to state regulatory approvals regarding the merger, the Pennsylvania Public Utility Commission and the West Virginia Public Service Commission have approved the merger, subject to certain conditions agreed to by Dominion Resources and CNG. Applications are still pending before the Virginia Commission and the North Carolina Utilities Commission, which have set dates for consideration of the proposed merger. Filings are also pending with the Department of Justice, the Federal Trade Commission, the Securities and Exchange Commission, The Federal Energy Regulatory Commission (FERC) and other agencies.

As reported in the merger proxy sent to shareholders of both companies, Dominion Resources expects to divest its financial services subsidiary, Dominion Capital, and certain other non-core assets to help finance the merger. No formal plan of disposal has been adopted for Dominion Capital.

On August 1, 1999, Dominion Energy reached an agreement to sell its interests in approximately 1,200 megawatts of gross generation capacity located in Latin America. The interests will be sold to Duke Energy International for $405 million. Dominion Resources plans to use the proceeds from the sale of its Latin American interests to fund the repurchase of its common stock outstanding, either pursuant to our current corporate repurchase program or in connection with the merger with CNG.

For additional information, see Notes (E) and (L) to the Notes to the Consolidated Financial Statements.

On August 9, 1999, Dominion Resources and CNG announced that they have agreed to sell CNG's Virginia Natural Gas, Inc. (VNG), its local gas distribution subsidiary under an agreement with the Staff of the Virginia Commission. In exchange, the Virginia Commission staff will support the proposed merger of Dominion Resources and CNG. The agreement states that Dominion Resources has one year after the merger is completed to sell VNG to a third party. If the sale of VNG is not completed within the timeframe of one year, VNG will be spun off as an independent company with the common stock distributed to Dominion Resources shareholders. Both deadlines are subject to reasonable extensions, which may be granted by the Virginia Commission. The Virginia Commission is not bound by the agreement but will consider it during its deliberations about the merger as well as any comments or testimonies by other parties to the proceeding.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)

VIRGINIA POWER

Regulation

Virginia

As previously reported, on March 20, 1998, the Virginia Commission issued an Order instructing Virginia Power and AEP-Virginia, as the Commonwealth's two largest investor-owned utilities, each to design and file a retail access pilot program. Virginia Power filed a report on November 2, 1998, describing the details, objectives and characteristics of the proposed retail access pilot program. On December 3, 1998, the Virginia Commission issued an Order setting its retail access pilot program proposal for hearing on June 29, 1999, to consider the remaining issues and details. On May 6, 1999, the Hearing Examiner issued a ruling changing the hearing date to September 8, 1999. On August 6, 1999, the Hearing Examiner issued a report on interim rules for the introduction of electric and natural gas retail competition in Virginia. There is a 21-day comment period on the recommendations that will require final approval by the Virginia Commission.

FERC

On June 3, 1999, Virginia Power, together with American Electric Power Services Corporation, Consumers Energy Company, The Detroit Edison Company, and First Energy Corporation, on behalf of themselves and their public utility operating company subsidiaries filed with FERC applications under Sections 205 and 203 of the Federal Power Act for approval of the proposed Alliance Regional Transmission Organization (Alliance RTO).

The application seeks approval to create the Alliance RTO. If accepted, the Alliance RTO would operate the transmission systems of the companies, ensure transmission reliability and provide non-discriminatory access to the transmission grid. The applications include a proposed Alliance RTO open access transmission tariff that would cover service into, from and through the Alliance RTO.

Rates

North Carolina

As previously reported, on November 6, 1998, Virginia Power filed for approval of a new Schedule 19 which governs purchases from cogenerators and small power producers. On July 16, 1999, the North Carolina Commission issued an order directing Virginia Power to file, on or before July 26, 1999, a long-term standard contract terms and conditions for five, ten and fifteen year periods for qualifying hydro-electric facilities and small power producers. Virginia Power filed for a 30-day extension to provide the required information which was granted by the North Carolina Commission.

Sources of Power

Virginia Power established a new one-hour integrated service area summer peak demand of 16,216 Mw on July 6, 1999. Also on July 6, 1999, Virginia Power established a new system energy output record for a 24-hour period of 326,188 Mwh.

Future Sources of Power

As previously reported, Virginia Power requested approval from the Virginia

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)

Commission to construct four gas-fired turbine generators in Virginia. On May 14, 1999, the Virginia Commission approved the construction of the four gas-fired turbine generators in Virginia. A Petition to Appeal the approval was filed by an opposing party July 13, 1999, in the Virginia Supreme Court. The same party has appealed the air permit issued to Virginia Power by the Department of Environmental Quality. Virginia Power will participate in both of the appeals in support of upholding the applicable order and permit. Construction of the units has begun with commercial operation expected by mid 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

              3 (i)  -     Articles of Incorporation as in effect August 9, 1999
                           (filed herewith).

              3 (ii) -     Bylaws as in effect July 12, 1999 (filed herewith).

             10(i)* - Form of Employment Continuity Agreement for certain officers of Dominion Resources (filed herewith).

             10(ii)* -     First  Amendment,  dated July 12, 1999 to the Form of
                           Employment Agreement (Exhibit 10(xxx), Form 10-K for the fiscal year ended December 31, 1997, File No.
                           1-8489,  incorporated by reference)  between Dominion
                           Resources and David L. Heavenridge (filed herewith).

             10(iii)*-     Form  of  Amendment  to  Employment   Agreements  for
                           certain  officers  of  Dominion  Resources  including
                           Thos.  E.  Capps,  Thomas N.  Chewning  and Thomas F.
                           Farrell, II (filed herewith).

             11- Statement re: computation of per share earnings (included in this Form 10-Q on page 3)

             27-           Financial Data Schedule (filed herewith).

* - Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

                           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DOMINION RESOURCES, INC.
                                        Registrant




                               BY    JAMES L. TRUEHEART
                                     ------------------
                                     James L. Trueheart
                                     Senior Vice President and Controller
                                     (Principal Accounting Officer)

     August 12, 1999