Form 10-Q
period 1999-09-30
DOMINION RESOURCES INC /VA/
filed 1999-11-12
CIK 715957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 1999

or

/ / Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to ______

Commission file number 1-8489

DOMINION RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Virginia

(State of incorporation)

120 Tredegar Street

Richmond, Virginia 23219

(Address of principal executive offices) (Zip Code)

54-1229715

(I.R.S. Employer Identification No.)

Registrant's telephone number (804) 819-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____

At October 31, 1999, the latest practicable date for determination, 190,807,645 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Nine Months Ended September 30, 1999 and 1998	3
	Consolidated Balance Sheets - September 30, 1999 and December 31, 1998	4-5
	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998	6
	Consolidated Statements of Changes in Other Comprehensive Income - Three and Nine Months Ended September 30, 1999 and 1998	7
	Notes to Consolidated Financial Statements	8-17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-31
	PART II. Other Information
Item 1	Legal Proceedings	32
Item 5.	Other Information	32-33
Item 6.	Exhibits and Reports on Form 8-K	34

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(Millions, except per share amounts)
Operating revenues and income:
Virginia Power	$1,439.9	$1,347.6	$3,615.0	$3,304.4
East Midlands				1,009.5
Nonutility	222.6	196.7	655.8	589.1
	1,662.5	1,544.3	4,270.8	4,903.0
Operating expenses:
Fuel, net	320.8	285.0	787.5	758.4
Purchased power capacity, net	195.9	216.8	604.3	601.0
Impairment of regulatory assets				158.6
Supply and distribution-East Midlands				654.9
Other operation and maintenance	377.4	339.4	1,003.2	1,040.0
Depreciation, depletion and amortization	190.0	176.4	544.2	564.2
Other	91.9	91.1	236.0	242.6

	1,176.0	1,108.7	3,175.2	4,019.7

Operating income	486.5	435.6	1,095.6	883.3

Other income:
Gain on sale of East Midlands		332.3		332.3
Other	20.4	40.5	69.1	73.5
	20.4	372.8	69.1	405.8

Fixed charges:
Interest charges, net	132.6	127.9	371.5	465.7
Preferred dividends and distributions of subsidiary trusts	16.9	15.0	49.9	48.3

	149.5	142.9	421.4	514.0

Income before income taxes, minority interests, and extraordinary item	357.4	665.5	743.3	775.1

Provision for income taxes	121.0	234.9	240.7	269.2

Minority interests	4.3	6.0	14.6	24.5
Income before extraordinary item	232.1	424.6	488.0	481.4
Extraordinary item, net of tax	______	______	254.8	______
Net income	$ 232.1	$ 424.6	$ 233.2	$ 481.4

Average shares of common stock - basic and diluted	191.4	196.1	192.3	194.8
Basic and diluted earnings per share:
Income before extraordinary item	$ 1.21	$ 2.17	$ 2.53	$ 2.47
Extraordinary Item	______	______	1.32	______
Net income	$ 1.21	$ 2.17	$ 1.21	$ 2.47
Dividends paid per common share	$ 0.645	$ 0.645	$ 1.935	$ 1.935

_________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(UNAUDITED)
	September 30,	December 31,
1999		1998*
	(Millions)
Current assets:
Cash and cash equivalents	$ 357.0	$ 425.6
Customer accounts receivable, net	824.2	777.8
Other accounts receivable	271.1	256.5
Materials and supplies:
Plant and general	146.5	142.0
Fossil fuel	103.8	95.0
Mortgage loans in warehouse	312.5	140.3
Commodity contract assets	352.2	179.8
Other	262.1	268.3
	2,629.4	2,285.3
Investments:
Investments in affiliates	424.4	382.1
Available-for-sale securities	482.6	500.0
Nuclear decommissioning trust funds	780.1	705.1
Loans receivable, net	1,998.5	1,686.5
Investments in real estate	90.0	93.9
Other	378.0	263.0
	4,153.6	3,630.6

Property, plant and equipment:
Property, plant and equipment	18,998.6	18,106.0
Less accumulated depreciation, depletion and amortization	7,988.6	7,469.4

	11,010.0	10,636.6
Deferred charges and other assets:
Regulatory assets	223.7	620.0
Goodwill	149.6	150.0
Other	248.5	194.5
	621.8	964.5

Total assets	$18,414.8	$17,517.0

__________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1998 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

(UNAUDITED)

	September 30, 1999	December 31, 1998*
	(Millions)
Current liabilities:
Securities due within one year	$ 639.3	$ 442.9
Short-term debt	909.9	300.8
Accounts payable, trade	814.8	698.5
Accrued interest	112.2	109.1
Accrued payroll	76.4	79.0
Accrued taxes	232.4	175.3
Commodity contract liabilities	328.3	265.8
Other	232.7	266.8
	3,346.0	2,338.2
Long-term debt:
Virginia Power	3,486.7	3,464.7
Nonrecourse - nonutility	3,015.2	2,727.9
Dominion UK	55.2	55.6
Other	300.0	3.1
	6,857.1	6,251.3
Deferred credits and other liabilities:
Deferred income taxes	1,633.9	1,792.5
Investment tax credits	150.8	221.4
Other	230.9	212.8
	2,015.6	2,226.7
Total liabilities	12,218.7	10,816.2
Minority interest	296.9	310.9
Commitments and contingencies (Note I)
Company obligated mandatory redeemable preferred securities **	385.0	385.0
Virginia Power preferred stock:
Subject to mandatory redemption		180.0
Not subject to mandatory redemption	509.0	509.0
Common shareholders' equity:
Common stock - no par	3,778.7	3,933.4
Retained earnings	1,245.2	1,386.4
Accumulated other comprehensive income	(34.9)	(20.1)
Other	16.2	16.2
5,005.2		5,315.9
Total liabilities & shareholders' equity	$18,414.8	$17,517.0

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1998 has been derived from the audited Consolidated Financial Statements at that date.

**As described in Note (G) to Notes To Consolidated Financial Statements, the 7.83% and 8.05% Junior Subordinated Notes totaling $257.7 and $139.2 million principal amounts constitute 100% of the Trusts' assets.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	1999	1998
	(Millions)
Cash flows from (used in) operating activities:
Net income	$ 233.2	$ 481.4
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	604.2	626.2
Gain on sale of East Midlands		(332.3)
Extraordinary item, net of income taxes	254.8
Impairment of regulatory assets		158.6
Changes in assets and liabilities:
Accounts receivable	(77.0)	(23.0)
Accounts payable, trade	72.4	156.9
Purchase and originations of mortgage loans	(1,777.5)	(1,586.3)
Proceeds from sales and principal collections of mortgage loans	1,605.3	1,297.4
Commodity contract assets and liabilities	(103.9)	52.7
Accrued interest and taxes	37.0	141.6
Other	(13.3)	(144.9)
Net cash flows from operating activities	835.2	828.3
Cash flows from (used in) financing activities:
Issuance of common stock		354.3
Repurchase of common stock	(159.2)	(56.2)
Issuance of long-term debt	4,243.2	3,220.7
Issuance of short-term debt	407.8	61.3
Repayment of long-term debt	(3,617.7)	(3,101.8)
Repayment of short-term debt		(148.7)
Common dividend payments	(371.6)	(378.2)
Other	(37.8)	(32.4)
Net cash flows from (used in) financing activities	464.7	(81.0)
Cash flows from (used in) investing activities:
Utility capital expenditures	(492.2)	(462.8)
Non-utility capital expenditures	(71.0)	(75.1)
Acquisition of natural gas and independent power properties	(131.5)	(68.1)
Proceeds from sale of East Midlands		1,409.4
Loan originations	(1,818.9)	(1,958.2)
Repayment of loan originations	1,526.3	1,386.0
Acquisition of businesses	(166.6)	(339.0)
Purchase of securities	(102.1)	(45.6)
Investments in affiliates	(42.8)	(19.0)
Other investments	(73.7)	15.3
Proceeds from sale of securities	121.7	64.0
Other	(117.7)	(10.8)
Net cash flows used in investing activities	(1,368.5)	(103.9)
Increase (decrease) in cash and cash equivalents	(68.6)	643.4
Cash and cash equivalents at beginning of period	425.6	321.7
Cash and cash equivalents at end of period	$ 357.0	$ 965.1

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN OTHER COMPREHENSIVE INCOME

(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
	(Millions)
Other Comprehensive Income:
Unrealized gains (losses) on investment securities:
Pre-tax	$ (12.2)	$ (2.6)	$ (4.9)	$ 2.0
Tax	3.6	0.9	(0.4)	(0.7)
Net of tax	(8.6)	(1.7)	(5.3)	1.3
Foreign currency translation adjustments	(7.5)	(11.9)	(9.5)	(6.1)
Increase in other comprehensive income	(16.1)	(13.6)	(14.8)	(4.8)
Accumulated other comprehensive income at beginning of period	(18.8)	5.5	(20.1)	(3.3)
Accumulated other comprehensive income at end of period	$(34.9)	$ (8.1)	$(34.9)	$(8.1)

______________________

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

Dominion Resources' subsidiary Dominion Energy is engaged in independent power production and the acquisition and sale of natural gas and oil reserves. Some of the independent power and natural gas and oil businesses are located in foreign countries. In Latin America, Dominion Energy is engaged in power generation. However, see Note (L) for information about the sale of such interests. In Canada, Dominion Energy is engaged in natural gas exploration, production and storage. Including the Latin American power generation interests being sold, Dominion Energy's net investment in foreign operations is approximately $416.2 million at September 30, 1999.

Dominion Capital is Dominion Resources' financial services subsidiary. Dominion Capital's primary business is financial services which includes commercial lending, merchant banking and residential mortgage lending.

Dominion Resources' United Kingdom subsidiary, Dominion U.K. Holding, Inc., owns an 80% interest in Corby Power Station, a 350 megawatt natural gas fired power station located in Northamptonshire, about 90 miles north of London.

Dominion Resources translates foreign currency financial statements by adjusting balance sheet accounts using the exchange rate at the balance sheet date and income statement accounts using the average exchange rate for the reporting period.

GENERAL

In the opinion of Dominion Resources' management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998.

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

Dominion Resources uses the equity method when accounting for its 80% investment in Corby Power Ltd. (Corby) as the company believes that Corby's governing agreements give substantive participating rights to the minority shareholder. Corby owns and operates a 350-megawatt gas-fired power station in England. Corby had total revenues of $34.8 million and total expenses of $27.5 million for the third quarter ending September 30, 1999. Also, Corby had total revenues of $98.4 million and total expenses of $87.6 million for the nine-month period ending September 30, 1999. Interest and taxes were included in total expenses for each period.

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

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes and other factors.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Under Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), Dominion Resources computation of diluted earnings per share is the same as basic earnings per share. For more information, see Note (K) to Consolidated Financial Statements.

As discussed in the Dominion Resources' Form 8-K, filed March 29, 1999, Virginia Power discontinued the application of Statement of Financial Accounting Standards No. 71 (SFAS No. 71), Accounting for the Effects of Certain Types of Regulation, to its generation operations. The effect thereof was an after-tax charge of $254.8 million. See Note (C) below.

Segment Reporting

Under SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, Dominion Resources has defined segments based on product, geographic location and regulatory environment.

In preparation for the transition to competition for electric generation in Virginia, beginning May 1, 1999 Dominion Resources began to evaluate the operating results and financial information across Virginia Power's and Dominion Energy's current organizational structure. Although the employees and assets involved remain with their respective companies, Dominion Resources currently evaluates the operations of Dominion Energy and Virginia Power in the following business segments:

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

In addition to the business segments mentioned above, Dominion Resources also reviews the following as business segments:

  the financial services of Dominion Capital;
  Dominion UK which was sold by Dominion Resources on July 27, 1998; and
  Corporate Operations.

The Corporate Operations category includes:

  corporate costs of Dominion Resources' holding company,
  Corby Power (UK) operations,
  intercompany eliminations,
  impact of the impairment of regulatory assets and one-time refund recorded as a result of the settlement of Virginia Power's 1998 Virginia jurisdictional rate proceedings in the second quarter of 1998, and extraordinary item recorded in the first quarter of 1999. See Note (C) to the Notes to the Consolidated Financial Statements.

For more information on business segments, see Note (M) to the Notes to the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

  DOMINION RESOURCES, INC. and CONSOLIDATED NATURAL GAS COMPANY MERGER

  In May 1999, Dominion Resources filed an application with the Securities and Exchange Commission (SEC) to obtain approval of its merger with Consolidated Natural Gas Company (CNG). CNG is a registered holding company subject to the provisions of the Public Utility Holding Company Act of 1935 (1935 Act). As a result of the merger, Dominion Resources will become a registered public utility holding company under the provisions of the 1935 Act. The 1935 Act imposes a number of restrictions on the operations of registered holding company systems. One such restriction is it limits the ability of registered holding companies to engage in activities unrelated to their utility operations. Consequently, as part of its application with the SEC, Dominion Resources has specified its intentions to divest itself of Dominion Capital, Inc. its financial services subsidiary. Although a formal plan for divestiture has not been adopted, the SEC typically allows two to three years for this to be accomplished.

  On June 30, 1999, the shareholders of Dominion Resources and CNG approved the merger agreement between the companies at each company's Special Meeting of Shareholders. Also, the companies have sought necessary state and federal regulatory approvals.

  Dominion Resources and CNG announced on August 9, 1999, that they have agreed to divest Virginia Natural Gas, Inc. (VNG), CNG's local gas distribution subsidiary, under an agreement with the Staff of the Virginia Commission. The companies have also greed with the Federal Trade Commission (FTC) to divest VNG. Dominion Resources has one year after the merger is completed to sell VNG to a third party. If the sale of VNG is not completed within the timeframe of one year, VNG will be spun off as an independent company with the common stock distributed to Dominion Resources shareholders. Both deadlines are subject to reasonable extensions, which may be granted by the regulatory authorities.

  As of November 12, 1999, all state regulatory commissions and the FTC have approved the merger, subject to certain conditions agreed to by Dominion Resources and CNG. In addition, FERC has voted to conditionally approve the merger. The companies intend to file a response accepting the conditions. The companies' request for approval of the transaction is still pending with the Securities and Exchange Commission.

  VIRGINIA JURISDICTIONAL RATES

As discussed below, Virginia Power prospectively changed certain of its accounting policies and estimates, pursuant to the discontinuance of SFAS No. 71, to conform such policies and estimates to those used by non-regulated entitles. The overall impact of these changes was not material to Virginia Power's results of operations and financial condition.

Virginia Power no longer includes an allowance for funds used during construction (AFC) in the cost of property, plant, and equipment constructed for its generation operations. Rather, such costs include, where applicable, interest costs capitalized in accordance with SFAs No. 34, Capitalization of Interest Cost. Virginia Power continues to include AFC, rather than capitalized interest, in the cost of property, plant, and equipment used in its transmission and distribution operations, where permitted by regulating authorities.

Virginia Power no longer provides for the cost of removal in its provision for depreciation of generation related property, as formerly required by regulators. Such costs are expensed as incurred. Also, Virginia Power no longer records retirements of generation related property by charging accumulated depreciation. Rather, Virginia Power records gains and losses upon retirement of such property based upon the difference between proceeds received, if any, and the property's undepreciated basis at the retirement date. In addition, Virginia Power reevaluated the economic useful life estimates of its generation related property in light of the scheduled deregulation of the generation business in Virginia.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

In 1998, Virginia Power negotiated a settlement with the Virginia State Corporation Commission (Virginia Commission) that resolved then outstanding rate proceedings. As part of the settlement, Virginia Power agreed to a one-time rate refund paid to customers in 1998 and a two-phased rate reduction and base rate freeze through February 2002. For additional information, see Note R to Consolidated Financial Statements included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

In March 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. Such legislation will deregulate generation by 2002 with the phase-in of retail customer choice beginning at that time. Under this legislation, Virginia Power's base rates will remain generally unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates. The legislation's deregulation of generation required discontinuation of Statement of Financial Accounting Standards No. 71 for Virginia Power's generation operations in the first quarter of 1999. Virginia Power's transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, fuel expense continues to be subject to deferral accounting.

The effect of discontinuing SFAS No. 71 was an after-tax charge to earnings of $254.8 million. The $254.8 million charge included the write-off of generation-related assets that were not expected to be recovered during the transition period. It also included the write-off of approximately $38 million, after-tax, of deferred investment tax credits.

Also, in conjunction with the discontinuance of SFAS No. 71, Virginia Power reviewed its utility plant assets and long-term power purchase contracts for possible impairment. No impairments were recorded based on Virginia Power's analyses, which were highly dependent on the underlying assumptions. Significant estimates were required in recording the effect of the deregulation legislation, including the fair value determination for generating facilities and estimated purchases under long-term power purchase contracts.

Virginia Power remains subject to numerous risks including, among others, exposure to long-term power purchase commitment losses, environmental contingencies, changes in tax laws, decommissioning costs, inflation, increased capital costs, and recovery of certain other items. Management believes the stable rates that are provided until July 2007 by the 1999 legislation present a reasonable opportunity to recover a substantial portion of Virginia Power's potentially stranded costs as more fully described in Dominion Resources' 1998 Annual Report on Form 10-K in Competition--Exposure to Potentially Stranded Costs, Management's Discussion and Analysis of Financial Condition and Results of Operations. See also Note (B) to Consolidated Financial Statements included in Dominion Resources' Form 10-Q for the period ended March 31, 1999 for further discussion of the impact of the discontinuation of SFAS No. 71 and impairment review.

(D) PROVISION FOR INCOME TAXES

Income before provision for income taxes, classified by source of income, and before minority interest was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(Millions)
U.S.	$342.7	$285.8	$713.7	$331.7
Non U.S.	14.7	379.7	29.6	443.4
Total	$357.4	$665.5	$743.3	$775.1

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:
	Three MonthsEnded September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	Percents
U.S. statutory rate	35.0	35.0	35.0	35.0
Utility plant differences	(0.2)	0.9	0.3	3.1
Amortization of investment tax credits	(1.0)	(0.6)	(1.5)	(1.6)
Preferred dividends of Virginia Power	0.9	0.5	1.3	1.2
Nonconventional fuel credit	(2.7)	(1.0)	(3.7)	(2.4)
Benefits and taxes related to foreign operations	1.4	(2.8)	0.1	(4.5)
State taxes, net of federal benefit	0.8	0.2	1.4	1.0
Other, net	(0.4)	3.1	(0.5)	2.9
Effective tax rate	33.8	35.3	32.4	34.7

The effective income tax rate includes state and foreign income taxes.

(E) COMMON STOCK

At September 30, 1999, there were 300,000,000 shares of Dominion Resources common stock authorized of which 190,882,545 were issued and outstanding. Common shares issued and purchased during the referenced periods were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Employee Savings Plans		38,458		437,814
Dominion Direct Investment		107,884		1,695,238
Public Offering				6,775,000
Stock Repurchase	(1,097,000)	(1,359,000)	(3,715,700)	(1,359,000)
Other	_________	67,742	140,139	14,727
Total Shares	(1,097,000)	(1,144,916)	(3,575,561)	7,563,779

On July 20, 1998, the Dominion Resources Board of Directors authorized the repurchase of up to $650 million (approximately 8 percent) of Dominion Resources common stock outstanding. As of September 30, 1999, Dominion Resources has repurchased $257.8 million of common stock and continues to monitor market conditions for opportunities to repurchase additional shares.

Also, effective August 1, 1998, shares required by Dominion Direct Investment and the Employee Savings Plans are being acquired on the open market instead of issuing new shares.

(F) PREFERRED STOCK - VIRGINIA POWER

As of September 30, 1999, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are 10,000,000 authorized shares of Virginia Power's preferred stock.

Of the 1,800,000 issued and outstanding shares of preferred stock subject to mandatory redemption, 400,000 shares are scheduled to be redeemed in March 2000 and the remaining 1,400,000 shares are scheduled to be redeemed in September 2000. Accordingly, Virginia Power has classified the $180 million of preferred stock subject to mandatory redemption in Securities Due Within One Year at September 30, 1999.

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

Dominion Resources issued $257.7 million of 7.83% Junior Subordinated Debentures (Debentures) in exchange for the $250 million realized from the sale of the capital securities and $7.7 million of common securities of DR Capital Trust. The common securities, which are held by Dominion Resources, represent the remaining 3% beneficial ownership interest in the assets held by DR Capital Trust. The Debentures constitute 100 percent of DR Capital Trust's assets.

In 1995, Virginia Power established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5,400,000 shares of preferred securities for $135 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by VP Capital Trust.

Virginia Power issued $139.2 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) in exchange for the $135 million realized from the sale of the preferred securities and $4.2 million of common securities of VP Capital Trust. The common securities, which are held by Virginia Power, represent the remaining 3% beneficial ownership interest in the assets held by VP Capital Trust. The Notes constitute 100% of VP Capital Trust's assets.

(H) RECENTLY ISSUED ACCOUNTING STANDARDS

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Environmental Matters

In 1987, the Environmental Protection Agency (EPA) has identified Virginia Power and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. Current cost stuties estimate total remediation costs for the sites to range from $106.0 million to $156.1 million. Virginia Power's proportionate share of the total cost is expected to be in the range of $1.7 million to $2.8 million, based upon allocation formulas and the volume of waste shipped to the sites. Virginia Power has accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At September 30, 1999, any pending or possible claims were not recognized as an asset or offset against such obligations of Virginia Power.

In April 1999, Virginia Power was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill, prevention, control and countermeasures (SPCC) plans and facility response (FRP) requirements at one of its power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, Virginia Power may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to be material to Virginia Power's financial condition or results of operations.

In August 1999, Virginia Power identified matters at certain other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements. Virginia Power, reported these matters to the EPA and its plan for correction. Presently, the EPA has not assessed any penalties against Virginia Power, pending its review of Virginia Power's disclosure information. Future resolution of these matters is not expected to have a material impact on Virginia Power's financial condition or results of operations.

DOMINION RESOURCES AND ITS NONUTILITY SUBSIDIARIES

Dominion Resources

DR Group Holdings Guarantee

On October 30, 1998, DR Group Holdings entered into a revolving credit agreement with Bayerische Landesbank Girozentrale. The total commitment and outstanding balance of the agreement is 33.5 million pounds sterling ($55.2 million at September 30, 1999). Dominion Resources is guarantor to DR Group Holdings for this revolving credit agreement.

Dominion Energy

Subsidiaries of Dominion Energy have general partnership interests in certain of its energy ventures. These subsidiaries may be required to fund future operations of these investments, if operating cash flow is insufficient.

Dominion Capital

As of September 30, 1999, Dominion Capital had commitments to fund loans of approximately $818.7 million.

For additional information regarding Contingencies, see Note (T) to the Notes to the Consolidated Financial Statements included in Dominion Resources' Annual Report on Form 10-K for the year ended December 31, 1998.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

(J) LINES OF CREDIT

Dominion Resources and its subsidiaries have lines of credit, revolving credit agreements and bank commitments that provide for maximum borrowings of $5,058.6 million. At September 30, 1999, $2,359.1 million had been borrowed under such agreements. In addition, these credit agreements supported $523.5 million of Dominion Resources' commercial paper and $693.1 million of non-recourse commercial paper issued by Dominion Resources' subsidiaries which was outstanding at September 30, 1999. At September 30, 1999, $363.6 million of Dominion Resources and its subsidiaries commercial paper is classified as long-term debt since it is supported by revolving credit agreements that have expiration dates extending beyond one year.

(K) LONG-TERM INCENTIVES

1999 Option Awards:

During the first nine months of 1999, Dominion Resources has awarded 7,146,383 nonqualified stock options under its Incentive Compensation Plan to employees and directors of Dominion Resources, Virginia Power and Dominion Energy. The weighted-average exercise price of the options is $41.375 at September 30, 1999. The total number of shares available under this plan is 11 million. The following table provides the grant date, amount, exercise price, and expiration dates of the awards. The exercise price for the options is equal to the market price of Dominion Resources common stock on the date of the grant. As a result of a change adopted in September 1999, these stock options will vest on January 1, 2000.

Date of	Amount of	Exercise	Expiration
Award	Options Awarded	Price	Date
5/17/99	6,939,000	$41.25	5/17/09
7/12/99	65,000	$43.625	7/12/09
9/15/99	78,300	$46.375	9/15/09
9/20/99	64,083	$46.5625	9/20/09

Accounting Treatment:

In 1995, FASB issued SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service (or vesting) period. However, as permitted under SFAS No. 123, the company instead measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under this standard, compensation cost is measured as the difference between the market price of the company's common stock and the exercise price of the option at the grant date. Accordingly, no compensation expense has been recognized for the stock option grants.

Had compensation cost associated with the stock options been determined under SFAS No. 123 based on the fair market value at the grant date, such cost , net of related income taxes, would have been approximately $3.6 million for the three month period and $5.4 million for the nine month period ended September 30, 1999. Basic earnings per share for the three-month and nine-month periods ended September 30, 1999, would have decreased by $0.02 and $0.03, respectively, due to the issuance of the stock options. Fully diluted earnings per share for both the three and nine-month periods ended September 30, 1999, would not have been affected.

The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used:

  expected dividend yield of 5.88%,
  expected volatility of 15.5%,
  risk-free interest rate of 5.53% and
  expected lives of six years.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

  The fair values of each option at the dates of the grants are as follows:
  May 17, 1999 $4.10
  July 12, 1999 $4.34
  September 15, 1999 $4.61
  September 20, 1999 $4.62

The weighted-average grant-date fair value of options granted during the nine-month period September 30, 1999 is $4.11.

Previous Option Awards:

For the nine-month period ended September 30, 1999, 1,013 shares were issued associated with exercised stock options from previous awards. These previous awards were made under the Dominion Resources' Long-Term Incentive Plan, which expired in 1997 and was replaced with the Dominion Resources Incentive Compensation Plan. As of September 30, 1999, options on 1,113 shares were exercisable from previous awards under the Dominion Resources Long-Term Incentive Plan.

Other Stock Awards:

In addition, during the first nine months of 1999, the Board of Directors of Dominion Resources awarded certain participants in the Dominion Resources, Inc. Incentive Compensation Plan 5,000 shares of common stock at $44.50 per share, 13,916 shares of restricted stock at $44.50 per share and 10,842 shares of restricted stock at $46.75 per share.

  PENDING SALE OF LATIN AMERICAN INTERESTS

As mentioned in Dominion Resources' Form 10-Q for the quarter ended June 30, 1999, Dominion Energy had reached an agreement on August 1, 1999, to sell its interests in approximately 1,200 megawatts of gross generation capacity located in Latin America. Duke Energy International is purchasing the interests for approximately $405 million. Dominion Energy completed the sale of its interests in Belize and Peru on November 1, 1999 and expects to complete the sale of its interests in Argentina and Bolivia in 2000, following receipt of certain regulatory approvals.

During the third quarter of 1999, Dominion Energy adjusted the carrying amount of the Latin American interests to be sold to Duke Energy International and recognized an impairment loss of $18.1 million, including the effect of applicable income taxes. The pretax loss of $14.4 million was recorded in Other Operation and Maintenance and the income tax effect of $3.7 million was recorded in Provision for Income Taxes on Dominion Resources' Consolidated Statements of Income.

The results of operations for the Latin American interests are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	1999	1998	1999	1998
Net Income	$4.3	$4.1	$6.8	$15.4

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

(M) BUSINESS SEGMENTS

Business segment financial information follows for the three month and nine month periods ended September 30, 1999 and 1998.

	Virginia Power Wires Business	Dominion Capital	Dominion Generation	Dominion UK	Dominion Energy - Gas Operations	Corporate Operations	Consolidated Total
(millions, except total assets)
Three Months Ended September 30,
1999
Revenues	$354.6	$91.7	$1,139.0		$67.7	$9.5	$1,662.5
Net income (loss)	$63.5	$7.2	$155.6		$11.9	$(6.1)	$232.1
Total assets (billions)	$4.6	$3.6	$8.8		$1.2	$0.2	$18.4

1998
Revenues	$329.1	$95.1	$1,072.8		$42.2	$5.1	$1,544.3
Net income (loss)	$72.7	$10.4	$135.3	$200.7	$7.2	$(1.7)	$424.6
Total assets at 12/31/98 (billions)	$4.6	$3.1	$8.8	$0.2	$0.8		$17.5

Nine Months Ended September 30,
1999
Revenues	$905.5	$320.1	$2,844.7		$179.5	$21.0	$4,270.8
Net income (loss)	$151.2	$43.1	$271.4		$32.4	$(264.9)	$233.2

1998
Revenues	$867.2	$306.1	$2,740.3	$934.8	$119.1	$ (64.5)	$4,903.0
Net income (loss)	$143.1	$56.1	$245.0	$227.2	$19.2	$(209.2)	$481.4

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

Business Segments

In preparation for the transition to competition for electric generation in Virginia, beginning May 1, 1999 Dominion Resources began to evaluate the operating results and financial information across Virginia Power's and Dominion Energy's current organizational structure. Although the employees and assets involved remain with their respective companies, Dominion Resources currently evaluates the operations of Dominion Energy and Virginia Power in the following business segments:

  generation-related operations of both Virginia Power and Dominion Energy (referred to as Dominion Generation);
  regulated electric transmission and distribution services (referred to as Virginia Power - Wires Business); and
  oil and gas operations of Dominion Energy (Dominion Energy - Gas Operations).

In addition to the business segments mentioned above, Dominion Resources also reviews the following as business segments:

  the financial services of Dominion Capital;
  Dominion UK which was sold by Dominion Resources on July 27, 1998; and
  Corporate Operations (corporate costs of Dominion Resources' holding company, Corby Power (UK) operations, intercompany eliminations, plus the impact of the impairment of regulatory assets and one-time refund recorded as a result of the settlement of Virginia Power's 1998 Virginia jurisdictional rate proceedings in the second quarter of 1998 and the extraordinary item recorded in the first quarter of 1999). See Note (C) to Consolidated Financial Statements.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Dominion Resources has structured its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the above mentioned business segments.

Certain activities discussed under Liquidity and Capital Resources are currently evaluated based on existing legal entities rather than the operating segments defined by the new organizational structure because we continue to analyze these matters internally by legal entity.

RESULTS OF OPERATIONS

We have organized our discussion of Results of Operations into the following subsections:

  Dominion Resources - Consolidated
  Virginia Power - Wires Business
  Dominion Generation
  Dominion Energy - Gas Operations
  Dominion Capital

1. DOMINION RESOURCES - CONSOLIDATED

Earnings Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Virginia Power-Wires Business	$0.33	$0.37	$ 0.79	$ 0.73
Dominion Generation	0.81	0.69	1.41	1.26
Dominion Capital	0.04	0.05	0.22	0.29
Dominion Energy-Gas Operations	0.06	0.04	0.17	0.10
Dominion UK	0.00	1.03	0.00	1.17
Corporate Operations	(0.03)	(0.01)	(1.38)	(1.08)
Consolidated	$1.21	$2.17	$ 1.21	$ 2.47

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

Consolidated earnings decreased $0.96 per share for the third quarter of 1999 when compared to the same time period in 1998. The decrease was primarily due to:

  the gain on the sale of East Midlands in the third quarter of 1998, an impairment loss recognized in the third quarter of 1999 by Dominion Generation as a result of the pending sale of its interests in approximately 1,200 megawatts of gross generation capacity located in Latin America, and increased service restoration costs incurred by Virginia Power - Wires Business due to hurricane damage.

The decrease in earnings was offset by the performance of Dominion Generation's energy marketing business. The performance was attributable to changes in the composition and the fair value of its portfolio of commodity contracts as well as the settlement of commodity contract liabilities using Dominion Generation resources rather than market purchases.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Consolidated earnings decreased by $1.26 per share during the first nine months of 1999 as compared to the same period in 1998 primarily due to:

  the write-off of generation related assets and liabilities at Virginia Power in the first quarter of 1999, the impairment loss recorded by Dominion Generation in anticipation of the sale of the South American subsidiaries, the gain on the sale of East Midlands in the third quarter of 1998, and the absence in 1999 of earnings from East Midland's operations which were sold in the third quarter of 1998.

The effects of these transactions were offset by the performance of Dominion Generation's energy marketing business during the first nine months of 1999, explained above, and the impairment of regulatory assets and one-time base rate refund resulting from the settlement of Virginia Power's Virginia jurisdictional rate proceedings in the second quarter of 1998. See Note (C) to Consolidated Financial Statements.

Operating Income

Operating income increased by $212.3 million during the first nine months of 1999 as compared to the same period in 1998, primarily due to the recording of the impairment of regulatory assets and one-time rate refund recorded in the second quarter of 1998 associated with the rate settlement with the Virginia Commission. See Note (C) to Consolidated Financial Statements. The increase was offset by the absence of Dominion UK's East Midlands operations which was sold in the third quarter of 1998.

Interest Charges, Net

Interest charges, net decreased by $94.2 million during the nine-month period ended September 30, 1999, as compared to the same period in 1998 primarily due to the absence of East Midlands debt because of the sale of East Midlands in the third quarter of 1998.

Extraordinary Item, Net of Tax

Extraordinary item, net of tax consists of a charge to earnings for the write-off of assets and liabilities related to Virginia Power's generation activities which will not be recovered through capped regulated rates. For more information on the extraordinary item, see Note (C) to Consolidated Financial Statements.

Provision for Income Taxes

The Provision for Income Taxes in the third quarter and nine months ended September 30, 1999 decreased when compared to the same periods in 1998, primarily due to the recording of related income taxes associated with the sale of East Midlands in July 1998.

2. VIRGINIA POWER - WIRES BUSINESS

The business segment Virginia Power-Wires Business includes customer service, bulk power transmission, distribution and metering services that continue to be subject to cost-based regulation.

Net income for the three months ended September 30, 1999, decreased as compared to the same period in 1998,

primarily due to increased service restoration costs associated with hurricane damage. For the nine months ended

September 30, 1999, net income increased as compared to the same period in 1998 due to increased revenues for electric transmission services and from customer growth, offset in part by increased expenses associated with ice storm and hurricane damage during the first and third quarters of 1999.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

3. DOMINION GENERATION

The business segment Dominion Generation consists of the combined generation operations of Dominion Energy and Virginia Power.

Operating Revenue and Income

Operating revenues and income increased for the third quarter and first nine months of 1999 when compared to the same periods in 1998 primarily due to changes in the composition and the fair value of Dominion Generation's portfolio of commodity contracts as well as the settlement of commodity contract liabilities using company resources rather than market purchases.

Operating Expenses

Operating expenses for the nine month period ended September 30, 1999 as compared to the same period in 1998, increased primarily due to:

  increased fuel costs from higher production from our generating units and increased energy purchases, offset, in part, by deferral of fuel costs expected to be recovered in future fuel rates; and
  higher costs associated with planned outages.

4. DOMINION ENERGY - GAS OPERATIONS

The business segment Dominion Energy - Gas Operations consists of the gas and oil operations of Dominion Energy.

Increases in the results of operations for the three month and nine month periods ended September 30, 1999, as compared to the same periods in 1998, resulted primarily from the effects of higher oil and gas production. This incremental production was related to increased reserves obtained through acquisition activities.

5. DOMINION CAPITAL

The business segment Dominion Capital's net income decreased during the third quarter and first nine months of 1999, as compared to the same periods in 1998, primarily due to the timing of net investment gains in 1998, partially offset by a higher earnings contribution from the financial services operations in 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have organized our discussion of Liquidity and Capital Resources into the following subsections:

  Dominion Resources - Consolidated
  Virginia Power
  Dominion Energy
  Dominion Capital

1. DOMINION RESOURCES - CONSOLIDATED

Cash Flows From Financing Activities

Financing activities provided cash flows of $464.7 million during the first nine months of 1999 resulting primarily from the issuance of commercial paper and long-term debt offset by the repurchase of common stock and the payment of common stock dividends.

On October 15, 1999, the Board of Directors of Dominion Resources declared a quarterly common stock dividend of $0.645 per share, payable December 20, 1999, to holders of record at the close of business November 26, 1999.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

On July 20, 1998, the Dominion Resources Board of Directors approved the repurchase of up to $650 million of Dominion Resources common stock. Under this program, Dominion Resources repurchased 3,715,700 shares of common stock ($159.2 million) during the first nine months of 1999.

On March 31, 1999, Dominion Resources increased its bank lines of credit to $600 million by replacing the April 1, 1998, $200 million short-term credit agreement with a new $300 million, 364-day facility. Dominion Resources uses these credit agreements to support its commercial paper borrowings. The proceeds from these borrowings are used to finance Dominion Resources nonutility subsidiaries' working capital for operations.

Cash Flows Used In Investing Activities

Net cash flows used in investing activities during the first nine months of 1999 were $1,368.5 million. The primary reasons for the cash outflows were:

  utility plant (including nuclear fuel) expenditures at Virginia Power;
  funding for commercial lending activities at the Company's financial services companies,
  Dominion Energy's acquisition of San Juan Partners, LLC and Remington Energy, Ltd.; and
  funding to expand and upgrade certain independent power plants owned by Dominion Energy.

2. VIRGINIA POWER

Cash Flows From Operations

Operating activities resulted in $62.9 million decreased cash flow for the nine months ended September 30, 1999 as compared to the same period in 1998. This decrease reflects primarily the timing of payments of accounts payable and certain other expenses. Internal generation of cash at Virginia Power exceeded capital requirements during the first nine months of 1999 and 1998.

Cash Flows Used in Financing Activities

Cash used in financing activities was as follows:
	Nine Months Ended September 30,
	1999	1998
	(Millions)
Issuance of long-term debt	$ 230.0	$ 150.0
Issuance (repayment) of short-term debt, net	35.9	(148.7)
Repayment of long-term debt	(332.7)	(292.5)
Common dividend payments	(285.5)	(285.7)
Other	(13.4)	(12.9)
Total	$(365.7)	$(589.8)

In June 1999, Virginia Power issued $150 million in aggregate principal of unsecured Senior Notes, Series 1999-A, with an annual coupon rate of 6.7%, due June 30, 2009; and $80 million of Medium-Term Notes, Series G, with an annual coupon rate of 6.3%, due June 21, 2001.

During the first nine months of 1999, Virginia Power retired $309 million in aggregate principal amount of mandatory debt maturities. In July 1999, Virginia Power repurchased $23.7 million in aggregate principal amount of First and Refunding Mortgage Bonds that were made available through the open market.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

As of September 30, 1999, Virginia Power has available for its use to meet capital requirements $915 million of remaining principal amount under its currently effective shelf registrations with the Securities and Exchange Commission.

Virginia Power has a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $257.6 million at September 30, 1999.

On November 1, 1999, Virginia Power issued $75 million in aggregate principal of unsecured Senior Notes, Series 1999-B, with an annual coupon rate of 7.2%, due November 1, 2004.

Cash Flows Used in Investing Activities

Cash used in investing activities was as follows:
	Nine Months Ended September 30,
	1999	1998
	(Millions)
Plant expenditures	$(452.8)	$(300.6)
Nuclear fuel	(39.4)	(70.2)
Nuclear decommissioning contributions	(19.9)	(37.5)
Other	(5.1)	(3.7)
Total	$(517.2)	$(412.0)

Investing activities for the first nine months of 1999 resulted in a net cash outflow of $517.2 million primarily due to $452.8 million of plant expenditures, $39.4 million of nuclear fuel expenditures and $19.9 million of contributions to nuclear decommissioning trusts. Of the construction expenditures, Virginia Power spent approximately $231.3 million on Virginia Power - Wires Business projects and $221.5 million on Dominion Generation utility projects, including additional capacity and environmental upgrades.

3. DOMINION ENERGY

Cash Flows From Operating Activities

Cash flows from operations for the nine months ended September 30, 1999 decreased by $31.3 million, as compared to the same period in 1998, primarily due to timing of payments from normal business operations.

Cash Flows From Financing Activities

Cash from (used in) financing activities was as follows:

	Nine Months Ended September 30,
	1999	1998
	(Millions)
Issuance of long-term debt	$ 46.2	$409.2
Investment from parent	115.0
Dividend payment	(47.0)	(35.9)
Issuance of intercompany debt	206.8
Other	(29.1)	12.1
Total	$291.9	$385.4

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

During the first nine months of 1999, cash flows from financing activities were $291.9 million primarily due to intercompany borrowings and an equity contribution from Dominion Resources. Proceeds were used primarily to fund the Remington Energy, Ltd. and San Juan Partners, LLC acquisitions which expanded Dominion Energy's natural gas exploration, development and production operations. Also, Dominion Energy borrowed funds to expand and upgrade its independent power plants.

Cash Flows Used In Investing Activities

Cash from (used in) investing activities was as follows:

Nine Months Ended September 30,
	1999	1998
(Millions)
Investment in natural gas assets	$(42.7)	$(25.2)
Investment in power generation assets	(88.8)	(42.9)
Acquisition of business	(166.6)	(339.0)
Sale of business		52.7
Nonutility capital expenditures	(63.0)	(70.4)
Investment in affiliates	(62.3)	0.5
Other	16.3	(31.4)
Total	$(407.1)	$(455.7)

During the first nine months of 1999, cash flows used in investing activities were $407.1 million primarily due to the following:

  the San Juan Partners, LLC and Remington Energy, Ltd. acquisitions and
  Dominion Generation's investment in expansion and upgrade activities at certain of its independent power plants.

4. DOMINION CAPITAL

Cash Flows Used In Operating Activities

Dominion Capital's cash flows used in operations for the nine months ended September 30, 1999 decreased by $166.4 million as compared to the same period for 1998 primarily due to a decrease in mortgage originations, net of sales and principal collections.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Cash Flows From Financing Activities

Cash from financing activities was as follows:

Nine Months Ended September 30,
	1999	1998
(Millions)
Issuance of long-term debt	$ 3,213.1	$2,293.1
Repayment of long-term debt	(3,285.0)	(1,924.9)
Issuance of commercial paper	606.3	368.1
Investment from parent	75.0	99.1
Dividend payment	(53.4)	(38.9)
Issuance (repayment) of intercompany debt	(110.9)	50.8
Other	______	0.1
Total	$ 445.1	$ 847.4

During the first nine months of 1999, Dominion Capital's cash flows from financing activities were $445.1 million due to funding needs for loan originations and purchase and originations of mortgages.

Cash Flows Used In Investing Activities

Cash used in investing activities was as follows:

	Nine Months Ended September 30,
	1999	1998
	(Millions)
Loan originations	$(1,818.9)	$(1,958.2)
Repayments of loan originations	1,526.3	1,386.0
Purchase of securities	(102.1)	(27.2)
Proceeds from sale of securities	121.7	34.3
Other investments	(73.7)	15.3
Other	(43.3)	(20.2)
Total	$ (390.0)	$ (570.0)

During the first nine months of 1999, Dominion Capital's cash flows used in investing activities were $390 million primarily due to the funding for commercial lending activities.

Contingencies

For information on contingencies, see Note (I) to Consolidated Financial Statements.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

FUTURE ISSUES

DOMINION RESOURCES - CONSOLIDATED

CNG Merger

On June 30, 1999, shareholders of Dominion Resources and CNG approved the merger agreement between the companies at each company's Special Meeting of Shareholders.

Dominion Resources and CNG announced on August 9, 1999, that they have agreed to divest Virginia Natural Gas, Inc. (VNG), CNG's local gas distribution subsidiary, under an agreement with the Staff of the Virginia Commission. The companies have also greed with the Federal Trade Commission (FTC) to divest VNG. Dominion Resources has one year after the merger is completed to sell VNG to a third party. If the sale of VNG is not completed within the timeframe of one year, VNG will be spun off as an independent company with the common stock distributed to Dominion Resources shareholders. Both deadlines are subject to reasonable extensions, which may be granted by the regulatory authorities.

As of November 12, 1999, all state regulatory commissions and the FTC have approved the merger, subject to certain conditions agreed to by Dominion Resources and CNG. In addition, FERC has voted to conditionally approve the merger. The companies intend to file a response accepting the conditions. The companies' request for approval of the transaction is still pending with the Securities and Exchange Commission.

Power Generation Development

On April 14, 1999, Dominion Resources and a subsidiary of CNG signed an agreement to develop natural gas-fired power generation facilities along CNG's natural gas pipeline system. This agreement is not conditional upon the proposed merger between Dominion Resources and CNG.

Under terms of the agreement the companies have identified a number of potential development sites along CNG's natural gas pipeline network in Ohio, Pennsylvania, New York, West Virginia and Virginia. Dominion Resources and CNG affiliates will develop, own, operate and maintain the facilities on a 50-50 ownership basis.

VIRGINIA POWER

Competition

On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. Under this legislation, Virginia Power's base rates will remain unchanged until July 2007 and recovery of generation-related costs will continue to be provided through capped rates and wires charges assessed to those customers opting for alternate suppliers. In the absence of capped rates, Virginia Power would be exposed, on a pre-tax basis, to approximately $3.2 billion of potential losses related to long-term power purchase commitments.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Virginia Power is subject to a base rate freeze at reduced revenue levels until July 2007. In addition, Virginia Power remains subject to numerous risks including, among others, exposure to long-term power purchase commitment losses, environmental contingencies, changes in tax laws, decommissioning costs, inflation, increased capital costs, and recovery of certain other items. Virginia Power believes the stable rates that are provided until July 2007 by the legislation present a reasonable opportunity to recover a substantial portion of Virginia Power's potentially stranded costs as more fully described in Dominion Resources' 1998 Form 10-K. See Competition--Exposure to Potentially Stranded Costs, Management's Discussion and Analysis of Operations.

For additional information, see Note (C) to Consolidated Financial Statements and, Part II, Item 5. Other Information, Virginia Power-Regulation.

North Carolina Rates

In support of the request of Dominion Resources for approval by the North Carolina Utilities Commission of its proposed merger with Consolidated Natural Gas Company, Virginia Power and Dominion Resources reached an agreement with the Public Staff of the North Carolina Utilities Commission. As part of the agreement, Virginia Power agreed not to request an increase in North Carolina retail electric base rates until after December 31, 2005, except for certain events that would have a significant financial impact on Virginia Power. Such events could include any governmental action or an occurrence that is beyond Virginia Power's control and not attributable to Virginia Power's fault or negligence. However, fuel rates are still subject to change under the annual fuel cost adjustment proceedings. The North Carolina Utilities Commission approved the merger, subject to conditions agreed to by Dominion Resources and Virginia Power, on October 18, 1999.

Clean Air Act Matters

On November 8, 1999 and September 21, 1999, Virginia Power received notices from the Attorney General of the States of Connecticut and New York, respectively, of their intention to file suit against Virginia Power for alleged violations of the Clean Air Act. The notices question whether modifications at certain Virginia Power generating facilities were properly permitted under the Clean Air Act and allege that emissions from these facilities have contributed to damage to public health and the environment in the Northeast. To date, no suits have been filed. Virginia Power believes, based on newspaper reports and other sources, that Virginia Power is one of a number of companies with fossil fuel power generating stations in the southeast and central U.S. to have received such notifications. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities and that suits, if any, filed by the Attorney Generals would not have a material adverse effect on Virginia Power's financial condition or results of operations.

DOMINION ENERGY

Sale of Power

In April 1999, Elwood Energy LLC (Elwood Energy), a joint venture between subsidiaries of Dominion Energy and Peoples Energy Corporation, signed agreements with Commonwealth Edison Company (ComEd) and Engage Energy US, L.P. (Engage) to sell all generating capacity from its natural gas-fired facility. Under the agreements, ComEd and Engage have each contracted for one-half of the generating capacity of Elwood Energy. In July 1999, Elwood Energy began commercial operations.

Sale of Latin American Interests

For information on Dominion Energy's sale of its interests in Latin American generating capacity to Duke Energy International, see Note (L) to Consolidated Financial Statements.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

DOMINION CAPITAL

As reported in the merger proxy sent to shareholders of both companies, Dominion Resources expects to divest its financial services subsidiary, Dominion Capital. However, no formal plan of disposal has been adopted, see Note (B) to Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

DOMINION RESOURCES CONSOLIDATED

Dominion Resources remains on schedule to complete all necessary work to prepare the company and its subsidiaries for the year 2000. The following table summarizes our status and projected timetable:
	Percent of Critical Systems Year 2000 Ready
	Actual		Planned
	7/31/99	9/30/99	12/31/99
Virginia Power	99%	99%	100%
Dominion Resources	75%	75%*	100%
Dominion Energy	84%	100%	100%
Dominion Capital	100%	100%	100%

* Dominion Resources previously planned to be 100% complete by July 31, 1999. Because of the pending merger with CNG , the decision to replace the existing cash management system was delayed. Remediation and testing of the system was completed on November 10, 1999, therefore obtaining 100% year 2000 readiness.

Dominion Resources expects year 2000 costs to be within the range of $30 million to $40 million of which $28 million to $33 million relates to Virginia Power.

Actual year 2000 costs of $28.1 million have been expended as of September 30, 1999. Substantially all expenses not yet incurred relate to contingency planning, communications activities, remediation of non-critical systems and continued remediation validation.

In addition to our remediation programs directed at our critical information systems, embedded systems and external relationships, our year 2000 readiness efforts include evaluation of reasonably likely worst case scenarios and the development of contingency plans to address how we would respond to problems, should they occur. Our contingency planning efforts to support continuity of operations into and beyond the year 2000 are complete. These plans will continue to be refined and validated throughout the remainder of 1999.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

When considering these scenarios or others specifically related to Virginia Power, Dominion Resources takes into account that Virginia Power, and the entire electric power industry, already have extensive contingency plans in place for many events such as extreme temperatures, storms, equipment failures, sudden loss of customer load or sudden loss of a generation unit. Year 2000 contingency planning is an extension of these existing plans.

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

Virginia Power is actively participating in industry contingency planning efforts at the regional and national level. Virginia Power successfully participated in two nationwide drills by electric utilities on April 9, 1999, and on September 8-9, 1999, coordinated by the North American Electric Reliability Council (NERC). The April exercise simulated the partial failure of some primary voice and data communications to demonstrate the ability of electric utilities to communicate operating information using backup systems. The September drill simulated the rollover and tested administration, operating, communications, and contingency response plans for the Year 2000 transition. No actual communication systems or generating units were shut down during either exercise. Service to Virginia Power customers during the two drills was not affected.

During the remainder of 1999, the project team will focus on validating and fine-tuning contingency plans, non-critical remediation, validation of remediated components, and validation of critical supplier readiness.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For information on recently issued accounting standards, see Note (H) to Consolidated Financial Statements.

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

Dominion Resources uses derivative commodity instruments to hedge electric operations, gas production and procurement operations and as part of its trading activities.

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

Interest Rate Risk - Non-Trading Activities

Dominion Resources and its subsidiaries manage interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Dominion Resources enters into interest rate sensitive derivatives. Examples of these derivatives are swaps, forwards and futures contracts.

Dominion Resources, as part of its routine risk management policy, reviews its exposure to market risk.

Gas Commodity Price Risk - Non-Trading Activities

Dominion Energy is exposed to the impact of market fluctuations in the sales price Dominion Energy receives for its produced natural gas and oil. To reduce price risk caused by market fluctuations, Dominion Energy generally follows a policy of hedging a portion of its natural gas and oil sales commitments by selecting derivative commodity instruments whose historical price fluctuations correlate strongly with those of the production being hedged. Dominion Energy enters into options, swaps, and collars to mitigate a loss in revenues, should natural gas or oil prices decline in future production periods. Dominion Energy also mitigates price risk by entering into fixed price sale agreements with physical purchasers of natural gas.

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

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

Dominion Resources has determined a hypothetical decrease in fair value for its oil and natural gas contracts assuming a 10% unfavorable change in market prices and comparing it to the fair value of the contracts based on market prices at September 30, 1999 and December 31, 1998. This hypothetical 10% change in market prices would have resulted in a decrease in fair value of approximately $23.4 million and $8 million as of September 30, 1999 and December 31, 1998, respectively.

The impact of a change in oil and natural gas commodity prices on Dominion Energy's oil and natural gas contracts at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled.

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

Based on the sensitivity analysis methodology discussed previously in this section, Virginia Power has determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at September 30, 1999 and December 31, 1998. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $4.5 million and $13.5 million in the fair value of its commodity contracts as of September 30, 1999 and December 31, 1998, respectively.

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

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VIRGINIA POWER

Environmental Matters

In April 1999, Virginia Power was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill, prevention, control and countermeasures (SPCC) plans and facility response plan (FRP) requirements at one of Virginia Power's power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, Virginia Power may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to be material to Virginia Power's financial condition or results of operations.

In August 1999, Virginia Power identified matters at certain other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements. Virginia Power reported these matters to the EPA and its plan for correction thereof. Presently, the EPA has not assessed any penalties against Virginia Power, pending its review of Virginia Power's disclosure information. Future resolution of these matters is not expected to have a material impact on Virginia Power's financial condition or results of operations.

Clean Air Act Matters

On November 8, 1999 and September 21, 1999, Virginia Power received notices from the Attorney General of the States of Connecticut and New York, respectively, of their intention to file suit against Virginia Power for alleged violations of the Clean Air Act. The notices question whether modifications at Virginia Power generating facilities were properly permitted under the Clean Air Act and allege that emissions from these facilities have contributed to damage to public health and the environment in the Northeast. To date, no suits have been filed. Virginia Power believes, based on newspaper reports and other sources, that it is one of a number of companies with fossil fuel power generating stations in the southeast and central U.S. to have received such notifications. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities and that suits, if any, filed by the Attorney Generals will not have a material adverse effect on Virginia Power and its subsidiaries.

ITEM 5. OTHER INFORMATION

THE COMPANY

2000 Annual Meeting Date

The date on which Dominion Resources plans to hold its 2000 annual shareholders meeting has been changed to April 28, 2000.

The Merger

With respect to Dominion Resources' merger as previously reported, all state regulatory commissions and the FTC have approved the merger, subject to certain conditions agreed to by Dominion Resources and CNG. In addition, FERC has voted to conditionally approve the merger. The companies intend to file a response with FERC accepting the conditions. The companies' request for approval of the transaction is still pending with the Securities and Exchange Commission.

For additional information, see Note (B) to Consolidated Financial Statements.

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION

(CONTINUED)

VIRGINIA POWER

Regulation

Virginia

As previously reported, on March 20, 1998, the Virginia Commission issued an Order instructing Virginia Power and AEP-Virginia, as the Commonwealth's two largest investor-owned utilities, each to design and file a retail access pilot program. Virginia Power filed a report on November 2, 1998, describing the details, objectives and characteristics of its proposed retail access pilot program. On August 6, 1999, the Hearing Examiner issued a report on interim rules for the introduction of electric and natural gas retail competition in Virginia. On September 8, 1999, Virginia Power, the Virginia Commission Staff and two other parties entered into an agreement which resolved the size and scope of the proposed Pilot Program and the methodology for determining the market price of electricity used in calculating the wires charge assessed to those customers opting for alternate suppliers. A Hearing was held on September 8-9, 1999 and the Hearing Examiner's Report is anticipated later this year.

FERC

On June 3, 1999, Virginia Power, together with American Electric Power Services Corporation, Consumers Energy Company, The Detroit Edison Company, and First Energy Corporation, on behalf of themselves and their public utility operating company subsidiaries, filed with FERC applications under Sections 205 and 203 of the Federal Power Act for approval of the proposed Alliance Regional Transmission Organization (Alliance RTO).

The application seeks approval to create the Alliance RTO. If accepted, the Alliance RTO would operate the transmission systems of the companies, ensure transmission reliability and provide non-discriminatory access to the transmission grid. The applications include a proposed Alliance RTO open access transmission tariff that would cover service into, from and through the Alliance RTO.

On October 1, 1999, the application process to form the Alliance RTO was completed. The Alliance Companies requested FERC issue an order approving the formation of the Alliance RTO by December 31, 1999.

Rates

Virginia

On October 22, 1999, Virginia Power filed an application with the Virginia Commission for an increase of approximately $86 million in fuel rates to be effective December 1, 1999. Virginia Power is waiting for a hearing to be scheduled.

North Carolina

Rate Agreement

In support of Dominion Resources' request for approval by the North Carolina Utilities Commission (North Carolina Commission) of its proposed merger with Consolidated Natural Gas Company, Virginia Power and Dominion Resources reached an agreement with the Public Staff of the North Carolina Commission. As part of the agreement, Virginia Power agreed not to request an increase in its North Carolina retail electric base rates until after December 31, 2005, except for certain events that would have a significant financial impact on Virginia Power. Such events could include any governmental action or an occurrence that is beyond its control and not attributable to Virginia Power's fault or negligence. However, fuel rates are still subject to change under the annual fuel cost adjustment proceedings. The North Carolina Commission approved the merger, subject to conditions agreed to by Dominion Resources and Virginia Power, on October 18, 1999.

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION

(CONTINUED)

Cogenerators and Small Power Producers

As previously reported, on November 6, 1998, Virginia Power filed for approval of a new Schedule 19 which governs purchases from cogenerators and small power producers. On July 16, 1999, the North Carolina Commission issued an order directing Virginia Power to file, on or before July 26, 1999, a long-term standard contract terms and conditions for five, ten and fifteen year periods for qualifying hydro-electric facilities and small power producers. On August 26, 1999 Virginia Power filed the standard contract terms as directed by the North Carolina Commission.

Fuel Filing

On September 17, 1999, Virginia Power filed a request with the North Carolina Commission for a $5.5 million increase in annual fuel rates. A hearing on the matter is scheduled for November 16, 1999.

Sources of Power

On July 6, 1999, Virginia Power established a new one-hour integrated service area summer peak demand of 16,216 Mw and also established a new 24-hour period system energy output record of 326,188 Mwh.

Future Sources of Power

As previously reported, on May 14, 1999, the Virginia Commission approved Virginia Power's construction of four gas-fired turbine generators in Fauquier County, Virginia. A Petition to Appeal the approval was filed by an opposing party on July 13, 1999 in the Virginia Supreme Court. On September 28, 1999, the Virginia Supreme Court agreed to hear the Appeal. The same party has appealed the air permit issued to Virginia Power by the Department of Environmental Quality. Virginia Power will participate in both of the appeals in support of upholding the applicable order and permit. Construction of the units has begun with commercial operation expected by mid 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3 -	Bylaws as in effect October 15, 1999 (filed herewith).
11-	Statement re: computation of per share earnings (included in this Form 10-Q on page 3)
27-	Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant
BY JAMES L. TRUEHEART
James L. Trueheart Senior Vice President and Controller (Principal Accounting Officer)

November 12, 1999