Form 10-K405
period 1999-12-31
DOMINION RESOURCES INC /VA/
filed 2000-03-07
CIK 715957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549                                                 FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) Of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999

or

/ / Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from to
                       ---------  ---------

Commission file number 1-8489


                                                        DOMINION RESOURCES, INC.


                          (Exact name of registrant as specified in its charter)
Securities registered pursuant to Section 12(b) of the Act:


Title of each class                                                     Virginia
Common Stock, no par value
                  (State or other jurisdiction of incorporation or organization)


Name of each exchange on which registered
                                   120 Tredegar Street Richmond, Virginia  23219
New York Stock Exchange      (Address of principal executive offices) (Zip Code)


Securities registered pursuant to Section 12(g) of the Act:           54-1229715
None                                        (I.R.S. Employer Identification No.)

             (Registrant's telephone number, including area code) (804) 819-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was over $8.6 billion based on the closing price of our Common Stock on January 31, 2000, as reported on the composite tape by The Wall Street Journal.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                Outstanding at March 1, 2000
        Common Stock, no par value          238,363,650

DOCUMENTS INCORPORATED BY REFERENCE:

(a) Portions of the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference in Parts I, II and IV hereof.

(b) Portions of the 2000 Proxy Statement, dated March 16, 2000, are incorporated by reference in Part III hereof.

                            DOMINION RESOURCES, INC.

  Item                                                                     Page
 Number                                                                   Number
 ------                                                                   ------
                                     PART I
    1.  Business
         The Company...................................................      1
          Recent Developments..........................................      1
          Business Segments............................................      2
           Dominion Energy--Utility Operations and Dominion Delivery...      3
            Competition................................................      3
            Regulation.................................................      4
            Rates......................................................      7
            Sources of Power...........................................     10
            Energy Output, Sources of Energy Used, Fuel Costs and
        Operations.....................................................     11
           Dominion Delivery--Interconnections.........................     13
           Dominion Energy--Non-Utility Operations.....................     13
           Dominion Exploration & Production...........................     13
           Financial Information About Segments and Geographic Areas...     14
           Dominion Capital............................................     14
           Capital Requirements and Financing Program--Dominion Energy,
              Dominion Delivery and Dominion E&P.......................     14
           CNG.........................................................     14
            Government Regulation......................................     14
            Gas Competition............................................     15
            Gas Supply.................................................     18
            Gas Sales, Supply, Transportation and Storage Statistics...     20
            International Activities...................................     21
            Rate Matters...............................................     21
            Properties.................................................     21
    2.  Properties.....................................................     21
    3.  Legal Proceedings..............................................     22
    4.  Submission of Matters to a Vote of Security Holders............     23
        Executive Officers of the Registrant...........................     24

                                    PART II
        Market for the Registrant's Common Equity and Related
    5.  Stockholder Matters............................................     26
    6.  Selected Financial Data........................................     26
        Management's Discussion and Analysis of Financial Condition and
    7.  Results of Operations..........................................     26
   7A.  Quantitative and Qualitative Disclosures About Market Risk.....     26
    8.  Financial Statements and Supplementary Data....................     26
        Changes in and Disagreements with Accountants on Accounting and
    9.  Financial Disclosure...........................................     26

                                    PART III
   10.  Directors and Executive Officers of the Registrant.............     27
   11.  Executive Compensation.........................................     27
   12.  Security Ownership of Certain Beneficial Owners and Management.     27
   13.  Certain Relationships and Related Transactions.................     27

                                    PART IV
        Exhibits, Financial Statement Schedules, and Reports on Form 8-
   14.  K..............................................................     28

                                    PART I

                               ITEM 1. BUSINESS
                                  THE COMPANY

  Dominion Resources, Inc. (Dominion), a diversified utility holding company, has its principal office at 120 Tredegar Street, Richmond, Virginia 23219, telephone (804) 819-2000. Its principal subsidiaries are Virginia Electric and Power Company, (Virginia Power) a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy in Virginia and northeastern North Carolina, and Consolidated Natural Gas Company (CNG), a producer, transporter, distributor and retail marketer of natural gas serving customers in Pennsylvania, Ohio, Virginia, West Virginia, New York and other cities focused in the Northeast and Mid-Atlantic regions of the United States. Its other major subsidiaries are Dominion Energy, Inc. (DEI), its independent power and natural gas subsidiary, and Dominion Capital, Inc. (Dominion Capital), its diversified financial services company.

  Dominion was incorporated in 1983 as a Virginia corporation. Dominion and its subsidiaries (excluding CNG) had 11,035 full-time employees as of December 31, 1999.

  Dominion also owns and operates a 365 Mw natural gas fired generating facility in the United Kingdom.

                              Recent Developments

  On January 28, 2000, Dominion and CNG completed the merger of CNG into a subsidiary of Dominion. Shareholders of CNG received Dominion common stock and/or cash in consideration of their CNG shares. The combination with CNG, based in Pittsburgh, Pennsylvania, creates a fully integrated electric and natural gas utility in the Midwest, Northeast and Mid-Atlantic regions of the United States with selective energy businesses located abroad.

  As a result of the merger, Dominion is a registered public utility holding company subject to the provisions of the Public Utility Holding Company Act of 1935 (the 1935 Act). CNG also continues to be a registered holding company under the 1935 Act. The 1935 Act imposes a number of restrictions on the operations of registered holding company systems. One such restriction limits the ability of a registered holding company to engage in activities unrelated to its utility operations or other energy related businesses. Consequently, as part of the Securities and Exchange Commission (SEC) order approving the merger under the 1935 Act, Dominion must divest itself of Dominion Capital, its financial services subsidiary. Although a formal plan for divestiture has not been adopted, the SEC allowed three years for this to be accomplished. During the merger approval process, Dominion and CNG also agreed to divest Virginia Natural Gas, Inc. (VNG), CNG's gas distribution subsidiary located in Virginia Beach, Virginia. Dominion has one year after the merger is completed to sell VNG to a third party. If the sale of VNG is not completed within one year, VNG will be spun off as an independent company with the common stock distributed to Dominion shareholders. Both deadlines are subject to reasonable extensions, which may be granted by regulatory authorities.

  As a result of Dominion's focus in the Midwest, Northeast and Mid-Atlantic quadrant of the U.S., DEI reached an agreement in 1999 to sell its interests in approximately 1,200 megawatts of gross generation capacity located in Latin America. Duke Energy International is purchasing the interests for approximately $405 million. The interests being sold are located in Argentina, Belize, Bolivia and Peru and generate electricity from hydroelectric, natural gas and diesel fuel sources. DEI completed the sale of its interests in Belize and Peru on November 1, 1999 and expects to complete the sale of its interests in Argentina and Bolivia in 2000, following receipt of certain regulatory approvals. Similarly, Dominion has begun exploring the sale of CNG's international operations.

  In conjunction with the merger, Dominion created a subsidiary service company, Dominion Resources Services, Inc. (the Dominion Service Company), which will provide certain services to Dominion's operating subsidiaries. Employees of Dominion and Virginia Power who will perform those functions became employees of the Dominion Service Company effective February 1, 2000. CNG also has a service company. The operating subsidiaries may elect to purchase services from either service company; however, service company functions are expected to be combined in a single service company by March 31, 2001.

  Dominion funded the merger with a $3.5 billion commercial paper program backed by a short-term credit facility agented by the Bank of America and $1 billion of privately placed money market notes. The Company expects to replace much of the short-term financing with long-term financing using a combination of debt, preferred and/or convertible securities along with the proceeds of any sales of non-core assets over the next several years, including VNG, Dominion Capital, DEI's interests in Latin American power generation, as discussed above, and CNG International, as discussed in CNG--International Activities below.

  For additional information, see FUTURE ISSUES-CNG Merger under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A) on page 32 and Note X to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 57 of the 1999 Annual Report to Shareholders.

                               Business Segments

  In 1999, in preparation for the transition to competition for electric generation in Virginia, Dominion began evaluating operating results and financial information across Virginia Power's and DEI's current business lines. Although the employees and assets involved remain with their respective legal entities, Dominion currently evaluates the operations of DEI and Virginia Power in the following business segments:

  . generation-related operations of both Virginia Power and DEI (referred to as Dominion Energy);

  . regulated electric transmission and distribution services (referred to as Dominion Delivery); and

  . oil and gas operations of DEI (referred to as Dominion Exploration & Production or Dominion E&P).

  In addition to the business segments mentioned above, Dominion also considers the following as business segments:

  .  the financial services businesses of Dominion Capital;

  .  East Midlands which was sold by Dominion in mid-1998; and

  . Corporate Operations which include: corporate operations of Dominion's holding company and U.K. operations.

  Going forward, Dominion intends to manage the oil and gas exploration and production operations and pipeline transmission operations of CNG and DEI on a combined basis as Dominion E&P. Dominion also intends to manage CNG's regulated local gas distribution companies and the related customer services functions together with Virginia Power's regulated electric transmission and distribution services as Dominion Delivery.

  Dominion has generally structured this description of the Company to reflect the business segments described above. However, for purposes of this report, CNG's operations are separately discussed.

  The Dominion Energy business segment includes the generation-related operations of Virginia Power (the utility operations) and DEI (the non-utility operations). Virginia Power is also where the electric operations of the Dominion Delivery business segment are conducted. See Dominion Energy--Non-Utility Operations for a discussion of that aspect of the Dominion Energy business segment.

  As previously discussed, Dominion is in transition as it prepares for deregulation. As a result, it is difficult to entirely segregate the discussion of Virginia Power's Generation and Delivery businesses. However, discussion below identifies, where practicable, the appropriate business segment being described.

                      Dominion Energy--Utility Operations
                                      and
                      Dominion Delivery (Virginia Power)

  Virginia Electric and Power Company is a public utility engaged in the power generation and electric service delivery business within a 30,000 square-mile service territory in Virginia and northeastern North Carolina. Virginia Power supplies energy at retail to approximately two million customers. In addition, Virginia Power sells electricity at wholesale to rural electric cooperatives, power marketers and certain municipalities. The term "Virginia Power" refers to the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations and all of its subsidiaries.

  In Virginia, Virginia Power trades under the name "Virginia Power." The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for over 80 percent of its population. In North Carolina, Virginia Power trades under the name "North Carolina Power" and serves retail customers located in the northeastern region of the state, excluding certain municipalities. Virginia Power also engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas and is developing trading relationships beyond the geographic limits of its retail service territory. The Federal Energy Regulatory Commission (FERC), the State Corporation Commission of Virginia (the Virginia Commission) and the North Carolina Utilities Commission (the North Carolina Commission) are the principal regulators of Virginia Power's electric operations.

  Various factors are currently affecting the electric utility industry, including increasing competition and related regulatory changes, costs to comply with environmental regulations, and the potential for new business opportunities outside of traditional rate-regulated operations. To meet the challenges of this new competitive environment, Virginia Power continues to consider new business opportunities, particularly those which allow it to use the expertise and resources developed through its regulated utility experience. Over the past several years Virginia Power has developed a broad array of "non-traditional" products and services. Examples of non-traditional services include wholesale power marketing and telecommunications. Virginia Power also markets its services to other utilities in areas such as nuclear consulting and management and power distribution (i.e., transmission, distribution, engineering and metering services). Virginia Power is continuing to focus on new and existing programs to enhance customer satisfaction and energy efficiency.

  The aspects of Virginia Power's business in the Dominion Energy segment include its generation portfolio, trading and marketing activities, nuclear consulting services and energy services activities.

  Dominion Delivery includes Virginia Power's regulated electric transmission and distribution services, bulk power transmission, distribution and metering services and customer service. It continues to be subject to cost-based regulation.

Competition

  The structure of the electric industry in Virginia Power's service territory and throughout the United States has been relatively stable for many years. Recently, however, there have been both federal and state developments toward less regulation and increased competition. Electric utilities have been required to open up their transmission systems for non-discriminatory use by potential wholesale competitors. In addition, non-utility power marketers now compete with electric utilities in the wholesale generation market. At the federal level, retail competition is under consideration. Some states, including Virginia, have enacted legislation requiring retail competition.

  Currently, as in the past, there is no general retail competition in our principal service area. Today Virginia Power's only competition for retail sales arises when certain of its business customers move into another utility service territory, use other energy sources instead of electric power, or generate their own electricity. However, Virginia has adopted legislation requiring retail competition beginning in 2002 and North Carolina is considering retail competition. To the extent that competition is permitted, Virginia Power's ability to sell power at prices that will allow it to recover prudently incurred costs may be an issue. Additionally, Virginia Power is in the process of developing a retail access pilot program for implementation by the summer of 2000 in Virginia.

  Virginia Power continues to participate actively in both the legislative and regulatory processes relating to industry restructuring in an effort to ensure an orderly transition from a regulated environment. Virginia Power has also responded to the trends toward competition by cutting costs, re-engineering its core business processes and pursuing innovative approaches to serving traditional and future markets. In addition, Virginia Power is developing certain "non-traditional" products and services as described above in an effort to provide growth in future earnings.

  For additional information on our changing industry environment see FUTURE ISSUES--Dominion Delivery Business and Utility Operations of Dominion Energy under MD&A on pages 33 through 35 of the 1999 Annual Report to Shareholders.

Regulation

 General

  Many aspects of Virginia Power's business are presently subject to regulation by the Virginia Commission, the North Carolina Commission, FERC, the Environmental Protection Agency (EPA), Department of Energy (DOE), Nuclear Regulatory Commission (NRC), the Army Corps of Engineers and other federal, state and local authorities. Furthermore, with Dominion becoming a registered public utility holding company under the 1935 Act, both the Dominion Energy and Dominion Delivery businesses are now subject to regulation by the SEC.

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

  The Virginia Commission and the North Carolina Commission regulate Virginia Power's bundled rates for its Dominion Energy business and Dominion Delivery business for retail electric sales and FERC approves Virginia Power's rates for electric sales to wholesale customers.

  The following sections discuss various regulatory proceedings in which Virginia Power is or has recently been involved. Rate specific proceedings are discussed separately in the section below entitled Rates. Environmental matters are discussed separately in the section below entitled Environmental.

 Virginia

  Virginia Power is subject to the jurisdiction of the Virginia Commission, which has broad powers of supervision and regulation over public utilities, including rates, service regulations and sales of securities. The following is a description of recent Virginia proceedings. The affected segments are indicated parenthetically.

  In March 1998, the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators (ISO's), regional power exchanges (RPX's) and retail access pilot programs. The Order directed all investor-owned electric utilities to begin, in conjunction with the Virginia Commission Staff and other interested parties, to develop one or more ISO's and RPX's to serve the public interest in Virginia.

The Virginia Electric Utility Restructuring Act (Act), signed into law in 1999, requires that Virginia's incumbent electric utilities join or establish a regional transmission entity (RTE) by January 1, 2001, and seek authorization from the Virginia Commission to transfer operational control of their transmission facilities to the RTE. In May 1999, the Virginia Commission issued an Order Establishing Investigation and invited comments concerning the development of the rules required by the Act. Virginia Power submitted comments in June 1999 and reply comments in July 1999. In January 2000, the Virginia Commission issued an Order giving notice of, and requesting comments to, proposed rules and regulations establishing the elements of RTE structures to be applied by the Virginia Commission in determining whether to authorize the transfer of operational control of the transmission facilities to the RTE. Virginia Power submitted comments on the proposed rules and regulations in February 2000. Under the proposed rules, Virginia Power will be required to seek authorization to transfer operational control of its transmission facilities to a RTE on or before May 1, 2000. (Dominion Delivery)

  In addition, the March 1998 Order instructed Virginia Power and American Electric Power-Virginia (AEP), as the Commonwealth's two largest investor-owned utilities, each to design and file a retail access pilot program. In response, Virginia Power filed a report describing the details, objectives and characteristics of its proposed retail access pilot program and a hearing was held. Virginia Power is currently awaiting a Final Order. For more details on the proposed retail access pilot program, see FUTURE ISSUES--Competition-- Regulatory Initiatives under MD&A on page 34 of the 1999 Annual Report to Shareholders. (Dominion Energy and Dominion Delivery)

  In December 1999, the Virginia Commission issued orders approving the addition of two wholly-owned subsidiaries of Virginia Power Services, Inc., namely Evantage, Inc. (Evantage) and VP Property, Inc. (VP Property), to the Affiliate Services Agreement approved by the Virginia Commission in its September 1997 Order. In connection with the organization of Evantage and VP Property, the Virginia Commission issued two related orders approving the transfer of certain contracts and assets from Virginia Power to these subsidiaries. (Dominion Energy)

  In December 1999, in connection with the merger the Virginia Commission issued an order approving service and support agreements which provide for administrative management and other services for Dominion and its subsidiaries.

  In January 2000, Virginia Power filed an application with the Virginia Commission to build and operate two 160 Mw combustion turbine units in Caroline County, Virginia for additional peaking capacity. Virginia Power has obtained the applicable zoning permits for the construction of the generators and has applied for other required environmental permits. The Virginia Commission set a hearing date of May 23, 2000 to consider the application. (Dominion Energy)

 North Carolina

  The 1997 session of the North Carolina General Assembly created a study commission on the future of electric service in North Carolina. In October 1999, Duke Energy Corp. and Carolina Power and Light Company submitted a proposal to the study commission addressing certain municipal debt issues that must be resolved before a comprehensive restructuring plan can be developed. The North Carolina Commission continues to study the subject of deregulation in anticipation that the 2000 session of the General Assembly will consider the issue when it convenes in May of 2000. (Dominion Delivery and Dominion Energy)

 Federal

  The Federal Power Act subjects Virginia Power to regulation by FERC as a company engaged in the transmission or sale of wholesale electric energy in interstate commerce. The Energy Policy Act of 1992 (EPACT) and FERC's subsequent rulemaking activities allow FERC to order access for third parties to transmission facilities owned by another entity. This authority is limited, however, and does not permit FERC to issue orders requiring transmission access to retail customers. FERC has issued orders for third-party transmission service. FERC has also issued a number of rules of general applicability, including Orders 888, 889 and 2000. (Dominion Delivery)

  Pursuant to FERC's final rules, Virginia Power established an open access same-time information system (OASIS) which became operational January 1997. In addition, in July 1997 Virginia Power filed amendments to its existing rate tariff with FERC so that it could make wholesale power sales at market-based rates. Under a FERC order conditionally accepting Virginia Power's market-based rate schedule, Virginia Power began making market-based sales of wholesale power in 1997. FERC set for hearing the issue of whether transmission constraints limiting the transfer of power into Virginia Power's service territory would provide it with generation dominance in local markets. This issue was resolved through FERC's acceptance of an offer of settlement in which Virginia Power agreed to refrain from making sales under its market-based tariff to loads located within its service territory. This settlement did not preclude Virginia Power from requesting FERC authorization of such sales in the future, but until such authorization has been granted by FERC, agreements by Virginia Power to sell wholesale power to loads located within its service territory are to be at cost-based rates accepted by FERC. Virginia Power filed in February 2000 an application with FERC to make sales under its market based rate tariff to retail loads within its service territory to accommodate a retail access pilot program. Also, in February 2000, Virginia Power filed an application with FERC to amend its open access transmission tariff to accommodate the retail access pilot program. (Dominion Energy)

  In June 1999, Virginia Power, along with AEP, First Energy Corp., and Consumers Energy Company and The Detroit Edison Company, on behalf of themselves and their respective public utility operating company subsidiaries filed with FERC applications under Sections 205 and 203 of the Federal Power Act for approval of a proposed regional transmission organization. For more detail on the application, see Dominion Delivery-- Interconnections section below. (Dominion Delivery)

 Environmental

  The Dominion Energy business faces substantial regulation and compliance costs with respect to environmental matters. For discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance, see FUTURE ISSUES--Environmental Matters, Environmental Protection and Monitoring Expenditures, Clean Air Act Compliance, and Global Climate Change on pages 35 and 36 also see Virginia Power--Capital Requirements and DEI--Capital Requirements under MD&A on pages 30 and 31, respectively, in the 1999 Annual Report to Shareholders.

  From time to time Dominion may be identified as a potentially responsible party (PRP) with respect to a superfund site. EPA (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other and seek reimbursement from their insurance companies. As a result of the Superfund Act or other laws or regulations regarding the remediation of waste, Dominion may be required to expend amounts on remedial investigations and actions. Dominion does not believe that any currently identified sites will result in significant liabilities. For additional information regarding environmental matters see Item 3. LEGAL PROCEEDINGS below, FUTURE ISSUES--Environmental Matters on page 35 and Note Q to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 51 of the 1999 Annual Report to Shareholders.

  In accordance with applicable federal and state environmental laws, the Dominion Energy business has applied for or obtained the necessary environmental permits material to the operation of its generating stations. Many of these permits are subject to reissuance and continuing review.

 Nuclear Generation

  All aspects of the operation and maintenance of Virginia Power's nuclear power stations, which are a part of the Dominion Energy business, are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.

  From time to time, the NRC adopts new requirements for the operation and maintenance of nuclear facilities. In many cases, these new regulations require changes in the design, operation and maintenance of existing nuclear facilities. If the NRC adopts such requirements in the future, it could result in substantial increases in the cost of operating and maintaining nuclear generating units.

  One of the issues associated with the operation and decommissioning of nuclear facilities is disposal of spent nuclear fuel (SNF). The Nuclear Waste Policy Act of 1982 required the federal government to make available by January 31, 1998 a permanent repository for high-level radioactive waste and SNF. The federal government has not made such a repository available.

  In July 1995, the Virginia Commission instituted an investigation regarding SNF disposal. As directed, Virginia Power and others filed comments on legal and public policy issues related to SNF storage and disposal. In February 1996, the Virginia Commission Staff filed its report recommending that adoption of a definitive policy on SNF disposal issues be delayed pending the outcome of litigation against DOE concerning SNF acceptance, the outcome of proposed federal legislation concerning development of an interim storage facility and development of a vision of the likely outcome of the electric utility industry's restructuring efforts. The Virginia Commission consolidated the proceeding with Virginia Power's pending fuel cost recovery proceeding in October 1996. In March 1997, the Virginia Commission returned the SNF disposal issue to a separate proceeding. No procedural order has been issued, but the proceeding is pending.

  In response to DOE's insufficient progress towards providing a permanent repository for SNF, in January 1997, Virginia Power and numerous other electric utilities requested the United States Court of Appeals for the District of Columbia Circuit (the DC Circuit) to order DOE to begin accepting the utilities' SNF for disposal by January 31, 1998. In November 1997, the DC Circuit found that DOE's obligation to begin accepting SNF by the deadline is "unconditional" and that DOE may not excuse its delay on the grounds that delays were unavoidable. In February 1998, Virginia Power and other electric utilities requested the DC Circuit to require DOE to begin moving SNF, prohibit DOE from using the Nuclear Waste Fund (NWF) to pay damages and relieve utilities of their obligation to pay NWF fees unless and until DOE complies with its obligations. In May 1998, the DC Circuit refused to require DOE to begin moving SNF and found that utilities should pursue their remedies under their SNF contracts with DOE. In November 1998, the U.S. Supreme Court denied DOE's request for review of the DC Circuit's decisions. Virginia Power is considering whether to seek other remedies.

  When Virginia Power nuclear units cease to operate, Virginia Power will be obligated to decontaminate the facilities. This process is referred to as decommissioning, and Virginia Power is required by the NRC to prepare for it financially. For information on compliance with the NRC financial assurance requirements, see Note F to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 44 of the 1999 Annual Report to Shareholders.

  Virginia Power initiated the license renewal process for its nuclear power plants in mid-1999 with expected submission to the NRC in late 2003. If successful, NRC renewed licenses will extend the operation of Virginia Power's four nuclear units to 2032, 2033, 2038 and 2040 for Surry Units 1 and 2 and North Anna Units 1 and 2, respectively.

Rates

  The majority of Virginia Power's revenue is provided through bundled rate tariffs. Accordingly, the following discussion applies to both the Dominion Energy business' utility operations and the Dominion

Delivery business. 1999 electric service sales for Virginia Power included 70 million megawatt-hours of retail sales and 4.1 million megawatt-hours of sales to wholesale requirements contract customers and were composed of the following:

                                                                    1999
                                                             ------------------
                                                                 Percent of
                                                              Electric Service
                                                             ------------------
                                                             Revenues Kwh Sales
      Virginia retail:
        Non-Governmental
         customers................ Virginia Commission          81%       77%
        Governmental customers.... Negotiated Agreements        10        13
      North Carolina retail....... North Carolina Commission     5         4
      Wholesale*.................. FERC                          4         6
                                                               ---       ---
                                                               100%      100%
                                                               ===       ===

--------
* Excludes power marketing sales which are also subject to FERC regulation.

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

 Virginia

  Recent Virginia proceedings related to Virginia Power's rates include the following:

  . In June 1998, Virginia Power, the Staff of the Virginia Commission, the office of the Virginia Attorney General, the Virginia Committee for Fair Utility Rates and the Apartment and Office Building Association of Metropolitan Washington agreed to settle its pending rate proceedings before the Virginia Commission. In August 1998, the Virginia Commission approved the settlement with only a minor redistribution of the agreed rate reduction among customer classes. For provisions of the settlement, see Note C to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 43 of the 1999 Annual Report to Shareholders.

  . In August 1998, Virginia Power filed an application with the Virginia
    Commission to modify its cogeneration and small power production rates under Schedule 19. An evidentiary hearing was held on this matter in February 1999. The Hearing Examiner's report was issued in February 2000.

  . In December 1999, Virginia Power filed an application with the Virginia
    Commission for an increase in annual fuel revenues of approximately $104 million. A hearing was held in February 2000.

 North Carolina

  In support of Dominion's request for approval by the North Carolina Commission of its merger with CNG, Virginia Power and Dominion reached an agreement with the Public Staff of the North Carolina Commission whereby Virginia Power agreed not to request an increase in North Carolina retail electric base rates for both its Dominion Energy business and Dominion Delivery business until after December 31, 2005, except for certain events that would have a significant financial impact on Virginia Power. Such events could include any governmental action or an occurrence that is beyond Virginia Power's control and not attributable to its fault or negligence. However, fuel rates are still subject to change under the annual fuel cost adjustment procedures. The North Carolina Commission approved the merger subject to conditions agreed to by Dominion and Virginia Power in October 1999.

  In September 1999, Virginia Power filed an application with the North Carolina Commission for a $5.2 million increase in fuel rates for its Dominion Energy business. In December 1999, the North Carolina Commission approved the request. This increases the annual fuel rates and charges paid by the retail customers of North Carolina Power effective on January 1, 2000.

Sources of Power

 Dominion Energy--Utility Operations Generating Units

                                                            Type        Summer
                                               Years         Of       Capability
                                             Installed      Fuel         (Mw)
                                             --------- -------------- ----------
    Name of Station, Units and Location
    -----------------------------------
Nuclear:
  Surry Units 1 & 2, Surry, Va..............  1972-73     Nuclear        1,602
  North Anna Units 1 & 2, Mineral, Va.......  1978-80     Nuclear        1,790(a)
                                                                        ------
    Total nuclear stations..................                             3,392
                                                                        ------
Fossil Fuel:
  Steam:
    Bremo Units 3 & 4, Bremo Bluff, Va......  1950-58       Coal           227
    Chesterfield Units 3-6, Chester, Va.....  1952-69       Coal         1,250
    Clover Units 1 & 2, Clover, Va..........  1995-96       Coal           882(b)
    Mt. Storm Units 1-3, Mt. Storm, W. Va...  1965-73       Coal         1,587
    Chesapeake Units 1-4, Chesapeake, Va....  1953-62       Coal           595
    Possum Point Units 3 & 4, Dumfries, Va..  1955-62       Coal           322
    Yorktown Units 1 & 2, Yorktown, Va......  1957-59       Coal           326
    Possum Point Units 1, 2, & 5, Dumfries,
     Va.....................................  1948-75       Oil            929
    Yorktown Unit 3, Yorktown, Va...........     1974    Oil & Gas         818
    North Branch Unit 1, Bayard, W. Va......     1994    Waste Coal         74(c)
Combustion Turbines:
  33 units (7 locations)....................  1967-70    Oil & Gas         975
Combined Cycle:
  Bellmeade, Richmond, Va...................     1991    Oil & Gas         230
  Chesterfield Units 7 & 8, Chester, Va.....  1990-92    Oil & Gas         397
                                                                        ------
    Total fossil stations...................                             8,612
                                                                        ------
Hydroelectric:
  Gaston Units 1-4, Roanoke Rapids, N.C.....     1963   Conventional       225
  Roanoke Rapids Units 1-4, Roanoke Rapids,
   N.C......................................     1955   Conventional        99
  Other.....................................  1930-87   Conventional         3
  Bath County Units 1-6, Warm Springs, Va...     1985  Pumped Storage    1,260(d)
                                                                        ------
    Total hydro stations....................                             1,587
                                                                        ------
    Total generating unit capability........                            13,591
Net Purchases ..............................                             1,245
Non-Utility Generation .....................                             3,273
                                                                        ------
    Total Capability........................                            18,109
                                                                        ======

--------
(a) Includes an undivided interest of 11.6 percent (208 Mw) owned by Old Dominion Electric Cooperative (ODEC).
(b) Includes an undivided interest of 50 percent (441 Mw) owned by ODEC.
(c) Returned to service in May 1999.
(d) Reflects Virginia Power's 60 percent undivided ownership interest in the 2,100 Mw station. A 40 percent undivided interest in the facility is owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc.
    (AE).

  Virginia Power's highest one-hour integrated service area summer and all-time peak demand was 16,216 Mw on July 6, 1999, and an all-time high one-hour integrated winter peak demand of 15,072 Mw was reached on January 28, 2000.

Energy Output, Sources of Energy Used, Fuel Costs and Operations

  System energy output for Dominion Energy's utility operations by energy source and the average fuel cost for each are shown below. Fuel cost is presented in mills (one tenth of one cent) per kilowatt hour.

                                              1999         1998         1997
                                          ------------ ------------ ------------
                                          Source Cost  Source Cost  Source Cost
                                          ------ ----- ------ ----- ------ -----
Nuclear(*)...............................   35%   4.59   33%   4.71   34%   4.52
Coal(**).................................   38   13.73   42   13.21   40   13.54
Oil......................................    4   20.47    3   22.52    1   26.32
Purchased power, net.....................   19   23.95   19   21.85   23   21.54
Other....................................    4   28.98    3   27.27    2   30.65
                                           ---          ---          ---
  Total..................................  100%         100%         100%
                                           ===          ===          ===
  Average fuel cost......................        13.34        12.71        12.67

--------
 (*) Excludes ODEC's 11.6 percent ownership interest in the North Anna Power
     Station.
(**) Excludes ODEC's 50 percent ownership interest in the Clover Power
     Station.

 Dominion Energy--Nuclear Operations and Fuel Supply

    . In 1999, the Dominion Energy business' four nuclear units achieved a combined capacity factor of 95.2 percent.

    . Both long-term contracts and spot purchases are utilized to support its needs for nuclear fuel. Dominion Energy continually evaluate worldwide market conditions in order to ensure a range of supply options at reasonable prices. Current agreements, inventories and spot market availability will support current and planned fuel supply needs for fuel cycles into the early 2000's. Beyond that period, additional fuel will be purchased as required to ensure optimum cost and inventory levels.

    . In March 1999, Virginia Power, along with a consortium of companies, was awarded a contract by DOE for mixed oxide (MOX) fuel fabrication and reactor irradiation services. Virginia Power has determined that MOX fuel can be used safely and can potentially lower fuel costs. Furthermore, this program will improve international security by reducing plutonium stockpiles. Certain plant and site/facility modifications must be implemented to receive and utilize MOX fuel. DOE will reimburse Virginia Power for all plant and site/facility modifications as well as other MOX fuel implementation costs. Virginia Power expects to provide irradiation services beginning September 2007.

    . DOE did not begin the acceptance of SNF in 1998 as specified in Virginia Power's contract with DOE. However, on-site SNF pool and dry container storage at the Surry and North Anna Power Stations is expected to be adequate for its needs until DOE begins accepting SNF.

  For details on the issues of decommissioning, see Note F on page 44 and for nuclear insurance, see Note Q to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 51 of the 1999 Annual Report to Shareholders.

 Dominion Energy--Fossil Operations and Fuel Supply

  The fuel mix utilized by the Dominion Energy business' utility fossil operations consists of coal, oil and natural gas. During 1999, the fossil operations burned approximately 12 million tons of coal and utilized both long-term contracts and spot purchases to support their coal needs. Dominion Energy presently anticipates sufficient supplies of coal will be available at reasonable prices for the next 5 to 10 years. A sufficient supply of oil and natural gas is expected over the same period with stable prices.

  Virginia Power uses natural gas as needed throughout the year primarily for three combined-cycle units and combustion turbine units. For winter usage at the combined-cycle sites, gas is purchased and stored during the summer and fall and consumed during the colder months when gas supplies may not be available. Virginia Power has firm transportation contracts for the delivery of gas to its Chesterfield combined-cycle units.

 Purchases and Sales of Energy

  The Dominion Energy business' utility operations purchase electricity under long-term contracts with other suppliers to meet a portion of its own system capacity requirements, as well as for short-term sales transactions in the eastern United States. In addition to wholesale electric power transactions, Virginia Power also actively participates in the purchase and sale of natural gas in the open market.

  From the mid-1980's until the start of the 1990's, Virginia Power entered into a number of long-term purchase contracts for electricity now associated with the Dominion Energy business. At the end of 1999, 900 Mw of these purchases from other utilities ended, and by the end of the first quarter of 2000, an additional 200 Mw of diversity exchange transactions will be suspended. However, Virginia Power continues to have contracts with 56 non-utility generators with a combined dependable summer capacity of 3,273 Mw. During 1998, Virginia Power entered into a long-term agreement to purchase 566 Mw of electricity for sale to the wholesale market from two of three generating units at a plant constructed in Mississippi. For information on the financial obligations under these agreements, see Purchased Power Contracts, Note Q to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 51 of the 1999 Annual Report to Shareholders.

  In a continuing effort to mitigate its exposure to above-market long-term purchased power contracts, Virginia Power is evaluating its long-term purchased power contracts and negotiating modifications to their terms, including cancellations, where it is determined to be economically advantageous to do so.

  In 1997, Virginia Power executed three agreements now associated with both its Dominion Energy business and its Dominion Delivery business with ODEC which provide for the amendment of the parties' Interconnection and Operating Agreement (I&O Agreement). The first agreement provides for the transition from cost-based rates for capacity and energy purchases by ODEC to market-based rates by 2002. The second two agreements are the Service and Operating Agreements for Network Integration Transmission Service, which unbundled the transmission services provided to ODEC under the I&O Agreement.

 Dominion Energy--Future Sources of Power

  Both the Hoosier 400 Mw long-term purchase contract and the AEP 500 Mw long-term purchase contract expired on December 31, 1999. Virginia Power presently anticipates adding peaking capacity beginning in the year 2000 to meet its anticipated annual load growth of two percent. In addition, work was completed and the North Branch unit was returned to service in May 1999.

  In May 1999, the Virginia Commission approved the construction of four gas-fired combustion turbine generator units in Fauquier County, Virginia. A Petition to Appeal the approved units, filed by an opposing party in July 1999, was dismissed by the Virginia Supreme Court in December 1999; however, the opposing party filed a request for rehearing in December 1999. The same party appealed the air permit issued to Virginia Power by the Virginia Department of Environmental Quality; however, such appeal was withdrawn on January 18, 2000.

  In January 2000, Virginia Power filed an application with the Virginia Commission to build and operate two 160 Mw combustion turbine units in Caroline County, Virginia for additional peaking capacity. Virginia Power has obtained the applicable zoning permits for the construction of the generators and has applied for other required environmental permits. The Virginia Commission has set a hearing date in May 2000 to consider this request. Commercial operation is planned to begin in June 2001.

Dominion Delivery--Interconnections

  The Dominion Delivery business maintains major interconnections with Carolina Power and Light Company, AEP, AE and the utilities in the Pennsylvania-New Jersey-Maryland Power Pool. Through this major transmission network, it has arrangements with these utilities for coordinated planning, operation, emergency assistance and exchanges of capacity and energy.

  In June 1999, Virginia Power, together with AEP, Consumers Energy Company, The Detroit Edison Company and First Energy Corporation, on behalf of themselves and their public utility operating company subsidiaries (Alliance Companies), filed with FERC applications under Sections 205 and 203 of the Federal Power Act for approval of the proposed Alliance Regional Transmission Organization (Alliance RTO).

  In December 1999, FERC issued an Order under Section 203 of the Federal Power Act granting the application, subject to certain conditions and requirements discussed in the Order and directing the Alliance Companies to submit a compliance filing as discussed in the Order. On January 19, 2000, the Alliance Companies filed an application seeking rehearing of certain conditions and requirements of the Order. In February 2000, the Alliance Companies filed amendments to the Alliance RTO documents to comply with certain conditions and requirements of the Order.

  Also in December 1999, FERC issued Order 2000 which amended its regulations to advance the formation of Regional Transmission Organizations (RTOs). The regulations require that each public utility that owns, operates, or controls transmission facilities make certain filings with respect to forming and participating in an RTO. FERC also codified minimum characteristics and functions that a transmission entity must satisfy in order to be considered an RTO. In January 2000, the Alliance Companies filed an application seeking rehearing of certain provisions of the Order.

                    Dominion Energy--Non-Utility Operations

  DEI, the entity in which Dominion Energy's non-utility generation operations are conducted, is active in the competitive electric power generation business. Dominion Energy's non-utility operations are involved in power projects in five states, including the Kincaid Power Station, a 1,108 Mw coal-fired station and Elwood Energy; a 600 Mw gas fired peaking facility in Illinois; two geothermal projects and one solar project in California; four small hydroelectric projects in New York; a waste coal-fueled project in West Virginia and a waste wood- and coal-fueled project in Maine.

  For information on the sale of DEI's Latin American assets, see Recent Developments on page 1 above.

  For information regarding Dominion Energy's transition to a competitive market for electric generation, see the Introduction to MD&A on page 26 and FUTURE ISSUES--Dominion Energy on page 35 under MD&A of the 1999 Annual Report to Shareholders.

  For additional information concerning foreign operation risks, see MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT--Foreign Risks on page 38 under MD&A of the 1999 Annual Report to Shareholders.

  For information regarding environmental regulation and Dominion Energy, see Regulation--Environmental above.

                       Dominion Exploration & Production

  DEI, the entity in which the Dominion E&P business was conducted until the completion of the CNG merger, is active in the development, exploration and operation of oil and natural gas reserves. Dominion E&P is involved in oil and natural gas development and exploration in Canada, the Appalachian Basin, the Michigan Basin, the Illinois Basin, the Black Warrior Basin, the Uinta Basin, the San Juan Basin, the Gulf Coast and the Mid-Continent, and owns net proved oil and natural gas reserves in key regions of the United States and Canada.

  For additional information concerning foreign operation risks, see MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT--Foreign Risks on page 38 under MD&A of the 1999 Annual Report to Shareholders.

  For additional information on industry structure and competitive factors relevant to the Dominion E&P business, see CNG--Gas Competition--Exploration and Production below.

           FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

  See Note (R) to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 53 of the 1999 Annual Report to Shareholders.

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

  For additional information, see FUTURE ISSUES--Dominion Capital under MD&A on page 36 of the 1999 Annual Report to Shareholders.

                 CAPITAL REQUIREMENTS AND FINANCING PROGRAM--
              DOMINION ENERGY, DOMINION DELIVERY AND DOMINION E&P

  See LIQUIDITY AND CAPITAL RESOURCES under MD&A on pages 29 through 32 of the 1999 Annual Report to Shareholders.

                                      CNG

  CNG operates in all phases of the natural gas industry including exploration for and production of oil and natural gas in the United States as well as Canada. Its various retail gas subsidiaries serve approximately 1.9 million residential, commercial, industrial and transportation customers in Ohio, Pennsylvania, Virginia and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries and non-affiliated utilities and end use customers in the Midwest, the Mid-Atlantic and the Northeast states. CNG has an equity ownership interest in a pipeline extending from Canada to New York and New England.

Government Regulation

  CNG remains subject to regulation under the 1935 Act. CNG Transmission and Consolidated LNG are "natural-gas companies" subject to the Natural Gas Act of 1938, as amended. CNG Transmission's interstate transportation and storage activities are regulated under such Act and are conducted in accordance with tariffs and service agreements on file with FERC. CNG Power Services and CNG Retail, public utilities as defined by section 201 of the Federal Power Act, are also subject to limited FERC regulation. The distribution subsidiaries are subject to regulation by the utility commissions in the states within which they operate. Additionally, CNG Retail is classified as a public utility in Pennsylvania for the limited purpose of its participation in the Pennsylvania electric retail access programs.

  Certain CNG subsidiaries are subject to various provisions of the five statutes which are referred to as the National Energy Act of 1978. One of these statutes, the National Energy Conservation Policy Act, requires utilities to offer home energy audits and other assistance to residential customers.

  The Natural Gas Pipeline Safety Act of 1968 (which, among other things, authorizes the establishment and enforcement of federal pipeline safety standards) subjects the interstate pipeline of CNG Transmission to the safety jurisdiction of the Department of Transportation. Intrastate facilities remain within the safety jurisdiction of the state regulatory agencies, presuming compliance by such agencies with certain prerequisites contained in such Act.

  CNG is subject to the provisions of various federal laws dealing with the protection of the environment. CNG Transmission and certain of the distribution subsidiaries are subject to the Federal Clean Air Act and the Federal Clean Air Act Amendments of 1990 which added significantly to the existing requirements established by the Clean Air Act. In addition, the subsidiary companies are subject to the environmental laws and regulations of state and local governmental authorities in the areas within which the subsidiaries have operations or facilities.

  CNG has an interest in the following foreign utility and pipeline companies: an electric utility company in Argentina, which is subject to regulation at the federal and provincial level; Argentine gas utility companies, which are regulated at the federal level; pipelines in Australia, which are currently subject to state regulation, and will become subject to national regulation being developed by the Commonwealth and state and territorial governments.

Gas Competition

  Various regulatory and market trends have combined to increase competition for CNG in recent years, and for the energy industry in general. These factors include: federal and state regulatory efforts, such as FERC's various initiatives to increase competition in both the gas and electric industries; the overall availability of energy nationwide; competition from producers and other sellers and brokers of gas for the retail and wholesale markets; expansion of competition among distribution companies for industrial and commercial customers; competition with existing and proposed pipelines and projects to import gas from Canada and other foreign countries; and competition with other energy forms, such as electricity, fuel oil and coal.

  FERC Order No. 636 (Order 636) significantly increased competition in the natural gas industry. In the restructured marketplace, local gas utilities and large-volume end users, including former pipeline sales customers, bear all the responsibilities and risks for arranging the procurement of their gas supplies and contracting with pipelines to transport purchases. However, as CNG distribution subsidiaries had been managing a part of their own gas supplies for a number of years, the transition to a more competitive environment under Order 636 did not have a significant impact on their operations. Storage facilities owned and operated as part of CNG distribution and transmission operations, as well as acquired storage capacity, have become even more important factors in gas supply management.

 Gas and Electric Industry Developments

  Gas industry competition at the retail level is receiving increased attention from both regulators and legislators. Governments in three of the states in which CNG operates distribution subsidiaries have enacted or considered legislation regarding deregulation of natural gas at the retail level. In Ohio, a 1996 law established customer choice as a state policy in the supply of natural gas services. Implementation of the law, which allows retail customers to obtain gas from an array of suppliers, is under way. In Pennsylvania, legislation was enacted to unbundle gas utility merchant functions and permit the Pennsylvania Public Utility Commission to certify marketers, in addition to gas utilities, as suppliers of last resort, creating competition in a traditional gas utility function. Virginia is currently operating under a one-year unbundling pilot program, enacted in 1999. The Virginia General Assembly is currently considering legislation to make the program permanent.

  In addition to restructuring of the gas industry, the emerging unbundling of services provided by electric utilities is leading toward the convergence of the two industries to create one overall, highly competitive marketplace for a customer's total energy needs. Regulators and legislators at the federal level and in many states are considering, or are already implementing, initiatives to promote increased competition in the electric industry. A major development was the issuance in 1996 of FERC Orders 888 and 889. By requiring open access to the national electric transmission grid, Order 888 fosters increased competition in both the generation of electricity and the supply of bulk power to major wholesale customers. The companion order, Order 889, addresses the timing, information access and other administrative details associated with FERC deregulation initiative. Congress also is considering legislation intended to facilitate the move to competition in the electric industry.

  Although progress status varies, pro-competition electric legislation is at least under consideration in many states. In Ohio, legislation enacted in 1999 will allow all consumers to choose their electric supplier beginning January 1, 2001. In Pennsylvania, all consumers may now choose their supplier. Competition is also forthcoming in Virginia, where in 1999 the General Assembly passed the "Utility Restructuring Act" which will phase in customer choice between 2002 and 2004. Regulators and legislators in West Virginia are also debating issues related to electric industry restructuring.

  Recent and pending regulatory actions may serve to further facilitate more business combinations in the energy industry. FERC has streamlined its regulatory review process regarding pending mergers.


 Distribution

  Distribution subsidiaries generally operate in long-established service areas and have extensive facilities already in place. Growth in CNG's traditional service areas in Ohio, Pennsylvania and West Virginia is limited in that natural gas is already the fuel of choice for heating and for most significant industrial applications. These areas have experienced minimal population growth in recent years, and almost all customers have become more energy efficient, resulting in lower gas usage per customer. In addition, the economies of these areas, which were formerly based mainly on heavy industry, have diversified with increased emphasis on high technology and service-oriented firms. Growth in the retail sales market has largely been at VNG, due to customer conversions from other energy sources and the past expansion of its service territory (for additional information, see Recent Developments above).

  The Clean Air Act may also provide opportunities for increased throughput in CNG's distribution markets. CNG is promoting the use of natural gas as a means for industrial customers and electric generators to reduce emissions. The Clean Air Act and the Energy Policy Act of 1992 contain a number of provisions relating to the use of alternative fuel vehicles. CNG is participating in various programs to demonstrate the advantages and environmental benefits of natural gas powered vehicles.

  Competition in the markets served by the distribution subsidiaries continues to increase. As the gas industry has restructured and government regulations have changed, a marketplace has evolved with new and traditional competitors-- the usual oil and electric companies, other gas companies, producers seeking to gain direct access to CNG's customers, and gas brokers and dealers seeking to supplant supplies with spot market gas. Natural gas faces price competition with other energy forms, and certain of the distribution companies' industrial customers have the ability to switch to fuel oil or coal if desired. In addition, competition is increasing among local distribution companies to provide gas sales and transportation services to commercial and residential customers.

Currently, local distribution companies operate in what are essentially dual markets--a traditional utility market, where a utility has an obligation to provide service and offers a "bundled" package of services to all customers; and a "contract" market, where obligations are defined by contract terms. In the latter market, large customers can elect individually or in various combinations whatever gas supplies, storage and/or transportation services they require. CNG has responded to this competitive environment by offering a variety of firm and interruptible services, including gas transportation, storage, supply pooling and balancing, and brokering, to industrial and commercial customers. Also, residential customers in certain of CNG's service territories can choose an alternative source of gas supply.

 Transmission

  CNG Transmission operates a regional interstate pipeline system with the principal pipeline and storage facilities located in Ohio, Pennsylvania, West Virginia and New York. CNG Transmission offers gas transportation, storage and related services to its affiliates, as well as to utilities and end users in the Northeast, Mid-Atlantic and Midwest regions of the country.

  The changing regulatory environment has provided CNG Transmission and other pipeline companies with a number of opportunities for expansion. CNG Transmission has taken advantage of selected market expansion opportunities, concentrating its efforts primarily in the Northeast and along the East Coast. CNG Transmission's large underground storage capacity and the location of its gridlike pipeline system as a link between the country's major gas pipelines and large markets on the East Coast have been key factors in the success of these expansion efforts. CNG's pipelines are part of an interconnected gas transmission system which will continue to enable retail end users to take advantage of the accessibility of supplies nationwide as gas utilities unbundle services at the retail level (see Gas and Electric Industry Developments above).

  CNG Transmission competes with domestic as well as Canadian pipeline companies and gas marketers seeking to provide or arrange transportation, storage and other services for customers. Also, certain end users have the ability to switch to fuel oil or coal if desired. Although competition is based primarily on price, the array of services that can be provided to customers is also an important factor. The combination of capacity rights held on certain longline pipelines, a large storage capability and the availability of numerous receipt and delivery points along its own pipeline system enables CNG Transmission to tailor its services to meet the individual needs of customers.

 Exploration and Production

  Exploration and production operations are conducted by CNG Producing in several of the major gas and oil producing basins in the United States, both onshore and offshore. In this highly competitive business, CNG competes with a large number of entities ranging in size from large international oil companies with extensive financial resources to small, cash flow-driven independent producers.

  CNG Producing faces significant competition in the bidding for federal offshore leases and in obtaining leases and drilling rights for onshore properties. Since CNG Producing is the operator of a number of properties, it also faces competition in securing drilling equipment and supplies for exploration and development.

  The marketing of gas and oil is highly competitive with price being the most significant factor. Gas producers throughout the industry, including CNG Producing, face a diverse and active market with purchasers seeking to balance the advantage of spot market supplies with the security of longer-term contracts. The growth of gas and energy marketing firms has added to the competition for CNG Producing. When the economics warrant, CNG attempts to sell its gas production under long-term contracts to customers such as electric power generators and others that require a secure source of supply. However, these arrangements represent only a portion of CNG's gas production. Further, the deliverability of gas produced is influenced by competition for downstream pipeline transportation capacity. CNG continues to develop marketing strategies, contracts and arrangements to address customer needs for intermediate and long-term gas supplies as well as swing, peaking and other energy services. In addition, in the ordinary course of business, CNG Producing participates in price risk management activities to manage exposure to price risk in connection with the production and sale of natural gas and oil.

  The exploration for and production of gas and oil is subject to various federal and state laws and regulations which may, among other things, address environmental matters and limit well drilling activity and volumes produced. Changes in these laws and regulations can impact the exploration and production operations.

Gas Supply

 General

  CNG's gas supply is obtained from various sources including: purchases from major and independent producers in the Southwest and Midwest regions; purchases from local producers in the Appalachian area; purchases from gas marketers; production from Company-owned wells in the Appalachian area, the Southwest, Midwest and offshore; and withdrawals from CNG's and third party underground storage fields.

  Regulatory actions, economic factors, and changes in customers and their preferences continue to reshape CNG's gas sales markets. A significant number of industrial and commercial customers and a growing number of residential customers currently purchase a large portion of their gas supplies from producers and marketers, and contract with the transmission and/or distribution subsidiaries for transportation and other services. Since these customers are less reliant on the distribution subsidiaries for sales service, the volume of gas that these subsidiaries must obtain to meet sales requirements has been reduced. This trend is likely to continue as the state regulators continue unbundling services at the retail level. With the exception of Hope Gas, the distribution subsidiaries continue to purchase gas supplies for their remaining merchant customers and recover the costs through their approved rates. CNG Retail and Hope Gas (under a negotiated rate moratorium through December 31, 2001) have the responsibility and assume the price risk for obtaining its own gas supplies to meet customer needs.

  CNG's available gas supply in 1999 was again in a surplus position--where available supplies exceeded sales requirements. Considering CNG's large storage capacity, the volumes obtainable under its firm interstate pipeline capacity and gas supply contracts, CNG-owned gas reserves, and assuming the future availability of spot market gas, CNG believes that supplies will be available to meet sales requirements for at least the next several years.

 Gas Purchased

  CNG has continued to purchase volumes from the accessible producing basins using its firm capacity resources. These purchased supplies include Appalachian resources in Ohio, Pennsylvania and West Virginia, and production from the Gulf Coast, Mid-Continent and offshore areas. Gas purchase contract terms have continued to undergo transformation initiated with the removal of CNG Transmission and other gas pipelines from the merchant function. Much of the supply is purchased under seasonal or spot purchase agreements. While the average term of CNG's gas purchase agreements has declined, the reliability of supply has been adequate. The availability of supplies and heightened competition have forged a viable market which has proven capable of satisfying the firm delivery requirement for supplies to CNG's markets in a highly reliable manner.

  At December 31, 1999, CNG's subsidiaries had 347.3 Bcf of firm annual transport capacity on various pipelines to move supplies from purchase locations to market, yielding deliveries of up to 0.9 Bcf of gas a day. These pipelines include CNG Transmission, Tennessee Gas Pipeline Company, Panhandle Eastern Pipe Line Company, Texas Eastern Transmission Corporation, ANR Pipeline Company, Texas Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation, Columbia Gas Transmission Corporation, Columbia Gulf Transmission Company, Trunkline Gas Company, National Fuel Gas Supply Corporation and Equitrans, Inc.

 Gas Storage

  CNG's underground storage facilities play an important part in balancing gas supply with sales demand and are essential to servicing CNG's large volume of space-heating business. In addition, storage capacity is an important element in the effective management of both gas supply and pipeline transport capacity. CNG operates 26 underground gas storage fields located in Ohio, Pennsylvania, West Virginia and New York. CNG owns 21 of these storage fields and has joint-ownership with other companies in five of the fields. The total designed capacity of the storage fields is approximately 885 Bcf. CNG's share of the total capacity is about 669 Bcf. About one-half of the total capacity is base gas which remains in the reservoirs at all times to provide the primary pressure which enables the balance of the gas to be withdrawn as needed.

  CNG Transmission operates 719 Bcf of the total designed storage capacity and owns 503 Bcf of CNG's capacity. CNG Transmission utilizes a large portion of its turnable capacity to provide approximately 265 Bcf of gas storage service for others. This service is provided principally to affiliates, end users and many of CNG Transmission's former wholesale gas sales customers who primarily serve consumers in the Northeast.

  Two of the distribution subsidiaries, East Ohio Gas and Peoples Natural Gas, own and operate the remaining 166 Bcf of storage capacity. In addition to owning their own storage, these companies, as well as several of the other subsidiaries, have access to a portion of the storage capacity operated by CNG Transmission. CNG's distribution subsidiaries also have capacity available in storage fields owned by others. CNG controls other acreage in the Appalachian area suitable for the development of additional storage facilities which would enable further expansion of capacity to meet possible future storage needs.

 Gas and Oil Producing Activities

  CNG's total gas production in 1999 amounted to 181.6 Bcf, and oil production was 10.3 million barrels.

  CNG's gas wellhead prices in 1999 averaged $2.25 a thousand cubic feet
(Mcf). CNG's average gas wellhead prices are generally higher and less volatile than industry spot prices since its average price reflects a mix of longer-term contracts and the impact of price risk management activities. However, due to market-based pricing mechanisms under many of the contracts, CNG's gas prices generally follow industry trends. The average oil wellhead price in 1999 was $13.19 a barrel, consistent with the general increase in world oil prices. CNG's average oil wellhead prices also reflect the impact of price risk management activities.

  The following table sets forth 1999 drilling activity by region:

                                          Wells Drilled
                                     -------------------------
                                     Exploratory  Development
                                     ------------ ------------
                                     Gross  Net   Gross  Net
                                     ------ ----- ------ -----
             Onshore (Southwest and
              West)                       9     4      9     9
             Gulf of Mexico              10     6     12     5
             Appalachian Region           7     3     38    36
             Canada                      --    --     10     2
                                      ----- -----  ----- -----
               Total                     26    13     69    52
                                      ===== =====  ===== =====

  Of the total 95 wells drilled in 1999, 83 were successful. Of the 26 exploratory wells drilled, 16 were successful.

Gas Sales, Supply, Transportation and Storage Statistics
(Continuing operations--excludes affiliated transactions)

-------------------------------------------------------------------------------
Years Ended December 31,       1999      1998      1997       1996      1995
-------------------------------------------------------------------------------
Gas Sales Revenues
 (Millions)
Regulated
 Residential                 $1,109.3  $1,089.9  $ 1,449.1  $1,346.1  $1,214.2
 Commercial                     274.2     267.6      369.7     361.6     345.9
 Industrial                      12.5      13.4       22.8      30.6      32.6
 Wholesale                        1.2       2.8        9.4      15.4       4.7
Nonregulated                    607.9     494.4      433.4     396.1     239.8
                             --------  --------  ---------  --------  --------
  Total(a)                   $2,005.1  $1,868.1  $ 2,284.4  $2,149.8  $1,837.2
                             ========  ========  =========  ========  ========
Average Sales Rates per Mcf
Regulated
 Residential                 $   6.51  $   6.82  $    6.97  $   6.15  $   5.71
 Commercial                      5.71      6.04       6.19      5.41      4.95
 Industrial                      5.22      5.32       5.33      4.47      4.49
 Wholesale                         (b)       (b)        (b)       (b)       (b)
Nonregulated                     2.48      2.39       2.53      2.48      1.94
  Weighted average           $   4.30  $   4.51  $    5.16  $   4.74  $   4.44
                             ========  ========  =========  ========  ========
Gas Requirements (Bcf)
Regulated gas sales
 Residential                    170.4     159.9      207.8     218.7     212.5
 Commercial                      48.1      44.3       59.7      66.8      69.8
 Industrial                       2.4       2.5        4.3       6.9       7.3
 Wholesale                         .2        .4         .2       1.8        .3
Nonregulated gas sales          244.9     207.1      171.0     159.7     123.5
                             --------  --------  ---------  --------  --------
  Total sales                   466.0     414.2      443.0     453.9     413.4
Used and unaccounted for         59.4      37.7       29.0      23.3      37.8
                             --------  --------  ---------  --------  --------
  Total requirements            525.4     451.9      472.0     477.2     451.2
                             ========  ========  =========  ========  ========
Gas Supply (Bcf)
Purchased gas                   325.7     294.8      295.9     353.2     323.5
Storage (input) withdrawal       18.1       (.4)      18.0     (23.5)     20.5
Gas Produced
 Gulf region                    123.0     111.4      116.5     108.1      68.3
 Appalachian area                28.1      26.6       25.8      26.0      27.2
 Other areas                     30.5      19.5       15.8      13.4      11.7
                             --------  --------  ---------  --------  --------
  Total produced                181.6     157.5      158.1     147.5     107.2
                             --------  --------  ---------  --------  --------
  Total supply                  525.4     451.9      472.0     477.2     451.2
                             ========  ========  =========  ========  ========
Purchased Gas Costs
 (Millions)(c)               $  911.7  $  900.4  $ 1,114.1  $  963.2  $  864.6
                             --------  --------  ---------  --------  --------
Average Purchase Rates per
 Mcf(c)                      $   2.94  $   2.95  $    3.39  $   3.37  $   2.73
                             --------  --------  ---------  --------  --------
Gas Transportation
Revenues (Millions)          $  442.5  $  416.7   $  369.1  $  297.9  $  345.2
                             --------  --------  ---------  --------  --------
Gas Transported (Bcf)           660.1     641.2      736.0     754.0     743.3
                             ========  ========  =========  ========  ========
Gas Stored at December 31
 (Bcf)                          377.0     397.2      407.2     426.2     406.4
                             ========  ========  =========  ========  ========

--------
(a) Amount for 1999 includes total gas revenues of $190.2 million attributable to VNG.
(b) Demand charges and low sales volumes produce an average rate which is not meaningful.
(c) Includes transportation charges.

International Activities

  CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Latin America. During the fourth quarter of 1999, CNG decided to focus on the United States oil and gas markets and, accordingly, has now begun exploring the sale of CNG International. CNG International's net assets totaled $251 million at December 31, 1999.

Rate Matters

  The regulated subsidiaries continue to seek general rate increases on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, certain distribution companies make separate filings with their respective regulatory commissions to reflect changes in the costs of purchased gas. CNG's regulated subsidiaries filed no new general rate cases during 1999, nor were there any outstanding cases requiring settlement.

CNG Properties

  CNG's main properties and investments are located in Pennsylvania, Ohio, Virginia, West Virginia, New York and from the Midwest, Mid-Atlantic and Northeast states including Canada, Argentina and Australia.

  CNG's total gross investment in property, plant and equipment was $9 billion at December 31, 1999 (this total excludes $546.1 million of property, plant and equipment attributable to VNG, the net assets of which were classified as held for sale at December 31, 1999). The largest portion of this investment (59%) is in facilities located in the Appalachian area. Another significant portion (28%) is located in the Gulf of Mexico.

  Of the $9 billion investment, $4.6 billion is in production and gathering systems, of which 66% is invested in the Gulf of Mexico and the Gulf coast and 21% in the Appalachian area. CNG's production subsidiary, CNG Producing, accounts for $4.1 billion of the $4.6 billion investment, and CNG Transmission and the distribution subsidiaries account for the remaining $.5 billion. In addition to wells (58 productive and 7 dry) and acres (1,993,340 gross and 1,562,493 net developed and 862,740 gross and 499,215 net undeveloped), this investment includes 6,660 miles of gathering lines which are located almost entirely within the Appalachian area.

  CNG's investment in its gas distribution network includes 26,515 miles of pipe, exclusive of service pipe, the cost of which represents 61% of the $1.7 billion invested in the total function.

  CNG's storage operation consists of 26 storage fields, 334,050 acres of operated leaseholds, 2,067 storage wells and 798 miles of pipe. The investment in storage properties is $711 million, including $56 million of cushion gas stored.

  Of the $1.6 billion invested in transmission facilities, 66% represents the cost of 6,814 miles of pipe required to move large volumes of gas throughout CNG's operating area.

  CNG has 94 compressor stations with 484,435 installed compressor horsepower. Some of the stations are used interchangeably for several functions.

  CNG's investment in its natural gas system is considered suitable to do all things necessary to bring gas to the consumer. CNG's properties (including the properties of VNG) provided the capacity to meet a record system peak day sendout, including transportation service, of 11.4 Bcf (of which .4 Bcf was attributable to VNG) on February 6, 1995. The system peak day sendout in 1999 was 8.0 Bcf (of which .3 Bcf was attributable to VNG) on January 5.

                              ITEM 2. PROPERTIES

  Dominion leases its principal executive offices in Richmond, Virginia. It owns the principal executive office building of Virginia Power in Richmond, Virginia. CNG's principal executive office building in Pittsburgh, Pennsylvania is leased. Dominion's assets consist primarily of its investments in its subsidiaries, the principal properties of which are described in Item
1. BUSINESS above under the following headings:

  . Dominion Energy--Utility Operations and Dominion Delivery (Virginia
    Power)--Sources of Power-- Dominion Energy--Utility Operations Generating Units

  .  Dominion Energy--Non-Utility Operations

  .  Dominion E&P

  .  CNG--CNG Properties

  Because our business segments include operations conducted in more than one legal entity and some of our subsidiary legal entities operate in more that one business segment, our segments share many of our facilities, particularly office facilities.

  In connection with a portion of the Dominion Delivery business that Virginia Power operates, right-of-way grants from the apparent owners of real estate have been obtained for most electric lines, but underlying titles have not been examined except for transmission lines of 69 Kv or more. Where rights of way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly owned property, as to which permission for use is generally revocable. Portions of our transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, surplus capacity in the line if any exists.

                           ITEM 3. LEGAL PROCEEDINGS

  From time to time, Dominion and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by us, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there may be administrative proceedings on these matters pending. In addition, in the normal course of business, Dominion and its subsidiaries are in involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the company's financial position, liquidity or results of operations.

  See Regulation and Rates under Virginia Power under Item 1. BUSINESS for information on various regulatory proceedings.

  In April 1999, Virginia Power was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill prevention, control and countermeasures (SPCC) plans and facility response plan (FRP) requirements at one of its power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, Virginia Power may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to have a material impact on Virginia Power's financial condition or results of operations.

  In August 1999, Virginia Power identified matters at certain other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements. Virginia Power reported these matters to the EPA and in December 1999 submitted revised FRP and SPCC plans. Presently, the EPA has not assessed any penalties against Virginia Power pending its review of Virginia Power's disclosure information. Future resolution of these matters is not expected to have a material impact on Virginia Power's financial condition or results of operations.

  In November 1999 and September 1999, Virginia Power received notices from the Attorney Generals of Connecticut and New York, respectively, of their intention to file suit against Virginia Power for alleged violations of the Clean Air Act. The notices question whether modifications at certain Virginia Power generating facilities were properly permitted under the Clean Air Act and allege that emissions from these facilities have damaged public health and the environment in the Northeast. To date, no suits have been filed. Virginia Power believes that it is one of a number of companies with fossil fuel power generating stations in the southeast and central U.S. to have received such notifications. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities and that any suits filed by the Attorney Generals will not have a material impact on its financial condition or results of operations.

  On August 1990, CNG Transmission entered into a Consent Order and Agreement with the Commonwealth of Pennsylvania Department of Environmental Protection
(DEP) in which CNG Transmission has agreed with the DEP's determination of certain violations of the Pennsylvania Solid Waste Management Act, the Pennsylvania Clean Streams law and the rules and regulations promulgated thereunder. No civil penalties have been assessed. Pursuant to the Order and Agreement, CNG Transmission continues to perform sampling, testing and analysis, and conducts a program of remediation at some of its Pennsylvania facilities. Total remediation costs in connection with these sites and the Order and Agreement are not expected to be material with respect to CNG's financial position, results of operations or cash flows. CNG has recognized an estimated liability amounting to $6.7 million at December 1999, for future costs expected to be incurred to remediate or mitigate hazardous substances at these sites and at facilities covered by the Order and Agreement.

  The DEP has proposed a penalty of $380,000 related to a hydrocarbon spill in February 1998 at a CNG Transmission facility in Aliquippa, Beaver County, Pennsylvania. CNG Transmission has agreed to settle the matter by contributing $280,000 to a Supplemental Environmental Program (SEP) and $100,000 directly to the DEP. Under the SEP, several environmental programs will be undertaken which are intended to benefit the Conversation District of Beaver County, Pennsylvania.

  In April 1999, CNG was served with a purported Class Action Complaint, Civil Action No. 17114-NC, styled Gerold Garfinkel v. Raymond E. Galvin, Paul E. Lego, Margaret A. McKenna, William S. Barrack, Jr., Steven A. Minter, J. W. Connolly, George A. Davidson, Jr., Richard P. Simmons, and Consolidated Natural Gas Company. The Complaint was filed in the Delaware Court of Chancery in April 1999. The Complaint seeks injunctive relief in the form of an order to the individual Board members to sell CNG for the highest value to the shareholders, an accounting of any damages resulting from any failure to sell it for the highest value, a determination with respect to the reasonableness of the break-up fee in the agreement with Dominion and other miscellaneous relief. The Complaint also seeks an award of costs and attorneys' fees. Several additional purported Class Action Complaints against CNG and its directors seeking essentially the same relief have been combined with this action. CNG has moved to dismiss. In February 2000, the plaintiff filed a status report indicating they will circulate a stipulation for dismissal without prejudice.

  A qui tam action (one in which the plaintiff sues for the government as well as for itself, and gets to keep part of the recovery) was brought by Jack Grynberg, an oil and gas entrepreneur, against a major part of the gas industry, including CNG and several of its subsidiaries. The complaint, which was filed in July 1997, was under seal pending Department of Justice review. The Department of Justice declined to intervene and the seal was lifted in May 1999. CNG was served in the Western District of Louisiana in May 1999. The suit alleges fraudulent mismeasurement of gas volumes and underreporting of gas royalties from gas production taken from federal leases. The cases have been removed to the Eastern District of Wyoming, where a motion to dismiss will be filed by CNG.

  A class action was filed by Quinque Operating Co. and others against approximately 300 defendants, including CNG and several of its subsidiaries, in Stevens County Kansas. The complaint, which was served on CNG and its subsidiaries in September 1999, alleged fraud, misrepresentation, conversion and assorted other claims, in the measurement and payment of gas royalties from privately held gas leases. The cases have been moved to the U.S. District Court of Kansas, pending consolidation with the Grynberg case.

  CNG believes the above complaints to be without merit and believes that the ultimate resolution of the issues will not have a material adverse effect on CNG's financial position, results of operations, or cash flows.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Name and Age                   Business Experience Past Five Years
         ------------                   -----------------------------------
 George A. Davidson, Jr. (61) Chairman of the Board of Directors of Dominion and
                              Chairman and Chief Executive Officer of Consolidated
                              Natural Gas Company from January 28, 2000 to date;
                              Chairman and Chief Executive Officer of Consolidated
                              National Gas Company prior to January 28, 2000.
 Thos. E. Capps (64)          Vice Chairman of the Board of Directors, President and
                              Chief Executive Officer of Dominion from January 28,
                              2000 to date; Chairman of the Board of Directors,
                              President and Chief Executive Officer from September
                              1, 1995 to January 28, 2000; Chairman of the Board of
                              Directors and Chief Executive Officer prior to
                              September 1, 1995.
 Thomas N. Chewning (54)      Executive Vice President and Chief Financial Officer
                              of Dominion from May 1, 1999 to date; Chief Executive
                              Officer of Dominion Energy from May 1, 1999 to January
                              28, 2000; President and Chief Executive Officer of
                              Dominion Energy from October 1, 1994 to May 1, 1999;
                              Senior Vice President of Dominion Resources prior to
                              January 1, 1997.
 Thomas F. Farrell, II (45)   Executive Vice President of Dominion and Chief
                              Executive Officer of Virginia Electric and Power
                              Company Dominion Energy, Inc. and Dominion Generation,
                              Inc. from May 1, 1999 to date; Senior Vice President-
                              Corporate Affairs of Dominion and Executive Vice
                              President, General Counsel and Corporate Secretary of
                              Virginia Electric and Power Company from July 1, 1998
                              to May 1, 1999; Executive Vice President and General
                              Counsel of Virginia Electric and Power Company April
                              17, 1998 to June 30, 1998; Senior Vice President-
                              Corporate and General Counsel of Dominion from January
                              1, 1997 to March 1, 1999; Vice President and General
                              Counsel of Dominion from July 1, 1995 to January 1,
                              1997; Partner in the law firm of McGuire, Woods,
                              Battle & Boothe LLP prior to July 1, 1995.
 David L. Heavenridge (53)    Executive Vice President of Dominion from January 1,
                              1997 to date and Chief Executive Officer of Dominion
                              Capital from February 1, 2000 to date; President and
                              Chief Executive Officer of Dominion Capital prior to
                              January 1, 1997.
 James P. O'Hanlon (56)       Executive Vice President of Dominion and President,
                              Chief Operating Officer and Chief Nuclear Officer of
                              Virginia Electric and Power Company, Dominion
                              Generation, Inc. from May 1, 1999 to date; Senior Vice
                              President-Nuclear of Virginia Electric and Power
                              Company prior to May 1, 1999.
 Robert E. Rigsby (50)        Executive Vice President of Dominion and President and
                              Chief Operating Officer of Virginia Electric and Power
                              Company from May 1, 1999 to date; Executive Vice
                              President of Virginia Electric and Power Company,
                              January 1, 1996 to April 30, 1999; Senior Vice
                              President-Finance and Controller, prior to January 1,
                              1996.
 H. Patrick Riley (62)        Executive Vice President of Dominion from January 28,
                              2000 to date; President CNG Producing Company prior to
                              January 28, 2000.
 Edgar M. Roach, Jr. (51)     Executive Vice President of Dominion from September
                              15, 1997 to date and Chief Executive Officer of
                              Virginia Electric and Power Company from May 1, 1999
                              to date; Senior Vice President-Finance, Regulation and
                              General Counsel of Virginia Electric and Power Company
                              from January 1, 1996 to September 15, 1997; Vice
                              President-Regulation and General Counsel, prior to
                              January 1, 1996.

      Name and Age                   Business Experience Past Five Years
      ------------                   -----------------------------------
 James L. Trueheart (48) Group Vice President and Controller of Dominion from
                         January 28, 2000 to date; Senior Vice President and
                         Controller from November 1, 1998 to January 28, 2000; Vice
                         President and Controller prior to November 1, 1998.

 G. Scott Hetzer (43)    Senior Vice President and Treasurer of Dominion from May 1,
                         1999 to date; Senior Vice President and Treasurer of
                         Virginia Electric and Power Company from January 28, 2000
                         to date; Vice President and Treasurer from October 1, 1997 to May 1, 1999; Managing Director of Wheat First Butcher
                         Singer prior to October 1, 1997.
 James L. Sanderlin (58) Senior Vice President-Law of Dominion from September 15,
                         1999 to date; Partner in the law firm of McGuire, Woods,
                         Battle & Boothe LLP prior to September 15, 1999.

 Eva S. Teig (55)        Senior Vice President-External Affairs & Corporate
                         Communications of Dominion from May 1, 1999 to date; Senior
                         Vice President-External Affairs & Corporate Communications
                         of Virginia Electric and Power Company, September 1, 1997
                         to May 1, 1999; Vice President-External Affairs and
                         Corporate Communications, June 1, 1997 to September 1,
                         1997; Vice President-Public Affairs prior to June 1, 1997.

                                    PART II

             ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

  Dominion Resources common stock is listed on the New York Stock Exchange and at December 31, 1999 there were 101,367 common shareholders of record. Quarterly information concerning stock prices and dividends contained on page 56 of the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999 in Note W to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, filed herein as Exhibit 13, is hereby incorporated herein by reference.

                        ITEM 6. SELECTED FINANCIAL DATA

  This information contained under the caption "Selected Consolidated Financial Data" on page 60 of the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999, filed herein as Exhibit 13, is hereby incorporated herein by reference.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information contained under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on pages 26 through 38 of the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999, filed herein as Exhibit 13, is hereby incorporated herein by reference.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  This information contained under the following captions:

             MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

                        .Interest Rate Risk Non-Trading Activities

                        .Foreign Exchange Risk Activities

                        .Commodity Price Risk Non-Trading Activities

                        .Commodity Price Risk Trading Activities

                        .Equity Price Risk Activities

                        .Other

  under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on pages 37 and 38 of the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999, filed herein as
Exhibit 13, is hereby incorporated herein by reference.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  This information contained in the CONSOLIDATED FINANCIAL STATEMENTS on pages 21 through 25, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on pages 39 through 57 and related report thereon of Deloitte & Touche LLP, independent auditors, appearing on page 58 of the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999, filed herein as Exhibit 13, is hereby incorporated herein by reference.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

                                     None.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of Dominion contained in the 2000 Proxy Statement, under the heading The Board, File No. 1-8489, dated March 16, 2000 (the 2000 Proxy Statement), is hereby incorporated herein by reference. The information concerning the executive officers of Dominion required by this item is following Part I of this Form 10-K under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.

                        ITEM 11. EXECUTIVE COMPENSATION

  The information regarding executive compensation contained under the heading EXECUTIVE COMPENSATION and the information regarding director compensation contained under the heading The Board--Compensation and Other Programs in the 2000 Proxy Statement, is hereby incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information concerning stock ownership by directors and executive officers is contained under the heading The Board--Share Ownership Table in the 2000 Proxy Statement, is hereby incorporated herein by reference. There is no person known by Dominion Resources to be the beneficial owner of more than five percent of Dominion Resources common stock.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     None

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Certain documents are filed as part of this Form 10-K and are incorporated herein by reference and found on the pages noted.

1. Financial Statements

                                                                     1999
                                                                 Annual Report
                                                                to Shareholders
                                                                    (Page)
                                                                ---------------
Report of Independent Auditors.................................         58
Report of Management's Responsibilities........................         58
Consolidated Statements of Income for the years ended December
 31, 1999, 1998 and 1997.......................................         21
Consolidated Balance Sheets at December 31, 1999 and 1998......      22-23
Consolidated Statements of Shareholders'
 Equity and Consolidated Statements of Comprehensive Income
 for the years ended December 31, 1999, 1998 and 1997..........         24
Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997..............................         25
Notes to Consolidated Financial Statements.....................      39-57

2. Exhibits

 2(i)       -   Agreement, dated June 26, 1998, relating to the sale and
                purchase of East Midlands Electricity plc by PowerGen plc
                (Exhibit 2, Form 10-Q for the quarter ended June 30, 1998, File
                No. 1-8489, incorporated by reference).
 2(ii)      -   Amended and Restated Agreement and Plan of Merger, dated May
                11, 1999 (Exhibit 2, Form S-4, Registration Statement, File No.
                333-75699, as filed on May 20, 1999, incorporated by reference)
                and the Joinder Agreement, dated January 28, 2000 (Exhibit 1.2,
                Form 8-K, dated February 1, 2000, File No. 1-8489, incorporated by reference).
 3(i)       -   Articles of Incorporation as in effect August 9, 1999 (Exhibit
                3(i), Form 10-Q for the quarter ended June 30, 1999, File No.
                1-8489, incorporated by reference).
 3(ii)      -   Bylaws as in effect on October 15, 1999 (Exhibit 3, Form 10-Q for the quarter ended September 30, 1999, File No. 1-8489, incorporated by reference).
 4(i)       -   See Exhibit 3(i) above.
 4(ii)      -   Indenture of Mortgage of Virginia Electric and Power Company,
                dated November 1, 1935, as supplemented and modified by fifty-
                eight Supplemental Indentures (Exhibit 4(ii), Form 10-K for the
                fiscal year ended December 31, 1985, File No. 1-2255,
                incorporated by reference); Sixty-Seventh Supplemental
                Indenture (Exhibit 4(i), Form 8-K, dated April 2, 1991, File
                No. 1-2255, incorporated by reference); Seventieth Supplemental
                Indenture, (Exhibit 4(iii), Form 8-K, dated February 25, 1992,
                File No. 1-2255, incorporated by reference); Seventy-First
                Supplemental Indenture (Exhibit 4(i)) and Seventy-Second
                Supplemental Indenture, (Exhibit 4(ii), Form 8-K, dated July 7,
                1992, File No. 1-2255, incorporated by reference); Seventy-
                Third Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated
                August 6, 1992, File No. 1-2255, incorporated by reference);
                Seventy-Fourth Supplemental Indenture (Exhibit 4(i), Form 8-K,
                dated February 10, 1993, File No. 1-2255, incorporated by
                reference); Seventy-Fifth Supplemental Indenture, (Exhibit
                4(i), Form 8-K, dated April 6, 1993, File No. 1-2255,
                incorporated by reference); Seventy-Sixth Supplemental
                Indenture, (Exhibit 4(i), Form 8-K, dated April 21, 1993, File
                No. 1-2255, incorporated by reference); Seventy-Seventh
                Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated June 8,
                1993, File No. 1-2255, incorporated by reference); Seventy-
                Eighth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated
                August 10, 1993, File No. 1-2255, incorporated by reference);
                Seventy-Ninth Supplemental Indenture, (Exhibit 4(i), Form 8-K,
                dated August 10, 1993, File No. 1-2255, incorporated by
                reference); Eightieth Supplemental Indenture, (Exhibit 4(i),
                Form 8-K, dated October 12, 1993, File No. 1-2255, incorporated by reference); Eighty-First Supplemental Indenture, (Exhibit
                4(iii), Form 10-K for the fiscal year ended December 31, 1993,
                File No. 1-2255, incorporated by reference); Eighty-Second
                Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated January
                18, 1994, File No. 1-2255, incorporated by reference); Eighty-
                Third Supplemental Indenture (Exhibit 4(i), Form 8-K, dated
                October 19, 1994, File No. 1-2255, incorporated by reference);
                Eighty-Fourth Supplemental Indenture (Exhibit 4(i), Form 8-K,
                dated March 23, 1995, File No. 1-2255, incorporated by
                reference, and Eighty-Fifth Supplemental Indenture (Exhibit
                4(i), Form 8-K, dated February 20, 1997, File No. 1-2255,
                incorporated by reference).
 4(iii)     -   Indenture, dated as of June 1, 1986, between Virginia Electric and Power Company and The Chase Manhattan Bank (formerly
                Chemical Bank) (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by
                reference).
 4(iv)      -   Indenture, dated April 1, 1988, between Virginia Electric and
                Power Company and The Chase Manhattan Bank (formerly Chemical
                Bank), as supplemented and modified by a First Supplemental
                Indenture, dated August 1, 1989, (Exhibit 4(vi), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255,
                incorporated by reference).
 4(v)       -   Subordinated Note Indenture, dated as of August 1, 1995 between
                Virginia Electric and Power Company and The Chase Manhattan
                Bank (formerly Chemical Bank), as Trustee, as supplemented
                (Exhibit 4(a), Form S-3 Registration Statement File No. 333-
                20561 as filed on January 28, 1997, incorporated by reference).
 4(vi)      -   Form of Senior Indenture, dated as of June 1, 1998, between
                Virginia Electric and Power Company and The Chase Manhattan
                Bank as supplemented by the First Supplemental Indenture
                (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture
                (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference) and Third Supplemental Indenture
                (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1-
                2255, incorporated by reference).
 4(vii)     -   Indenture, Junior Subordinated Debentures, dated December 1,
                1997, between Dominion Resources, Inc. and The Chase Manhattan
                Bank as supplemented by a First Supplemental Indenture, dated
                December 1, 1997 (Exhibit 4.1 and Exhibit 4.2 to Form S-4
                Registration Statement, File No. 333-50653, as filed on April
                21, 1998, incorporated by reference).

 4(viii)    -   Consolidated Natural Gas Company Indentures, Supplemental
                Indentures and Securities Resolutions are listed below and incorporated by reference:
                The Chase Manhattan Bank (formerly Manufacturers Hanover Trust
                Company)
                Indenture dated as of May 1, 1971 (Exhibit (5) to Certificate of Notification at Commission
                 File No. 70-5012)
                Eleventh Supplemental Indenture dated as of December 1, 1988
                 (Exhibit (5) to Certificate of Notification at Commission File
                 No. 70-7079)
                Thirteenth Supplemental Indenture dated as of February 1, 1989
                 (Exhibit (5) to Certificate of Notification at Commission File
                 No. 70-7336)
                Fourteenth Supplemental Indenture dated as of June 1, 1989
                 (Exhibit (5) to Certificate of Notification at Commission File
                 70-7336)
                Fifteenth Supplemental Indenture dated as of October 1, 1989
                 (Exhibit (5) to Certificate of Notification at Commission File
                 No. 70-7651)
                Sixteenth Supplemental Indenture dated as of October 1, 1992
                 (Exhibit (4) to Certificate of Notification at Commission File
                 No. 70-7651)
                Seventeenth Supplemental Indenture dated as of August 1, 1993
                 (Exhibit (4) to Certificate of Notification at Commission File
                 No. 70-8167)
                Eighteenth Supplemental Indenture dated as of December 1, 1993
                 (Exhibit (4) to Certificate of Notification at Commission File
                 No. 70-8167)
                Nineteenth Supplemental Indenture dated as of January 28, 2000
                 (Exhibit (4 A)(iii), Form 10-K for the fiscal year ended
                 December 31, 1999, File No. 1-3196, incorporated by
                 reference).
                United States Trust Company of New York
                Indenture dated as of April 1, 1995 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8107)
                First Supplemental Indenture dated January 28, 2000 (Exhibit (4
                 A)(ii), Form 10-K for the fiscal year ended December 31, 1999,
                 File No. 1-3196, incorporated by reference).
                Securities Resolution No. 1 effective as of April 12, 1995
                 (Exhibit 2 to Form 8-A filed April 21, 1995 under File No. 1-
                 3196 and relating to the 7 3/8% Debentures Due April 1, 2005)
                Securities Resolution No. 2 effective as of October 16, 1996
                 (Exhibit 2 to Form 8-A filed October 18, 1996 under file No.
                 1-3196 and relating to the 6 7/8% Debentures Due October 15,
                 2026)
                Securities Resolution No. 3 effective as of December 10, 1996
                 (Exhibit 2 to Form 8-A filed December 12, 1996 under file No.
                 1-3196 and relating to the 6 5/8% Debentures Due December 1,
                 2008)
                Securities Resolution No. 4 effective as of December 9, 1997
                 (Exhibit 2 to Form 8-A filed December 12, 1997 under file No.
                 1-3196 and relating to the 6.80% Debentures Due December 15,
                 2027)
                Securities Resolution No. 5 effective as of October 20, 1998
                 (Exhibit 2 to Form 8-A filed October 22, 1998 under file No.
                 1-3196 and relating to the 6% Debentures Due October 15, 2010)
 4(ix)      -   Dominion Resources agrees to furnish to the Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Dominion Resources' total assets.
 10(i)      -   Amended and Restated Interconnection and Operating Agreement,
                dated as of July 29, 1997 between Virginia Electric and Power
                Company and Old Dominion Electric Cooperative (Exhibit 10(v),
                Form 10-K for the fiscal year ended December 31, 1997, File No.
                1-8489, incorporated by reference).
 10(ii)     -   Credit Agreements, dated as of June 7, 1996, between The Chase
                Manhattan Bank (formerly Chemical Bank) and Virginia Electric and Power Company (Exhibit 10(i) and Exhibit 10(ii), Form 10-Q
                for the period ended June 30, 1996. File No. 1-2255,
                incorporated by reference) and as amended and restated as of
                June 4, 1999 (Exhibit 10.2, Form 10-K for the fiscal year ended
                December 31, 1999, File No. 1-2255, incorporated by reference).
 10(iii)    -   Inter-Company Credit Agreement, dated December 20, 1985, as modified on August 21, 1987, between Dominion Resources and
                Dominion Capital, Inc. (Exhibit 10(vi), Form 10-K for the
                fiscal year ended December 31, 1993, File No. 1-8489,
                incorporated by reference).
 10(iv)     -   Inter-Company Credit Agreement, dated October 1, 1987 as
                amended and restated as of May 1, 1988 between Dominion
                Resources and Dominion Energy, Inc. (Exhibit 10(vii), Form 10-K
                for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).
 10(v)      -   Form of Amended and Restated Articles of Partnership in
                Commendam of Catalyst Old River Hydroelectric Limited
                Partnership, by and between Catalyst Vidalia Corporation and
                Dominion Capital, Inc. effective as of August 24, 1990 (Exhibit
                10(xii) Form 10-K for the fiscal year ended December 31, 1990,
                File No. 1-8489,incorporated by reference).

 10(vi)     -   First Amendment of Trust Agreement of Dominion Resources Black
                Warrior Trust, dated June 27, 1994, among Dominion Black
                Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE)
                National Association and Nationsbank of Texas, N.A. (Exhibit
                10(ii), Form 10-Q for the quarter ended June 30, 1994, File No.
                1-8489, incorporated by reference).
 10(vii)    -   DRI Services Agreement, dated January 28, 2000, by and between
                Dominion Resources, Inc., Dominion Resources Services, Inc. and
                Consolidated Natural Gas Service Company, Inc. (filed
                herewith).
 10(viii)   -   Services Agreement between Dominion Resources Services, Inc and
                Virginia Electric and Power Company dated January 1, 2000
                (Exhibit 10.19, Form 10-K for the fiscal year ended December
                31, 1999, File No. 1-2255, incorporated by reference).
 10(ix)     -   Support Agreement between Dominion Resources Services, Inc and
                Virginia Electric and Power Company dated January 1, 2000
                (Exhibit 10.20, Form 10-K for the fiscal year ended December
                31, 1999, File No. 1-2255, incorporated by reference).
 10(x)      -   Alliance Agreement establishing the Alliance Independent
                Transmission System Operator, Inc., Alliance Transmission
                Company, Inc. and Alliance Transmission Company LLC dated May
                27, 1999 (Exhibit 10.21, Form 10-K for the fiscal year ended
                December 31, 1999, File No. 1-2255, incorporated by reference).
 10(xi)*    -   Dominion Resources, Inc. Executive Supplemental Retirement
                Plan, effective January 1, 1981 as amended and restated
                September 1, 1996 (Exhibit 10(iv), Form 10-Q for the quarter ended June 30, 1997, File No. 1-8489, incorporated by
                reference) and as amended June 20, 1997 and as amended March 3,
                1998 (Exhibit 10(xxi), Form 10-K for the fiscal year ended
                December 31, 1997, File No. 1-8489, incorporated by reference).
 10(xii)*   -   Arrangements with certain executive officers regarding
                additional credited years of service for retirement and
                retirement life insurance purposes (Exhibit 10(xxii), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference).
 10(xiii)*  -   Dominion Resources, Inc.'s Cash Incentive Plan as adopted
                December 20, 1991 (Exhibit 10(xxii), Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8489, incorporated by reference).
 10(xiv)*   -   Dominion Resources, Inc. Incentive Compensation Plan, effective
                April 22, 1997 (Exhibit 99, Form S-8 Registration Statement,
                File No 333-25587, incorporated by reference) and as restated
                effective April 16, 1999 (Exhibit 10(i), Form 10-Q for the quarter ended March 31, 1999, incorporated by reference).
 10(xv)*    -   Form of Employment Continuity Agreement for certain officers of
                Dominion Resources (Exhibit 10(i), Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489, incorporated by
                reference).
 10(xvi)*   -   Dominion Resources, Inc. Retirement Benefit Funding Plan,
                effective June 29, 1990 as amended and restated September 1,
                1996 (Exhibit 10(iii), Form 10-Q for the quarter ended June 30,
                1997, File No. 1-8489, incorporated by reference).
 10(xvii)*  -   Dominion Resources, Inc. Retirement Benefit Restoration Plan as
                adopted effective January 1, 1991 as amended and restated
                September 1, 1996 (Exhibit 10(ii), Form 10-Q for the quarter ended June 30, 1997, File No. 1-8489, incorporated by
                reference).
 10(xviii)* -   Dominion Resources, Inc. Executives' Deferred Compensation
                Plan, effective January 1, 1994 and as amended and restated
                January 1, 1997 (Exhibit 10 (xxvi), Form 10-K for the fiscal year ended December 31, 1996, incorporated by reference).
 10(xix)*   -   Employment Agreement dated April 16, 1999 between Dominion
                Resources and Thos. E. Capps (Exhibit 10(ii), Form 10-Q for the
                quarter ended March 31, 1999, File No. 1-8489, incorporated by reference) and Form of Amendment (Exhibit 10(iii), Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489,
                incorporated by reference).
 10(xx)*    -   Form of Employment Agreement between Dominion Resources certain executive officers including Thomas N. Chewning and David L.
                Heavenridge (Exhibit 10 (xxx), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by
                reference and Exhibit 10(ii), Form 10-Q for the quarter ended
                March 31, 1998, File No. 1-8489, incorporated by reference) and
                Form of Amendment for Thomas N. Chewning and First Amendment
                for David L. Heavenridge (Exhibit 10(iii) and Exhibit 10(ii),
                Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489, incorporated by reference).
 10(xxi)*   -   Dominion Resources, Inc. Stock Accumulation Plan for Outside
                Directors, effective April 23, 1996(Exhibit 10, Form 10-Q for the quarter ended March 31, 1996, File No. 1-8489, incorporated by reference).
 10(xxii)*  -   Dominion Resources, Inc. Directors Stock Compensation Plan,
                effective April 9, 1998 (Exhibit 99, Form S-8 Registration
                Statement, File No. 333-49725, incorporated by reference).
 10(xxiii)* -   Dominion Resources, Inc. Directors Deferred Cash Compensation
                Plan, effective December 21, 1998 (Exhibit 99, Form S-8
                Registration Statement, File No. 333-69305, incorporated by reference).

 10(xxiv)*   -   Employment Agreement, dated September 12, 1997 between
                 Dominion Resources and Edgar M. Roach, Jr. (Exhibit 10(xxxiv),
                 Form 10-K for the fiscal year ended December 31, 1997, File
                 No. 1-8489, incorporated by reference).
 10(xxv)*    -   Employment Agreement dated September 12, 1997 between Dominion
                 Resources and Thomas F. Farrell, II (Exhibit 10(xxxiii), Form
                 10-K for the fiscal year ended December 31, 1998, File No. 1-
                 8489, incorporated by reference) and Form of Amendment
                 (Exhibit 10 (iii), Form 10-Q for the quarter ended June 30,
                 1999, File No. 1-8489, incorporated by reference).
 10(xxvi)*   -   Employment Agreement, dated May 26, 1989 between Virginia
                 Power and James P. O'Hanlon (Exhibit 10.22, Form 10-K for the
                 fiscal year ended December 31, 1999, File No. 1-2255,
                 incorporated by reference).
 10(xxvii)*  -   Form of Reimbursement Agreement between certain executive
                 officers and Dominion Resources (filed herewith).
 10(xxviii)* -   Employment Agreement dated October 8, 1999 between Virginia
                 Power and James P. O'Hanlon (Exhibit 10.23, Form 10-K for the
                 fiscal year ended December 31, 1999, File No. 1-2255,
                 incorporated by reference).
 11          -   Computation of Earnings Per Share of Common Stock Assuming
                 Full Dilution (filed herewith).
 13          -   Portions of the 1999 Annual Report to Shareholders for the
                 fiscal year ended December 31, 1999(filed herewith).
 21          -   Subsidiaries of the Registrant (filed herewith).
 23          -   Consent of Deloitte & Touche LLP (filed herewith).
 27          -   Financial Data Schedule (filed herewith).

--------
* Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

  Dominion filed a report on Form 8-K, dated January 3, 2000, relating to the
Virginia State Corporation   Commission's final approval of the merger with
Consolidated Natural Gas Company.

  Dominion filed a report on Form 8-K, dated February 1, 2000, relating to the
completion of the merger with   Consolidated Natural Gas Company.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DOMINION RESOURCES, INC.

                                                       Thos E. Capps
                                          By: _________________________________
                                              (Thos E. Capps, Vice Chairman of
                                             the Board of Directors,President,
                                                  Chief Executive Officer)
Date: March 7, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 7th day of March, 2000.


               Signature                           Title
               ---------                           -----

       William S. Barrack, Jr.          Director
 ______________________________________
        William S. Barrack, Jr.

          John B. Bernhardt             Director
 ______________________________________
           John B. Bernhardt

            Thos E. Capps               Vice Chairman of the Board of Directors, President,
 ______________________________________ Chief Executive Officer
             Thos E. Capps

       George A. Davidson, Jr.          Chairman of the Board of Directors
 ______________________________________
        George A. Davidson, Jr.

          Raymond E. Galvin             Director
 ______________________________________
           Raymond E. Galvin

            Ray J. Groves               Director
 ______________________________________
             Ray J. Groves

            John W. Harris              Director
 ______________________________________
             John W. Harris

        Benjamin J. Lambert, III        Director
 ______________________________________
        Benjamin J. Lambert, III

         Richard L. Leatherwood         Director
 ______________________________________
         Richard L. Leatherwood

             Paul E. Lego               Director
 ______________________________________
              Paul E. Lego

               Signature                            Title
               ---------                            -----

         Margaret A. McKenna             Director
 ______________________________________
          Margaret A. McKenna

 ______________________________________  Director
            Steven A. Minter

            K. A. Randall                Director
 ______________________________________
             K. A. Randall

            Frank S. Royal               Director
 ______________________________________
             Frank S. Royal

          S. Dallas Simmons              Director
 ______________________________________
           S. Dallas Simmons

          Robert H. Spilman              Director
 ______________________________________
           Robert H. Spilman

           David A. Wollard              Director
 ______________________________________
            David A. Wollard

          Thomas N. Chewning             Executive Vice President
 ______________________________________   (Chief Financial Officer)
           Thomas N. Chewning

           J. L. Trueheart               Group Vice President and Controller
 ______________________________________   (Principal Accounting Officer)
             J.L. Trueheart

                            DOMINION RESOURCES, INC.



                                    PORTIONS
                                     OF THE
                                      1999
                                 ANNUAL REPORT
                                       TO
                                  SHAREHOLDERS

                          (Incorporated by Reference)