Form 10-Q
period 2000-03-31
DOMINION RESOURCES INC /VA/
filed 2000-05-15
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
/X/ Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2000

or

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

                                 Yes X No _____

At April 30, 2000 the latest practicable date for determination, 237,768,687 shares of common stock, without par value, of the registrant were outstanding.

                            DOMINION RESOURCES, INC.

                                      INDEX

                                                                                                                 Page
                                                                                                               Number
                                                                                                               ------
                                            PART I. Financial Information
Item 1.        Consolidated Financial Statements

               Consolidated Statements of Income - Three Months Ended March 31, 2000 and 1999                       3

               Consolidated Balance Sheets - March 31, 2000 and December 31, 1999                                 4-5

               Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999                   6

               Consolidated Statements of Changes in Other Comprehensive Income - Three Months Ended
               March 31, 2000 and 1999                                                                              7

               Notes to Consolidated Financial Statements                                                        8-17

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations            18-25

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                       26-27


                                               PART II. Other Information

Item 1.        Legal Proceedings                                                                                   28

Item 4.        Submission of Matters to a Vote of Security Holders                                                 28

Item 5.        Other Information                                                                                28-29

Item 6.        Exhibits and Reports on Form 8-K                                                                    29




                            DOMINION RESOURCES, INC.
                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31,

                                                                       2000                  1999
                                                                       ----                  ----
                                                                                         As Adjusted
                                                                                           (Note C)
                                                                  (Millions, except per share amounts)

Revenues                                                              $2,072                $  1,293
                                                                       -----                 -------
Operating expenses:
Fuel, net                                                                252                     220
Purchased power capacity, net                                            193                     210
Purchased gas                                                            257
Liquids, capacity and other products purchased                            69
Restructuring and other acquisition-related costs                        132
Other operation and maintenance                                          409                     287
Depreciation, depletion and amortization                                 251                     176
Other                                                                     97                      78
                                                                       -----                 -------

                                                                       1,660                     971
                                                                       -----                 -------
Operating income                                                         412                     322

Other income                                                              24                      24
                                                                       -----                 -------

                                                                         436                     346

Fixed charges:
Interest charges, net                                                    201                     120
Preferred dividends and distributions of subsidiary trusts                18                      16
                                                                       -----                 -------

                                                                         219                     136
                                                                       -----                 -------
Income before income taxes, minority interests, and
extraordinary item                                                       217                     210
Provision  for income taxes                                               74                      66
Minority interests                                                         2                       6
                                                                       -----                 -------

Income before extraordinary item                                         141                     138
Extraordinary item, net of tax                                                                  (255)
                                                                       -----                 -------
Net income (loss)                                                       $141                 $  (117)
                                                                       =====                 =======

Average shares of common stock - basic and diluted                     223.4                   193.4
Basic and diluted earnings per share:
Income before extraordinary item                                      $ 0.63                 $  0.71
Extraordinary Item                                                                           $ (1.32)
                                                                      ------                 -------
Net income (loss)                                                     $ 0.63                 $ (0.61)
Dividends paid per common share                                       $0.645                 $ 0.645

--------------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

                            DOMINION RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                                 March  31,          December 31,
                                                                    2000               1999*
                                                                    ----               -----
                                                                                    As Adjusted
                                                                                     (Note C)
                                                                            (Millions)
Current assets:
Cash and cash equivalents                                          $   390           $   280
Customer accounts receivable, net                                    1,163               664
Other accounts receivable                                              332               269
Materials and supplies                                                 251               254
Mortgage loans in warehouse                                            238               119
Commodity contract assets                                              282               362
Unrecovered gas costs                                                   45
Net assets held for sale                                               709
Other                                                                  583
                                                                     -----             -----

                                                                                         229
                                                                     3,993             2,177
                                                                     -----             -----
Investments:
Investments in affiliates                                              665               433
Available-for-sale securities                                          506               512
Nuclear decommissioning trust funds                                    811               818
Loans receivable, net                                                2,126             2,049
Investments in real estate                                              96                86
Other                                                                  317               334
                                                                     -----             -----
                                                                     4,521             4,232
                                                                     -----             -----

Property, plant and equipment:
Property, plant and equipment                                       27,642            18,703
Acquisition adjustment                                               3,407
                                                                     -----
Total property plan and equipment                                   31,049
Less accumulated depreciation, depletion  and amortization          12,953             7,906
                                                                     -----             -----
                                                                    18,096            10,797
                                                                    ------            ------
Deferred charges and other assets:
Regulatory assets                                                      490               221
Goodwill                                                               141               132
Other                                                                1,789               221
                                                                     -----             -----
                                                                     2,420               574
                                                                     -----             -----

Total assets                                                       $29,030           $17,780
                                                                    ======            ======

------------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1999 has been derived from the audited Consolidated Financial Statements at that date.

                            DOMINION RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                           March 31,        December 31,
                                                                                              2000              1999*
                                                                                              ----              -----
                                                                                                             As Adjusted
                                                                                                              (Note C)
                                                                                                    (Millions)
Current liabilities:
Securities due within one year                                                                $   527          $    536
Short-term debt                                                                                 5,606               870
Accounts payable, trade                                                                           949               711
Accrued interest                                                                                  167               121
Accrued payroll                                                                                    68                93
Accrued taxes                                                                                     238                89
Commodity contract liabilities                                                                    274               347
Other                                                                                             435               232
                                                                                              -------           -------
                                                                                                8,264             2,999
                                                                                              -------           -------

Long-term debt:
Nonrecourse - nonutility                                                                        2,946             2,738
Other                                                                                           6,376             4,198
                                                                                            ---------          --------
                                                                                                9,322             6,936
                                                                                            ---------          --------
Deferred credits and other liabilities:
Deferred income taxes                                                                           2,859             1,710
Investment tax credits                                                                            161               146
Other                                                                                             719               222
                                                                                             --------          --------
                                                                                                3,739             2,078
                                                                                              -------           -------

Total liabilities                                                                              21,325            12,013
                                                                                               ------            ------

Minority interest                                                                                  78                99
                                                                                              -------           -------

Commitments and contingencies (Note K)
Company obligated mandatory redeemable preferred securities **                                    385               385
                                                                                              -------          --------
Virginia Power preferred stock:
Not subject to mandatory redemption                                                                509              509
                                                                                              --------         --------
Common shareholders' equity:
Common stock - no par                                                                            5,539            3,561
Retained earnings                                                                                1,199            1,212
Accumulated other comprehensive income                                                             (21)             (15)
Other                                                                                               16               16
                                                                                              --------         --------
                                                                                                 6,733            4,774
                                                                                              --------         --------
Total liabilities & shareholders' equity                                                       $29,030          $17,780
                                                                                              -=======         ========

----------
The accompanying notes are an integral part of the Consolidated Financial Statements.
* The Balance Sheet at December 31, 1999 has been derived from the audited Consolidated Financial Statements at that date.
**As described in Note (H) to Notes To Consolidated Financial Statements, the 7.83% and 8.05% Junior Subordinated Notes totaling $258 and $139 million principal amounts constitute 100% of the Trusts' assets.

                            DOMINION RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                  March 31,

                                                                                              2000           1999
                                                                                              ----           ----
                                                                                                  (Millions)
Cash flows from (used in) operating activities:
Net income (loss)                                                                             $   141     $    (117)
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization                                                          276           201
Extraordinary item, net of income taxes                                                                         255
Restructuring and other merger-related costs                                                      125
Changes in assets and liabilities:
Accounts receivable                                                                               (36)           95
Purchases and originations of mortgage loans                                                   (1,028)         (630)
Proceeds from sales and principal collections of mortgage loans                                   908           540
Accounts payable, trade                                                                           (28)          (63)
Other                                                                                              87           (78)
                                                                                              -------        -------

Net cash flows from operating activities                                                          445           203
                                                                                              -------       -------

Cash flows from (used in) financing activities:
Issuance of common stock                                                                           87
Repurchase of common stock                                                                     (1,642)         (107)
Issuance of long-term debt                                                                      1,362         1,123
Issuance of short-term debt                                                                     4,525           387
Repayment of long-term debt                                                                    (1,090)         (892)
Repayment of short-term debt                                                                     (242)
Common dividend payments                                                                         (201)         (125)
Other                                                                                              54           (16)
                                                                                             --------      ---------
Net cash flows from financing activities                                                        2,853           370
                                                                                             --------      ---------

Cash flows from (used in) investing activities:
Utility capital expenditures                                                                     (162)         (155)
Oil and gas properties and equipment                                                             (217)          (52)
Loan originations                                                                                (761)         (537)
Repayment of loan originations                                                                    676           464
Acquisition of businesses                                                                      (2,755)         (133)
Purchase of securities                                                                            (13)          (50)
Sale of business                                                                                   42            24
Proceeds from sale of securities                                                                   20            46
Other                                                                                             (18)         (132)
                                                                                               -------      --------

Net cash flows used in investing activities                                                    (3,188)         (525)
                                                                                               -------      --------

Increase in cash and cash equivalents                                                             110            48
Cash and cash equivalents at beginning of period                                                  280           425
                                                                                             --------       -------
Cash and cash equivalents at end of period                                                    $   390     $     473
                                                                                              =======       =======

Noncash transactions from investing and financing activities:

Noncash (stock issuance) portion of CNG acquisition                                            $3,527


----------------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

                            DOMINION RESOURCES, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN OTHER COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                     March 31,
                                                                               2000              1999
                                                                               ----              ----
                                                                                     (Millions)
Other Comprehensive Income:

Unrealized gains (losses) on investment securities:
Pre-tax                                                                         $ (7)            $   1
Tax                                                                                2
                                                                                -----
Net of tax                                                                        (5)                1
Foreign currency translation adjustments                                          (1)               (4)
                                                                                -----            ------
Increase in other comprehensive income                                            (6)               (3)
Accumulated other comprehensive income at beginning of period                    (15)              (20)
                                                                                -----            ------
Accumulated other comprehensive income at end of period                         $(21)            $ (23)
                                                                                =====            ======







----------------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)      INTERIM REPORTING POLICIES
-----------------------------------

NATURE OF OPERATIONS

General Organization and Legal Description

Dominion Resources, Inc. (Dominion/the Company) is a holding company headquartered in Richmond, Virginia. Its principal subsidiaries are Virginia
Electric and Power Company (Virginia Power) and, with the completion of the acquisition on January 28, 2000, Consolidated Natural Gas Company (CNG).

Virginia Power is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. Virginia Power sells electricity to retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas, and is developing trading relationships beyond the geographic limits of its retail service territory.

CNG operates in all phases of the natural gas industry, including exploration for and production of oil and natural gas in the United States as well as Canada. Its various regulated retail gas subsidiaries serve approximately 1.9 million residential, commercial, industrial and transportation customers in Ohio, Pennsylvania, Virginia and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries and non-affiliated utilities and end use customers in the Midwest, the Mid-Atlantic and the Northeast states. CNG's exploration and production operations are conducted in several of the major gas and oil producing basins in the United States, both onshore and offshore. CNG also holds equity investments in energy activities in Latin America and Australia.

The results of operations of CNG for the period January 28, 2000 through March 31, 2000 are included in the accompanying consolidated financial statements.

The company's other major subsidiaries are Dominion Energy, Inc. (DEI) and Dominion Capital, Inc. (DCI). DEI is engaged in independent power production and the acquisition and sale of natural gas and oil reserves. In Latin America, DEI was engaged in power generation. See Note (M) for information about the sale of such interests. In Canada, DEI is engaged in natural gas exploration, production and storage. DEI's net investment in foreign operations is approximately $175 million at March 31, 2000.

DCI is Dominion Resources' financial services subsidiary. DCI's primary business is financial services which includes commercial lending, merchant banking and residential mortgage lending.

In the first quarter of 2000, Dominion created a subsidiary service company, Dominion Resources Services, Inc. (Services), which will provide certain services to Dominion's operating subsidiaries. Employees of Dominion Resources and Virginia Power will perform those functions as employees of Services, effective February 1, 2000. CNG also has a service company. The functions of these two service companies are expected to be centralized into a single service company in 2001.

GENERAL

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three-month periods ended March 31, 2000 and 1999, and cash flows for the three-month periods ended March 31, 2000 and 1999.

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Dominion Annual Report on Form 10-K for the year ended December 31, 1999 and the CNG Form 8-K filed on January 27, 2000.

The Consolidated Financial Statements include the accounts of Dominion and its subsidiaries, with all significant intercompany transactions and accounts being eliminated on consolidation.

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

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Under Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, Dominion's computation of diluted earnings per share is the same as basic earnings per share.

Segment Reporting

Under SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, Dominion has defined segments based on how the Company's operations are managed.

On March 3, 2000, Dominion announced a new corporate structure that integrates CNG's businesses and streamlines operations, positioning Dominion for long-term growth in the competitive marketplace. Under the structure, Dominion operates three principal business units:

o Dominion Energy manages Dominion's 20,000-megawatt generation portfolio, consisting of 85 generating units and power purchase agreements. It also manages the Company's generation growth strategy; energy trading, marketing, hedging and arbitrage activities; and gas pipeline and storage operations.
o    Dominion   Delivery   manages  and  directs  all  local  electric  and  gas
     distribution   systems,   as  well  as  customer   service   and   electric
     transmission. The delivery business unit also includes the Company's telecommunications business.
o Dominion Exploration and Production manages Dominion's onshore and offshore oil and gas exploration and production operations. Operations are located on the outer continental shelf and deep water areas of the Gulf of Mexico, selected regions in the lower 48 states and Canada. See note (P).

In addition to the business segments mentioned above, Dominion also reviews the following as business segments:
o     the financial services businesses of DCI; and
o    Corporate Operations.
The Corporate Operations category includes:
o    corporate costs of Dominion's holding company,
o    Corby Power (UK) operations,
o    intercompany eliminations,
o    restructuring and merger related costs (see Note (B), and
o    extraordinary item recorded in the first quarter of 1999.  See Note (D).

While Dominion manages its daily operations as described above, assets remain wholly owned by its legal subsidiaries, Virginia Power, CNG, DEI and DCI.

For more information on business segments, see Note (N).

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(B)      ACQUISITIONS

CONSOLIDATED NATURAL GAS

General

On January 28, 2000, Dominion acquired CNG's shares of outstanding common stock for $6.4 billion, consisting of approximately 87 million shares valued at $3.5 billion and approximately $2.9 billion in cash. Dominion has accounted for the acquisition of CNG's operations that are not subject to cost-based rate regulation, primarily its oil and gas exploration and production operations, using the purchase method of accounting. For CNG's interstate pipeline and local gas distribution businesses that are subject to cost-based rate regulation, Dominion has accounted for the acquisition in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

The allocation of the purchase price has been assigned to assets and liabilities acquired based on the estimated fair value of those assets and liabilities as of the date of the acquisition. Such allocation was based on the Company's evaluations. The excess of the purchase price over the fair value of CNG's operations not subject to cost-based rate regulation and the historical carrying value of CNG's operations subject to cost of service rate regulation resulted in an acquisition adjustment of $3.4 billion. The acquisition adjustment is being amortized on a straight-line basis over the weighted average useful lives of CNG's gas utility plant and equipment, a period approximating 40 years. As of March 31, 2000, $13 million of amortization associated with the acquisition adjustment had been recognized. The results of operations of CNG for the period January 28, 2000 through March 31, 2000 are included in the accompanying consolidated financial statements.

The allocation of the purchase provided for the estimated amounts expected to be realized from the sale of Virginia Natural Gas (VNG) and CNG International, which are classified as Net Assets Held for Sale at March 31, 2000. See Note (I) to Consolidated Financial Statements. In addition, the allocation of the purchase price provides for recognition of liabilities associated with change in control payments triggered by the acquisition of CNG under certain employment contracts ($31 million) and seismic licensing agreements ($26 million).

The Company may make adjustments during 2000 to the allocation of the purchase price for changes in the Company's preliminary assumptions and analyses based on
receipt  of  additional  information,   including  the  following:

     o actuarial valuations of CNG's pension and other postretirement benefit plan obligations and related plan assets and

     o  proceeds realized from the disposition of assets held for sale.

The following unaudited pro forma combined results of operations for the three months ended March 31, 2000 and 1999 has been prepared assuming the acquisition of CNG had occurred at the beginning of each period. The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results of operations of the combined companies.


                                                                  Three Months                   Three Months
                                                                     Ended                            Ended
                                                                March 31, 2000                   March 31, 1999
                                                                --------------                   --------------
Consolidated Results                                     As Reported        Pro Forma     As Reported       Pro Forma
                                                         -----------        ---------     -----------       ---------
(millions, except earnings per share)
Revenues                                                   $2,072            $2,439         $1,293           $2,238
Income before extraordinary item                           $  141            $  138         $  138           $  180
Net income (loss)                                          $  141            $  138         $ (117)          $  (75)
Earnings per share:
Income before extraordinary item                           $ 0.63            $ 0.58         $ 0.71           $ 0.76
Net Income (loss)                                          $ 0.63            $ 0.58         $(0.61)          $(0.31)
Average Shares                                              223.4             238.4          193.4            238.4

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Restructuring

Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. The restructuring plan includes the following components:

o   an involuntary severance program;
o a transition plan to implement operational changes to provide efficiencies, including the consolidation of post-CNG acquisition operations and the integration of information technology systems; and
o   a voluntary early retirement program.

For the three months ended March 31, 2000, Dominion recognized $132 million of restructuring and other acquisition-related costs as discussed below.

Restructuring Liability Recognized At March 31, 2000

Dominion established a comprehensive involuntary severance package for salaried employees whose positions will be eliminated. Severance payments are based on the individual's base salary and years-of-service at the time of termination. Under the restructuring plan, approximately 700 employee positions at Dominion and its subsidiaries have been identified for elimination. Restructuring charges related to workforce reduction costs approximating $68 million were accrued in the first quarter of 2000, reflecting management's best estimate of severance and related costs to be incurred under the plan. At March 31, 2000, a total of 247 positions had been eliminated, resulting in severance payments totaling approximately $2 million.

Other Restructuring and Acquisition-related Costs

Dominion has implemented a new hedging strategy for its combined operations. Under its new strategy, Dominion created an enterprise risk management group with responsibility for managing Dominion's aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. Previously, individual business segments managed their respective energy portfolios and related price risk exposure on a stand-alone basis. Dominion management believes this new structure should result in a more effective risk management approach, thus maximizing the value of Dominion's diversified energy portfolio and market opportunities.

As part of the implementation of the new strategy, Dominion and CNG management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required such contracts to be carried at fair value in the balance sheet with unrealized gains and losses included in the determination of net income. In addition, Dominion entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. The mark-to-market accounting for these contracts held for purposes other than hedging resulted in the recognition of losses of $55 million for the three months ended March 31, 2000. Due to the offsetting portfolio of derivative contracts, absent any not yet identified, future losses from credit risk exposure, no additional losses are expected as these derivative contracts mature through 2003. See Note (O) for further discussion.

Other costs included acquisition-related accelerated depreciation of information technology systems that will be abandoned on January 1, 2001 and related conversion costs of $5 million.

Dominion is expected to incur additional charges relating to restructuring and other acquisition-related activities as business operations are consolidated and administrative functions are integrated.
Early Retirement Program

On January 28, 2000, Dominion announced an early retirement program (ERP). This program is a voluntary program for all salaried employees of Dominion, excluding officers and employees of Dominion, VNG and

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

CNG International. The early retirement option will provide up to three additional years of age and three additional years of employee service, subject to age and service maximums under the companies' retirement plans, for purposes of the benefit formula under the retirement plans. Employees of CNG and its participating subsidiaries who have attained age 52 and completed at least 12 years of service as of July 1, 2000 are eligible under the ERP. For Dominion's other participating subsidiaries, employees who have attained age 52 and completed at least 5 years of service as of July 1, 2000 are eligible under the ERP. To elect early retirement, eligible employees must notify the companies during the period from April 3 through May 17.

The expense and related liability associated with the ERP will be recognized upon the Company's receipt of eligible employees' election to accept the ERP. Employees who are involuntarily terminated are also eligible to elect early retirement under the ERP. However, the amount of severance pay may be subject to reduction as a result of coordination with the additional retirement plan benefits provided by the ERP. Whether the ERP is made available to employees covered by collective bargaining agreements and the period for electing to retire under the ERP is subject to discussion with union representatives. At March 31, 2000, the ERP had been accepted by one union.

Other

Other expenses during the first quarter of 2000 included information technology systems and operations conversion costs of $5 million. These activities included systems integration, systems configuration and related training. This amount also included the excess amortization expense attributable to shortening the useful lives of capitalized software being impacted by systems conversion and integration. Approximately $2.2 million represented bonuses paid to employees to retain them during the post-merger transition period.

Dominion is expected to incur additional charges relating to restructuring and other merger-related activities as business operations are consolidated and administrative functions are integrated. Other costs may be incurred as a result of modifying or terminating leases due to closing of duplicate or excess facilities, termination of service contracts no longer needed, accelerated depreciation and amortization, or possibly impairment of assets.

The planned workforce reductions and the accelerated write-off of duplicate information technology software during 2000 and the first quarter of 2001 should avoid future annualized operating costs of approximately $60 million that would have otherwise been incurred.

(C)      CHANGE IN ACCOUNTING PRINICPLE
---------------------------------------

Effective with the acquisition of CNG into a subsidiary of Dominion on January 28, 2000, DEI changed its method of accounting for its oil and gas exploration and production (E&P) activities to the full cost method of accounting. Previously, DEI accounted for these activities, which were primarily directed toward development and exploitation rather than exploration, using the successful efforts method of accounting.

While DEI's previous method of accounting was in accordance with generally accepted accounting principles, the Company believes that the full cost method of accounting is preferable for the merged E&P operations of DEI and CNG. CNG's E&P business is historically larger than DEI's E&P business and consists of substantial investments in exploration activities. CNG uses the full cost method of accounting for its E&P activities which management believes better reflects the economics associated with the discovery and development of oil and gas reserves. It is anticipated that the strategic direction of the combined E&P operation will be consistent with CNG's past operations, thus supporting the adoption of the full cost method of accounting by DEI. In addition to being the preferable method of accounting based on the intended combined E&P operations of Dominion, the full cost method of accounting for E&P activities will improve the comparability of such financial information with other companies in Dominion's peer group.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, prior year financial statements have been restated to reflect this change on a retroactive basis. The effect of the accounting change on income of 2000 and on income as previously reported for 1999 is immaterial in relation to the financial statements of the Company taken as a whole.

The balances of retained earnings for 1999 and 2000 have been adjusted for the effect (net of income taxes) of applying retroactively the new method of accounting.

(D)      EXTRAORDINARY ITEM

In 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. Such legislation will deregulate generation by 2002 with the phase-in of retail customer choice beginning at that time. Under this legislation, Virginia Power's base rates will remain generally unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates. The legislation's deregulation of generation required discontinuation of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, for Virginia Power's generation operations in the quarter ended March 31, 1999. Discontinuing SFAS No. 71 resulted in an after-tax charge of $255 million to write-off expected unrecoverable generation-related assets and reversal of previously deferred investment tax credits. Virginia Power's transmission and distribution operations, CNG's four local gas distribution companies and CNG transmission operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71 and Virginia Power's generation-related fuel expense continues to be subject to deferral accounting.

For further discussion of the impact of deregulation in Virginia on Virginia Power, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes C and Q to the Consolidated Financial Statements included in Dominion's Annual Report on Form 10-K for the year ended December 31, 1999.

(E)  PROVISION FOR INCOME TAXES

Income before provision for income taxes, classified by source of income, and before minority interest was as follows:

                                           Three Months Ended
                                               March 31,
                                               ---------
                                       2000                1999
                                       ----                ----
                                               (Millions)
U.S.                                  $208                 $202
Non U.S.                                 9                    8
                                      ----                 ----
Total                                 $217                 $210
                                      ====                 ====

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                                   2000                   1999
                                                                   ----                   ----
                                                                            Percents
U.S. Statutory Rate                                                 35.0                  35.0
         Utility Plant Differences                                   0.1                   1.5
         Amortization of Investment Tax Differences                 (1.7)                 (2.0)
         Preferred Dividends at Virginia Power                       1.6                   1.4
         Nonconventional Fuel Credit                                (4.9)                 (4.0)
         Benefits and Taxes Related to Foreign Operations           (0.7)                 (2.0)
         State Taxes, Net of Federal Benefit                         4.7                   2.2
         Other, net                                                 (0.2)                 (0.6)
                                                                    ----                  ----
Effective Tax Rate                                                  33.9                  31.5
                                                                    ====                  ====

The effective income tax rate includes state and foreign income taxes.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(F) COMMON STOCK

At March 31, 2000, there were 500,000,000 shares of Dominion common stock authorized of which 237,735,114 were issued and outstanding. Common shares issued and purchased during the referenced periods were as follows:

                                              Three Months Ended
                                                   March 31,
                                                  ---------
                                          2000                   1999
                                          ----                   ----
Stock Issued
                                         87,449,202
Stock Exchanged for Cash                (32,893,919)
Stock Repurchase                         (4,904,845)        (2,568,400)
Other                                     1,765,031            114,647
                                         ----------        -----------
Total Shares Issued (Purchased)          51,415,469         (2,453,753)
                                         ==========        ===========

On July 20, 1998, the Dominion Board of Directors authorized the repurchase of up to $650 million (approximately 8 percent) of Dominion's common stock outstanding. As of March 31, 2000, Dominion has repurchased $514 million of common stock and continues to monitor market conditions for opportunities to repurchase additional shares.

Immediately before the CNG merger, Dominion concluded a reorganization in which approximately 33 million shares of Dominion common stock were exchanged for cash. In connection with the acquisition with CNG, Dominion issued approximately 87 million shares of common stock to CNG shareholders. For more information on the acquisition, see Note (B).

(G)      PREFERRED STOCK - VIRGINIA POWER

As of March 31, 2000, Virginia Power's total number of authorized shares for all preferred stock (whether or not subject to mandatory redemption) was 10 million shares. There were 1.4 million and 5.1 million issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively.

In March 2000, Virginia Power redeemed 400,000 shares of preferred stock subject to mandatory redemption. The remaining 1.4 million shares of preferred stock subject to mandatory redemption are scheduled to be redeemed in September 2000. Accordingly, Virginia Power has classified the $140 million of preferred stock subject to mandatory redemption in Securities due within one year at March 31, 2000.

(H)      COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

In December 1997, Dominion established Dominion Resources Capital Trust I (DR Capital Trust). DR Capital Trust sold 250,000 shares of capital securities for $250 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by DR Capital Trust.

Dominion issued $258 million of 7.83% Junior Subordinated Debentures (Debentures) in exchange for the $250 million realized from the sale of the capital securities and $8 million of common securities of DR Capital Trust. The common securities, which are held by Dominion, represent the remaining 3% beneficial ownership interest in the assets held by DR Capital Trust. The Debentures constitute 100% of DR Capital Trust's assets.

In 1995, Virginia Power established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5,400,000 shares of preferred securities for $135 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by VP Capital Trust.

Virginia Power issued $139 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) in exchange for the $135 million realized from the sale of the preferred securities and $4 million of common securities of VP Capital Trust. The common securities, which are held by Virginia Power, represent the remaining 3% beneficial ownership interest in the assets held by VP Capital Trust. The Notes constitute 100% of VP Capital Trust's assets.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(I)       NET ASSETS HELD FOR SALE

At March 31, 2000, the Company's net assets held for sale reflects management's estimate of the proceeds expected to be realized from the disposal of VNG, CNG's local gas distribution company located in Virginia, and CNG International. Dominion agreed to spin-off or sell VNG pursuant to conditions set forth by the Virginia State Corporation Commission and Federal Trade Commission in connection with their approval of the acquisition of CNG by Dominion. See Note (M) for additional information on the sale of VNG. After Dominion acquired CNG in the first quarter of 2000, CNG decided to sell CNG International as part of its desire to focus on the United States oil and gas markets. CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Latin America.

The results of operations of approximately $7 million for VNG and CNG International during the period January 28, 2000 through March 31, 2000 have been excluded from Dominion's net income and included in the determination of net assets held for sale. In addition, net assets held for sale include approximately $11 million associated with interest capitalized during the post-acquisition holding period.

(J)       RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued an Exposure Draft proposing amendments to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. If adopted, the proposed new accounting standard will become effective with the implementation of SFAS No. 133. The Exposure Draft addresses various implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption. To the extent that any of the contracts are subject to fair value accounting, implementing appropriate hedging strategies could possibly mitigate the potential impact on earnings volatility.

(K)       CONTINGENCIES

ENVIRONMENTAL MATTERS

General

Dominion is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations govern both current and future operations and potentially extend to plant sites formerly owned or operated by Dominion's subsidiaries, or their predecessors. Dominion has taken a proactive position with respect to environmental concerns. As part of normal business operations, subsidiaries periodically monitor their properties and facilities to identify and resolve potential environmental matters, and Dominion conducts general environmental audits on a continuing basis at its operating facilities to monitor compliance with environmental laws and regulations.

Estimates of liability in the environmental area are based on current environmental laws and existing technology. The exact nature of environmental issues which the Company may encounter in the future cannot be predicted. Additional environmental liabilities may result in the future as more stringent environmental laws and regulations are implemented and as the company obtains more specific information about its existing sites and production facilities. At present, no estimate of any such additional liability, or range of liability amounts, can be made. However, the amount of any such liabilities could be material.

Virginia Power

In 1987, the Environmental Protection Agency (EPA) identified Virginia Power and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. Current cost studies estimate total remediation costs for the sites to range from $106 million to $156 million. Virginia Power's proportionate share of the total cost is expected to be in the range of $2 million to $3 million, based upon allocation formulas and the volume of waste shipped

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

to the sites. Virginia Power has accrued a reserve of $2 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At March 31, 2000, any pending or possible claims were not recognized as an asset or offset against such obligations of the Company.

In 1999, Virginia Power was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill prevention, control and countermeasures
(SPCC) plans and facility response plan (FRP) requirements at one of Virginia Power's power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, Virginia Power may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to be material to Virginia Power's financial condition or results of operations.

In 1999, Virginia Power identified matters at certain other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements. Virginia Power reported these matters to the EPA and its plan for correction thereof. Presently, the EPA has not assessed any penalties against Virginia Power, pending its review of Virginia Power's disclosure information. Future resolution of these matters is not expected to have a material impact on Virginia Power's financial condition or results of operations.

In 1999, Virginia Power received notices from the Attorneys Generals of Connecticut and New York, respectively, of their intention to file suit against Virginia Power for alleged violations of the Clean Air Act. The notices question whether modifications at certain Virginia Power generating facilities were properly permitted under the Clean Air Act and allege that emissions from these facilities have contributed to damage to public health and the environment in the Northeast. Management believes, based on newspaper reports and other sources, that it is one of a number of companies with fossil fuel power generating stations in the southeast and central United States to have received such notifications. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities and that legal proceedings if pursued by the Attorneys General, would not have a material adverse effect on its financial condition or results of operations.


In a related development, in May 2000, Virginia Power received a Notice of Violation (NOV) from the EPA, alleging that Virginia Power is operating its Mt. Storm Power Station in West Virginia in violation of the Clean Air Act. The NOV alleges that Virginia Power failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities and will vigorously defend against the allegations in the NOV.

CNG

Voluntary surveys at CNG sites have been conducted to determine the extent of any possible soil contamination and when contamination has been discovered, remediation efforts have been undertaken. Further, on August 16, 1990, CNG Transmission entered into a Consent Order and Agreement with the Commonwealth of Pennsylvania Department of Environmental Protection (DEP) in which CNG Transmission has agreed with the DEP's determination of certain violations of the Pennsylvania Solid Waste Management Act, the Pennsylvania Clean Streams Law and the rules and regulations promulgated thereunder. No civil penalties have been assessed. Pursuant to the Order and Agreement, CNG Transmission continues to perform sampling, testing and analysis, and conducts a program of remediation at some of its Pennsylvania facilities. Total remediation costs in connection with these sites and the Order and Agreement are not expected to be material with respect to the CNG's financial position, results of operations or cash flows. CNG has recognized an estimated liability amounting to $6 million at March 31, 2000, for future costs expected to be incurred to remediate or mitigate hazardous substances at these sites and at facilities covered by the Order and Agreement.

Inasmuch as certain environmental-related expenditures are expected to be recoverable in future regulatory proceedings, a regulatory asset has been recognized amounting to $4 million at March 31, 2000. Also, uncontested claims amounting to

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

$1 million at March 31, 2000, were recognized for environmental-related costs probable for recovery through joint-interest operating agreements.

CNG Transmission and certain of the gas distribution subsidiaries are subject to the Federal Clean Air Act (Clean Air Act) and the Federal Clean Air Act Amendments of 1990 (1990 amendments) which added significantly to the existing Clean Air Act requirements. As a result of the 1990 amendments, these subsidiaries were required to install Reasonably Available Control Technology at some compressor stations to reduce nitrogen oxide emissions and to acquire Title V permits for major facilities. Progress is on schedule for these permits, with no major expenditures anticipated.

The 1990 amendments will also require installation of Maximum Available Control Technology (MACT) to control the emissions of certain hazardous air pollutants from compressor engines. CNG cannot estimate what its expenditures for MACT-related controls will be. However, the mandated controls will not affect a large number of its compressor engines and the related costs are not expected to be material. Additionally, CNG may be required, under an EPA nitrogen oxide state implementation program call, to include additional compressor engines in the control mandates for the 1990 Amendments. The estimated costs of such federal and/or state imposed hardware additions are not expected to be material. The total capital expenditures required to comply with the 1990 amendments are expected to be recoverable through future regulatory proceedings.

CNG is associated with 16 former manufactured gas plant sites, four of which are currently owned by subsidiaries. Studies conducted by other utilities at their former manufactured gas plants have indicated that their sites contain coal tar and other potentially harmful materials. None of the 16 former sites with which CNG is associated is under investigation by any state or federal environmental agency, and no investigation or action is currently anticipated. At this time it is not known if, or to what degree, these sites may contain environmental contamination. Therefore, CNG is not able to estimate the cost, if any, that may be required for the possible remediation of these sites.

The DEP has proposed a penalty of $380,000 related to a hydrocarbon spill in February 1998 at a CNG Transmission facility in Aliquippa, Beaver County, Pennsylvania. CNG Transmission will settle the matter by contributing $280,000 to a Supplemental Environmental Program (SEP) and $100,000 directly to the DEP. Under the SEP, several environmental programs will be undertaken which will benefit the Conservation District of Beaver County, Pennsylvania.

OTHER

Dominion

Dominion has issued guarantees to various third party creditors in relation to the repayment of debt by certain of its subsidiaries. At March 31, 2000, Dominion had issued $781 million of guarantees, and the subsidiaries' debt subject to such guarantees totaled $406 million.

DEI

Subsidiaries of DEI have general partnership interests in certain of its energy ventures. These subsidiaries may be required to fund future operations of these investments, if operating cash flow is insufficient.

DCI

As of March 31, 2000, DCI had commitments to fund loans of approximately $689 million.

For additional information regarding Contingencies, see Note (Q) to the Notes to the Consolidated Financial Statements included in Dominion's Annual Report on Form 10-K for the year ended December 31, 1999.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(L)   LINES OF CREDIT

Dominion Resources and its subsidiaries have credit agreements with various expiration dates. Dominion and its subsidiaries pay fees in lieu of compensating balances in connection with these credit agreements. These agreements provided for maximum borrowings of $9.6 billion. At March 31, 2000, $2.4 billion was borrowed under such agreements. Dominion and its subsidiaries' credit agreements supported $5 billion of commercial paper at March 31, 2000. A total of $4.6 billion of the commercial paper was classified as short-term at March 31, 2000. A significant portion of the commercial paper is supported by credit agreements that have expiration dates extending beyond one year. Therefore, a total of $364 million of commercial paper was classified as long-term at March 31, 2000. These borrowings are used primarily to fund the interim financing of the CNG acquisition and operational needs at Dominion and its subsidiaries.

(M)   SUBSEQUENT EVENTS

 SALE OF LATIN AMERICAN INTERESTS

In April 2000, Dominion completed the sale of its interests in generation capacity located in Latin America to Duke Energy International. As previously reported in Dominion's Annual Report on Form 10-K for the year ended December 31, 1999, DEI had reached an agreement on August 1, 1999, to sell its interests in approximately 1,200 megawatts of gross generation capacity located in Latin America. Duke Energy International purchased the interests for approximately $405 million. Since the announcement of the sale, Duke Energy International and Dominion transferred ownership of the individual businesses on varying schedules to meet different regulatory requirements in each country.

SALE OF VIRGINIA NATURAL GAS

On May 8, 2000,  Dominion and CNG reached an agreement  with AGL Resources  Inc.
(AGL) regarding the sale of VNG. AGL will pay from $500 million to $550 million in cash depending upon the final structure of the sale. The parties expect the sale to close by December 31, 2000.

(N)   BUSINESS SEGMENTS

Dominion manages its operations along three primary business lines, Dominion Delivery, Dominion Energy and Dominion Exploration and Production. The Company also manages the following as business segments: o The financial services of DCI and o Corporate Operations.

CNG's distribution, transmission and exploration and production operations are included in the segments of Dominion Delivery, Dominion Energy and Dominion Exploration and Production, respectively.

Corporate   operations  include  the  effect  of  the  restructuring  and  other merger-related costs.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

See Segment Reporting in Note (A) for a description of these business segments. Business segment financial information follows for the three month periods ended March 31, 2000 and 1999.

                                                            Dominion
                              Dominion       Dominion     Exploration         DCI        Corporate    Consolidated
                              Delivery        Energy     and Production                  Operations       Total
(millions, except total
assets)
Three Months Ended March
31,

2000

Revenues                             $708        $1,023            $243           $110          $(12)        $2,072
Net income (loss)                    $109          $108             $50             $3         $(129)          $141
Total assets at 3/31/00              $7.5          $8.6            $3.2           $3.7          $6.0          $29.0
(billions)

1999

Revenues                             $280          $852             $47           $108            $6         $1,293
Net income (loss)                     $45           $70             $10            $13         $(255)         $(117)
Total assets at 12/31/99
(billions)                           $4.6          $7.4            $1.2           $3.6          $0.9          $17.7


(O)      RISK MANAGEMENT-OIL AND GAS OPERATIONS

Dominion has implemented a new hedging strategy for its combined operations. Under its new strategy, Dominion created an enterprise risk management group with responsibility for managing Dominion's aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. Previously, individual business segments managed their respective energy portfolios and related price risk exposure on a stand-alone basis. Dominion management believes this new structure should result in a more effective risk management approach, thus maximizing the value of Dominion's diversified energy portfolio and market opportunities.

As part of the implementation of the new strategy, Dominion and CNG management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required a change to mark-to-market accounting where derivative contracts are carried at fair value in the balance sheet with any future unrealized gains and losses included in the determination of net income. In addition, CNG entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. Up to the date that the offsetting contracts were entered into, the mark-to-market accounting for the original portfolio resulted in a loss of approximately $55.1 million for the three months ended March 31, 2000. Such loss is included in Restructuring and Other Acquisition-related Costs. Due to the offsetting contracts, absent any not yet identified future losses from credit risk exposure, no additional material losses are expected to result as these derivative contracts mature through 2003. Related to these contracts, a liability representing future contract settlements of approximately $97.5 million is reported in Deferred Credits and Other Liabilities - Other at March 31, 2000.

The following chart describes the contracts from the original January 28, 2000 portfolio that have not yet matured, for which offsetting contracts have been entered, at March 31, 2000:

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Original Portfolio

                                                  Related Commodity                     Contract
         Type of Instrument              Item                    Quantity               Maturity
         ------------------              ----                    --------               --------

Options ("collars")                    Natural  gas        90  Bcf, on a net basis        2003

                                       Oil                     3,850,000 barrels          2000

Swaps                                  Natural gas                   108 Bcf              2003


During the first quarter of 2000, Dominion and its subsidiaries began the implementation of this strategy by building new portfolios of derivative contracts and designating them as hedges. At March 31, 2000, unrealized gains and unrealized losses related to these contracts were approximately $6.2 million and $31.8 million, respectively. Dominion's hedging portfolio of derivative contracts related to its oil and gas exploration and production operations at March 31, 2000 follows:

Current Hedging Portfolio

                                              Hedged Commodity
         Type of Instrument                  Item         Quantity         Maturity
         ------------------                  ----         --------         --------
Options ("collars")                    Natural  gas       42.1 Bcf, on      2002
                                                          a net basis
                                       Oil              3,595,000 barrels   2001

Swaps                                  Natural gas        93.1 Bcf, on      2000
                                                          a net basis
                                       Oil              2,631,000 barrels   2000

The net deferred losses at March 31, 2000 on the current hedging portfolio of contracts, to the extent realized, should generally be offset by future sales revenue from oil and gas production.

(P)     SUPPLEMENTARY FINANCIAL INFORMATION--UNAUDITED

Gas and Oil Producing Activities

As a result of the acquisition of CNG in January 2000, DEI's oil and gas exploration and production (E&P) activities, when combined with CNG's E&P activities, meet the definition of "significant" under Statement of Financial Accounting Standards (SFAS) No. 69, Disclosures about Oil and Gas Producing Activities. Prior to the acquisition, DEI's E&P operations did not meet the definition of "significant" and therefore were not subject to disclosure under SFAS 69.

The following SFAS No. 69 disclosures for CNG and DEI are presented to provide the reader with information regarding the historical E&P operations of CNG and DEI. The historical operations are not necessarily indicative of financial results that would have occurred had the acquisition of CNG occurred on January 1, 1999. Furthermore, the dollar amounts shown below do not reflect Dominion's accounting basis in the assets of CNG resulting from Dominion's acquisition of CNG.

As discussed in Note (C), effective with the acquisition of CNG, DEI changed its method of accounting for its E&P activities from the successful efforts method to the full cost method. In addition, certain 1999 amounts previously disclosed by CNG were restated as a result of a change in presenting revenues, royalty expense and production and reserve statistics.

CNG's and DEI's oil and gas producing activities are located in the United States and Canada.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Capitalized Costs

The aggregate amounts of costs capitalized for gas and oil producing activities, and related aggregate amounts of accumulated depreciation and amortization, follow:
--------------------------------------------------------------------------------


                   December 31,  1999            CNG         DEI
                   ------------------            ---         ---
                                                 (In Millions)
               Capitalized costs of
                 Proved properties......     $    3,735  $    1,139
                 Unproved properties....            480          71
                                             ----------  ----------
                    Subtotal............          4,215       1,210
                                             ----------  ----------
               Accumulated depreciation,
               depletion and amortization         2,738         276
                                             ----------  ----------
                    Net capitalized costs    $    1,477  $      934
                                             ==========  ==========


Total Costs Incurred

The following costs were incurred in gas and oil producing activities during 1999:


               Year Ended December 31, 1999            Total             United States         Canada
               ----------------------------            -----             -------------         ------
                                                                           (In Millions)
               CNG:
                 Property acquisition costs
                   Proved properties.........         $     171             $    171           $     ---
                   Unproved properties.......                33                   33                 ---
                                                      ---------             --------           ---------
                      Subtotal...............               204                  204                 ---
                 Exploration costs...........               113                  113
                 Development costs...........                95                   95
                                                      ---------             --------           ---------
                      Total..................         $     412             $    412           $
                                                      =========             ========           =========

               DEI:
                 Property acquisition costs
                   Proved properties.........         $     280             $    121           $     159
                   Unproved properties.......                33                    3                  30
                                                      ---------             --------           ---------
                      Subtotal...............               313                  124                 189
                 Exploration costs...........                 4                    2                   2
                 Development costs...........                84                   34                  50
                                                      ---------             --------           ---------
                      Total..................         $     401             $    160           $     241
                                                      =========             ========           =========

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Results of Operations

The results of operations presented below exclude the impact of interest expense and corporate overheads attributable to oil and gas production.
--------------------------------------------------------------------------------

                   Year Ended December 31, 1999          Total            United States        Canada
                   ----------------------------         -------          --------------        ------
                                                                           (In Millions)
               CNG:
                 Revenues (net of royalties) from:
                   Sales to nonaffiliated companies   $     382             $    377           $       5
                   Transfers to other operations..           52                   52                  --
                                                      ---------             --------           ---------
                      Total.......................          434                  429                   5
                                                      ---------             --------           ---------
                 Less:Production (lifting) costs..           81                   78                   3
                      Depreciation and amortization         224                  224
                      Income tax expense..........           38                   37                   1
                                                      ---------             --------           ---------
                      Results of operations.......    $      91             $     90           $       1
                                                      =========             ========           =========

               DEI:
                 Revenues (net of royalties) from:
                   Sales to nonaffiliated companies   $     227             $    141           $      86
                   Transfers to other operations..           --                   --                  --
                                                      ---------             --------           ---------
                      Total.......................          227                  141                  86
                                                      ---------             --------           ---------
                 Less:Production (lifting) costs..           85                   54                  31
                      Depreciation and amortization          73                   41                  32
                      Income tax expense..........          (24)                 (28)                  4
                                                      ----------            ---------          ---------
                      Results of operations.......    $      93             $     74           $      19
                                                      =========             ========           =========

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Company-Owned Reserves

Estimated net quantities of proved gas and oil (including condensate) reserves in the United States and Canada at December 31, 1999, and changes in the reserves during the year, are shown in the two schedules which follow. Reserve estimates are, by their nature, subject to revision. The estimates are made using all available geological and reservoir data as well as production data and are expected to change as additional information becomes available.


                              Year Ended December 31, 1999                 Total          United States         Canada
                              ----------------------------                 ------         -------------         ------
                                                                                                (In Bcf)
                    CNG:
                      Proved Developed and Undeveloped
                         Reserves*--Gas
                           At January 1 ..............................    1,110             1,109                 1
                           Changes in reserves
                              Extensions, discoveries and other ......                                           --
                                additions ............................      113               113
                              Revisions of previous estimates ........      (61)              (61)               --
                              Production .............................     (153)             (153)               --
                              Purchases of gas in place ..............      206               206                --
                              Sales of gas in place ..................      (10)              (10)
                                                                         ------             -----            ------
                           At December 31 ............................    1,205             1,204                 1
                                                                         ======             =====            ======
                      Proved Developed Reserves*--Gas
                           At January 1 ..............................      895               894                 1
                           At December 31 ............................      960               959                 1

                    DEI:
                      Proved Developed and Undeveloped
                         Reserves*--Gas
                           At January 1 ..............................      592               474               118
                           Changes in reserves
                              Extensions, discoveries and other
                               additions .............................      143                94                49
                              Revisions of previous estimates ........        1                24               (23)
                              Production .............................     (101)              (60)              (41)
                              Purchases of gas in place ..............      500                98               402
                              Sales of gas in place ..................      (31)              (31)               --
                                                                         ------             -----            ------
                           At December 31 ............................    1,058               599               459
                                                                         ======             =====            ======
                      Proved Developed Reserves*--Gas
                           At January 1 ..............................      592               474               118
                           At December 31 ............................      963               599               364


* Net of royalties.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                            Year Ended December 31, 1999               Total    United States         Canada
                            ----------------------------               -----    -------------         ------
                                                                                 (In Thousand Bbls)
           CNG:
             Proved Developed and Undeveloped
               Reserves*--Oil
                  At January 1 ...............................         46,625        41,854           4,771
                  Changes in reserves
                     Extensions, discoveries and other
                       additions .............................          6,209         6,034             175
                     Revisions of previous estimates .........          5,352         3,325           2,027
                     Production ..............................         (8,545)       (8,216)           (329)
                     Purchases of oil in place ...............            806           806              --
                     Sales of oil in place ...................         (1,160)       (1,160)             --
                                                                      -------       -------         -------
                  At December 31 .............................         49,287        42,643           6,644
                                                                      =======       =======         =======
             Proved Developed Reserves*--Oil
                  At January 1 ...............................         34,960        30,189           4,771
                  At December 31 ..................... ........        38,934        32,290           6,644

           DEI:
             Proved Developed and Undeveloped
               Reserves*--Oil ................................          4,076         2,533           1,543
                  At January 1
                  Changes in reserves
                     Extensions, discoveries and other
                       additions .............................          4,226           118           4,108
                     Revisions of previous estimates .........          8,409          (483)          8,892
                     Production ..............................         (1,416)         (551)           (865)
                     Purchases of oil in place ...............         11,203            --          11,203
                     Sales of oil in place ...................           (888)         (888)             --
                                                                       -------       -------         -------
                  At December 31 .............................         25,610           729          24,881
                                                                       =======       =======         =======
             Proved Developed Reserves*--Oil
                  At January 1 ...............................          4,076         2,533           1,543
                  At December 31 .............................          7,845           729           7,116

* Net of royalties.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein

The following tabulation has been prepared in accordance with the FASB's rules for disclosure of a standardized measure of discounted future net cash flows relating to Company-owned proved gas and oil reserve quantities.


                                      December 31, 1999                     Total   United         Canada
                        ---------------------------------------------   ----------- -------     ---------
                                                                                      States
                                                                                      ------
                                                                                   (In Millions)
                        CNG:
                          Future cash inflows.......................    $    3,996  $    3,878  $       118
                          Less: Future development and production
                             costs..................................           907         845           62
                                   Future income tax expense........           934         918           16
                                                                        ----------  ----------  -----------
                          Future net cash flows.....................         2,155       2,115           40
                          Less annual discount (10% a year).........           802         788           14
                                                                        ----------  ----------  -----------
                          Standardized measure of discounted future
                           net cash Flows...........................    $    1,353  $    1,327  $        26
                                                                        ==========  ==========  ===========


                        DEI:
                          Future cash inflows.......................    $    3,048  $    1,222  $     1,826
                          Less: Future development and production
                            costs...................................         1,254         519          735
                                   Future income tax expense........           597         161          436
                                                                        ----------  ----------  -----------
                          Future net cash flows.....................         1,197         542          655
                          Less annual discount (10% a year).........           553         198          355
                                                                        ----------  ----------  -----------
                          Standardized measure of discounted future
                            net cash  Flows.........................    $      644  $      344  $       300
                                                                        ==========  ==========  ===========



In the foregoing determination of future cash inflows, sales prices for gas were based on contractual arrangements or market prices at year-end. Prices for oil were based on year end prices received. Future costs of developing and producing the proved gas and oil reserves reported at the end of the year were based on costs determined at year end, assuming the continuation of existing economic conditions. Future income taxes were computed by applying the applicable statutory tax rate to future pretax net cash flows, less the tax basis of the properties involved, and giving effect to tax deductions, or permanent differences and tax credits.

It is not intended that the FASB's standardized measure of discounted future net cash flows represent the fair market value of the Company's proved reserves. The Company cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate is arbitrary. In addition, present costs and prices are used in the determinations and no value may be assigned to probable or possible reserves.

                            DOMINION RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The following tabulation is a summary of changes between the total standardized measure of discounted future net cash flows at the beginning and end of 1999 for CNG.


                              Year Ended December 31, 1999              (In Millions)
                   --------------------------------------------------
                   Standardized measure of discounted future net cash
                   flows at January 1................................   $       888

                   Changes in the year resulting from sales
                   and transfers of gas and oil produced during
                        the year, less production costs..............          (353)
                     Prices and production and development
                      costs related to future production.............           792
                     Extensions, discoveries and other additions, less
                        Production and development costs.............           186
                     Previously estimated development costs
                       incurred during the year......................            57
                     Revisions of previous quantity estimates........          (213)
                     Accretion of discount...........................           121
                     Income taxes....................................          (263)
                     Purchases and sales of proved reserves in                  265
                        place-net....................................
                     Other (principally timing of production)........          (127)
                                                                        -----------
                   Standardized measure of discounted future net
                    cash flows at December 31........................   $     1,353
                                                                        ===========



Although DEI has not disclosed a standardized measure of discounted future net cash flows prior to the December 31, 1999 disclosure shown above, the Company is providing information regarding certain changes in the standardized measure during 1999 that remain embedded in the standardized measure at December 31, 1999. The following changes did not result from changes in estimates:

                  Year Ended December 31, 1999              (In Millions)
       --------------------------------------------------
       Extensions, discoveries and other additions, less
            production and development costs.............   $        80
       Purchases of proved reserves in place ............           253

For sales and transfers of gas and oil produced during the year, see the Results of Operations section of this note. For the effect of development costs incurred during 1999, see the preceding section entitled Total Costs Incurred.

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

The business and financial condition of Dominion are influenced by a number of factors including political and economic risks, market demand for energy, inflation, capital market conditions, and other general and specific economic conditions in the Company's service areas, governmental policies, legislative and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the Environmental Protection Agency, the Department of Energy, the Nuclear Regulatory Commission, various state regulatory commissions), industry and rate structure and legal and administrative proceedings. Some other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, present or prospective wholesale and retail competition, competition for new energy development opportunities, pricing and transportation of commodities, operation of nuclear power facilities, acquisition and disposition of assets and facilities, effects of the acquisition of CNG, recovery of the cost of purchased power, nuclear decommissioning costs, exposure to changes in the fair value of commodity contracts, counter-party credit risk and unanticipated changes in operating expenses and capital expenditures. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Dominion. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on Dominion.

Any forward-looking statement speaks only as of the date on which such statement is made, and Dominion undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Business Segments

On March 3, 2000, Dominion announced a new corporate structure that integrates CNG's businesses and streamlines operations, positioning Dominion for long-term growth in the competitive market place. For more information on the Company's operating segments see Segment Reporting in Note (A) to Consolidated Financial Statements.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Dominion has structured its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the business segments.

Certain activities discussed under Liquidity and Capital Resources are currently evaluated based on existing legal entities rather than the operating segments defined by the new organizational structure because we continue to analyze these matters internally by legal entity.

RESULTS OF OPERATIONS

We have organized our discussion of Results of Operations into the following subsections:
1.       Dominion  - Consolidated
2.       Dominion Energy
3.       Dominion Delivery
4.       Dominion Exploration and Production
5.       DCI

                                                           Three Months Ended March 31,
Net Income and Earnings Per Share
                                                      Net Income              Earnings Per Share
                                                       (millions, except per share amounts)
                                                       ------------------------------------
                                                  2000          1999          2000           1999
                                                  ----          ----          ----           ----
Dominion Energy                                    $108        $  70          $0.49        $ 0.36
Dominion Delivery                                   117           45           0.52          0.23
Dominion Exploration and Production                  50           10           0.22          0.05
DCI                                                   3           13           0.01          0.07
Corporate Operations                               (137)        (255)         (0.61)        (1.32)
                                                   ----        ------         -----        ------
Consolidated                                       $141        $(117)         $0.63        $(0.61)
                                                   ====        ======         =====        ======

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales conditions and rate changes.


1.  DOMINION - CONSOLIDATED

Revenues

Consolidated earnings increased for the first quarter of 2000 when compared to the same time period in 1999. The growth in net income reflects the increase in revenues of $779 million that was primarily due to:
o the inclusion of revenues of CNG's various businesses from the time of the CNG acquisition on January 28, 2000 until the end of the first quarter 2000;
o    increased  electric service revenue at Dominion  Delivery and Dominion
     Energy; and
o higher oil and gas revenues at Dominion Exploration and Production. These activities were offset by the decrease in other revenues at Dominion Energy.

Operating Expenses

Consolidated operating expenses increased by $689 million for the first three months of 2000 as compared to the same period in 1999, because of:

o the inclusion of the operating expenses of CNG's various operating businesses from the time of the acquisition until the end of the first quarter 2000;
o    the impact of restructuring and other acquisition-related costs; and
o    increase in fuel, net and operation and maintenance costs at Dominion
     Energy.
These increases were offset by:
o lower purchased power capacity expense and depreciation and amortization at Dominion Energy; and
o    lower  operations  and  maintenance  costs at  Dominion Delivery.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Interest Charges, Net

Interest charges, net increased by $81 million during the three-month period ended March 31, 2000, as compared to the same period in 1999 primarily due to:

     o the interest on the debt incurred to finance the acquisition of CNG, and

     o the interest expense of CNG.

Extraordinary Item, Net of Tax

Extraordinary item, net of tax consists of a charge to earnings for the write-off of assets and liabilities related to Virginia Power's generation activities which will not be recovered through capped regulated rates. For more information on the extraordinary item, see Note (D) to Consolidated Financial Statements.

2.  DOMINION ENERGY

The business segment Dominion Energy includes primarily the combined generation operations of Virginia Power and DEI plus the gas pipeline and storage operations of CNG.

Dominion Energy's net income for the first quarter of 2000 increased by $38 million as compared to the same period in 1999. The addition of CNG's transmission and storage businesses provided $34 million to Dominion Energy's net income. The change in net income from non-CNG sources of $4 million was attributable to the following:

Revenues

Revenues increased for the three months ending March 31, 2000 as compared to the same period in 1999, primarily due to increased electric service revenue resulting from growth in customer base. The increase was offset partially by lower revenues associated with power and gas marketing and trading activities and a decrease in nonutility electric revenues.

Total Operating Expenses

Operating expenses, decreased for the first three months of 2000 when compared to the same period in 1999, primarily due to:

o lower purchased power capacity costs because of the expiration of two major long-term power purchase contracts as of December 31, 1999;
o lower depreciation and amortization reflecting the amortization of certain terminated construction projects in the first quarter of 1999 with no such expenses occurring in the current quarter.
The reduction in operating expenses was partially offset by the increase in fuel, net primarily due to increased energy purchases and the inclusion of previously deferred fuel expenses being recovered in current fuel rates.

3.  DOMINION DELIVERY

The business segment Dominion Delivery consists primarily of Virginia Power's electric transmission and distribution system and CNG's gas distribution system.

Dominion Delivery's net income for the first quarter of 2000 increased by $72 million as compared to the same period in 1999. The addition of CNG's distribution business provided $57 million to Dominion Delivery's earnings contribution. The additional earnings contribution of $15 million was attributable to the following.

Revenues

Revenues increased for the three months ending March 31, 2000 as compared to the same period in 1999, primarily due to increased electric service revenue resulting from electric transmission services.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Total Operating Expenses

Operating expenses decreased for the first three months of 2000 when compared to the same period in 1999, primarily due to lower costs in the first quarter of 2000 associated with storm-related service restoration activities.

4.  DOMINION EXPLORATION AND PRODUCTION

Dominion Exploration and Production consists of the gas and oil operations of DEI and CNG.

Dominion Exploration and Production's net income for the first quarter of 2000 increased by $40 million as compared to the same period in 1999. The addition of CNG's exploration and production business provided $23 million to Dominion Exploration and Production's earnings contribution. The additional earnings contribution of $17 million was attributable to the following:

Revenues

Revenues increased for the three months ending March 31, 2000 as compared to the same period in 1999, primarily due to increased oil and gas production resulting from the acquisition of Remington Energy, Ltd. in April 1999, as well as significantly higher market prices for oil and gas.

Total Operating Expenses

Operating expenses increased for the first three months of 2000 when compared to the same period in 1999, primarily due to higher operation and maintenance costs as a result of increased oil and gas production.

5.  DCI

DCI's net income decreased during the first quarter 2000, as compared to the same period in 1999, primarily due to lower securitization gains, higher interest expense and higher operating expenses at the financial services units. These activities were offset, in part, by higher interest and fee income. Higher interest income and expense occurred due to the rise in interest rates. Operating expenses increased due to higher general and administrative expenses and higher loan loss reserves.

The real estate and other non-core operating results were lower during the first three months of 2000 as compared to the same period in 1999 due to significantly lower water flow at the Vidalia hydro facility.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Certain activities discussed under Liquidity and Capital Resources are currently evaluated based on existing legal entities rather than operating segments defined by the new organizational structure. References are made to specific operating segments as appropriate.

We have organized our discussion of Liquidity and Capital Resources into the following subsections:
1.   Dominion - Consolidated
2.   Virginia Power
3.   DEI
4.   DCI
5.   CNG

1.  DOMINION - CONSOLIDATED

Cash Flows From Financing Activities

Financing activities provided cash flows of $2.9 billion during the first quarter of 2000 primarily due to the issuance of

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

$4.4 billion of short-term debt to finance the acquisition of CNG and the reorganization discussed in Note (F) of the Consolidated Financial Statements. For more information on the CNG acquisition, see Note (B) to the Consolidated Financial Statements.

On February 18, 2000, the Board of Directors of Dominion declared a quarterly common stock dividend of $0.645 per share, payable March 20, 2000, to holders of record at the close of business March 1, 2000.

On March 31, 1999, Dominion increased its bank lines of credit to $601 million by replacing the April 1, 1998, $200 million short-term credit agreement with a new $300 million, 364-day facility. Dominion uses these credit agreements to support its commercial paper borrowings. The proceeds from these borrowings are used to finance Dominion nonutility subsidiaries' working capital requirements.

Cash Flows Used In Investing Activities

Net cash flows used in investing activities during the first three months of 2000 were $3.2 billion. The primary reasons for the cash outflows were utility plant (including nuclear fuel) expenditures at Virginia Power and CNG, plus the cash paid as part of the acquisition of CNG.

2.  VIRGINIA POWER

Cash Flows From Operations

Cash flows from operations for the first quarter of 2000 increased when compared to the same period in 1999 primarily due to normal operations.

Cash Flows Used in Financing Activities

In March 2000, Virginia Power issued $220 million in aggregate principal of variable-rate medium-term notes maturing in 2002. Virginia Power also entered a swap agreement as a hedge to synthetically convert these variable-rate notes to fixed rate debt. Under the swap agreement, Virginia Power will pay a 7.27% fixed rate. Virginia Power issued the notes primarily to satisfy the retirement during the first quarter of 2000 of approximately $57 million of outstanding debt and preferred stock and repayments in April 2000 of $169 million of outstanding debt.

Virginia Power has a commercial paper program that is supported by two credit facilities totaling $500 million. Net borrowings under the program were $185 million at March 31, 2000, a decrease of $193 million from amounts outstanding at December 31, 1999. Borrowings under these facilities are used to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by current cash provided from operations.

As of March 31, 2000, Virginia Power has $520 million of remaining principal amount under currently effective shelf registrations with the Securities and Exchange Commission available to meet capital requirements.

Cash Flows Used in Investing Activities

During the quarter ended March 31, 2000, Virginia Power's investing activities resulted in net cash outflows of $178 million. These activities included plant and nuclear fuel expenditures of $162 million. Generation-related projects totaled approximately $87 million and included continued construction of four 150 MW combustion turbines, expected to be completed by midyear 2000, environmental upgrades, and routine capital improvements. Virginia Power spent approximately $71 million on transmission and distribution-related projects reflecting routine capital improvements and expenditures associated with new connections. Remaining plant and equipment expenditures of $4 million reflect Virginia Power's continued investment in information technology and other general projects.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

There have been no significant changes in the planned levels of spending for capacity and other capital projects and maturities of securities as disclosed in MD&A included in Virginia Power's Annual Report on Form 10-K for the year ended December 31, 1999. Virginia Power expects to fund its capital requirements and maturities with cash flow from operations and a combination of sales of securities and short-term borrowings.

3.  DEI

Cash Flows From Operating Activities

Cash flows from operations for the three months ended March 31, 2000 decreased by $20 million, as compared to the same period in 1999, primarily due to timing of payments for normal business operations.

Cash Flows From Investing Activities

During the first three months of 2000, cash flows from investing activities were $22 million primarily due to sale of DEI's Latin American assets, offset by the purchase of natural gas properties.

4.  DCI

Cash Flows Used In Operating Activities

DCI's cash flows used in operations for the first three months of 2000 increased by $44 million as compared to the same period for 1999 primarily due to increased net mortgage originations and sales, offset by normal operations.

Cash Flows From Financing Activities

During the first quarter of 2000, DCI's cash flows from financing activities were $192 million to satisfy funding needs for loan originations and purchases and originations of mortgages.

Cash Flows Used In Investing Activities

During the first three months of 2000, DCI's cash flows used in investing activities were $108 million primarily due to the funding for mortgage and commercial lending activities.

5.   CNG

Cash Flows From Operations

Since the acquisition date of January 28, 2000, CNG contributed approximately $270 million to operating cash flows since its acquisition on January 28, 2000.

Cash Flows Used In Financing Activities

Since the acquisition date of January 28, 2000, CNG `s cash flows used in financing activities were $141 million primarily due to the repayment of commercial paper and the payment of dividends.

Cash Flows Used In Investing Activities

Since the acquisition date of January 28, 2000, CNG's cash flows used in investing activities were $179 million primarily due to plant construction and other property additions.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

FUTURE ISSUES
-------------

DOMINION RESOURCES - CONSOLIDATED

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued an Exposure Draft proposing amendments to Statement of Financial Accountings Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. If adopted, the proposed new accounting standard will become effective with the implementation of SFAS No. 133. The Exposure Draft addresses various implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption. To the extent that any of the contracts are subject to fair value accounting, implementing appropriate hedging strategies could possibly mitigate the potential impact on earnings volatility.

Future Restructuring Charges

Dominion is expecting to incur additional charges relating to restructuring and other acquisition-related activities as business operations are consolidated and administrative functions are integrated. Other costs may be incurred as a result of modifying or terminating leases due to closing of duplicate or excess facilities, termination of service contracts no longer needed and, accelerated depreciation in 2000 of information technology systems that will be abandoned on January 1, 2001. The planned workforce reductions and the accelerated depreciation in 2000 of information technology systems that will be abandoned on January 1, 2001 should avoid future annualized operating costs of approximately $60 million that would have otherwise been incurred. See Note (B) to
Consolidated Financial Statements for further discussion of restructuring activities and related costs.

Telecommunications Business

VPS Communications, Inc. (VPSC), an indirect subsidiary of Dominion is a Virginia public service company authorized to provide interexchange and local exchange telecommunications service. Dominion has recently announced plans for VPSC to expand its activities as a competitive provider of telecommunications services in Virginia and, ultimately, regionally. VPSC expects initially to continue acting primarily as a wholesaler, providing telecommunications service over fiber optic cable to third parties with relationships to business and consumer end users. Management anticipates that VPSC's fiber optic cable network can largely overlay Dominion's network of electric and natural gas rights of way, thus increasing utilization of these extensive company resources. Dominion's investments, for the current fiscal year, estimated at approximately $85 million, will provide funds necessary for VPSC to begin development of a facilities-based high-bandwidth capacity telecommunications network throughout the eastern United States.

VIRGINIA POWER

Competition-Legislative Initiatives

Virginia

In March 1998, the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators, regional power exchanges and retail access pilot programs. The Order instructed Virginia Power and American Electric Power-Virginia (AEP) each to design and file a retail access pilot program. In response, Virginia Power filed a report describing the details, objectives and characteristics of our proposed retail access pilot program and a hearing was held. On April 28, 2000, the Virginia Commission entered a Final Order adopting, with certain exceptions, the Hearing Examiner's recommendations, including the Hearing Examiner's market price methodology. Pursuant to the Final Order, Virginia Power's pilot program will begin on September 1, 2000 and will initially give approximately 35,000 customers the ability to choose their electric supplier. The program will be expanded to include approximately 71,000 customers by January 2001. A final order from the Virginia Commission on the interim rules governing electric and gas retail pilot programs in Virginia is expected early in the second quarter of 2000.

                            DOMINION RESOURCES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

In April 2000, the Virginia Commission entered an order proposing regulations governing the functional separation of the generation, retail transmission, and distribution of incumbent electric utilities under the Virginia Electric Utility Restructuring Act (the Act). Pursuant to the Act, Virginia electric utilities are required to file their functional separation plans with the Virginia Commission by January 1, 2001. Comments on the Commission's proposed functional separation rules are due by May 22, 2000.

North Carolina

In April 2000, a study commission, established by the North Carolina General Assembly to explore the future of electric service in North Carolina, developed a proposal to provide full retail competition to North Carolina by January 1, 2006, with a phase-in beginning on January 1, 2005 of up to 50% of each power supplier's customer load. These recommendations will be part of a report to be given to the General Assembly scheduled to begin in May 2000. The study commission will recommend to the 2001 General Assembly specific legislative language necessary to accomplish its recommendations including a proposal regarding resolution of certain issues concerning municipal power agency debt.

Clear Air Act Matters

The Virginia Department of Environmental Quality (DEQ) is proposing to impose a plant wide ozone season NOx emission limit of 0.15 lb/mmBtu at the Possum Point Power Station beginning in May 2003 as part of a State Implementation Plan to address ozone levels in Northern Virginia, which is classified as a serious ozone non-attainment area. Given the age of the existing units at Possum Point and the high probability of additional control requirements in the future, Virginia Power evaluated various options to optimize the ability to continue to operate these units in a cost-effective manner while providing the Northern Virginia area with a reliable source of electricity. Based on this evaluation, Virginia Power recently announced the planned replacement of 465 MW of existing coal-fired generation at Possum Point with a new, cleaner combined cycle gas unit at an estimated capital cost of $280 million.

In May 2000, Virginia Power received a Notice of Violation (NOV) from the EPA, alleging that Virginia Power is operating the Mt. Storm Power Station in West Virginia in violation of the Clean Air Act. The NOV alleges that Virginia Power failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities and will vigorously defend against the allegations in the NOV. See Note (K) for further discussion of this matter.

YEAR 2000 COMPLIANCE
--------------------

DOMINION CONSOLIDATED

Dominion experienced a successful transition to the Year 2000 and through February 29, 2000. Our transmission and distribution systems, generating units and newly acquired natural gas production, transmission, and distributions systems continued to operate smoothly through the transition periods. Customers have not lost power or experienced natural gas service interruptions as a result of a Year 2000 problem. Dominion expects no significant Year 2000 problems in the future.

Actual Year 2000 costs, excluding CNG, of $31 million have been expended as of March 31, 2000. Additional costs throughout the remainder of 2000 are not expected to be significant.

Dominion cannot estimate or predict the potential adverse consequences that could result from a third party's failure to effectively address remaining Year 2000 issues, if any, but believe that any impact would be short-term in nature and would not have a material adverse impact on results of operations.

                            DOMINION RESOURCES, INC.
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT
-----------------------------------------------------

Dominion is exposed to market risk because it utilizes financial instruments, derivative financial instruments and derivative commodity instruments. The market risks inherent in these instruments are represented by the potential loss due to adverse changes in commodity prices, equity security prices, interest rates and foreign currency exchange rates as described below. Interest rate risk generally is related to Dominion's outstanding debt as well as its commercial, consumer, and mortgage lending activities. Currency risk exists principally through DEI's investments in Canada and CNG International's investments in Argentina and Australia. Dominion is exposed to equity price risk through various portfolios of equity securities. Commodity price risk is experienced in Dominion Energy and Dominion Exploration and Production. They are exposed to effects of market shifts in the prices they receive and pay for natural gas and electricity.

Dominion uses derivative commodity instruments to hedge electric operations, gas production and procurement operations and as part of its trading activities.

Dominion is also exposed to price risk associated with the nonfinancial assets and liabilities of power production operations, including underlying fuel requirements and natural gas operations.

Dominion uses the sensitivity analysis methodology to disclose the quantitative information for the interest rate, commodity price and foreign exchange risks. Sensitivity analysis provides a presentation of the potential loss of future earnings, fair values, or cash flows from market risk sensitive instruments over a selected time period due to one or more hypothetical changes in interest rates, foreign currency exchange rates, commodity prices, or other similar price changes.

Interest Rate Risk - Non-Trading Activities

Dominion manages interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Dominion enters into interest rate sensitive derivatives such as swaps, forwards and futures contracts.

Commodity Price Risk - Non-Trading Activities

Dominion Exploration and Production (the post-merger combined oil and gas operations of DEI and CNG) is exposed to the impact of market fluctuations in the sales price received for natural gas and oil. To reduce price risk caused by market fluctuations, Dominion Exploration and Production generally follows a policy of hedging a portion of its natural gas and oil sales commitments by selecting derivative commodity instruments whose historical price fluctuations correlate strongly with those of the production being hedged. Dominion Exploration and Production enters into options, swaps, and collars to mitigate a loss in revenues, should natural gas or oil prices decline in future production periods. Dominion Exploration and Production also mitigates price risk by entering into fixed price sale agreements with physical purchasers of natural gas.

For sensitivity analysis purposes, the fair value of Dominion Exploration and Production's oil and natural gas financial derivative contracts are determined from option pricing models which take into account the market prices of oil and natural gas in future periods, the volatility of the market prices in each period, as well as the time value factors of the underlying commitments. In most instances, market prices and volatility are determined from quoted prices on the futures exchange.

Dominion Exploration and Production has determined a hypothetical decrease in fair value for its oil and natural gas financial derivative contracts assuming a 10% unfavorable change in market prices and comparing it to the fair value of the contracts based on market prices at March 31, 2000. This hypothetical 10% change in market prices would have resulted in a decrease in fair value of approximately $47 million as of March 31, 2000. If this sensitivity analysis had been used at December 31, 1999, an unfavorable 10% change in market prices would have resulted in an estimated decrease in the fair value for CNG's and DEI's oil and natural gas financial derivative contracts of $46 million and $9 million, respectively.

The impact of a change in oil and natural gas commodity prices on Dominion Exploration and Production's oil and natural gas derivative financial contracts at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from oil and natural gas financial derivative contracts used for hedging purposes, to the extent realized, should generally be offset by future sales revenue from oil and gas production.

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

Based on the sensitivity analysis methodology discussed previously in this section, Virginia Power has determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at March 31, 2000 and December 31, 1999. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $6 million and $5 million in the fair value of its commodity contracts as of March 31, 2000 and December 31, 1999, respectively.

The sensitivity analysis does not include the price risks associated with utility fuel requirements, including those underlying utility fuel requirements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk, which is not reflected in the sensitivity analysis above.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

VIRGINIA POWER

In May 2000, Virginia Power received a Notice of Violation (NOV) from the Environmental Protection Agency (EPA), alleging that Virginia Power is operating the Mt. Storm Power Station in West Virginia in violation of the Clean Air Act. The NOV alleges that Virginia Power failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities and will vigorously defend against the allegations in the NOV. See Note (K) to Consolidated Financial Statements for a further discussion.


CNG

A class action suit was filed by Quinque Operating Company and others against approximately 300 defendants, including CNG and several of its subsidiaries in Stevens County, Kansas. The cases have been consolidated with the Grynberg case, as previously reported, and have been stayed pending the ruling on the motion to dismiss.


CNG's interstate natural gas pipeline, Dominion Transmission, Inc is involved in several proceedings before the Enforcement Section of the Office of the General Counsel at the Federal Energy Regulatory Commission. These proceedings concern an audit of Dominion Transmission's compliance with marketing affiliate regulations, certain storage well drilling practices, and a matter affecting capacity allocation for the pipeline's services. These proceedings are in various stages of discovery and their outcome cannot be determined at this time. The Company does not anticipate that these proceedings will result in a material adverse effect to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion's Annual Shareholders Meeting was held on April 28, 2000 and the following matters were voted on by shareholders.

ELECTION OF DIRECTORS

The following Directors were elected to the Board of Directors for a one year term or until next year's annual meeting.

                                                                              VOTES
                                                                              -----
                 NOMINEE                                    FOR                                   WITHHELD
                 -------                                    ---                                   --------
William C. Barrack, Jr                                  201,783,475                              5,471,885
John B. Bernhardt                                       202,021,678                              5,233,682
Thos. E. Capps                                          201,845,269                              5,410,091
George A. Davidson, Jr.                                 201,551,785                              5,703,575
Raymond E. Galvin                                       201,887,173                              5,368,187
John W. Harris                                          202,323,343                              4,932,017
Benjamin J. Lambert, III                                202,096,079                              5,159,281
Richard L. Leatherwood                                  202,273,301                              4,982,059
Paul E. Lego                                            201,706,115                              5,552,245
Margaret A. McKenna                                     201,876,024                              5,379,336
Steven A. Minter                                        201,993,303                              5,262,057
Kenneth A. Randall                                      201,975,016                              5,280,344
Frank S. Royal, M.D.                                    201,988,476                              5,266,884
S. Dallas Simmons                                       202,253,342                              5,002,018
Robert H. Spilman                                       201,925,732                              5,329,628
David A. Wollard                                        202,246,044                              5,009,316



                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)

INCENTIVE COMPENSATION PLAN

Shareholders   approved  the   amendments   to  Dominion   Resources   Incentive
Compensation Plan as follows:

                                                                              Votes
                                                                              -----
                                                                                                       Broker
                                                    For             Against         Abstained         Non Votes
                                                    ---             -------         ---------         ---------
                                                154,047,131       20,298,128        4,422,181        28,487,920

ITEM 5.  OTHER INFORMATION
--------------------------

THE COMPANY

For a discussion of Dominion's final sale of its Latin American generation interests see Note (M) to Consolidated Financial Statements.

VIRGINIA POWER

Regulation

Virginia

In March 1998, the Virginia State Corporation Commission issued an Order Establishing Investigation with regard to independent system operators, regional power exchanges and retail access pilot programs. The Order instructed Virginia Power and American Electric Power-Virginia (AEP) each to design and file a retail access pilot program. In response, we filed a report describing the details, objectives and characteristics of our proposed retail access pilot program and a hearing was held. On April 28, 2000, the Virginia Commission entered a Final Order adopting, with certain exceptions, the Hearing Examiner's recommendations, including the Hearing Examiner's market price methodology. Pursuant to the Final Order, Virginia Power's pilot program will begin on September 1, 2000 and will initially give approximately 35,000 customers the ability to choose their electric supplier. The program will be expanded to include approximately 71,000 customers by January 2001. A final order from the Virginia Commission on the interim rules governing electric and gas retail pilot programs in Virginia is expected early in the second quarter of 2000.

In April 2000, the Virginia Commission entered an order proposing regulations governing the functional separation of the generation, retail transmission, and distribution of incumbent electric utilities under the Virginia Electric Utility Restructuring Act (the Act). Pursuant to the Act, Virginia electric utilities are required to file their functional separation plans with the Virginia Commission by January 1, 2001. Comments on the Commission's proposed functional separation rules are due by May 22, 2000.

North Carolina

In April 2000, a study commission, established by the North Carolina General Assembly to explore the future of electric service in North Carolina, developed a proposal to provide full retail competition to North Carolina by January 1, 2006, with a phase-in beginning on January 1, 2005 of up to 50% of each power supplier's customer load. These recommendations will be part of a report to be given to the General Assembly scheduled to begin in May 2000.

Environmental

The Virginia Department of Environmental Quality is proposing to impose a plant wide ozone season Nox emission limit of 0.15 lb/mmBtu at the Possum Point Power Station beginning in May 2003, as part of a State Implementation Plan to address ozone levels in Northern Virginia. For more details, see Future Issues under Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            DOMINION RESOURCES, INC.
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits:

       18-          Letter re: Change in Accounting Principles (filed herewith).

       11-          Statement re: computation of per share earnings (included in this Form 10-Q on page 3)

       27-          Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K

        Dominion filed an amended Form 8-K/A, dated March 24, 2000, which included pro forma financial statements relating to the merger with Consolidated Natural Gas Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DOMINION RESOURCES, INC.
                                                        Registrant

                                                   BY JAMES L. TRUEHEART
                                                      ------------------
                                                    James L. Trueheart
                                            Group Vice President and Controller
                                              (Principal Accounting Officer)

May 12, 2000