Form 10-K405/A
period 1999-12-31
DOMINION RESOURCES INC /VA/
filed 2000-05-19
CIK 715957

                        SECURITIES AND EXCHANGE COMMISION

                             Washington, D.C. 20549

                     ---------------------------------------

                                   FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT

                 Filed pursuant to Section 12, 13, and 15 (d) of

                       THE SECURITIES EXCHANGE ACT OF 1934

                    ----------------------------------------

                            Dominion Resources, Inc.
               (Exact name of registrant as specified in charter)

                          AMENDMENT NO. 1 TO FORM 10-K

The undersigned registrant hereby amends the exhibits to its 1999 Annual Report on Form 10-K to include the following 1999 Annual Reports for the Dominion Resources, Inc. Employee Savings Plan, Dominion Subsidiary Savings Plan, and the Virginia Power Hourly Employee Savings Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DOMINION RESOURCES, INC.
                                                       Registrant



                                               BY   /s/ THOMAS N. CHEWNING
                                                   --------------------------
                                                        Thomas N. Chewning
                                                   Executive Vice President,
                                                      Chief Financial Officer

Date: May 19, 2000

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                        Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934



(Mark One):

      X   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
   -----
          EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 1999.

                                       or

_______ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from _________ to ________________.


Commission File number 333-87529

A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                           Dominion Resources, Inc.
                             Employee Savings Plan

B. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

                           DOMINION RESOURCES, INC.

                             EMPLOYEE SAVINGS PLAN

                             FINANCIAL STATEMENTS

                               TABLE OF CONTENTS




                                                                            Pages
                                                                            -----

Independent Auditors' Report                                                 F-2

Financial Statements:

     Statements of Net Assets Available for Benefits
     as of December 31, 1999 and 1998                                        F-3

     Statement of Changes in Net Assets Available
     for Benefits for the Year Ended
     December 31, 1999                                                       F-4

     Notes to Financial Statements                                           F-5 - F-11

Supplemental Schedules as of and for the year ended December 31, 1999:

     Schedule H, Item 4(i): Schedule of Assets Held for Investment
     Purposes                                                                F-12

     Schedule H, Item 4(j): Schedule of Reportable Transactions              F-13


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Organization, Compensation, and Nominating Committee of the Board of Directors of Dominion Resources, Inc.

We have audited the accompanying financial statements of the Dominion Resources, Inc. Employee Savings Plan (the Plan) as of December 31, 1999 and 1998 and for the year ended December 31, 1999 listed in the Table of Contents on page F-1. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in net assets available for benefits for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed in the Table of Contents are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1999 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Richmond, Virginia
May 9, 2000

                           DOMINION RESOURCES, INC.
                             EMPLOYEE SAVINGS PLAN
                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                                                                    December 31,
                                                                            1999                      1998
                                                                    -------------------       -------------------
Assets:
Investments (Notes 3 and 4)                                                $572,470,440              $538,936,669

Receivables:
  Interest                                                                      356,575                   292,331
   Securities Sold                                                              331,105                   116,216
                                                                    -------------------       -------------------
     Total Receivables                                                          687,680                   408,547

  Cash                                                                          123,181                   654,894
                                                                    -------------------       -------------------

      Total Assets                                                          573,281,301               540,000,110
                                                                    -------------------       -------------------

Liabilities - Payables for Investments Purchased                              4,129,748                   227,936
                                                                    -------------------       -------------------

Net Assets Available for Benefits                                          $569,151,553              $539,772,174
                                                                    ===================       ===================



   The accompanying notes are an integral part of the financial statements.

                           DOMINION RESOURCES, INC.
                             EMPLOYEE SAVINGS PLAN
           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS




                                                                                  Year Ended
                                                                              December 31, 1999
                                                                             ---------------------
Additions:
   Investment income:
         Net appreciation in fair value of investments                                $  3,757,550
         Dividend income                                                                17,905,456
         Interest and other income                                                       4,610,437
                                                                                      ------------

                 Total investment income                                                26,273,443

Contributions:
         Participants (Note 1)                                                          24,330,611
         Participating companies (Note 1)                                                8,137,848
                                                                                      ------------

                 Total additions                                                        58,741,902
                                                                                      ------------

Deductions:
   Benefits paid to participants                                                        30,038,785
   Administrative expenses                                                                 212,974
                                                                                      ------------

                 Total deductions                                                       30,251,759
                                                                                      ------------

Net increase before transfers                                                           28,490,143

Transfer of participants' assets to the Plan from other plans                              889,236
                                                                                      ------------
Net increase                                                                            29,379,379

Net assets available for benefits:
   Beginning of year                                                                   539,772,174
                                                                                      ------------

   End of year                                                                        $569,151,553
                                                                                      ============

   The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS



1.   DESCRIPTION OF PLAN

     The following description of the Dominion Resources, Inc. Employee Savings Plan (the Plan) provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

     a.   GENERAL - The Plan is a defined contribution plan covering all full-
          -------
          time salaried employees of the Participating Companies (see Note 1.d) who have six months of service and are age 18 or older. Virginia Electric and Power Company (the Company), a wholly owned subsidiary of Dominion Resources, Inc. (DRI), is the designated Plan sponsor, fiduciary and administrator. Mellon Bank serves as the trustee of the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

     b.   CONTRIBUTIONS
          -------------

          January 1, 1997 - April 30, 1998
          --------------------------------

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

          May 1, 1998 - December 31, 1999
          --------------------------------

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

     c.   PARTICIPANT ACCOUNTS - Each participant's account includes the effect
          --------------------
          of the participant's contributions and withdrawals, as applicable, and allocations of the Company's contributions, Plan earnings, and administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non-vested accounts are used to reduce future Participating Companies' contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

     d.   PARTICIPANTS - Any subsidiary of DRI may adopt the Plan for the
          ------------
          benefit of its qualified salaried employees subject to approval of the Board of Directors of the Company.

          There were 5,846 and 5,306 participants in the Plan as of December 31, 1999 and 1998, respectively.

     e.   VESTING - Participants become vested in their own contributions and
          -------
          the earnings on these amounts immediately, and in the participating companies' matching contributions and earnings after three years of service. Matching contributions vest immediately for participants aged 55 or older.

     f.   INVESTMENT OPTIONS
          ------------------

          Employee Contributions: Upon enrollment in the Plan, a participant may
          ----------------------
          direct employee contributions in any option (except the loan fund) in 1% increments totaling to 100%. Changes in investment options may be made at any time and become effective with the subsequent pay period. Participants can make unlimited transfers among existing funds. The Plan provides for employee contributions to be invested in the following:

          (1) Common Stock:

          Dominion Resources, Inc. (DRI) Common Stock Fund - All investments are in DRI Common Stock or cash equivalent investments for partial shares.

          (2) Interest in Certus Stable Value Fund Master Trust:

          Certus Stable Value Fund - The fund invests in investment contracts of insurance companies and commercial banks and U.S. Government or agency backed bonds.

          (3) Mutual Funds:

          Premier Managed Income Fund - The fund invests primarily in investment -grade corporate and U.S. Government obligations having maturities of 10 years or less.

          Dreyfus Balanced Fund (fund not available after 3/31/99) - The fund invests in equity and debt securities of domestic and foreign issues.

          Dreyfus Premier Balanced Fund (fund available effective 4/1/99) - The fund invests in common stocks and bonds in proportions consistent with expected returns and risks as determined by the fund's managers. The fund's neutral allocation is 60% to common stocks and 40% to bonds.

          The Crabbe Huson Equity Fund, Inc. (fund not available after 3/31/99)
          - The fund invests in common stocks that have large market capitalization.

          MAS Mid Cap Value Portfolio (fund available effective 4/1/99) - The fund invests in equity securities of medium sized companies that demonstrate valuation characteristics that are attractive to the fund's managers.

          Warburg Pincus Emerging Growth Fund - The fund invests in equity securities of primarily domestic emerging growth companies.

          Templeton Foreign Fund - The fund invests primarily in equity and debt securities of companies and governments outside the U.S.

          (4)  Common/Collective Trust:

          Mellon EB Daily Liquidity Index Fund - The fund invests primarily in the 500 stocks of the S&P 500 Index.

          Company contributions: Company matching contributions are
          ---------------------
          automatically contributed into the DRI Common Stock fund. However, participants who are under age 50 may transfer 50% of the value of their Company Match Account into another investment option, while participants who are age 50 and over may transfer 100% of the value of the Company Match Account.

     g.   PARTICIPANT LOANS - Participants are eligible to secure loans against
          -----------------
          their plan account and repay the amount over a one to five-year
          period.   The minimum loan amount is $1,000 and the maximum loan
          amount is the lesser of:

          .    50% of the vested account balance or
          .    $50,000 (reduced by the maximum outstanding loan balance during the prior 12 months).

          Loan transactions are treated as a transfer between the respective investment fund and the loan fund. The loans are interest bearing at one percentage point above the prime rate of interest. The rate is determined every quarter; however, the rate is fixed at the inception of the loan for the life of the loan.

          Participants make repayments to the Plan on a monthly basis. Any defaults in loans result in a reclassification of the remaining loan balances as taxable distributions to the participants.

     h.   PAYMENTS OF BENEFITS - Distributions from the Plan are recorded on the
          --------------------
          valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2. There were no amounts payable to participants at December 31, 1999 and 1998.

     i.   FLEXIBLE DIVIDEND OPTION - Participants are given the choice of (1)
          ------------------------
          receiving cash dividends paid on vested shares held in their DRI Common Stock Fund or (2) reinvesting the dividends in the fund.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   VALUATION OF INVESTMENTS:
          ------------------------

          (1) DRI Common Stock Fund - The investments of the Stock Fund are stated at fair value based on the closing sales prices reported on the New York Stock Exchange on the last business day of the year.

          (2) Mutual Funds - Investments in mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the Plan at year-end.

          (3) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

          (4) Investment in Certus Stable Value Fund Master Trust - The fund invests primarily in guaranteed investment contracts, which are valued at contract value. Contract value represents contributions made under the contract, plus earnings, less Plan withdrawals and administrative expenses.

     b.   INVESTMENT INCOME - Dividend income is recognized on the ex-dividend
          -----------------
          date.

     c.   EXPENSES - The Plan's expenses are accrued as incurred and paid by the
          --------
          Plan, as provided by the Plan document.

     d.   USE OF ESTIMATES - The preparation of financial statements in
          ----------------
          conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits, and changes therein. Actual results could differ from those estimates.

     e.   RECLASSIFICATIONS - The Plan has adopted SOP 99-3 "Accounting and
          -----------------
          Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters". As a result, reclassifications have been made to eliminate the by-fund disclosure as previously required. Additionally, certain reclassifications have been made in the prior year financial statements to conform to the 1999 presentation.

     f.   CONCENTRATION OF INVESTMENTS - Included in the Plan's net assets
          ----------------------------
          available for benefits at December 31, 1999 and 1998, are investments in DRI Common Stock amounting to $228 million and $237 million, respectively, whose value could be subject to change based upon market conditions.

3.   INVESTMENTS

     The following presents investments that represent 5% or more of the Plan's net assets available for benefits:

                                                                         1999                     1998
                                                                 ------------            -------------
          DRI Common Stock                                       $127,023,631  *          $141,487,580  *
          DRI Common Stock                                        100,656,136               95,590,459
          Interest in Certus Stable Value Master Trust             67,344,410               59,717,276
          Dreyfus Premier Balanced Fund**                          49,202,009               51,201,732
          Mellon S&P 500 Index Daily Fund                         132,690,090              114,990,106
          Warburg Pincus Emerging Growth Fund                      38,169,120               30,532,095

            *  Nonparticipant-directed
           ** Effective April 1, 1999 fund replaced the Dreyfus Balanced Fund, Inc.

     During 1999, the Plan's investments (including gains and losses on investment bought and sold, as well as held during the year) appreciated in value by $3,757,550 as follows:

               Investments at Fair Value:
               -------------------------
               Mutual Funds                                   $ 20,605,495
               Common Stock                                    (39,119,328)

               Investments at Estimated Fair Value:
               -----------------------------------
               Common/Collective Trust Funds                    22,271,383
                                                              ------------
                                                              $  3,757,550
                                                              ============

4.   NONPARTICIPANT-DIRECTED INVESTMENTS

     Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:

                                                                                        December 31,
                                                                               1999                      1998
                                                                      ---------------------     ---------------------
Net Assets:
Investments:
  DRI Common Stock                                                             $127,023,631              $141,487,580
  Common/Collective Trusts                                                        2,160,209                     6,210
                                                                      ---------------------     ---------------------
    Total Investments                                                           129,183,840               141,493,790

Receivables:
  Interest                                                                            4,299                     1,038
  Securities Sold                                                                   115,706                    79,700
                                                                      ---------------------     ---------------------
     Total Receivables                                                              120,005                    80,738

Cash                                                                                      0                    83,561
                                                                      ---------------------     ---------------------
     Total Assets                                                               129,303,845               141,658,089
                                                                      ---------------------     ---------------------

Liabilities - Payables for Investments Purchased                                  2,228,518                   116,236
                                                                      ---------------------     ---------------------

    Net Assets Available for Benefits                                          $127,075,327              $141,541,853
                                                                      =====================     =====================

                                                                                              Year Ended
                                                                                           December 31, 1999
                                                                                      ------------------------
Changes in Net Assets:
   Net appreciation in fair value of investments                                                $  (23,519,215)
   Dividend income                                                                                   8,085,921
   Interest and other income                                                                            16,548
   Contributions                                                                                     8,137,848
Benefits paid to participants                                                                       (7,024,120)
Administrative expenses                                                                                (53,271)
Transfers to participant-directed investments                                                         (156,626)
Transfers of participants' assets from other plans                                                      46,389
                                                                                                --------------
          Net decrease                                                                          $  (14,466,526)
                                                                                                ==============

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

6.   PLAN INTEREST IN THE CERTUS STABLE VALUE FUND MASTER TRUST

     The Plan's investments are in a Master Trust which was established for the investment of assets for the Plan and other Company sponsored plans (the Virginia Power Hourly Employee Savings Plan and the Dominion Subsidiary Savings Plan). The assets of the Master Trust are held by Mellon Bank. As of December 31, 1999 and 1998, the assets of the Master Trust were separately maintained by each Company sponsored plan, with the exception of the Certus Stable Value Fund (Certus Fund). As of December 31, 1999 and 1998, the Plan's interest in the net assets of the Certus Fund was approximately 75% and 73%, respectively. Investment income and administrative expenses relating to the Certus Fund are allocated to the individual plans based upon average monthly balances invested by each plan.

     The following table presents the value of the undivided investments (and related investment income) in the Certus Stable Value Fund:

                                                                             December 31,
                                                                        1999              1998
                                                                ----------------------------------
          Guaranteed Investment Contracts (contract value)          $87,826,074        $72,830,868
          Short-term Investment Fund (estimated fair value)           2,975,590          9,764,282
                                                                ---------------    ---------------
               Total                                                $90,801,664        $82,595,150
                                                                ===============    ===============


          Investment income for the Certus Stable Value

           Fund is as follows:                                             1999               1998
                                                                ----------------------------------
           Interest                                                 $ 5,190,027        $ 4,477,951
           Less investment expenses                                    (194,858)          (163,977)
                                                                ---------------    ---------------
               Total                                                $ 4,995,169        $ 4,313,974
                                                                ===============    ===============

     The aggregate fair value of the investment contracts and short-term investments of the Fund at December 31, 1999 and 1998 was $89,271,133 and $84,456,595 respectively. The average yield of assets on December 31, 1999 and 1998 are estimated at 6.45% and 6.26%, respectively. Average duration of investment contracts within the Fund was 2.92 years at December 31, 1999 and 2.46 years at December 31, 1998. The crediting interest rates used to determine fair value for the contracts as of December 31, 1999 ranged from 7% to 7.28%.

7.   TAX STATUS

     The Plan is a qualified employees' profit sharing trust and employee stock ownership plan under Sections 401(a), 401(k) and 404(k) of the Internal Revenue Code and, as such, is exempt from Federal income taxes under
     Section 501(a). Pursuant to Section 402(a) of the Internal Revenue Code, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

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

8.   PLAN AMENDMENT AND SUBSEQUENT EVENT

     During 1999, the Plan was amended to allow the Trustee, Mellon Bank, to solicit elections from participants with respect to the Company stock
     allocated to their Plan accounts.   This amendment was made in anticipation
     of the merger of Dominion Resources, Inc. with Consolidated Natural Gas. The merger agreement called for a two-step merger process. The first step, the First Merger, allowed shareholders of Dominion common stock to elect to exchange their sold shares for cash (at $43 per share), new Dominion shares or a combination of cash and shares. The second step, the Second Merger, allowed shareholders of CNG common stock to elect to exchange their old shares for cash or new Dominion shares (at a prescribed formula) or a combination of cash and shares.

     As directed Trustee, Mellon Bank solicited elections from participants with respect to shares of stock allocated to their accounts. The merger was finalized on January 28, 2000 and results were posted to participants' accounts on February 14, 2000.

                           DOMINION RESOURCES, INC.
                             EMPLOYEE SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1999
    SCHEDULE H, Item 4(i):  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                                                                            Current
                  Description                                   Cost                        Value
-------------------------------------------------      ----------------------       ----------------------
Dominion Resources, Inc., Common Stock                           $265,873,641                 $227,679,767
                                                       ----------------------       ----------------------
Interest in Certus Stable Value Fund Master Trust

      Certus Stable Value Fund                                     67,344,410                   67,344,410
                                                       ----------------------       ----------------------
Common/Collective Trusts

      DRI Common Stock Fund- EB Daily Liquidity                     3,872,003                    3,872,003
      Loan Fund- EB Daily Liquidity                                       944                          944
      Mellon S&P 500 Index Daily Fund                              80,610,733                  132,690,090
                                                       ----------------------       ----------------------

                                                                   84,483,680                  136,563,037
                                                       ----------------------       ----------------------
 Mutual Funds

       MAS Mid Cap Value Fund                                      22,258,454                   23,625,870
       Dreyfus  Premier Balanced Fund Inc.                         48,688,530                   49,202,010
       Dreyfus Premier Managed Income Fund                          3,761,776                    3,492,034
       Templeton Foreign Fund Inc.                                 15,060,789                   16,394,181
       Warburg Pincus Emerging Growth Fund                         29,987,854                   38,169,120
                                                       ----------------------       ----------------------

                                                                  119,757,403                  130,883,215
                                                       ----------------------       ----------------------

 Loans to Participants                                             10,000,011                   10,000,011
                                                       ----------------------       ----------------------

 Total Assets Held for Investment                                $547,459,145                 $572,470,440
                                                       ======================       ======================

                           DOMINION RESOURCES, INC.
                             EMPLOYEE SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1999
          SCHEDULE H, ITEM 4(j): SCHEDULE OF REPORTABLE TRANSACTIONS

Single Transactions in Excess of Five Percent of Plan Assets

Shares/         Security                              Transaction  Cost of         Proceeds         Costs of Assets   Gain/
Par Value       Description                           Expense      Purchases       From Sales       Disposed          Loss
------------------------------------------------------------------------------------------------------------------------------------
  3,060,118.67  Dreyfus Balanced Fund*                $     -      $            -  $49,329,113.11   $49,068,212.98    $   260,900.13
  3,219,915.99  Dreyfus/Laurel Prem. Balanced Fund*   $     -      $49,329,113.11  $            -   $            -    $            -

* A party-in-interest as defined by ERISA

Series of Transactions in Excess of Five Percent of Plan Assets

Shares/         Security                              Transaction  Cost of          Proceeds         Costs of Assets  Gain/
Par Value       Description                           Expense      Purchases        From Sales       Disposed         Loss
------------------------------------------------------------------------------------------------------------------------------------
  1,228,990.00  Dominion Res. Inc. Common Stock*      $     -      $51,590,786.19   $            -   $            -   $            -
    451,675.00  Dominion Res. Inc. Common Stock*      $     -      $            -   $19,856,298.95   $16,566,892.46   $ 3,289,406.49

     79,948.02  Dreyfus Balanced Fund Inc.*           $     -      $ 1,289,153.47   $            -   $            -   $            -
  3,234,718.50  Dreyfus Balanced Fund Inc.*           $     -      $            -   $52,144,834.85   $51,867,598.81   $   277,236.04

  3,418,984.10  Dreyfus/Laurel Prem. Bal. Fund*       $     -      $51,362,022.65   $            -   $            -   $            -
    301,531.82  Dreyfus/Laurel Prem. Bal. Fund*       $     -      $            -   $ 4,663,193.16   $ 4,620,658.15   $    42,535.01

  1,333,175.78  MAS Funds Mid Cap Port, Adv. Class    $     -      $25,049,889.04   $            -   $                $            -
    261,693.96  MAS Funds Mid Cap Port, Adv. Class    $     -      $            -   $ 5,832,347.84   $ 5,345,753.75   $   486,594.09

  3,164,965.43  Templeton Fds. Inc. Foreign Fd
                  Class I                            $      -      $32,179,784.53   $            -   $            -   $            -
  3,202,062.18  Templeton Fds. Inc. Foreign Fd
                  Class I                            $      -      $            -   $32,690,845.13   $32,350,020.38   $   340,824.75

    389,553.36  Warbug Pincus Emerging Growth Fd     $      -      $12,691,355.54   $            -   $            -   $            -
    389,051.34  Warbug Pincus Emerging Growth Fd     $      -      $            -   $16,204,443.82   $14,224,202.44   $ 1,980,241.38

 35,038,868.17  TBC Inc. Pooled Employee Ffds,
                  Daily Liq.*                        $      -      $35,038,868.17   $            -   $            -   $            -
 31,177,118.17  TBC Inc. Pooled Employee Ffds,
                  Daily Liq.*                        $      -      $            -   $31,177,118.17   $31,177,118.17   $            -

     87,013.81  Mellon S&P 500 Index Daily Fd*       $      -      $24,252,423.42   $            -   $            -   $            -
    101,213.47  Mellon S&P 500 Index Daily Fd*       $      -      $            -   $28,893,350.80   $18,380,586.86   $10,512,763.94

*  A party-in-interest as defined by ERISA

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934



     (Mark One):

       X         ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
     -----
                 EXCHANGE ACT OF 1934.
                 For the fiscal year ended December 31, 1999.

                                      or

     _____ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the transition period from _________ to ________________.


     Commission File number 33-62705

     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                       Dominion Subsidiary Savings Plan

     B. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

                       DOMINION SUBSIDIARY SAVINGS PLAN

                             FINANCIAL STATEMENTS

                               TABLE OF CONTENTS



                                                                                               Pages
                                                                                               -----
Independent Auditors' Report                                                                   F-2

Financial Statements:

     Statements of Net Assets Available for
     Benefits as of December 31, 1999 and 1998                                                 F-3

     Statement of Changes in Net Assets Available
     for Benefits for the Year Ended
     December 31, 1999.                                                                        F-4

     Notes to Financial Statements                                                             F-5 - F-12

Supplemental Schedules as of December 31, 1999:

     Schedule H, Item 4(i) - Schedule of Assets Held for Investment
     Purposes                                                                                  F-13

     Schedule H, Item 4(j) - Schedule of Reportable Transactions                               F-14

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Organization and Compensation Committee of the Board of Directors of Dominion Resources, Inc.

We have audited the accompanying financial statements of the Dominion Subsidiary Savings Plan (the Plan) as of December 31, 1999 and 1998 and for the year ended December 31, 1999, listed in the Table of Contents on page F-1. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in net assets available for benefits for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed in the Table of Contents are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1999 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


DELOITTE & TOUCHE LLP

Richmond, Virginia
May 9, 2000

                           DOMINION RESOURCES, INC.
                       DOMINION SUBSIDIARY SAVINGS PLAN
                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                     December 31,
                                          ---------------------------------
                   ASSETS                      1999               1998
                   ------                 --------------     --------------

Investments:                              $   12,304,910     $    8,559,983

Receivables:
  Interest                                         9,712              8,248
  Contributions:
    Participants                                 109,929             99,694
    Participating companies                       37,251             34,210
                                          --------------     --------------
Total receivables                               156,892            142,152

Other                                                  0                386
                                          --------------     --------------
    Total assets                              12,461,802          8,702,521
                                          --------------     --------------

               LIABILITIES
               -----------

Payables for Investments Purchased                27,352              4,246
                                          --------------     --------------
Net Assets Available for Benefits         $   12,434,450     $    8,698,275
                                          ==============     ==============



    The accompanying notes are an integral part of the financial statements.

                           DOMINION RESOURCES, INC.
                       DOMINION SUBSIDIARY SAVINGS PLAN
           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                     --------------------
                                                      For the Year Ended
                                                      December 31, 1999
                                                     --------------------


Investment income:
   Dividends                                                 $    260,884
   Interest and other                                              94,950
   Net appreciation in fair value
      of investments                                              716,746
                                                     --------------------

     Total investment income                                    1,072,580

Contributions (Note 1):
   Participants                                                 3,031,021
   Participating companies                                        871,240
                                                     --------------------

     Total additions                                            4,974,841
                                                     --------------------

Benefits paid to participants                                   1,221,260
Administrative expense                                             17,293
                                                     --------------------

     Total Deductions                                           1,238,553
                                                     --------------------

Net increase before transfers                                   3,736,288

Transfer of participants' assets
   from the Plan to other plans                                      (113)

Net assets available for benefits:
   Beginning of year                                            8,698,275
                                                     --------------------

   End of year                                               $ 12,434,450
                                                     ====================



   The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF PLAN

    The following description of the Dominion Subsidiary Savings Plan ( the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

    a.    GENERAL
          -------

          The Plan is a defined contribution plan covering all employees of Dominion Land Management Company; Carthage Energy Services, Inc.; Waterford Management Company; Stonehouse Management Company; Saxon Mortgage, Inc.; Meritech Mortgage Services, Inc.; America's MoneyLine, Inc.; Mortgage Finance, Inc.; Governor's Land Management Company, Inc.; Old North State Management Company; Dominion Appalachian Development, Inc,; Two Rivers Country Club; Dominion Energy Services, Inc., Dominion Midwest Energy; Great Lakes Compression, Inc.; and First Dominion Capital, LLC(the Participating Companies). Employees are eligible who have six months of service and are age 18 or older and are scheduled to work or actually work at least 1,000 hours a year as a regular full-time employee or part-time employee. Dominion Capital, Inc. (the "Company"), a wholly-owned subsidiary of Dominion Resources (DRI), is the designated Plan sponsor and fiduciary. DRI is the plan administrator. Mellon Bank serves as the trustee of the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

    b.    CONTRIBUTIONS
          -------------

          January 1, 1997 - April 30, 1998
          --------------------------------

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

          May 1, 1998 - December 31, 1999
          -------------------------------

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

    c.    PARTICIPANT ACCOUNTS
          --------------------

          Each participant's account is credited with the participant's contributions, as applicable, and allocations of (a) the Company's contributions and (b) Plan earnings, and debited with withdrawals and an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non- vested accounts are used to reduce future Company contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

    d.    PLAN  PARTICIPANTS
          ------------------

          There were 624 and 525 participants in the Plan as of December 31, 1999 and 1998, respectively.

    e.    VESTING
          -------

          Participants become vested in their own contributions and the earnings on these amounts immediately and in the Participating Companies' matching contributions and earnings after three years of service.

    f.    INVESTMENT OPTIONS
          ------------------

          Employee Contributions: Upon enrollment in the Plan, a participant may
          ----------------------
          direct employee contributions in any option (except the loan fund) in 1% increments totaling to 100%. Changes in investment options may be made at any time and become effective as soon as administratively practicable. Participants can make unlimited transfers among existing fund balances. The Plan provides for employee contributions to be invested in the following:

          (1) Common Stock:

          Dominion Resources, Inc. (DRI) Common Stock Fund - All investments are in DRI Common Stock or cash equivalent investments for partial shares.

          (2) Interest in Certus Stable Value Fund Master Trust:

          Certus Stable Value Fund - The fund invests in investment contracts of insurance companies and commercial banks and U.S. Government or agency backed bonds.

          (3) Mutual Funds:

          Premier Managed Income Fund - The fund invests primarily in investment-grade corporate and U. S. Government obligations having maturities of 10 years or less.

          Dreyfus Balanced Fund, Inc. (fund not available after 3/31/99) - The fund invests in equity and debt securities of domestic and foreign issues.

          Dreyfus Premier Balanced Fund (fund available effective 4/1/99) - The fund invests in common stocks and bonds in proportions consistent with expected returns and risks as determined by the fund's managers. The fund's neutral allocation is 60% to common stocks and 40% to bonds.

          The Crabbe Huson Equity Fund, Inc. (fund not available after 3/31/99)
          - The fund invests in common stocks that have large market capitalization.

          MAS Mid Cap Value Portfolio (fund available effective 4/1/99) - The fund invests in equity securities of medium sized companies that demonstrate valuation characteristics that are attractive to the fund's managers.

          Warburg Pincus Emerging Growth Fund - The fund invests in equity securities of primarily domestic emerging growth companies.

          Templeton Foreign Fund - The fund invests primarily in equity and debt securities of companies and governments outside the U.S.

          (4) Common/Collective Trust:

          Mellon EB Daily Liquidity Index Fund - The fund invests primarily in the 500 stocks of the S&P 500 Index.

          Company Contributions: Participating Companies' matching contributions
          ---------------------
          are automatically contributed into the DRI Common Stock. However, participants who are under age 50 may transfer 50% of the value of the stock in the Company Match Account into another investment option, while participants who are age 50 and over may transfer 100% of the value of the Company Match Account.

g.        PARTICIPANT LOANS
          -----------------

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

    h.    PAYMENT OF BENEFITS
          --------------------

          Distributions from the Plan are recorded on the valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2. There were no amounts payable to such participants at December 31, 1999 and 1998.

     i.   FLEXIBLE DIVIDEND - Participants are given the choice of (1) receiving
          -----------------
          cash dividends paid on vested shares held in their DRI Common Stock Fund or (2) reinvesting the dividends in the fund.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.        VALUATION OF INVESTMENTS:
          ------------------------

          (1) DRI Common Stock Fund - the investments of the Stock Fund are stated at fair value based on closing sales prices reported on the New York Stock Exchange on the last business day of the year.

          (2) Common/Collective Trusts - Investments in common/collective trust fund (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

          (3) Investments in Certus Stable Value Fund Master Trust - The fund invests primarily in guaranteed investment contracts, which are valued at contract value. Contract value represents contributions made under the contract, plus earnings, less Plan withdrawals and administrative expenses.

          (4) Mutual Funds - Investments in mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the Plan at year-end.

     b.   INVESTMENT INCOME - Dividend income is recognized on the ex-dividend
          -----------------
          date.

     c.   EXPENSES - The Plan's expenses are accrued as incurred and paid by the
          --------
          Plan, as provided by the Plan document.

     d.   USE OF ESTIMATES - The preparation of financial statements in
          ----------------
          conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits, and changes therein. Actual results could differ from those estimates.

     e.   RECLASSIFICATION - The Plan has adopted SOP 99-3 "Accounting and
          ----------------
          Reporting of Certain Defined Contribution Plan Investment and Other Disclosure Matters". As a result, reclassifications have been made to eliminate the by-fund disclosure as previously required. Additionally, certain reclassifications have been made in the prior year financial statements to conform to the 1999 presentation.

3.        INVESTMENTS

          The following presents investments that represent 5% or more of the Plan's net assets available for benefits:


                                                    1999             1998
                                                 -----------      -----------
          DRI Common Stock*                       $1,818,632       $1,345,534
          DRI Common Stock                         1,268,677        1,077,169
          Dreyfus Premier Balanced Fund            1,089,732               --
          Dreyfus Balanced Fund                           --          895,560
          Crabbe Huson Equity                             --          790,631
          MAS Mid Cap Value                        1,263,598               --
          Warburg Pincus Emerging Growth           1,633,710          872,189
          Templeton Foreign                          646,073               --
          Mellon EB Daily Liquidity Index          2,485,519        1,649,670

          * Nonparticipant directed

          During 1999, the Plan's investments (including gains and losses on investment bought and sold, as well as held during the year) appreciated in value by $716,746.

          Investments at Fair Value:
          --------------------------
          Common Stock                                      $(487,651)
          Mutual Funds                                        846,857

          Investments as Estimated Fair Value:
          ------------------------------------
          Common/Collective Trust Funds                       357,540
                                                         ------------
                                                            $ 716,746
                                                         ============


4.        NONPARTICIPANT-DIRECTED INVESTMENTS

          The net assets relating to the nonparticipant-directed investments are comprised of Dominion Resources Common Stock and amounts to $1,816,360 as of December 31, 1999. Information about the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:

                                              December 31,
                                       ------------------------------
NET ASSETS                                 1999             1998
----------                             ------------     -------------

Investments                              $1,830,258        $1,346,887

Receivables:
  Interest                                       54                92
  Contributions:
    Participating companies                  12,942            34,210

  Other                                         139                 0
                                       ------------     -------------
  Total receivables                          13,135            34,302

Other                                          (134)                0
                                       ------------     -------------
  Total assets                            1,843,259         1,381,189
                                       ------------     -------------

LIABILITIES
-----------

Payables for Investments Purchased           10,541               553
                                       ------------     -------------
Net Assets Available for Benefits        $1,832,718        $1,380,636
                                       ============     =============


                                           ----------------------
CHANGES IN NET ASSETS                        For the Year Ended
---------------------                        December 31, 1999
                                           ----------------------
Investment income:
   Dividends                                           $  115,328
   Interest and other                                         521
   Net appreciation in fair value
     of investments                                      (333,720)
                                           ----------------------

     Total investment income                             (217,871)

Contributions (Note 1):
   Participating companies                                854,079
                                           ----------------------

    Total additions                                       636,208
                                           ----------------------

Benefits paid to participants                             112,149
Administrative expense                                      4,109
                                           ----------------------

     Total Deductions                                     116,258
                                           ----------------------

Net increase before transfers                             519,950
Interfund transfers, net                                  (60,189)
Transfer of participants' assets
         from the Plan to other plans                      (7,679)

Net assets available for benefits:
   Beginning of year                                    1,380,636
                                           ----------------------

   End of year                                         $1,832,718
                                           ======================

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


6.   PLAN INTEREST IN THE CERTUS STABLE VALUE FUND MASTER TRUST

     The Plan's investments are in a Master Trust which was established for the investment of assets for the Plan and other company sponsored plans (the Virginia Power Hourly Employee Savings Plan and the Dominion Resources, Inc. Employee Savings Plan). The assets of the Master Trust are held by Mellon Bank. As of December 31, 1999 and 1998, the assets of the Master Trust were separately maintained by each company sponsored plan, with the exception of the Certus Stable Value Fund (Certus Fund). As of December 31, 1999 and 1998, the Plan's interest in the net assets of the Certus Fund was approximately 1% for each year. Investment income and administrative expenses relating to the Certus Fund are allocated to the individual plans based upon average monthly balances invested by each Plan.

     The following table presents the fair value of the undivided investments (and related investment income) in the Certus Stable Value Fund:

                                                                           December 31,
                                                                      1999              1998
                                                                 --------------------------------
          Guaranteed Investment Contracts (contract value)         $87,826,074        $72,830,868
          Short-term Investment Fund (estimated fair value)          2,975,590          9,764,282
                                                                 -------------      -------------
             Total                                                 $90,801,664        $82,595,150
                                                                 =============      =============

          Investment income for the Certus Stable Value
           Fund is as follows:                                        1999              1998
                                                                 --------------------------------
          Interest                                                 $ 5,190,027        $ 4,477,951
          Less investment expenses                                    (194,858)          (163,977)
                                                                 -------------      -------------
             Total                                                 $ 4,995,169        $ 4,313,974
                                                                 =============      =============


     The aggregate fair value of the investment contracts and short-term investments of the Fund at December 31, 1999 and 1998 was $89,271,133 and $84,456,595 respectively. The average yield of assets on December 31, 1999 and 1998 are estimated at 6.45% and 6.26%, respectively. Average duration of investment contracts within the Fund was 2.92 years at December 31, 1999 and 2.46 years at December 31, 1998. The crediting interest rates used to determine the fair value for the contracts as of December 31, 1999 ranged from 7% to 7.28%.

7.   TAX STATUS

     The Plan is a qualified employees' profit sharing trust and employee stock ownership plan under Sections 401(a), 401(k) and 404(k) of the Internal Revenue Code and, as such, is exempt from Federal income taxes under
     Section 501(a). Pursuant to Section 402(a) of the Internal Revenue Code, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

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


8.   PLAN AMENDMENT AND SUBSEQUENT EVENT

     During 1999, the Plan was amended to allow the Trustee, Mellon Bank, to solicit elections from participants with respect to the Company stock allocated to their Plan accounts. This amendment was made in anticipation of the merger of Dominion Resources, Inc. with Consolidated Natural Gas. The merger agreement called for a two-step merger process. The first step, the First Merger, allowed shareholders of Dominion common stock to elect to exchange their sold shares for cash (at $43 per share), new Dominion shares or a combination of cash and shares. The second step, the Second Merger, allowed shareholders of CNG common stock to elect to exchange their old shares for cash or new Dominion shares (at a prescribed formula) or a combination of cash and shares.

     As directed Trustee, Mellon Bank solicited elections from participants with respect to shares of stock allocated to their accounts. The merger was finalized on January 28, 2000 and results were posted to participants' accounts on February 14, 2000.

                       DOMINION SUBSIDIARY SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1999
    SCHEDULE H, ITEM 4(i) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES


                                                                                                 Current
Description                                                               Cost                    Value
-----------                                                      --------------------     --------------------
Dominion Resources, Inc., Common Stock                                    $ 3,203,973              $ 3,087,309
                                                                 --------------------     --------------------
Interest in Certus Stable Value Fund Master Trust
     Certus Stable Value Fund                                               1,373,969                1,373,969

Common/Collective Trusts

     DRI Common Stock Fund - EB Daily Liquidity                                23,625                   23,625
     Mellon S&P 500 Index Daily Fund                                        1,845,993                2,485,519
                                                                 --------------------     --------------------

                                                                            3,243,587                3,883,113
                                                                 --------------------     --------------------

Mutual Funds

     MAS Mid Cap Value Portfolio Inc.                                       1,185,137                1,263,598
     Dreyfus Premier Balanced Fund Inc.                                     1,080,688                1,089,732
     Premier Managed Income Fund                                              317,407                  297,487
     Templeton Foreign Fund Inc.                                              572,288                  646,073
     Warburg Pincus Emerging Growth Fund                                    1,267,903                1,633,710
                                                                 --------------------     --------------------


                                                                            4,423,423                4,930,600
                                                                 --------------------     --------------------

Loans to Participants                                                         403,888                  403,888
                                                                 --------------------     --------------------

 Total Assets Held for Investment                                         $11,274,871              $12,304,910
                                                                 ====================     ====================

                       DOMINION SUBSIDIARY SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1999
          SCHEDULE H, ITEM 4(j) - SCHEDULE OF REPORTABLE TRANSACTIONS


Single Transactions in Excess of Five Percent of Plan Assets

Shares/          Security                              Transaction     Cost of         Proceeds
Par Value        Description                           Expense         Purchases       From Sales
----------------------------------------------------------------------------------------------------
51,200.00        Crabbe Huson Equity Fund, Inc.        $       -       $           -   $  845,824.15
52,733.88        Dreyfus Balanced Fund*                $       -       $           -   $  850,070.24
55,487.61        Dreyfus/Laurel Prem. Balanced Fund*   $       -       $   850,070.24  $          -
42,418.46        MAS Fds Mid Cap Port Adv Class        $       -       $   845,824.15  $          -

*  A party-in-interest as defined by ERISA

Shares/          Security                                 Costs of Assets      Gain/
Par Value        Description                              Disposed             Loss
-------------------------------------------------------------------------------------------
51,200.00        Crabbe Huson Equity Fund, Inc.            $  949,523.10       $(103,698.95)
52,733.88        Dreyfus Balanced Fund*                    $  864,961.27       $ (14,891.03)
55,487.61        Dreyfus/Laurel Prem. Balanced Fund*       $          -        $         -
42,418.46        MAS Fds Mid Cap Port Adv Class            $          -        $         -

*  A party-in-interest as defined by ERISA

Series of Transactions in Excess of Five Percent of Plan Assets

Shares/          Security                                        Transaction     Cost of         Proceeds
Par Value        Description                                     Expense         Purchases       From Sales
--------------------------------------------------------------------------------------------------------------
    7,399.28     Crabbe Huson Equity Fund, Inc.                  $       -       $  120,228.34   $          -
   55,549.71     Crabbe Huson Equity Fund, Inc.                  $       -       $          -    $  916,413.95

   34,750.00     Dominion Res. Inc. Common Stock*                $       -       $1,493,704.90   $          -
    7,600.00     Dominion Res. Inc. Common Stock*                $       -       $          -    $  327,509.66

    7,020.25     Dreyfus Balanced Fund Inc.*                     $       -       $  113,140.82   $          -
   62,193.86     Dreyfus Balanced Fund Inc.*                     $       -       $          -    $1,000,611.66

   76,410.77     Dreyfus/Laurel Prem. Bal. Fund*                 $       -       $1,151,330.79   $          -
    7,212.66     Dreyfus/Laurel Prem. Bal. Fund*                 $       -       $          -    $  111,993.63

   64,973.84     MAS Funds Mid Cap Port, Adv. Class              $       -       $1,204,757.03   $          -
    7,530.62     MAS Funds Mid Cap Port, Adv. Class              $       -       $          -    $  165,905.48

   34,454.52     Templeton Fds. Inc. Foreign Fd Class I          $       -       $  329,590.96   $          -
   14,526.60     Templeton Fds. Inc. Foreign Fd Class I          $       -       $          -    $  143,715.46

   16,204.09     Warbug Pincus Emerging Growth Fd                $       -       $  503,245.85   $          -
    5,258.34     Warbug Pincus Emerging Growth Fd                $       -       $          -    $  215,458.91

1,404,135.40     TBC Inc. Pooled Employee Ffds, Daily Liq.*      $       -       $1,404,135.40   $          -
1,385,561.86     TBC Inc. Pooled Employee Ffds, Daily Liq.*      $       -       $          -    $1,385,561.86

    3,784.72     Mellon S&P 500 Index Daily Fd*                  $       -       $1,067,580.14   $          -
    2,124.93     Mellon S&P 500 Index Daily Fd*                  $       -       $          -    $  589,272.63

*  A party-in-interest as defined by ERISA

Shares/          Security                                             Costs of Assets          Gain/
Par Value        Description                                          Disposed                 Loss
-----------------------------------------------------------------------------------------------------------
    7,399.28     Crabbe Huson Equity Fund, Inc.                       $          -             $         -
   55,549.71     Crabbe Huson Equity Fund, Inc.                       $1,031,136.11            $(114,722.16)

   34,750.00     Dominion Res. Inc. Common Stock*                     $          -             $         -
    7,600.00     Dominion Res. Inc. Common Stock*                     $  303,311.10            $  24,198.56

    7,020.25     Dreyfus Balanced Fund Inc.*                          $          -             $         -
   62,193.86     Dreyfus Balanced Fund Inc.*                          $1,020,270.11            $ (19,658.45)

   76,410.77     Dreyfus/Laurel Prem. Bal. Fund*                      $          -             $         -
    7,212.66     Dreyfus/Laurel Prem. Bal. Fund*                      $  110,677.67            $   1,315.96

   64,973.84     MAS Funds Mid Cap Port, Adv. Class                   $          -             $         -
    7,530.62     MAS Funds Mid Cap Port, Adv. Class                   $  152,475.26            $  13,430.22

   34,454.52     Templeton Fds. Inc. Foreign Fd Class I               $          -             $         -
   14,526.60     Templeton Fds. Inc. Foreign Fd Class I               $  142,597.19            $   1,118.27

   16,204.09     Warbug Pincus Emerging Growth Fd                     $          -             $         -
    5,258.34     Warbug Pincus Emerging Growth Fd                     $  193,017.28            $  22,441.63

1,404,135.40     TBC Inc. Pooled Employee Ffds, Daily Liq.*           $          -             $         -
1,385,561.86     TBC Inc. Pooled Employee Ffds, Daily Liq.*           $1,385,561.86            $         -

    3,784.72     Mellon S&P 500 Index Daily Fd*                       $          -             $         -
    2,124.93     Mellon S&P 500 Index Daily Fd*                       $  448,664.59            $ 140,608.04

*  A party-in-interest as defined by ERISA

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934



(Mark One):

 X   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 1999.

                                      or

___ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from _________ to ________________.


Commission File number 333-87529

A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                                Virginia Power
                         Hourly Employee Savings Plan

B. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

                                VIRGINIA POWER

                         HOURLY EMPLOYEE SAVINGS PLAN

                             FINANCIAL STATEMENTS

                               TABLE OF CONTENTS



                                                                          Pages
                                                                          -----
Independent Auditors' Report                                              F-2

Financial Statements:

     Statements of Net Assets Available for Benefits
     as of December 31, 1999 and 1998                                     F-3

     Statement of Changes in Net Assets Available
     for Benefits for the Year Ended December 31, 1999                    F-4

     Notes to Financial Statements                                        F-5 - F-11

Supplemental Schedules as of and for the year ended December 31, 1999:

     Schedule H, Item 4(i): Schedule of Assets Held for Investment
     Purposes                                                             F-12

     Schedule H, Item 4(j): Schedule of Reportable Transactions           F-13

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Organization, Compensation, and Nominating Committee of the Board of Directors of Dominion Resources, Inc.

We have audited the accompanying financial statements of the Virginia Power Hourly Employee Savings Plan (the Plan) as of December 31, 1999 and 1998 and for the year ended December 31, 1999 listed in the Table of Contents on page F-1. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in net assets available for benefits for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed in the Table of Contents are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1999 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Richmond, Virginia
May 9, 2000

                                VIRGINIA POWER
                         HOURLY EMPLOYEE SAVINGS PLAN
                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                           December 31,
                                                       1999           1998
                                                   ------------   ------------
Assets:
Investments (Notes 3 and 4)                        $129,774,736   $126,501,099

Receivables:
  Interest                                              112,362        105,437
  Securities sold                                       123,411        142,449
                                                   ------------   ------------
     Total Receivables                                  235,773        247,886

  Cash                                                      251        119,399
                                                   ------------   ------------

     Total Assets                                   130,010,760    126,868,384
                                                   ------------   ------------

Liabilities - Payables for Investments Purchased        518,091        273,851
                                                   ------------   ------------

Net Assets Available for Benefits                  $129,492,669   $126,594,533
                                                   ============   ============

    The accompanying notes are an integral part of the financial statements.

                                VIRGINIA POWER
                         HOURLY EMPLOYEE SAVINGS PLAN
           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                                  Year Ended
                                                              December 31, 1999
                                                              -----------------
Additions:
  Investment income:
     Net depreciation in fair value of investments               $ (7,065,106)
     Dividend income                                                4,825,540
     Interest and other income                                      1,605,856
                                                                 ------------

          Total investment loss                                      (633,710)

  Contributions:
     Participant (Note 1)                                           8,652,554
     Participating company (Note 1)                                 3,270,636
                                                                 ------------

          Total additions                                          11,289,480
                                                                 ------------

Deductions:
  Benefits paid to participants                                     7,331,338
  Administrative expenses                                             104,940
                                                                 ------------

          Total deductions                                          7,436,278
                                                                 ------------

Net increase before transfers                                       3,853,202

Transfer of participants' assets from the Plan to other plans        (955,066)
                                                                 ------------
Net increase                                                        2,898,136

Net assets available for benefits:
  Beginning of year                                               126,594,533
                                                                 ------------

  End of year                                                    $129,492,669
                                                                 ============

   The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF PLAN

     The following description of the Virginia Power Hourly Employee Savings Plan (the Plan) provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

     a.   GENERAL - The Plan is a defined contribution plan covering all full-
          -------
          time hourly employees of the Virginia Electric and Power Company (the Company) who have six months of service and are age 18 or older. The Company, a wholly owned subsidiary of Dominion Resources, Inc. (DRI),
          is the designated Plan sponsor, fiduciary and administrator.   Mellon
          Bank serves as the trustee of the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

     b.   CONTRIBUTIONS
          -------------

          January 1, 1997 - April 30, 1998
          --------------------------------

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

          May 1, 1998 - December 31, 1999
          --------------------------------

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

     c.   PARTICIPANT ACCOUNTS - Each participant's account includes the effect
          --------------------
          of the participant's contributions and withdrawals, as applicable, and allocations of the Company's contributions, Plan earnings, and administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non-vested accounts are used to reduce future Participating Companies' contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

     d.   PARTICIPANTS - Any subsidiary of DRI may adopt the Plan for the
          ------------
          benefit of its qualified hourly employees subject to approval of the Board of Directors of the Company. Currently only Company employees are participating in the Plan.

          There were 3,025 and 3,012 participants in the Plan as of December 31, 1999 and 1998, respectively.

     e.   VESTING - Participants become vested in their own contributions and
          -------
          the earnings on these amounts immediately, and in the participating companies' matching contributions and earnings after three years of service. Matching contributions vest immediately for participants aged 55 or older.

     f.   INVESTMENT OPTIONS
          ------------------

          Employee Contributions: Upon enrollment in the Plan, a participant may
          ----------------------
          direct employee contributions in any option (except the loan fund) in 1% increments totaling to 100%. Changes in investment options may be made at any time and become effective with the subsequent pay period. Participants can make unlimited transfers among existing funds. The Plan provides for employee contributions to be invested in the following:

          (1)  Common Stock:

          Dominion Resources, Inc. (DRI) Common Stock Fund - All investments are in DRI Common Stock or cash equivalent investments for partial shares.

          (2)  Interest in Certus Stable Value Fund Master Trust:

          Certus Stable Value Fund - The fund invests in investment contracts of insurance companies and commercial banks and U.S. Government or agency backed bonds.

          (3)  Mutual Funds:

          Premier Managed Income Fund - The fund invests primarily in investment-grade corporate and U.S. Government obligations having maturities of 10 years or less.

          Dreyfus Balanced Fund (fund not available after 3/31/99) - The fund invests in equity and debt securities of domestic and foreign issues.

          Dreyfus Premier Balanced Fund (fund available effective 4/1/99) - The fund invests in common stocks and bonds in proportions consistent with expected returns and risks as determined by the fund's managers. The fund's neutral allocation is 60% to common stocks and 40% to bonds.

          The Crabbe Huson Equity Fund, Inc. (fund not available after 3/31/99)
          - The fund invests in common stocks that have large market capitalization.

          MAS Mid Cap Value Portfolio (fund available effective 4/1/99) - The fund invests in equity securities of medium sized companies that demonstrate valuation characteristics that are attractive to the fund's managers.

          Warburg Pincus Emerging Growth Fund - The fund invests in equity securities of primarily domestic emerging growth companies.

          Templeton Foreign Fund - The fund invests primarily in equity and debt securities of companies and governments outside the U.S.

          (4)  Common/Collective Trust:

          Mellon EB Daily Liquidity Index Fund - The fund invests primarily in the 500 stocks of the S&P 500 Index.

          Company contributions: Company matching contributions are
          ---------------------
          automatically contributed into the DRI Common Stock fund. However, participants who are under age 50 may transfer 50% of the value of their Company Match Account into another investment option, while participants who are age 50 and over may transfer 100% of the value of the Company Match Account.

     g.   PARTICIPANT LOANS - Participants are eligible to secure loans against
          -----------------
          their plan account and repay the amount over a one to five-year period. The minimum loan amount is $1,000 and the maximum loan amount is the lesser of:

          .    50% of the vested account balance or
          .    $50,000 (reduced by the maximum outstanding loan balance during the prior 12 months).

          Loan transactions are treated as a transfer between the respective investment fund and the loan fund. The loans are interest bearing at one percentage point above the prime rate of interest. The rate is determined every quarter; however, the rate is fixed at the inception of the loan for the life of the loan.

          Participants make repayments to the Plan on a monthly basis. Any defaults in loans result in a reclassification of the remaining loan balances as taxable distributions to the participants.

     h.   PAYMENTS OF BENEFITS - Distributions from the Plan are recorded on the
          --------------------
          valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2. There were no amounts payable to participants at December 31, 1999 and 1998.

     i.   FLEXIBLE DIVIDEND OPTION - Participants are given the choice of (1)
          ------------------------
          receiving cash dividends paid on vested shares held in their DRI Common Stock Fund or (2) reinvesting the dividends in the fund.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   VALUATION OF INVESTMENTS:
          ------------------------

          (1) DRI Common Stock Fund - The investments of the Stock Fund are stated at fair value based on the closing sales prices reported on the New York Stock Exchange on the last business day of the year.

          (2) Mutual Funds - Investments in mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the Plan at year-end.

          (3) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

          (4) Investment in Certus Stable Value Fund Master Trust - The fund invests primarily in guaranteed investment contracts, which are valued at contract value. Contract value represents contributions made under the contract, plus earnings, less Plan withdrawals and administrative expenses.

     b.   INVESTMENT INCOME - Dividend income is recognized on the ex-dividend
          -----------------
          date.

     c.   EXPENSES - The Plan's expenses are accrued as incurred and paid by the
          --------
          Plan, as provided by the Plan document.

     d.   USE OF ESTIMATES - The preparation of financial statements in
          ----------------
          conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits, and changes therein. Actual results could differ from those estimates.

     e.   RECLASSIFICATIONS - The Plan has adopted SOP 99-3 "Accounting and
          -----------------
          Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters". As a result, reclassifications have been made to eliminate the by-fund disclosure as previously required. Additionally, certain reclassifications have been made in the prior year financial statements to conform to the 1999 presentation.

     f.   CONCENTRATION OF INVESTMENTS - Included in the Plan's net assets
          ----------------------------
          available for benefits at December 31, 1999 and 1998, are investments in DRI Common Stock amounting to $72 million and $78 million, respectively, whose value could be subject to change based upon market conditions.


3.   INVESTMENTS

     The following presents investments that represent 5% or more of the Plan's net assets available for benefits:

                                                                 1999               1998
                                                             ------------       ------------
          DRI Common Stock                                   $39,571,258*       $44,150,680*
          DRI Common Stock                                    32,872,077         33,611,093
          Interest in Certus Stable Value Master Trust        21,540,629         21,370,959
          Warburg Pincus Emerging Growth Fund                  9,328,337          6,383,774
          Mellon S&P 500 Index Daily Fund                      9,723,619          7,260,010

            *  Nonparticipant-directed

     During 1999, the Plan's investments (including gains and losses on investment bought and sold, as well as held during the year) depreciated in value by $7,065,106 as follows:

           Investment at Fair Value:
           ------------------------
           Mutual Funds                                 $   4,383,127
           Common Stock                                   (12,971,034)

           Investments at Estimated Fair Value:
           -----------------------------------
           Common/Collective Trust Funds                    1,522,801
                                                         ------------
                                                         ($ 7,065,106)
                                                         ============

4.   NONPARTICIPANT-DIRECTED INVESTMENTS

     Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:

                                                                                December 31,
                                                                         1999                 1998
                                                                      -----------          -----------
Net Assets:
Investments:
  DRI Common Stock                                                    $39,571,258          $44,150,680
  Common/Collective Trusts                                                242,762              112,104
                                                                      -----------          -----------
     Total Investments                                                 39,814,020           44,262,784

Receivables:
  Interest                                                                  1,007                  385
  Securities Sold                                                          34,873               38,958

                                                                      -----------          -----------
     Total Receivables                                                     35,880               39,343

                                                                      -----------          -----------
     Total Assets                                                      39,849,900           44,302,127
                                                                      -----------          -----------

Liabilities - Payables for Investments Purchased                          268,005              136,903
                                                                      -----------          -----------

    Net Assets Available for Benefits                                 $39,581,895          $44,165,224
                                                                      ===========          ===========
                                                                                         Year Ended
                                                                                     December 31, 1999
                                                                                     -----------------
Changes in Net Assets:
     Net depreciation in fair value of investments                                         $(7,332,418)
     Dividend income                                                                         2,506,019
     Interest and other income                                                                   4,681
     Contributions                                                                           3,270,636
Benefits paid to participants                                                               (2,055,043)
Administrative expenses                                                                        (38,622)
Transfers to participant-directed investments                                                 (527,189)
Transfers of participants' assets to other plans                                              (411,393)
                                                                                           -----------
          Net decrease                                                                     $(4,583,329)
                                                                                           ===========

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


6.   PLAN INTEREST IN THE CERTUS STABLE VALUE FUND MASTER TRUST

     The Plan's investments are in a Master Trust which was established for the investment of assets for the Plan and other Company sponsored plans (the Dominion Resources, Inc. Employee Savings Plan and the Dominion Subsidiary Savings Plan). The assets of the Master Trust are held by Mellon Bank. As of December 31, 1999 and 1998, the assets of the Master Trust were separately maintained by each Company sponsored plan, with the exception of the Certus Stable Value Fund (Certus Fund). As of December 31, 1999 and 1998, the Plan's interest in the net assets of the Certus Fund was approximately 24% and 26%, respectively. Investment income and administrative expenses relating to the Certus Fund are allocated to the individual plans based upon average monthly balances invested by each plan.

     The following table presents the value of the undivided investments (and related investment income) in the Certus Stable Value Fund:

                                                                            December 31,
                                                                        1999               1998
                                                                    ------------------------------
           Guaranteed Investment Contracts (contract value)         $87,826,074        $72,830,868
           Short-term Investment Fund (estimated fair value)          2,975,590          9,764,282
                                                                    -----------        -----------
              Total                                                 $90,801,664        $82,595,150
                                                                    ===========        ===========
           Investment income for the Certus Stable Value
            Fund is as follows:                                         1999               1998
                                                                    ------------------------------
            Interest                                                $ 5,190,027        $ 4,477,951
            Less investment expenses                                   (194,858)          (163,977)
                                                                    -----------        -----------
              Total                                                 $ 4,995,169        $ 4,313,974
                                                                    ===========        ===========

     The aggregate fair value of the investment contracts and short-term investments of the Fund at December 31, 1999 and 1998 was $89,271,133 and $84,456,595 respectively. The average yield of assets on December 31, 1999 and 1998 are estimated at 6.45% and 6.26%, respectively. Average duration of investment contracts within the Fund was 2.92 years at December 31, 1999 and 2.46 years at December 31, 1998. The crediting interest rates used to determine fair value for the contracts as of December 31, 1999 ranged from 7% to 7.28%.

7.   TAX STATUS

     The Plan is a qualified employees' profit sharing trust and employee stock ownership plan under Sections 401(a), 401(k) and 404(k) of the Internal Revenue Code and, as such, is exempt from Federal income taxes under
     Section 501(a). Pursuant to Section 402(a) of the Internal Revenue Code, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

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


8.   PLAN AMENDMENT AND SUBSEQUENT EVENT

     During 1999, the Plan was amended to allow the Trustee, Mellon Bank, to solicit elections from participants with respect to the Company stock
     allocated to their Plan accounts.   This amendment was made in anticipation
     of the merger of Dominion Resources, Inc. with Consolidated Natural Gas. The merger agreement called for a two-step merger process. The first step, the First Merger, allowed shareholders of Dominion common stock to elect to exchange their sold shares for cash (at $43 per share), new Dominion shares or a commination of cash and shares. The second step, the Second Merger, allowed shareholders of CNG common stock to elect to exchange their old shares for cash or new Dominion shares (at a prescribed formula) or a combination of cash and shares.

     As directed Trustee, Mellon Bank solicited elections from participants with respect to shares of stock allocated to their accounts. The merger was finalized on January 28, 2000 and results were posted to participants' accounts on February 14, 2000.

                                VIRGINIA POWER
                         HOURLY EMPLOYEE SAVINGS PLAN
                 SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1999
    SCHEDULE H, Item 4(i):  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES


                                                                                               Current
                  Description                                       Cost                        Value
----------------------------------------------                  ------------                ------------
Dominion Resources, Inc., Common Stock                          $ 68,939,546                $ 72,443,335
                                                                ------------                ------------

Interest in Certus Stable Value Fund Master Trust

      Certus Stable Value Fund                                    21,540,629                  21,540,629
                                                                ------------                ------------

Common/Collective Trusts

      DRI Common Stock Fund- EB Daily Liquidity                      444,426                     444,426
      Mellon S&P 500 Index Daily Fund                              6,808,389                   9,723,619
                                                                ------------                ------------

                                                                   7,252,815                  10,168,045
                                                                ------------                ------------

Mutual Funds

      MAS Mid Cap Value Fund                                       4,698,880                   5,057,980
      Dreyfus Premier Balanced Fund Inc.                           3,712,192                   3,745,557
      Dreyfus Premier Managed Income Fund                            523,048                     483,641
      Templeton Foreign Fund Inc.                                  2,379,237                   2,666,540
      Warburg Pincus Emerging Growth Fund                          7,098,548                   9,328,337
                                                                ------------                ------------

                                                                  18,411,905                  21,282,055
                                                                ------------                ------------

Loans to Participants                                              4,340,672                   4,340,672
                                                                ------------                ------------

Total Assets Held for Investment                                $120,485,567                $129,774,736
                                                                ============                ============

                                VIRGINIA POWER
                         HOURLY EMPLOYEE SAVINGS PLAN
                SUPPLEMENTAL SCHEDULE AS OF DECEMBER 31, 1999
          SCHEDULE H, ITEM 4(j): SCHEDULE OF REPORTABLE TRANSACTIONS

Series of Transactions in Excess of Five Percent of Plan Assets


Shares/         Security                                     Transaction   Cost of           Proceeds           Costs of Assets
Par Value       Description                                  Expense       Purchases         From Sales         Disposed
-------------------------------------------------------------------------------------------------------------------------------
    315,060.00  Dominion Res. Inc. Common Stock*             $       -     $13,454,007.11    $             -    $            -
    109,176.00  Dominion Res. Inc. Common Stock*             $       -     $            -    $  4,746,809.11    $ 4,010,927.37


 11,630,355.96  TBC Inc. Pooled Employee Ffds, Daily Liq.*   $       -     $11,630,355.96    $             -    $            -
 11,385,988.33  TBC Inc. Pooled Employee Ffds, Daily Liq.*   $       -     $            -    $ 11,385,988.33    $11,385,988.33

Shares/         Security                                     Gain/
Par Value       Description                                  Loss
-------------------------------------------------------------------------
    315,060.00  Dominion Res. Inc. Common Stock*             $           -
    109,176.00  Dominion Res. Inc. Common Stock*             $  735,881.73


 11,630,355.96  TBC Inc. Pooled Employee Ffds, Daily Liq.*   $           -
 11,385,988.33  TBC Inc. Pooled Employee Ffds, Daily Liq.*   $           -


*  A party-in-interest as defined by ERISA

                                    FORM 11-K
                                DECEMBER 31, 1999

                                  EXHIBIT INDEX

         Exhibit                                                            Page

Exhibit 99(i)          Independent auditor's consent for Dominion
                       Resources Inc. Employee Savings Plan
                       (filed herewith)

Exhibit 99 (ii)        Independent auditor's consent for Dominion
                       Resources, Inc. Dominion Subsidiary Savings
                       Plan (filed herewith)

Exhibit 99 (iii)       Independent auditor's consent for Virginia Power
                       Hourly Employee Savings Plan (filed herewith)