Form 10-Q
period 2000-06-30
DOMINION RESOURCES INC /VA/
filed 2000-08-14
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000

or

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

Yes X No _____

At July 31, 2000 the latest practicable date for determination, 237,900,252 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Six Months Ended June 30, 2000 and 1999	3
	Consolidated Balance Sheets - June 30, 2000 and December 31, 1999	4-5
	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999	6
	Consolidated Statements of Changes in Other Comprehensive Income - Three and Six Months Ended June 30, 2000 and 1999	7
	Notes to Consolidated Financial Statements	8-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-37
	PART II. Other Information
Item 1.	Legal Proceedings	38
Item 4. Item 5. Item 6.	Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	38 38-39 40

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999 As Restated (Note D)	2000	1999 As Restated (Note D)
	(Millions, except per share amounts)		(Millions, except per share amounts)
Revenues	$2,056	$1,315	$4,128	$2,608

Operating expenses:
Fuel, net	257	243	509	461
Purchased power capacity, net	181	198	374	408
Purchased gas	230		487
Liquids, capacity and other products purchased	70		139
Restructuring and other acquisition-related costs	262		391
Other operation and maintenance	584	336	993	626
Depreciation, depletion and amortization	298	172	548	348
Other	108	66	207	143

	1,990	1,015	3,648	1,986

Operating income	66	300	480	622

Other income	13	15	37	39

	79	315	517	661

Fixed charges:
Interest charges, net	245	119	447	239
Preferred dividends and distributions of subsidiary trusts	18	17	35	33

	263	136	482	272
Income before income taxes, minority interests, and extraordinary item	(184)	179	35	389
Provision for income taxes	(77)	55	(1)	121
Minority interests	(1)	4	1	10
Income before extraordinary item	(106)	120	35	258
Extraordinary item, net of tax				(255)
Net income (loss)	$ (106)	$ 120	$ 35	$ 3

Average shares of common stock - basic and diluted	237.8	192.0	230.6	192.8
Basic and diluted earnings per share:
Income before extraordinary item	$ (0.45)	$ 0.63	$ 0.15	$ 1.34
Extraordinary Item	_____			(1.32)
Net income (loss)	$ (0.45)	$ 0.63	$ 0.15	$ 0.02
Dividends paid per common share	$ 0.645	$ 0.645	$ 1.29	$ 1.29

_________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

June 30,		December 31,
2000 (Unaudited)		1999* As Restated (Note D)
	(Millions)
Current assets:
Cash and cash equivalents	$ 306	$ 280
Customer accounts receivable, net	1,230	664
Other accounts receivable	343	269
Materials and supplies	306	254
Mortgage loans in warehouse	142	119
Commodity contract assets	842	362
Unrecovered gas costs	108
Net assets held for sale	734
Other	749	229
	4,760	2,177
Investments:
Investments in affiliates	361	433
Available-for-sale securities	408	512
Nuclear decommissioning trust funds	847	818
Loans receivable, net	1,996	2,049
Investments in real estate	74	86
Other	238	334
	3,924	4,232

Property, plant and equipment:
Property, plant and equipment	27,590	18,703
Acquisition adjustment	3,510
Total property plant and equipment	31,100	18,703
Less accumulated depreciation, depletion and amortization	13,146	7,906
	17,954	10,797
Deferred charges and other assets:
Regulatory assets	502	221
Goodwill	86	132
Prepaid pension costs	1,346
Other	526	221
	2,460	574

Total assets	$29,098	$17,780

__________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1999 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2000 Unaudited	December 31, 1999* As Restated (Note D)
	(Millions)
Current liabilities:
Securities due within one year	$334	$536
Short-term debt	5,627	870
Accounts payable, trade	1,178	711
Accrued interest	137	121
Accrued payroll	88	93
Accrued taxes	40	89
Commodity contract liabilities	831	347
Other	455	232
	8,690	2,999

Long-term debt:
Nonrecourse - nonutility	2,593	2,738
Other	6,665	4,198
	9,258	6,936
Deferred credits and other liabilities:
Deferred income taxes	2,820	1,710
Investment tax credits	157	146
Other	786	222
	3,763	2,078

Total liabilities	21,711	12,013

Minority interest	6	99

Commitments and contingencies (Note K)
Company obligated mandatory redeemable preferred securities **	385	385
Virginia Power preferred stock Not subject to mandatory redemption	509	509
Common shareholders' equity:
Common stock - no par	5,544	3,561
Retained earnings	940	1,212
Accumulated other comprehensive income	(13)	(15)
Other	16	16
	6,487	4,774
Total liabilities & shareholders' equity	$29,098	$17,780

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1999 has been derived from the audited Consolidated Financial Statements at that date.

**As described in Note (H) to Notes To Consolidated Financial Statements, the 7.83% and 8.05% Junior Subordinated Notes totaling $258 and $139 million principal amounts, respectively, constitute 100% of the Trusts' assets.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2000	1999 As Restated (Note D)
	(Millions)
Cash flows from (used in) operating activities:
Net income (loss)	$35	$3
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	600	396
Extraordinary item, net of income taxes		255
Restructuring and other merger-related costs	297
DCI impairments and re-valuations	116
Changes in assets and liabilities:
Accounts receivable	(47)	(154)
Purchases and originations of mortgage loans	(2,130)	(1,146)
Accrued interest and taxes	(177)	(79)
Proceeds from sales and principal collections of mortgage loans	2,106	1,116
Accounts payable, trade	137	157
Other	(219)	(120)
Net cash flows from operating activities	718	428
Cash flows from (used in) financing activities:
Issuance of common stock	90
Repurchase of common stock	(1,642)	(109)
Issuance of long-term debt	3,122	2,553
Issuance of short-term debt	4,199	253
Repayment of long-term debt	(2,627)	(2,204)
Common dividend payments	(354)	(248)
Other	2	(10)
Net cash flows from financing activities	2,790	235
Cash flows from (used in) investing activities:
Utility capital expenditures	(334)	(316)
Oil and gas properties and equipment	(391)	(66)
Nonutility capital expenditures	(4)	(118)
Loan originations	(1,309)	(1,053)
Repayment of loan originations	1,330	1,024
Acquisition of businesses	(2,755)	(167)
Purchase of securities	(138)	(91)
Sale of business	84
Proceeds from sale of securities	139	100
Other	(104)	(163)

Net cash flows used in investing activities	(3,482)	(850)
Increase (decreases) in cash and cash equivalents	26	(187)
Cash and cash equivalents at beginning of period	280	426
Cash and cash equivalents at end of period	$ 306	$ 239

Noncash transactions from investing and financing activities:

Noncash (stock issuance) portion of CNG acquisition $3,527

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2000	1999	2000	1999
	(Millions)		(Millions)
Other Comprehensive Income:

Unrealized gains (losses) on investment securities:
Pre-tax	$18	$7	$11	$7
Tax	6	4	4	4
Net of tax	12	3	7	3
Foreign currency translation adjustments	(4)	1	(5)	(2)
Increase in other comprehensive income	8	4	2	1
Accumulated other comprehensive income at beginning of period	(21)	(23)	(15)	(20)
Accumulated other comprehensive income at end of period	$(13)	$(19)	$(13)	$(19)

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  INTERIM REPORTING POLICIES

NATURE OF OPERATIONS

General Organization and Legal Description

Dominion Resources, Inc. (Dominion or the Company) is a holding company headquartered in Richmond, Virginia. Its principal subsidiaries are Virginia Electric and Power Company (Virginia Power) and, with the completion of the acquisition on January 28, 2000, Consolidated Natural Gas Company (CNG).

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

CNG operates in all phases of the natural gas industry, including exploration for and production of oil and natural gas in the United States as well as Canada. Its various regulated retail gas subsidiaries serve approximately 1.9 million residential, commercial, industrial and transportation customers in Ohio, Pennsylvania, Virginia and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end use customers in the Midwest, the Mid-Atlantic and the Northeast states. CNG's exploration and production operations are conducted in several of the major gas and oil producing basins in the United States, both onshore and offshore. CNG also holds equity investments in energy activities in Latin America and Australia. However, these international investments are held for sale as discussed in Note (I).

The Company's other major subsidiaries are Dominion Energy, Inc. (DEI) and Dominion Capital, Inc. (DCI). DEI is engaged in independent power production and the acquisition and production of natural gas and oil reserves. In Canada, DEI is engaged in natural gas exploration, production and storage. DCI is Dominion Resources' financial services subsidiary. DCI's primary business is financial services which includes commercial lending, merchant banking and residential mortgage lending. See Note (O) for a discussion of management's strategy to exit and windup these businesses as ordered by the SEC under the Public Utility Holding Company Act of 1935 (1935 Act).

GENERAL

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and cash flows for the six-month periods ended June 30, 2000 and 1999.

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Dominion Annual Report on Form 10-K for the year ended December 31, 1999 and the CNG Form 8-K filed on January 27, 2000.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

On March 3, 2000, Dominion announced a new business structure that integrates CNG's businesses, streamlines operations, and positions Dominion for long-term growth in the competitive marketplace. Under the structure, Dominion operates three principal business units:

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
  Dominion Exploration & Production manages Dominion's onshore and offshore oil and gas exploration and production operations. Operations are located on the outer continental shelf and deep water areas of the Gulf of Mexico, selected regions in the lower 48 states and Canada.

In addition to the business segments mentioned above, Dominion also reviews the following as business segments:

  the financial services businesses of DCI; and
  Corporate Operations.

The Corporate Operations category includes:

  corporate costs of Dominion's holding company,
  Corby Power (UK) operations,
  intercompany eliminations,
  restructuring and acquisition related costs (see Note (C)), extraordinary item recorded in the first quarter of 1999(see Note (E)), and impairment and re-valuation of DCI's assets (see Note (O)).

While Dominion manages its daily operations as described above, assets remain wholly owned by its legal subsidiaries, Virginia Power, CNG, DEI and DCI. For more information on business segments, see Note (M).

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

The allocation of the purchase price has been assigned to assets and liabilities acquired based on the estimated fair value of those assets and liabilities as of the date of the acquisition. Such allocation was based on the Company's evaluations. The excess of the purchase price over the fair value of CNG's operations not subject to cost-based rate regulation and the historical carrying value of CNG's operations subject to cost of service rate regulation resulted in an acquisition adjustment of $3.5 billion. The acquisition adjustment is being amortized on a straight-line basis over the weighted average useful lives of CNG's gas utility plant and equipment, a period approximating 40 years. As of June 30, 2000, $36 million of amortization associated with the acquisition adjustment had been recognized. The results of operations of CNG for the period January 28, 2000 through June 30, 2000 are included in the accompanying consolidated financial statements.

The allocation of the purchase provided for the estimated amounts expected to be realized from the sale of Virginia Natural Gas (VNG) and CNG International, which are classified as Net Assets Held for Sale at June 30, 2000. See Note (I) to Consolidated Financial Statements. In addition, the allocation of the purchase price provides for recognition of liabilities associated with change in control payments triggered by the acquisition of CNG under certain employment contracts ($31 million) and seismic licensing agreements ($26 million).

The Company may make adjustments during 2000 to the allocation of the purchase price for changes in the Company's preliminary assumptions and analyses based on receipt of additional information, including the following:

    actuarial valuations of CNG's pension and other postretirement benefit plan obligations and related plan assets and proceeds realized from the disposition of net assets held for sale. See Note (I).

The following unaudited pro forma combined results of operations for the six months ended June 30, 2000 and 1999 has been prepared assuming the acquisition of CNG had occurred at the beginning of each period. The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results of operations of the combined companies.
	Six Months Ended June 30, 2000		Six Months Ended June 30, 1999
	As Reported	Pro Forma	As Reported	Pro Forma
Consolidated Results
Revenues	$4,128	$4,495	$2,608	$4,106
Income before extraordinary item	35	65	258	181
Net income (loss)	35	65	3	(74)
Earnings per share: Income before extraordinary item	0.15	0.27	1.34	0.76
Net Income (loss)	0.15	0.27	0.02	(0.31)
Average Share	230.6	238.4	192.8	238.4

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

  RESTRUCTURING

General

During the first quarter of 2000, Dominion acquired CNG. Subsequent to the acquisition, Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. The restructuring plan includes the following components:

  an involuntary severance program;

  a transition plan to implement operational changes to provide efficiencies, including the consolidation of post-CNG acquisition operations and the integration of information technology systems; and

  a voluntary early retirement program (the ERP).

For the three and six month periods ended June 30, 2000, Dominion recognized $262 million and $391 million, respectively, of restructuring and other acquisition-related costs as discussed below.

Restructuring Liability Recognized At June 30, 2000

Dominion established a comprehensive involuntary severance package for salaried employees whose positions will be eliminated. Severance payments are based on the individual's base salary and years-of-service at the time of termination. In addition, severance payments are being provided to employees at DCI (and certain subsidiaries of DCI) who are terminated as part of Dominion's implementation of its strategy to exit certain businesses of DCI (see Note (O)). Under the restructuring plans, approximately 770 employee positions at Dominion and its subsidiaries have been identified for elimination. In the first quarter of 2000, the Company recorded an estimated expense of $68 million associated with the planned involuntary terminations. In the second quarter of 2000, the estimated expense and related liability were reduced by $21 million. This revision resulted primarily from 1) reduced severance benefits for employees also receiving benefits under the ERP and 2) terminated employees having less years of service and lower monthly base pay than originally estimated. This revision was offset in part by the recognition of a $6 million expense and liability related to the elimination of approximately 70 employee positions at DCI and its subsidiaries during the second quarter of 2000. At June 30, 2000, approximately 560 positions had been eliminated, and approximately $15 million of severance benefits had been paid.

A reconciliation of the severance liability for the second quarter and six months ended June 30, 2000 follows:

Summary of Restructuring Expenditures
Three Months Ended June 30, 2000		Six Months Ended June 30, 2000
(millions)
Beginning balance	$66
Amounts accrued	6	$74
Increase (decrease) in estimates	(21)	(21)
Amounts paid	(13)	(15)
Ending Balance	$38	$38

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

As part of the implementation of the new strategy, management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required a change to mark-to-market accounting where derivative contracts are carried at fair value in the balance sheet with any future unrealized gains and losses included in the determination of net income. In addition, CNG entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. Up to the date that the offsetting contracts were entered into, the mark-to-market accounting for the original portfolio resulted in a loss of approximately $55 million for the three months ended March 31, 2000. Due to these offsetting contracts, absent any not yet identified future losses from credit risk exposure, no additional losses are expected as these derivative contracts mature through 2003. See Note (N) for further discussion.

Early Retirement Program

On January 28, 2000, Dominion announced an early retirement program (ERP). This program is a voluntary program for all salaried employees of Dominion, excluding officers and employees of DCI, Virginia Natural Gas (VNG) and CNG International. The early retirement option provides up to three additional years of age and three additional years of employee service for benefit formula purposes, subject to age and service maximums under the companies' postretirement medical and pension plans. Qualifying salaried employees and employees covered by several collective bargaining agreements of CNG and its participating subsidiaries who had attained age 52 and completed at least 12 years of service as of July 1, 2000 were eligible under the ERP. For Dominion's other participating subsidiaries, qualifying employees who had attained age 52 and completed at least 5 years of service as of July 1, 2000 were eligible under the ERP.

During the second quarter of 2000, approximately 860 employees elected to participate in the ERP, resulting in an expense approximating $114 million. This expense was offset, in part, by curtailment gains of approximately $26 million attributable to reductions in expected future years of service as a result of ERP participation and involuntary employee terminations. Some of the ERP participants will also receive benefits under the involuntary severance package. Benefits under the involuntary severance package are subject to reduction as a result of coordination with the additional retirement plan benefits provided by the ERP.

DCI Restructuring

As a result of the CNG acquisition, Dominion is a registered public utility holding company. Certain restrictions are imposed on the operations of registered holding company systems. One such restriction limits the ability of a registered holding company to engage in activities unrelated to its utility operations. Consequently, as part of the SEC order approving the acquisition, Dominion must divest itself of DCI, its financial services businesses. Although a formal plan for divestiture has not been adopted, the SEC allowed three years for this to be accomplished.

During the second quarter, management adopted, and is in the process of implementing, a strategy to exit certain businesses of DCI and to de-emphasize the remaining components of the businesses that are expected to be retained or possibly held only as long as necessary to wind up affairs. At this time, the Company does not have a formal plan of disposal for substantive portions of the DCI segment and does not expect to dispose of all such portions of the business within one year. Under this strategy, DCI reevaluated certain assets and businesses during the second quarter of 2000 and recognized impairment losses of $292 million, of which $172 million was determined to be attributable to Dominion's exit strategy rather than other factors and included in Restructuring and Other Acquisition-Related Costs. These charges, net of related income taxes of $108 million, reduced net income by $184 million for the three months and six months ended June 30, 2000. For more information, see Note (O).

As the planned exit strategies at DCI are implemented, additional charges may be incurred to reflect updated information.

Other

Restructuring and Other Acquisition-related Costs during the three and six month periods ended June 30, 2000 also included other costs of $17 million and $23 million, respectively. Such costs included amounts paid to employees to retain their services during the post-merger transition period, amounts payable under certain employee contracts and information

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

technology systems and operations integration costs. The information technology costs included excess amortization expense attributable to shortening the useful lives of capitalized software being impacted by systems integration.

Dominion may incur additional charges relating to restructuring and other acquisition-related activities as business operations are consolidated and administrative functions are integrated. Other costs may be incurred as a result of modifying or terminating leases due to closing of duplicate or excess facilities, termination of service contracts no longer needed, accelerated depreciation and amortization, or possibly impairment of assets.

  CHANGE IN ACCOUNTING PRINCIPLE

  Effective with the acquisition of CNG on January 28, 2000, DEI changed its method of accounting for its oil and gas exploration and production activities to the full cost method of accounting. Previously, DEI accounted for these activities, which were primarily directed toward development and exploitation rather than exploration, using the successful efforts method of accounting.

  While DEI's previous method of accounting was in accordance with generally accepted accounting principles, the Company believes that the full cost method of accounting is preferable for the merged exploration and production operations of DEI and CNG. CNG's exploration and production business is historically larger than DEI's exploration and production business and consists of substantial investments in exploration activities. CNG uses the full cost method of accounting for its exploration and production activities which management believes better reflects the economics associated with the discovery and development of oil and gas reserves. It is anticipated that the strategic direction of the combined exploration and production operation will be consistent with CNG's past operations, thus supporting the adoption of the full cost method of accounting by DEI. In addition to being the preferable method of accounting based on the intended combined exploration and production operations of Dominion, the full cost method of accounting for exploration and production activities will improve the comparability of such financial information with other companies in Dominion's peer group.

  In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, prior year financial statements have been restated to reflect this change on a retroactive basis. The effect of the accounting change on income of 2000 and on income as previously reported for 1999 is immaterial in relation to the financial statements of the Company taken as a whole.

  The balances of retained earnings for 1999 and 2000 have been restated for the effect (net of income taxes) of applying retroactively the new method of accounting.

  EXTRAORDINARY ITEM

In 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. Such legislation will deregulate generation by 2002 with the phase-in of retail customer choice beginning at that time. Under this legislation, Virginia Power's base rates will remain generally unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates. The legislation's deregulation of generation required discontinuation of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, for Virginia Power's generation operations in the quarter ended March 31, 1999. Discontinuing SFAS No. 71 resulted in an after-tax charge of $255 million to write-off expected unrecoverable generation-related assets and reversal of previously deferred investment tax credits. Virginia Power's transmission and distribution operations, CNG's four local gas distribution companies and CNG's transmission operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71 and Virginia Power's generation-related fuel expense continues to be subject to deferral accounting.

For further discussion of the impact of deregulation in Virginia on Virginia Power, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes (C) and (Q) to the Consolidated Financial Statements included in Dominion's Annual Report on Form 10-K for the year ended December 31, 1999.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

(F) COMMON STOCK

At June 30, 2000, there were 500,000,000 shares of Dominion common stock authorized of which 237,812,046 were issued and outstanding. Common shares issued and purchased during the referenced periods were as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2000	1999	2000	1999

Stock Issued			87,449,202
Stock Exchanged for Cash			(32,893,919)
Stock Repurchase		(50,000)	(4,904,845)	(2,618,400)
Other	76,932	25,492	1,841,963	140,139
Total Shares Issued (Purchased)	76,932	(24,508)	51,492,401	(2,478,261)

Immediately before the CNG acquisition, Dominion concluded a reorganization in which approximately 33 million shares of Dominion common stock were exchanged for cash. In connection with the acquisition of CNG, Dominion issued approximately 87 million shares of common stock to CNG shareholders.

  PREFERRED STOCK

Dominion is authorized to issue up to 20 million shares of preferred stock; however, no such shares are issued and outstanding.

As of June 30, 2000, Virginia Power's total number of authorized shares for all preferred stock (whether or not subject to mandatory redemption) was 10 million shares. There were 1.4 million and 5.1 million issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively.

In March 2000, Virginia Power redeemed 400,000 shares of preferred stock subject to mandatory redemption. The remaining 1.4 million shares of preferred stock subject to mandatory redemption are scheduled to be redeemed in September 2000. Accordingly, Virginia Power has classified the $140 million of preferred stock subject to mandatory redemption in Securities due within one year at June 30, 2000.

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

In 1995, Virginia Power established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5.4 million shares of preferred securities for $135 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by VP Capital Trust.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

(I) NET ASSETS HELD FOR SALE

At June 30, 2000, the Company's net assets held for sale account includes management's estimate of the proceeds expected to be realized from the disposals of VNG, CNG International, and Corby Power Limited.

CNG is required to spin-off or sell VNG pursuant to conditions set forth by the Virginia State Corporation Commission (Virginia Commission) and Federal Trade Commission in connection with their approval of the acquisition of CNG by Dominion. On May 8, 2000, Dominion and CNG reached an agreement with AGL Resources Inc (AGL) regarding the sale of VNG. AGL will pay from $500 million to $550 million in cash depending upon the final structure of the sale. Dominion and AGL have filed for approval of the sale with the Virginia Commission and the Securities and Exchange Commission (SEC) . On July 28, 2000, the Virginia Commission approved the sale. The companies expect to receive SEC approval to permit a closing of the sale during the fourth quarter of 2000.

As mentioned above, the Company's net assets held for sale also include the net assets of CNG International. CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Argentina. After Dominion acquired CNG in the first quarter of 2000, CNG committed to a plan to sell CNG International within a one year period ending during the first quarter of 2001 as part of its desire to focus on the United States oil and gas markets.

During the second quarter of 2000, Dominion also completed its assessment of the estimated fair value of CNG International's Australian and Argentine investments. Accordingly, the Company has reallocated the amount of the CNG purchase price allocable to CNG International. As a result, the carrying amount for Net Assets Held for Sale has been reduced by $152 million, resulting in an increase in the CNG purchase acquisition adjustment.

On July 7, 2000, Sempra Energy International, a subsidiary of Sempra Energy, agreed to purchase CNG International's Argentine assets for $145 million. CNG expects to close the sale by the end of 2000.

Dominion's net assets held for sale also include the net assets of Corby Power Limited. Corby Power Limited is the owner of a 350-megawatt natural gas-fired facility about 90 miles north of London, England. On June 9, 2000, Dominion reached a definitive agreement with PowerGen plc. to sell for approximately $80 million its 80 percent interest in Corby Power Limited.

Approximately $7 million representing VNG and CNG International's net income during the period January 28, 2000 through June 30, 2000 has been excluded from Dominion's net income and included in the determination of net assets held for sale. In addition, net assets held for sale include approximately $20 million associated with interest capitalized during the post-acquisition holding period.

(J) RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard addresses various SFAS No. 133 implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

Virginia Power

In 1987, the Environmental Protection Agency (EPA) identified Virginia Power and a number of other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. Current cost studies estimate total remediation costs for the sites to range from $106 million to $156 million. Virginia Power's proportionate share of the total cost is expected to be in the range of $2 million to $3 million, based upon allocation formulas and the volume of waste shipped to the sites. Virginia Power has accrued a reserve of $2 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, Virginia Power has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At June 30, 2000, any pending or possible claims were not recognized as an asset or offset against such obligations.

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

In 1999, Virginia Power received notices from the Attorneys General of Connecticut and New York, respectively, of their intention to file suit against Virginia Power for alleged violations of the Clean Air Act. The notices question whether modifications at certain Virginia Power generating facilities were properly permitted under the Clean Air Act and allege that emissions from these facilities have contributed to damage to public health and the environment in the Northeast. In July 2000, the Attorney General of New York filed its suit against Virginia Power alleging these violations at one of Virginia Power's plants. Virginia Power believes that it has obtained the necessary permits and resolution of these alleged claims should not have a material impact on its financial condition or results of operations.

Virginia Power received a Notice of Violation (NOV) dated April 24, 2000 from the EPA, alleging that Virginia Power is operating its Mt. Storm Power Station in West Virginia in violation of the Clean Air Act as had the notices received from the Attorneys General of Connecticut and New York. The NOV alleges that Virginia Power failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities and will vigorously defend against the allegations in the NOV.

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

The Department of Environmental Protection (DEP) has proposed a penalty of $380,000 related to a hydrocarbon spill in February 1998 at a Dominion Transmission (formerly CNG Transmission) facility in Aliquippa, Beaver County, Pennsylvania. Dominion Transmission will settle the matter by contributing $280,000 to a Supplemental Environmental Program (SEP) and $100,000 directly to the DEP. Under the SEP, several environmental programs will be undertaken which will benefit the Conservation District of Beaver County, Pennsylvania.

OTHER

Dominion

Dominion has issued guarantees to various third party creditors in relation to the repayment of debt by certain of its subsidiaries. At June 30, 2000, Dominion had issued $781 million of guarantees, and the subsidiaries' debt subject to such guarantees totaled $406 million.

DEI and CNG

Under agreements associated with certain energy venture subsidiaries of DEI and CNG, these subsidiaries may be required to fund future operations of these investments, if operating cash flow is insufficient.

DCI

As of June 30, 2000, DCI had commitments to fund loans of approximately $643 million.

For additional information regarding Contingencies, see Note (Q) to the Notes to the Consolidated Financial Statements included in Dominion's Annual Report on Form 10-K for the year ended December 31, 1999.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

(L) LONG-TERM DEBT AND LINES OF CREDIT

Dominion and its subsidiaries have credit agreements with various expiration dates and pay fees in connection with these credit agreements. These agreements provide for maximum borrowings of $8.8 billion at June 30, 2000. At June 30, 2000, $2.3 billion was borrowed under such agreements. The credit agreements also supported $5.0 billion of commercial paper at June 30, 2000. A total of $4.6 billion of the commercial paper was classified as short-term at June 30, 2000. A total of $364 million of commercial paper was classified as long-term at June 30, 2000 due to support by credit agreements that have expiration dates extending beyond one year.. These borrowings are used primarily to fund the interim financing of the CNG acquisition and operational needs at Dominion and its subsidiaries.

In June 2000, Dominion established another $1.75 billion credit facility that supports the combined commercial paper programs of CNG, Virginia Power and Dominion. This new facility replaced:

  $300 million Second Amended and Restated Short Term Credit Agreement;
  $200 million Virginia Electric and Power Company Amended and Restated 364-Day Credit Agreement;
  $1 billion Consolidated Natural Gas Company Credit Agreement; and
  $400 million Dominion Energy, Inc. Multi-Currency Credit Agreement.

The credit facility will allow aggregate borrowings by Virginia Power, Dominion and CNG up to $1.75 billion. Subject to the maximum aggregate limit of $1.75 billion, Virginia Power and CNG may borrow up to the full commitment and Dominion may borrow up to $750 million.

Dominion issued $700 million of 10-year fixed rate debt in June 2000. The rate on the 10-year debt is 8.125%. A portion of the short-term debt associated with the interim financing for the CNG acquisition was retired with the proceeds from the $700 million note.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

(M) BUSINESS SEGMENTS

Dominion manages its operations along three primary business lines, Dominion Delivery, Dominion Energy and Dominion Exploration and Production. The Company also manages the following as business segments:

  The financial services businesses of DCI and
  Corporate Operations.

See Segment Reporting in Note (A) for a description of these business segments. Business segment financial information follows for the three month and six month periods ended June 30, 2000 and 1999:

	Dominion Delivery	DominionEnergy	Dominion Exploration and Production	DCI	Corporate Operations	Consolidated Total
(millions, except total assets)

Three Months Ended June 30,

2000

Revenues	$526	$1,116	$338	$106	$(30)	$2,056
Net income (loss)	$46	$90	$66	$6	$(314)	$(106)
Total assets at June 30, (billions)	$7.4	$9.5	$3.3	$3.3	$5.5	$29.0

1999

Revenues	$270	$854	$65	$121	$5	$1,315
Net income (loss)	$43	$45	$12	$22	$(2)	$120
Total assets at December 31, (billions)	$4.6	$7.4	$1.2	$3.6	$1.0	$17.8

Six Months Ended June 30,

2000

Revenues	$1,234	$2,139	$581	$216	$(42)	$4,128
Net income (loss)	$155	$199	$116	$9	$(444)	$35

1999

Revenues	$550	$1,706	$112	$228	$12	$2,608
Net income (loss)	$88	$115	$23	$36	$(259)	$3

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

(N) Risk Management - Oil and Gas Operations

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

As part of the implementation of the new strategy, management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required a change to mark-to-market accounting where derivative contracts are carried at fair value in the balance sheet with any future unrealized gains and losses included in the determination of net income. In addition, CNG entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. Up to the date that the offsetting contracts were entered into, the mark-to-market accounting for the original portfolio resulted in a loss of approximately $55 million for the three months ended March 31, 2000. Such loss is included in Restructuring and Other Acquisition-related Costs. Due to the offsetting contracts, absent any not yet identified future losses from credit risk exposure, no additional material losses are expected to result as these derivative contracts mature through 2003. Related to these contracts, a liability representing future contract settlements of approximately $76 million is reported in Deferred Credits and Other Liabilities - Other at June 30, 2000.

During the first quarter of 2000, Dominion and its subsidiaries began the implementation of the new hedging strategy by building new portfolios of derivative contracts and designating them as hedges. Any losses ultimately realized on the hedging portfolio should generally be offset by future sales revenue from oil and gas production.

(O) DCI - IMPAIRMENT OF ASSETS

Dominion Capital (DCI) is a diversified financial services company. Its principal subsidiaries are:

  First Source Financial, LLP (First Source), a provider of financial services to middle market companies;
  First Dominion Capital LLC, an integrated merchant banking and asset management business;
  Saxon Mortgage, Inc. and its affiliates (Saxon), are involved in the origination, purchase and servicing of single-family residential mortgage loans; and
  Dominion Lands, a developer of real estate projects.

With the acquisition of CNG, Dominion became a registered public utility holding company subject to the requirements of the Public Utility Holding Company Act of 1935. One such requirement restricts investment in non-regulated businesses (not functionally related to the public utility business). As a result, the Securities and Exchange Commission (SEC) order authorizing the CNG acquisition required divestiture of DCI's financial services businesses within three years. As of June 30, 2000, no formal plan of divestiture had been adopted, but Dominion had begun to identify exit strategies for certain DCI businesses.

During the second quarter, management adopted, and is in the process of implementing, a strategy to exit certain businesses of DCI and to de-emphasize the remaining components of the businesses that are expected to be retained or possibly held only as long as necessary to wind up affairs. However, the Company does not have a formal plan of disposal for substantive portions of the DCI segment and does not expect to dispose of all such portions of the business within one year.

Periodically, Saxon securitizes mortgage loans which involves selling the loans to an unconsolidated special purpose trust in exchange for cash proceeds and an interest in the loans securitized (i.e., interest-only residual assets). In its recent efforts to identify potential buyers for Saxon, Dominion has noted that some businesses in this sector of the lending industry are being considered for sale with indications that there has been a substantial decline in the market

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

value of interest-only residual assets. Although the timing of the divestiture of Saxon is now uncertain, Saxon determined during the second quarter of 2000 that its interest-only residual assets and servicing assets were impaired. The $106 million impairment charge was primarily attributable to increasing the discount rate to 17 percent but also included the effect of changes in prepayment and loan loss assumptions in light of the divestiture requirement and current market conditions.

In the third quarter of 2000, Dominion expects to sell First Dominion Capital's asset management business and to sell First Source's loan portfolio either through a direct sale to third parties or a securitization transaction. Dominion has adopted a strategy for winding up the remaining business of First Source and First Dominion Capital. No new loans will be originated by First Source or First Dominion Capital. Based on evaluations of loss reserves applicable to the loans receivable held by First Source and First Dominion Capital, additional provisions for loan losses of $37 million were accrued in June 2000. In addition, Dominion reevaluated its venture capital equity investments and the equity investments held by First Source and First Dominion Capital and determined that a $46 million loss in value is other than temporary at June 30, 2000. In light of these planned actions, DCI also evaluated its investment in First Source in June 2000 and recognized an impairment of $49 million.

Dominion management has also adopted an exit strategy for the real estate projects held and managed by Dominion Lands. Under this strategy, resources committed to winding down and exiting these projects will be minimized. Management has further directed Dominion Lands to actively seek and consider offers that would expedite Dominion's exit from these projects. Based on current offers and cash flow analyses of its real estate projects, Dominion recorded an impairment of $54 million during the quarter ended June 30, 2000.

After considering the factors underlying the exit strategies and reevaluations discussed above, $172 million and $120 million have been included in Restructuring and Other Acquisition-related Costs and Other Operation and Maintenance Expenses, respectively, in the Consolidated Statements of Income.

  SUBSEQUENT EVENTS

Acquisitions

On August 7, 2000, Dominion has reached an agreement to acquire Millstone Nuclear Power Station located in Waterford, Connecticut. Dominion is acquiring the three-unit station from subsidiaries of Northeast Utilities and other owners for a total purchase price of approximately $1.3 billion, including approximately $1.19 billion for plant assets and $105 million for fuel. The acquisition includes 100% ownership interest in Unit 1 and Unit 2, and a 93.47% ownership interest in Unit 3, for a total of 1954 Mw of generating capacity. Unit 1 is being decommissioned and is no longer in service. Dominion will assume the decommissioning trusts for the three units and expects the trusts to be adequately funded at the time of closing.

Dominion plans to finance the acquisition on a short-term basis with a bridge credit facility, to be replaced with the issuance of debt and equity securities. The acquisition is expected to close by the end of April 2001, following regulatory approvals, which include approvals from the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, the Connecticut Department of Public Utility control and other state public utility commissions where additional owners of minority portions of the station are headquartered.

On August 1, 2000 Dominion Exploration & Production, Inc. (formerly CNG Producing) purchased the operating assets of Suemaur Exploration Partners and others. The assets consist primarily of operating wells in three fields, including nine producing locations, proved undeveloped locations, and four probable locations. The value of the transaction is approximately $85 million.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Debt Issuance

In July 2000, Dominion issued an additional $1.1 billion in long-term debt. The issuance consisted of $700 million of five-year notes and $400 million of three-year notes. The interest rates for the five-year notes and three-year notes are fixed at 7.625% and 7.60%, respectively. The proceeds from the issuance are being used to retire the short-term debt used to finance the purchase of CNG.

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

The business and financial condition of Dominion are influenced by a number of factors including political and economic risks, market demand for energy, inflation, capital market conditions, and other general and specific economic conditions in the Company's service areas, governmental policies, legislative and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the Environmental Protection Agency, the Department of Energy, the Nuclear Regulatory Commission, various state regulatory commissions), industry and rate structure and legal and administrative proceedings. Some other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, present or prospective wholesale and retail competition, competition for new energy development opportunities, pricing and transportation of commodities, operation of nuclear power facilities, competitive factors in the telecommunications industry, successful implementation by the Company of its strategy to provide telecommunications service, acquisition and disposition of assets and facilities, effects and risks associated with the Company's acquisition and divestiture strategies, effects of the acquisition of CNG, recovery of the cost of purchased power, nuclear decommissioning costs, exposure to changes in the fair value of commodity contracts, counter-party credit risk and unanticipated changes in operating expenses and capital expenditures. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Dominion. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on Dominion.

Any forward-looking statement speaks only as of the date on which such statement is made, and Dominion undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Business Segments

On March 3, 2000, Dominion announced a new business structure that integrates CNG's businesses, streamlines operations and positions Dominion for long-term growth in the competitive market place. For more information on the Company's operating segments, see Segment Reporting in Note (A) to Consolidated Financial Statements.

In general, Dominion has structured its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the business segments. However, certain activities discussed under Liquidity and Capital Resources are currently evaluated based on existing legal entities rather than the operating segments defined by the new organizational structure because the Company continues to analyze these matters internally by legal entity.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

RESULTS OF OPERATIONS

We have organized our discussion of Results of Operations into the following subsections:

  Dominion - Consolidated
  Dominion Energy
  Dominion Delivery
  Dominion Exploration & Production
  DCI
  Corporate Operations
Net Income and Earnings Per Share	Three Months Ended June 30,
	Net Income		Earnings Per Share
	(millions, except per share amounts)
	2000	1999	2000	1999
Dominion Energy	$90	$45	$0.38	$0.24
Dominion Delivery	46	43	0.19	0.22
Dominion Exploration & Production	66	12	0.28	0.06
DCI	6	22	0.02	0.12
Corporate Operations	(314)	(2)	(1.32)	(0.01)
Consolidated	$(106)	$120	$(0.45)	$0.63

Average shares of common stock (millions)	237.8	192.0
Six Months Ended June 30,
Net Income	Earnings Per Share
(millions, except per share amounts)
2000	1999	2000	1999
Dominion Energy	$199	$115	$0.86	$0.60
Dominion Delivery	155	88	0.67	0.45
Dominion Exploration & Production	116	23	0.50	0.12
DCI	9	36	0.04	0.19
Corporate Operations	(444)	(259)	(1.92)	(1.34)
Consolidated	$35	$3	$0.15	$0.02

Average shares of common stock (millions)	230.6	192.8

_________________

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales conditions and rate changes.

1. DOMINION - CONSOLIDATED

Net income for the second quarter of 2000 decreased by $226 million as compared to the same period in 1999 primarily due to:

  restructuring and other acquisition-related costs;
  impairment and re-valuation of DCI's assets (see below);
  the amortization of the acquisition adjustment associated with the purchase of CNG; and
  increased interest expense primarily associated with CNG and the financing of the acquisition of CNG.

These reductions in earnings were partially offset by the earnings contributions of CNG's various businesses during the second quarter of 2000.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Impairment and Re-valuation of DCI's Assets

During the second quarter, management adopted, and is in the process of implementing, a strategy to exit certain businesses of DCI and to de-emphasize the remaining components of the businesses that are expected to be retained or possibly held only as long as necessary to wind up affairs. At this time, the Company does not have a formal plan of disposal for substantive portions of the DCI segment and does not expect to dispose of all such portions of the business within one year. Under this strategy, DCI re-valuated certain assets and businesses during the second quarter of 2000 and recognized impairment losses of $292 million, of which $172 million was determined to be attributable to Dominion's exit strategy rather than other factors and included in Restructuring and Other Acquisition-Related Costs. As a result, these charges, net of related income taxes of $108 million, reduced net income by $184 million for the three month period ended June 30, 2000. For more information, see Note (O) to the Consolidated Financial Statements.

Revenues

Revenues for the second quarter and the first six months of 2000 increased by $741 million and $1.5 billion, respectively, when compared to the same periods in 1999. The increases were primarily due to the inclusion of revenues of CNG's various businesses. The change in revenues from non-CNG sources was attributable to the following:

  increased revenues at Dominion Delivery and Dominion Energy; and
  higher oil and gas revenues at Dominion Exploration and Production.

These activities were offset by the decrease in revenues at the financial services businesses of DCI.

Operating Expenses

Consolidated operating expenses increased by $975 million and $1.7 billion for the second quarter of 2000 and six months ending June 30, 2000, respectively, when compared to the same periods in 1999. The variances are primarily due to the inclusion of the operating expenses of CNG's various operating businesses. The increase in operating expenses from non-CNG sources was attributable to the following:

  the impact of restructuring and other acquisition-related costs;
  impairment and re-valuation of DCI assets;
  increased amortization of acquisition adjustment at Corporate Operations;
  increased fuel expenses at Dominion Energy; and
  increased operation and maintenance expenses at Dominion Exploration and Production.

These increases were offset by lower purchased power capacity expenses and depreciation and amortization at Dominion Energy.

Interest Charges, Net

Interest charges, net increased by $126 million and $208 million during the second quarter of 2000 and the six months ending June 30, 2000, respectively, when compared to the same periods in 1999. The increases were primarily due to:

  the interest on the debt incurred to finance the acquisition of CNG, and the interest expense of CNG.

Extraordinary Item, Net of Tax

Extraordinary item, net of tax consists of a charge to earnings for the write-off of assets and liabilities related to Virginia Power's generation activities which will not be recovered through capped regulated rates. For more information on the extraordinary item, see Note (E) to Consolidated Financial Statements.

Provision for Income Taxes

The provision for income taxes for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, decreased due to restructuring and other acquisition-related charges and the impairment and re-valuation of DCI assets. See Notes (C) and (O) to the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

2. DOMINION ENERGY

The business segment Dominion Energy includes primarily the combined generation operations of Virginia Power and DEI plus the gas pipeline and storage operations of CNG.

Dominion Energy's net income for the second quarter of 2000 increased by $45 million as compared to the same period in 1999. The addition of CNG's transmission and storage businesses provided $22 million to Dominion Energy's net income. The change in net income from non-CNG sources of $23 million was attributable to an increase in revenues and a decrease in total operating expenses as explained in the following:

Revenues

Revenues increased for the three months and six months ending June 30, 2000 as compared to the same periods in

1999, primarily due to increased electric service revenue resulting from retail customer growth, weather, and a change in fuel rates. The increases were offset partially by lower revenues associated with power and gas marketing and trading activities and lower mark-to-market gains on Dominion Energy's portfolio of commodity contracts.

Total Operating Expenses

Operating expenses, decreased for the three months and six months ending June 30, 2000 when compared to the same period in 1999. The decrease for the three-month period was primarily due to lower purchased power capacity costs because of the expiration of two major long-term power purchase contracts as of December 31, 1999. The decrease in purchased power capacity costs was partially offset by an increase in Fuel, net.

The decrease in operating expenses for the six-month period was primarily due to:

  lower purchased power capacity costs (as explained above);
  lower depreciation expense in 2000 due to the completion of the amortization of terminated construction projects; and
  decreased other taxes expense due to the accrual of a tax refund in the first quarter of 2000.

These decreases were offset by an increase in Fuel, net due to increased energy purchases as well as the inclusion of previously deferred fuel expenses being recovered in current fuel rates.

3. DOMINION DELIVERY

The business segment Dominion Delivery consists primarily of Virginia Power's electric transmission and distribution system and CNG's gas distribution system.

Dominion Delivery's net income for the first six months of 2000 increased by $67 million as compared to the same period in 1999. The addition of CNG's distribution business contributed $41 million to Dominion Delivery's earnings. The additional earnings contribution of $26 million was primarily attributable to the following:

Revenues

Increased revenues from customer growth, weather and electric transmission services.

4. DOMINION EXPLORATION AND PRODUCTION

Dominion Exploration & Production consists of the gas and oil exploration, development and production operations of DEI and CNG.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Dominion Exploration and Production's net income for the three months and six months ending June 30, 2000 increased by $54 million and $93 million, respectively, when compared to the same periods in 1999. CNG's exploration and production business contributed $50 million and $83 million, respectively, to the increase in earnings. The remaining increase in earnings was generated from DEI's oil and gas operations and was primarily due to increased oil and gas production as well as higher market prices for oil and gas.

5. DCI

Net income, excluding the impairment and re-valuation of assets, decreased during the second quarter and first six months of 2000 by $16 million and $27 million, respectively, when compared to the same period in 1999. The decreases were primarily due to lower securitization gains, higher interest expense and higher operating expenses at the financial services units. These activities were offset by higher interest and fee income. Operating expenses increased due to loan losses. In addition, operating expenses increased during the first six months of 2000 as compared to the same period in 1999 due to higher administrative expenses.

The real estate and other non-core operating results were lower during the second quarter and year-to-date 2000 as compared to the same period in 1999 due to significantly lower water flow at the Vidalia hydro facility and a 50 % reduction in DCI's ownership of the hydro facility. DCI sold 50% of its ownership interest in the facility in July 1999.

  CORPORATE OPERATIONS

Net income for the second quarter and first six months of 2000 decreased by $312 million and $185 million, respectively, when compared to the same periods in 1999. The decreases are due to:

  the impact of restructuring and other acquisition-related costs;
  the impairment and re-valuation of DCI assets; and
  increased amortization of the CNG acquisition adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Certain activities discussed under Liquidity and Capital Resources are currently evaluated based on existing legal entities rather than operating segments defined by the new organizational structure. References are made to specific operating segments as appropriate.

We have organized our discussion of Liquidity and Capital Resources as follows:

  Dominion - Consolidated
  Virginia Power
  DEI
  DCI
  CNG

1. DOMINION - CONSOLIDATED

Cash Flows From Operating Activities

Cash flows from operating activities for the six months ended June 30, 2000 increased by $290 million as compared to the same period in 1999 primarily due to the acquisition of CNG which was acquired on January 28, 2000.

Cash Flows From Financing Activities

Financing activities provided cash flows of approximately $2.8 billion during the first six months of 2000 primarily due to the issuance of $4.4 billion of short-term debt to finance the acquisition of CNG and the reorganization discussed in Note (F) of the Consolidated Financial Statements. A portion of the short-term debt was retired when

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Dominion issued $700 million of 10-year fixed rate debt in June 2000. The rate on the 10-year debt is 8.125%.

In July 2000, Dominion issued an additional $1.1 billion in long-term debt. The issuance consisted of $700 million of five-year notes and $400 million of three-year notes. The interest rates for the five-year notes and three-year notes are fixed at 7.625% and 7.60%, respectively. The proceeds from the issuance are being used to retire the short-term debt used to finance the acquisition of CNG.

In June 2000, Dominion established another $1.75 billion credit facility that supports the combined commercial paper programs of CNG, Virginia Power and Dominion. This new facility replaced:

  $300 million Second Amended and Restated Short Term Credit Agreement;
  $200 million Virginia Electric and Power Company Amended and Restated 364-Day Credit Agreement;
  $1 billion Consolidated Natural Gas Company Credit Agreement; and
  $400 million Dominion Energy, Inc. Multi-Currency Credit Agreement.

Virginia Power and CNG have access to the full $1.75 billion. However, Dominion is limited to $750 million under this facility. Dominion uses these credit agreements to support its commercial paper borrowings. The proceeds from these borrowings are used to finance working capital requirements.

As previously disclosed, since 1998 the Company has purchased shares for Dominion Direct Investment stock purchase program and its other stock plans on the open market. Effective August 20, 2000, the Company expects to use newly issued shares rather than shares purchased on the open market for these plans.

On July 7, 2000, the Board of Directors of Dominion declared a quarterly common stock dividend of $0.645 per share, payable September 20, 2000, to holders of record at the close of business August 25, 2000.

Cash Flows Used In Investing Activities

Net cash flows used in investing activities during the first six months of 2000 were approximately $3.5 billion. The primary reasons for the cash outflows were utility plant (including nuclear fuel) expenditures at Virginia Power and CNG, plus the cash paid as part of the acquisition of CNG.

2. VIRGINIA POWER

Cash Flows From Operating Activities

Cash flows from operations for the first quarter of 2000 increased when compared to the same period in 1999 primarily due to normal operations.

Cash Flows Used in Financing Activities

In March 2000, Virginia Power issued $220 million in aggregate principal of variable-rate medium-term notes maturing in 2002. Virginia Power also entered a swap agreement as a hedge to synthetically convert $200 million of these variable-rate notes to fixed rate debt. Under the swap agreement, Virginia Power will pay a 7.27% fixed rate. Virginia Power issued the notes primarily to satisfy the retirement during the first and second quarters of 2000 of approximately $226 million of outstanding debt and preferred stock.

Virginia Power has a commercial paper program limited to $500 million based on amounts available under two credit facilities. Virginia Power has a $300 million credit facility and also participates in a credit facility established by Dominion that supports the combined commercial paper programs of Dominion, Virginia Power, and CNG. This facility, established in June 2000, is for $1.75 billion and matures May 2001. Although Virginia Power has access to the full amount of the $1.75 billion facility, it operates with an internal allocation of $200 million. Participation in this facility replaces our $200 million credit agreement that matured in June 2000.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Net borrowings under the commercial paper program were $443 million at June 30, 2000, an increase of $65 million from amounts outstanding at December 31, 1999. Borrowings under these facilities are used primarily to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by current cash provided from operations.

In addition to commercial paper, Virginia Power may also issue extendible commercial notes (ECNs) to meet working capital requirements. This program became effective in July 2000 and will allow Virginia Power to issue up to $100 million aggregate outstanding principal of ECNs. ECNs are unsecured notes expected to be sold in private placements.

Any ECNs which Virginia Power issues would have a stated maturity of 390 days from issuance and may be redeemed, at Virginia Power's option, within 90 days or less from issuance.

During the second quarter 2000, Virginia Power filed with the SEC for the registration of $1.5 billion in debt and preferred securities, which became effective on June 8, 2000. This registration statement which became effective in June 2000, also replaces two previous statements: 1) $400 million aggregate principal of junior subordinated notes and 2) $100 million aggregate par value of preferred stock. As of June 30, 2000, Virginia Power also has $120 million of remaining aggregate principal amount under a medium-term note registration statement. In total, at June 30, 2000, Virginia Power has $1.62 billion of principal amount available under currently effective shelf registration statements with the SEC available to meet capital requirements.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2000, Virginia Power's investing activities resulted in a net cash outflow of $365 million. These activities included plant expenditures of $286 million and nuclear fuel expenditures of $48 million. Generation-related projects totaled approximately $124 million and included continued construction of four 150 MW combustion turbines, environmental upgrades, and routine capital improvements. Virginia Power spent approximately $144 million on transmission and distribution-related projects reflecting routine capital improvements and expenditures associated with new connections. Remaining plant and equipment expenditures of $18 million included primarily continued expansion of a fiber-optic network.

This network was a capital project of VPS Communications, Inc., a wholly owned subsidiary of Virginia Power. Virginia Power transferred the common stock of VPS Communications, Inc. to Dominion in August 2000.

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

3. DEI

Cash Flows From Operating Activities

Cash flows from operations for the six months ended June 30, 2000 decreased by approximately $64 million, as compared to the same period in 1999, primarily due to timing of payments for normal business operations and loss of cash flow due to the sale of DEI's Latin American operations.

Cash Flows Used In Financing Activities

On June 1, 2000, DEI paid down its external revolving credit agreement using replacement intercompany debt from Dominion.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Cash Flows From Investing Activities

During the first six months of 2000, cash flows from investing activities were approximately $32 million primarily due to proceeds received from the sale of DEI's remaining Latin American investments, partially offset by additions to natural gas properties.

4. DCI

Cash Flows Used In Operating Activities

DCI's cash flows provided by operations for the first six months of 2000 increased by $22 million as compared to the same period for 1999 primarily due to a net increase in mortgage sales, net of originations.

Cash Flows Used In Investing Activities

During the first six months of 2000, DCI's cash flows used in investing activities were $67 million primarily due to the funding for mortgage and commercial lending activities.

5. CNG

Cash Flows From Operating Activities

Since the acquisition date of January 28, 2000, CNG contributed approximately $259 million to operating cash flows.

Capital Resources

In June 2000, Dominion established another $1.75 billion credit facility that supports the combined commercial paper programs of CNG, Virginia Power and Dominion. This new facility replaced the $1 billion Consolidated Natural Gas Company Credit Agreement. Although CNG has access to the full $1.75 billion, it will operate within a limit of $850 million determined by Dominion. The proceeds from these borrowings are used to finance working capital requirements.

Cash Flows Used In Investing Activities

Since the acquisition date of January 28, 2000, CNG's cash flows used in investing activities were $334 million primarily due to acquisition of exploration and production assets and other property additions.

FUTURE ISSUES

DOMINION RESOURCES - CONSOLIDATED

Recently Issued Accounting Standards

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard addresses various SFAS No. 133 implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Restructuring and Other Acquisition-Related Charges

General

Subsequent to Dominion's acquisition of CNG, Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. Restructuring activities include workforce reductions and the consolidation of post-merger operations and information technology systems. For the three and six month periods ended June 30, 2000, the Company recognized $262 million and $391 million, respectively, of restructuring costs and other acquisition-related costs as discussed below.

Workforce Reductions

Under the restructuring plans, approximately 770 employee positions at Dominion and its subsidiaries have been identified for elimination. Through June 30, 2000, the Company has recorded $47million in employee severance related costs, a reduction from amounts originally estimated in the first quarter of 2000. This revision resulted primarily from 1) reduced severance benefits for employees also receiving benefits under the ERP and 2) terminated employees having less years of service and lower monthly base pay than originally estimated. This revision was offset in part by the recognition of a $6 million expense and liability related to the elimination of approximately 70 employee positions at DCI and its subsidiaries during the second quarter of 2000. At June 30, 2000, approximately 560 positions had been eliminated, and approximately $15 million of severance benefits had been paid.

During the second quarter of 2000, approximately 860 employees elected to participate in the ERP, resulting in an expense approximating $114 million. This expense was offset, in part, by curtailment gains of approximately $26 million attributable to reductions in expected future years of service as a result of ERP participation and involuntary employee terminations. Some of the ERP participants will also receive benefits under the involuntary severance package. Benefits under the involuntary severance package are subject to reduction as a result of coordination with the additional retirement plan benefits provided by the ERP.

Other Restructuring and Acquisition Related Costs

In connection with the implementation of Dominion's new enterprise-wide price risk management strategy, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes and entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. The mark-to-market accounting for these contracts held for purposes other than hedging resulted in the recognition of losses of $55 million for the six months ended June 30, 2000. Due to the Company's establishing the offsetting portfolio of derivative contracts, absent any not yet identified future losses from credit risk exposure, no additional losses are expected to result as these derivative contracts mature through 2003. See Note (N) to the Consolidated Financial Statements.

DCI

As a result of the CNG acquisition, Dominion is a registered public utility holding company. Certain restrictions are imposed on the operations of registered holding company systems. One such restriction limits the ability of a registered holding company to engage in activities unrelated to its utility operations. Consequently, as part of the SEC order approving the acquisition, Dominion must divest itself of DCI, its financial services subsidiary. Although a formal plan for divestiture has not been adopted, the SEC allowed three years for this to be accomplished.

During the second quarter, management adopted, and is in the process of implementing, a strategy to exit certain businesses of DCI and to de-emphasize the remaining components of the businesses that are expected to be retained or possibly held only as long as necessary to wind up affairs. As the planned exit strategies at DCI are implemented, additional charges may be incurred to reflect updated information. See Note (O) of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Divestitures

As a result of the CNG acquisition and Dominion's desire to focus its businesses in the Main to Maine area of the United States, Dominion is divesting itself of VNG, CNG International and Corby Power Limited. For more information on these divestitures, see Note (I) of the Consolidated Financial Statements.

Other

Dominion may incur additional charges relating to restructuring activities as business operations are consolidated and administrative functions are integrated. The planned workforce reductions and other restructuring actions should avoid future annualized operating costs of approximately $102 million that would have otherwise been incurred.

See Note (C) to Consolidated Financial Statements for further discussion of restructuring activities and related costs.

Acquisitions

On August 7, 2000, Dominion has reached an agreement to acquire Millstone Nuclear Power Station located in Waterford, Connecticut. Dominion is acquiring the three-unit station from subsidiaries of Northeast Utilities and other owners for a total purchase price of approximately $1.3 billion, including approximately $1.19 billion for plant assets and $105 million for fuel. The acquisition includes 100% ownership interest in Unit 1 and Unit 2, and a 93.47% ownership interest in Unit 3, for a total of 1954 Mw of generating capacity. Unit 1 is being decommissioned and is no longer in service. Dominion will assume the decommissioning trusts for the three units and expects the trusts to be adequately funded at the time of closing. Under current capital market conditions, the Company expects this acquisition to be accretive to earnings by approximately five cents per share in the first two full years of ownership.

Dominion plans to finance the acquisition on a short-term basis with a bridge credit facility, to be replaced with the issuance of debt and equity securities. The acquisition is expected to close by the end of April 2001, following regulatory approvals, which include approvals from the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, the Connecticut Department of Public Utility control and other state public utility commissions where additional owners of minority portions of the station are headquartered. This acquisition furthers Dominion's strategy of focusing its business in the Northeast, Midwest and Mid-Atlantic regions of the United States.

On August 1, 2000 Dominion Exploration & Production, Inc. (formerly CNG Producing) purchased the operating assets of Suemaur Exploration Partners and others. The assets consist primarily of operating wells in three fields, including nine producing locations, proved undeveloped locations, and four probable locations. The value of the transaction is approximately $85 million.

Telecommunications Business

On July 5, 2000 the Virginia State Corporation Commission approved the transfer by Virginia Power to Dominion of all of the issued and outstanding common stock in VPS Communications, Inc., which changed its name to Dominion Telecom, Inc. effective August 2, 2000. This transfer took place on August 1, 2000, resulting in VPS Communications becoming a direct subsidiary of Dominion. The Company plans on expanding Dominion Telecom's activities as a competitive provider of telecommunications service, including the development of a facilities-based high-bandwidth capacity telecommunications network throughout the eastern United States. Initially, Dominion Telecom will build its network through the acquisition of dark fiber capacity on existing third-party networks. It expects future growth of its network to occur through joint development projects on third-party rights of way and through the use of the Company's existing natural gas rights of way. The Company plans to invest approximately $500 million over the next three years which includes $85 million in the year 2000.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

VIRGINIA POWER

Competition-Legislative Initiatives

Virginia

In 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. For additional information on the impact of this legislation and customer choice, see Note (C) to Consolidated Financial Statements and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999. Since March 1999, Virginia Power has supported certain technical amendments which were passed by the 2000 General Assembly and were signed by the Governor in April 2000.

In March 1998, the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators, regional power exchanges and retail access pilot programs. The Order instructed Virginia Power and American Electric Power-Virginia (AEP) each to design and file a retail access pilot program. In response, Virginia Power filed a report describing the details, objectives and characteristics of its proposed retail access pilot program and a hearing was held. On April 28, 2000, the Virginia Commission entered a Final Order adopting, with certain exceptions, the Hearing Examiner's recommendations, including the Hearing Examiner's market price methodology. Pursuant to the Final Order, Virginia Power's pilot program will begin on September 1, 2000 and will initially give approximately 35,000 customers the ability to choose their electric supplier. The program will be expanded to include approximately 71,000 customers effective January 1, 2001. A final order from the Virginia Commission on the interim rules governing electric and gas retail pilot programs in Virginia was issued on May 26, 2000.

In April 2000, the Virginia Commission entered an order proposing regulations governing the functional separation of the generation, retail transmission, and distribution of incumbent electric utilities under the Virginia Electric Utility Restructuring Act (the Act). Pursuant to the Act, Virginia electric utilities are required to file their functional separation plans with the Virginia Commission by January 1, 2001. Comments on the Commission's proposed functional separation rules were filed by Virginia Power on June 12, 2000.

On July 12, 2000, the Virginia Commission issued an Order Prescribing Notice and Inviting Comments with regard to retail electric metering and billing services. The Virginia Commission is directed by statute to recommend to the Virginia Legislative Transition Task Force, on or before January 1, 2001, whether metering services, billing services, or both may be provided by persons licensed to provide such services, and an appropriate date for the commencement of such services. The Virginia Commission is also directed to develop a draft plan for implementation. A procedural schedule has been established, and comments and requests for hearing are due on or before August 25, 2000.

North Carolina

In April 2000, a study commission, established by the North Carolina General Assembly to explore the future of electric service in North Carolina, developed a proposal to provide full retail competition to North Carolina by January 1, 2006, with a phase-in beginning on January 1, 2005 of up to 50% of each power supplier's customer load. These recommendations were part of a report given to the General Assembly in May 2000. The study commission will recommend to the 2001 General Assembly specific legislative language necessary to accomplish its recommendations including a proposal regarding resolution of certain issues concerning municipal power agency debt.

Competition-Regulatory Initiatives

Virginia

In July 2000, the Virginia Commission issued a Final Order promulgating regulations governing the transfer of ownership or control of electric transmission assets to regional transmission entities (RTE). The regulations: 1) establish the elements

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

of an RTE essential to the public interest to be applied by the Virginia Commission in determining whether to authorize transfer of control of electric transmission facilities to an RTE, 2) establish the filing requirements for entities seeking authorization to transfer the facilities, and 3) establish a schedule for such filings. Under the regulations, Virginia Power is required to file an application to obtain authorization for the transfer of control of its electric transmission facilities to an RTE on or before October 16, 2000.

Federal

In June 1999, Virginia Power, together with AEP, Consumers Energy Company, The Detroit Edison Company and First Energy Corporation, on behalf of themselves and their public utility operating company subsidiaries (Alliance Companies), filed with FERC applications under Sections 205 and 203 of the Federal Power Act for approval of the proposed Alliance Regional Transmission Organization (Alliance RTO). FERC issued an Order granting the application subject to certain conditions and filing requirements.

During the first quarter of 2000, the Alliance Companies filed amendments to the Alliance RTO documents to comply with certain conditions and requirements of the Order and also filed an application seeking rehearing of certain of those conditions and requirements. In May 2000, FERC issued an Order on Compliance Filing and Requests for Rehearing and Clarification in response to the Alliance Companies' application for rehearing and request for clarifications and to the compliance filings. The Order granted in part and denied in part the Alliance Companies' request for rehearing and clarifications, and directed the Alliance Companies to make further filings to comply with certain conditions and requirements of the Order. The Alliance Companies are preparing a response to the Order, and expect to file it by September 2000.

Rate Matters

In July 2000, the Virginia Commission issued an Order Establishing Cogeneration Tariff to modify Virginia Power's congeneration and small power production rates under Schedule 19. The order sustained our proposed method to determine avoided costs, agreed with our position that off system sales should be excluded from the calculation of avoided costs, and that the cogenration rate should be effective through 2001.

Clean Air Act Matters

The Virginia Department of Environmental Quality (DEQ) has proposed to impose a plant wide ozone season NOx emission limit of 0.15 lb/mmBtu at the Possum Point Power Station beginning in May 2003 as part of a State Implementation Plan to address ozone levels in Northern Virginia, which is classified as a serious ozone non-attainment area. Given the age of the existing units at Possum Point and the high probability of additional control requirements in the future, Virginia Power evaluated various options to optimize its ability to continue to operate these units in a cost-effective manner while providing the Northern Virginia area with a reliable source of electricity. Based on this evaluation, Virginia Power recently announced the planned replacement of 143 MW of existing oil-fired generation and conversion of 322 MW of coal-fired generation to natural gas or #6 oil at Possum Point. Additionally, a new, cleaner 540 MW combined cycle gas unit will be constructed and owned by a third party and operated by Virginia Power under an operating lease. This arrangement has been filed for approval with the Virginia Commission.

Virginia Power received a Notice of Violation (NOV) dated April 24, 2000 from the EPA, alleging that Virginia Power is operating the Mt. Storm Power Station in West Virginia in violation of the Clean Air Act. The NOV alleges that Virginia Power failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. As previously disclosed, Virginia Power has also received notices

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

from the Attorneys General of Connecticut and New York claiming similar violations of the Clean Air Act. The New York Attorney General filed its suit in the federal district court in New York City on July 20, 2000. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities and will vigorously defend against the allegations in the NOV. See Note (K) for further discussion of this matter.

CNG

Competition-Customer Choice

Retail natural gas competition is now common place across several of the states where CNG maintains distribution operations. CNG's natural gas customer choice program will be offered throughout Northeast Ohio by early fall of 2000. Pennsylvania natural gas utility customers are now entering the second year in which they have the opportunity to choose their supplier. Virginia also recently enacted legislation allowing voluntary participation for opening markets for a statewide natural gas choice program.

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Dominion is exposed to market risk because it utilizes financial instruments, derivative financial instruments and derivative commodity instruments. The market risks inherent in these instruments are represented by the potential loss due to adverse changes in commodity prices, equity security prices, interest rates and foreign currency exchange rates as described below. Interest rate risk generally is related to Dominion's outstanding debt as well as its commercial, consumer, and mortgage lending activities. Currency risk exists principally through DEI's investments in Canada and CNG International's investments in Argentina and Australia. Dominion is exposed to equity price risk through various portfolios of equity securities. Commodity price risk is experienced in Dominion Energy and Dominion Exploration & Production. They are exposed to effects of market shifts in the prices they receive and pay for natural gas and electricity.

Dominion uses derivative commodity instruments to hedge electric operations, gas production and procurement operations and as part of its trading activities.

Dominion is also exposed to price risk associated with the nonfinancial assets and liabilities of power production operations, including underlying fuel requirements and natural gas operations.

Dominion uses the sensitivity analysis methodology to disclose the quantitative information for interest rate, commodity price and foreign exchange risks. Sensitivity analysis provides a presentation of the potential loss of future earnings, fair values, or cash flows from market risk sensitive instruments over a selected time period due to one or more hypothetical changes in interest rates, foreign currency exchange rates, commodity prices, or other similar price changes.

Interest Rate Risk - Non-Trading Activities

Dominion manages interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Dominion enters into interest rate sensitive derivatives such as swaps, forwards and futures contracts.

Dominion's sensitivity analysis estimates the impact of a hypothetical change in interest rates on its variable-rate long-term and short-term financial instruments and interest rate-sensitive derivatives. For financial instruments outstanding at June 30, 2000, a hypothetical 10% increase in market rates would decrease annual earnings by approximately $50 million, before applicable income taxes . A similar hypothetical increase in market interest rates, as determined at December 31, 1999, would have resulted in a decrease in annual earnings of $31 million, before applicable income taxes.

DCI, through subsidiaries, retains ownership in the residual classes of the asset-backed securities utilized to sell home equity loans originated and purchased. At June 30, 2000, these assets are classified as available for sale securities on the balance sheet and total $216 million.

Commodity Price Risk - Non-Trading Activities

Dominion Exploration & Production (the post-merger combined oil and gas operations of DEI and CNG) is exposed to the impact of market fluctuations in the sales price received for natural gas and oil. To reduce price risk caused by market fluctuations, Dominion Exploration and Production generally follows a policy of hedging a portion of its natural gas and oil sales commitments by selecting derivative commodity instruments whose historical price fluctuations correlate strongly with those of the production being hedged. Dominion Exploration & Production enters into options, swaps, and collars to mitigate a loss in revenues, should natural gas or oil prices decline in future production periods. Dominion Exploration and Production also mitigates price risk by entering into fixed price sale agreements with physical purchasers of natural gas.

For sensitivity analysis purposes, the fair value of Dominion Exploration & Production's oil and natural gas financial derivative contracts are determined from models which take into account the market prices of oil and natural gas in future periods, the volatility of the market prices in each period, as well as the time value factors of the

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

underlying commitments. In most instances, market prices and volatility are determined from quoted prices on the futures exchange.

Dominion Exploration & Production has determined a hypothetical decrease in fair value for its oil and natural gas financial derivative contracts assuming a 10% unfavorable change in market prices and comparing it to the fair value of the contracts based on market prices at June 30, 2000. This hypothetical 10% change in market prices would have resulted in a decrease in fair value of approximately $48 million as of June 30, 2000. If this sensitivity analysis had been used at December 31, 1999, an unfavorable 10% change in market prices would have resulted in an estimated decrease in the fair value for CNG's and DEI's oil and natural gas financial derivative contracts of $46 million and $9 million, respectively.

The impact of a change in oil and natural gas commodity prices on Dominion Exploration & Production's oil and natural gas derivative financial contracts at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from oil and natural gas financial derivative contracts used for hedging purposes, to the extent realized, should generally be offset by future sales revenue from oil and gas production.

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

Based on the sensitivity analysis methodology discussed previously in this section, Virginia Power has determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at June 30, 2000 and December 31, 1999. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $6 million and $5 million in the fair value of its commodity contracts as of June 30, 2000 and December 31, 1999, respectively.

The sensitivity analysis does not include the price risks associated with utility fuel requirements, including those underlying utility fuel requirements. In the normal course of business, we also face risks that are either nonfinancial or unquantifiable. Such risks principally include credit risk, which is not reflected in the sensitivity analysis above.

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VIRGINIA POWER

On July 20, 2000, the New York Attorney General filed a lawsuit against Virginia Power for alleged violations of the Clean Air Act at one of its plants. The complaint alleges Virginia Power made upgrades at the station without installing appropriate emissions controls. For more detail, see Note (K) to the Consolidated Financial Statements.

CNG

As previously reported, CNG and its directors were served with a purported Class Action Complaint, Civil Action No. 17114-NC, styled Gerold Garfinkel v. Raymond E. Galvin, Paul E. Lego, Margaret A. McKenna, William S. Barrack, Jr., Steven A. Minter, J. W. Connolly, George A. Davidson, Jr., Richard P. Simmons, and Consolidated Natural Gas Company. On or about March 15, 2000, the Parties submitted a Stipulation of Dismissal to the Court. On March 16, 2000, the Court entered a Stipulation of Dismissal Order, ending this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion's Annual Shareholders Meeting was held on April 28, 2000 and the results were reported in Dominion's first quarter March 31, 2000 Form 10-Q, dated May 12, 2000.

ITEM 5. OTHER INFORMATION

THE COMPANY

Acquisition

Dominion has reached an agreement to acquire Millstone Nuclear Power Station located in Waterford, Connecticut. Dominion is acquiring the three-unit station from subsidiaries of Northeast Utilities and other owners for a total purchase price of approximately $1.3 billion, including approximately $1.19 billion for plant assets and $105 million for fuel. The acquisition includes 100% ownership interest in Unit 1 and Unit 2, and a 93.47% ownership interest in Unit 3, for a total of 1,954 Mw of generating capacity. Unit 1 is being decommissioned and is no longer in service. Dominion will assume the decommissioning trusts for the three units and expects the trusts to be adequately funded at the time of the closing. Under current capital market conditions, the Company expects this acquisition to be accretive to earnings by approximately 5 cents per share in the first two full years of ownership.

Dominion plans to finance the acquisition on a short-term basis with a bridge credit facility, to be replaced with the issuance of debt and equity securities and possible asset sales. The acquisition is expected to close by the end of April 2001, following regulatory approvals which include approvals from the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, the Connecticut Department of Public Utility Control and other state public utility commissions where additional owners of minority portions of the station are headquartered.

Asset Divestiture

As previously reported, Dominion is divesting certain non-core assets. We have agreements to sell certain assets of DCI, our financial services company. See Notes (C) and (O) to the Consolidated Financial Statements for a discussion of a special charge of $184 million associated with asset write-downs at DCI.

During the second quarter, Dominion reached an agreement to sell its Argentine natural gas and electricity assets to Sempra Energy International for $145 million. We also agreed to sell our 80 percent interest in a British power station to PowerGen plc. for $80 million. We previously reported the completion of the sale of our Latin American generation businesses for $405 million. The Company's only remaining international interests (excluding Canadian

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION

(CONTINUED)

assets) are in an Australian natural gas transmission company, which will ultimately be divested. See Note (I) to the Consolidated Financial Statements for more detail.

As required by regulatory approvals obtained for the CNG acquisition, we previously announced the sale of our VNG utility for $500 million to $550 million. The Virginia State Corporation Commission recently approved the proposed sale to AGL Resources Inc. See Note (I) to the Consolidated Financial Statements for more detail.

In total, Dominion expects to raise more than $1.5 billion from the divestiture of these assets which will be used to reduce the company's debt.

VIRGINIA POWER

Regulation

Virginia

On May 26, 2000, a final order was issued by the Virginia Commission on the interim rules governing electric and gas retail pilot programs in Virginia.

Virginia Power filed its comments on the Virginia Commission's proposed functional separation rules on June 12, 2000.

For more detail of the above previously reported items, see Future Issues, Virginia Power, Competition - Legislative Initiatives, under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

North Carolina

In April 2000, a study commission, established by the North Carolina General Assembly to explore the future of electric service in North Carolina, developed a proposal to provide full retail competition to North Carolina by January 1, 2006, with a phase-in beginning on January 1, 2005 of up to 50% of each power supplier's customer load. These recommendations were part of a report given to the General Assembly in May 2000. The study commission will recommend to the 2001 General Assembly specific legislative language necessary to accomplish its recommendations including a proposal regarding resolution of certain issues concerning municipal power agency debt.

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION

(CONTINUED)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
4

Senior Indenture, dated June 1, 2000, between Dominion and The Chase Manhattan Bank, as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); and Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference).

10(i)*	Dominion Resources Inc. Incentive Compensation Plan, effective April 28, 2000 (Exhibit 99, Form S-8, Registration Statement, File No. 333-38396, incorporated by reference).
10(ii)*	Dominion Resources, Inc. Leadership Stock Option Plan for Salaried Employees, effective July 1, 2000 (filed herewith).
10(iii)	Purchase and Sale Agreement, dated August 7, 2000, by and among Northeast Nuclear Energy Company, et al and Dominion Resources, Inc. (filed herewith).
11	Statement re: Computation of per share earnings (included in this Form 10-Q on page 3)
27	Financial Date Schedule (filed herewith)
_____________________ * Indicates management contract or compensatory plan or arrangement.
(b) Reports on Form 8-K
1.	Dominion filed a Form 8-K, dated June 21, 2000, relating to the sale of $700 million of its Series A Senior Notes.
2.	Dominion filed a Form 8-K, dated July 11, 2000, relating to the total sale of $1.1 billion of its Series B ($700 million) and Series C ($400 million) Senior Notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

August 14, 2000	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)