Form 10-Q
period 2000-09-30
DOMINION RESOURCES INC /VA/
filed 2000-11-14
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000

or

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

Yes X No _____

At October 31, 2000 the latest practicable date for determination, 239,133,620 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Nine Months Ended September 30, 2000 and 1999	3
	Consolidated Balance Sheets - September 30, 2000 and December 31, 1999	4-5
	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999	6
	Consolidated Statements of Changes in Other Comprehensive Income - Three and Nine Months Ended September 30, 2000 and 1999	7
	Notes to Consolidated Financial Statements	8-25
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41-42
	PART II. Other Information
Item 1.	Legal Proceedings	43
Item 5.	Other Information	43
Item 6.	Exhibits and Reports on Form 8-K	46

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
(Millions, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999 As Restated (Note E)	2000	1999 As Restated (Note E)
Revenues	$2,351	$1,663	$6,479	$4,271
Operating expenses:
Fuel, net	310	321	819	788
Purchased power capacity, net	184	196	558	604
Purchased gas	233		720
Liquids, pipeline capacity and other products purchased	78		217
Restructuring and other acquisition-related costs	20		411
Other operation and maintenance	447	375	1,423	995
Depreciation, depletion and amortization	298	187	846	534
Other	115	92	321	236
	1,685	1,171	5,315	3,157
Operating income	666	492	1,164	1,114
Other income	26	19	63	59
	692	511	1,227	1,173
Fixed charges:
Interest charges, net	263	132	710	372
Preferred dividends and distributions of subsidiary trusts	17	17	51	50
	280	149	761	422
Income before income taxes, minority interests, cumulative effect of a change in accounting principle and extraordinary item	412	362	466	751
Provision for income taxes	151	123	155	243
Minority interests	1	4	2	15
Income before extraordinary item and cumulative effect of a change in accounting principle	260	235	309	493
Extraordinary item, net of tax				(255)
Cumulative effect on prior years of changing the method of accounting for pension costs			21
Net income	$ 260	$ 235	$ 330	$ 238
Average shares of common stock - basic	238.1	191.4	233.1	192.3
Basic earnings per share:
Income before extraordinary item and cumulative effect of a change in accounting principle	$ 1.09	$ 1.23	$ 1.33	$ 2.56
Extraordinary Item				(1.32)
Cumulative effect on prior years of changing the method of accounting for pension costs			0.09
Net income	$ 1.09	$ 1.23	$ 1.42	$ 1.24
Average shares of common stock - diluted	239.5	191.4	234.5	192.3
Diluted earnings per share:
Income before extraordinary item and cumulative effect of a change in accounting principle	$ 1.09	$ 1.23	$ 1.32	$ 2.56
Extraordinary Item				(1.32)
Cumulative effect on prior years of changing the method of accounting for pension costs			0.09
Net income	$ 1.09	$ 1.23	$ 1.41	$ 1.24
Dividends paid per common share	$ 0.645	$ 0.645	$ 1.935	$ 1.935

_________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

September 30,		December 31,
2000 (Unaudited)		1999* As Restated (Note E)
	(Millions)
Current assets:
Cash and cash equivalents	$ 438	$ 280
Customer accounts receivable, net	1,243	664
Other accounts receivable	560	269
Materials and supplies	470	254
Mortgage loans in warehouse	156	119
Commodity contract assets	1,108	362
Unrecovered gas costs	129
Net assets held for sale	700
Broker margin deposits	278	36
Prepayments	134	154
Other	175	39
	5,391	2,177
Investments:
Investments in affiliates	381	433
Available-for-sale securities	443	512
Nuclear decommissioning trust funds	910	818
Loans receivable, net	1,939	2,049
Investments in real estate	70	86
Other	123	334
	3,866	4,232

Property, plant and equipment:
Property, plant and equipment	27,957	18,703
Acquisition adjustment	3,519
Total property, plant and equipment	31,476	18,703
Less accumulated depreciation, depletion and amortization	13,368	7,906
	18,108	10,797
Deferred charges and other assets:
Regulatory assets	503	221
Goodwill	58	132
Prepaid pension costs	1,377
Other	519	221
	2,457	574

Total assets	$29,822	$17,780

__________________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 1999 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2000 Unaudited	December 31, 1999* As Restated (Note E)
	(Millions)
Current liabilities:
Securities due within one year	$333	$536
Short-term debt	3,613	870
Accounts payable, trade	1,430	711
Accrued interest	188	121
Accrued payroll	103	93
Accrued taxes	297	89
Commodity contract liabilities	845	347
Other	456	232
	7,265	2,999

Long-term debt:
Nonrecourse - nonutility	2,958	2,738
Other	8,364	4,198
	11,322	6,936
Deferred credits and other liabilities:
Deferred income taxes	2,720	1,710
Investment tax credits	152	146
Other	778	222
	3,650	2,078

Total liabilities	22,237	12,013

Minority interest	5	99

Commitments and contingencies (Note K)
Company obligated mandatory redeemable preferred securities **	385	385
Virginia Power preferred stock not subject to mandatory redemption	509	509
Common shareholders' equity:
Common stock - no par	5,593	3,561
Retained earnings	1,081	1,212
Other paid in capital	16	16
Accumulated other comprehensive income	(4)	__(15)
	6,686	4,774
Total liabilities & shareholders' equity	$29,822	$17,780

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

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2000	1999 As Restated (Note E)
	(Millions)
Cash flows from (used in) operating activities:
Net income	$330	$238
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	924	594
Extraordinary item, net of income taxes		255
Restructuring and other merger-related costs	120
DCI impairments and re-valuations	291
Changes in assets and liabilities:
Accounts receivable	(110)	(77)
Materials and supplies	(182)	(15)
Proceeds from sales and principal collections of mortgage loans	3,177	1,605
Purchases and originations of mortgage loans	(3,215)	(1,777)
Accrued interest and taxes	147	37
Broker margin deposits	(233)	(45)
Accounts payable, trade	337	72
Other	(298)	(52)
Net cash flows from operating activities	1,288	835
Cash flows from (used in) financing activities:
Issuance of common stock	139
Repurchase of common stock	(1,642)	(159)
Issuance of long-term debt	6,741	4,243
Issuance of short-term debt	1,989	408
Repayment of long-term debt	(3,985)	(3,618)
Common dividend payments	(507)	(372)
Other	3	(37)
Net cash flows from financing activities	2,738	465
Cash flows from (used in) investing activities:
Utility capital expenditures	(487)	(581)
Oil and gas properties and equipment	(608)	(43)
Nonutility capital expenditures	(82)	(71)
Loan originations	(1,794)	(1,819)
Repayment of loan originations	1,871	1,526
Acquisition of businesses	(2,779)	(167)
Purchase of securities	(185)	(102)
Proceeds from sale of businesses	160
Proceeds from sale of securities	154	122
Other	(118)	(234)

Net cash flows used in investing activities	(3,868)	(1,369)
Increase (decrease) in cash and cash equivalents	158	(69)
Cash and cash equivalents at beginning of period	280	426
Cash and cash equivalents at end of period	$ 438	$ 357

Noncash transactions from investing and financing activities:

Noncash (stock issuance) portion of CNG acquisition $3,527

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2000	1999	2000	1999
	(Millions)		(Millions)
Other Comprehensive Income:

Unrealized gains (losses) on investment securities:
Pre-tax		$(12)	$15	$(5)
Tax	$ (2)	4	6
Net of tax	2	(8)	9	(5)
Foreign currency translation adjustments	7	(8)	2	(10)
Increase (decrease) in other comprehensive income	9	(16)	11	(15)
Accumulated other comprehensive income at beginning of period	(13)	(19)	(15)	(20)
Accumulated other comprehensive income at end of period	$(4)	$(35)	$(4)	$(35)

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

The Company's other major subsidiaries are Dominion Energy, Inc. (DEI) and Dominion Capital, Inc. (DCI). DEI is engaged in independent power production and the acquisition and production of natural gas and oil reserves. In Canada, DEI is engaged in natural gas exploration, production and storage. DCI is Dominion's financial services subsidiary. DCI's primary business is financial services which includes commercial lending, merchant banking and residential mortgage lending. See Note (O) for a discussion of management's strategy to exit and windup DCI's businesses as ordered by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (1935 Act).

GENERAL

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999.

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

Under Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, Dominion's computation of diluted earnings per share for the nine months ended September 30, 2000 resulted in a $0.01 decrease in earnings per share when compared to the calculation of basic earnings per share. This reduction is due to the inclusion in the calculation of diluted earnings per share of 1.4 million stock options to purchase common shares. The computation did not include the 8.5 million of stock options to purchase common shares because they are antidilutive. These options were granted to employees of Dominion and its affiliates as part of the Dominion Incentive Compensation Plan.

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

  Corby Power (UK) operations, prior to its sale on September 29, 2000,

  intercompany eliminations,

  restructuring and acquisition related costs (see Note (C)),

  extraordinary item recorded in the first quarter of 1999(see Note (D)),

  cumulative effect of a change in the method of accounting for pension costs (see Note (E)); and

  impairment and re-valuation of DCI's assets (see Note (O)).

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

The allocation of the purchase price has been assigned to assets and liabilities acquired based on the estimated fair value of those assets and liabilities as of the date of the acquisition. Such allocation was based on the Company's evaluations. The excess of the purchase price over the fair value of CNG's operations not subject to cost-based rate regulation and the historical carrying value of CNG's operations subject to cost of service rate regulation resulted in an acquisition adjustment of $3.5 billion. The acquisition adjustment is being amortized on a straight-line basis over the weighted average useful lives of CNG's gas utility plant and equipment, a period approximating 40 years. As of September 30, 2000, $57 million of amortization associated with the acquisition adjustment had been recognized. The results of operations of CNG for the period January 28, 2000 through September 30, 2000 are included in the accompanying consolidated financial statements.

The allocation of the purchase price provided for the estimated amounts expected to be realized from the sale of Virginia Natural Gas (VNG) and CNG International, which are classified as Net Assets Held for Sale at September 30, 2000. See Note (I) to Consolidated Financial Statements. In addition, the allocation of the purchase price provides for recognition of liabilities associated with change in control payments triggered by the acquisition of CNG under certain employment contracts ($31 million) and seismic licensing agreements ($26 million).

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

The following unaudited pro forma combined results of operations for the nine months ended September 30, 2000 and 1999 have been prepared assuming the acquisition of CNG had occurred at the beginning of each period. The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results of operations of the combined companies.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)
(millions, except per share amounts)	Nine Months Ended September 30, 2000		Nine Months Ended September 30, 1999
	As Reported	Pro Forma	As Reported	Pro Forma
Consolidated Results
Revenues	$6,479	$6,846	$4,271	$6,248
Income before extraordinary item and cumulative effect of a change in accounting principle	309	339	493	385
Net income (loss)	330	360	238	130
Earnings per share - basic: Income before extraordinary item and cumulative effect of a change in accounting principle	1.33	1.43	2.56	1.61
Net Income (loss)	1.42	1.52	1.24	0.54
Average Shares - Basic	233.1	238.1	192.3	238.4
Earnings per share - diluted: Income before extraordinary item and cumulative effect of a change in accounting principle	1.32	1.42	2.56	1.61
Net Income (loss)	1.41	1.51	1.24	0.54
Average Shares - Diluted	234.5	239.6	192.3	238.4

(C) RESTRUCTURING

General

During the first quarter of 2000, Dominion acquired CNG. As a result of the CNG acquisition and Dominion's desire to focus its businesses in the MAIN to Maine area of the United States, Dominion is divesting certain businesses. In addition, Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. The restructuring plan includes the following components:

  an involuntary severance program;

  a transition plan to implement operational changes to provide efficiencies, including the consolidation of post-CNG acquisition operations and the integration of information technology systems; and

  a voluntary early retirement program (the ERP).

For the three and nine month periods ended September 30, 2000, Dominion recognized $20 million and $411 million, respectively, of restructuring and other acquisition-related costs as discussed below.

Restructuring Liability Recognized At September 30, 2000

Dominion established a comprehensive involuntary severance package for salaried employees whose positions will be eliminated. Severance payments are based on the individual's base salary and years-of-service at the time of termination. In addition, severance payments are being provided to employees at DCI (and certain subsidiaries of DCI) who are terminated as part of Dominion's implementation of its strategy to exit certain businesses of DCI (see Note (O)). Under the restructuring plans, approximately 770 employee positions at Dominion and its subsidiaries have been identified for elimination. In the first quarter of 2000, the Company recorded an estimated expense of $68 million associated with the planned involuntary terminations. Through September 30, 2000, the estimated expense and related liability were reduced by $20 million. This revision resulted primarily from 1) reduced severance benefits for employees also receiving benefits under the ERP and 2) terminated employees having less years of service and lower monthly base pay than originally

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

estimated. This revision was offset in part by the recognition of an $11 million expense and liability related to the elimination of approximately 60 employee positions at DCI and its subsidiaries during the second quarter and third quarter of 2000. At September 30, 2000, approximately 600 positions had been eliminated, and approximately $24 million of severance benefits had been paid.

A reconciliation of the severance liability for the third quarter and nine months ended September 30, 2000 follows:
(millions)	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000
Beginning balance	$38
Amounts accrued	5	$79
Increase (decrease) in estimates	1	(20)
Amounts paid	(9)	(24)
Ending Balance	$35	$35

Other Restructuring and Acquisition-related Costs

During the first quarter of 2000, Dominion implemented a new hedging strategy for its combined operations. Under its new strategy, Dominion created an enterprise risk management group with responsibility for managing Dominion's aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. Previously, individual business segments managed their respective energy portfolios and related price risk exposure on a stand-alone basis. Dominion management believes this new structure should result in a more effective risk management with the objective of maximizing the value of Dominion's diversified energy portfolio and market opportunities.

As part of the implementation of the new strategy, management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required a change to mark-to-market accounting where derivative contracts are carried at fair value in the balance sheet with any future unrealized gains and losses included in the determination of net income. In addition, CNG entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. Up to the date that the offsetting contracts were entered into, the mark-to-market accounting for the original portfolio resulted in a loss of approximately $55 million for the three months ended March 31, 2000. Due to these offsetting contracts, absent any not yet identified future losses from credit risk exposure, no additional material losses are expected t be realized as these derivative contracts mature through 2003. See Note (N) for further discussion.

Early Retirement Program

On January 28, 2000, Dominion announced an early retirement program. This program is a voluntary program for all salaried employees of Dominion, excluding officers and employees of DCI, VNG and CNG International. The early retirement option provides up to three additional years of age and three additional years of employee service for benefit formula purposes, subject to age and service maximums under the companies' postretirement medical and pension plans. Qualifying salaried employees and employees covered by several collective bargaining agreements of CNG and its participating subsidiaries who had attained age 52 and completed at least 12 years of service as of July 1, 2000 were eligible under the ERP. For Dominion's other participating subsidiaries, qualifying employees who had attained age 52 and completed at least 5 years of service as of July 1, 2000 were eligible under the ERP.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

DCI Restructuring

As a result of the CNG acquisition, Dominion is a registered public utility holding company. Certain restrictions are imposed on the operations of registered holding company systems. One such restriction limits the ability of a registered holding company to engage in activities unrelated to its utility operations. Consequently, as part of the SEC order approving the acquisition, Dominion must divest itself of DCI, its financial services businesses. Although a formal plan for divestiture has not been adopted, the SEC allowed three years to complete the divestiture.

During the second quarter, management adopted a strategy to exit certain businesses of DCI and to de-emphasize the remaining components of the businesses that are expected to be retained or possibly held only as long as necessary to wind up affairs. At this time, the Company does not have a formal plan of disposal for substantive portions of the DCI segment and does not expect to dispose of all such portions of the business within one year. Under this strategy, DCI reevaluated certain assets and businesses during the second quarter of 2000 and impairment losses were recognized. In the third quarter, management has continued to monitor and evaluate its investments in its financial services and real estate businesses as DCI sells portions of its financial services and real estate businesses. As of September 30, 2000, Dominion has recognized impairment losses of $291 million, of which $172 million was determined to be attributable to Dominion's exit strategy rather than other factors and included in Restructuring and Other Acquisition-Related Costs. These charges, net of related income taxes of $105 million, reduced net income by $186 million for the nine months ended September 30, 2000. For additional information, see Note (O).

As the planned exit strategies at DCI are implemented, additional charges may be incurred to reflect updated information.

Divestitures

As a result of the CNG acquisition and Dominion's desire to focus its businesses in the MAIN to Maine area of the United States, Dominion is divesting itself of Corby Power Limited, VNG and CNG International. On September 29, 2000, Dominion completed the sale of its 80% interest in Corby Power Limited (Corby) to PowerGen plc. for 52.5 million pounds sterling ($73 million at September 30, 2000). Corby Power Limited is the owner of a 350-megawatt natural gas-fired facility about 90 miles north of London, England. The sale of Corby resulted in an after-tax gain of $13 million ($0.05 per share). For more information on the divestitures of VNG and CNG International, see Note (I) and (P).

Other

Restructuring and Other Acquisition-related Costs during the three and nine month periods ended September 30, 2000 also included other costs of $24 million and $47 million, respectively. Such costs included amounts paid to employees to retain their services during the post-merger transition period, amounts payable under certain employee contracts and information technology systems and operations integration costs. The information technology costs included excess amortization expense attributable to shortening the useful lives of capitalized software being impacted by systems integration.

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

(E) ACCOUNTING CHANGES

Accounting for Pension Cost

During the quarter ended September 30, 2000, Dominion adopted a company-wide method of calculating the market related value of plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. Under the new method, the market related value of plan assets would reflect the difference between actual investment returns and expected investment returns evenly over a four-year period. Prior to Dominion's acquisition of CNG, each company used different methods to determine the "calculated value" of market related value of plan assets. The previous Dominion method recognized interest, dividends and realized gains immediately and deferred unrealized gains and losses evenly over a five-year period. The former CNG method calculated the market related value of plan assets as the average of market values at the end of each of the preceding four years, with appropriate adjustments for receipts, disbursements, and investment income during the period. Dominion believes that the new method is preferable to continuing to use either or both of the former methods as the new method enhances the predictability of expected return on plan assets, provides consistent treatment of all investment gains and losses, and results in calculated market related plan asset values that are closer to market value as compared to values calculated under the previous methods.

The $21 million cumulative effect of the change on prior years (net of taxes of $12 million) is included in income of the nine months ended September 30, 2000. The effect of the change on the quarter ended September 30, 2000 was to increase net income $7 million ($0.03 per share-basic and diluted); the effect of the change on the nine-months ended September 30, 2000 was to increase income before cumulative effect of a change in accounting principle $17 million million ($0.07 per share-basic and diluted) and net income $38 million ($0.16 per share-basic and diluted).

Retroactive application of the new method, on a pro forma basis, would not have materially changed Dominion's net income for the three months and nine months ended September 30, 1999.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The effect of this change on the quarters ended March 31, 2000 and June 30, 2000 is as follows:
	Quarter Ended
	March 31, 2000	June 30, 2000
	(millions)
Net income(loss) - as reported	$ 141	$ (106)
Effect of change to new method	4	7
Income before cumulative effect of change in accounting principle	145	(99)
Cumulative effect of change in accounting principle	21	-
Net income - as restated	$ 166	$ (99)

Per share amounts (basic and fully diluted)
Net income (loss) - as originally reported	$ .63	$ (.45)
Effect of change to new method	.02	.03
Income before cumulative effect of change in accounting principle	.65	(.42)
Cumulative effect of change in accounting principle	.09	-
Net income - as restated	$ .74	$ (.42)

Accounting for Oil and Gas Activities

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The balances of retained earnings for 1999 and 2000 have been restated for the effect (net of income taxes) of applying retroactively the new method of accounting.

(F) COMMON STOCK

At September 30, 2000, there were 500,000,000 shares of Dominion common stock authorized of which 238,885,511 were issued and outstanding. Common shares issued and purchased during the referenced periods were as follows:
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2000	1999	2000	1999

Dominion Direct	437,284		437,284
Employee Savings and Incentive Plans	637,013		637,013
Stock Issued to CNG Shareholders			87,449,202
Stock Exchanged for Cash-Reorganization			(32,893,919)
Stock Repurchase		(1,097,000)	(4,904,845)	(3,715,700)
Other	(832)		1,841,131	140,139
Total Shares Issued (Purchased)	1,073,465	(1,097,000)	52,565,866	(3,575,561)

Immediately before the CNG acquisition, Dominion concluded a reorganization in which approximately 33 million shares of Dominion common stock were exchanged for cash. In connection with the acquisition of CNG, Dominion issued approximately 87 million shares of common stock to CNG shareholders.

(G) PREFERRED STOCK

Dominion is authorized to issue up to 20 million shares of preferred stock; however, no such shares are issued and outstanding.

As of September 30, 2000, Virginia Power's total number of authorized shares for all preferred stock (whether or not subject to mandatory redemption) was 10 million shares. There were 5.1 million issued and outstanding shares of preferred stock not subject to mandatory redemption. During the nine months ended September 30, 2000, Virginia Power redeemed all 1.8 million issued and outstanding shares of preferred stock subject to mandatory redemption.

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

(I) NET ASSETS HELD FOR SALE

At September 30, 2000, the Company's net assets held for sale account includes management's estimate of the proceeds expected to be realized from the dispositions of VNG and CNG International.

CNG is required to spin-off or sell VNG pursuant to conditions set forth by the Virginia State Corporation Commission (Virginia Commission) and Federal Trade Commission in connection with their approval of the acquisition of CNG by Dominion. On May 8, 2000, Dominion and CNG reached an agreement with AGL Resources Inc. (AGL) regarding the sale of VNG. At September 30, 2000, the Company's Net Assets Held For Sale included the net assets of VNG of $471 million. On October 6, 2000, the Company completed the sale of VNG to AGL Resources Inc. Cash proceeds from the sale amounted to $533 million. After considering taxes, no gain or loss will be recognized as a result of the sale.

As mentioned above, the Company's net assets held for sale also include the net assets of CNG International of $229 million. CNG International engages in energy-related activities outside of the United States and holds equity investments in Australia and Argentina. After Dominion acquired CNG in the first quarter of 2000, CNG committed to a plan to sell CNG International within a one year period ending during the first quarter of 2001 as part of the combined company's focus on the United States oil and gas markets.

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

On July 7, 2000, Sempra Energy International, a subsidiary of Sempra Energy, agreed to purchase CNG International's Argentine assets for $145 million. On October 12, 2000, CNG International completed the sale of its Argentine assets to Sempra Energy International for $145 million in cash. After considering taxes, no gain or loss will be recognized as a result of the sale.

Approximately $1 million representing VNG and CNG International's net income during the period January 28, 2000 through September 30, 2000 has been excluded from Dominion's net income and included in the determination of net assets held for sale. In addition, net assets held for sale include approximately $32 million associated with interest capitalized during the post-acquisition holding period.

(J) RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 138 addresses a limited number of SFAS No. 133 implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The Company holds some commodity contracts for trading purposes that are already subject to fair value accounting under Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. After reviewing other contracts being used by the Company, management has determined that certain other contracts will be subject to fair value accounting under SFAS No. 133. A substantial portion of these contracts is used by Dominion in its production and delivery of energy to its customers and involves various hedging strategies. The Company is currently documenting these hedging strategies and assessing effectiveness thereof in anticipation of implementation of the standard. The Company expects any ineffectiveness related to its hedging strategies to primarily result from the time value component of certain options as well as from basis risks that may not be hedged. In addition to these commodity contracts, Dominion uses interest rate swaps to manage its cost of capital.

In light of the additional contracts that will be subject to fair value accounting, Dominion will report a cumulative effect of a change in accounting principle in the first quarter of 2001. The effect of implementation will be to adjust stockholders' equity through other comprehensive income for effective cash flow hedging strategies and the remaining impact will affect earnings. Dominion has not estimated the impact that will result from the adoption of SFAS No. 133, but believes it could be material, depending primarily on (1) market prices at January 1, 2001; (2) changes in the population of affected contracts between the date of this report and January 1, 2001; and (3) resolution of certain industry issues, including treatment of certain power purchase contracts, which may involve further interpretation by the Derivatives Implementation Group, a group sponsored by the FASB.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the standards for accounting and disclosure of securitizations and other transfers of financial assets and extinguishments of liabilities. With certain exceptions, the standard will be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has not yet determined the impact resulting from the adoption of this new standard.

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

Virginia Power generally seeks to recover its costs associated with environmental remediation from third party insurers. At September 30, 2000, any pending or possible claims were not recognized as an asset or offset against such obligations.

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

Virginia Power received a Notice of Violation (NOV) dated April 24, 2000 from the EPA, alleging that Virginia Power is operating its Mt. Storm Power Station in West Virginia in violation of the Clean Air Act. The NOV alleges that Virginia Power failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities. Currently, Virginia Power is in discussions with the EPA concerning the implementation of certain additional environmental controls at Virginia Power's coal-fired generating stations in connection with the resolution of various Clean Air Act matters.

In July 2000, the Attorney General of New York filed a suit against Virginia Power alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. The suit questions whether modifications were properly permitted under the Clean Air Act and allege that emissions have contributed to damage to public health and the environment in the Northeast. Virginia Power has also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit against Virginia Power for similar violations.

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The Pennsylvania Department of Environmental Protection (PDEP) has proposed a penalty of $380,000 related to a hydrocarbon spill in February 1998 at a Dominion Transmission (formerly CNG Transmission) facility in Aliquippa, Beaver County, Pennsylvania. Dominion Transmission will settle the matter by contributing $280,000 to a Supplemental Environmental

Program (SEP) and $100,000 directly to the DEP. Under the SEP, several environmental programs will be undertaken which will benefit the Conservation District of Beaver County, Pennsylvania.

OTHER

Dominion

Dominion has issued guarantees to various third party creditors in relation to the repayment of debt by certain of its subsidiaries. At September 30, 2000, Dominion had issued $1.8 billion of guarantees, and the subsidiaries' debt subject to such guarantees totaled $1.3 billion.

DEI and CNG

Under agreements associated with certain energy venture subsidiaries of DEI and CNG, these subsidiaries may be required to fund future operations of these investments, if operating cash flow is insufficient.

DCI

As of September 30, 2000, DCI had commitments to fund loans of approximately $599 million.

For additional information regarding Contingencies, see Note (Q) to the Notes to the Consolidated Financial Statements included in Dominion's Annual Report on Form 10-K for the year ended December 31, 1999.

(L) LONG-TERM DEBT AND LINES OF CREDIT

Dominion and its subsidiaries have credit agreements with various expiration dates and pay fees in connection with these credit agreements. These agreements provide for maximum borrowings of $7.3 billion at September 30, 2000. At September 30, 2000, $1.7 billion was borrowed under such agreements. The credit agreements also supported $3.1 billion of commercial paper at September 30, 2000. A total of $2.8 billion of the commercial paper was classified as short-term at September 30, 2000. A total of $300 million of commercial paper was classified as long-term at September 30, 2000 due to support by credit agreements that have expiration dates extending beyond one year. These borrowings are used primarily to fund the interim financing of the CNG acquisition and operational needs at Dominion and its subsidiaries.

In June 2000, Dominion established a $1.75 billion credit facility that supports the combined commercial paper programs of CNG, Virginia Power and Dominion. This new facility, which is included in the agreements referred to in the paragraph above, replaced:

  $300 million Dominion Second Amended and Restated Short Term Credit Agreement;

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

In July 2000, Dominion issued an additional $1.1 billion in long-term debt. The issuance consisted of $700 million of five-year notes and $400 million of three-year notes. The interest rates for the five-year notes and three-year notes are fixed at 7.625% and 7.60%, respectively. The proceeds from the issuance were used to retire a portion of the short-term debt used to finance the acquisition of CNG.

In August 2000, DCI obtained a $900 million variable rate term loan funded by a bank group arranged by Bank of America, N.A. The proceeds of the loan were used to retire the following debt:

  $400 million multi-year revolver and applicable letters of credit were terminated and the outstanding balance of $300 million repaid;
  $400 million DCI commercial paper program was terminated and the outstanding balance of $346 million repaid;
  $100 million Rincon commercial paper program was terminated and the outstanding balance of $64 million was repaid; and
  approximately $190 million of intercompany debt with Dominion was repaid.

In September 2000, Dominion issued three tranches of remarketable notes. The three tranches consist of:

  $200 million, 7.40% fixed rate, Series D Notes, with a remarketing date of September 16, 2002 and maturity date of September 16, 2012;
  $250 million, 7.82% fixed rate, Series E Notes, with a remarketing date of September 15, 2004 and a maturity date of September 15, 2014; and
  $250 million, variable rate, Series F Notes, with a remarketing date of September 16, 2002, and a maturity date of September 16, 2012.

In October, Dominion entered into a swap agreement to synthetically convert $125 million of the Series F Notes to a 7.1% fixed rate through September 16, 2002. Dominion used the proceeds from the sale of the Remarketable Notes to refinance a portion of its outstanding short-term debt issued in connection with the acquisition of CNG, including commercial paper.

In September, 2000, Virginia Power issued through the Industrial Development Authority of the Town of Louisa, Virginia $30 million of Tax Exempt Pollution Control Revenue Bonds due September 1, 2030. The net proceeds of the bonds were used to finance qualifying expenditures made by Virginia Power during the construction of facilities at its North Anna Power Station.

Subsequent Event

In October 2000, the Company issued $412.5 million of Premium Income Equity Securities (registered trademark of Lehman Brothers, Inc.). Each Premium Income Equity Security consists of a stock purchase contract and a senior note issued by Dominion. The stock purchase contract will obligate the holder to purchase from Dominion shares of Dominion common stock, no later than November 10, 2004. The senior note will have a principal amount of $50. The holder will pledge the senior note to secure the holder's obligation to purchase the common shares under the related stock purchase contract. Dominion used the net proceeds from the sale of the Premium Income Equity Securities for general corporate purposes, including the repayment of debt.

(M) BUSINESS SEGMENTS

Dominion manages its operations along three primary business lines, Dominion Delivery, Dominion Energy and Dominion Exploration & Production. The Company also manages the following as business segments:

  The financial services businesses of DCI and
  Corporate Operations.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

See Segment Reporting in Note (A) for a description of these business segments. Business segment financial information follows for the three month and nine month periods ended September 30, 2000 and 1999:

	Dominion Delivery	Dominion Energy	Dominion Exploration & Production	DCI	Corporate Operations	Consolidated Total
(millions, except total assets)

Three Months Ended September 30,

2000

Revenues	$538	$1,353	$367	$131	$(38)	$2,351
Net income (loss)	$88	$208	$69	$3	$(108)	$260
Total assets at September 30, (billions)	$7.6	$10.2	$3.5	$3.3	$5.2	$29.8

1999

Revenues	$355	$1,139	$67	$92	$10	$1,663
Net income (loss)	$63	$157	$15	$7	$(7)	$235
Total assets at December 31, (billions)	$4.6	$7.8	$1.2	$3.6	$0.6	$17.8

Nine Months Ended September 30,

2000

Revenues	$1,771	$3,492	$946	$347	$(77)	$6,479
Net income (loss)	$260	$412	$185	$12	$(539)	$330

1999

Revenues	$906	$2,845	$179	$320	$21	$4,271
Net income (loss)	$151	$272	$37	$43	$(265)	$238

(N) Risk Management - Oil and Gas Operations

Dominion has implemented a new hedging strategy for its combined operations. Under its new strategy, Dominion created an enterprise risk management group with responsibility for managing Dominion's aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. Previously, individual business segments managed their respective energy portfolios and related price risk exposure on a stand-alone basis. Dominion management believes this new structure should result in a more effective risk management approach with the objective of maximizing the value of Dominion's diversified energy portfolio and market opportunities.

As part of the implementation of the new strategy, management evaluated CNG's hedging strategy associated with its oil and gas operations in relation to Dominion's combined operations. As a result of the evaluation, CNG designated its portfolio of derivative contracts that existed at January 28, 2000 as held for purposes other than hedging for accounting purposes. This action required a change to mark-to-market accounting where derivative contracts are

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

carried at fair value in the balance sheet with any future unrealized gains and losses included in the determination of net income. In addition, CNG entered into "offsetting" contracts for those contracts in the January 28, 2000 portfolio that would not be settled during the first quarter of 2000. Up to the date that the offsetting contracts were entered into, the mark-to-market accounting for the original portfolio resulted in a loss of approximately $55 million for the three months ended March 31, 2000. Such loss is included in Restructuring and Other Acquisition-related Costs. Due to the offsetting contracts, absent any not yet identified future losses from credit risk exposure, no additional material losses are expected to result as these derivative contracts mature through 2003. Related to these contracts, a liability representing future contract settlements of approximately $56 million is reported in Deferred Credits and Other Liabilities - Other at September 30, 2000.

During the first quarter of 2000, Dominion and its subsidiaries began the implementation of the new hedging strategy by building new portfolios of derivative contracts and designating them as hedges. Any losses ultimately realized on the hedging portfolio should generally be offset by future sales revenue from oil and gas production.

(O) Dominion Capital or DCI - IMPAIRMENT OF ASSETS

Dominion Capital or DCI is a diversified financial services company. Its principal subsidiaries are:

  First Source Financial, LLP (First Source), a provider of financial services to middle market companies;
  First Dominion Capital LLC, (First Dominion Capital) an integrated merchant banking and asset management business;
  Saxon Mortgage, Inc. and its affiliates (Saxon), are involved in the origination, purchase and servicing of single-family residential mortgage loans; and
  Dominion Lands, a developer of real estate projects.

With the acquisition of CNG, Dominion became a registered public utility holding company subject to the requirements of the Public Utility Holding Company Act of 1935. One such requirement restricts investment in non-regulated businesses (not functionally related to the public utility business). As a result, the Securities and Exchange Commission (SEC) order authorizing the CNG acquisition required divestiture of DCI's financial services businesses within three years. As of September 30, 2000, no formal plan of divestiture had been adopted, but Dominion had begun to identify exit strategies for certain DCI businesses.

During the second quarter, management began the process to develop a strategy to exit certain businesses of DCI and to de-emphasize the remaining components of the businesses that are expected to be retained or possibly held only as long as necessary to wind up affairs. However, the Company does not have a formal plan of disposal for substantive portions of the DCI segment and does not expect to dispose of all such portions of the business within one year.

After considering the factors underlying the exit strategies and reevaluations discussed below, Dominion recorded $172 million and $119 million in Restructuring and Other Acquisition-related Costs and Other Operation and Maintenance Expenses, respectively, in the Consolidated Statements of Income. These amounts were recorded and derived from:

  a $106 million impairment at Saxon concerning its interest-only residual assets and servicing assets;

  additional provisions of $36 million for loan losses applicable to the loans receivable at First Source and First Dominion Capital;

  a $46 million loss in value in venture capital equity and other equity investments at First Source and First Dominion Capital;

  a $49 million impairment loss related to its investment in First Source; and

  a $54 million impairment was recorded with respect to certain real estate projects managed and held by Dominion Lands.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

On September 27, 2000, Dominion Capital sold First Dominion Capital's asset management division to DLJ Asset Management, Inc. Dominion Capital received approximately $10 million in cash after certain fees were paid.

On October 6, 2000, Dominion Capital announced that it plans to sell to GE Capital Commercial Finance $948 million in commercial loan commitments held in First Source's loan portfolio. The transaction is expected to settle in a series of closings which began in mid-October and are expected to be completed in the fourth quarter of 2000. Dominion Capital expects to receive proceeds of $679 million resulting in no material gain or loss on the transaction.

On October 11, 2000, Dominion Capital securitized $716 million of commercial loan commitments held by First Source and First Dominion Capital in a collateralized loan obligation (CLO) transaction. In the securitization, the loans were sold to an unconsolidated special purpose loan securitization trust, First Source Loan Obligations Trust, in exchange for cash proceeds of $570 million. In addition, Dominion Capital holds a $76 million investment in the subordinated debt of the CLO. First Source will manage the financial assets of the CLO. Under SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the transfer is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange.

Dominion Capital expects to close on another CLO in the first quarter of 2001. It will consist of $477 million of the remaining First Source and First Dominion Capital loan commitments.

Dominion's exit strategy for Dominion Lands, DCI's real estate development and management business, is to minimize resources committed to the winding down and exiting of these projects. In addition, Dominion Lands has been directed to actively seek and consider offers that would expedite Dominion's exit from these projects. In August 2000, Dominion Lands' interest in Chesterfield Lands Associates was sold to a real estate developer. Dominion Lands received approximately $8 million as proceeds from the sale.

As a result of the sale of First Dominion Capital's asset management division, the sale of a portion of First Source's loan portfolio to GE Capital Commercial Finance and the collateralization of First Source's and First Dominion Capital's loan portfolio, Dominion reevaluated the provision for loan losses and has determined that it is sufficient.

(P) SUBSEQUENT EVENTS

Divestitures

On October 6, 2000, Dominion completed the sale of VNG to AGL Resources Inc. Cash proceeds from the sale amounted to $533 million. Dominion was required to spin-off or sell VNG pursuant to conditions set forth by the Virginia Commission and Federal Trade Commission in connection with their approval of the acquisition of CNG by Dominion.

After Dominion acquired CNG in the first quarter of 2000, CNG committed to a plan to sell CNG International within a one year period ending during the first quarter of 2001 as part of its desire to focus on the United States oil and gas markets. On July 7, 2000, Sempra Energy International, a subsidiary of Sempra Energy, agreed to purchase CNG International's Argentine assets for $145 million. On October 12, 2000, CNG International completed the sale of its Argentine assets to Sempra Energy International. For additional information of the sale of CNG International, see Note (I).

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

(Q) ACQUISITIONS

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

On August 1, 2000, Dominion Exploration & Production, Inc. (formerly CNG Producing) purchased the operating assets of Suemaur Exploration Partners and others. The assets consist primarily of operating wells in three fields, including nine producing locations, proved undeveloped locations, and four probable locations. The value of the transaction was approximately $85 million.

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

The business and financial condition of Dominion are influenced by a number of factors including political and economic risks, market demand for energy, inflation, capital market conditions, and other general and specific economic conditions in the Company's service areas, governmental policies, legislative and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the Environmental Protection Agency, the Department of Energy, the Nuclear Regulatory Commission, various state regulatory commissions), industry and rate structure and legal and administrative proceedings. Some other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, present or prospective wholesale and retail competition, electric and gas deregulation, competition for new energy development opportunities, pricing and transportation of commodities, operation of nuclear power facilities, competitive factors in the telecommunications industry, successful implementation by the Company of its strategy to provide telecommunications service, acquisition and disposition of assets and facilities, effects and risks associated with the Company's acquisition and divestiture strategies, effects of the acquisition of CNG, recovery of the cost of purchased power, nuclear decommissioning costs, exposure to changes in the fair value of commodity contracts, counter-party credit risk and unanticipated changes in operating expenses and capital expenditures. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Dominion. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on Dominion.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

RESULTS OF OPERATIONS

THIRD QUARTER 2000 VERSUS THIRD QUARTER 1999

This section provides variance explanations for the consolidated and business segment operations of Dominion. The comparative time periods are the third quarters of 2000 and 1999.
Net Income and Basic Earnings Per Share	Three Months Ended September 30,
	Net Income		Earnings Per Share
	(millions, except per share amounts)
	2000	1999	2000	1999
Dominion Energy	$208	$157	$0.88	$0.82
Dominion Delivery	88	63	0.37	0.33
Dominion Exploration & Production	69	15	0.29	0.08
DCI	3	7	0.01	0.04
Corporate Operations	(108)	(7)	(0.46)	(0.04)
Consolidated	$ 260	$235	$ 1.09	$1.23

Average shares of common stock -basic	238.1	191.4

_________________

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales conditions and rate changes.

Dominion - Consolidated

This section gives a general overview of the results of operations for the consolidated entity. More detailed explanations of the variances are provided in the segment discussions of results of operations.

Net income increased by $25 million. The increase was primarily due to the earnings contributions of CNG's various businesses. The increase in earnings was also related to operations of Dominion Energy and Dominion Delivery. These earnings contributions were offset by the following:

  restructuring and other acquisition-related costs;

  the amortization of the acquisition adjustment associated with the purchase of CNG; and

  increased interest expense primarily associated with the financing of the acquisition of CNG.

The prior period comparison is also affected by the fact that Dominion recorded in the third quarter of 1999 an after-tax charge related to the sale of the Company's Latin American power generation.

Revenues, exclusive of CNG's business activities, decreased by approximately $50 million. The decrease was primarily related to Dominion's utility and non-utility electric operations. In addition, lower revenues were associated with power and gas marketing and trading activities.

Operating expenses, exclusive of CNG's business activities, decreased by approximately $90 million. The decrease was primarily due to decreases in fuel, purchased power capacity, and operation and maintenance expenses related to Dominion Energy and Dominion Delivery.

Fixed charges, increased by $131 million due to the interest expense primarily associated with the financing of the acquisition of CNG.

Results of operations for the period also reflect the cumulative effect of a change in accounting principle. During the quarter ended September 30, 2000, as a result of its acquisition of CNG, Dominion adopted a new company-wide standard

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

method of calculating the market related value of plan assets for pension plans of Dominion and its subsidiaries. The market related value of plan assets is used to determine the expected return on plan assets, a component of net periodic pension cost. The cumulative effect of this accounting change as of January 1, 2000 was $21 million (net of income taxes of $12 million). See Note (E) to the Consolidated Financial Statements.

Dominion Energy

The business segment Dominion Energy includes primarily the combined generation operations of Virginia Power and DEI, the wholesale trading operations of Virginia Power, plus the gas pipeline and storage operations of CNG.

Dominion Energy's net income increased by $51 million. The addition of CNG's transmission and storage businesses provided $28 million to Dominion Energy's net income. The change in net income from non-CNG sources was attributable to a decrease in total operating expenses offset, in part, by a decrease in revenues as explained in the following:

Revenues decreased reflecting:

  the impact of comparatively mild weather on sales of electricity and power and gas marketing and trading activities; and

  no revenues from foreign generation in 2000 due to the sale of the Latin American generating units in the latter part of 1999 and early part of 2000.

Operating expenses decreased because of a decline in operation and maintenance expenses primarily due to the following:

  timing of planned outages in 2000 as compared to 1999; and

  no operating expenses from the Latin American generation units due to their sale.

Dominion Delivery

The business segment Dominion Delivery consists primarily of Virginia Power's electric transmission and distribution system and CNG's gas distribution system.

Dominion Delivery's net income increased by $25 million. Dominion's non-CNG sources contributed $19 million which was primarily attributable to the following:

Revenues declined due to the impact of comparatively milder weather. The decline in revenues was more than offset by a decrease in operating expenses. Operating expenses were lower because of the significant restoration costs incurred in the third quarter of 1999 due to the damage caused by Hurricanes Dennis and Floyd.

Dominion Exploration & Production

Dominion Exploration & Production consists of the gas and oil exploration, development and production operations of DEI and CNG.

Dominion Exploration & Production's net income increased by $54 million. The addition of CNG's exploration and production business contributed $52 million to the increase in earnings.

Corporate Operations

Net income decreased by $101 million primarily due to the interest on the debt incurred to finance the acquisition of CNG.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

This section provides variance explanations for the consolidated and business segment operations of Dominion. The comparative time periods are the nine months ended September 30, 2000 versus the same period in 1999.

Net Income and Basic Earnings Per Share	Nine Months Ended September 30,
	Net Income		Earnings Per Share
	(millions, except per share amounts)
	2000	1999	2000	1999
Dominion Energy	$412	$272	$1.77	$1.41
Dominion Delivery	260	151	1.12	0.79
Dominion Exploration & Production	185	37	0.79	0.19
DCI	12	43	0.05	0.22
Corporate Operations	(539)	(265)	(2.31)	(1.37)
Consolidated	$ 330	$ 238	$1.42	$1.24

Average shares of common stock - basic	233.1	192.3

Dominion - Consolidated

This section gives a general overview of the results of operations for the consolidated entity. More detailed explanations of the variances are provided in the segment discussions of results of operations.

Net income increased by $92 million due to:

  an extraordinary loss recorded in the first quarter 1999 (see Note (D));
  the cumulative effect of a change in accounting principle which resulted in a benefit to earnings (see Note (E));
  the earnings contributions of CNG's businesses; and
  earnings of Dominion Energy and Dominion Delivery.

These amounts were offset by the following charges:

  restructuring and other related costs (see Note (C));
  impairment and re-valuation of DCI's assets (see below);
  the amortization of the acquisition adjustment associated with the purchase of CNG (see Note (B)); and
  the increase in interest expense primarily associated with the financing of CNG.

Revenues increased by $2.2 billion during the period. The increase was primarily due to the inclusion of the revenues of CNG's various businesses. Revenues from non-CNG sources declined during the comparable periods. The decrease was attributable to a decline in non-utility revenues at Dominion Energy. The decrease was offset in part by an increase in utility electric revenues at Dominion Energy and Dominion Delivery.

Operating expenses increased by $2.2 billion. The increase was primarily due to the expenses incurred at CNG's various businesses. Non-CNG operating expenses declined and the decrease was primarily due to a reduction in operation and maintenance expenses at Dominion Energy and Dominion Delivery.

Fixed charges increased by $339 million primarily due to:

  interest on the debt incurred to finance the acquisition of CNG;

  interest expense of CNG; and

  interest expense of DCI.

Extraordinary item, net of tax consists of a charge to earnings in 1999 for the write-off of assets and liabilities related to Virginia Power's generation activities which are unlikely to be recovered through capped regulated rates. For more information on the extraordinary item, see Note (D) to Consolidated Financial Statements.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

The provision for income taxes decreased due to restructuring and other acquisition-related charges and the impairment and re-valuation of DCI assets. See Notes (C) and (O) to Consolidated Financial Statements.

Impairment and Re-valuation of DCI's Assets

During the second quarter, management adopted, and is in the process of implementing, a strategy to exit certain businesses of DCI and to de-emphasize the remaining components of the businesses that are expected to be retained or possibly held only as long as necessary to wind up affairs. At this time, the Company does not have a formal plan of disposal for substantive portions of the DCI segment and does not expect to dispose of all such portions of the business within one year. Under this strategy, DCI re-evaluated certain assets and businesses during the second quarter of 2000 and continued the process in the third quarter as well. As of September 30, 2000, DCI has recognized impairment losses of $291 million, of which $172 million was determined to be attributable to Dominion's exit strategy rather than other factors and included in Restructuring and Other Acquisition-Related Costs. As a result, these charges, net of related income taxes of $105 million, reduced net income by $186 million for the nine month period ended September 30, 2000. For more information, see Note (O) to Consolidated Financial Statements.

Dominion Energy

Dominion Energy's net income increased by $140 million. The addition of CNG's transmission and storage businesses provided $89 million to Dominion Energy's net income. The change in net income from non-CNG sources was attributable to a decrease in total operating expenses offset, in part, by a decrease in revenues. The change is explained by the following:

Revenues decreased primarily due to:

  milder weather which impacted operations in both the Virginia service territory and the wholesale markets;

  lower net revenue associated with power and gas marketing and trading activities; and

  absence of significant revenues from the Latin American generating units in 2000 due to their sale in the latter part of 1999 and early portion of 2000.

These reductions in revenues were offset by strong retail customer growth in the Virginia service territory.

Operating expenses decreased due to the following:

  lower purchased power capacity, net reflecting the expiration of two major long-term power purchase contracts as of December 31, 1999;

  an impairment loss recognized in the third quarter of 1999 as a result of the pending sale of Dominion Energy's interests in generation capacity located in Latin America;

  lack of significant operating expenses of Latin American generating units in 2000 due to their sale in the latter part of 1999 and early portion of 2000;

  lower depreciation and amortization expenses primarily due to the completion of the amortization of certain terminated construction projects in the first quarter of 1999 with no such expenses occurring in the current year; and

  lower taxes other than income due to the accrual for a tax refund in the first quarter of 2000.

Dominion Delivery

Dominion Delivery's net income increased by $109 million. Dominion's non-CNG sources contributed $44 million and was primarily attributable to the following. Revenues increased, reflecting growth in its retail customer base and electric transmission services. The increase was partially offset by the unfavorable effect of comparatively mild weather. Operating expenses were lower reflecting primarily significant service restoration costs associated with hurricane damage in the third quarter of 1999 and ice storms in the first quarter of 1999.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Dominion Exploration & Production

Dominion Exploration & Production consists of the gas and oil exploration, development and production operations of DEI and CNG.

Dominion Exploration & Production's net income increased by $148 million. CNG's exploration and production business contributed $136 million to the increase in earnings. The remaining increase in earnings was generated from DEI's oil and gas operations and was primarily due to increased oil and gas production as well as higher market prices for oil and gas.

DCI

Net income, excluding restructuring and merger-related expenses, decreased by $31 million primarily due to lower net interest and fee income from commercial lending activities, lower income from its investment in a hydroelectric facility and lower securitization gains.

Revenues increased primarily due to higher interest income resulting from higher interest rates, partially offset by lower securitization gains. Operating expenses increased primarily due to higher interest expense resulting from higher interest rates and increased loan loss provisions.

Corporate Operations

Net income decreased by $274 million primarily due to the following:

  the impact of restructuring and other acquisition-related costs;
  the interest on the debt incurred to finance the acquisition of CNG;
  the impairment and re-valuation of DCI assets; and
  the amortization of the CNG acquisition adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Certain activities discussed under Liquidity and Capital Resources are currently evaluated based on existing legal entities rather than operating segments defined by the new organizational structure. References are made to specific operating segments as appropriate. This section is organized as follows:

  Cash Flows From Operating Activities
  Cash Flows From Financing Activities
  Cash Flows From Investing Activities

Within each of these sections is a discussion of the following legal entities:

  Dominion - Consolidated
  Virginia Power
  DEI
  DCI
  CNG

1. Cash Flows From (To) Operating Activities

This section provides a discussion of any material changes that occurred when comparing Cash Flows From Operating Activities for the nine month period ended September 30, 2000 to the nine month period ended September 30, 1999.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

DOMINION - CONSOLIDATED Cash flows from operating activities increased by $453 million primarily due to the cash flows provided by the CNG businesses which were acquired on January 28, 2000 and operations at Virginia Power.

VIRGINIA POWER Cash flows from operating activities increased by $155 million primarily to the timing of revenues and payments for normal business operations.

DEI Cash flows from operating activities decreased by approximately $61 million primarily due to the timing of payments for normal business operations and loss of cash flow due to the sale of DEI's Latin American operations.

DCI Cash flows from operating activities increased by $144 million primarily due to a net increase in mortgage loan sales, net of originations.

CNG Since the acquisition date of January 28, 2000, CNG contributed approximately $199 million to operating cash flows.

2. Cash Flows From (To) Financing Activities

This section provides a discussion of any financing activities that had a material effect on the Company's cash flows during the nine month period ended September 30, 2000.

DOMINION - CONSOLIDATED Financing activities provided cash flows of approximately $2.8 billion primarily due to the issuance of $4.4 billion of short-term debt to finance the acquisition of CNG and the reorganization discussed in Note (B) of the Consolidated Financial Statements. When Dominion issued $700 million of 10-year fixed rate debt in June 2000, a portion of the short-term debt was retired. The rate on the 10-year debt is 8.125%.

In July 2000, Dominion issued an additional $1.1 billion in long-term debt. The issuance consisted of $700 million of five-year notes and $400 million of three-year notes. The interest rates for the five-year notes and three-year notes are fixed at 7.625% and 7.60%, respectively. The proceeds from the issuance were used to retire a portion of the short-term debt used to finance the acquisition of CNG.

In June 2000, Dominion established another $1.75 billion credit facility that supports the combined commercial paper programs of CNG, Virginia Power and Dominion. This new facility replaced:

  $300 million Dominion Second Amended and Restated Short Term Credit Agreement;

  $200 million Virginia Electric and Power Company Amended and Restated 364-Day Credit Agreement;

  $1 billion Consolidated Natural Gas Company Credit Agreement; and

  $400 million Dominion Energy, Inc. Multi-Currency Credit Agreement.

Virginia Power and CNG have access to the full $1.75 billion credit facility. However, Dominion is limited to $750 million under this facility. Dominion uses these credit agreements to support its commercial paper borrowings. The proceeds from these borrowings are used to finance working capital requirements.

In September 2000, Dominion issued three tranches of remarketable notes. The three tranches consist of:

  $200 million, 7.40% fixed rate, Series D Notes, with a remarketing date of September 16, 2002 and maturity date of September 16, 2012;

  $250 million, 7.82% fixed rate, Series E Notes, with a remarketing date of September 15, 2004 and a maturity date of September 15, 2014; and

  $250 million, variable rate, Series F Notes, with a remarketing date of September 16, 2002, and a maturity date of September 16, 2012.

In October 2000, Dominion entered into a swap agreement to synthetically convert $125 million of the Series F Notes to a 7.1% fixed rate through September 16, 2002. Dominion will use the proceeds from the sale of the Remarketable Notes to refinance a portion of its outstanding short-term debt issued in connection with the acquisition of CNG, including commercial paper.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

In October 2000, the Company issued $412.5 million of Premium Income Equity Securities (registered trademark of Lehman Brothers, Inc.). Each Premium Income Equity Security consists of a stock purchase contract and a senior note issued by Dominion. The stock purchase contract will obligate the holder to purchase from Dominion shares of Dominion common stock, no later than November 10, 2004. The senior note will have a principal amount of $50. The holder will pledge the senior note to secure the holder's obligation to purchase the common shares under the related stock purchase contract. Dominion used the net proceeds from the sale of the Premium Income Equity Securities for general corporate purposes, including the repayment of debt.

As previously disclosed, since 1998 the Company has purchased shares for Dominion Direct Investment stock purchase program and its other stock plans on the open market. Effective August 20, 2000, the Company began using newly issued shares rather than shares purchased on the open market for these plans.

On October 20, 2000, the Board of Directors of Dominion declared a quarterly common stock dividend of $0.645 per share, payable December 20, 2000, to holders of record at the close of business on November 24, 2000.

VIRGINIA POWER In March 2000, Virginia Power issued $220 million of variable-rate medium-term notes maturing in 2002. Virginia Power also entered a swap agreement as a hedge to synthetically convert $200 million of these variable-rate notes to fixed rate debt. Under the swap agreement, Virginia Power will pay a 7.27% fixed rate. Proceeds from the notes were used to retire outstanding debt and preferred stock. During the nine months ended September 30, 2000, Virginia Power retired $366 million of outstanding debt and preferred stock.

In September, 2000, Virginia Power issued through the Industrial Development Authority of the Town of Louisa, Virginia $30 million of Tax Exempt Pollution Control Revenue Bonds due September 1, 2030. The net proceeds of the bonds were used to finance qualifying expenditures made by Virginia Power during the construction of facilities at its North Anna Power Station.

Virginia Power has a commercial paper program limited to $500 million based on amounts available under two credit facilities. Virginia Power has a $300 million credit facility and also participates in the June 2000 credit facility established by Dominion, that supports the combined commercial paper programs of Dominion, Virginia Power and CNG. Although Virginia Power has access to the full amount of the $1.75 billion facility, Virginia Power operates with an internal allocation of $200 million.

Net borrowings under the commercial paper program were $374 million at September 30, 2000, a decrease of $4 million from amounts outstanding at December 31, 1999. Borrowings under these facilities are used primarily to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by current cash provided from operations.

In addition to commercial paper, Virginia Power may also issue extendible commercial notes (ECNs) to meet working capital requirements. This program became effective in July 2000 and will allow Virginia Power to issue up to $100 million aggregate outstanding principal of ECNs. ECNs are unsecured notes expected to be sold in private placements. Any ECNs Virginia Power issues would have a stated maturity of 390 days from issuance and may be redeemed, at Virginia Power's option, within 90 days or less from issuance.

As of September 30, 2000, Virginia Power has available $1.62 billion of remaining principal amount under currently effective shelf registrations with the Securities and Exchange Commission to meet capital requirements.

DEI Cash received from intercompany borrowings with Dominion was used to repay long-term debt and make dividend payments to Dominion.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

DCI Cash flows used in financing activities of approximately $44 million was primarily due to the net repayment of debt. On August 31, 2000, DCI issued a $900 million variable rate term loan funded by a bank group arranged by Bank of America, N.A. The proceeds of the loan were used to retire the following debt:

  $400 million multi-year revolver and applicable letters of credit were terminated and the outstanding balance of $300 million repaid;
  $400 million DCI commercial paper program was terminated and the outstanding balance of $346 million repaid;
  $100 million Rincon commercial paper program was terminated and the outstanding balance of $64 million was repaid; and
  approximately $190 million of intercompany debt with Dominion was repaid.

CNG In June 2000, Dominion established another $1.75 billion credit facility that supports the combined commercial paper programs of CNG, Virginia Power and Dominion. This new facility replaced the $1 billion Consolidated Natural Gas Company Credit Agreement. Although CNG has access to the full $1.75 billion, it will operate within a limit of $850 million determined by Dominion. During the third quarter, CNG borrowed $362 million. The proceeds from these borrowings are used to finance working capital requirements.

3. Cash Flows From (Used In) Investing Activities

This section provides a discussion of the investing activities that had a material effect on the Company's cash flows during the nine month period ending September 30, 2000.

DOMINION - CONSOLIDATED Net cash flows used in investing activities were approximately $3.9 billion. The primary reasons for the cash outflows were utility plant (including nuclear fuel) expenditures at Virginia Power and CNG, plus the cash paid as part of the acquisition of CNG.

VIRGINIA POWER Investing activities resulted in a net cash outflow of $529 million. These activities included plant expenditures of $421 million and nuclear fuel expenditures of $66 million. Generation-related projects totaled approximately $188 million and included construction of combustion turbines, environmental upgrades, and routine capital improvements. Virginia Power spent approximately $215 million on transmission and distribution-related projects reflecting routine capital improvements and expenditures associated with new connections. Remaining capital expenditures of $18 million included other general and information technology projects.

There have been no significant changes in the planned levels of Virginia Power's spending for capacity and other capital projects and maturities of securities as disclosed in MD&A included in Dominion's Annual Report on Form 10-K for the year ended December 31, 1999. Virginia Power expects to fund its capital requirements and maturities with cash flow from operations and a combination of sales of securities and short-term borrowings.

DEI Cash flows used in investing activities were approximately $39 million primarily due to additions to power generation and natural gas development activities, partially offset by the proceeds from the sale of DEI's remaining Latin American generation investments in early 2000.

DCI Cash flows used in investing activities were $32 million primarily due to the funding of lending activities.

CNG Since the acquisition date of January 28, 2000, CNG's cash flows used in investing activities were $529 million, primarily due to acquisition of exploration and production assets and other property additions.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

FUTURE ISSUES

DOMINION RESOURCES - CONSOLIDATED

Recently Issued Accounting Standards

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 138 addresses a limited number of SFAS No. 133 implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives.

The Company holds some commodity contracts for trading purposes that are already subject to fair value accounting under Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. After reviewing other contracts being used by the Company, management has determined that certain other contracts will be subject to fair value accounting under SFAS No. 133. A substantial portion of these contracts is used by Dominion in its production and delivery of energy to its customers and involves various hedging strategies. The Company is currently documenting these hedging strategies and assessing effectiveness thereof in anticipation of implementation of the standard. The Company expects any ineffectiveness related to its hedging strategies to primarily result from the time value component of certain options as well as from basis risks that may not be hedged. In addition to these commodity contracts, Dominion uses interest rate swaps to manage its cost of capital.

In light of the additional contracts that will be subject to fair value accounting, Dominion will report a cumulative effect of a change in accounting principle in the first quarter of 2001. The effect of implementation will be to adjust stockholders' equity through other comprehensive income for effective cash flow hedging strategies and the remaining impact will affect earnings. Dominion has not estimated the impact that will result from the adoption of SFAS No. 133, but believes it could be material, depending primarily on (1) market prices at January 1, 2001; (2) changes in the population of affected contracts between the date of this report and January 1, 2001; and (3) resolution of certain industry issues, including treatment of certain purchase contracts, which may involve further interpretation by the Derivatives Implementation Group, a group sponsored by the FASB.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the standards for accounting and disclosure of securitizations and other transfers of financial assets and extinguishments of liabilities. With certain exceptions, the standard will be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has not yet determined the impact of the adoption of this new standard.

Restructuring and Other Acquisition-Related Charges

General

Subsequent to Dominion's acquisition of CNG, Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. Restructuring activities include workforce reductions and the consolidation of post-merger operations and information technology systems. For the three and nine month periods ended September 30, 2000, the Company recognized $20 million and $411 million, respectively, of restructuring costs and other acquisition-related costs as discussed below.

Workforce Reductions

Under the restructuring plans, approximately 770 employee positions at Dominion and its subsidiaries have been identified for elimination. Through September 30, 2000, the Company has recorded $48 million in employee severance related costs, a reduction from amounts originally estimated in the first quarter of 2000. This revision resulted primarily from 1) reduced

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

severance benefits for employees also receiving benefits under the ERP and 2) terminated employees having less years of service and lower monthly base pay than originally estimated. This revision was offset in part by the recognition of a $11 million expense and liability related to the elimination of approximately 60 employee positions at DCI and its subsidiaries during the second and third quarters of 2000. At September 30, 2000, approximately 600 positions had been eliminated, and approximately $24 million of severance benefits had been paid.

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

Divestitures

As a result of the CNG acquisition and Dominion's desire to focus its businesses in the MAIN to Maine area of the United States, Dominion is divesting itself of VNG and CNG International. The VNG divestiture and a portion of the CNG International sale were completed shortly after the end of the third quarter. For more information on these divestitures, see Note (I) of the Consolidated Financial Statements.

Other

Dominion may incur additional charges relating to restructuring activities as business operations are consolidated and administrative functions are integrated. The planned workforce reductions and other restructuring actions should reduce future annualized operating costs by approximately $102 million that would have otherwise been incurred.

See Note (C) to Consolidated Financial Statements for further discussion of restructuring activities and related costs.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Telecommunications Business

On July 5, 2000 the Virginia Commission approved the transfer by Virginia Power to Dominion of all of the issued and outstanding common stock in VPS Communications, Inc., which changed its name to Dominion Telecom, Inc. effective August 2, 2000. This transfer took place on August 1, 2000, resulting in VPS Communications becoming a direct subsidiary of Dominion. The Company plans on expanding Dominion Telecom's activities as a competitive provider of telecommunications service, including the development of a facilities-based high-bandwidth capacity telecommunications network throughout the eastern United States. Initially, Dominion Telecom will build its network through the acquisition of dark fiber capacity on existing third-party networks. It expects future growth of its network to occur through joint development projects on third-party rights of way and through the use of the Company's existing natural gas pipeline rights of way. These expansion plans will require an investment of approximately $500 million over the next three years which includes $85 million the Company will invest in the year 2000.

VIRGINIA POWER

Competition-Legislative Initiatives

Virginia

In 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. For additional information on the impact of this legislation and customer choice, see Note (C) to Consolidated Financial Statements and MD&A included in Dominion's Annual Report on Form 10-K for the year ended December 31, 1999. Since March 1999, Virginia Power has supported certain technical amendments which were passed by the 2000 General Assembly and were signed by the Governor in April 2000.

In March 1998, the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators, regional power exchanges and retail access pilot programs. The Order instructed Virginia Power and American Electric Power-Virginia (AEP) each to design and file a retail access pilot program. In response, Virginia Power filed a report describing the details, objectives and characteristics of its proposed retail access pilot program and a hearing was held. In April 2000, the Virginia Commission entered a Final Order adopting, with certain exceptions, the Hearing Examiner's recommendations, including the Hearing Examiner's market price methodology. Virginia Power's pilot program began on September 1, 2000, providing approximately 35,000 customers the ability to choose their electric supplier. The program will be expanded to include approximately 71,000 customers effective January 1, 2001. A final order from the Virginia Commission on the interim rules governing electric and gas retail pilot programs in Virginia was issued in May 2000.

In April 2000, the Virginia Commission entered an order proposing regulations governing the functional separation of the generation, retail transmission, and distribution of incumbent electric utilities under the Virginia Electric Utility Restructuring Act (the Act). Pursuant to the Act, Virginia electric utilities are required to file their functional separation plans with the Virginia Commission by January 1, 2001. Comments on the Commission's proposed functional separation rules were filed by Virginia Power in June 2000.

In October 2000, the Virginia Commission issued regulations governing the functional separation of incumbent electric utilities' generation, transmission and distribution services by January 1, 2002. These regulations outline the specific information to be included in functional separation plans filed with the Virginia Commission. Under the Virginia Electric Utility Restructuring Act (the Act), electric utilities are obligated to serve retail customers at capped rates until July 1, 2007, unless capped rates are terminated sooner by order of the Virginia Commission. The obligation to provide default service to retail customers who do not select a generation supplier, are unable to obtain service from an alternative supplier, or have contracted with an alternative supplier who fails to perform, may be imposed on incumbent utilities as early as January 1, 2004.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

By January 1, 2002, as required under the Act, the generation portion of Virginia Power's Virginia jurisdictional operations will no longer be subject to cost-based regulation. On November 1, 2000, also in keeping with the requirements of the Act, Virginia Power filed with the Virginia Commission an Application for Approval of a Functional Separation Plan (the Plan). The Plan provides for the following:

  transfer of generation assets into a separate legal entity, Dominion Generation Corporation;
  transfer of rights and obligations under non-utility purchased power contracts to Dominion Generation Corporation;
  retention of transmission and distribution assets and operations by Virginia Power, to be known as Dominion Virginia Power;
  collection of nuclear decommissioning funding costs and wires charges from retail customers by Dominion Virginia Power on behalf of Dominion Generation Corporation;
  Dominion Virginia Power to be responsible for providing capped rate service until July 1, 2007 and default service obligations, if any;
  Dominion Generation Corporation to supply Dominion Virginia Power with electric power during and after the capped rate period under a power purchase agreement;
  upon expiration of the capped rate period, any power purchases by Dominion Virginia Power from Dominion Generation Corporation to be at prevailing market prices;
  an index-based fuel cost recovery mechanism based on forecasted generation by fuel type and projected fuel price indices after January 1, 2002;
  unbundled rates to reflect the separation and deregulation of generation;
  a wires charge, effective January 1, 2002, and subject to annual adjustment to be paid by retail customers choosing an alternative generation supplier during the capped rate period;
  proposed internal controls to prevent cross-subsidies between regulated and unregulated entities and to ensure that generation assets or their equivalent remain available for electric service during the capped rate and default service periods; and
  planned reallocation between Dominion Virginia Power and Dominion Generation Corporation of payment responsibility for existing Virginia Power debt in a manner to be determined with investment banking assistance with the objective that ratings on outstanding debt will remain unchanged.

The Virginia Commission is expected to act on the Plan prior to January 1, 2002.

In July 2000, the Virginia Commission issued an Order Prescribing Notice and Inviting Comments with regard to retail electric metering and billing services. The Virginia Commission is directed by statute to recommend to the Virginia Legislative Transition Task Force, on or before January 1, 2001, whether metering services, billing services, or both may be provided by persons licensed to provide such services, and an appropriate date for the commencement of such services. The Virginia Commission is also directed to develop a draft plan for implementation. Virginia Power filed comments and a request for hearing in August 2000. A hearing was held on November 1 and November 2, 2000.

North Carolina

In April 2000, a study commission, established by the North Carolina General Assembly to explore the future of electric service in North Carolina, developed a proposal to provide full retail competition to North Carolina by January 1, 2006, with a phase-in beginning on January 1, 2005 of up to 50% of each power supplier's customer load. These recommendations were part of a report given to the General Assembly in May 2000. During the 2000 short session, legislation was passed that extended the study commission through 2006 and added North Carolina Power's CEO, or the CEO's designee, to its membership. The study commission resumed its meetings in September 2000 and will continue to address the specifics needed to accomplish its recommendations.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Competition-Regulatory Initiatives

Virginia

In July 2000, the Virginia Commission issued a Final Order promulgating regulations governing the transfer of ownership or control of electric transmission assets to regional transmission entities (RTE). The regulations establish: 1) the elements of an RTE essential to the public interest to be applied by the Virginia Commission in determining whether to authorize transfer of control of electric transmission facilities to an RTE, 2) the filing requirements for entities seeking authorization to transfer the facilities, and 3) a schedule for such filings. In October 2000, Virginia Power filed its application with the Virginia Commission pursuant to the RTE regulations seeking authorization to transfer control of Virginia Power's electric transmission facilities to the Alliance Regional Transmission Organization (Alliance RTO).

In October 2000, the Virginia Commission approved Virginia Power's application for the construction and operation of two 160 MW combustion turbine units in Caroline County, Virginia for additional peaking capacity. Virginia Power expect these units to be operational by June 2001.

Federal

In June 1999, Virginia Power, together with AEP, Consumers Energy Company, The Detroit Edison Company and First Energy Corporation, on behalf of themselves and their public utility operating company subsidiaries (Alliance Companies), filed with FERC applications under Sections 205 and 203 of the Federal Power Act for approval of the proposed Alliance RTO. In December 1999, FERC issued an Order granting the application subject to certain conditions and filing requirements.

During the first quarter of 2000, the Alliance Companies filed amendments to the Alliance RTO documents to comply with certain conditions and requirements of the Order and also filed an application seeking rehearing of certain of those conditions and requirements. In May 2000, FERC issued an Order on Compliance Filing and Requests for Rehearing and Clarification in response to the Alliance Companies' application for rehearing and request for clarifications and to the compliance filings. The Order granted in part and denied in part the Alliance Companies' request for rehearing and clarifications, and directed the Alliance Companies to make further filings to comply with certain conditions and requirements of the Order. In September 2000, the Alliance Companies filed their further response to comply with the conditions and requirements of the FERC's December 1999 and May 2000 Orders.

Rate Matters

In July 2000, the Virginia Commission issued an Order Establishing Cogeneration Tariff to modify Virginia Power's cogeneration and small power production rates under Schedule 19. The order sustained Virginia Power's proposed method to determine avoided costs, agreed with Virginia Power's position that off system sales should be excluded from the calculation of avoided costs, and that the cogeneration rate should be effective through 2001.

Clean Air Act Matters

The Virginia Department of Environmental Quality (DEQ) has proposed to impose a plant wide ozone season NOx emission limit of 0.15 lb/mmBtu at the Possum Point Power Station beginning in May 2003 as part of a State Implementation Plan to address ozone levels in Northern Virginia, which is classified as a serious ozone non-attainment area. Given the age of the existing units at Possum Point and the high probability of additional control requirements in the future, Virginia Power evaluated various options to optimize its ability to continue to operate these units in a cost-effective manner while providing the Northern Virginia area with a reliable source of electricity. Basedonthisevaluation,

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Virginia Power recently announced the planned replacement of 143 MW of existing oil-fired generation and conversion of 322 MW of coal-fired generation to natural gas or #6 oil at Possum Point. Additionally, a new, cleaner 540 MW combined cycle gas unit will be constructed and owned by a third party and operated by Virginia Power under an operating lease. This arrangement has been filed for approval with the Virginia Commission and a hearing is scheduled for 2001.

Virginia Power received a Notice of Violation (NOV) from the EPA dated April 24, 2000, alleging that it failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at our Mt. Storm Power Station in West Virginia. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. In July 2000, the Attorney General of New York filed a suit alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. Virginia Power also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. Virginia Power believes that it has obtained the permits necessary in connection with its generating facilities. See Note (K) to the Consolidated Financial Statements for further discussion of this matter.

Currently, Virginia Power is in discussions with the EPA concerning the implementation of certain additional environmental controls at Virginia Power's coal-fired generating stations in connection with the resolution of various Clean Air Act matters.

CNG

Competition-Customer Choice

Retail natural gas competition is now commonplace across several of the states where CNG maintains distribution operations. In Ohio, a natural gas customer choice program is being offered throughout the service territory of East Ohio Gas. Pennsylvania natural gas utility customers are now entering the second year in which they have the opportunity to choose their supplier.

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Dominion is exposed to market risk because it utilizes financial instruments, derivative financial instruments and derivative commodity instruments. The market risks inherent in these instruments are represented by the potential loss due to adverse changes in commodity prices, equity security prices, interest rates and foreign currency exchange rates as described below. Interest rate risk generally is related to Dominion's outstanding debt as well as its commercial, consumer, and mortgage lending activities. Currency risk exists principally through DEI's investments in Canada and CNG International's investment in Australia. Dominion is exposed to equity price risk through various portfolios of equity securities. Commodity price risk is experienced in Dominion Energy and Dominion Exploration & Production. They are exposed to effects of market shifts in the prices they receive and pay for natural gas and electricity.

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

The matters discussed in this Item contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Report on Form 10-Q. Your attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect the future at Dominion.

Interest Rate Risk - Non-Trading Activities

Dominion manages interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Dominion enters into interest rate sensitive derivatives such as swaps, forwards and futures contracts.

Dominion's sensitivity analysis estimates the impact of a hypothetical change in interest rates on its variable-rate long-term and short-term financial instruments and interest rate-sensitive derivatives. For financial instruments outstanding at September 30, 2000, a hypothetical 10% increase in market rates would decrease annual earnings by approximately $41million, before applicable income taxes . A similar hypothetical increase in market interest rates, as determined at December 31, 1999, would have resulted in a decrease in annual earnings of $31 million, before applicable income taxes.

DCI, through subsidiaries, retains ownership in the residual classes of the asset-backed securities utilized to sell home equity loans originated and purchased. At September 30, 2000, these assets are classified as available for sale securities on the balance sheet and total $223 million.

Commodity Price Risk - Non-Trading Activities

Dominion Exploration & Production (the post-merger combined oil and gas operations of DEI and CNG) is exposed to the impact of market fluctuations in the sales price received for natural gas and oil. To reduce price risk caused by market fluctuations, Dominion Exploration & Production generally follows a policy of hedging a portion of its natural gas and oil sales commitments by selecting derivative commodity instruments whose historical price fluctuations correlate strongly with those of the production being hedged. Dominion Exploration & Production enters into options, swaps, and collars to mitigate a loss in revenues, should natural gas or oil prices decline in future production periods. Dominion Exploration & Production also mitigates price risk by entering into fixed price sale agreements with physical purchasers of natural gas.

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

Dominion Exploration & Production has determined a hypothetical decrease in fair value for its oil and natural gas financial derivative contracts assuming a 10% unfavorable change in market prices and comparing it to the fair value of the contracts based on market prices at September 30, 2000. This hypothetical 10% change in market prices would have resulted in a decrease in fair value of approximately $38 million as of September 30, 2000. If this sensitivity analysis had been used at December 31, 1999, an unfavorable 10% change in market prices would have resulted in an estimated decrease in the fair value for CNG's and DEI's oil and natural gas financial derivative contracts of $46 million and $9 million, respectively.

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

Based on the sensitivity analysis methodology discussed previously in this section, Virginia Power has determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10% unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at September 30, 2000 and December 31, 1999. This hypothetical 10% change in commodity prices would have resulted in a hypothetical loss of approximately $1 million and $5 million in the fair value of its commodity contracts, held for trading purposes, as of September 30, 2000 and December 31, 1999, respectively.

The sensitivity analysis does not include the price risks associated with utility fuel requirements, including those underlying utility fuel requirements. In the normal course of business, Virginia Power also faces risks that are either nonfinancial or unquantifiable. Such risks principally include credit risk, which is not reflected in the sensitivity analysis above.

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

ITEM 5. OTHER INFORMATION

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. Your attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect the future of Dominion.

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

Asset Divestiture

As previously reported, Dominion is divesting certain non-core assets. We have agreements to sell certain assets of DCI, our financial services company. See Notes (C) and (O) to the Consolidated Financial Statements for additional information.

On October 12, 2000, Dominion completed the sale of CNG International Argentine assets to Sempra Energy International for $145 million. We also completed the sale of our 80 percent interest in a British power station to PowerGen plc. for $77 million on September 29, 2000. We previously reported the completion of the sale of our Latin American generation businesses for $405 million. The Company's only remaining international interests (excluding Canadian assets) are in an Australian natural gas transmission company, which will ultimately be divested. See Note (I) to the Consolidated Financial Statements for more detail.

As required by regulatory approvals obtained for the CNG acquisition, we previously announced the sale of our VNG utility. The Virginia State Corporation Commission approved the proposed sale to AGL Resources Inc. and on October 6, 2000, we closed the sale for $533 million. See Note (P) to the Consolidated Financial Statements for more detail.

In total, Dominion expects to raise more than $1.5 billion from the divestiture of these assets which will be used to reduce the company's debt.

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION

(CONTINUED)

VIRGINIA POWER

Regulation

Virginia

In January 2000, Virginia Power filed an application with the Virginia Commission to build and operate two 160 Mw combustion turbine units in Caroline County, Virginia for additional peaking capacity. In May, a hearing was held on the application and the Virginia Commission approved the application in October 2000.

In March 1998, the Virginia Commission issued an Order instructing Virginia Power to establish a retail access pilot program. The pilot program began on September 1, 2000, providing approximately 35,000 customers the ability to choose their electric supplier. The program will be expanded to include approximately 71,000 customers by January 1, 2001.

In July 2000, the Virginia Commission issued an Order Prescribing Notice and Inviting Comments with regard to retail electric metering and billing services. The Virginia Commission is directed by statute to recommend to a Virginia Legislative Transition Task Force, on or before January 1, 2001, whether metering services, billing services, or both may be provided by persons licensed to provide such services, and an appropriate date for commencement of such services. Virginia Power filed comments and a request for hearing in August 2000. A hearing was held on November 1, 2000.

In October 2000, the Virginia Commission issued regulations governing the functional separation of incumbent electric utilities' generation, transmission and distribution services by January 1, 2002. These regulations outline the specific information to be included in functional separation plans filed with the Virginia Commission. Under the Virginia Electric Utility Restructuring Act (the Act), electric utilities are obligated to serve retail customers at capped rates until July 1, 2007, unless capped rates are terminated sooner by order of the Virginia Commission. The obligation to provide default service to retail customers who do not select a generation supplier, are unable to obtain service from an alternative supplier, or have contracted with an alternative supplier who fails to perform, may be imposed on incumbent utilities as early as January 1, 2004.

By January 1, 2002, as required under the Act, the generation portion of Virginia Power's Virginia jurisdictional operations will no longer be subject to cost-based regulation. On November 1, 2000, also in keeping with the requirements of the Act, Virginia Power filed with the Virginia Commission an Application for Approval of a Functional Separation Plan (the Plan). The Plan provides for the following:

  transfer of generation assets into a separate legal entity, Dominion Generation Corporation;
  transfer of rights and obligations under non-utility purchased power contracts to Dominion Generation Corporation;
  retention of transmission and distribution assets and operations by Virginia Power, to be known as Dominion Virginia Power;
  collection of nuclear decommissioning funding costs and wires charges from retail customers by Dominion Virginia Power on behalf of Dominion Generation Corporation;
  Dominion Virginia Power to be responsible for providing capped rate service until July 1, 2007 and default service obligations, if any;
  Dominion Generation Corporation to supply Dominion Virginia Power with electric power during and after the capped rate period under a power purchase agreement;
  upon expiration of the capped rate period, any power purchases by Dominion Virginia Power from Dominion Generation Corporation to be at prevailing market prices;
  an index-based fuel cost recovery mechanism based on forecasted generation by fuel type and projected fuel price indices after January 1, 2002;
  unbundled rates to reflect the separation and deregulation of generation;
  a wires charge, effective January 1, 2002, and subject to annual adjustment to be paid by retail customers choosing an alternative generation supplier during the capped rate period;

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION

(CONTINUED)

  proposed internal controls to prevent cross-subsidies between regulated and unregulated entities and to ensure that generation assets or their equivalent remain available for electric service during the capped rate and default service periods; and

  planned reallocation between Dominion Virginia Power and Dominion Generation Corporation of payment responsibility for existing Virginia Power debt in a manner to be determined with investment banking assistance with the objective that ratings on outstanding debt will remain unchanged.

The Virginia Commission is expected to act on the Plan prior to January 1, 2002.

Interconnections

On May 18, 2000, FERC issued an Order on Compliance Filing and Requests for Rehearing and Clarification in response to the Alliance Companies' January 2000 application for rehearing and request for clarification and to the February 2000 compliance filing. The Order granted in part and denied in part the Alliance Companies' requests for rehearing and clarifications, and directed the Alliance Companies to make further filings to comply with certain conditions and requirements of the Order. In September 2000, the Alliance Companies filed a response complying with the conditions and requirements of the FERC's previous order.

On July 19, 2000, the Virginia Commission issued a Final Order promulgating regulations governing the transfer of ownership or control of electric transmission assets to regional transmission entities (RTE). The regulations: (1) establish the elements of RTE essential to the public interest to be applied by the Virginia Commission in determining whether to authorize transfer of control of electric transmission facilities to RTE, (2) establish the filing requirements for entities seeking authorization to transfer the facilities, and (3) establish a schedule for such filings. In October 2000, we filed our application with the Virginia Commission pursuant to the RTE regulations seeking authorization to transfer control of our electric transmission facilities to the Alliance Regional Transmission Organization (Alliance RTO).

For additional information, see Future Issues under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
3	Bylaws in effect October 20, 2001 (filed herewith)
4

Senior Indenture, dated June 1, 2000, between Dominion and The Chase Manhattan Bank, as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); and Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference).

11	Statement re: Computation of per share earnings (included in this Form 10-Q on page 3)
18	Letter re change in accounting principles (filed herewith)
27	Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K
1.

Dominion filed a Form 8-K, dated September 8, 2000, relating to the total sale of $700 million of its Series D ($200 million), Series E ($250 million) and Series F ($250 million) Senior Notes and an amendment thereto, Form 8-K/A, dated October 12, 2000.

2.	Dominion filed a Form 8-K, dated October 11, 2000, relating to the total sale of $375 million of "Premium Income Equity Securities" (a service mark owned by Lehman Brothers, Inc.)
3.	Dominion filed a Form 8-K, dated November 2, 2000, relating to Virginia Electric and Power Company's functional separation of its electric utility business in Virginia.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

November 13, 2000	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)