Form 10-K405/A
period 1999-12-31
DOMINION RESOURCES INC /VA/
filed 2001-01-05
CIK 715957

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

                         AMENDMENT NO. 2 TO FORM 10-K

The undersigned registrant hereby amends the exhibits to its 1999 Annual Report on Form 10-K to include the fiscal year ended June 30, 2000 Annual Reports of Employee Stock Purchase Plans for (1) System Thrift Plan of Consolidated Natural Gas Company and its participating subsidiaries for Employees who are not Represented by a Recognized Union, (2) Thrift Plan of Consolidated Natural Gas Company, Inc. for Employees of the Computer Operations Department, Represented by the Natural Gas Workers Union, Local 555, SEIU, AFL-CIO, (3) Thrift Plan of CNG Transmission Corporation and Hope Gas, Inc. for Employees Represented by the United Gas Workers Union, Local NO. 69 - Division II, SEIU, AFL-CIO, (4) Thrift Plan of the East Ohio Gas Company for Employees Represented by the Natural Gas Workers Union, Local 555, SEIU, AFL-CIO, (5) Thrift Plan of Peoples Natural Gas Company for Employees Represented by the United Gas Workers Union, Local 69 - Division I, SEIU, AFL-CIO, (6) Thrift Plan of the River Gas Division of the East Ohio Gas Company for Employees Represented by the United Gas Workers Union, Local 69, Division II, SEIU, AFL-CIO, (7) Thrift Plan of the West Ohio Gas Division of the East Ohio Gas Company for Employees Represented by Local Union No. 308, the Utility Workers Union of America, AFL-CIO, (8) Thrift Plan of the West Ohio Gas Division of the East Ohio Gas Company for Employees Represented by Local Union No. 308-C, the Utility Workers Union of America, AFL-CIO, (9) Virginia Natural Gas, Inc. Employee Savings Plan, and (10) the Virginia Natural Gas, Inc. Hourly Savings Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DOMINION RESOURCES, INC.
                                                   Registrant

                                               BY   /s/ Steven A. Rogers
                                                        ----------------
                                                        Steven A. Rogers
                                                       Vice President and
                                                 Principal Accounting Officer

Date: December 27, 2000

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934


(Mark One):

  X       ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
_____
          EXCHANGE ACT OF 1934.
          For the fiscal year ended June 30, 2000.

                                      or

          TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
_____
          SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from _________ to ________________.


Commission File number 333-95795

A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

        SYSTEM THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY AND ITS PARTICIPATING SUBSIDIARIES FOR EMPLOYEES WHO ARE NOT REPRESENTED BY A
                               RECOGNIZED UNION

B. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

SYSTEM THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY AND ITS
PARTICIPATING SUBSIDIARIES FOR EMPLOYEES WHO ARE NOT
REPRESENTED BY A RECOGNIZED UNION


TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                            Page
Independent Auditors' Report                                                                   3



Financial Statements:

   Statements of Net Assets Available for Benefits as of June 30, 2000 and 1999                4

   Statement of Changes in Net Assets Available for Benefits for the
     Year Ended June 30, 2000                                                                  5

   Notes to Financial Statements                                                          6 - 13



Supplemental Schedules as of and for the Year Ended June 30, 2000:

   Schedule H, Item 4(i): Schedule of Assets Held for Investment Purposes                     14

   Schedule H, Item 4(j): Schedule of Reportable Transactions                                 15

INDEPENDENT AUDITORS' REPORT


To the Trustee and Participants of the System Thrift Plan of Consolidated
  Natural Gas Company and its Participating Subsidiaries for Employees who are not Represented by a Recognized Union

We have audited the accompanying statement of net assets available for benefits of the System Thrift Plan of Consolidated Natural Gas Company and its Participating Subsidiaries for Employees who are not Represented by a Recognized Union (the Plan) as of June 30, 2000 and the related statement of changes in net assets available for benefits for the year ended June 30, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Plan as of June 30, 1999 were audited by other auditors whose report, dated April 7, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of June 30, 2000, and the changes in net assets available for benefits for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2000 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP
Richmond,Virginia
December 20, 2000

SYSTEM THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY
AND ITS PARTICIPATING SUBSIDIARIES FOR EMPLOYEES WHO ARE
NOT REPRESENTED BY A RECOGNIZED UNION

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
------------------------------------------------------------------------------

                                                                         June 30,
                                                                   2000            1999
Assets:
    Investments (Notes 2 and 3):

        Temporary investments                                   $      -       $    195,251
        Corporate stock, common                                  100,776,273          -
        Interest in Master Trust                                 301,485,099    442,593,468
        Loans to participants                                      3,533,176      3,965,363
        Common/Collective Trusts                                  45,214,588     31,988,891
        Mutual Funds                                             100,484,972     83,532,893
                                                                ------------   ------------
                             Total investments                   551,494,108    562,275,866
                                                                ------------   ------------
    Receivables:
        Securities sold                                              320,968          -
        Other                                                         23,284          -
        Contributions receivable                                     402,641          -
                                                                ------------   ------------
                             Total receivables                       746,893          -
                                                                ------------   ------------

Total Assets                                                     552,241,001    562,275,866
                                                                ------------   ------------

Liabilities:
    Accrued administrative expenses                                1,025,374          -
                                                                ------------   ------------

Net Assets Available for Benefits                               $551,215,627   $562,275,866
                                                                ============   ============

The accompanying notes are an integral part of these financial statements.

SYSTEM THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY
AND ITS PARTICIPATING SUBSIDIARIES FOR EMPLOYEES WHO ARE
NOT REPRESENTED BY A RECOGNIZED UNION

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

Additions:
    Investment income:
        Dividend                                                $  11,349,705
        Interest                                                      621,567
        Net appreciation in fair value of investments              34,564,720
        Master Trust income                                        18,127,336
        Miscellaneous Income                                           89,001
                                                                -------------

                       Total investment income                     64,752,329
                                                                -------------

    Contributions:
        Participant (Note 1)                                       14,498,242
        Participating company (Note 1)                              8,840,614
        Employee rollovers                                            482,062
                                                                -------------

                       Total contributions                         23,820,918
                                                                -------------

Total additions                                                    88,573,247
                                                                -------------

Deductions:
    Benefits paid to participants                                 101,146,235
                                                                -------------

Total deductions                                                  101,146,235
                                                                -------------

Net decrease before transfers                                     (12,572,988)

Transfer of participants' assets to the Plan from other plans       1,512,749
                                                                -------------

Net decrease                                                      (11,060,239)

Net assets available for benefits:
    Beginning of year                                             562,275,866
                                                                -------------

    End of year                                                 $ 551,215,627
                                                                =============


The accompanying notes are an integral part of these financial statements.

SYSTEM THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY
AND ITS PARTICIPATING SUBSIDIARIES FOR EMPLOYEES WHO ARE
NOT REPRESENTED BY A RECOGNIZED UNION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.     DESCRIPTION OF PLAN

         The following description of the System Thrift Plan of Consolidated Natural Gas Company and its Participating Subsidiaries for Employees who are not Represented by a Recognized Union (the Plan) provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

       a.     GENERAL - The Plan is a defined contribution plan. The
              -------
              participants in the plan are eligible employees of Consolidated Natural Gas Company (the Company or CNG) and its Participating Subsidiaries (the Employers). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

              Employee and employer contributions are made pursuant to the terms of the plan and are held in funds administered by the Trustees under two declarations of trust, i.e., the Long-Term Thrift Trust and the Short-Term Thrift Trust (the Trusts).

              The Trusts are maintained in accordance with the Plan's provision to provide for the custody and investment of employee and employer contributions. They are administered by individual trustees (the Trustee) who are appointed by and serve at the pleasure of the Company for a term of three years. The Trustees are employed by and are officers of various subsidiaries of the Company and serve without compensation from the Plan or Trusts. Custody of Plan assets resides with Mellon Bank, N.A. who also serves as the Plan's Trustee.

       b.     CONTRIBUTIONS - Under the Plan, participants may contribute not
              -------------
              less than 2% and not more than 16% (15% for participants with thirty or more years of service) of their earnings each pay period, in increments of 1%. If the participant elects that his employer make pretax contributions on his behalf, such contributions cannot exceed 10%, in increments of 1%, of his earnings each pay period subject to applicable Internal Revenue Code (IRC) limitations.

       c.     PARTICIPANT ACCOUNTS - Each participant's account includes the
              --------------------
              effect of the participant's contributions and withdrawals, as applicable, and allocations of the Company's contributions, Plan earnings, and administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non-vested accounts are used to reduce future employer contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

              Retired participants may elect to receive an amount equal to their vested Long-Term Thrift Trust account balance either in a lump sum or in installments. For terminations other than retirements, participants can only receive their vested Long-Term Thrift Trust account balance as a lump sum distribution. Upon termination and retirement, participants can only receive their Short-Term Thrift Trust account balance as a lump sum distribution.

       d.     PARTICIPANTS - Each employee is eligible to participate in the
              ------------
              Plan on an entirely voluntary basis. Participation by an employee becomes effective immediately upon completion and delivery to the Employer (or the Company) of an authorization form furnished by the Employer.

       e.     VESTING - Participants immediately vest in their contributions and
              -------
              earnings thereon. Participants vest in the Employer's matching contribution and related earnings based upon years of continuous service and are fully vested after five years of credited service. The Employer's matching contribution is based upon the participant's contribution rate and length of service.

       f.     INVESTMENT OPTIONS - Upon enrollment in the Plan, a participant
              ------------------
              may direct contributions in any option (except the loan fund) in 1% increments totaling to 100%. Investment options are valued daily. Changes in investment options may be made at any time and become effective with the subsequent pay period. Participants can make unlimited transfers among existing funds. The Plan provides for employee and employer contributions to be invested in the following:

    Short-Term Thrift Trust
    -----------------------

              (1) Interest in CNG Master Trust:

                  CNG Short Term Money Market Fund - The Money Market Fund invests primarily in U.S. Treasury Bills, U.S. Treasury Notes, corporate notes, commercial paper, floating rate notes and repurchase agreements.

    Long-Term Thrift Trust
    ----------------------

              (1) Common Stock:

                  Dominion Resources, Inc. (Dominion) Stock Fund - All investments are in Dominion common stock or cash equivalent investments for partial shares. The fund became effective as of February 1, 2000.

              (2) Interest in CNG Master Trust:

                  CNG Stock Fund - The fund invested primarily in shares of CNG common stock. Participants purchased units of participation in the CNG Stock Fund continuously or from funds transferred from other investment options. Dividends on Company common stock held in the CNG Stock Fund were invested in additional units of the CNG Stock Fund and credited to participants' accounts. The fund ceased operations as of February 1, 2000.

                  Fixed Investment Stable Value Fund - The fund invests in group annuity contracts with one or more insurance companies and other short term fixed income securities. Investments under the contracts mature at various intervals. The interest rates, credited daily to participants' accounts, represent a composite of the income earned under the contracts with the insurance companies and the revenue earned from short-term fixed income securities.

                  Diversified Equity Fund - The fund invests primarily in the common stocks of large U.S. companies.

              (3) Mutual Funds:

                  The Masterworks S&P 500 Index Fund - The fund invests proportionately in all or nearly all of the stocks that are included in the Standard & Poor's 500 Stock Index.

                  The Small Stock Fund - The fund invests in stocks of small to mid-sized U.S. companies.

                  The International Equity Fund - The fund invests in stocks of companies outside the U.S.

                  The Intermediate Bond Fund - The fund invests primarily in fixed income securities of various maturities such as obligations of the U.S. Government, corporate debt securities, mortgage and other asset-backed securities and money market investments.

              (4) Common/Collective Trusts:

                  The Conservative Balanced Fund, The Moderate Balanced Fund and the Growth Balanced Fund - These funds are common/collective trusts and each is designed to accomplish a specific investment objective. As such, each fund has a different diversified mix of stock, bond and short-term fixed income investments.

       g.     PARTICIPANT LOANS - Participants are eligible to secure loans
              -----------------
              against their plan account and repay the amount over a one to five-year period. The maximum loan amount is the lesser of:

              .  3 months base pay or

              .  50% of the vested account balance or

              . $50,000 (reduced by the maximum outstanding loan balance during the prior 12 months).

              Loan transactions are treated as a transfer between the respective investment fund and the loan fund. The loans bear fixed interest at a rate commensurate with local prevailing rates at the time the loan is issued as determined by the Trustees.

              Participants make repayments to the Plan on a monthly basis. Loan repayments, including interest, are deposited in the participant's account and invested in accordance with the participants' then current investment elections. Defaults result in a reclassification of the remaining loan balances as taxable distributions to the participants.

       h.     PAYMENTS OF BENEFITS - Distributions from the Plan are recorded on
              --------------------
              the valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.     VALUATION OF INVESTMENTS:
              ------------------------

              (1) Dominion Stock Fund - Investments in Dominion common stock are stated at fair value based on the closing sales price reported on the New York Stock Exchange on the last business day of the plan year.

              (2) Investment in Consolidated Natural Gas Master Trust - The fair value of the Plan's interest in the Master Trust is based on the beginning of the year value of the Plan's interest in the Master Trust plus actual contributions and allocated investment income less actual distributions and allocated administrative expenses. Quoted market prices are used to value investments in the Master Trust, with the exception of the trust's investment in the Fixed Investment Stable Value Fund.

              Investments in the Fixed Investment Stable Value Fund are stated at contract value, which approximates market value. Contract value represents contributions and income earned in the fund, less withdrawals. The fair market value of the contracts approximates the contract value.

              The CNG Stock Fund was stated at market value. Company common stock was purchased for participants on the open market, directly from the Company, and in certain circumstances, as shares or fractional shares from terminating employees' Plan and Employee Stock Ownership Plan accounts and other stockholders. Such shares or fractional shares were allocated among the accounts of participants directing the Trustees to purchase Company common stock.

              (3) Mutual Funds - Investments in mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the Plan at year-end.

              (4) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank (or trust company) sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

       b.     INVESTMENT INCOME - Dividend income is recognized on the
              -----------------
              ex-dividend date. Dividends received on all shares of company stock are reinvested in additional shares of Dominion common stock (previously in shares of CNG common stock).

              Diversified Equity Fund units of the Long-Term Thrift Trust are prorated to participants based on the unit value calculated at the end of each day.

              Realized gains and losses on the sale of investments are determined using the average cost method.

              Net investment income from mutual fund holdings includes dividend income and realized and unrealized appreciation/depreciation.

       c.     EXPENSES - The Plan's expenses are accrued as incurred and paid
              --------
              by the Plan, as provided by the Plan document.

       d.     USE OF ESTIMATES - The preparation of financial statements in
              ----------------
              conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits, and changes therein. Actual results could differ from those estimates.

       e.     RECLASSIFICATIONS - The Plan has adopted SOP 99-3 "Accounting and
              -----------------
              Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters". As a result, reclassifications have been made to eliminate the by-fund disclosure as previously required.

       f.     CONCENTRATION OF INVESTMENTS - Included in the Plan's net assets
              ----------------------------
              available for benefits at June 30, 2000, are investments in Dominion common stock amounting to approximately $101 million whose value could be subject to change based upon market conditions.

3.     INVESTMENTS

       The following presents investments that represent 5% or more of the Plan's net assets available for benefits:

                                                         June 30,
                                                   2000            1999

Plan interest in CNG Master Trust:
    CNG Stock Fund                            $        -      $ 216,229,169
    Diversified Equity Fund                     56,148,050       58,468,205
    Fixed Investment Stable Fund               241,866,028      164,793,417
Dominion Common Stock                          100,776,273              -
S & P 500 Index Fund                            57,279,314       47,592,677

    During July 1, 1999 through June 30, 2000, the Plan's investments (including gains and losses investments bought and sold, as well as held during the year) appreciated in value by $34,564,720 as follows:

Investments at Fair Value:
-------------------------

    Mutual Funds              $   984,775
    Common/Collective Trust     5,532,819
    Common Stock               28,047,126
                              -----------

                              $34,564,720
                              ===========

4.   PLAN TERMINATION

         Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, or upon complete or partial discontinuance of contributions, the accounts of each affected participant shall become fully vested.

5.   PLAN INTEREST IN CONSOLIDATED NATURAL GAS MASTER TRUST

         A portion of the Plan's investments are in a Master Trust which was established for the investment of assets of the Plan and the thrift plans of other subsidiaries of the Company. The assets of the Master Trust are held by Mellon Bank, N.A., as Trustee of the fund. Each participating thrift plan has an undivided interest in the Master Trust. The assets and income, including net appreciation (depreciation) in fair value of plan assets, are allocated to the participating plans based on each plan's proportionate share of the units of participation held in the fund each month. As of June 30, 2000 and 1999, the Plan's interest in the net assets of the Master Trust was approximately 55% and 72%, respectively, with varying interests in each of the funds.

         The following table presents the value of the undivided investments (and related investment income) in the Master Trust.

                                                         June 30,
                                                   2000           1999

         Diversified Equity Fund               $ 81,833,579   $ 67,461,670
         Fixed Investment Stable Value Fund
         (Note 5a)                              457,378,420    210,040,653
         Short-Term Money Market Fund             5,748,098      4,418,433
         CNG Stock Fund (Note 5b)                              333,954,519
                                               ------------   ------------

                          Total                $544,960,097   $615,875,275
                                               ============   ============

                                                   2000           1999

         Interest                              $ 23,074,768   $ 13,954,451
         Dividends                               12,629,671     11,490,054
         Net appreciation in fair value
         of investments                          50,562,484     21,608,256
                                               ------------   ------------

                          Total                $ 86,266,923   $ 47,052,761
                                               ============   ============

       a) The Fixed Investment Stable Value Fund holds investments in an interest bearing cash fund and in fully benefit-responsive insurance investment contracts and separate investment accounts. Insurance contracts and accounts are included in the financial statements at contract value as reported by the various insurance companies. Contract value represents contributions made under the contract, plus earnings, less participant withdrawals and administrative expenses. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment in this fund at contract value.

           There are no reserves against contract values for credit risks of the contract issuers or otherwise. The average yield and crediting interest rates for the years ended June 30, 2000 and 1999 were approximately 6.55% and 6.5%, respectively.

       b) The CNG Stock Fund was replaced by the Dominion Stock Fund on February 1, 2000. The Dominion Stock Fund is not a part of the CNG Master Trust.

6.   TAX STATUS

       The Plan is a qualified employees' profit sharing trust under Sections 401(a) and 401(k) of the IRC and, as such, is exempt from federal income taxes under Section 501(a). Pursuant to Section 402(a) of the IRC, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

       The Plan obtained its latest determination letter on May 9, 1996, in which the Internal Revenue Service stated that the Plan, as amended through July 2, 1995, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is currently designed and is currently operating in compliance with the applicable requirements of the Internal Revenue Code.

7.   MERGER OF CNG AND DOMINION

       On February 12, 1999, CNG and Dominion announced that a definitive merger agreement was approved by the Boards of Directors of both companies. On May 11, 1999, CNG announced that its Board had unanimously approved an amended and restated Agreement and Plan of Merger. The shareholders of both the CNG and Dominion and all applicable state regulatory commissions and federal regulatory agencies approved the merger.

       The merger agreement called for a two-step merger process. The first step, the First Merger, allowed shareholders of Dominion common stock to elect to exchange their shares for cash, new Dominion shares or a combination of cash and shares. The second step, the Second Merger, allowed shareholders of CNG common stock to elect to exchange their old shares for cash or new Dominion shares (at a prescribed formula) or a combination of cash and shares.

       As directed by the Trustee, Mellon Bank solicited elections from participants with respect to shares of stock allocated to their accounts. Effective with the completion of the merger, units of participation in the CNG Stock Fund were converted to cash and shares of Dominion common stock based upon participants' elections (subject to the terms of the merger agreement). The fund was renamed the Dominion Stock Fund.

       The merger was finalized on January 28, 2000 and results were posted to participants' accounts on February 14, 2000.

8.   SUBSEQUENT EVENT

         On October 20, 2000, the Board of Directors put forth a resolution stating that the Plan will be merged with the Dominion Resources, Inc. Employee Savings Plan. The anticipated Plan merger date is December 31, 2000.

SYSTEM THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY AND ITS
PARTICIPATING SUBSIDIARIES FOR EMPLOYEES WHO ARE NOT REPRESENTED
BY A RECOGNIZED UNION


SUPPLEMENTAL SCHEDULE AS OF JUNE 30, 2000
SCHEDULE H, ITEM 4(i):  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
--------------------------------------------------------------------------------



                                                             Current
                                                    ---------------------------
Description                                             Cost         Value

Dominion Resources, Inc., Common Stock              $ 94,723,797   $100,776,273
                                                    ------------   ------------

Interest in CNG Master Trust
    CNG Diversified Equity Fund                       35,260,357     56,148,050
    Money Market Fund                                  3,471,021      3,471,021
    Fixed Investment Stable Value Fund               215,157,355    241,866,028
                                                    ------------   ------------
                                                     253,888,733    301,485,099
                                                    ------------   ------------
Common/Collective Trusts
    EB Daily Liquidity Fund                            1,515,794      1,515,794
    Conservative Balanced Fund                         3,194,355      3,605,865
    Moderate Balanced Fund                            12,712,199     17,393,070
    Growth Balanced Fund                              17,409,147     22,699,859
                                                    ------------   ------------
                                                      34,831,495     45,214,588
                                                    ------------   ------------

Mutual Funds
    Masterworks S&P 500 Index Fund                    50,042,435     57,279,315
    Pimco Total Return Fund                            4,518,372      4,349,243
    T. Rowe Price International Income Stock Fund     16,257,641     17,490,066
    One Group Small Stock Fund                        19,433,137     21,366,348
                                                    ------------   ------------
                                                      90,251,585    100,484,972
                                                    ------------   ------------

Loans to Participants                                  3,533,176      3,533,176
                                                    ------------   ------------
Total Assets Held for Investment                    $477,228,786   $551,494,108
                                                    ============   ============

SYSTEM THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY AND ITS
PARTICIPATING SUBSIDIARIES FOR EMPLOYEES WHO ARE NOT
REPRESENTED BY A RECOGNIZED UNION


SUPPLEMENTAL SCHEDULE FOR THE YEAR ENDED JUNE 30, 2000
SCHEDULE H, ITEM 4(j):  SCHEDULE OF REPORTABLE TRANSACTIONS
--------------------------------------------------------------------------------

        Shares/                     Security                       Transaction              Cost of                   Proceeds
       Par Value                  Description                        Expense               Purchases                 From Sales
-----------------------------------------------------------------------------------------------------------------------------------
Single Transactions in Excess of Five Percent of Plan Assets

      2,166,047.00     Dominion Res. Inc. Common Stock*               $    -            $  87,589,525.56           $          -

        Shares/                     Security                       Transaction              Cost of                    Proceeds
       Par Value                  Description                        Expense               Purchases                  From Sales
-----------------------------------------------------------------------------------------------------------------------------------

Series of Transactions in Excess of Five Percent of Plan Assets

      2,798,959.00     Dominion Res. Inc. Common Stock*               $    -            $ 112,665,041.90           $          -
        379,715.00     Dominion Res. Inc. Common Stock*               $    -            $           -              $ 16,215,735.30

        965,055.82     Masterworks S&P 500 Index Fund                 $    -            $  25,359,810.65           $          -
        737,564.68     Masterworks S&P 500 Index Fund                 $    -            $           -              $ 19,568,803.87

        989,210.24     T. Rowe Price International Equity Fund        $    -            $  17,747,500.02           $          -
        792,714.04     T. Rowe Price International Equity Fund        $    -            $           -              $ 14,148,272.86

     38,251,919.28     EB Temporary Investment Fund                   $    -            $  38,251,919.28           $          -
     37,410,330.98     EB Temporary Investment Fund                   $    -            $           -              $ 37,410,330.98

     23,108,039.20     BSDT - Late Money Deposit Account              $    -            $  26,108,039.20           $          -
     26,108,039.20     BSDT - Late Money Deposit Account              $    -            $           -              $ 26,363,039.01

  *  A party-in-interest as defined by ERISA

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934



(Mark One):

  X         ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
-----
            EXCHANGE ACT OF 1934.
            For the fiscal year ended June 30, 2000.

                                      or

            TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
_____
            EXCHANGE ACT OF 1934.
            For the transition period from _________ to ________________.


Commission File number 333-95795

C. Full title of the plan and the address of the plan, if different from that of the issuer named below:



             THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY, INC.
             FOR EMPLOYEES OF THE COMPUTER OPERATIONS DEPARTMENT,
                 REPRESENTED BY THE NATURAL GAS WORKERS UNION,
                           LOCAL 555, SEIU, AFL-CIO


D. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

             THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY, INC.
             FOR EMPLOYEES OF THE COMPUTER OPERATIONS DEPARTMENT,
                 REPRESENTED BY THE NATURAL GAS WORKERS UNION,
                           LOCAL 555, SEIU, AFL-CIO


                                TABLE OF CONTENTS

                                                                         Pages
                                                                         -----
Financial Statements:

         Plan Assets and Liabilities
         As of June 30, 2000 and 1999                                        3

         Income, Expenses and Transfers for the Plan Year ending
         June 30, 2000                                                       4

         Specific Assets Held
         As of June 30, 2000                                                 5

             THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY, INC.
             FOR EMPLOYEES OF THE COMPUTER OPERATIONS DEPARTMENT,
                 REPRESENTED BY THE NATURAL GAS WORKERS UNION,
                           LOCAL 555, SEIU, AFL-CIO


                       SMALL PLAN FINANCIAL INFORMATION


                                              June 30
                                        1999           2000
                                     ----------     ----------

Plan assets and Liabilities:

Total  Plan Assets                   $1,388,226     $1,663,328

Total  Plan Liabilities                  13,864         87,874
                                     ----------     ----------

Net Plan Assets                      $1,374,362     $1,575,454
                                     ==========     ==========






The above ERISA plan information is presented in accordance with DOL Form 5500,
Schedule I.

             THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY, INC.
             FOR EMPLOYEES OF THE COMPUTER OPERATIONS DEPARTMENT,
                 REPRESENTED BY THE NATURAL GAS WORKERS UNION,
                           LOCAL 555, SEIU, AFL-CIO



                       SMALL PLAN FINANCIAL INFORMATION




                                              Year Ended

                                             June 30, 2000

                                            ---------------
Income, Expenses and Transfers:

 Contributions:
         Employer                            $      50,366
         Participants                               33,706

 Other Income                                      157,732
                                             -------------

 Total  income                                     241,804
                                             -------------


 Benefits paid                                      67,895
 Other expenses                                         34
                                             -------------

 Total deductions                                   67,929
                                             -------------

Net income                                   $     173,875
----------
                                             =============


Net transfers                                $      27,217
-------------
                                             =============



The above ERISA plan information is presented in accordance with DOL Form 5500,
Schedule I.

             THRIFT PLAN OF CONSOLIDATED NATURAL GAS COMPANY, INC.
             FOR EMPLOYEES OF THE COMPUTER OPERATIONS DEPARTMENT,
                 REPRESENTED BY THE NATURAL GAS WORKERS UNION,
                           LOCAL 555, SEIU, AFL-CIO



                       SMALL PLAN FINANCIAL INFORMATION




                                         Year Ended

                                        June 30, 2000

                                       ----------------
Specific Assets:

Employer Securities                       $     77,647
Participant Loans                               38,415





The above ERISA plan information is presented in accordance with DOL Form 5500,
Schedule I.

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934



(Mark One):

  X         ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
-----
            EXCHANGE ACT OF 1934.
            For the fiscal year ended June 30, 2000.

                                      or

            TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
_____
            EXCHANGE ACT OF 1934.
            For the transition period from _________ to ________________.


Commission File number 333-95795

E. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                  THRIFT PLAN OF CNG TRANSMISSION CORPORATION
                 AND HOPE GAS, INC. FOR EMPLOYEES REPRESENTED
                       BY THE UNITED GAS WORKERS UNION,
                   LOCAL NO. 69 - DIVISION II, SEIU, AFL-CIO

F. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

THRIFT PLAN OF CNG TRANSMISSION CORPORATION AND
HOPE GAS, INC. FOR EMPLOYEES REPRESENTED BY THE UNITED
GAS WORKERS UNION, LOCAL NO. 69 - DIVISION II, SEIU, AFL-CIO

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                                      Page
Independent Auditors' Report                                                             3


Financial Statements:

   Statements of Net Assets Available for Benefits as of June 30, 2000 and 1999          4

   Statement of Changes in Net Assets Available for Benefits for the
     Year Ended June 30, 2000                                                            5

   Notes to Financial Statements                                                    6 - 12



Supplemental Schedules as of and for the Year Ended June 30, 2000:

   Schedule H, Item 4(i):  Schedule of Assets Held for Investment Purposes              13

   Schedule H, Item 4(j):  Schedule of Reportable Transactions                          14

INDEPENDENT AUDITORS' REPORT


To the Trustee and Participants of the Thrift Plan of CNG Transmission
  Corporation and Hope Gas Inc. for Employees Represented by the United Gas Workers Union, Local 69 - Division II, SEIU, AFL-CIO.

We have audited the accompanying statement of net assets available for benefits of the Thrift Plan of CNG Transmission Corporation and Hope Gas Inc. for Employees Represented by the United Gas Workers Union, Local 69 - Division II, SEIU, AFL-CIO (the Plan) as of June 30, 2000 and the related statement of changes in net assets available for benefits for the year ended June 30, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Plan as of June 30, 1999 were audited by other auditors whose report, dated April 7, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of June 30, 2000, and the changes in net assets available for benefits for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2000 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP
Richmond,Virginia
December 20, 2000

THRIFT PLAN OF CNG TRANSMISSION CORPORATION AND
HOPE GAS, INC. FOR EMPLOYEES REPRESENTED BY THE UNITED
GAS WORKERS UNION, LOCAL 69 - DIVISION II, SEIU, AFL-CIO

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
--------------------------------------------------------------------------------

                                                         June 30,
                                                    2000          1999
Assets:
  Investments (Notes 2 and 3):
    Temporary investments                       $  1,794,328  $    820,751
    Corporate stock, common                       74,189,271   101,452,721
    Insurance Companies Pooled
    Separate Accounts                                    -      17,086,478
    Unallocated Insurance
    Company Contracts                                    -      29,556,126
    Interest in Master Trust                      80,285,532     5,184,740
    Loans to participants                          1,693,135     1,912,791
    Common/Collective Trusts                       3,248,829           -
    Mutual Funds                                   8,859,290           -
                                                ------------  ------------

                        Total investments        170,070,385   156,013,607
                                                ------------  ------------

  Receivables:
    Interest and dividends                             2,125        14,319
    Securities sold                                   19,833       547,947
    Contributions and loan repayments                    -         320,898
                                                ------------  ------------

                        Total receivables             21,958       883,164
                                                ------------  ------------

   Cash                                                  -       1,009,362
                                                ------------  ------------

  Total Assets                                   170,092,343   157,906,133
                                                ------------  ------------

  Liabilities:
    Accrued administrative expenses                      -       1,541,191
    Prepaid contributions                          1,929,140           -
                                                ------------  ------------

  Net Assets Available for Benefits             $168,163,203  $156,364,942
                                                ============  ============


  The accompanying notes are an integral part of these financial statements.

HOPE GAS, INC. FOR EMPLOYEES REPRESENTED BY THE UNITED
GAS WORKERS UNION, LOCAL 69 - DIVISION II, SEIU, AFL-CIO

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
Additions:
    Investment income:
        Dividend                                                 $ 2,177,369
        Interest                                                   1,095,504
        Net appreciation in fair value of investments             15,587,490
        Master Trust income                                        4,836,002
                                                               -------------

                    Total investment income                       23,696,365
                                                               -------------

    Contributions:
        Participant (Note 1)                                       4,818,895
        Participating company (Note 1)                             2,455,537
        Employee rollovers                                            17,496
                                                               -------------

                    Total contributions                            7,291,928
                                                               -------------

Total additions                                                   30,988,293
                                                               -------------
Deductions:
    Benefits paid to participants                                 18,462,218
    Administrative expenses                                            3,292
                                                               -------------
Total deductions                                                  18,465,510
                                                               -------------
Net increase before transfers                                     12,522,783

Transfer of participants' assets to other plans from the Plan        724,522
                                                               -------------

Net increase                                                      11,798,261

Net assets available for benefits:
    Beginning of year                                            156,364,942
                                                               -------------
    End of year                                                $ 168,163,203


The accompanying notes are an integral part of these financial statements.

THRIFT PLAN OF CNG TRANSMISSION CORPORATION AND
HOPE GAS, INC. FOR EMPLOYEES REPRESENTED BY THE UNITED
GAS WORKERS UNION, LOCAL NO. 69 - DIVISION II, SEIU, AFL-CIO


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  DESCRIPTION OF PLAN

         The following description of the Thrift Plan of CNG Transmission Corporation and Hope Gas, Inc. for Employees Represented by the United Gas Workers Union, Local Number 69- Division II, SEIU, AFL-CIO. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

         (a) GENERAL - The Plan is a defined contribution plan. The participants
             -------
         in the plan are union eligible employees of CNG Transmission Corporation and Hope Gas, Inc. (the Employers) which are wholly owned subsidiaries of Consolidated Natural Gas Company (the Company or CNG). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

         Employee and employer contributions are made pursuant to the terms of the plan and are held in funds administered by the Trustees under two declarations of trust, i.e., the Long-Term Thrift Trust and the Short-Term Thrift Trust (the Trusts).

         The Trusts are maintained in accordance with the Plan's provision to provide for the custody and investment of employee and employer contributions. They are administered by individual trustees (the "Trustee") who are appointed by and serve at the pleasure of the Company for a term of three years. The Trustees are employed by and are officers of various subsidiaries of the Company and serve without compensation from the Plan or Trusts. Custody of Plan assets resides with Mellon Bank, N.A. who also serves as the Plan's Trustee.

         (b) CONTRIBUTIONS - Under the Plan, participants may contribute not
             -------------
         less than 2% and not more than 16% (15% for participants with thirty or more years of service) of their earnings each pay period, in increments of 1%. If the participant elects that his employer make pretax contributions on his behalf, such contributions cannot exceed 10%, in increments of 1%, of his earnings each pay period subject to applicable Internal Revenue Code (IRC) limitations.

         (c) PARTICIPANT ACCOUNTS - Each participant's account includes the
             --------------------
         effect of the participant's contributions and withdrawals, as applicable, and allocations of the Company's contributions, Plan earnings, and administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non-vested accounts are used to reduce future employer contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

         Retired participants may elect to receive an amount equal to their vested Long-Term Thrift Trust account balance either in a lump sum or in installments. For terminations other than retirements, participants can only receive their vested Long-Term Thrift Trust account balance as a lump sum distribution. Upon termination and retirement, participants can only receive their Short-Term Thrift Trust account balance as a lump sum distribution.

         (d) PARTICIPANTS - Each employee is eligible to participate in the Plan
             ------------
         on an entirely voluntary
         basis. Participation by an employee becomes effective immediately upon completion and delivery to the Employer (or the Company) of an authorization form furnished by the Employer.

         (e) VESTING - Participants immediately vest in their contributions and
             -------
         earnings thereon. Participants vest in the Employer's matching contribution and related earnings based upon years of continuous service and are fully vested after five years of credited service. The Employer's matching contribution is based upon the participant's contribution rate and length of service.

         (f) INVESTMENT OPTIONS - Upon enrollment in the Plan, a participant may
             ------------------
         direct contributions in any option (except the loan fund) in 1% increments totaling to 100%. Investment options are valued daily. Changes in investment options may be made at any time and become effective with the subsequent pay period. Participants can make unlimited transfers among existing funds. The Plan provides for employee and employer contributions to be invested in the following:

         Short-Term Thrift Trust
         -----------------------

           (1)   Interest in CNG Master Trust:


                 CNG Short Term Money Market Fund - The Money Market Fund invests primarily in U.S. Treasury Bills, U.S. Treasury Notes, corporate notes, commercial paper, floating rate notes and repurchase agreements.

         Long-Term Thrift Trust
         ----------------------

           (1)   Common Stock:


                 Dominion Resources, Inc. (Dominion) Stock Fund - All investments are in Dominion common stock or cash equivalent investments for partial shares. The fund became effective as of February 1, 2000.

           (2)   Interest in CNG Master Trust:


                 CNG Stock Fund - The fund invested primarily in shares of CNG common stock. Participants purchased units of participation in the CNG Stock Fund continuously or from funds transferred from other investment options. Dividends on Company common stock held in the CNG Stock Fund were invested in additional units of the CNG Stock Fund and credited to participants' accounts. The fund ceased operations as of February 1, 2000.

                 Fixed Investment Stable Value Fund - The fund invests in group annuity contracts with one or more insurance companies and other short term fixed income securities. Investments under the contracts mature at various intervals. The interest rates, credited daily to participants' accounts, represent a composite of the income earned under the contracts with the insurance companies and the revenue earned from short-term fixed income securities.

                 Diversified Equity Fund - The fund invests primarily in the common stocks of large U.S. companies.

                 (3)  Mutual Funds:

                 The Masterworks S&P 500 Index Fund - The fund invests proportionately in all or nearly all of the stocks that are included in the Standard & Poor's 500 Stock Index.

                 The Small Stock Fund - The fund invests in stocks of small to mid-sized U.S. companies.

                 The International Equity Fund - The fund invests in stocks of companies outside the U.S.

                 The Intermediate Bond Fund - The fund invests primarily in fixed income securities of various maturities such as obligations of the U.S. Government, corporate debt securities, mortgage and other asset-backed securities and money market investments.

           (4)   Common/Collective Trusts:


                 The Conservative Balanced Fund, The Moderate Balanced Fund and the Growth Balanced Fund - These funds are common/collective trusts and each is designed to accomplish a specific investment objective. As such, each fund has a different diversified mix of stock, bond and short-term fixed income investments.

(g) PARTICIPANT LOANS - Participants are eligible to secure loans against their
    -----------------
plan account and repay the amount over a one to five-year period. The maximum loan amount is the lesser of:

       .  3 months base pay or
       .  50% of the vested account balance or
       . $50,000 (reduced by the maximum outstanding loan balance during the prior 12 months).

Loan transactions are treated as a transfer between the respective investment fund and the loan fund. The loans bear fixed interest at a rate commensurate with local prevailing rates at the time the loan is issued as determined by the Trustees.

Participants make repayments to the Plan on a monthly basis. Loan repayments, including interest, are deposited in the participant's account and invested in accordance with the participants then current investment elections. Defaults result in a reclassification of the remaining loan balances as taxable distributions to the participants.

(h) PAYMENTS OF BENEFITS - Distributions from the Plan are recorded on the
    --------------------
valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  VALUATION OF INVESTMENTS:
           ------------------------

           (1) Dominion Stock Fund - Investments in Dominion common stock are stated at fair value based on the closing sales price reported on the New York Stock Exchange on the last business day of the plan year.

           (2) Investment in Consolidated Natural Gas Master Trust - The fair value of the Plan's interest in the Master Trust is based on the beginning of the year value of the Plan's interest in the Master Trust plus actual contributions and allocated investment income less actual distributions and allocated administrative expenses. Quoted market prices are used to value investments in the Master Trust, with the exception of the trust's investment in the Fixed Investment Stable Value Fund.

           Investments in the Fixed Investment Stable Value Fund are stated at contract value, which approximates market value. Contract value represents contributions and income earned in the fund, less withdrawals. The fair market value of the contracts approximates the contract value.

           The CNG Stock Fund was stated at market value. Company common stock was purchased for participants on the open market, directly from the Company, and in certain circumstances, as shares or fractional shares from terminating employees' Plan and Employee Stock Ownership Plan accounts and other stockholders. Such shares or fractional shares were allocated among the accounts of participants directing the Trustees to purchase Company common stock.

           (3) Mutual Funds - Investments in mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the Plan at year-end.

           (4) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank (or trust company) sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

         b. INVESTMENT INCOME - Dividend income is recognized on the ex-dividend date. Dividends received on all shares of company stock are reinvested in additional shares of Dominion common stock (previously in shares of CNG common stock).

         Diversified Equity Fund units of the Long-Term Thrift Trust are prorated to participants based on the unit value calculated at the end of each day.

         Realized gains and losses on the sale of investments are determined using the average cost method.

         Net investment income from mutual fund holdings includes dividend income and realized and unrealized appreciation/depreciation.

         c. EXPENSES - The Plan's  expenses are accrued as incurred and paid by
            --------
         the Plan, as provided by the Plan document.

         d. USE OF ESTIMATES - The preparation of financial statements in
            ----------------
         conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits, and changes therein. Actual results could differ from those estimates.

         e. RECLASSIFICATIONS - The Plan has adopted SOP 99-3 "Accounting and
            -----------------
         Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters". As a result, reclassifications have been made to eliminate the by-fund disclosure as previously required.
         f. CONCENTRATION OF INVESTMENTS - Included in the Plan's net assets
            ----------------------------
         available for benefits at June 30, 2000, are investments in Dominion common stock amounting to approximately $74 million whose value could be subject to change based upon market conditions.

3.  INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets available for benefits:

                                                      June 30,
                                              2000                1999

    Insurance Company Contracts           $        -          $ 31,578,802
    Fixed Investment Stable Fund            71,760,281                 -
    Dominion Common Stock                   74,189,271                 -
    CNG Common Stock                               -           101,452,721


    During July 1, 1999 through June 30, 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated in value by $15,587,490 as follows:

Investments at Fair Value:
--------------------------
Mutual Funds                                                  $     200,286
Common/Collective Trust                                              42,676
Common Stock                                                     15,344,528
                                                              -------------
                                                              $  15,587,490
                                                              =============

4.  PLAN TERMINATION

      Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, or upon complete or partial discontinuance of contributions, the accounts of each affected participant shall become fully vested.

5.  PLAN INTEREST IN CONSOLIDATED NATURAL GAS MASTER TRUST

      A portion of the Plan's investments are in a Master Trust which was established for the investment of assets of the Plan and the thrift plans of other subsidiaries of the Company. The assets of the Master Trust are held by Mellon Bank, N.A., as Trustee of the fund. Each participating thrift plan has an undivided interest in the Master Trust. The assets and income, including net appreciation (depreciation) in fair value of plan assets, are allocated to the participating plans based on each plan's proportionate share of the units of participation held in the fund each month. As of June 30, 2000 and 1999, the Plan's interest in the net assets of the Master Trust was approximately 15% and 1%, respectively, with varying interests in each of the funds.

      The following table presents the value of the undivided investments (and related investment income) in the Master Trust.

                                                             June 30,
                                                      2000              1999

Diversified Equity Fund                          $  81,833,579     $  67,461,670
Fixed Investment Stable Value Fund (Note 5a)       457,378,420       210,040,653
Short-Term Money Market Fund                         5,748,098         4,418,433
CNG Stock Fund (Note 5b)                                   -         333,954,519
                                                 -------------      ------------


                                 Total           $ 544,960,097     $ 615,875,275
                                                 =============     =============

                                                      2000              1999

Interest                                         $  23,074,768     $  13,954,451
Dividends                                           12,629,671        11,490,054
Net appreciation in fair value
    of investments                                  50,562,484        21,608,256
                                                 -------------     -------------

                                 Total           $  86,266,923     $  47,052,761
                                                 =============     =============


         a) The Fixed Investment Stable Value Fund holds investments in an interest bearing cash fund and in fully benefit-responsive insurance investment contracts and separate investment accounts. Insurance contracts and accounts are included in the financial statement at contract value as reported by the various insurance companies. Contract value represents contributions made under the contract, plus earnings, less participant withdrawals and administrative expenses. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment in this fund at contract value.

         There are no reserves against contract values for credit risks of the contract issuers or otherwise. The average yield and crediting interest rates for the years ended June 30, 2000 and 1999 were approximately 6.55% and 6.5%, respectively.

         b) The CNG Stock Fund was replaced by the Dominion Stock Fund on February 1, 2000. The Dominion Stock Fund is not a part of the CNG Master Trust.

6.  TAX STATUS

         The Plan is a qualified employees' profit sharing trust under Sections 401(a) and 401(k) of the IRC and, as such, is exempt from federal income taxes under Section 501(a). Pursuant to Section 402(a) of the IRC, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

         The Plan obtained its latest determination letter on November 7, 1995, in which the Internal Revenue Service stated that the Plan, as amended through December 20, 1994 was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is currently designed and is currently operating in compliance with the applicable requirements of the Internal Revenue Code.

7.  MERGER OF CNG AND DOMINION

         On February 12, 1999, CNG and Dominion announced that a definitive merger agreement was approved by the Boards of Directors of both companies. On May 11, 1999, CNG announced that its Board had unanimously approved an amended and restated Agreement and Plan of Merger. The shareholders of both the CNG and Dominion and all applicable state regulatory commissions and federal regulatory agencies approved the merger.

         The merger agreement called for a two-step merger process. The first step, the First Merger, allowed shareholders of Dominion common stock to elect to exchange their shares for cash, new Dominion shares or a combination of cash and shares. The second step, the Second Merger, allowed shareholders of CNG common stock to elect to exchange their old shares for cash or new Dominion shares (at a prescribed formula) or a combination of cash and shares.

         As directed by the Trustee, Mellon Bank solicited elections from participants with respect to shares of stock allocated to their accounts. Effective with the completion of the merger, units of participation in the CNG Stock Fund were converted to cash and shares of Dominion common stock based upon participants' elections (subject to the terms of the merger agreement). The fund was renamed the Dominion Stock Fund.

         The merger was finalized on January 28, 2000 and results were posted to participants' accounts on February 14, 2000.

THRIFT PLAN OF CNG TRANSMISSION CORPORATION AND
HOPE GAS, INC. FOR EMPLOYEES REPRESENTED BY THE UNITED
GAS WORKERS UNION, LOCAL NO. 69 - DIVISION II, SEIU, AFL-CIO

SUPPLEMENTAL SCHEDULE AS OF JUNE 30, 2000
SCHEDULE H, ITEM 4(i):  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
--------------------------------------------------------------------------------


                                                             Current
                                                    --------------------------
Description                                             Cost         Value

BSDT - Late Money Deposit Account                   $  1,794,328  $  1,794,328
                                                    ------------  ------------

Dominion Resources, Inc., Common Stock                69,619,634    74,189,271
                                                    ------------  ------------

Interest in CNG Master Trust
    CNG Diversified Equity Fund                        7,654,842     7,864,794
    Money Market Fund                                    660,456       660,456
    Fixed Investment Stable Value Fund                69,413,791    71,760,282
                                                    ------------  ------------
                                                      77,729,089    80,285,532
                                                    ------------  ------------
Common/Collective Trusts
    EB Daily Liquidity Fund                              139,455       139,455
    Conservative Balanced Fund                           130,949       135,309
    Moderate Balanced Fund                             1,179,671     1,199,313
    Growth Balanced Fund                               1,752,639     1,774,752
                                                    ------------  ------------
                                                       3,202,714     3,248,829
                                                    ------------  ------------
Mutual Funds
    Masterworks S&P 500 Index Fund                     6,250,818     6,352,148
    Pimco Total Return Fund                              206,514       207,188
    T. Rowe Price International Income Stock Fund      1,249,188     1,235,034
    One Group Small Stock Fund                         1,024,502     1,064,920
                                                    ------------  ------------
                                                       8,731,022     8,859,290
                                                    ------------  ------------

Loans to Participants                                  1,693,135     1,693,135
                                                    ------------  ------------
Total Assets Held for Investment                    $162,769,922  $170,070,385
                                                    ============  ============

THRIFT PLAN OF CNG TRANSMISSION CORPORATION AND
HOPE GAS, INC. FOR EMPLOYEES REPRESENTED BY THE UNITED
GAS WORKERS UNION, LOCAL NO. 69 - DIVISION II, SEIU, AFL-CIO

SUPPLEMENTAL SCHEDULE FOR THE YEAR ENDED JUNE 30, 2000
SCHEDULE H, ITEM 4(j):  SCHEDULE OF REPORTABLE TRANSACTIONS
--------------------------------------------------------------------------------

       Shares/                 Security                   Transaction                Cost of             Proceeds
      Par Value               Description                   Expense                 Purchases           From Sales
----------------------------------------------------------------------------------------------------------------------
Single Transactions in Excess of Five Percent of Plan Assets

     1,510,244.00     Dominion Res. Inc. Common Stock*       $   -               $ 61,070,491.75        $        -

       Shares/                 Security                   Transaction                Cost of             Proceeds
      Par Value               Description                   Expense                 Purchases           From Sales
----------------------------------------------------------------------------------------------------------------------

Series of Transactions in Excess of Five Percent of Plan Assets

     1,833,901.00     Dominion Res. Inc. Common Stock*       $   -               $ 73,777,208.00        $         -
        85,670.00     Dominion Res. Inc. Common Stock*       $   -               $          -           $ 3,556,855.62

       407,592,43     Masterworks S&P 500 Index Fund         $   -               $ 10,640,143.30        $         -
       170,665.51     Masterworks S&P 500 Index Fund         $   -               $          -           $ 4,497,171.07

    13,423,455.66     EB Temporary Investment Fund           $   -               $ 13,423,455.66        $         -
    13,284,000.45     EB Temporary Investment Fund           $   -               $          -           $13,284,000.45

    26,108,039.20     BSDT - Late Money Deposit Account      $   -               $  8,072,693.36        $         -
    26,108,039.20     BSDT - Late Money Deposit Account      $   -               $          -           $ 6,278,365.65

*  A party-in-interest as defined by ERISA

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

(Mark One):

    X      ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
  -----
           EXCHANGE ACT OF 1934.
           For the fiscal year ended June 30, 2000.

                                      or

  _____ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the transition period from _________ to ________________.


Commission File number 333-95795

G. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                   THRIFT PLAN OF THE EAST OHIO GAS COMPANY
          FOR EMPLOYEES REPRESENTED BY THE NATURAL GAS WORKERS UNION,
                           LOCAL 555, SEIU, AFL-CIO


H. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

THRIFT PLAN OF EAST OHIO GAS COMPANY
FOR EMPLOYEES REPRESENTED BY THE NATURAL GAS
WORKERS UNION, LOCAL 555, SEIU, AFL-CIO

TABLE OF CONTENTS
---------------------------------------------------------------------------------------

                                                                                   Page
Independent Auditors' Report                                                          3

Financial Statements:

 Statements of Net Assets Available for Benefits as of June 30, 2000 and 1999         4

 Statement of Changes in Net Assets Available for Benefits for the
  Year Ended June 30, 2000                                                            5

 Notes to Financial Statements                                                   6 - 12

Supplemental Schedules as of and for the Year Ended June 30, 2000:

  Schedule H, Item 4(i): Schedule of Assets Held for Investment Purposes             13

  Schedule H, Item 4(j): Schedule of Reportable Transactions                         14

INDEPENDENT AUDITORS' REPORT

To the Trustee and Participants of the
  Thrift Plan of East Ohio Gas Company for Employees
  Represented by the Natural Gas Workers Union, Local 555, SEIU, AFL-CIO

We have audited the accompanying statement of net assets available for benefits of the Thrift Plan of East Ohio Gas Company for Employees Represented by the Natural Gas Workers Union, Local 555, SEIU, AFL-CIO (the Plan) as of June 30, 2000 and the related statement of changes in net assets available for benefits for the year ended June 30, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Plan as of June 30, 1999 were audited by other auditors whose report, dated April 7, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of June 30, 2000, and the changes in net assets available for benefits for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2000 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP
Richmond,Virginia
December 20, 2000

THRIFT PLAN OF EAST OHIO GAS COMPANY
FOR EMPLOYEES REPRESENTED BY THE NATURAL GAS
WORKERS UNION, LOCAL 555, SEIU, AFL-CIO

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
--------------------------------------------------------------------------------
                                                            June 30,
                                                      2000           1999
Assets:
  Investments (Notes 3 and 4):
    Temporary investments                         $      2,791   $          -
    Common stock                                    54,688,478         95,835
    Common/Collective Trusts                         6,354,430      2,620,145
    Mutual Funds                                    18,563,662      9,472,731
    Interest in Master Trust                       106,098,416    167,279,856
    Loans to Participants                            2,287,100      2,494,982
                                                  ------------   ------------
                             Total investments     187,994,877    181,963,549
                                                  ------------   ------------

  Receivables:
    Interest                                             2,104              -
    Contributions                                      171,460              -
    Other                                               20,437              -
                                                  ------------   ------------
                             Total receivables         194,001              -
                                                  ------------   ------------

  Cash and Cash Equivalents                              4,977              -
                                                  ------------   ------------

Total Assets                                       188,193,855    181,963,549
                                                  ------------   ------------

LIABILITIES:
  Accrued administrative expenses                        2,609              -
  Other                                                 32,748              -
                                                  ------------   ------------
Total Liabilities                                       35,357              -
                                                  ------------   ------------

NET ASSETS AVAILABLE FOR BENEFITS                 $188,158,498   $181,963,549
                                                  ============   ============


The accompanying notes are an integral part of these financial statements.

THRIFT PLAN OF THE EAST OHIO GAS COMPANY
FOR EMPLOYEES REPRESENTED BY THE NATURAL GAS
WORKERS UNION, LOCAL 555, SEIU, AFL-CIO

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

Additions:
  Investment income:
    Dividend                                                        $  2,660,424
    Interest                                                             337,697
    Net appreciation in fair value of investments                     16,115,208
    Master Trust income                                                6,122,144
                                                                    ------------

                                   Total investment income            25,235,473
                                                                    ------------

  Contributions:
    Participant (Note 1)                                               5,806,476
    Participating company (Note 1)                                     3,610,522
    Employee rollovers                                                    20,980
                                                                    ------------

                                   Total contributions                 9,437,978
                                                                    ------------

Total additions                                                       34,673,451
                                                                    ------------

Deductions:
  Benefits paid to participants                                       28,041,161
  Forfeitures                                                             65,615
  Administrative expenses                                                    628
                                                                    ------------

Total deductions                                                      28,107,404
                                                                    ------------

Net increase before transfers                                          6,566,047

Transfer of participants' assets from the Plan to other plans            371,098
                                                                    ------------

Net increase                                                           6,194,949

Net assets available for benefits:
  Beginning of year                                                  181,963,549
                                                                    ------------

  End of year                                                       $188,158,498
                                                                    ============

The accompanying notes are an integral part of these financial statements.

THRIFT PLAN OF THE EAST OHIO GAS COMPANY
FOR EMPLOYEES REPRESENTED BY THE NATURAL GAS
WORKERS UNION, LOCAL 555, SEIU, AFL-CIO

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  DESCRIPTION OF PLAN

          The following description of the Thrift Plan of the East Ohio Gas Company for Employees Represented by the Natural Gas Workers Union, Local 555, SEIU, AFL-CIO (the Plan) provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

          a. GENERAL - The Plan is a defined contribution plan. The participants
             -------
          in the Plan are union- eligible employees of East Ohio Gas Company (the Employer). The East Ohio Gas Company is a wholly-owned subsidiary of Consolidated Natural Gas Company (the Company or CNG). Each employee is eligible to participate in the plan on an entirely voluntary basis. Participation by an employee becomes effective immediately upon completion and delivery to the employer of an authorized form furnished by the employer. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

          Employee and employer contributions are made pursuant to the terms of the plan and are held in funds administered by the Trustees under two declarations of trust, i.e., the Long-Term Thrift Trust and the Short-Term Thrift Trust (the Trusts).

          The Trusts are maintained in accordance with the Plan's provision to provide for the custody and investment of employee and employer contributions. They are administered by individual trustees (the Trustee) who are appointed by and serve at the pleasure of the Company for a term of three years. The Trustees are employed by and are officers of various subsidiaries of the Company and serve without compensation from the Plan or Trusts. Custody of Plan assets resides with Mellon Bank, N.A. who also serves as the Plan's Trustee.

          b. CONTRIBUTIONS - Under the Plan, participants may contribute not
             -------------
          less than 2% and not more than 16% (15% for participants with thirty or more years of service) of their earnings each pay period, in increments of 1%. If the participant elects that his employer make pretax contributions on his behalf, such contributions cannot exceed 10%, in increments of 1%, of his earnings each pay period subject to applicable Internal Revenue Code (IRC) limitations.

          c. PARTICIPANT ACCOUNTS - Each participant's account includes the
             --------------------
          effect of the participant's contributions and withdrawals, as applicable, and allocations of the Company's contributions, Plan earnings, and administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non-vested accounts are used to reduce future employer contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

          Retired participants may elect to receive an amount equal to their vested Long-Term Thrift Trust account balance either in a lump sum or in installments. For terminations other than retirements, participants can only receive their vested Long-Term Thrift Trust account balance as a lump sum distribution. Upon termination and retirement, participants can only receive their Short-Term Thrift

          Trust account balance as a lump sum distribution.

          d. PARTICIPANTS - Each employee is eligible to participate in the Plan
             ------------
          on an entirely voluntary basis. Participation by an employee becomes effective immediately upon completion and delivery to the Employer (or the Company) of an authorization form furnished by the Employer.

          e. VESTING - Participants immediately vest in their contributions and
             -------
          earnings thereon. Participants vest in the Employer's matching contribution and related earnings based upon years of continuous service and are fully vested after five years of credited service. The Employer's matching contribution is based upon the participant's contribution rate and length of service.

          f. INVESTMENT OPTIONS - Upon enrollment in the Plan, a participant may
             ------------------
          direct contributions in any option (except the loan fund) in 1% increments totaling to 100%. Investment options are valued daily. Changes in investment options may be made at any time and become effective with the subsequent pay period. Participants can make unlimited transfers among existing funds. The Plan provides for employee and employer contributions to be invested in the following:

          Short-Term Thrift Trust
          -----------------------

          (1) Interest in CNG Master Trust:


               CNG Short Term Money Market Fund - The Money Market Fund invests primarily in U.S. Treasury Bills, U.S. Treasury Notes, corporate notes, commercial paper, floating rate notes and repurchase agreements.

          Long-Term Thrift Trust
          ----------------------

          (1) Common Stock:

               Dominion Resources, Inc. (Dominion) Stock Fund - All investments are in Dominion common stock or cash equivalent investments for partial shares. The fund became effective as of February 1, 2000.

          (2) Interest in CNG Master Trust:

               CNG Stock Fund - The fund invested primarily in shares of CNG common stock. Participants purchased units of participation in the CNG Stock Fund continuously or from funds transferred from other investment options. Dividends on Company common stock held in the CNG Stock Fund were invested in additional units of the CNG Stock Fund and credited to participants' accounts. The fund ceased operations as of February 1, 2000.

               Fixed Investment Stable Value Fund - The fund invests in group annuity contracts with one or more insurance companies and other short term fixed income securities. Investments under the contracts mature at various intervals. The interest rates, credited daily to participants' accounts, represent a composite of the income earned under the contracts with the insurance companies and the revenue earned from short-term fixed income securities.

               Diversified Equity Fund - The fund invests primarily in the common stocks of large U.S. companies.

               (3)  Mutual Funds:

               The Masterworks S&P 500 Index Fund - The fund invests proportionately in all or nearly all of the stocks that are included in the Standard & Poor's 500 Stock Index.

               The Small Stock Fund - The fund invests in stocks of small to mid-sized U.S. companies.

               The International Equity Fund - The fund invests in stocks of companies outside the U.S.

               The Intermediate Bond Fund - The fund invests primarily in fixed income securities of various maturities such as obligations of the U.S. Government, corporate debt securities, mortgage and other asset-backed securities and money market investments.

               (4)  Common/Collective Trusts:

               The Conservative Balanced Fund, The Moderate Balanced Fund and the Growth Balanced Fund - These funds are common/collective trusts and each is designed to accomplish a specific investment objective. As such, each fund has a different diversified mix of stock, bond and short-term fixed income investments.

     g.   PARTICIPANT LOANS - Participants are eligible to secure loans against
          -----------------
     their plan account and repay the amount over a one to five-year period. The maximum loan amount is the lesser of:

          .  3 months base pay or 50% of the vested account balance or

          . $50,000 (reduced by the maximum outstanding loan balance during the prior 12 months).

          Loan transactions are treated as a transfer between the respective investment fund and the loan fund. The loans bear fixed interest at a rate commensurate with local prevailing rates at the time the loan is issued as determined by the Trustees.

          Participants make repayments to the Plan on a monthly basis. Loan repayments, including interest, are deposited in the participant's account and invested in accordance with the participants' then current investment elections. Defaults result in a reclassification of the remaining loan balances as taxable distributions to the participants.

     h.   PAYMENTS OF BENEFITS - Distributions from the Plan are recorded on the
          --------------------
     valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  VALUATION OF INVESTMENTS:
         ------------------------

          (1) Dominion Stock Fund - Investments in Dominion common stock are stated at fair value based on the closing sales price reported on the New York Stock Exchange on the last business day of the plan year.

          (2) Investment in Consolidated Natural Gas Master Trust - The fair value of the Plan's interest in the Master Trust is based on the beginning of the year value of the Plan's interest in the Master Trust plus actual contributions and allocated investment income less actual distributions and allocated administrative expenses. Quoted market prices are used to value investments in the Master Trust, with the exception of the trust's investment in the Fixed Investment Stable Value Fund.

               Investments in the Fixed Investment Stable Value Fund are stated at contract value, which approximates market value. Contract value represents contributions and income earned in the fund, less withdrawals. The fair market value of the contracts approximates the contract value.

               The CNG Stock Fund was stated at market value. Company common stock was purchased for participants on the open market, directly from the Company, and in certain circumstances, as shares or fractional shares from terminating employees' Plan and Employee Stock Ownership Plan accounts and other stockholders. Such shares or fractional shares were allocated among the accounts of participants directing the Trustees to purchase Company common stock.

          (3) Mutual Funds - Investments in mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the Plan at year-end.

          (4) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank (or trust company) sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

          b.   INVESTMENT INCOME - Dividend income is recognized on the ex-
               -----------------
          dividend date. Dividends received on all shares of company stock are reinvested in additional shares of Dominion common stock (previously in shares of CNG common stock).

          Diversified Equity Fund units of the Long-Term Thrift Trust are prorated to participants based on the unit value calculated at the end of each day.

          Realized gains and losses on the sale of investments are determined using the average cost method.

          Net investment income from mutual fund holdings includes dividend income and realized and unrealized appreciation/depreciation.

          c.   EXPENSES - The Plan's expenses are accrued as incurred and paid
               --------
          by the Plan, as provided by the Plan document.

          d.   USE OF ESTIMATES - The preparation of financial statements in
               ----------------
          conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits, and changes therein. Actual results could differ from those estimates.

          e.   RECLASSIFICATIONS - The Plan has adopted SOP 99-3 "Accounting and
               -----------------
          Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters". As a result, reclassifications have been made to eliminate the by-fund disclosure as previously required.

          f.   CONCENTRATION OF INVESTMENTS - Included in the Plan's net assets
               ----------------------------
          available for benefits at June 30, 2000, are investments in Dominion common stock amounting to approximately $55 million whose value could be subject to change based upon market conditions.

3. INVESTMENTS

     The following presents investments that represent 5% or more of the Plan's net assets available for benefits:

                                                          June 30,
                                                    2000           1999

Plan interest in CNG Master Trust:
    CNG Stock Fund                           $       -        $115,057,833
    Diversified Equity Fund                   10,048,622               -
    Fixed Investment Stable Fund              94,996,320        44,202,340
Dominion Common Stock                         54,688,478
S&P 500 Index Fund                            12,535,966               -

     During July 1, 1999 through June 30, 2000, the Plan's investments
          (including gains and losses on investments bought and sold, as well as held during the year) appreciated in value by $16,115,208 as follows:

Investments at Fair Value:
--------------------------

Mutual Funds                                                  $   241,424
Common/Collective Trust                                           545,407
Common Stock                                                   15,328,377
                                                              -----------

                                                              $16,115,208
                                                              ===========


4. PLAN TERMINATION

     Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, or upon complete or partial discontinuance of contributions, the accounts of each affected participant shall become fully vested.

5. PLAN INTEREST IN CONSOLIDATED NATURAL GAS MASTER TRUST

     A portion of the Plan's investments are in a Master Trust which was established for the investment of assets of the Plan and the thrift plans of other subsidiaries of the Company. The assets of the Master Trust are held by Mellon Bank, N.A., as Trustee of the fund. Each participating thrift plan has an undivided interest in the Master Trust. The assets and income, including net appreciation (depreciation) in fair value of plan assets, are allocated to the participating plans based on each plan's proportionate share of the units of participation held in the fund each month. As of June 30, 2000 and 1999, the Plan's interest in the net assets of the Master Trust was approximately 19% and 27%, respectively, with varying interests in each of the funds.

     The following table presents the value of the undivided investments (and related investment income) in the Master Trust.

                                                               June 30,
                                                        2000            1999

     Diversified Equity Fund                       $ 81,833,579    $ 67,461,670
     Fixed Investment Stable Value Fund (Note 5a)   457,378,420     210,040,653
     Short-Term Money Market Fund                     5,748,098       4,418,433
     CNG Stock Fund (Note 5b)                                 -     333,954,519
                                                   ------------    ------------

       Total                                       $544,960,097    $615,875,275
                                                   ============    ============

                                                        2000            1999

     Interest                                      $ 23,074,768    $ 13,954,451
     Dividends                                       12,629,671      11,490,054
     Net appreciation in fair value
      of investments                                 50,562,484      21,608,256
                                                   ------------    ------------

       Total                                       $ 86,266,923    $ 47,052,761
                                                   ============    ============


     (a) The Fixed Investment Stable Value Fund holds investments in an interest bearing cash fund and in fully benefit-responsive insurance investment contracts and separate investment accounts. Insurance contracts and accounts are included in the financial statement at contract value as reported by the various insurance companies. Contract value represents contributions made under the contract, plus earnings, less participant withdrawals and administrative expenses. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment in this fund at contract value.

         There are no reserves against contract values for credit risks of the contract issuers or otherwise. The average yield and crediting interest rates for the years ended June 30, 2000 and 1999 were approximately 6.55% and 6.5%, respectively.

     (b) The CNG Stock Fund was replaced by the Dominion Stock Fund on February 1, 2000. The Dominion Stock Fund is not a part of the CNG Master Trust.

6. TAX STATUS

     The Plan is a qualified employees' profit sharing trust under Sections 401(a) and 401(k) of the IRC and, as such, is exempt from federal income taxes under Section 501(a). Pursuant to Section 402(a) of the IRC, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

     The Plan obtained its latest determination letter on November 1, 1995, in which the Internal Revenue Service stated that the Plan, as amended through December 22, 1994 was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is currently designed and is currently operating in compliance with the applicable requirements of the Internal Revenue Code.

7. MERGER OF CNG AND DOMINION

     On February 12, 1999, CNG and Dominion announced that a definitive merger agreement was approved by the Boards of Directors of both companies. On May 11, 1999, CNG announced that its Board had unanimously approved an amended and restated Agreement and Plan of Merger. The shareholders of both the CNG and Dominion and all applicable state regulatory commissions and federal regulatory agencies approved the merger.

     The merger agreement called for a two-step merger process. The first step, the First Merger, allowed shareholders of Dominion common stock to elect to exchange their shares for cash, new Dominion shares or a combination of cash and shares. The second step, the Second Merger, allowed shareholders of CNG common stock to elect to exchange their old shares for cash or new Dominion shares (at a prescribed formula) or a combination of cash and shares.

     As directed by the Trustee, Mellon Bank solicited elections from participants with respect to shares of stock allocated to their accounts. Effective with the completion of the merger, units of participation in the CNG Stock Fund were converted to cash and shares of Dominion common stock based upon participants' elections (subject to the terms of the merger agreement). The fund was renamed the Dominion Stock Fund.

     The merger was finalized on January 28, 2000 and results were posted to participants' accounts on February 14, 2000.

THRIFT PLAN OF THE EAST OHIO GAS COMPANY
FOR EMPLOYEES REPRESENTED BY THE NATURAL GAS
WORKERS UNION, LOCAL 555, SEIU, AFL-CIO

SUPPLEMENTAL SCHEDULE AS OF JUNE 30, 2000
SCHEDULE H, ITEM 4(i):  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

-------------------------------------------------------------------------------

                                                             Current
                                                  ---------------------------
Description                                            Cost          Value

BSDT - Late Money Deposit Account                 $      2,791   $      2,791
                                                  ------------   ------------

Dominion Resources, Inc., Common Stock              51,250,835     54,688,478
                                                  ------------   ------------

Interest in CNG Master Trust
    CNG Diversified Equity Fund                      8,803,001     10,048,623
    Money Market Fund                                1,053,472      1,053,473
    Fixed Investment Stable Value Fund              89,695,607     94,996,320
                                                  ------------   ------------
                                                    99,552,080    106,098,416
                                                  ------------   ------------

Common/Collective Trusts
    EB Daily Liquidity Fund                            255,003        255,003
    Conservative Balanced Fund                         328,300        358,920
    Moderate Balanced Fund                           1,544,923      1,766,804
    Growth Balanced Fund                             3,512,897      3,973,703
                                                  ------------   ------------
                                                     5,641,123      6,354,430
                                                  ------------   ------------

Mutual Funds
    Masterworks S&P 500 Index Fund                  11,922,375     12,535,966
    Pimco Total Return Fund                            572,655        554,080
    T. Rowe Price International Income Stock Fund    2,235,017      2,289,481
    One Group Small Stock Fund                       3,032,433      3,184,135
                                                  ------------   ------------
                                                    17,762,480     18,563,662
                                                  ------------   ------------

Loans to Participants                                2,287,100      2,287,100
                                                  ------------   ------------

Total Assets Held for Investment                  $176,496,409   $187,994,877
                                                  ============   ============

THRIFT PLAN OF THE EAST OHIO GAS COMPANY
FOR EMPLOYEES REPRESENTED BY THE NATURAL GAS
WORKERS UNION, LOCAL 555, SEIU, AFL-CIO

SUPPLEMENTAL SCHEDULE FOR THE YEAR ENDED JUNE 30, 2000
SCHEDULE H, ITEM 4(j): SCHEDULE OF REPORTABLE TRANSACTIONS
---------------------------------------------------------------------------


     Shares/                     Security                Transaction     Cost of         Proceeds
    Par Value                  Description                 Expense      Purchases       From Sales
------------------------------------------------------------------------------------------------------
Single Transactions in Excess of Five Percent of Plan Assets

   1,212,634.00   Dominion Res. Inc. Common Stock*          $   -     $49,035,887.38     $        -

     Shares/                     Security                Transaction     Cost of         Proceeds
    Par Value                  Description                 Expense      Purchases       From Sales
------------------------------------------------------------------------------------------------------
 Series of Transactions in Excess of Five Percent of Plan Assets

   1,476,828.00   Dominion Res. Inc. Common Stock*          $   -     $59,327,137.47     $        -
     146,877.00   Dominion Res. Inc. Common Stock*          $   -     $         -        $6,203,789.55

    331,094.14    Masterworks S&P 500 Index Fund            $   -     $ 8,555,854.58     $        -
    127,156.14    Masterworks S&P 500 Index Fund            $   -     $            -     $3,385,076.06

   8,342,982.68   EB Temporary Investment Fund              $   -     $ 8,342,982.68     $        -
   8,089,974.59   EB Temporary Investment Fund              $   -     $            -     $8,089,974.59

  *  A party-in-interest as defined by ERISA

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934



(Mark One):

      X      ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
    -----
             EXCHANGE ACT OF 1934.
             For the fiscal year ended June 30, 2000.

                                       or

    _____    TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from _________ to ________________.


Commission File number 333-95795

I. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                THRIFT PLAN OF THE PEOPLES NATURAL GAS COMPANY
          FOR EMPLOYEES REPRESENTED BY THE UNITED GAS WORKERS UNION,
                      LOCAL 69- DIVISION I, SEIU, AFL-CIO



J. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

THRIFT PLAN OF THE PEOPLES NATURAL GAS COMPANY
FOR EMPLOYEES REPRESENTED BY UNITED GAS WORKERS UNION, LOCAL 69-
DIVISION I, SEIU, AFL-CIO
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
Independent Auditors' Report                                                   3

Financial Statements:

 Statements of Net Assets Available for Benefits as of June 30, 2000 and 1999  4

 Statement of Changes in Net Assets Available for Benefits for the
  Year Ended June 30, 2000                                                     5

 Notes to Financial Statements                                            6 - 12


Supplemental Schedules as of and for the Year Ended June 30, 2000:

 Schedule H, Item 4(i): Schedule of Assets Held for Investment Purposes       13

 Schedule H, Item 4(j): Schedule of Reportable Transactions                   14

INDEPENDENT AUDITORS' REPORT

To the Trustee and Participants of the
  Thrift Plan of East Ohio Gas Company for Employees
  Represented by the Natural Gas Workers Union, Local 555, SEIU, AFL-CIO

We have audited the accompanying statement of net assets available for benefits of the Thrift Plan of East Ohio Gas Company for Employees Represented by the Natural Gas Workers Union, Local 555, SEIU, AFL-CIO (the Plan) as of June 30, 2000 and the related statement of changes in net assets available for benefits for the year ended June 30, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Plan as of June 30, 1999 were audited by other auditors whose report, dated April 7, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of June 30, 2000, and the changes in net assets available for benefits for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2000 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP
Richmond,Virginia
December 20, 2000

THRIFT PLAN OF THE PEOPLES NATURAL GAS COMPANY
FOR EMPLOYEES REPRESENTED BY UNITED GAS WORKERS UNION,
LOCAL 69 - DIVISION I, SEIU, AFL-CIO

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
--------------------------------------------------------------------------------

                                                                           June 30,
                                                                   2000               1999
Assets:
 Investments (Notes 3 and 4):
   Temporary investments                                         $   261,087        $   155,836
   Corporate stock, common                                        38,989,453         60,807,890
   Insurance Companies Pooled Separate Accounts                            -          8,403,951
   Unallocated Insurance Company Contracts                                 -         14,537,123
   Common/Collective Trusts                                        2,995,330                  -
   Mutual Funds                                                    7,001,723                  -
   Interest in Master Trust                                       46,819,253          3,087,078
   Loans to participants                                             693,538            783,420
                                                                 -----------        -----------
                                Total investments                 96,760,384         87,775,298
                                                                 -----------        -----------

 Receivables:
   Interest                                                            1,377              9,540
   Contributions and loan repayments                                       -             73,794
   Securities sold                                                    18,029            529,508
                                                                 -----------        -----------
                                Total receivables                     19,406            612,842
                                                                 -----------        -----------
 Cash                                                                      -            164,029
                                                                 -----------        -----------
Total Assets                                                      96,779,790         88,552,169
                                                                 -----------        -----------

Liabilities:
 Accrued administrative expenses                                           -          1,047,394
 Securities purchased                                                254,347                  -
 Prepaid contributions                                               362,779                  -
                                                                 -----------        -----------

Net Assets Available For Benefits                                $96,162,664        $87,504,775
                                                                 ===========        ===========

The accompanying notes are an integral part of these financial statements.

THRIFT PLAN OF THE PEOPLES NATURAL GAS COMPANY
FOR EMPLOYEES REPRESENTED BY UNITED GAS WORKERS UNION,
LOCAL 69 - DIVISION I, SEIU, AFL-CIO

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED JUNE 30, 2000

--------------------------------------------------------------------------------
Additions:
  Investment income:
    Dividend                                                         $ 1,139,516
    Interest                                                             518,450
    Net appreciation in fair value of investments                      9,066,445
    Master Trust income                                                2,703,166
                                                                     -----------
                    Total investment income                           13,427,577
                                                                     -----------

 Contributions:
    Participant (Note 1)                                               2,440,963
    Participating company (Note 1)                                     1,331,191
    Employee rollovers                                                    30,280
                                                                     -----------
                    Total contributions                                3,802,434
                                                                     -----------

Total additions                                                       17,230,011
                                                                     -----------

Deductions:
  Benefits paid to participants                                        8,339,168
  Administrative expenses                                                  1,075
                                                                     -----------
Total deductions                                                       8,340,243
                                                                     -----------
Net increase before transfers                                          8,889,768

Transfer of participants' assets from the Plan to other plans            231,879
                                                                     -----------
Net increase                                                           8,657,889

Net assets available for benefits:
  Beginning of year                                                   87,504,775
                                                                     -----------
  End of year                                                        $96,162,664
                                                                     ===========

The accompanying notes are an integral part of these financial statements.

THRIFT PLAN OF THE PEOPLES NATURAL GAS COMPANY
FOR EMPLOYEES REPRESENTED BY UNITED GAS WORKERS UNION,
LOCAL 69 - DIVISION I, SEIU, AFL-CIO

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. DESCRIPTION OF PLAN

     The following description of the Thrift Plan of the Peoples Natural Gas Company (CNG) for Employees Represented by the United Gas Workers Union, Local No. 69 - Division 1, SEIU, AFL-CIO (the Plan) provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

      a.  GENERAL - The Plan is a defined contribution plan.  The participants
          -------
      in the plan are union-eligible employees of Peoples Natural Gas Company (the Employer). The Employer is a wholly-owned subsidiary of Consolidated Natural Gas Company (the Company or CNG). Each employee is eligible to participate in the Plan on a voluntary basis. Participation by an employee becomes effective immediately upon completion and delivery to the employer of an authorized form furnished by the employer. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

      Employee and employer contributions are made pursuant to the terms of the plan and are held in funds administered by the Trustees under two declarations of trust, i.e., the Long-Term Thrift Trust and the Short-Term Thrift Trust (the "Trusts").

      The Trusts are maintained in accordance with the Plan's provision to provide for the custody and investment of employee and employer contributions. They are administered by individual trustees (the "Trustee") who are appointed by and serve at the pleasure of the Company for a term of three years. The Trustees are employed by and are officers of various subsidiaries of the Company and serve without compensation from the Plan or Trusts. Custody of Plan assets resides with Mellon Bank, N.A. who also serves as the Plan's Trustee.

      b.  CONTRIBUTIONS - Under the Plan, participants may contribute not less
          -------------
      than 2% and not more than 16% (15% for participants with thirty or more years of service) of their earnings each pay period, in increments of 1%. If the participant elects that his employer make pretax contributions on his behalf, such contributions cannot exceed 10%, in increments of 1%, of his earnings each pay period subject to applicable Internal Revenue Code
      (IRC) limitations.

      c. PARTICIPANT ACCOUNTS - Each participant's account includes the effect
         --------------------
      of the participant's contributions and withdrawals, as applicable, and allocations of the Company's contributions, Plan earnings, and administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non-vested accounts are used to reduce future employer contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

      Retired participants may elect to receive an amount equal to their vested Long-Term Thrift Trust account balance either in a lump sum or in installments. For terminations other than retirements, participants can only receive their vested Long-Term Thrift Trust account balance as a lump sum distribution. Upon termination and retirement, participants can only receive their Short-Term Thrift

      Trust account balance as a lump sum distribution.

      d.  PARTICIPANTS - Each employee is eligible to participate in the Plan on
          ------------
      an entirely voluntary basis. Participation by an employee becomes effective immediately upon completion and delivery to the Employer (or the Company) of an authorization form furnished by the Employer.

      e.  VESTING - Participants immediately vest in their contributions and
          -------
      earnings thereon. Participants vest in the Employer's matching contribution and related earnings based upon years of continuous service and are fully vested after five years of credited service. The Employer's matching contribution is based upon the participant's contribution rate and length of service.

      f.  INVESTMENT OPTIONS - Upon enrollment in the Plan, a participant may
          ------------------
      direct contributions in any option (except the loan fund) in 1% increments totaling to 100%. Investment options are valued daily. Changes in investment options may be made at any time and become effective with the subsequent pay period. Participants can make unlimited transfers among existing funds. The Plan provides for employee and employer contributions to be invested in the following:

     Short-Term Thrift Trust
     -----------------------

      (1) Interest in CNG Master Trust:

            CNG Short Term Money Market Fund - The Money Market Fund invests primarily in U.S. Treasury Bills, U.S. Treasury Notes, corporate notes, commercial paper, floating rate notes and repurchase agreements.

     Long-Term Thrift Trust
     ----------------------

      (1) Common Stock:

            Dominion Resources, Inc. (Dominion) Stock Fund - All investments are in Dominion common stock or cash equivalent investments for partial shares. The fund became effective as of February 1, 2000.

      (2) Interest in CNG Master Trust:

            CNG Stock Fund - The fund invested primarily in shares of CNG common stock. Participants purchased units of participation in the CNG Stock Fund continuously or from funds transferred from other investment options. Dividends on Company common stock held in the CNG Stock Fund were invested in additional units of the CNG Stock Fund and credited to participants' accounts. The fund ceased operations as of February 1, 2000.

            Fixed Investment Stable Value Fund - The fund invests in group annuity contracts with one or more insurance companies and other short term fixed income securities. Investments under the contracts mature at various intervals. The interest rates, credited daily to participants' accounts, represent a composite of the income earned under the contracts with the insurance companies and the revenue earned from short-term fixed income securities.

          Diversified Equity Fund - The fund invests primarily in the common stocks of large U.S. companies.

     (3) Mutual Funds:

          The Masterworks S&P 500 Index Fund - The fund invests proportionately in all or nearly all of the stocks that are included in the Standard & Poor's 500 Stock Index.

          The Small Stock Fund - The fund invests in stocks of small to mid-sized U.S. companies.

          The International Equity Fund - The fund invests in stocks of companies outside the U.S.

          The Intermediate Bond Fund - The fund invests primarily in fixed income securities of various maturities such as obligations of the U.S. Government, corporate debt securities, mortgage and other asset-backed securities and money market investments.

     (4) Common/Collective Trusts:

          The Conservative Balanced Fund, The Moderate Balanced Fund and The Growth Balanced Fund - These funds are common/collective trusts and each is designed to accomplish a specific investment objective. As such, each fund has a different diversified mix of stock, bond and short-term fixed income investments.

     g.  PARTICIPANT LOANS - Participants are eligible to secure loans against
         -----------------
      their plan account and repay the amount over a one to five-year period. The maximum loan amount is the lesser of;

     .  3 months base pay or
     .  50% of the vested account balance or
     . $50,000 (reduced by the maximum outstanding loan balance during the prior 12 months).

     Loan transactions are treated as a transfer between the respective investment fund and the loan fund. The loans bear fixed interest at a rate commensurate with local prevailing rates at the time the loan is issued as determined by the Trustees.

     Participants make repayments to the Plan on a monthly basis. Loan repayments, including interest, are deposited in the participant's account and invested in accordance with the participants then current investment elections. Defaults result in a reclassification of the remaining loan balances as taxable distributions to the participants.

     h.  PAYMENTS OF BENEFITS - Distributions from the Plan are recorded on the
          ---------------------
     valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  VALUATION OF INVESTMENTS:
         ------------------------

          (1) Dominion Stock Fund - Investments in Dominion common stock are stated at fair value based on the closing sales price reported on the New York Stock Exchange on the last business day of the plan year.

          (2) Investment in Consolidated Natural Gas Master Trust - The fair value of the Plan's interest in the Master Trust is based on the beginning of the year value of the Plan's interest in the Master Trust plus actual contributions and allocated investment income less actual distributions and allocated administrative expenses. Quoted market prices are used to value investments in the Master Trust, with the exception of the trust's investment in the Fixed Investment Stable Value Fund.

          Investments in the Fixed Investment Stable Value Fund are stated at contract value, which approximates market value. Contract value represents contributions and income earned in the fund, less withdrawals. The fair market value of the contracts approximates the contract value.

          The CNG Stock Fund was stated at market value. Company common stock was purchased for participants on the open market, directly from the Company, and in certain circumstances, as shares or fractional shares from terminating employees' Plan and Employee Stock Ownership Plan accounts and other stockholders. Such shares or fractional shares were allocated among the accounts of participants directing the Trustees to purchase Company common stock.

          (3) Mutual Funds - Investments in mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the Plan at year-end.

          (4) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank (or trust company) sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

     b.  INVESTMENT INCOME - Dividend income is recognized on the ex-dividend
         -----------------
     date. Dividends received on all shares of company stock are reinvested in additional shares of Dominion common stock (previously in shares of CNG common stock).

     Diversified Equity Fund units of the Long-Term Thrift Trust are prorated to participants based on the unit value calculated at the end of each day.

     Realized gains and losses on the sale of investments are determined using the average cost method.

     Net investment income from mutual fund holdings includes dividend income and realized and unrealized appreciation/depreciation.

     c.  EXPENSES - The Plan's expenses are accrued as incurred and paid by the
         --------
      Plan, as provided by
     the Plan document.

     d.  USE OF ESTIMATES - The preparation of financial statements in
         ----------------
     conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits, and changes therein. Actual results could differ from those estimates.

     e.  RECLASSIFICATIONS - The Plan has adopted SOP 99-3 "Accounting and
         -----------------
     Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters". As a result, reclassifications have been made to eliminate the by-fund disclosure as previously required.

     f.  CONCENTRATION OF INVESTMENTS - Included in the Plan's net assets
         ----------------------------
     available for benefits at June 30, 2000, are investments in Dominion common stock amounting to approximately $39 million whose value could be subject to change based upon market conditions.

3. INVESTMENTS

     The following presents investments that represent 5% or more of the Plan's net assets available for benefits:

                                                    June 30,
                                              2000            1999

  Diversified Equity Fund                 $ 4,946,279    $         -
  Fixed Investment Stable Fund             41,646,597     11,454,579
  Dominion Common Stock                    38,989,453              -
  CNG Stock Fund                                    -     60,807,890


 During July 1, 1999 through June 30, 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated in value by $9,066,445 as follows:

  Investments at Fair Value:
  --------------------------

  Mutual Funds                                          $8,922,620
  Common/Collective Trust                                   32,312
  Common Stock                                             111,513
                                                        ----------

                                                        $9,066,445
                                                        ==========

4. PLAN TERMINATION


   Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, or upon complete or partial discontinuance of contributions, the accounts of each affected participant shall become fully vested.

5. PLAN INTEREST IN CONSOLIDATED NATURAL GAS MASTER TRUST

   A portion of the Plan's investments are in a Master Trust which was established for the investment of assets of the Plan and the thrift plans of other subsidiaries of the Company. The assets of the Master Trust are held by Mellon Bank, N.A., as Trustee of the fund. Each participating thrift plan has an undivided interest in the Master Trust. The assets and income, including net appreciation (depreciation) in fair value of plan assets, are allocated to the participating plans based on each plan's proportionate share of the units of participation held in the fund each month. As of June 30, 2000 and 1999, the Plan's interest in the net assets of the Master Trust was approximately 8.6% and .50%, respectively, with varying interests in each of the Funds.

  The following table presents the value of the undivided investments (and related investment income) in the Master Trust.

                                                                                        June 30,
                                                                              2000                  1999
     Diversified Equity Fund                                               $ 81,833,579          $ 67,461,670
     Fixed Investment Stable Value Fund (Note 5a)                           457,378,420           210,040,653
     Short-Term Money Market Fund                                             5,748,098             4,418,433
     CNG Stock Fund (Note 5b)                                                         -           333,954,519
                                                                           ------------          ------------

               Total                                                       $544,960,097          $615,875,275
                                                                           ============          ============

                                                                              2000                  1999

     Interest                                                              $ 23,074,768          $ 13,954,451
     Dividends                                                               12,629,671            11,490,054
     Net appreciation in fair value
        of investments                                                       50,562,484            21,608,256
                                                                           ------------          ------------

               Total                                                       $ 86,266,923          $ 47,052,761
                                                                           ============          ============

     a) The Fixed Investment Stable Value Fund holds investments in an interest bearing cash fund and in fully benefit-responsive insurance investment contracts and separate investment accounts. Insurance contracts and accounts are included in the financial statement at contract value as reported by the various insurance companies. Contract value represents contributions made under the contract, plus earnings, less participant withdrawals and administrative expenses. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment in this fund at contract value.

          There are no reserves against contract values for credit risks of the contract issuers or otherwise. The average yield and crediting interest rates for the years ended June 30, 2000 and 1999 were approximately 6.55% and 6.5%, respectively.

     b) The CNG Stock Fund was replaced by the Dominion Stock Fund on February 1, 2000. The Dominion Stock Fund is not a part of the CNG Master Trust.

6. TAX STATUS

     The Plan is a qualified employees' profit sharing trust under Sections 401(a) and 401(k) of the IRC and, as such, is exempt from federal income taxes under Section 501(a). Pursuant to Section 402(a) of the IRC, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

     The Plan obtained its latest determination letter on November 8, 1995, in which the Internal Revenue

     Service stated that the Plan, as amended through December 27, 1994, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is currently designed and is currently operating in compliance with the applicable requirements of the Internal Revenue Code.

7.  MERGER OF CNG AND DOMINION

     On February 12, 1999, CNG and Dominion announced that a definitive merger agreement was approved by the Boards of Directors of both companies. On May 11, 1999, CNG announced that its Board had unanimously approved an amended and restated Agreement and Plan of Merger. The shareholders of both the CNG and Dominion and all applicable state regulatory commissions and federal regulatory agencies approved the merger.

     The merger agreement called for a two-step merger process. The first step, the First Merger, allowed shareholders of Dominion common stock to elect to exchange their shares for cash, new Dominion shares or a combination of cash and shares. The second step, the Second Merger, allowed shareholders of CNG common stock to elect to exchange their old shares for cash or new Dominion shares (at a prescribed formula) or a combination of cash and shares.

     As directed by the Trustee, Mellon Bank solicited elections from participants with respect to shares of stock allocated to their accounts. Effective with the completion of the merger, units of participation in the CNG Stock Fund were converted to cash and shares of Dominion common stock based upon participants' elections (subject to the terms of the merger agreement). The fund was renamed the Dominion Stock Fund.

     The merger was finalized on January 28, 2000 and results were posted to participants' accounts on February 14, 2000.

THRIFT PLAN OF THE PEOPLES NATURAL GAS COMPANY
FOR EMPLOYEES REPRESENTED BY UNITED GAS WORKERS UNION,
LOCAL 69 - DIVISION I,SEIU, AFL-CIO

SUPPLEMENTAL SCHEDULE AS OF JUNE 30, 2000
SCHEDULE H, ITEM 4(i):  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
--------------------------------------------------------------------------------

                                                                                          Current
                                                                              --------------------------------
Description                                                                        Cost               Value
BSDT - Late Money Deposit Account                                              $   261,087        $   261,087
                                                                               -----------        -----------

Dominion Resources, Inc., Common Stock                                          36,549,252         38,989,453
                                                                               -----------        -----------

Interest in CNG Master Trust
    CNG Diversified Equity Fund                                                  4,821,170          4,946,279
    Money Market Fund                                                              226,377            226,377
    Fixed Investment Stable Value Fund                                          40,335,363         41,646,597
                                                                               -----------        -----------
                                                                                45,382,910         46,819,253
                                                                               -----------        -----------

Common/Collective Trusts
    EB Daily Liquidity Fund                                                        231,398            231,398
    Conservative Balanced Fund                                                     113,332            115,558
    Moderate Balanced Fund                                                         579,212            592,271
    Growth Balanced Fund                                                         2,046,620          2,056,103
                                                                               -----------        -----------
                                                                                 2,970,562          2,995,330
                                                                               -----------        -----------

Mutual Funds
    Masterworks S&P 500 Index Fund                                               4,251,943          4,350,874
    Pimco Total Return Fund                                                        215,763            218,279
    T. Rowe Price International Income Stock Fund                                1,461,713          1,434,823
    One Group Small Stock Fund                                                     977,493            997,747
                                                                               -----------        -----------
                                                                                 6,906,912          7,001,723
                                                                               -----------        -----------

Loans to Participants                                                              693,538            693,538
                                                                               -----------        -----------

Total Assets Held for Investment                                               $92,764,261        $96,760,384
                                                                               ===========        ===========

THRIFT PLAN OF THE PEOPLES NATURAL GAS COMPANY
FOR EMPLOYEES REPRESENTED BY UNITED GAS WORKERS
UNION,
LOCAL 69 - DIVISION I, SEIU, AFL-CIO

SUPPLEMENTAL SCHEDULE FOR THE YEAR ENDED JUNE 30, 2000
SCHEDULE H, ITEM 4(j): SCHEDULE OF REPORTABLE TRANSACTIONS
--------------------------------------------------------------------------------

             Shares/                           Security         Transaction     Cost Of         Proceeds         Costs Of Assets
            Par Value                         Description         Expense      Purchases       From Sales           Disposed
------------------------------------------------------------------------------------------------------------------------------------
SINGLE TRANSACTIONS IN EXCESS OF FIVE PERCENT OF PLAN ASSETS

              778,948.00    Dominion Res. Inc. Common Stock*    $   -        $31,498,709.75     $     -          $      -

             Shares/                           Security         Transaction     Cost Of          Proceeds        Costs Of Assets
            Par Value                         Description         Expense      Purchases        From Sales           Disposed
----------------------------------------------------------------------------------------------------------------------------------

Series of Transactions in Excess of Five Percent of Plan Assets

      945,804.00       Dominion Res. Inc. Common Stock*         $   -          $ 38,009,102.98  $           -    $           -
       32,254.00       Dominion Res. Inc. Common Stock*         $   -          $      -         $ 1,358,420.09   $1,293,598.82

      166,785.12       Masterworks S&P 500 Index Fund           $   -          $  4,329,934.80  $           -    $           -
        4,698.15       Masterworks S&P 500 Index Fund           $   -          $       -        $   124,395.72   $  122,303.46

    6,746,903.29       EB Temporary Investment Fund             $   -          $  6,746,903.29  $           -    $           -
    6,515,505.29       EB Temporary Investment Fund             $   -          $            -   $ 6,515,505.29   $6,515,505.29

    3,988,616.62       BSDT - Late Money Deposit Account        $   -          $  3,988,616.62  $           -    $           -
    3,673,461.64       BSDT - Late Money Deposit Account        $   -          $            -   $ 3,673,461.64   $3,673,461.64


  *  A party-in-interest as defined by ERISA

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                        Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934



(Mark One):

      X      ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
    -----
             EXCHANGE ACT OF 1934.
             For the fiscal year ended June 30, 2000.

                                       or

_______ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the transition period from _________ to ________________.


Commission File number 333-95795

K. Full title of the plan and the address of the plan, if different from that of the issuer named below:



       THRIFT PLAN OF THE RIVER GAS DIVISION OF THE EAST OHIO GAS COMPANY
           FOR EMPLOYEES REPRESENTED BY THE UNITED GAS WORKERS UNION,
                      LOCAL 69, DIVISION II, SEIU, AFL-CIO


L. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:


                            DOMINION RESOURCES, INC.
                                 P.O. Box 26532
                              120 Tredegar Street
                               Richmond, VA 23261

      THRIFT PLAN OF THE RIVER GAS DIVISION OF THE EAST OHIO GAS COMPANY
          FOR EMPLOYEES REPRESENTED BY THE UNITED GAS WORKERS UNION,
                     LOCAL 69, DIVISION II, SEIU, AFL-CIO

                       SMALL PLAN FINANCIAL INFORMATION

                                                                                         June 30
                                                                               1999                   2000
                                                                          ---------------       ----------------
Plan assets and Liabilities:

Total Plan Assets                                                         $      3,136,517      $       3,395,514

Total Plan Liabilities                                                              26,520                    631
                                                                          ----------------      -----------------

Net Plan Assets                                                           $      3,109,997      $       3,394,883
                                                                          ================      =================


The above ERISA plan information is presented in accordance with DOL Form 5500,
                                  Schedule I.

      THRIFT PLAN OF THE RIVER GAS DIVISION OF THE EAST OHIO GAS COMPANY
          FOR EMPLOYEES REPRESENTED BY THE UNITED GAS WORKERS UNION,
                     LOCAL 69, DIVISION II, SEIU, AFL-CIO

                       SMALL PLAN FINANCIAL INFORMATION


                                                                                        Year Ended

                                                                                      June 30, 2000
                                                                                ------------------------
Specific Assets:
         Employer Securities                                                         $         1,775,711
         Participant Loans                                                                        51,986


The above ERISA plan information is presented in accordance with DOL Form 5500,
                                  Schedule I.

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934



(Mark One):

    X     ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934.
          For the fiscal year ended June 30, 2000.

                                      or

  _____ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from _________ to________________.


Commission File number 333-95795

M. Full title of the plan and the address of the plan, if different from that of the issuer named below:

  THRIFT PLAN OF THE WEST OHIO GAS DIVISION OF THE EAST OHIO GAS COMPANY
  FOR EMPLOYEES REPRESENTED BY LOCAL UNION NO. 308, THE UTILITY WORKERS UNION OF
                                AMERICA, AFL-CIO

N. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

    THRIFT PLAN OF THE WEST OHIO GAS DIVISION OF THE EAST OHIO GAS COMPANY
               FOR EMPLOYEES REPRESENTED BY LOCAL UNION NO. 308,
                 THE UTILITY WORKERS UNION OF AMERICA, AFL-CIO
                             FINANCIAL STATEMENTS



                               TABLE OF CONTENTS


                                                                  Pages
                                                                  -----
Financial Statements:

         Plan Assets and Liabilities
         As of June 30, 2000 and 1999                               3

         Income, Expenses and Transfers for the Plan Year ending
         June 30, 2000                                              4

         Specific Assets Held
         As of June 30, 2000                                        5


    THRIFT PLAN OF THE WEST OHIO GAS DIVISION OF THE EAST OHIO GAS COMPANY FOR EMPLOYEES REPRESENTED BY LOCAL UNION NO. 308, THE UTILITY WORKERS
                           UNION OF AMERICA, AFL-CIO

                                          SMALL PLAN FINANCIAL INFORMATION

                                                       June 30
                                                 1999           2000
                                              -----------   ------------

Plan assets and Liabilities:

Total Plan Assets                            $  5,537,809   $  6,225,457

Total Plan Liabilities                                 --             --
                                              -----------   ------------

Net Plan Assets                              $  5,537,809   $  6,225,457
                                              ===========   ============



The above ERISA plan information is presented in accordance with DOL Form 5500,
                                  Schedule I.

       THRIFT PLAN OF THE WEST OHIO GAS DIVISION OF THE EAST OHIO GAS COMPANY FOR EMPLOYEES REPRESENTED BY LOCAL UNION NO. 308, THE UTILITY WORKERS
                            UNION OF AMERICA, AFL-CIO

                         SMALL PLAN FINANCIAL INFORMATION




                                                      Year Ended
                                                     June 30, 2000
                                                  -----------------
Income, Expenses and Transfers:

Contributions:
         Employers                                       $  186,546
         Participants                                       321,302

Other Income                                                608,678
                                                  -----------------

Total  income                                             1,116,526
                                                  -----------------


Benefits paid                                               428,878
                                                  -----------------

Total deductions                                            428,878
                                                  -----------------

Net income                                               $  687,648
----------
                                                  =================



The above ERISA plan information is presented in accordance with DOL Form 5500,
                                  Schedule I.

    THRIFT PLAN OF THE WEST OHIO GAS DIVISION OF THE EAST OHIO GAS COMPANY
     FOR EMPLOYEES REPRESENTED BY LOCAL UNION NO. 308, THE UTILITY WORKERS
                          UNION OF AMERICA, AFL-CIO

                       SMALL PLAN FINANCIAL INFORMATION




                                                       Year Ended

                                                    June 30, 2000
                                                  ------------------
Specific Assets:

         Employer Securities                              $1,620,837
         Participant Loans                                    65,187


The above ERISA plan information is presented in accordance with DOL Form 5500,
                                  Schedule I.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                        Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934



(Mark One):

   X       ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
-------
           EXCHANGE ACT OF 1934.
           For the fiscal year ended June 30, 2000.

                                       or

_______ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the transition period from _________ to ________________.


Commission File number 333-95795

O. Full title of the plan and the address of the plan, if different from that of the issuer named below:



     THRIFT PLAN OF THE WEST OHIO GAS DIVISION OF THE EAST OHIO GAS COMPANY
FOR EMPLOYEES REPRESENTED BY LOCAL UNION NO. 308-C, THE UTILITY WORKERS UNION OF
                                AMERICA, AFL-CIO

P. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                            DOMINION RESOURCES, INC.
                                 P.O. Box 26532
                              120 Tredegar Street
                               Richmond, VA 23261

     THRIFT PLAN OF THE WEST OHIO GAS DIVISION OF THE EAST OHIO GAS COMPANY
              FOR EMPLOYEES REPRESENTED BY LOCAL UNION NO. 308-C,
                 THE UTILITY WORKERS UNION OF AMERICA, AFL-CIO
                              FINANCIAL STATEMENTS



                               TABLE OF CONTENTS



                                                                   Pages
                                                                   -----


Financial Statements:

         Plan Assets and Liabilities
         As of June 30, 2000 and 1999                               3

         Income, Expenses and Transfers for the Plan Year ending
         June 30, 2000                                              4

         Specific Assets Held
         As of June 30, 2000                                        5


    THRIFT PLAN OF THE WEST OHIO GAS DIVISION OF THE EAST OHIO GAS COMPANY FOR EMPLOYEES REPRESENTED BY LOCAL UNION NO. 308-C, THE UTILITY WORKERS UNION
                              OF AMERICA, AFL-CIO

                       SMALL PLAN FINANCIAL INFORMATION

                                                                                       June 30
                                                                              1999                 2000
                                                                       -----------------   ------------------
Plan assets and Liabilities:

Total  Plan Assets                                                       $       731,243     $        818,980

Total  Plan Liabilities                                                               --                   --
                                                                       -----------------   ------------------

Net Plan Assets                                                          $       731,243     $        818,980
                                                                       =================   ==================


The above ERISA plan information is presented in accordance with DOL Form 5500,
                                  Schedule I.

    THRIFT PLAN OF THE WEST OHIO GAS DIVISION OF THE EAST OHIO GAS COMPANY FOR EMPLOYEES REPRESENTED BY LOCAL UNION NO. 308-C, THE UTILITY WORKERS
                           UNION OF AMERICA, AFL-CIO

                       SMALL PLAN FINANCIAL INFORMATION

                                                                                    Year Ended

                                                                                  June 30, 2000
                                                                                ----------------
Income, Expenses and Transfers:

Contributions:
         Employers                                                                $       21,871
         Participants                                                                     20,861

 Other Income                                                                             90,346
                                                                                ----------------

 Total income                                                                            133,078
                                                                                ----------------


 Benefits paid                                                                            82,729
                                                                                ----------------

 Total deductions                                                                         82,729
                                                                                ----------------

Net income                                                                        $       50,349
----------                                                                      ================

Net Transfers                                                                     $       37,388
-------------                                                                   ================


The above ERISA plan information is presented in accordance with DOL Form 5500,
                                  Schedule I.

    THRIFT PLAN OF THE WEST OHIO GAS DIVISION OF THE EAST OHIO GAS COMPANY FOR EMPLOYEES REPRESENTED BY LOCAL UNION NO. 308-C, THE UTILITY WORKERS
                           UNION OF AMERICA, AFL-CIO

                       SMALL PLAN FINANCIAL INFORMATION


                                                                                    Year Ended

                                                                                   June 30, 2000
                                                                                  ---------------
Specific Assets:
         Employer Securities                                                         $    213,227
         Participant Loans                                                                  8,574


The above ERISA plan information is presented in accordance with DOL Form 5500,
                                  Schedule I.

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934


(Mark One):

  X       ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT
-----
          OF 1934.
          For the fiscal year ended June 30, 2000.

                                      or

_____ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from _________ to _____________.


Commission File number 333-95795

Q. Full title of the plan and the address of the plan, if different from that of the issuer named below:

               VIRGINIA NATURAL GAS, INC. EMPLOYEE SAVINGS PLAN



R. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

VIRGINIA NATURAL GAS, INC.
EMPLOYEES SAVINGS PLAN
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                   Page
Independent Auditors' Report                                                          3

Financial Statements:

 Statements of Net Assets Available for Benefits as of June 30, 2000 and 1999         4

 Statement of Changes in Net Assets Available for Benefits for the
  Year Ended June 30, 2000                                                            5

 Notes to Financial Statements                                                     6-12

Supplemental Schedules as of and for the Year Ended June 30, 2000:

 Schedule H, Item 4(i): Schedule of Assets Held for Investment Purposes              13

 Schedule H, Item 4(j): Schedule of Reportable Transactions                          14

INDEPENDENT AUDITORS' REPORT

To the Trustee and Participants of the
  Virginia Natural Gas, Inc. Employee Savings Plan

We have audited the accompanying statement of net assets available for benefits of the Virginia Natural Gas, Inc. Employee Savings Plan (the Plan) as of June 30, 2000 and the related statement of changes in net assets available for benefits for the year ended June 30, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Plan as of June 30, 1999 were audited by other auditors whose report, dated April 7, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of June 30, 2000, and the changes in net assets available for benefits for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplemental schedules listed in the Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2000 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP
Richmond,Virginia
December 20, 2000

VIRGINIA NATURAL GAS, INC.
EMPLOYEE SAVINGS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
--------------------------------------------------------------------------------

                                                              June 30,
                                                       2000             1999
Assets:
 Investments (Notes 2 and 3):
   Temporary investments                            $        -       $  127,928
   CNG Common stock                                          -        2,591,763
   Dominion Common stock                             1,770,437        1,560,854
   Interest in Master Trust                          2,233,651                -
   Common/Collective Trusts                            155,788                -
   Mutual Funds                                        213,147                -
                                                    ----------       ----------

                      Total investments              4,373,023        4,280,545
                                                    ----------       ----------

 Receivables:
   Dividends and interest                                   98              369
   Contributions                                           454           86,912
                                                    ----------       ----------

                      Total receivables                    552           87,281
                                                    ----------       ----------

 Cash                                                        -            6,018
                                                    ----------       ----------

Total Assets                                         4,373,575        4,373,844
                                                    ----------       ----------

Liabilities:
  Accrued administrative expenses                            -            3,152
                                                    ----------       ----------

Net Assets Available for Benefits                   $4,373,575       $4,370,692
                                                    ==========       ==========

The accompanying notes are an integral part of these financial statements.

VIRGINIA NATURAL GAS, INC.
EMPLOYEE SAVINGS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED JUNE 30, 2000
----------------------------------------------------------------------------

Additions:
 Investment income:
  Dividends                                                      $   53,863
  Interest                                                            9,521
  Net appreciation in fair value of investments                      67,889
  Master Trust income                                               367,555
  Miscellaneous income                                                  866
                                                                 ----------

                                  Total investment income           499,694
                                                                 ----------

 Contributions:
  Participant (Note 1)                                                7,393
  Participating company (Note 1)                                      3,163
                                                                 ----------

                                  Total contributions                10,556
                                                                 ----------

Total additions                                                     510,250
                                                                 ----------

Deductions:
 Benefits paid to participants                                      489,285
                                                                 ----------

Total deductions                                                    489,285
                                                                 ----------

Net increase before transfers                                        20,965

Transfers from the Plan to other plans                               18,082
                                                                 ----------

Net increase                                                          2,883

Net assets available for benefits:
 Beginning of year                                                4,370,692
                                                                 ----------

 End of year                                                     $4,373,575
                                                                 ==========


The accompanying notes are an integral part of these financial statements.

VIRGINIA NATURAL GAS, INC.
EMPLOYEE SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  DESCRIPTION OF PLAN

      The following description of the Virginia Natural Gas, Inc. Employee Savings Plan (the Plan) provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

      a.  GENERAL - The Plan is a defined contribution plan and is the successor
          -------
      to the Virginia Power Employee Savings Plan, which was sponsored by Virginia Electric and Power Company (a subsidiary of Dominion Resources, Inc. (Dominion). The Employer (Virginia Natural Gas, Inc.) is a wholly owned subsidiary of Consolidated Natural Gas Company (the Company or CNG). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

      Employee and employer contributions are made pursuant to the terms of the plan and are held in funds administered by the Trustees under two declarations of trust, i.e., the Long-Term Thrift Trust and the Short-Term Thrift Trust (the Trusts). Prior to July 1, 1999, funds were held under one declaration of trust - the Alternate Thrift Trust.

      The Trusts are maintained in accordance with the Plan's provision to provide for the custody and investment of employee and employer contributions. They are administered by individual trustees (the "Trustees") who are appointed by and serve at the pleasure of the Company for a term of three years. The Trustees are employed by and are officers of various subsidiaries of the Company and serve without compensation from the Plan or Trusts. Custody of Plan assets resides with Mellon Bank, N.A. who also serves as the Plan's Trustee.

      b.  CONTRIBUTIONS - Under the Plan, participants may contribute not less
          -------------
      than 2% and not more than 16% of their earnings each pay period, in increments of 1%. If the participant elects that his/her employer make pretax contributions on his/her behalf, such contributions cannot exceed 10%, in increments of 1%, of his/her earnings each pay period subject to applicable Internal Revenue Code (IRC) limitations.

      c.  PARTICIPANT ACCOUNTS - Each participant's account includes the effect
          --------------------
      of the participant's contributions and withdrawals, as applicable, and allocations of the Company's contributions, Plan earnings, and administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non-vested accounts are used to reduce future employer contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

      Retired participants may elect to receive an amount equal to their vested Long-Term Thrift Trust account balance either in a lump sum or in installments. For terminations other than retirements, participants can only receive their vested Long-Term Thrift Trust account balance as a lump sum distribution. Upon termination and retirement, participants can only receive their Short-Term Thrift Trust account balance as a lump sum distribution.

      d.  PARTICIPANTS - Participation in the Plan is entirely voluntary.  The
          ------------
      participants in the plan are
     salaried and non-union hourly employees of the Employer who elected to continue participation in this plan after June 30, 1991.

     e.  VESTING - Participants immediately vest in their contributions and
         -------
     earnings thereon. Participants vest in the Employer's matching contribution and related earnings based upon years of continuous service and are fully vested after five years of credited service. The Employer's matching contribution is based upon the participant's contribution rate.

     f.  INVESTMENT OPTIONS - Upon enrollment in the Plan, a participant may
         ------------------
     direct contributions in any option (except the loan fund) in 1% increments totaling to 100%. Investment options are valued daily. Changes in investment options may be made at any time and become effective with the subsequent pay period. Participants can make unlimited transfers among existing funds. Prior to July 1, 1999, participant contributions could be invested in Company common stock or the General Investments Fund. Effective July 1, 1999, the Plan provides for employee contributions to be invested in the following:

     Short-Term Thrift Trust
     -----------------------

       (1) Interest in CNG Master Trust:

           CNG Short Term Money Market Fund - The Money Market Fund invests primarily in U.S. Treasury Bills, U.S. Treasury Notes, corporate notes, commercial paper, floating rate notes and repurchase agreements.

     Long-Term Thrift Trust
     ----------------------

       (1) Common Stock:

           Dominion Resources, Inc. (Dominion) Stock Fund - All investments are in Dominion common stock or cash equivalent investments for partial shares. The fund became effective as of February 1, 2000.

       (2) Interest in CNG Master Trust:

           CNG Stock Fund - The fund invested primarily in shares of CNG common stock. Participants purchased units of participation in the CNG Stock Fund continuously or from funds transferred from other investment options. Dividends on Company common stock held in the CNG Stock Fund were invested in additional units of the CNG Stock Fund and credited to participants' accounts. The fund ceased operations as of February 1, 2000.

           Fixed Investment Stable Value Fund - The fund invests in group annuity contracts with one or more insurance companies and other short term fixed income securities. Investments under the contracts mature at various intervals. The interest rates, credited daily to participants' accounts, represent a composite of the income earned under the contracts with the insurance companies and the revenue earned from short-term fixed income securities.

         Diversified Equity Fund - The fund invests primarily in the common stocks of large U.S. companies.

         (3)  Mutual Funds:

         The Masterworks S&P 500 Index Fund - The fund invests proportionately in all or nearly all of the stocks that are included in the Standard & Poor's 500 Stock Index.

         The Small Stock Fund - The fund invests in stocks of small to mid-sized U.S. companies.

         The International Equity Fund - The fund invests in stocks of companies outside the U.S.

         The Intermediate Bond Fund - The fund invests primarily in fixed income securities of various maturities such as obligations of the U.S. Government, corporate debt securities, mortgage and other asset-backed securities and money market investments.

     (4) Common/Collective Trusts:

         The Conservative Balanced Fund, The Moderate Balanced Fund and The Growth Balanced Fund - These funds are common/collective trusts and each is designed to accomplish a specific investment objective. As such, each fund has a different diversified mix of stock, bond and short-term fixed income investments.

     g.  PAYMENTS OF BENEFITS - Distributions from the Plan are recorded on the
         --------------------
     valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  VALUATION OF INVESTMENTS:
           ------------------------

             (1) Dominion Stock Fund - Investments in Dominion common stock are stated at fair value based on the closing sales price reported on the New York Stock Exchange on the last business day of the plan year.

             (2) Investment in Consolidated Natural Gas Master Trust - The fair value of the Plan's interest in the Master Trust is based on the beginning of the year value of the Plan's interest in the Master Trust plus actual contributions and allocated investment income less actual distributions and allocated administrative expenses. Quoted market prices are used to value investments in the Master Trust, with the exception of the trust's investment in the Fixed Investment Stable Value Fund.

              Investments in the Fixed Investment Stable Value Fund are stated at contract value, which approximates market value. Contract value represents contributions and income earned in the fund, less withdrawals. The fair market value of the contracts approximates the contract value.

              The CNG Stock Fund was stated at market value. Company common stock was purchased for participants on the open market, directly from the Company and, in certain circumstances, as shares or fractional shares from terminating employees' Plan and Employee Stock Ownership Plan accounts and other stockholders. Such shares or fractional shares were allocated among the accounts of participants directing the Trustees to purchase Company common stock.

         (3) Mutual Funds - Investments in mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the Plan at year-end.

         (4) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank (or trust company) sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

         b.   INVESTMENT INCOME - Dividend income is recognized on the ex-
              -----------------
         dividend date. Dividends received on all shares of company stock are reinvested in additional shares of Dominion common stock (previously in shares of CNG common stock).

         Diversified Equity Fund units of the Long-Term Thrift Trust are prorated to participants based on the unit value calculated at the end of each day.

         Realized gains and losses on the sale of investments are determined using the average cost method.

         Net investment income from mutual fund holdings includes dividend income and realized and unrealized appreciation/depreciation.

         c.   EXPENSES - The Plan's expenses are accrued as incurred and paid by
              --------
         the Plan, as provided by the Plan document.

         d.   USE OF ESTIMATES - The preparation of financial statements in
              ----------------
         conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits, and changes therein. Actual results could differ from those estimates.

         e.   RECLASSIFICATIONS - The Plan has adopted SOP 99-3 "Accounting and
              -----------------
         Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters". As a result, reclassifications have been made to eliminate the by-fund disclosure as previously required.

         f.   CONCENTRATION OF INVESTMENTS - Included in the Plan's net assets
              ----------------------------
         available for benefits at June 30, 2000, are investments in Dominion common stock amounting to approximately $1.8 million whose value could be subject to change based upon market conditions.

  3.  INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets available for benefits:

                                                       June 30,
                                                 2000             1999

  Plan interest in CNG Master Trust:
     Fixed Investment Stable Fund             $2,092,424       $      -
  Dominion Common Stock                        1,770,437        1,560,854
  CNG Common Stock                                   -          2,591,763
During July 1, 1999 through June 30, 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated in value by $67,889 as follows:

  Investments at Fair Value:
  --------------------------

  Temporary Investments                                       $    (2,823)
  Mutual Funds                                                      8,989
  Common/Collective Trust                                           6,990
  Common Stock                                                     54,733
                                                              -----------

                                                              $    67,889
                                                              ===========

4.  PLAN TERMINATION

       Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, or upon complete or partial discontinuance of contributions, the accounts of each affected participant shall become fully vested.

5.  PLAN INTEREST IN CONSOLIDATED NATURAL GAS MASTER TRUST

       A portion of the Plan's investments are in a Master Trust which was established for the investment of assets of the Plan and the thrift plans of other subsidiaries of the Company. The assets of the Master Trust are held by Mellon Bank, N.A., as Trustee of the fund. Each participating thrift plan has an undivided interest in the Master Trust. The assets and income, including net appreciation (depreciation) in fair value of plan assets, are allocated to the participating plans based on each plan's proportionate share of the units of participation held in the fund each month. As of June 30, 2000 and 1999, the Plan's interest in the net assets of the Master Trust was approximately .4% and 0%, respectively, with varying interests in each of the funds.

The following table presents the value of the undivided investments (and related investment income) in the Master Trust.

                                                             June 30,
                                                       2000           1999

      Diversified Equity Fund                      $ 81,833,579   $ 67,461,670
      Fixed Investment Stable Value Fund (Note 5a)  457,378,420    210,040,653
      Short-Term Money Market Fund                    5,748,098      4,418,433
      CNG Stock Fund (Note 5b)                                -    333,954,519
                                                   ------------   ------------

                             Total                 $544,960,097   $615,875,275
                                                   ============   ============

                                                       2000           1999

      Interest                                     $ 23,074,768   $ 13,954,451
      Dividends                                      12,629,671     11,490,054
      Net appreciation in fair value
       of investments                                50,562,484     21,608,256
                                                   ------------   ------------

                             Total                 $ 86,266,923   $ 47,052,761
                                                   ============   ============

      a) The Fixed Investment Stable Value Fund holds investments in an interest bearing cash fund and in fully benefit-responsive insurance investment contracts and separate investment accounts. Insurance contracts and accounts are included in the financial statement at contract value as reported by the various insurance companies. Contract value represents contributions made under the contract, plus earnings, less participant withdrawals and administrative expenses. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment in this fund at contract value.

           There are no reserves against contract values for credit risks of the contract issuers or otherwise. The average yield and crediting interest rates for the years ended June 30, 2000 and 1999 were approximately 6.55% and 6.5%, respectively.

      b) The CNG Stock Fund was replaced by the Dominion Stock Fund on February 1, 2000. The Dominion Stock Fund is not a part of the CNG Master Trust.

6.  TAX STATUS

      The Plan is a qualified employees' profit sharing trust under Sections 401(a) and 401(k) of the IRC and, as such, is exempt from federal income taxes under Section 501(a). Pursuant to Section 402(a) of the IRC, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

      The Plan obtained its latest determination letter on October 18, 1995, in which the Internal Revenue Service stated that the Plan, as amended through December 22, 1994, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the

     Plan is currently designed and is currently operating in compliance with the applicable requirements of the Internal Revenue Code.

7.  MERGER OF CNG AND DOMINION

     On February 12, 1999, CNG and Dominion announced that a definitive merger agreement was approved by the Boards of Directors of both companies. On May 11, 1999, CNG announced that its Board had unanimously approved an amended and restated Agreement and Plan of Merger. The shareholders of both the CNG and Dominion and all applicable state regulatory commissions and federal regulatory agencies approved the merger.

     The merger agreement called for a two-step merger process. The first step, the First Merger, allowed shareholders of Dominion common stock to elect to exchange their shares for cash, new Dominion shares or a combination of cash and shares. The second step, the Second Merger, allowed shareholders of CNG common stock to elect to exchange their old shares for cash or new Dominion shares (at a prescribed formula) or a combination of cash and shares.

     As directed by the Trustee, Mellon Bank solicited elections from participants with respect to shares of stock allocated to their accounts. Effective with the completion of the merger, units of participation in the CNG Stock Fund were converted to cash and shares of Dominion common stock based upon participants' elections (subject to the terms of the merger agreement). The fund was renamed the Dominion Stock Fund.

     The merger was finalized on January 28, 2000 and results were posted to participants' accounts on February 14, 2000.
8.  SUBSEQUENT EVENT

     On October 6, 2000, Virginia Natural Gas, Inc. was sold by Consolidated Natural Gas Company (and its successor Dominion Resources, Inc.) to AGL Resources, Inc. (AGL). Effective with the sale of VNG stock to AGL, all assets in the Plan were transferred to AGL's thrift 401(k) plan.

VIRGINIA NATURAL GAS, INC.
EMPLOYEE SAVINGS PLAN

SUPPLEMENTAL SCHEDULE AS OF JUNE 30, 2000
SCHEDULE H, ITEM 4(i):  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
--------------------------------------------------------------------------------


                                                             Current
                                                      -----------------------
Description                                              Cost        Value


Dominion Resources, Inc., Common Stock                $1,674,996   $1,770,437
                                                      ----------   ----------

Interest in CNG Master Trust
    CNG Diversified Equity Fund                          138,192      141,228
    Money Market Fund                                          -            -
    Fixed Investment Stable Value Fund                 2,039,645    2,092,423
                                                      ----------   ----------
                                                       2,177,837    2,233,651
                                                      ----------   ----------

Common/Collective Trusts
    EB Daily Liquidity Fund                               11,921       11,921
    Conservative Balanced Fund                                90           96
    Moderate Balanced Fund                                60,744       64,028
    Growth Balanced Fund                                  79,347       79,743
                                                      ----------   ----------
                                                         152,102      155,788
                                                      ----------   ----------

Mutual Funds
    Masterworks S&P 500 Index Fund                        96,530      101,793
    Pimco Total Return Fund                                2,857        2,896
    T. Rowe Price International Income Stock Fund         77,921       76,612
    One Group Small Stock Fund                            31,600       31,846
                                                      ----------   ----------
                                                         208,908      213,147
                                                      ----------   ----------

Total Assets Held for Investment                      $4,213,843   $4,373,023
                                                      ==========   ==========

VIRGINIA NATURAL GAS, INC.
EMPLOYEE SAVINGS PLAN

SUPPLEMENTAL SCHEDULE FOR THE YEAR ENDED JUNE 30, 2000
SCHEDULE H, ITEM 4(j):  SCHEDULE OF REPORTABLE TRANSACTIONS
--------------------------------------------------------------------------------

    Shares/                   Security                              Transaction          Cost of             Proceeds
   Par Value                 Description                              Expense           Purchases           From Sales
----------------------------------------------------------------------------------------------------------------------------
Single Transactions in Excess of Five Percent of Plan Assets

    23,793.00    Dominion Res. Inc. Common Stock*                      $      -       $  962,129.44         $
   501,744.44    EB Temporary Investment Fund, variable rate           $      -       $  501,744.44         $
                 12/31/2099 DD 04/25/97
   537,249.83    EB Temporary Investment Fund, variable rate                          $           -         $  537,249.83
                 12/31/2099 DD 04/25/97
   501,744.44    BSDT - Late Money Deposit Account                     $      -       $  501,744.44         $
                 DD 06/26/1997
   501,744.44    BSDT - Late Money Deposit Account                     $      -       $           -         $  501,744.44
                 DD 06/26/1997

    Shares/                   Security                              Transaction          Cost of             Proceeds
   Par Value                 Description                              Expense           Purchases           From Sales
----------------------------------------------------------------------------------------------------------------------------
Series of Transactions in Excess of Five Percent of Plan Assets

    48,097.00    Dominion Res. Inc. Common Stock*                      $      -       $1,950,384.12         $
     6,462.00    Dominion Res. Inc. Common Stock*                      $      -       $           -         $  268,451.31

   877,079.15    EB Temporary Investment Fund                          $      -       $  877,079.15         $
   865,158.22    EB Temporary Investment Fund                          $      -       $           -         $  865,158.22

   606,843.53    BSDT - Late Money Deposit Account                     $      -       $  606,843.53         $
   606,843.53    BSDT - Late Money Deposit Account                     $      -       $           -         $  606,843.53

*  A party-in-interest as defined by ERISA

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 11-K
                                 ANNUAL REPORT

                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934



(Mark One):

    X     ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT
  -----
          OF 1934.
          For the fiscal year ended June 30, 2000.

                                      or

_______ TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from _________ to ________________.


Commission File number 333-95795

S. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                VIRGINIA NATURAL GAS, INC. HOURLY SAVINGS PLAN



T. Name of issuer of the securities held pursuant of the plan and the address of its principal executive office:

                           DOMINION RESOURCES, INC.
                                P.O. Box 26532
                              120 Tredegar Street
                              Richmond, VA 23261

VIRGINIA NATURAL GAS, INC.
HOURLY SAVINGS PLAN
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                    Page
Independent Auditors' Report                                                           3

Financial Statements:

 Statements of Net Assets Available for Benefits as of June 30, 2000 and 1999          4

 Statement of Changes in Net Assets Available for Benefits for the
  Year Ended June 30, 2000                                                             5

 Notes to Financial Statements                                                    6 - 12


Supplemental Schedules as of and for the Year Ended June 30, 2000:

 Schedule H, Item 4(i): Schedule of Assets Held for Investment Purposes               13

 Schedule H, Item 4(j): Schedule of Reportable Transactions                      14 - 15

INDEPENDENT AUDITORS' REPORT

To the Trustee and Participants of the
  Virginia Natural Gas, Inc. Hourly Savings Plan

We have audited the accompanying statement of net assets available for benefits of the Virginia Natural Gas, Inc. Hourly Savings Plan (the Plan) as of June 30, 2000 and the related statement of changes in net assets available for benefits for the year ended June 30, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Plan as of June 30, 1999 were audited by other auditors whose report, dated April 7, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of June 30, 2000, and the changes in net assets available for benefits for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2000 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP
Richmond, Virginia
December 20, 2000

VIRGINIA NATURAL GAS, INC.
HOURLY SAVINGS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
--------------------------------------------------------------------------------

                                                                                           June 30,
                                                                                    2000             1999
Assets:
 Investments (Notes 2 and 3):
  Temporary investments                                                        $         -      $   872,072
  CNG Common stock                                                                       -        2,332,355
  Dominion Common stock                                                          2,400,357          316,663
  Common/Collective Trusts                                                         930,354          586,773
  Mutual Funds                                                                     530,675                -
  Interest in Master Trust                                                       1,339,591                -
  Loans to participants                                                            245,965          175,006
                                                                               -----------      -----------

   Total investments                                                             5,446,942        4,282,869
                                                                               -----------      -----------

 Receivables:
  Dividends and interest                                                                87              384
  Other                                                                                  -               96
                                                                               -----------      -----------

   Total receivables                                                                    87              480
                                                                               -----------      -----------

 Cash                                                                               12,415           41,029
                                                                               -----------      -----------

Total Assets                                                                     5,459,444        4,324,378
                                                                               -----------      -----------

Liabilities:
 Accounts payable                                                                   14,580            3,359
 Accrued administrative expenses                                                       448                -
                                                                               -----------      -----------

Total Liabilities                                                                   15,028            3,359
                                                                               -----------      -----------

Net Assets Available for Benefits                                              $ 5,444,416      $ 4,321,019
                                                                               ===========      ===========

The accompanying notes are an integral part of these financial statements.

VIRGINIA NATURAL GAS, INC.
HOURLY SAVINGS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

Additions:
 Investment income:
  Dividend                                                       $   79,819
  Interest                                                           25,238
  Net appreciation in fair value of investments                     353,341
  Master Trust dividends and interest                               365,260
                                                                 ----------

                    Total investment income                         823,658
                                                                 ----------

 Contributions:
  Participant (Note 1)                                              543,458
  Participating company (Note 1)                                    221,496
                                                                 ----------

                    Total contributions                             764,954
                                                                 ----------

Total additions                                                   1,588,612
                                                                 ----------

Deductions:
 Benefits paid to participants                                      210,111
                                                                 ----------

Total deductions                                                    210,111
                                                                 ----------

Net increase before transfers                                     1,378,501

Transfer of participants' assets from the Plan to other plans       255,104
                                                                 ----------

Net increase                                                      1,123,397

Net assets available for benefits:
 Beginning of year                                                4,321,019
                                                                 ----------

 End of year                                                     $5,444,416
                                                                 ==========


The accompanying notes are an integral part of these financial statements.

VIRGINIA NATURAL GAS, INC.
HOURLY SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  DESCRIPTION OF PLAN

     The following description of the Virginia Natural Gas, Inc. Hourly Savings Plan (the Plan) provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

     a.  GENERAL - The Plan is a defined contribution plan and is the successor
         -------
     to the Virginia Power Hourly Employee Savings Plan, which was sponsored by Virginia Electric and Power Company (a subsidiary of Dominion Resources, Inc. (DRI). The employer is a wholly owned subsidiary of Consolidated Natural Gas Company (the Company or CNG). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

     Employee and employer contributions are made pursuant to the terms of the plan and are held in funds administered by the Trustees under two declarations of trust, i.e., the Long-Term Thrift Trust and the Short-Term Thrift Trust (the Trusts).

     The Trusts are maintained in accordance with the Plan's provision to provide for the custody and investment of employee and employer contributions. They are administered by individual trustees (the Trustee) who are appointed by and serve at the pleasure of the Company for a term of three years. The Trustees are employed by and are officers of various subsidiaries of the Company and serve without compensation from the Plan or Trusts. Custody of Plan assets resides with Mellon Bank, N.A. who also serves as the Plan's Trustee.

     b.  CONTRIBUTIONS - Under the Plan, participants may contribute not less
         -------------
     than 2% and not more than 16% (15% for participants with thirty or more years of service) of their earnings each pay period, in increments of 1%. If the participant elects that his employer make pretax contributions on his behalf, such contributions cannot exceed 10%, in increments of 1%, of his earnings each pay period subject to applicable Internal Revenue Code
     (IRC) limitations.

     c.  PARTICIPANT ACCOUNTS - Each participant's account includes the effect
         --------------------
     of the participant's contributions and withdrawals, as applicable, and allocations of the Company's contributions, Plan earnings, and administrative expenses. Allocations are based on participant earnings or account balances, as defined. Forfeited balances of terminated participants' non-vested accounts are used to reduce future employer contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

     Retired participants may elect to receive an amount equal to their vested Long-Term Thrift Trust account balance either in a lump sum or in installments. For terminations other than retirements, participants can only receive their vested Long-Term Thrift Trust account balance as a lump sum distribution. Upon termination and retirement, participants can only receive their Short-Term Thrift Trust account balance as a lump sum distribution.

     d.  PARTICIPANTS - Each employee is eligible to participate in the Plan on
         ------------
     an entirely voluntary basis. The participants in the Plan are union-eligible hourly employees of Virginia Natural Gas, Inc. (the Employer). Participation by an employee becomes effective immediately upon completion and delivery to the Employer (or the Company) of an authorization form furnished by the Employer.

     e.  VESTING - Participants immediately vest in their contributions and
         -------
     earnings thereon. Participants vest in the Employer's matching contribution and related earnings based upon years of continuous service and are fully vested after five years of credited service. The Employer's matching contribution is based upon the participant's contribution rate and length of service.

     f.  INVESTMENT OPTIONS - Upon enrollment in the Plan, a participant may
         ------------------
     direct contributions in any option (except the loan fund) in 1% increments totaling to 100%. Investment options are valued daily. Changes in investment options may be made at any time and become effective with the subsequent pay period. Participants can make unlimited transfers among existing funds. Prior to July 1, 1999, participants could invest in 1) Company common stock, 2) General Investments Fund, 3) Conservative Balanced Fund, 4) Moderate Balanced Fund and/or 5) Growth Balanced Fund. Effective July 1, 1999, the Plan provides for employee and employer contributions to be invested in the following:

     Short-Term Thrift Trust
     -----------------------

     (1)  Interest in CNG Master Trust:

         CNG Short Term Money Market Fund - The Money Market Fund invests primarily in U.S. Treasury Bills, U.S. Treasury Notes, corporate notes, commercial paper, floating rate notes and repurchase agreements.

     Long-Term Thrift Trust
     ----------------------

     (1)  Common Stock:

         Dominion Resources, Inc. (Dominion) Stock Fund - All investments are in Dominion common stock or cash equivalent investments for partial shares. The fund became effective as of February 1, 2000.

     (2)  Interest in CNG Master Trust:

         CNG Stock Fund - The fund invested primarily in shares of CNG common stock. Participants purchased units of participation in the CNG Stock Fund continuously or from funds transferred from other investment options. Dividends on Company common stock held in the CNG Stock Fund were invested in additional units of the CNG Stock Fund and credited to participants' accounts. The fund ceased operations as of February 1, 2000.

         Fixed Investment Stable Value Fund - The fund invests in group annuity contracts with one or more insurance companies and other short term fixed income securities. Investments under the contracts mature at various intervals. The interest rates, credited daily to participants' accounts, represent a composite of the income earned under the contracts with the insurance companies and the revenue earned from short-term fixed income securities.

         Diversified Equity Fund - The fund invests primarily in the common stocks of large U.S. companies.

    (3)  Mutual Funds:

         The Masterworks S&P 500 Index Fund - The fund invests proportionately in all or nearly all of the stocks that are included in the Standard & Poor's 500 Stock Index.

         The Small Stock Fund - The fund invests in stocks of small to mid-sized U.S. companies.

         The International Equity Fund - The fund invests in stocks of companies outside the U.S.

         The Intermediate Bond Fund - The fund invests primarily in fixed income securities of various maturities such as obligations of the U.S. Government, corporate debt securities, mortgage and other asset-backed securities and money market investments.

    (4)  Common/Collective Trusts:

         The Conservative Balanced Fund, The Moderate Balanced Fund and the Growth Balanced Fund - These funds are common/collective trusts and each is designed to accomplish a specific investment objective. As such, each fund has a different diversified mix of stock, bond and short-term fixed income investments.

   g. PARTICIPANT LOANS - Participants are eligible to secure loans against
      -----------------
   their plan account and repay the amount over a one to five-year period. The maximum loan amount is the lesser of:

     .    3 months base pay or
     .    50% of the vested account balance or
     . $50,000 (reduced by the maximum outstanding loan balance during the prior 12 months).

     Loan transactions are treated as a transfer between the respective investment fund and the loan fund. The loans bear fixed interest at a rate commensurate with local prevailing rates at the time the loan is issued as determined by the Trustees.

     Participants make repayments to the Plan on a monthly basis. Loan repayments, including interest, are deposited in the participant's account and invested in accordance with the participant's then current investment elections. Defaults result in a reclassification of the remaining loan balances as taxable distributions to the participants.

   h.  PAYMENTS OF BENEFITS - Distributions from the Plan are recorded on the
       ---------------------
   valuation date when a participant's valid withdrawal request is processed by the recordkeeper. On termination of service, a participant may elect to receive either a lump sum amount equal to the value of the participant's vested interest in his or her account, or defer the payment to a future time no later than the year in which the participant attains age 70 1/2.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.  VALUATION OF INVESTMENTS:
          ------------------------
          (1) Dominion Stock Fund - Investments in Dominion common stock are stated at fair value based on the closing sales price reported on the New York Stock Exchange on the last business day of the plan year.

          (2) Investment in Consolidated Natural Gas Master Trust - The fair value of the Plan's interest in the Master Trust is based on the beginning of the year value of the Plan's interest in the Master Trust plus actual contributions and allocated investment income less actual distributions and allocated administrative expenses. Quoted market prices are used to value investments in the Master Trust, with the exception of the trust's investment in the Fixed Investment Stable Value Fund.

          Investments in the Fixed Investment Stable Value Fund are stated at contract value, which approximates market value. Contract value represents contributions and income earned in the fund, less withdrawals. The fair market value of the contracts approximates the contract value.

          The CNG Stock Fund was stated at market value. Company common stock was purchased for participants on the open market, directly from the Company, and in certain circumstances, as shares or fractional shares from terminating employees' Plan and Employee Stock Ownership Plan accounts and other stockholders. Such shares or fractional shares were allocated among the accounts of participants directing the Trustees to purchase Company common stock.

          (3) Mutual Funds - Investments in mutual funds are valued at quoted market prices, which represent the net asset values of shares held by the Plan at year-end.

          (4) Common/Collective Trusts - Investments in common/collective trust funds (funds) are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by the bank (or trust company) sponsoring such funds by dividing the fund's net assets by its units outstanding at the valuation dates.

      b.  INVESTMENT INCOME - Dividend income is recognized on the ex-dividend
          -----------------
      date. Dividends received on all shares of company stock are reinvested in additional shares of Dominion common stock (previously in shares of CNG common stock).

      Diversified Equity Fund units of the Long-Term Thrift Trust are prorated to participants based on the unit value calculated at the end of each day.

      Realized gains and losses on the sale of investments are determined using the average cost method.

      Net investment income from mutual fund holdings includes dividend income and realized and unrealized appreciation/depreciation.

      c.  EXPENSES - The Plan's expenses are accrued as incurred and paid by the
          --------
      Plan, as provided by the Plan document.

      d.  USE OF ESTIMATES - The preparation of financial statements in
          ----------------
      conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits, and changes therein. Actual results could differ from those estimates.

      e.  RECLASSIFICATIONS - The Plan has adopted SOP 99-3 "Accounting and
          -----------------
      Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters". As a result, reclassifications have been made to eliminate the by-fund disclosure as previously required.

      f.  CONCENTRATION OF INVESTMENTS - Included in the Plan's net assets
          ----------------------------
      available for benefits at June 30, 2000, are investments in Dominion common stock amounting to approximately $2.4 million whose value could be subject to change based upon market conditions.

3.  INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets available for benefits:

                                                             June 30,
                                                       2000           1999

     Capital Guardian Growth Fund                  $  546,007     $        -
     Fixed Investment Stable Fund                   1,141,485      1,057,924
     Dominion Common Stock                          2,400,357              -
     S&P 500 Index Fund                               437,098              -
     CNG Stock Fund                                         -      2,332,355


      During July 1, 1999 through June 30, 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated in value by $353,341 as follows:

4.  PLAN TERMINATION

      Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, or upon complete or partial discontinuance of contributions, the accounts of each affected participant shall become fully vested.

5.  PLAN INTEREST IN CONSOLIDATED NATURAL GAS MASTER TRUST

      A portion of the Plan's investments are in a Master Trust which was established for the investment of assets of the Plan and the thrift plans of other subsidiaries of the Company. The assets of the Master Trust are held by Mellon Bank, N.A., as Trustee of the fund. Each participating thrift plan has an undivided interest in the Master Trust. The assets and income, including net appreciation (depreciation) in fair value of plan assets, are allocated to the participating plans based on each plan's proportionate share of the units of participation held in the fund each month. As of June 30, 2000 and 1999, the Plan's interest in the net assets of the Master Trust was approximately .2% and 0%, respectively, with varying interests in each of the funds.

The following table presents the value of the undivided investments (and related investment income) in the Master Trust.

                                                              June 30,
                                                         2000          1999

      Diversified Equity Fund                       $ 81,833,579   $ 67,461,670
      Fixed Investment Stable Value Fund (Note 5a)   457,378,420    210,040,653
      Short-Term Money Market Fund                     5,748,098      4,418,433
      CNG Stock Fund (Note 5b)                                 -    333,954,519
                                                    ------------   ------------

               Total                                $544,960,097   $615,875,275
                                                    ============   ============

                                                         2000           1999

      Interest                                      $ 23,074,768   $ 13,954,451
      Dividends                                       12,629,671     11,490,054
      Net appreciation in fair value
       of investments                                 50,562,484     21,608,256
                                                    ------------   ------------

               Total                                $ 86,266,923   $ 47,052,761
                                                    ============   ============

     a) The Fixed Investment Stable Value Fund holds investments in an interest bearing cash fund and in fully benefit-responsive insurance investment contracts and separate investment accounts. Insurance contracts and accounts are included in the financial statement at contract value as reported by the various insurance companies. Contract value represents contributions made under the contract, plus earnings, less participant withdrawals and administrative expenses. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment in this fund at contract value.

          There are no reserves against contract values for credit risks of the contract issuers or otherwise. The average yield and crediting interest rates for the years ended June 30, 2000 and 1999 were approximately 6.55% and 6.5%, respectively.

      b) The CNG Stock Fund was replaced by the Dominion Stock Fund on February 1, 2000. The Dominion Stock Fund is not a part of the CNG Master Trust.

6.  TAX STATUS

      The Plan is a qualified employees' profit sharing trust under Sections 401(a) and 401(k) of the IRC and, as such, is exempt from federal income taxes under Section 501(a). Pursuant to Section 402(a) of the IRC, a participant is not taxed on the income and pretax contributions allocated to the participant's account until such time as the participant or the participant's beneficiaries receive distributions from the Plan.

      The Plan obtained its latest determination letter on October 18, 1995 in which the Internal Revenue Service stated that the Plan, as amended through January 1, 1995 was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is currently designed and is currently operating in compliance with the applicable requirements of the Internal Revenue Code.

7.  MERGER OF CNG AND DOMINION

     On February 12, 1999, CNG and Dominion announced that a definitive merger agreement was approved by the Boards of Directors of both companies. On May 11, 1999, CNG announced that its Board had unanimously approved an amended and restated Agreement and Plan of Merger. The shareholders of both the CNG and Dominion and all applicable state regulatory commissions and federal regulatory agencies approved the merger.

     The merger agreement called for a two-step merger process. The first step, the First Merger, allowed shareholders of Dominion common stock to elect to exchange their shares for cash, new Dominion shares or a combination of cash and shares. The second step, the Second Merger, allowed shareholders of CNG common stock to elect to exchange their old shares for cash or new Dominion shares (at a prescribed formula) or a combination of cash and shares.

     As directed by the Trustee, Mellon Bank solicited elections from participants with respect to shares of stock allocated to their accounts. Effective with the completion of the merger, units of participation in the CNG Stock Fund were converted to cash and shares of Dominion common stock based upon participants' elections (subject to the terms of the merger agreement). The fund was renamed the Dominion Stock Fund.

     The merger was finalized on January 28, 2000 and results were posted to participants' accounts on February 14, 2000.

8.  SUBSEQUENT EVENT

     On October 6, 2000, Virginia Natural Gas, Inc. was sold by Consolidated Natural Gas Company (and its successor Dominion Resources, Inc.) to AGL Resources, Inc. (AGL). Effective with the sale of VNG stock to AGL, all assets in the Plan were transferred to AGL's thrift 401(k) plan.

VIRGINIA NATURAL GAS, INC.
HOURLY SAVINGS PLAN

SUPPLEMENTAL SCHEDULE AS OF JUNE 30, 2000
SCHEDULE H, ITEM 4(i):  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
--------------------------------------------------------------------------------

                                                            Current
                                                   ---------------------------
Description                                           Cost            Value

Dominion Resources, Inc., Common Stock             $2,269,639       $2,400,357
                                                   ----------       ----------

Interest in CNG Master Trust
    CNG Diversified Equity Fund                       148,448          154,874
    Money Market Fund                                  43,231           43,231
    Fixed Investment Stable Value Fund              1,112,991        1,141,486
                                                   ----------       ----------
                                                    1,304,670        1,339,591
                                                   ----------       ----------

Common/Collective Trusts
    EB Daily Liquidity Fund                            15,430           15,430
    Conservative Balanced Fund                         92,558           99,493
    Moderate Balanced Fund                            237,809          269,424
    Growth Balanced Fund                              470,376          546,007
                                                   ----------       ----------
                                                      816,173          930,354
                                                   ----------       ----------

Mutual Funds
    Masterworks S&P 500 Index Fund                    427,980          437,098
    Pimco Total Return Fund                             9,249            9,273
    T. Rowe Price International Income Stock Fund      39,569           42,109
    One Group Small Stock Fund                         39,266           42,195
                                                   ----------       ----------
                                                      516,064          530,675
                                                   ----------       ----------

Loans to Participants                                 245,965          245,965
                                                   ----------       ----------

Total Assets Held for Investment                   $5,152,511       $5,446,942
                                                   ==========       ==========

VIRGINIA NATURAL GAS, INC.
HOURLY SAVINGS PLAN

SUPPLEMENTAL SCHEDULE FOR THE YEAR ENDED JUNE 30, 2000
SCHEDULE H, ITEM 4(j):  SCHEDULE OF REPORTABLE TRANSACTIONS

---------------------------------------------------------------------------------------------------------------

       Shares/                     Security                       Transaction     Cost of          Proceeds
      Par Value                   Description                       Expense      Purchases        From Sales
---------------------------------------------------------------------------------------------------------------
Single Transactions in Excess of Five Percent of Plan Assets

               46,208.00    Dominion Res. Inc. Common Stock*          $     -    $ 1,868,536.00    $          -

              518,255.56    EB Temporary Investment Fund              $     -    $   518,255.56    $          -
                            Variable Rate 12/31/2099 DD 4/25/1997

              560,268.77    EB Temporary Investment Fund              $     -    $            -    $ 560,268.77
                            Variable Rate 12/31/2099 DD 4/25/1997

              518,255.56    BSDT - Late Money Deposit Account         $     -    $   518,255.56    $          -
                            Variable Rate DD 6/26/1997

              518,255.56    BSDT - Late Money Deposit Account         $     -    $            -    $ 518,255.56
                            Variable Rate DD 6/26/1997

 *  A party-in-interest as defined by ERISA

VIRGINIA NATURAL GAS, INC.
HOURLY SAVINGS PLAN


SUPPLEMENTAL SCHEDULE FOR THE YEAR ENDED JUNE 30, 2000
SCHEDULE H, ITEM 4(j):  SCHEDULE OF REPORTABLE TRANSACTIONS - (continued)
--------------------------------------------------------------------------------

    Shares/                                Security               Transaction     Cost of             Proceeds
   Par Value                              Description               Expense      Purchases           From sales
---------------------------------------------------------------------------------------------------------------------------
Series of Transactions in Excess of Five Percent of Plan Assets


      61,405.00         Dominion Res. Inc. Common Stock*            $     -     $ 2,488,209.36     $            -
       4,700.00         Dominion Res. Inc. Common Stock*            $     -     $            -     $   191,088.66


      17,957.12         Masterworks S&P 500 Index Fund              $     -     $   456,304.58     $            -
                        Masterworks S&P 500 Index Fund              $     -     $            -     $    43,690.89


                        EB Temporary Investment Fund                $     -     $            -     $            -
                        Variable Rate 12/31/2075 DD 4/25/1997       $     -     $ 1,076,010.87     $            -
                        EB Temporary Investment Fund                                               $ 1,060,581.04
                        Variable Rate 12/31/2075 DD 4/25/1997       $     -                        $            -

                        BSDT - Late Money Deposit Account           $     -     $   972,992.12     $            -
                        BSDT - Late Money Deposit Account           $     -     $            -     $   959,705.05

       8,633.02         CG Balanced Strategy Growth Fund            $     -     $   218,438.65
       2,644.10         CG Balanced Strategy Growth Fund            $     -                        $    70,234.15

*  A party-in-interest as defined by ERISA

                                   FORM 11-K
                    For the Fiscal Year Ended June 30, 2000

                                 EXHIBIT INDEX


       Exhibit                                                              Page

Exhibit 99 (i)  Independent auditor's consent for the System Thrift Plan of Consolidated Natural Gas Company and its participating Subsidiaries for Employees who are not Represented by a Recognized Union (filed herewith)

Exhibit 99(ii) Independent auditor's consent for the Thrift Plan of CNG Transmission Corporation and Hope Gas, Inc. for Employees Represented by the United Gas Workers Union, Local NO. 69 - Division II, SEIU, AFL-CIO (filed herewith)

Exhibit 99(iii) Independent auditor's consent for the Thrift Plan of the
                East Ohio Gas Company for Employees Represented by the Natural Gas Workers Union, Local 555, SEIU, AFL-CIO (filed herewith)

Exhibit 99(iv) Independent auditor's consent for the Thrift Plan of Peoples Natural Gas Company for Employees Represented by the United Gas Workers Union, Local 69 - Division I, SEIU, AFL-CIO (filed herewith)

Exhibit 99(v) Independent auditor's consent for the Virginia Natural Gas, Inc. Employee Savings Plan (filed herewith)

Exhibit 99(vi) Independent auditor's consent for the Virginia Natural Gas, Inc. Hourly Savings Plan (filed herewith)