Form 10-K405
period 2000-12-31
DOMINION RESOURCES INC /VA/
filed 2001-03-20
CIK 715957

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from           to

                         Commission File Number 1-8489

                                ----------------

                            DOMINION RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

               Virginia                               54-1229715
                                       (I.R.S. Employer Identification Number)
    (State or other jurisdictionof
    incorporation or organization)

         120 Tredegar Street                             23219
          Richmond, Virginia
   (Address of principal executive                    (Zip Code)
               offices)

                                 (804) 819-2000
              (Registrant's telephone number, including area code)

                                ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
                   Title of Each Class                   on Which Registered
                   -------------------                 -----------------------
        Common Stock, no par value                     New York Stock Exchange
        Corporate Premium Income Equity Securities     New York Stock Exchange
        8.4% Trust Preferred Securities                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
   The aggregate market value of the voting stock held by non-affiliates of the registrant was over $16.0 billion based on the closing price of our Common Stock on March 2, 2001, as reported on the composite tape by the Wall Street Journal.
   Indicate the number of shares outstanding of each registrant's class of common stock, as of the latest practicable date.

                                                                Outstanding at
                  Class                                         March 2, 2001
                  -----                                         --------------
        Common Stock, no par value                               246,420,761

                      DOCUMENTS INCORPORATED BY REFERENCE.

(a) Portions of the 2000 Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference in Parts I, II and IV hereof.

(b) Portions of the 2001 Proxy Statement, dated March 16, 2001, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DOMINION RESOURCES, INC.

Item                                                                  Page
Number                                                               Number
------                                                               ------
                              PART I

1. Business........................................................     3
  The Company......................................................     3
    Legal Structure and Principal Legal Subsidiaries...............     3
    Organizational Changes.........................................     4
  Competition......................................................     4
    Electric Industry..............................................     4
    Gas Industry...................................................     5
  Regulations......................................................     7
    Separation of Electric Generation and Delivery Operations in
     Virginia......................................................     7
    Regional Transmission Entities/Regional Transmission
     Organizations.................................................     8
    Retail Access Pilot Program....................................     8
    Wholesale Markets..............................................     8
    Environmental Matters..........................................     9
    Nuclear Generation.............................................     9
  Rates............................................................    10
    Electric.......................................................    10
    Gas............................................................    11
  Financial Information about Segments and Geographic Areas........    11
  Sources of Energy................................................    11
    Sources of Energy--Electricity.................................    11
    Sources of Energy--Gas.........................................    14
  Future Sources of Energy.........................................    15
  Cautionary Factors That May Affect Future Results................    16
2. Properties......................................................    16
3. Legal Proceedings...............................................    19
4. Submission of Matters to a Vote of Security Holders.............    21
  Executive Officers of the Registrant.............................    21

                              PART II

5. Market for the Registrant's Common Equity and Related
 Stockholder Matters...............................................    23
6. Selected Financial Data.........................................    23
7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.............................................    23
7A. Quantitative and Qualitative Disclosures About Market Risk.....    23
8. Financial Statements and Supplementary Data.....................    23
9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure..............................................    23

                             PART III

10. Directors and Executive Officers of the Registrant.............    24
11. Executive Compensation.........................................    24
12. Security Ownership of Certain Beneficial Owners and
 Management........................................................    24
13. Certain Relationships and Related Transactions.................    24

                              PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K.................................................................    25

                                     PART I

                                ITEM 1. BUSINESS

                                  THE COMPANY

   Dominion Resources, Inc. (Dominion or the Company) is a fully integrated gas and electric holding company headquartered in Richmond, Virginia. Our principal assets are located in the Northeast quadrant of the United States, which is an area we call MAIN to Maine. In the power industry, "MAIN" means the Middle American Interconnected Network, which comprises the states of Missouri, Illinois, Wisconsin, Michigan and Indiana. The MAIN to Maine region is home to approximately 40% of the nation's demand for energy. It also has some of the nation's highest energy prices and, as a result, is rapidly moving toward industry deregulation and restructuring. Our acquisition of Consolidated Natural Gas Company (CNG), completed in early 2000, substantially increased our concentration of assets and customers in this region.

   As a result of our acquisition of CNG, Dominion is a registered public utility holding company subject to the provisions of the Public Utility Holding Company Act of 1935 (the 1935 Act). CNG also continues to be a registered holding company under the 1935 Act.

   With the acquisition of CNG, Dominion began managing its business through three principal segments that integrate its electric and gas services, streamline operations, and position Dominion for long-term growth in the competitive marketplace.

  . Dominion Energy--Dominion Energy manages our 19,000-megawatt generation portfolio, our 7,600 miles of gas transmission pipeline, and a 959 billion cubic foot natural gas storage network. It also guides our generation growth strategy and our commodity trading, marketing, and risk management activities. We currently operate generation facilities in Virginia, West Virginia, North Carolina and Illinois. Dominion Energy will also include the 1,954-megawatt Millstone Nuclear Power Station, which we expect to acquire this year.

  . Dominion Delivery--Dominion Delivery manages our local electric and gas distribution systems serving nearly 3.8 million customers, our 6,000 miles of electric transmission lines and our customer service operations. We currently operate transmission and distribution systems in Virginia, West Virginia, North Carolina, Pennsylvania and Ohio. Dominion Delivery also includes our interest in Dominion Telecom with its 3,600 route-mile fiber optic network and related telecommunications and advanced data services.

  . Dominion Exploration & Production--Dominion Exploration & Production
    (Dominion E&P) manages our onshore and offshore oil and gas exploration and production activities. With approximately 2.8 trillion cubic feet of natural gas equivalent reserves and an annual production capacity exceeding 300 billion cubic feet, Dominion E&P is one of the nation's largest independent oil and gas operators. We operate on the outer continental shelf and deepwater areas of the Gulf of Mexico, western Canada, the Appalachian Basin and other selected regions in the continental United States.

While Dominion manages its daily operations as described above, its assets remain wholly-owned by its legal subsidiaries, which are described below in Legal Structure and Principal Legal Subsidiaries. For additional financial information on business segments, see Note 27 to the Consolidated Financial Statements on page 68 of the 2000 Annual Report.

Legal Structure and Principal Legal Subsidiaries

   Dominion was incorporated in 1983 as a Virginia corporation. Dominion and its subsidiaries had approximately 15,600 full-time employees as of December 31, 2000. Our principal office is located at 120 Tredegar Street, Richmond, Virginia 23219, telephone (804) 819-2000. Dominion's principal direct legal subsidiaries are Virginia Electric and Power Company (Virginia Power) a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy in Virginia and northeastern North Carolina and Consolidated Natural Gas Company (CNG), a producer, transporter, distributor and retail marketer of natural gas, serving customers in Pennsylvania, Ohio, Virginia, West Virginia, New York and other cities focused in the Northeast and Mid-Atlantic regions of the United States. Our other major subsidiaries are Dominion Energy, Inc. (DEI), Dominion's independent power and natural gas subsidiary, and Dominion Capital, Inc. (DCI), our diversified financial services company.

   Our legal structure is not currently the same as the operating segments we use to manage our business. The functional separation of Virginia Power's regulated and unregulated businesses described elsewhere in this report may, with regulatory approval, provide us with the opportunity to realign our legal structure with our operating segments.

Organizational Changes

   On January 28, 2000, Dominion completed its acquisition of CNG. The combination with CNG, based in Pittsburgh, Pennsylvania, creates a fully integrated electric and natural gas utility in the Midwest, Northeast and Mid-Atlantic regions of the United States.

   As a result of the acquisition of CNG, we became a registered public utility holding company under the 1935 Act. The 1935 Act imposes a number of restrictions on the operations of registered holding company systems, one of which limits our ability to engage in activities unrelated to our utility operations or other energy related businesses. As part of the Securities and Exchange Commission (SEC) order approving the acquisition under the 1935 Act, Dominion must divest itself of DCI within three years. During the approval process, Dominion and CNG also agreed to divest Virginia Natural Gas, Inc.
(VNG), CNG's gas distribution subsidiary located in Virginia Beach, Virginia. In October 2000, Dominion completed the sale of VNG to AGL Resources Inc.

   As we build our geographically focused business, we are also divesting our assets outside of the targeted MAIN to Maine region. We have divested all of our Latin American assets, including the Argentine assets of CNG. We completed our exit from the United Kingdom during 2000 with the sale of our 80% interest in the Corby Power Station, and we are actively exploring the sale of CNG's remaining international operations in Australia.

   As part of the acquisition of CNG, Dominion created a subsidiary service company, Dominion Resources Services, Inc. (Services), which provides certain services to Dominion's operating subsidiaries. During 2000, CNG also had a service company, CNG Services, Inc. Effective January 1, 2001, the two service companies were combined into one service company.

   For additional information regarding the acquisition of CNG and our exit strategy for certain DCI businesses, see Notes 5 and 6 to Consolidated Financial Statements on pages 46 through 49 of the 2000 Annual Report.

                                  COMPETITION

   Our Dominion Energy and Dominion Delivery segments are each affected by the increasing momentum towards deregulation in both the electric and gas industries. In addition to the restructuring of the gas industry, the emerging unbundling of services provided by electric utilities is leading toward the convergence of the two industries to create one overall, highly competitive marketplace for a customer's total energy needs.

Electric Industry

   The structure of the electric industry in our service territory and throughout the United States has been relatively stable for many years. Recently, however, there have been both federal and state developments in restructuring regulation and increasing competition. Electric utilities are required to open up their transmission systems for non-discriminatory use by wholesale competitors. In addition, non-utility power marketers now compete with electric utilities in the wholesale generation market. Although progress varies, pro-competition electric legislation is under consideration in many states. In Virginia, legislation was passed in 1999 which will phase in customer choice between 2002 and 2004. In Ohio, legislation was enacted in 1999 which allowed consumers to choose their electric supplier beginning January 1, 2001. In Pennsylvania, all consumers may now choose their electric supplier. Regulators and legislators in West Virginia and North Carolina are also debating issues related to electric industry restructuring.

   Because competition has not yet been fully phased-in and electric services have not been unbundled in Virginia, competition issues affect both our Dominion Energy and Dominion Delivery segments as a whole and do not lend themselves to discussion on a segment basis. The following discussion relates to competition as it affects our electricity operations in Virginia and North Carolina.

   Historically, our electric utility subsidiary has had the exclusive right to provide electricity at retail within its assigned service territories in Virginia and North Carolina. As a result, our Company's exposure to competition for retail electric sales was limited to the extent our customers moved into another utility service territory, used other energy sources instead of electric power, or generated their own electricity. However, during 1998 and 1999, legislation was passed in Virginia that established plans to restructure Virginia's electric utility industry and provided for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004 (deregulation legislation). Complying with this deregulation legislation, we established a retail choice pilot program that is currently in place for sales of electricity within our Virginia service territory.

   We continue to participate actively in both the legislative and regulatory processes relating to industry restructuring in an effort to ensure an orderly transition from a regulated environment. We have also responded to the trends toward competition by cutting costs, re-engineering our core business processes, and pursuing innovative approaches to serving traditional and future markets. In addition, we are developing certain "non-traditional" products and services in an effort to provide growth in future earnings.

   See Deregulation Legislation--Electric Industry under Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on page 35 of the 2000 Annual Report.

Gas Industry

 Dominion Delivery

   Dominion has taken steps to offer choices to its gas customers in Pennsylvania. As early as 1984, large industrial customers in Pennsylvania began to buy natural gas supplies from third parties, rather than directly from local utilities; the local distributors transported these third-party gas supplies to the industrial facilities. Since that time, nearly all of our Pennsylvania industrial and large commercial customers have changed from being utility sales customers to transportation services customers, buying the natural gas commodity from unregulated suppliers and transporting it on our gas delivery network. In 1997, Dominion's Pennsylvania gas utility subsidiary voluntarily launched an Energy Choice program for all of its retail consumers in Pennsylvania--whether industrial, commercial, or residential. Subsequently, in 1999, Pennsylvania enacted legislation to mandate supplier choice for residential and small commercial customers. At December 31, 2000, approximately 106,000 customers had opted for Energy Choice in our Company's Pennsylvania service area.

   Large industrial customers in Ohio began to source their own natural gas supplies in the mid-1980's, as interstate pipeline transportation services became more widely available. However, to date, Ohio has not enacted legislation to require supplier choice for residential and commercial natural gas consumers. Dominion has made significant progress in offering Energy Choice to customers on its own initiative, in cooperation with The Public Utilities Commission of Ohio. In 1997, Dominion's Ohio gas utility subsidiary launched a pilot program, designed to make gas transportation service available to residential and small commercial customers, and to the suppliers that market gas to these customer classes. In 2000, the Energy Choice program was expanded to all 1.2 million customers in Dominion's Ohio service area. At December 31, 2000, approximately 175,000 of Dominion's Ohio customers were participating in this open-access program.

   At this time, West Virginia has not enacted legislation to require customer choice in its retail natural gas markets. In this smaller, more rural market area, Dominion has not voluntarily initiated an Energy Choice program. However, the West Virginia Public Service Commission recently issued regulations to govern pooling services; these services are one of the tools that natural gas suppliers may utilize to provide retail customer choice in the future.

 Dominion Energy

   Dominion has taken advantage of selected market expansion opportunities, concentrating its efforts primarily in the Northeast and along the East Coast. Dominion's large underground storage capacity and the location of its gridlike pipeline system as a link between the country's major gas pipelines and large markets on the East Coast have been key factors in the success of these expansion efforts. The Company's pipelines are part of an interconnected gas transmission system which will continue to enable retail end users to take advantage of the accessibility of supplies nationwide as gas utilities unbundle services at the retail level.

   Dominion competes with domestic as well as Canadian pipeline companies and gas marketers seeking to provide or arrange transportation, storage and other services for customers. Also, certain end users have the ability to switch to fuel oil or coal if desired. Although competition is based primarily on price, the array of services that can be provided to customers is also an important factor. The combination of capacity rights held on certain longline pipelines, a large storage capability and the availability of numerous receipt and delivery points along its own pipeline system enables Dominion to tailor its services to meet the individual needs of customers.

 Dominion Exploration & Production

   Exploration and production operations are conducted by the Company in several major gas and oil producing basins in the United States, both onshore and offshore, and Canada. In this highly competitive business, the Company competes with a large number of entities ranging in size from large international oil companies with extensive financial resources to small, cash flow driven independent producers.

   Dominion faces significant competition in the bidding for federal offshore leases and in obtaining leases and drilling rights for onshore properties. Since Dominion is the operator of a number of properties, it also faces competition in securing drilling equipment and supplies for exploration and development.

   From the production perspective, the marketing of gas and oil is highly competitive with price being the most significant factor. Gas producers throughout the industry, including Dominion, face a diverse and active market with purchasers seeking to balance the advantage of flexible spot market supplies with the security of longer-term contracts. The growth of gas and energy marketing firms has added to the competition for Dominion. When the economics warrant, the Company attempts to sell its gas production under long-term contracts to customers such as electric power generators and others that require a secure source of supply. However, these arrangements represent only a portion of the Company's gas production. Further, the deliverability of gas produced is influenced by competition for downstream pipeline transportation capacity. The Company continues to develop marketing strategies, contracts and arrangements to address customer needs for intermediate and long-term gas supplies as well as swing, peaking and other energy services. In addition, in the ordinary course of business, Dominion participates in price risk management activities to manage exposure to price risk in connection with the production and sale of natural gas and oil.

                                   REGULATION

General

   Many aspects of our business are presently subject to regulation by the SEC, the Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency (EPA), Department of Energy (DOE), the Nuclear Regulatory Commission
(NRC), the Army Corps of Engineers, and other federal, state and local authorities.

   The Virginia State Corporation Commission (Virginia Commission) and the North Carolina Utilities Commission (the North Carolina Commission) regulate our bundled rates for retail electric sales in those states and FERC approves our rates for electric sales to wholesale customers. While our electric utility subsidiary holds certificates of public convenience and necessity authorizing it to construct and operate its electric facilities now in operation and to sell electricity to customers, it may not construct or incur financial commitments for construction of any substantial generating facilities or large capacity transmission lines without the prior approval of various state and federal government agencies.

   As discussed above in COMPETITION--Electric Industry, deregulation legislation has been enacted in Virginia. Under the deregulation legislation, Dominion's electric utility subsidiary is required to join or establish a regional transmission entity, establish a retail access pilot program and submit to the Virginia Commission a plan for separating its generation and and delivery operations.

   Certain subsidiaries of CNG are subject to the Natural Gas Act of 1938, as amended. Our interstate gas transportation and storage activities are regulated under such Act and are conducted in accordance with certificates, tariffs and service agreements on file with FERC. Other CNG subsidiaries are subject to various provisions of the five statutes that are referred to as the National Energy Act of 1978. One of these statutes, the National Energy Conservation Policy Act, requires utilities to offer home energy audits and other assistance to residential customers.

   We are also subject to the Natural Gas Pipeline Safety Act of 1968, which authorizes the establishment and enforcement of federal pipeline safety standards and places jurisdiction of these standards with the Department of Transportation. Intrastate facilities remain within the safety jurisdiction of the state regulatory agencies, presuming compliance by such agencies with certain prerequisites contained in such Act.

   Our gas distribution business subsidiaries are subject to regulation of rates and other aspects of their businesses by the states in which they operate -- Pennsylvania, Ohio, and West Virginia. In 1999, Pennsylvania enacted legislation which mandates supplier choice for residential and small commercial customers. For additional information on deregulation in the gas industry, see COMPETITION--Gas Industry.

   The following sections discuss various regulatory proceedings in which the Company is or has recently been involved. See COMPETITION and RATES for information on additional proceedings.

Separation of Electric Generation and Delivery Operations in Virginia

   In October 2000, the Virginia Commission issued its Final Order outlining regulations governing the functional separation of incumbent electric utilities' generation, transmission and distribution services. The Order adopted rules for how Virginia's existing monopoly electric utilities should organize themselves to participate in the competitive energy supply market, which begins a phase-in in 2002. The rules govern how utilities can divide themselves so that their generating plants can participate in the competitive market without raising anti-competitive and other concerns. State law requires the utilities to separate their various functions by January 1, 2002.

   In November 2000, as required by electric deregulation legislation, the Company's electric subsidiary filed with the Virginia Commission an application for approval of a functional separation plan for its regulated utility operations. The plan provides in part for the following:

  . transfer of generation assets into a separate legal entity, Dominion
    Generation Corporation;

  . transfer of rights and obligations under non-utility power purchase contracts to Dominion Generation Corporation;

  . retention of transmission and distribution assets and operations by Virginia Power, to be known as Dominion Virginia Power;

  . Dominion Generation Corporation to supply Dominion Virginia Power with electric power during and after the capped rate period under a power purchase agreement to ensure that adequate capacity and energy is available to meet Dominion Virginia Power's capped rate service and default supply obligations;

  . planned allocation between Dominion Virginia Power and Dominion
    Generation Corporation of payment responsibility for existing Virginia Power debt with the objective that ratings on outstanding debt will remain unchanged.

   For additional details on functional separation, see Electric and Gas Industry Issues--Separation of Electric Generation and Delivery Operations in Virginia under MD&A on page 36 of the 2000 Annual Report.

Regional Transmission Entities/Regional Transmission Organizations

   Deregulation legislation requires that Virginia's incumbent electric utilities join or establish regional transmission entities (RTE) by January 1, 2001, and seek authorization from the Virginia Commission to transfer ownership or operational control of their transmission facilities to such RTEs. In July 2000, the Virginia Commission issued regulations governing the transfer of ownership or control of electric transmission assets to RTE. In October 2000, Dominion's electric utility subsidiary filed an application with the Virginia Commission seeking authorization to transfer control of its electric transmission facilities to the Alliance Regional Transmission Organization (Alliance RTO). As discussed below, the formation of the Alliance RTO began in connection with FERC initiatives, and Dominion expects the RTO to satisfy the requirements to establish the RTE under Virginia legislation.

   In February 2000, FERC finalized regulations (Order No. 2000) to advance the formation of Regional Transmission Organizations (RTO). The regulations require that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce make certain filings with respect to forming and participating in an RTO. Dominion, together with American Electric Power (AEP), Consumers Energy Company, The Detroit Edison Company and First Energy Corporation, on behalf of themselves and their public utility operating company subsidiaries (Alliance Companies), filed with FERC applications under Sections 205 and 203 of the Federal Power Act for approval of the proposed Alliance RTO. FERC approved most aspects of the RTO in January 2001. Dayton Power and Light Company, Commonwealth Edison Company, Commonwealth Edison Company of Indiana, Illinois Power Company, Ameren UE and Ameren CIPS have subsequently requested authority to join the Alliance RTO.

Retail Access Pilot Program

   In 1998, the Virginia Commission issued an Order instructing the Company's electric utility subsidiary and American Electric Power-Virginia, a subsidiary of AEP, as Virginia's two largest investor-owned utilities, each to design and file a retail access pilot program relating to electric distribution in Virginia. In 2000, the Virginia Commission approved our retail access pilot program and issued a final order on the interim rules governing pilot programs. Our pilot program, Project Current Choice, began in September 2000. As of the end of December 2000, over 81,000 customers have volunteered for the pilot program and over 20,000 have switched to a competitive service provider. In January 2001, the Virginia Commission established a proceeding to determine the permanent rules for retail access.

Wholesale Markets

   Dominion's electric utility subsidiary sells electricity in the wholesale market under its market based-sales tariff authorized by FERC but has agreed not to make wholesale power sales under this tariff to loads located within its service territory. During 2000, our electric utility subsidiary filed applications with FERC to make sales under its market-based sales tariff to loads within its service territory participating in its retail access pilot program and to amend its open access transmission tariff to accommodate the Virginia retail access pilot program. FERC has accepted both applications. Until authorization is granted by FERC, any sales of wholesale power to loads located within our electric service territory, other than sales to loads participating in the electric retail access pilot program, are to be at cost-based rates accepted by FERC.

   Dominion's sales of oil and natural gas in wholesale markets are not regulated by FERC. The deregulation of gas sales began through a multi-year schedule established under the Natural Gas Policy Act (NGPA) of 1978 and was completed under the Natural Gas Wellhead Decontrol Act of 1989.

Environmental Matters

   Each segment of our business faces substantial regulation and compliance costs with respect to environmental matters. For discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance, see Electric and Gas Industry Issues-- Environmental Matters, Environmental Protection and Monitoring Expenditures, Clean Air Act Compliance, and Global Climate Change under MD&A on pages 37 and 38 of the 2000 Annual Report.

   From time to time we may be identified as a potentially responsible party with respect to a superfund site. The EPA (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other and seek reimbursement from their insurance companies. As a result, we may be responsible for the costs of remedial investigation and actions under the Superfund Act or other laws or regulations regarding the remediation of waste. We do not believe that any currently identified sites will result in significant liabilities.

   The Company has determined that it is associated with 20 former manufactured gas plant sites, eight of which are currently owned by subsidiaries. Studies conducted by other utilities at their former manufactured gas plants have indicated that their sites contain coal tar and other potentially harmful materials. None of the 20 former sites with which the Company is associated is under investigation by any state or federal environmental agency, and no investigation or action is currently anticipated. At this time it is not known if, or to what degree, these sites may contain environmental contamination. Therefore, the Company is not able to estimate the cost, if any, that may be required for the possible remediation of these sites.

   In accordance with applicable Federal and state environmental laws, we have applied for or obtained the necessary environmental permits material to the operation of our electric generating stations. Many of these permits are subject to re-issuance and continuing review.

   For additional information regarding environmental matters, see Item 3. LEGAL PROCEEDINGS on page 20 and Electric and Gas Industry Issues-- Environmental Matters under MD&A on page 37 and Note 22 to the Consolidated Financial Statements on page 60 of the 2000 Annual Report.

Nuclear Generation

   All aspects of the operation and maintenance of our nuclear power stations, which are a part of our Dominion Energy segment, are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.

   From time to time, the NRC adopts new requirements for the operation and maintenance of nuclear facilities. In many cases, these new regulations require changes in the design, operation and maintenance of existing nuclear facilities. If the NRC adopts such requirements in the future, it could result in substantial increases in the cost of operating and maintaining our nuclear generating units.

   One of the issues associated with the operation and decommissioning of nuclear facilities is disposal of spent nuclear fuel (SNF). The Nuclear Waste Policy Act of 1982 required the federal government to make available by January 31, 1998 a permanent repository for high-level radioactive waste and spent nuclear fuel. Despite ongoing proceedings and investigations, the federal government has not yet made such a repository available.

   Most recently, we joined approximately 17 other electric utilities in a petition for review in the U.S. Court of Appeals for the 11th Circuit, challenging the DOE's action in allowing PECO Energy Company (PECO) to take credits against payments PECO would otherwise make into the Nuclear Waste Fund
(NWF). The credits are part of a DOE settlement agreement with PECO for potential claims arising out of DOE's breach of its 1998 obligation to begin taking SNF for storage. The petition asserts that DOE violated the Nuclear Waste Policy Act (NWPA) by improperly depleting the NWF and releasing PECO from a portion of its NWF obligation. The petition seeks a declaration that credits against NWF payments to offset on-site SNF storage costs violate the NWPA, an injunction against DOE implementing the credit and fee reduction provisions of the settlement agreement, and an injunction against DOE entering into similar agreements.

   We initiated the license renewal process for our nuclear power plants in mid-1999 with expected submission to the NRC in 2001. If successful, NRC renewed licenses will extend the operation of our four nuclear units to 2032, 2033, 2038 and 2040 for Surry Units 1 and 2 and North Anna Units 1 and 2, respectively.

   When our nuclear units cease to operate, we will be obligated to decontaminate the facilities. This process is referred to as decommissioning, and we are required by the NRC to prepare for it financially. For information on our compliance with the NRC financial assurance requirements, see Note 14 to Consolidated Financial Statements on page 53 of the 2000 Annual Report.

                                     RATES

Electric

   The majority of our electric revenue is provided through bundled rate tariffs. In 2000, electric service sales by our electric utility subsidiary included 73 million megawatt-hours of retail sales and 4.3 million megawatt-hours of sales to wholesale requirements contract customers and were composed of the following:

                                                                                     2000
                                                                         --------------------------------
                                                                         Percent of Electric Service
                                                                         --------------------------------
                                                                           Revenues          Kwh Sales
                                                                         -------------     --------------
   Virginia retail:
      Non-Governmental customers...........  Virginia Commission                      81%                77%
      Governmental customers...............  Negotiated Agreements                    10                 13
   North Carolina retail...................  North Carolina Commission                 5                  4
   Wholesale*..............................  FERC                                      4                  6
                                                                           -------------      -------------
                                                                                     100%               100%
                                                                           =============      =============

--------
*  Excludes power marketing sales which are also subject to FERC regulation.

   Substantially all of the electric service sales made by our electric utility subsidiary are currently subject to recovery of changes in fuel costs through fuel adjustment factors. On November 27, 2000, an application was filed with the Virginia Commission to propose an alternative fuel recovery method for the period January 1, 2002--July 1, 2007. The proposed method would utilize a portfolio of fuel indices, rather than actual incurred fuel costs, in the development of the Virginia fuel factor.

Recent Virginia proceedings related to our rates include the following:

   The Virginia base (non-fuel) rates of our electric utility subsidiary are currently capped until July 1, 2007, according to legislation passed in the 1998 session of the General Assembly.

   In December 2000, our electric utility subsidiary filed an application with the Virginia Commission for approval of unbundled tariffs that reflect distribution rates and wires charges for the recovery of stranded costs. These proposed rates are requested to become effective for usage on and after January 1, 2002.

   Our electric utility subsidiary also filed an application with the Virginia Commission to increase its Virginia fuel factor from 1.339c per kWh to 1.613c per kWh or an estimated annual increase of $158 million. These new rates went into effect on January 1, 2001, on an interim basis, for usage on and after January 1, 2001 pending a hearing scheduled for March 1, 2001.

   In July 2000, the Virginia Commission issued an order to modify our cogeneration and small power production rates under Schedule 19. The order sustained our proposed method to determine avoided costs, agreed with our position that off system sales should be excluded from the calculation of avoided costs, and that the cogeneration rate should be effective through 2001. In September 2000, our electric utility subsidiary filed a revised Schedule 19 as required by the Virginia Commission's July 2000 Order, and in November 2000 the Virginia Commission accepted for filing our revised Schedule 19 Tariff.

   In connection with the approval by the North Carolina Commission of its acquisition of CNG, the Company agreed not to request an increase in North Carolina retail electric base rates for both the Dominion Energy and Dominion Delivery segments until after December 31, 2005, except for certain events that would have a significant financial impact on the Company. Fuel rates are still subject to change under the annual fuel cost adjustment proceedings.

Gas

   Dominion's regulated gas subsidiaries continue to seek general rate increases with regard to their regulated gathering, transmission, storage and gas distribution services. Such rate changes are requested on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, certain of our gas distribution subsidiaries make separate filings with their respective regulatory commissions to reflect changes in the costs of purchased gas. Dominion Transmission, Inc. (Dominion Transmission), an interstate gas transmission subsidiary, has pending rate cases before FERC, which are intended: (1) to unbundle gathering and products extraction rates from those for interstate transportation, and (2) to recover the costs of certain gas used as fuel for system operations. Otherwise, Dominion's regulated gas subsidiaries filed no new general rate cases during 2000, nor were there any outstanding cases requiring settlement.

   In March 2001, Dominion's West Virginia gas utility subsidiary filed a rate case with the Public Service Commission of West Virginia with a proposed effective date for new rates as of January 1, 2002. No procedural schedule has been established at this time. The proposed new rates are to provide for the increased cost of gas supplies as well as increased operating costs.

           FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

   See Note 27 to the Consolidated Financial Statements on page 68 of the 2000 Annual Report.

                               SOURCES OF ENERGY

Sources of Energy--Electricity

   Dominion Energy provides electricity for use on a wholesale and a retail level. We can supply electricity demand either through generation from our generation facilities in Virginia, West Virginia, North Carolina and Illinois or through power purchase contracts when needed. The following table outlines our generating units and capability.

 Generating Units

                                                                       Summer
                                              Years                  Capability
    Name of Station, Units and Location     Installed  Type of Fuel      Mw
    -----------------------------------     --------- -------------- ----------
Nuclear:
  Surry Units 1 & 2, Surry, Va.............  1972-73     Nuclear        1,625
  North Anna Units 1 & 2, Mineral, Va......  1978-80     Nuclear        1,842(a)
                                                                       ------
      Total nuclear stations...............                             3,467(e)
                                                                       ------
Fossil Fuel:
  Steam:
    Bremo Units 3 & 4, Bremo Bluff, Va.....  1950-58       Coal           227
    Chesterfield Units 3-6, Chester, Va....  1952-69       Coal         1,229
    Clover Units 1 & 2, Clover, Va.........  1995-96       Coal           882(b)
    Mt. Storm Units 1-3, Mt. Storm, W. Va..  1965-73       Coal         1,587
    Chesapeake Units 1-4, Chesapeake, Va...  1953-62       Coal           595
    Possum Point Units 3 & 4, Dumfries,
     Va....................................  1955-62       Coal           322
    Yorktown Units 1 & 2, Yorktown, Va.....  1957-59       Coal           326
    Possum Point Units 1, 2, & 5,
     Dumfries,Va...........................  1948-75       Oil            929
    Yorktown Unit 3, Yorktown, Va..........   1974      Oil & Gas         818
    North Branch Unit 1, Bayard, W. Va.....   1994      Waste Coal         74
Combustion Turbines:
  39 units (9 locations)...................  1967-70    Oil & Gas       1,595(c)
Combined Cycle:
  Bellmeade, Richmond, Va..................   1991      Oil & Gas         230
  Chesterfield Units 7 & 8, Chester, Va....  1990-92    Oil & Gas         397
                                                                       ------
      Total fossil stations................                             9,211
                                                                       ------
Hydroelectric:
  Gaston Units 1-4, Roanoke Rapids, N.C....   1963     Conventional       225
  Roanoke Rapids Units 1-4, Roanoke Rapids,
   N.C.....................................   1955     Conventional        99
  Other....................................  1930-87   Conventional         3
  Bath County Units 1-6, Warm Springs, Va..   1985    Pumped Storage    1,260(d)
                                                                       ------
      Total hydro stations.................                             1,587
                                                                       ------
      Total generating unit capability.....                            14,265
                                                                       ------
Non-regulated Units:
  Kincaid, Springfield, IL................. 1967-1968      Coal         1,158
  Elwood, Elwood, IL.......................   1999         Gas            307
  Morgantown, Morgantown, WV...............   1992      Waste Coal         33
  Others................................... 1988-1990    Various           39
                                                                       ------
      Total non-regulated generating
       units...............................                             1,537
                                                                       ------
Net Purchases..............................                               145
Non-Utility Generation (power purchase
 contracts)................................                             3,973
                                                                       ------
      Total Capability.....................                            19,920
                                                                       ======

--------
(a) Includes an undivided interest of 11.6 percent (213.7 Mw) owned by Old Dominion Electric Cooperative (ODEC).
(b) Includes an undivided interest of 50 percent (441 Mw) owned by ODEC.
(c) Includes the four new Remington combustion turbine units that began operations in July 2000.
(d) Reflects Virginia Power's 60 percent undivided ownership interest in the 2,100 Mw station. A 40 percent undivided interest in the facility is owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc.
    (AE).
(e) In 2000, our four nuclear units achieved a combined capacity factor of 95.1 percent.

   The Company's highest one-hour integrated service area summer and all- time peak demand was 16,216 Mw on July 6, 1999, and an all-time high one-hour integrated winter peak demand of 15,072 Mw was reached on January 28, 2000.

 Power Purchase Contracts

   Dominion Energy purchases electricity under contracts with other suppliers to meet a portion of our own system capacity requirements. From the mid-1980's until the start of the 1990's, we entered into a number of long-term purchase contracts for electricity now associated with our Dominion Energy segment. At the end of 1999, 900 Mw of these purchases from other utilities ended, and by the end of the first quarter of 2000, an additional 200 Mw of diversity exchange transactions was suspended. As of December 31, 2000, we have 54 power purchase contracts with a combined dependable summer capacity of 3,973 Mw. For information on the financial obligations under these agreements, see Note 22 to Consolidated Financial Statements on page 60 of 2000 Annual Report.

   The Company has reached an agreement, pending regulatory approvals, to terminate three long-term power purchase agreements. Dominion expects the transaction to be completed in the first quarter of 2001, resulting in a one-time, non-operating charge of approximately $135 million, after taxes. The transaction is part of an ongoing program which seeks to achieve competitive cost structures at its power generating business.

 Fuel for Electric Generation

   We use a variety of fuels to power our electric generation. These include a mix of both nuclear fuel and fossil fuel as described further below.

 Nuclear Fuel Supply

   We utilize both long-term contracts and spot purchases to support our needs for nuclear fuel. We continually evaluate worldwide market conditions in order to ensure a range of supply options at reasonable prices. Current agreements, inventories and spot market availability are expected to support our current and planned fuel supply needs for fuel cycles into the early 2000's. Beyond that period, we expect to purchase additional fuel as required to ensure optimum cost and inventory levels.

   In March 1999, the Company, along with a consortium of companies, was awarded a contract by DOE for mixed oxide (MOx) fuel fabrication and reactor irradiation services. We have determined that MOx fuel can be used safely and can potentially lower fuel costs. Furthermore, this program will improve international security by reducing plutonium stockpiles. Certain plant and site/facility modifications must be implemented to receive and utilize MOx fuel. DOE will reimburse the Company for all plant and site/facility modifications as well as other MOx fuel implementation costs. We expect to provide irradiation services beginning September 2007.

   The DOE did not begin the acceptance of SNF in 1998 as specified in our contract with the DOE. However, on-site SNF pool and dry container storage at the Surry and North Anna Power Stations are expected to be adequate for our needs until the DOE begins accepting SNF. See REGULATION--Nuclear Generation for additional information regarding SNF.

 Fossil Fuel Supply

   The fuel mix utilized by Dominion Energy's fossil operations consists of coal, oil, and natural gas. During 2000, we burned approximately 14 million tons of coal. We utilize both long-term contracts and spot purchases to support our coal needs. We presently anticipate sufficient supplies of coal will continue to be available at reasonable prices but market prices and price volatility will be higher. Coal producers, for the past two decades, have over-supplied the market. As a result, market prices in the past have remained relatively stable, even during periods when utility demand has spiked. Coal markets have become more supply-demand balanced which will likely lead to more price volatility in the future.

   Oil and oil-fired generation are used primarily to support heavier system generation loads during very cold or very hot weather periods. System requirements are purchased under both short-term spot agreements and longer term contracts. A sufficient supply of oil is expected to be available over the next five to ten year period.

   Dominion Energy uses natural gas as needed throughout the year for our jurisdictional and non-jurisdictional facilities. The Company's gas supply is obtained from various sources including: purchases from major and independent producers in the Southwest and Midwest regions; purchases from local producers in the Appalachian area; purchases from gas marketers; production from Company-owned wells in the Appalachian area, the Southwest, Midwest and offshore; and withdrawals from the Company's and third party underground storage fields. Dominion has the capability to buy and store natural gas at summer prices, which will then be consumed at the facilities during the winter.

   Firm natural gas transportation contracts (capacity) exist that allow delivery of gas to our facilities. Dominion has positioned its capacity portfolio in such a way that allows flexible natural gas deliveries to our gas turbine fleet, while minimizing costs. With natural gas being the preferred source of new electric generation, competition for existing gas capacity has increased. In order to ensure reliable delivery of natural gas, Dominion has acquired more natural gas capacity and has a rolling seven-year capacity plan in place that will protect its fleet from any perceived or real capacity shortage in the market.

Sources of Energy--Gas

 Gas Supply

   Dominion Energy is also engaged in the sale and storage of natural gas through its operating subsidiaries. Sources of gas supplies for sale to customers are the same as those described in Fossil Fuel Supply above.

   The Company has continued to purchase volumes from the array of accessible producing basins using its firm capacity resources. These purchased supplies include Appalachian resources in Ohio, Pennsylvania and West Virginia, and production from the Gulf Coast, Mid-Continent and offshore areas. Upon FERC's restructuring of the interstate pipeline business in 1992-93, pipelines no longer sell the delivered natural gas commodity; rather, customers provide their own gas supply for wholesale storage and/or delivery by the pipelines. Much of the supply is purchased by local distributors, energy marketing companies or end users, under seasonal or spot purchase agreements. While the average term of the Company's gas purchase agreements has declined, the reliability of supply has been adequate. The availability of supplies and heightened competition has forged a viable market, which has proven capable of satisfying the firm delivery requirement for supplies to the Company's markets in a highly reliable manner. Purchased gas volumes were 422 billion cubic feet
(Bcf) or about 60% of the total 2000 supply. Spot market and short-term purchases were 398 Bcf, or about 56% of the total 2000 supply.

   Considering the Company's large storage capacity, the volumes obtainable under its firm interstate pipeline capacity and gas supply contracts, Company-owned gas reserves, and assuming the future availability of spot market gas, the Company believes that supplies will be available to meet sales requirements for at least the next several years.

 Gas Storage--Transmission

   The Company's underground storage facilities play an important part in balancing gas supply with sales demand and are essential to servicing the Company's large volume of space-heating business. In addition, storage capacity is an important element in the effective management of both gas supply and pipeline transport capacity. The Company operates 26 underground gas storage fields located in Ohio, Pennsylvania, West Virginia and New York. The Company owns 20 of these storage fields and has joint-ownership with other companies in six of the fields. The total designed capacity of the storage fields, including native gas, is approximately 959 Bcf. The Company's share of the total capacity is about 717 Bcf. About one-half of the total capacity is base gas which remains in the reservoirs at all times to provide the primary pressure which enables the balance of the gas to be withdrawn as needed.

   Dominion Transmission operates 756 Bcf of the total designed storage capacity and owns 514 Bcf of the Company's capacity. Dominion Transmission utilizes a large portion of its turnable capacity to provide approximately 275 Bcf of gas storage service for others. This service is provided principally to local distributors, end users, and other customers serving the Northeast.

   Two of Dominion's gas distribution subsidiaries, Dominion East Ohio and Dominion Peoples, own and operate the remaining 203 Bcf of storage capacity. In addition to owning their own storage, these companies, as well as several of the other subsidiaries, have access to a portion of the storage capacity operated by Dominion Transmission. The distribution subsidiaries also have capacity available in storage fields owned by others. The Company controls other acreage in the Appalachian area suitable for the development of additional storage facilities which would enable further expansion of capacity to meet possible future storage needs.

                            FUTURE SOURCES OF ENERGY

   In January 2000, we filed an application with the Virginia Commission to build and operate two 160 Mw combustion turbine units in Caroline County, Virginia for additional peaking capacity. We have obtained the applicable zoning permits for the construction of the generators and have applied for other required environmental permits. The Virginia Commission approved the project in October 2000. The units are expected to be operational by the summer of 2001.

   In June 2000, we filed an application with the Virginia Commission to make a number of changes to the Possum Point Power Station designed to improve air quality and to meet existing and proposed air emission limitations in Northern Virginia. We have proposed the retirement of two coal-fired units, conversion of two other coal-fired units to gas, and the addition of one combined cycle unit to be operational by May 2003. The Virginia Commission held a hearing on the matter in January 2001.

   Dominion has reached an agreement to acquire the Millstone Nuclear Power Station located in Waterford, Connecticut from subsidiaries of Northeast Utilities and other owners for approximately $1.3 billion. The acquisition includes 100% ownership in Unit 1 and Unit 2, and 93.47% ownership interest in Unit 3, for a total of 1,954 Mw of generating capacity. See Note 5 of the Consolidated Financial Statements on page 47 of the 2000 Annual Report for additional information on the Millstone Nuclear Power Station acquisition.

   Dominion has also sited four new generation plants with combined capacity of approximately 2,000 Mw along Dominion's gas pipelines in Ohio, Pennsylvania and West Virginia. Additional anticipated capacity expansion of 4,000 Mw is also planned, including capacity expansions at our Elwood facility in Illinois.

   The Company has planned a $400 million addition to its natural gas transmission system to help meet demand growth. The 200-mile Greenbrier Pipeline will extend from West Virginia to North Carolina.

   During 2000, Dominion acquired 167 billion cubic feet equivalent of gas reserves and additional acreage for exploratory and development drilling through a number of purchase transactions. Significant acquisitions during the year included the purchase of additional interests in two deepwater Gulf of Mexico properties and various South Texas gas fields. In January 2000, Dominion acquired an additional 12.5 percent interest in Popeye, a deepwater gas producing property, increasing its interest to 50 percent. Dominion also doubled its interest in the Devil's Tower deepwater discovery to 60 percent. In August 2000, Dominion acquired the operating interests of Suemaur Exploration & Production, LLC and several partners in three Texas Gulf Coast natural gas fields.

               CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
  (Cautionary statements under the Private Securities Litigation Reform Act of
                                     1995)

   Our disclosure and analysis in this report and in our 2000 Annual Report to shareholders contain some "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, a broad spectrum of regulatory approvals, future performance or results of current and anticipated generation capacity, future performance or results of the development and expansion of the telecommunications segment, growth in customer base, financial results of asset divestitures, and the outcome of contingencies such as legal proceedings. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

   Any or all of our forward-looking statements in this report, in the 2000 Annual Report and in any other public statements that we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion above--for example, government regulations, organizational and operations restructuring, competition, weather, trading risks--will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

   We encourage you to read thoroughly Management's Discussion and Analysis of Financial Condition and Results of Operations and its Forward-Looking Statements.

   We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC.

                               ITEM 2. PROPERTIES

   Dominion's assets consist primarily of its investments in its subsidiaries, the principal properties of which are described below.

   Our Dominion Energy segment utilizes the electric generation facilities listed under the heading Sources of Power--Generating Units in Item 1. BUSINESS. Additionally, in connection with gas transmission and storage operations, Dominion Energy's storage operation consists of 26 storage fields, 342,605 acres of operated leaseholds, 2,069 storage wells and 822 miles of pipe. A significant portion of our investment in gas transmission facilities is for 6,428 miles of pipe required to move large volumes of gas throughout the Company's operating area.

   Our Dominion Energy segment also includes 99 compressor stations with 492,040 installed compressor horsepower located in Ohio, West Virginia, Pennsylvania and New York. Some of the stations are used interchangeably for several functions.

   Our Dominion Delivery segment utilizes 3,600 miles of electric transmission lines. Right-of-way grants from the apparent owners of real estate have been obtained for most electric lines, but underlying titles have not been examined except for transmission lines of 69 Kv or more. Where rights of way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly owned property, as to which permission for use is generally revocable. Portions of our transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, surplus capacity in the line if any exists.

   Dominion Delivery's investment in its gas distribution network is located in the states of Ohio, Pennsylvania and West Virginia. The gas distribution network includes 27,060 miles of pipe, exclusive of service pipe.

   The Company's investment in its natural gas system is considered suitable to do all things necessary to bring gas to the consumer. The Company's properties provided the capacity to meet a record system peak day sendout, including transportation service, of 11.4 Bcf on February 6, 1995. The system peak day sendout in 2000 was 8.6 Bcf on January 27.

   Information detailing Dominion Exploration & Production's oil and gas investments is as follows:

Company-Owned Reserves

   Estimated net quantities of proved gas and oil reserves at December 31 were as follows:

                                    2000             1999             1998
                              ---------------- ---------------- ----------------
                               Proved   Total   Proved   Total   Proved   Total
                              Developed Proved Developed Proved Developed Proved
                              --------- ------ --------- ------ --------- ------
Gas reserves (Bcf)
  United States..............   1,593    1,858     600      600     473     473
  Canada.....................     361      479     405      514     118     118
                               ------   ------   -----   ------   -----   -----
    Total gas reserves.......   1,954    2,337   1,005    1,114     591     591
                               ======   ======   =====   ======   =====   =====

Oil reserves (000 Bbls)
  United States..............  21,709   51,072     659      659   2,661   2,661
  Canada.....................  14,527   24,270   5,443   20,149   1,543   1,543
                               ------   ------   -----   ------   -----   -----
    Total oil reserves.......  36,236   75,342   6,102   20,808   4,204   4,204
                               ======   ======   =====   ======   =====   =====

   Dominion E&P and Dominion Transmission file Form EIA-23 with the DOE. The reserves reported on Form EIA-23 at December 31, 2000, as well as those which will be reported at December 31, 2001, are not reconcilable with Company-owned reserves because they are calculated on an operated basis and include working interest reserves of all parties.

Quantities of Gas and Oil Produced

   Quantities of gas and oil produced during each of the last three years ending December 31 follow:

                                                               2000  1999  1998
                                                               ----- ----- -----
Gas production (Bcf)
  United States...............................................   222    60    50
  Canada......................................................    47    37    13
                                                               ----- ----- -----
    Total gas production......................................   269    97    63
                                                               ===== ===== =====

Oil production (000 Bbls)
  United States............................................... 6,436   595   751
  Canada...................................................... 1,258 1,462   274
                                                               ----- ----- -----
    Total oil production...................................... 7,694 2,057 1,025
                                                               ===== ===== =====

   The average sales price (including transfers to other operations as determined under Financial Accounting Standards Board rules) per Mcf of non-cost-of-service gas produced during the years 2000, 1999 and 1998 was $3.10, $2.06 and $2.07, respectively. The respective average sales prices for oil were $22.88, $13.55 and $11.94 per barrel. The average production (lifting) cost per Mcf equivalent of gas and oil produced during the years 2000, 1999 and 1998 was $.49, $.71 and $.63, respectively.

Productive Wells

   The number of productive gas and oil wells in which the Company's subsidiaries had an interest at December 31, 2000, follow:

                                                                    Gross   Net
                                                                    ------ -----
Gas wells
  United States.................................................... 11,048 8,864
  Canada...........................................................    815   490
                                                                    ------ -----
    Total gas wells................................................ 11,863 9,354
                                                                    ====== =====

Oil wells
  United States....................................................    342   247
  Canada...........................................................    705   214
                                                                    ------ -----
    Total oil wells................................................  1,047   461
                                                                    ====== =====

   Includes 82 gross (23 net) multiple completion gas wells and 21 gross (8 net) multiple completion oil wells.

Net Wells Drilled in the Calendar Year

   The number of net wells completed during each of the last three years follows:

                                                        Years Ended December 31
                                                        -------------------------
                                                         2000     1999     1998
                                                        -------  -------  -------
   Exploratory:
    United States
     Productive........................................       5
     Dry...............................................       9
                                                        -------  -------  -------
       Total exploratory...............................      14
                                                        -------  -------  -------
   Development:
    United States
     Productive........................................     253       90      134
     Dry...............................................       2
                                                        -------  -------  -------
       Total United States.............................     255       90      134
                                                        -------  -------  -------
    Canada
     Productive........................................      52       18       14
     Dry...............................................      26        3        7
                                                        -------  -------  -------
       Total Canda.....................................      78       21       21
                                                        -------  -------  -------
       Total development...............................     333      111      155
                                                        -------  -------  -------
         Total wells drilled...........................     347      111      155
                                                        =======  =======  =======

   As of December 31, 2000, 36 gross (21 net) wells were in process of drilling, including wells temporarily suspended.

Acreage

   The following table sets forth the gross and net developed and undeveloped acreage of the Company's subsidiaries at December 31, 2000:

                                          Developed Acreage  Undeveloped Acreage
                                         ------------------- -------------------
                                           Gross      Net      Gross     Net*
                                         --------- --------- --------- ---------
United States*.......................... 2,453,889 1,784,475 1,034,933   611,114
Canada.................................. 1,281,477   716,673 1,130,216   732,678
                                         --------- --------- --------- ---------
  Total................................. 3,735,366 2,501,148 2,165,149 1,343,792
                                         ========= ========= ========= =========

--------
*  Developed acreage includes 212,055 gross and net cost-of-service acres.

                           ITEM 3. LEGAL PROCEEDINGS

   From time to time, Dominion and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by us, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there may be administrative proceedings on these matters pending. In addition, in the normal course of business, Dominion and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

   See REGULATION and RATES under Item 1. BUSINESS for information on various regulatory proceedings to which we are a party.

   In April 1999, Virginia Power was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill prevention, control and countermeasures (SPCC) plans and facility response plan (FRP) requirements at one of our power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, Virginia Power may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to have a material impact on our Company's financial condition or results of operations.

   In August 1999, Virginia Power identified matters at certain other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements. Virginia Power reported these matters to the EPA and our plan for correcting them. The EPA has not assessed any penalties, pending its review of the disclosure information. Future resolution of these matters is not expected to have a material impact on the Company's financial condition or results of operations.

   In August 1990, Dominion Transmission entered into a Consent Order and Agreement with the Commonwealth of Pennsylvania Department of Environmental Protection (DEP) in which Dominion Transmission agreed with the DEP's determination of certain violations of the Pennsylvania Solid Waste Management Act, the Pennsylvania Clean Streams Law and the rules and regulations promulgated thereunder. No civil penalties have been assessed. According to the Order and Agreement, Dominion Transmission continues to perform sampling, testing and analysis, and conducts a program of remediation at some of its Pennsylvania facilities. Dominion Transmission has recognized an estimated liability amounting to $6 million at December 31, 2000, for future costs expected to be incurred to remediate or mitigate hazardous substances at these sites and at facilities covered by the Order and Agreement.

   During 2000, Dominion Transmission paid a total of $380,000 related to a hydrocarbon spill in February 1998 at one of its facilities in Aliquippa, Beaver County, Pennsylvania. Dominion Transmission settled the matter by contributing $200,000 to the Penn's Corner Conservancy Charitable Trust and $80,000 to the Beaver County Conservation District, and paying $100,000 to the DEP for response costs.

   During 2000, Virginia Power received a Notice of Violation (NOV) from the EPA alleging that we failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at our Mt. Storm Power Station in West Virginia. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. Also in 2000, the Attorney General of New York filed a suit alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. Virginia Power also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Virginia Power has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for major environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at the Company's coal-fired generating stations in Virginia and West Virginia. Although Virginia Power reached an agreement in principle, the terms of a final binding settlement are still being negotiated. See Note 22 to the Consolidated Financial Statements on page 61 of the 2000 Annual Report.

   Following the announcement of the merger, in April 1999, CNG and its directors were served with a Class Action Complaint, which sought, among other things, to compel CNG to sell the company for the highest value to CNG shareholders. Several additional Class Action Complaints, seeking essentially the same relief, have been combined with this action. CNG moved to dismiss, and on February 15, 2000, the plaintiffs took action for dismissal.

   A qui tam action (one in which the plaintiff sues for the government as well as for itself, and gets to keep part of the recovery) was brought by Jack Grynberg, an oil and gas entrepreneur, against a major part of the gas industry, including CNG and several of its subsidiaries. The complaint, which was filed on July 2, 1997, was under seal pending Department of Justice review. The Department of Justice declined to intervene and the seal was lifted in May 1999. CNG was served in the Western District of Louisiana on May 1, 1999. The suit alleges fraudulent mismeasurement of gas volumes and underreporting of gas royalties from gas production taken from federal leases. The cases have been removed to the Eastern District of Wyoming, where a motion to dismiss will be filed by the Company.

   A class action was filed by Quinque Operating Co. and others against approximately 300 defendants, including CNG and several of its subsidiaries, in Stevens County, Kansas. The complaint, which was served on CNG and its subsidiaries on September 24, 1999, alleged fraud, misrepresentation, conversion and assorted other claims, in the measurement and payment of gas royalties from privately held gas leases. The case has been remanded to Kansas state court by the federal judge overseeing the Grynberg case. The plaintiffs will seek class certification and expedited discovery in Kansas. The defendants in the case have filed a motion to keep the case in federal court.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Name and Age                   Business Experience Past Five Years
      ------------                   -----------------------------------
 Thos. E. Capps (65)......... Chairman of the Board of Directors, President and
                              Chief Executive Officer of Dominion from August
                              1, 2000 to date; Vice Chairman of the Board of
                              Directors, President and Chief Executive Officer
                              of Dominion from January 28, 2000 to August 1,
                              2000; Chairman of the Board of Directors,
                              President and Chief Executive Officer from
                              September 1, 1995 to January 28, 2000; Chairman
                              of the Board of Directors and Chief Executive
                              Officer prior to September 1, 1995.

 Thomas N. Chewning (55)..... Executive Vice President and Chief Financial
                              Officer of Dominion from May 1, 1999 to date;
                              Chief Executive Officer of Dominion Energy from
                              May 1, 1999 to January 28, 2000; Executive Vice
                              President and Chief Financial Officer of
                              Consolidated Natural Gas Company from January 28,
                              2000 to date; President and Chief Executive
                              Officer of Dominion Energy from October 1, 1994
                              to May 1, 1999; Senior Vice President of Dominion
                              prior to January 1, 1997.

 Thomas F. Farrell, II (46).. Executive Vice President of Dominion from March
                              1, 1999 to date; Chief Executive Officer of
                              Virginia Electric and Power Company and Dominion
                              Energy, Inc. from May 1, 1999 to date; Executive
                              Vice President of Consolidated Natural Gas
                              Company from January 28, 2000 to date; Senior
                              Vice President-Corporate Affairs and General
                              Counsel of Dominion and Executive Vice President,
                              General Counsel and Corporate Secretary of
                              Virginia Electric and Power Company from July 1,
                              1998 to May 1, 1999; Executive Vice President and
                              General Counsel of Virginia Electric and Power
                              Company from April 17, 1998 to June 30, 1998;
                              Senior Vice President- Corporate and General
                              Counsel of Dominion from January 1, 1997 to March
                              1, 1999; Vice President and General Counsel of
                              Dominion from July 1, 1995 to January 1, 1997;
                              Partner in the law firm of McGuire, Woods, Battle
                              & Boothe LLP prior to July 1, 1995.

 James P. O'Hanlon (57)...... Executive Vice President of Dominion and
                              President and Chief Operating Officer of Virginia
                              Electric and Power Company from May 1, 1999 to
                              date; Executive Vice President of Consolidated
                              Natural Gas Company from January 28, 2000 to
                              date; Chief Nuclear Officer of Virginia Electric
                              and Power Company from May 1, 1999 to April 28,
                              2000; Senior Vice President-Nuclear of Virginia
                              Electric and Power Company prior to May 1, 1999.

 Robert E. Rigsby (51)....... President and Chief Operating Officer of Virginia
                              Electric and Power Company and Executive Vice
                              President of Dominion Resources, Inc. from May 1,
                              1999 to date; Executive Vice President of
                              Virginia Electric and Power Company from January
                              1, 1996 to April 30, 1999; Senior Vice
                              President--Finance and Controller of Virginia
                              Electric and Power Company prior to January 1,
                              1996.

      Name and Age                  Business Experience Past Five Years
      ------------                  -----------------------------------
 H. Patrick Riley (63)..... Executive Vice President of Dominion from January
                            28, 2000 to date; Executive Vice President of
                            Consolidated Natural Gas Company from January 28,
                            2000 to date; President and Chief Executive Officer
                            of Dominion Exploration and Production, Inc. from
                            January 28, 2000 to date; President of CNG
                            Producing Company prior to January 28, 2000.

 Edgar M. Roach, Jr. (52).. Executive Vice President of Dominion from September
                            15, 1997 to date and Chief Executive Officer of
                            Virginia Electric and Power Company from May 1,
                            1999 to date; Executive Vice President of
                            Consolidated Natural Gas Company from January 28,
                            2000 to date; Senior Vice President-Finance,
                            Regulation and General Counsel of Virginia Electric and Power Company from January 1, 1996 to September
                            15, 1997; Vice President-Regulation and General
                            Counsel, prior to January 1, 1996.

 James L. Trueheart (49)... Group Vice President and Chief Administrative
                            Officer of Dominion and Consolidated Natural Gas
                            Company from June 1, 2000 to date; Group Vice
                            President, Chief Administrative Officer, and
                            Controller from January 28, 2000 to June 1, 2000;
                            Senior Vice President and Controller from November
                            1, 1998 to January 28, 2000; Vice President and
                            Controller prior to November 1, 1998.

 Eva Teig Hardy (56)....... Senior Vice President-External Affairs & Corporate
                            Communications of Dominion from May 1, 1999 to
                            date; Senior Vice President-External Affairs &
                            Corporate Communications of Virginia Electric and
                            Power Company, September 1, 1997 to April 28, 2000;
                            Vice President-External Affairs and Corporate
                            Communications, June 1, 1997 to September 1, 1997;
                            Vice President-Public Affairs of Virginia Electric
                            and Power Company prior to June 1, 1997.

 G. Scott Hetzer (44)...... Senior Vice President and Treasurer of Dominion
                            from May 1, 1999 to date; Senior Vice President and
                            Treasurer of Virginia Electric and Power Company
                            from January 28, 2000 to date; Senior Vice
                            President and Treasurer of Consolidated Natural Gas
                            Company from January 28, 2000 to date; Vice
                            President and Treasurer of Dominion from October 1,
                            1997 to May 1, 1999; Managing Director of Wheat
                            First Butcher Singer prior to October 1, 1997.

 James L. Sanderlin (59)... Senior Vice President-Law of Dominion from
                            September 15, 1999 to date; Senior Vice President-
                            Law of Consolidated Natural Gas Company from
                            January 28, 2000 to date. Partner in the law firm of McGuire, Woods, Battle & Boothe LLP prior to
                            September 15, 1999.

 Steven A. Rogers (39)..... Vice President, Controller and Principal Accounting
                            Officer of Dominion and Consolidated Natural Gas
                            Company and Vice President and Principal Accounting
                            Officer of Virginia Electric and Power Company from
                            June 1, 2000 to date; Controller of Virginia
                            Electric and Power Company from January 28, 2000 to
                            May 31, 2000. Controller of Dominion Energy, Inc.
                            from September 1, 1998 to June 1, 2000; Vice
                            President and Controller of Optacor Financial
                            Services Company from February 17, 1997 through
                            September 1, 1998; Manager--Internal Audit of
                            Dominion prior to February 17, 1997.

                                    PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

   Dominion Resources common stock is listed on the New York Stock Exchange and at December 31, 2000 there were 188,737 common shareholders of record. Quarterly information concerning stock prices and dividends contained in Note 26 to the Consolidated Financial Statements on page 67 of the 2000 Annual Report for the fiscal year ended December 31, 2000, filed herein as Exhibit 13, is hereby incorporated herein by reference.

                        ITEM 6. SELECTED FINANCIAL DATA

   This information contained under the caption "Selected Consolidated Financial Data" on page 69 of the 2000 Annual Report for the fiscal year ended December 31, 2000, filed herein as Exhibit 13, is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

   This information contained under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 30 through 40 of the 2000 Annual Report for the fiscal year ended December 31, 2000, filed herein as Exhibit 13, is hereby incorporated herein by reference.

   In addition, see Schedule I--Condensed Financial Information to Registrant under Part IV, Item 14 for the separate, condensed financial statements and related notes for Dominion Resources, Inc. which contain information on certain restrictions in affect at December 31, 2000 on CNG's ability to make dividend payments. These restrictions did not affect the Company's ability to meet its cash obligations. Further as set out in Schedule I, this restriction has been eliminated.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   This information contained under the following captions:

     Market Rate Sensitive Instruments and Risk Management

       Interest Rate Risk

       Commodity Price Risk--Non-Trading Activities

       Commodity Price Risk--Trading Activities

       Equity Price Risk

       Risk Management Policies

under Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 39 and 40 of the 2000 Annual Report for the fiscal year ended December 31, 2000, filed herein as Exhibit 13, is hereby incorporated herein by reference.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   This information contained in the Consolidated Financial Statements on pages 25 through 69 and related report thereon of Deloitte & Touche LLP, independent auditors, appearing on page 70 of the 2000 Annual Report for the fiscal year ended December 31, 2000, filed herein as Exhibit 13, is hereby incorporated herein by reference.

   In addition, see Schedule I--Condensed Financial Information of Registrant under Part IV, Item 14 for the separate, condensed financial statements and related notes, for Dominion Resources, Inc. which contain information on certain restrictions in affect at December 31, 2000 on CNG's ability to make dividend payments. These restrictions did not affect the Company's ability to meet its cash obligations. Further as set out in Schedule I, this restriction has been eliminated.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

   None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the directors of Dominion contained in the 2001 Proxy Statement, under the heading The Board, File No. 1-8489, dated March 16, 2001 (the 2001 Proxy Statement), is incorporated herein by reference. The information concerning the executive officers of Dominion required by this item is included in Part I of this Form 10-K under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.

                        ITEM 11. EXECUTIVE COMPENSATION

   The information regarding executive compensation contained under the heading Executive Compensation and the information regarding director compensation contained under the heading The Board--Compensation and Other Programs in the 2001 Proxy Statement, is incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information concerning stock ownership by directors and executive officers is contained under the heading The Board--Share Ownership Table in the 2001 Proxy Statement, is hereby incorporated herein by reference. There is no person known by Dominion to be the beneficial owner of more than five percent of Dominion common stock.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information concerning certain transactions with executive officers under the Stock Purchase and Loan Program contained under the heading Executive Compensation in the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Certain documents are filed as part of this Form 10-K and are incorporated herein by reference and found on the pages noted.

     1. Financial Statements

                                                                   2000 Annual
                                                                    Report to
                                                                   Shareholders
                                                                      (Page)
                                                                   ------------
     Consolidated Statements of Income for the years ended
      December 31, 2000, 1999 and 1998............................       25
     Consolidated Balance Sheets at December 31, 2000 and 1999....    26-27
     Consolidated Statements of Common Shareholders' Equity and
      Consolidated Statements of Comprehensive Income for the
      years ended December 31, 2000, 1999 and 1998................       28
     Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998............................       29
     Notes to Consolidated Financial Statements...................    41-69
     Independent Auditors' Report.................................       70
     Report of Management's Responsibilities......................       70

     2. Financial Statement Schedules

                                                                       Page
                                                                   ------------
     Independent Auditors' Report.................................       32
     Schedule I--Condensed Financial Information of Registrant....       33
     Schedule II--Valuation and Qualifying Accounts...............       38

   All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the related notes.

     3. Exhibits

    2(i)   -- Agreement, dated June 26, 1998, relating to the sale and purchase of East Midlands Electricity plc by PowerGen plc
              (Exhibit 2, Form 10-Q for the quarter ended June 30, 1998, File
              No. 1-8489, incorporated by reference).

   2(ii)   -- Amended and Restated Agreement and Plan of Merger, dated May
              11, 1999 (Exhibit 2, Form S-4, Registration Statement, File No.
              333-75699, as filed on May 20, 1999, incorporated by reference)
              and the Joinder Agreement, dated January 28, 2000 (Exhibit 1.2,
              Form 8-K, dated February 1, 2000, File No. 1-8489, incorporated by reference).

    3(i)   -- Articles of Incorporation as in effect August 9, 1999 (Exhibit
              3(i), Form 10-Q for the quarter ended June 30, 1999, File No.
              1-8489, incorporated by reference).

   3(ii)   -- Articles of Amendment establishing Series A Preferred Stock, effective March 12, 2001 (filed herewith).

   3(iii)  -- Bylaws as in effect on October 20, 2000 (Exhibit 3, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).

    4(i)   -- See Exhibit 3(i) above.


   4(ii)   -- Indenture of Mortgage of Virginia Electric and Power Company,
              dated November 1, 1935, as supplemented and modified by fifty-
              eight Supplemental Indentures (Exhibit 4(ii), Form 10-K for the
              fiscal year ended December 31, 1985, File No. 1-2255,
              incorporated by reference); Sixty-Seventh Supplemental
              Indenture (Exhibit 4(i), Form 8-K, dated April 2, 1991, File
              No. 1-2255, incorporated by reference); Seventieth Supplemental
              Indenture, (Exhibit 4(iii), Form 8-K, dated February 25, 1992,
              File No. 1-2255, incorporated by reference); Seventy-First
              Supplemental Indenture (Exhibit 4(i)) and Seventy-Second
              Supplemental Indenture, (Exhibit 4(ii), Form 8-K, dated July 7,
              1992, File No. 1-2255, incorporated by reference); Seventy-
              Third Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated
              August 6, 1992, File No. 1-2255, incorporated by reference);
              Seventy-Fourth Supplemental Indenture (Exhibit 4(i), Form 8-K,
              dated February 10, 1993, File No. 1-2255, incorporated by
              reference); Seventy-Fifth Supplemental Indenture, (Exhibit
              4(i), Form 8-K, dated April 6, 1993, File No. 1-2255,
              incorporated by reference);
              Seventy-Sixth Supplemental Indenture, (Exhibit 4(i), Form 8-K,
              dated April 21, 1993, File No. 1-2255, incorporated by
              reference); Seventy-Seventh Supplemental Indenture,
              (Exhibit 4(i), Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference); Seventy-Eighth Supplemental
              Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993,
              File No. 1-2255, incorporated by reference); Seventy-Ninth
              Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated August
              10, 1993, File No. 1-2255, incorporated by reference);
              Eightieth Supplemental Indenture, (Exhibit 4(i), Form 8-K,
              dated October 12, 1993, File No. 1-2255, incorporated by
              reference); Eighty-First Supplemental Indenture,
              (Exhibit 4(iii), Form 10-K for the fiscal year ended December
              31, 1993, File No. 1-2255, incorporated by reference);
              Eighty-Second Supplemental Indenture, (Exhibit 4(i), Form 8-K,
              dated January 18, 1994, File No. 1-2255, incorporated by
              reference); Eighty- Third Supplemental Indenture (Exhibit 4(i),
              Form 8-K, dated October 19, 1994, File No. 1-2255, incorporated by reference); Eighty-Fourth Supplemental Indenture (Exhibit
              4(i), Form 8-K, dated March 23, 1995, File No. 1-2255,
              incorporated by reference, and Eighty-Fifth Supplemental
              Indenture (Exhibit 4(i), Form 8-K, dated February 20, 1997,
              File No. 1-2255, incorporated by reference).

   4(iii)  -- Indenture, dated as of June 1, 1986, between Virginia Electric and Power Company and The Chase Manhattan Bank (formerly
              Chemical Bank) (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).

   4(iv)   -- Indenture, dated April 1, 1988, between Virginia Electric and
              Power Company and The Chase Manhattan Bank (formerly Chemical
              Bank), as supplemented and modified by a First Supplemental
              Indenture, dated August 1, 1989, (Exhibit 4(vi), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255,
              incorporated by reference); Second Supplemental Indenture, dated May 1, 1999 (Exhibit 4.2, Form S-3, Registration
              Statement, File No. 333-7615, as filed on April 13, 1999,
              incorporated by reference).

    4(v)   -- Subordinated Note Indenture, dated as of August 1, 1995 between
              Virginia Electric and Power Company and The Chase Manhattan
              Bank (formerly Chemical Bank), as Trustee, as supplemented
              (Exhibit 4(a), Form S-3 Registration Statement File No. 333-
              20561 as filed on January 28, 1997, incorporated by reference).

   4(vi)   -- Form of Senior Indenture, dated as of June 1, 1998, between
              Virginia Electric and Power Company and The Chase Manhattan
              Bank as supplemented by the First Supplemental Indenture
              (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture
              (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference) and Third Supplemental Indenture
              (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1-
              2255, incorporated by reference).


   4(vii)   -- Indenture, Junior Subordinated Debentures, dated December 1,
               1997, between Dominion Resources, Inc. and The Chase Manhattan
               Bank as supplemented by a First Supplemental Indenture, dated
               December 1, 1997 (Exhibit 4.1 and Exhibit 4.2 to Form S-4
               Registration Statement, File No. 333-50653, as filed on April
               21, 1998, incorporated by reference); Second and Third
               Supplemental Indentures, dated January 1, 2001, (Exhibits 4.6 and 4.13, Form 8-K, dated January 9, 2001, incorporated by reference).

   4(viii)  -- Consolidated Natural Gas Company Indentures, Supplemental
               Indentures and Securities Resolutions are listed below and incorporated by reference:

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

               Indenture dated as of May 1, 1971 (Exhibit (5) to Certificate of Notification at Commission File No. 70-5012)

               Fifteenth Supplemental Indenture dated as of October 1, 1989
               (Exhibit (5) to Certificate of Notification at Commission File
               No. 70-7651)

               Seventeenth Supplemental Indenture dated as of August 1, 1993
               (Exhibit (4) to Certificate of Notification at Commission File
               No. 70-8167)

               Eighteenth Supplemental Indenture dated as of December 1, 1993
               (Exhibit (4) to Certificate of Notification at Commission File
               No. 70-8167)

               Nineteenth Supplemental Indenture dated as of January 28, 2000
               (Exhibit (4A)(iii), Form 10-K for the fiscal year ended
               December 31, 1999, File No. 1-3196, incorporated by reference).

               Twentieth Supplemental Indenture dated as of March 19, 2001
               (filed herewith).

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

               Securities Resolution No. 6 effective as of September 21, 1999
               (Exhibit 4A(iv), Form 10-K for the fiscal year ended December
               31, 1999, File No. 1-3196, and relating to the 7 1/4% Notes
               Due October 1, 2004).


    4(ix)   -- Senior Indenture, dated June 1, 2000, between Dominion and The
               Chase Manhattan Bank, as Trustee (Exhibit 4 (iii), Form S-3,
               Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000
               (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11,
               2000, File No. 1-8489, incorporated by reference); Third
               Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form
               8-K dated July 11, 2000, incorporated by reference); Fourth
               Supplemental Indenture and Fifth Supplemental Indenture dated
               September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8,
               2000, incorporated by reference); Sixth Supplemental
               Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); and
               Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit
               4.2, Form 8-K, dated October 11, 2000, incorporated by
               reference). Eighth Supplemental Indenture, dated January 1,
               2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001,
               incorporated by reference).

    4(x)    -- Dominion Resources agrees to furnish to the Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Dominion Resources' total assets.

    10(i)   -- Amended and Restated Interconnection and Operating Agreement,
               dated as of July 29, 1997 between Virginia Electric and Power
               Company and Old Dominion Electric Cooperative (Exhibit 10(v),
               Form 10-K for the fiscal year ended December 31, 1997,
               File No. 1-8489, incorporated by reference).

   10(ii)   -- Credit Agreements, dated as of June 7, 1996, between The Chase
               Manhattan Bank (formerly Chemical Bank) and Virginia Electric and Power Company (Exhibit 10(i) and Exhibit 10(ii), Form 10-Q
               for the period ended June 30, 1996. File No. 1-2255,
               incorporated by reference) and as amended and restated as of
               June 4, 1999 (Exhibit 10.2, Form 10-K for the fiscal year
               ended December 31, 1999, File No. 1-2255, incorporated by
               reference).

   10(iii)  -- Inter-Company Credit Agreement, dated December 20, 1985, as modified on August 21, 1987, between Dominion Resources and
               Dominion Capital, Inc. (Exhibit 10(vi), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).

   10(iv)   -- Inter-Company Credit Agreement, dated October 1, 1987 as amended and restated as of May 1, 1988 between Dominion
               Resources and Dominion Energy, Inc. (Exhibit 10(vii), Form 10-
               K for the fiscal year ended December 31, 1993, File No. 1-
               8489, incorporated by reference).

    10(v)   -- Form of Amended and Restated Articles of Partnership in
               Commendam of Catalyst Old River Hydroelectric Limited
               Partnership, by and between Catalyst Vidalia Corporation and
               Dominion Capital, Inc. effective as of August 24, 1990
               (Exhibit 10(xii) Form 10-K for the fiscal year ended December
               31, 1990, File No. 1-8489, incorporated by reference).

   10(vi)   -- First Amendment of Trust Agreement of Dominion Resources Black
               Warrior Trust, dated June 27, 1994, among Dominion Black
               Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank
               (DE) National Association and Nationsbank of Texas, N.A.
               (Exhibit 10(ii), Form 10-Q for the quarter ended June 30,
               1994, File No. 1-8489, incorporated by reference).


    10(vii)    -- DRI Services Agreement, dated January 28, 2000, by and
                  between Dominion Resources, Inc., Dominion Resources
                  Services, Inc. and Consolidated Natural Gas Service
                  Company, Inc. (Exhibit 10(viii), Form 10-K for the fiscal
                  year ended December 31, 1999, File No. 1-8489, incorporated by reference).

    10(viii)   -- Services Agreement between Dominion Resources Services,
                  Inc. and Virginia Electric and Power Company dated January
                  1, 2000 (Exhibit 10.19, Form 10-K for the fiscal year ended
                  December 31, 1999, File No. 1-2255, incorporated by
                  reference).

     10(ix)    -- Support Agreement between Dominion Resources Services, Inc.
                  and Virginia Electric and Power Company dated January 1,
                  2000 (Exhibit 10.20, Form 10-K for the fiscal year ended
                  December 31, 1999, File No. 1-2255, incorporated by
                  reference).

     10(x)     -- Alliance Agreement establishing the Alliance Independent
                  Transmission System Operator, Inc., Alliance Transmission
                  Company, Inc. and Alliance Transmission Company LLC dated
                  May 27, 1999 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by
                  reference).

    10(xi)*    -- Dominion Resources, Inc. Executive Supplemental Retirement
                  Plan, effective January 1, 1981 as amended and restated
                  September 1, 1996 (Exhibit 10(iv), Form 10-Q for the
                  quarter ended June 30, 1997, File No. 1-8489, incorporated by reference) and as amended June 20, 1997 and as amended
                  March 3, 1998 (Exhibit 10(xxi), Form 10-K for the fiscal
                  year ended December 31, 1997, File No. 1-8489, incorporated by reference).

    10(xii)*   -- Arrangements with certain executive officers regarding
                  additional credited years of service for retirement and
                  retirement life insurance purposes (Exhibit 10(xxii),
                  Form 10-K for the fiscal year ended December 31, 1997, File
                  No. 1-8489, incorporated by reference).

   10(xiii)*   -- Dominion Resources, Inc.'s Cash Incentive Plan as adopted
                  December 20, 1991 (Exhibit 10(xxii), Form 10-K for the
                  fiscal year ended December 31, 1991, File No. 1-8489,
                  incorporated by reference).

    10(xiv)*   -- Dominion Resources, Inc. Incentive Compensation Plan,
                  effective April 22, 1997 (Exhibit 99, Form S-8 Registration
                  Statement, File No 333-25587, incorporated by reference)
                  and as restated effective April 28, 2000 (Exhibit 99, Form
                  S-8, Registration Statement, File No. 333-38396,
                  incorporated by reference).

    10(xv)*    -- Form of Employment Continuity Agreement for certain
                  officers of Dominion Resources (Exhibit 10(i), Form 10-Q
                  for the quarter ended June 30, 1999, File No. 1-8489,
                  incorporated by reference).

    10(xvi)*   -- Dominion Resources, Inc. Retirement Benefit Funding Plan,
                  effective June 29, 1990 as amended and restated September
                  1, 1996 (Exhibit 10(iii), Form 10-Q for the quarter ended
                  June 30, 1997, File No. 1-8489, incorporated by reference).

   10(xvii)*   -- Dominion Resources, Inc. Retirement Benefit Restoration
                  Plan as adopted effective January 1, 1991 as amended and
                  restated September 1, 1996 (Exhibit 10(ii), Form 10-Q for
                  the quarter ended June 30, 1997, File No. 1-8489,
                  incorporated by reference).

   10(xviii)*  -- Dominion Resources, Inc. Executives' Deferred Compensation
                  Plan, effective January 1, 1994 and as amended and restated
                  January 1, 2001 (filed herewith).


    10(xix)*   -- Employment Agreement dated April 16, 1999 between Dominion
                  Resources and Thos. E. Capps (Exhibit 10(ii), Form 10-Q for
                  the quarter ended March 31, 1999, File No. 1-8489,
                  incorporated by reference) and Form of Amendment (Exhibit
                  10(iii), Form 10-Q for the quarter ended June 30, 1999,
                  File No. 1-8489, incorporated by reference).

    10(xx)*    -- Form of Employment Agreement between Dominion Resources certain executive officers including Thomas N. Chewning
                  (Exhibit 10 (xxx), Form 10-K for the fiscal year ended
                  December 31, 1997, File No. 1-8489, incorporated by
                  reference and Exhibit 10(ii), Form 10-Q for the quarter
                  ended March 31, 1998, File No. 1-8489, incorporated by
                  reference) and Form of Amendment for Thomas N. Chewning
                  (Exhibit 10(iii), Form 10-Q for the quarter ended June 30,
                  1999, File No. 1-8489, incorporated by reference).

    10(xxi)*   -- Dominion Resources, Inc. Stock Accumulation Plan for
                  Outside Directors, effective April 23, 1996 (Exhibit 10,
                  Form 10-Q for the quarter ended March 31, 1996,
                  File No. 1-8489, incorporated by reference).

   10(xxii)*   -- Dominion Resources, Inc. Directors Stock Compensation Plan,
                  effective April 9, 1998 (Exhibit 99, Form S-8 Registration
                  Statement, File No. 333-49725, incorporated by reference).

   10(xxiii)*  -- Dominion Resources, Inc. Directors Deferred Cash
                  Compensation Plan, effective December 21, 1998 (Exhibit 99,
                  Form S-8 Registration Statement, File No. 333-69305, incorporated by reference).

   10(xxiv)*   -- Employment Agreement, dated September 12, 1997 between
                  Dominion Resources and Edgar M. Roach, Jr. (Exhibit
                  10(xxxiv), Form 10-K for the fiscal year ended December 31,
                  1997, File No. 1-8489, incorporated by reference).

    10(xxv)*   -- Employment Agreement dated September 12, 1997 between
                  Dominion Resources and Thomas F. Farrell, II (Exhibit
                  10(xxxiii), Form 10-K for the fiscal year ended December
                  31, 1998, File No. 1-8489, incorporated by reference) and
                  Form of Amendment (Exhibit 10 (iii), Form 10-Q for the
                  quarter ended June 30, 1999, File No. 1-8489, incorporated by reference).

   10(xxvi)*   -- Form of Reimbursement Agreement between certain executive officers and Dominion Resources (Exhibit 10(xxvii), Form
                  10-K for the fiscal year ended December 31, 1999, File No.
                  1-2255, incorporated by reference).

   10(xxvii)*  -- Dominion Resources, Inc. Leadership Stock Option Plan,
                  effective July 1, 2000 (Exhibit 10(ii), Form 10-Q for the quarter ended June 30, 2000, File No. 1-8489, incorporated by reference).

   10(xxviii)  -- Purchase and Sale Agreement, dated August 7, 2000, by and among Northeast Nuclear Energy Company, et al and Dominion
                  Resources, Inc. (Exhibit 10(iii), Form 10-Q for the quarter ended June 30, 2000, File No. 1-8489, incorporated by reference).

    10(xxix)   -- Stock Purchase Agreement, dated May 8, 2000, By and Between
                  AGL Resources, Inc. as Buyer and Consolidated Natural Gas
                  Company, as Seller of Virginia Natural Gas, Inc. (Exhibit
                  10(iii), Form 10-Q for the quarter ended June 30, 2000,
                  File No. 1-8489, incorporated by reference).

     11    -- Computation of Earnings Per Share of Common Stock Assuming Full
              Dilution (filed herewith).

     13    -- Portions of the 2000 Annual Report to Shareholders for the fiscal year ended December 31, 2000 (filed herewith).

   18(i)   -- Letter re: Change in Accounting Principles (Exhibit 18, Form 10-Q
              for the quarter ended March 31, 2000, File No. 1-8489,
              incorporated by reference).

   18(ii)  -- Letter re: Change in Accounting Principles (Exhibit 18, Form 10-Q
              for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).

     21    -- Subsidiaries of the Registrant (filed herewith).

     23    -- Consent of Deloitte & Touche LLP (filed herewith).

--------
*  Indicates management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K

   1. Dominion filed a report on Form 8-K, dated November 16, 2000, relating to Dominion's agreement in principle with the Environmental Protection Agency regarding environmental improvements at coal-fired generating stations in Virginia and West Virginia.

   2. Dominion filed a report on Form 8-K, dated November 22, 2000, relating to the Dominion's Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch and Co.) to sell 6,000,000 shares of common stock to Merrill Lynch & Co.

   3. Dominion filed a report on Form 8-K, dated January 9, 2001, relating to
(i) the Dominion and Dominion Resources Capital Trust III underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. for the sale of 250,000 8.4% Capital Securities and (ii) the Dominion and Dominion Resources Capital Trust II underwriting agreement with Merrill Lynch for the sale of 12,000,000 8.4% Trust Preferred Securities.

   4. Dominion filed a report on Form 8-K, dated January 23, 2001, relating to the Dominion's underwriting agreement with Lehman Brothers Inc. for the sale of $1,000,000,000 2001 Series A 6% Senior Notes Due 2003.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Dominion Resources, Inc.
Richmond, Virginia

We have audited the consolidated financial statements of Dominion Resources, Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 25, 2001; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Dominion Resources, Inc. and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
January 25, 2001

                            DOMINION RESOURCES, INC.

           Schedule I--Condensed Financial Information of Registrant

                         Condensed Statements of Income

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
                                                                 (millions)
Operating revenue and income.................................. $  3  $     $
Operating expenses............................................   31    37    36
                                                               ----  ----  ----
Loss from operations..........................................  (28)  (37)  (36)
                                                               ----  ----  ----
Other income..................................................   47    47    35
                                                               ----  ----  ----
Income (loss) before interest and income taxes................   19    10    (1)
Interest charges..............................................  350    44    35
                                                               ----  ----  ----
Loss before income taxes...................................... (331)  (34)  (36)
Income tax benefit (expense)..................................  129    17   (16)
Equity in undistributed earnings of subsidiaries..............  638   314   600
                                                               ----  ----  ----
Net income                                                     $436  $297  $548
                                                               ====  ====  ====

The accompanying notes are an integral part of the Condensed Financial
Statements.

                            DOMINION RESOURCES, INC.

           Schedule I--Condensed Financial Information of Registrant

                            Condensed Balance Sheets

                                                 At December 31, At December 31,
                                                      2000            1999
                                                 --------------- ---------------
                                                           (millions)
Assets
 Current assets:
  Cash and cash equivalents.....................     $    51         $   28
  Accounts receivable...........................           7             36
  Other.........................................          33             15
                                                     -------         ------
  Total current assets..........................          91             79
                                                     -------         ------

 Investments:
  Investment in subsidiaries....................      10,881          5,115
  Advances to affiliates........................         951            340
  Other                                                    3             17
                                                     -------         ------
                                                      11,835          5,472
                                                     -------         ------
 Property, plant and equipment:
  Nonutility property...........................          35             42
  Accumulated depreciation and amortization.....         (13)           (16)
                                                     -------         ------
                                                          22             26
                                                     -------         ------
 Deferred charges and other assets..............           3             37
                                                     -------         ------
Total assets....................................     $11,951         $5,614
                                                     =======         ======
Liabilities and Stockholders' Equity
 Current liabilities:
  Short-term debt...............................     $ 1,306         $  197
  Accounts payable..............................           6              9
  Accrued interest..............................          63              2
  Accrued taxes.................................          71             20
  Other.........................................          27             24
                                                     -------         ------
  Total current liabilities.....................       1,473            252
                                                     -------         ------

 Long-term debt.................................       3,438            576
                                                     -------         ------
 Deferred credits and other liabilities.........          48             12
                                                     -------         ------

 Stockholders' equity:
  Common stock..................................       5,979          3,561
  Other paid-in capital.........................          16             16
  Accumulated other comprehensive income........         (31)           (15)
  Retained earnings.............................       1,028          1,212
                                                     -------         ------
                                                       6,992          4,774
                                                     -------         ------
 Total liabilities and stockholders' equity.....     $11,951         $5,614
                                                     =======         ======

The accompanying notes are an integral part of the Condensed Financial
Statements.

                            DOMINION RESOURCES, INC.

           Schedule I--Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   ---------  -------- --------
                                                           (millions)

Net cash flows to operating activities...........  $     (30) $   (66) $    (30)

Cash flows from(to) financing activities:
 Issuance of common stock........................        532                354
 Repurchase of common stock......................     (1,641)    (372)      (99)
 (Repayment) issuance of long-term debt..........      2,863      493      (401)
 (Repayment) issuance of short-term debt.........      1,108
 Dividend payments...............................       (615)    (493)     (503)
 Other...........................................                   1         4
                                                   ---------  -------  --------
 Net cash flows from(to) financing activities....      2,247     (371)     (645)

Cash flows from(to) investing activities:
 Purchase of Consolidated Natural Gas Company....     (2,869)
 Investment in affiliates........................        (71)    (216)     (413)
 Inter-company advances..........................       (611)     107      (114)
 Dividends received from subsidiaries............      1,340      519     1,213
 Other...........................................         17      (16)       38
                                                   ---------  -------  --------
 Net cash flows from(to) investing activities....     (2,194)     394       724

Increase (decrease) in cash and cash
 equivalents.....................................         23      (43)       49
Cash and cash equivalents at beginning of year...         28       71        22
                                                   ---------  -------  --------
Cash and cash equivalents at end of year.........  $      51  $    28  $     71
                                                   =========  =======  ========
Supplemental cash flow information:
Non-cash transaction from investing and financing
 activities:
 Common stock issuance--acquisition of
  Consolidated Natural Gas Company...............  $   3,527

   The accompanying notes are an integral part of the Condensed Financial Statements.

                            DOMINION RESOURCES, INC.

           Schedule I--Condensed Financial Information of Registrant

                    Notes to Condensed Financial Statements

Note 1. Basis of Presentation

   Pursuant to rules and regulations of the Securities and Exchange Commission, the unconsolidated condensed financial statements of Dominion Resources, Inc. (the Company) do not reflect all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. Therefore these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the fiscal 2000 Annual Report to Shareholders (2000 Annual Report) as referenced in Form 10-K, Part II, Item 8.

   Accounting for subsidiaries--The Company has accounted for the earnings of its subsidiaries under the equity method in the unconsolidated condensed financial statements.

   Income Taxes--The unconsolidated income tax expense or benefit computed for the Company in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, reflects the tax assets and liabilities of the Company on a stand alone basis and the effect of filing a consolidated U.S. tax return with its subsidiaries.

Note 2. Long-term debt

                                                  At December 31,
                                     -----------------------------------------
                                             2000                 1999
                                     -------------------- --------------------
                                                Interest             Interest
                                      Balance   Rate(/3/)  Balance   Rate(/3/)
                                     ---------- --------- ---------- ---------
                                     (millions)           (millions)
Senior notes:
 2000 Series C, due 2003............   $  400        7.6
 2000 Series B, due 2005............      700        7.6
 2000 Various series, due 2010-
  2014..............................    1,400    7.2-8.1
Mandatory convertibles, convert
 2004...............................      412        8.1
Commercial paper(/1/)...............      250                $300
Junior subordinated debentures, due
 2027...............................      258        7.8      258       7.8
Bank loans, due 2004-2008(/2/)......       18        7.3       18       5.8
                                       ------    -------     ----       ---
Total long-term debt................   $3,438                $576
                                       ======                ====

--------
(/1/)The weighted average interest rate for the years 2000 and 1999 were 6.5%
     and 5.4%, respectively.
(/2/)Real estate at the Company is pledged as collateral.
(/3/)Interest rates are rounded to the nearest one-tenth of one-percent and consist of weighted average interest rates for variable rate debt.

   Maturities (including sinking fund obligations) through 2005 are as follows (millions): 2003-$400; 2004-$431; 2005-$700.

   In January 2001, the Company issued $1.0 billion of 2-year fixed rate 6% notes, $309 million in aggregate principal of 8.4% junior subordinated debentures due 2041 and $258 million in aggregate principal of 8.4% junior subordinated debentures due 2031. See Notes 16 and 17 to the 2000 Annual Report.

Note 3. Guarantees

   The Company has issued guarantees to various third parties in relation to the payment of obligations by certain of its subsidiaries and officers. At December 31, 2000, the Company had issued $1.8 billion of guarantees, and the subsidiaries' debt subject to such guarantees totaled $1.2 billion.

Note 4. Dividends received from consolidated subsidiaries

   The Company received dividends from its consolidated subsidiaries in the amounts of $1.3 billion, $519 million and $1.2 billion for the years 2000, 1999, and 1998, respectively. Cash dividends in 2000 included approximately $770 million reflecting proceeds from divestitures at certain of the Company's subsidiaries (see Note 5 to the 2000 Annual Report). Cash dividends in 1998 included approximately $720 million reflecting a portion of the proceeds from the sale of East Midlands Electricity plc by a subsidiary.

   Consolidated Natural Gas Company (CNG), a consolidated subsidiary of the Company, has indentures related to its long-term debt, one of which contained restrictions on dividend payments at December 31, 2000. As of that date, $19 million of CNG's consolidated retained earnings were free from such restriction. In March 2001, CNG requested and obtained the consent of debt holders to amend the indenture to eliminate certain provisions of the indenture, including such restriction. CNG received an order from the Securities and Exchange Commission on March 19, 2001, approving the amendment of the indenture.

                            DOMINION RESOURCES, INC.

                 Schedule II--Valuation and Qualifying Accounts

        Column A                Column B       Column C        Column D    Column E
        --------               ----------  ------------------ ----------  ----------
                                              Additions
                                           ------------------
                               Balance at  Charged   Charged              Balance at
                               beginning     to      to other               end of
      Description              of period   expense   accounts Deductions    period
      -----------              ----------  -------   -------- ----------  ----------
                                          (millions)
Valuation and qualifying
 accounts which are
 deducted in the balance
 sheet from the assets
 to which they apply:

Allowance for doubtful
 accounts...............  1998    $ 2        $13                 $10 (a)     $ 5
                          1999      5         19                  12 (a)      12
                          2000     36 (d)     71       $ 1        39 (a)      67

Allowance for loan
 losses.................  1998     18         30                   1 (a)      47
                          1999     47         11                  11 (a)      47
                          2000     47         35                  21 (a)      61

Valuation allowance for
 commodity contracts....  1998                13                              13
                          1999     13          9 (b)                          22
                          2000     22         (3)(b)                          19

Reserves:
Liabilities for pre-2000
 workforce reductions...  1998     30          2                  16 (c)      16
                          1999     16                             12 (c)       4
                          2000     12 (d)                          9 (c)       3
Liabilities for
 restructuring actvities
 .......................  1998
                          1999
                          2000                92                  55 (c)      37

--------
(a) Represents net amounts charged off as uncollectible.
(b) Amounts are net of adjustments to allowance reflecting changes in estimates.
(c) Represents payments for workforce reductions and/or restructuring liabilities.
(d) Includes balance of acquired company at date of acquisition.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Dominion Resources, Inc.

                                                    /s/ Thomas E. Capps
                                          By: _________________________________
                                              (Thos E. Capps, Chairman of the
                                             Board of Directors, President and
                                                 Chief Executive Officer)

Date: March 20, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 20th day of March, 2001.

                   Signature                                    Title
                   ---------                                    -----

             /s/ Thos. E. Capps                  Chairman of the Board of Directors,
________________________________________________  President and Chief Executive
                 Thos. E. Capps                   Officer

        /s/ William S. Barrack, Jr.              Director
________________________________________________
            William S. Barrack, Jr.

        /s/ George A. Davidson, Jr.              Director, Former Chairman of the
________________________________________________  Board of Directors
            George A. Davidson, Jr.

           /s/ Raymond E. Galvin                 Director
________________________________________________
               Raymond E. Galvin

             /s/ John W. Harris                  Director
________________________________________________
                 John W. Harris

        /s/ Benjamin J. Lambert, III             Director
________________________________________________
            Benjamin J. Lambert, III

        /s/ Richard L. Leatherwood               Director
________________________________________________
             Richard L. Leatherwood

              /s/ Paul E. Lego                   Director
________________________________________________
                  Paul E. Lego

          /s/ Margaret A. McKenna                Director
________________________________________________
              Margaret A. McKenna

                   Signature                                  Title
                   ---------                                  -----

            /s/ Steven A. Minter                    Director
________________________________________________
                Steven A. Minter

             /s/ K. A. Randall                      Director
________________________________________________
                 K. A. Randall

             /s/ Frank S. Royal                     Director
________________________________________________
                 Frank S. Royal

           /s/ S. Dallas Simmons                    Director
________________________________________________
               S. Dallas Simmons

           /s/ Robert H. Spilman                    Director
________________________________________________
               Robert H. Spilman

            /s/ David A. Wollard                    Director
________________________________________________
                David A. Wollard

           /s/ Thomas N. Chewning                   Executive Vice President
________________________________________________     and Chief Financial
               Thomas N. Chewning                    Officer

            /s/ Steven A. Rogers                    Vice President, Controller
________________________________________________     and Principal Accounting
                Steven A. Rogers                     Officer

                            DOMINION RESOURCES, INC.

                                    PORTIONS
                                     OF THE
                                      2000
                                 ANNUAL REPORT
                                       TO
                                  SHAREHOLDERS

                          (Incorporated by Reference)