Form 10-Q
period 2001-03-31
DOMINION RESOURCES INC /VA/
filed 2001-05-08
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

_________

(Mark one)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-8489

DOMINION RESOURCES, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of Incorporation or Organization)	54-1229715 (I.R.S. Employer Identification No.)

120 Tredegar Street RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

(804) 819-2000 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

At April 30, 2001, the latest practicable date for determination, 247,395,822 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX

DOMINION RESOURCES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
	(Millions, except per share amounts)
Operating revenue and income	$ 3,198	$ 2,069
Expenses:
Fuel, net	321	249
Purchased power capacity, net	188	193
Purchased gas, net	1,051	257
Liquids, capacity and other products purchased	66	72
Restructuring and other acquisition-related costs		130
Other operation and maintenance	674	401
Depreciation, depletion and amortization	281	251
Other taxes	121	98

	2,702	1,651

Income from operations	496	418

Other income	16	27
	512	445
Interest and related charges:
Interest charges	230	201
Preferred dividends and distributions of subsidiary trusts	24	18
	254	219
Income before income taxes, minority interests and cumulative effect of a change in accounting principle	258	226
Income taxes	96	77
Minority interests		2
Income before cumulative effect of a change in accounting principle	162	147
Cumulative effect of a change in accounting principle (net of income taxes of $11)		21
Net income	$ 162	$ 168

Average shares of common stock - basic	246.3	223.4
Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$ . 0.66	$ 0.66
Cumulative effect of a change in accounting principle		0.09
Net income	$ . 0.66	$ 0.75
Average shares of common stock - diluted	248.8	223.4
Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$ 0.65	$ 0.66
Cumulative effect of a change in accounting principle		0.09
Net income	$ 0.65	$ 0.75
Dividends paid per common share	$ 0.645	$ .0.645

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

March 31,		December 31,
2001 (Unaudited)		2000*
	(Millions)
Current assets:
Cash and cash equivalents	$ 882	$ 360
Customer accounts receivable, net	1,943	1,846
Other accounts receivable	499	507
Inventories	306	327
Investment securities - trading	322	275
Mortgage loans held for sale	143	104
Commodity contract assets	602	1,058
Unrecovered gas costs	190	263
Broker margin deposits	47	287
Prepayments	153	257
Net assets held for sale	74	73
Other	130	443
	5,291	5,800
Investments:
Loans receivable, net	268	676
Investments in affiliates	577	471
Available for sale securities	467	292
Nuclear decommissioning trust funds	1,667	851
Investments in real estate	51	65
Other	450	443
	3,480	2,798

Property, plant and equipment	29,380	28,011
Less accumulated depreciation, depletion and amortization	13,901	13,162
	15,479	14,849
Deferred charges and other assets:
Goodwill, net	3,691	3,502
Regulatory assets, net	492	497
Prepaid pension costs	1,482	1,455
Other, net	590	396
	6,255	5,850

Total assets	$30,505	$29,297

__________________
The accompanying notes are an integral part of the Consolidated Financial Statements.* The Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2001 (Unaudited)	December 31, 2000*
	(Millions)
Current liabilities:
Securities due within one year	$ 667	$ 336
Short-term debt	1,923	3,237
Accounts payable, trade	1,672	1,688
Accrued interest	209	197
Accrued payroll	111	173
Accrued taxes	253	316
Commodity contract liabilities	612	1,020
Temporary replacement reserve - gas inventory	166
Other	839	629
	6,452	7,596

Long-term debt:
First and refunding mortgage bonds and other long-term debt	9,816	8,664
Nonrecourse debt	1,285	1,437
Notes payable - affiliates	698

	11,799	10,101
Deferred credits and other liabilities:
Deferred income taxes	2,737	2,821
Deferred investment tax credits	142	147
Other	959	745
	3,838	3,713

Total liabilities	22,089	21,410

Minority interest	1	1

Commitments and contingencies
Obligated mandatory redeemable preferred securities of subsidiary trusts**	935	385
Preferred stock not subject to mandatory redemption	509	509
Common shareholders' equity:
Common stock - no par	6,029	5,979
Other paid in capital	16	16
Accumulated other comprehensive income	(102)	(31)
Retained earnings	1,028	1,028
	6,971	6,992
Total liabilities & shareholders' equity	$30,505	$29,297

The accompanying notes are an integral part of the Consolidated Financial Statements.
*The Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial Statements at that date.
**As described in Note (J) to the Consolidated Financial Statements, debt securities issued by the Company constitute 100% of the trusts' assets.

DOMINION RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
	(Millions)
Net cash flows from operating activities	$ 922	$ 445

Cash flows from (used in) investing activities:
Plant construction and other property additions	(228)	(162)
Oil and gas properties and equipment	(181)	(217)
Loan originations	(360)	(761)
Repayment of loan originations	759	676
Acquisition of businesses	(1,299)	(2,755)
Purchase of debt securities	(190)	(13)
Sale of business		42
Proceeds from sale of securities	10	20
Other	(56)	(18)

Net cash flows used in investing activities	(1,545)	(3,188)

Cash flows from (used in) financing activities:
Issuance of common stock	49	87
Issuance of preferred securities of subsidiary trusts	550
Repurchase of common stock		(1,642)
Issuance of long-term debt	3,905	1,362
Issuance of short-term debt		4,525
Repayment of long-term debt	(1,645)	(1,090)
Repayment of short-term debt	(1,563)	(242)
Common dividend payments	(159)	(201)
Other	8	54
Net cash flows from financing activities	1,145	2,853

Increase in cash and cash equivalents	522	110
Cash and cash equivalents at beginning of period	360	280
Cash and cash equivalents at end of period	$ 882	$ 390
Noncash transactions from investing and financing activities
Noncash (stock issuance) portion of CNG acquisition		$3,527

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)
	Three Months Ended
	March 31,
Comprehensive Income:	2001	2000
	(Millions)
Net income	$162	$168
Other comprehensive income, net of tax
Unrealized holding gains (losses) on investment securities	(3)	(4)
Less: amount reclassified from AOCI to net income		(1)
Foreign currency translation adjustments	(6)	(1)
Unrealized derivative losses - hedging activities	(139)
Less: losses reclassified from AOCI to net income	78
Minimum pension liability adjustment	(1)
Other comprehensive income (loss)	(71)	(6)
Comprehensive income	$ 91	$162

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  INTERIM REPORTING POLICIES

NATURE OF OPERATIONS

General Organization and Legal Description

Dominion Resources, Inc. (Dominion or the Company) is a holding company headquartered in Richmond, Virginia. Its principal subsidiaries are Virginia Electric and Power Company (Virginia Power) and Consolidated Natural Gas Company (CNG). Dominion is subject to the Public Utility Holding Company Act of 1935 (1935 Act).

Virginia Power is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. Virginia Power sells electricity to approximately 2.1 million retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas beyond the geographic limits of its retail service territory.

CNG operates in all phases of the natural gas industry, including exploration for and production of oil and natural gas in the United States. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania, and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end use customers in the Midwest, the Mid-Atlantic and the Northeast states. CNG's exploration and production operations are conducted in several of the major gas and oil producing basins in the United States, both onshore and offshore. CNG also holds an equity investment in energy activities in Australia which are held for sale. For more information, see Note 5 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

The Company's other major subsidiaries are Dominion Energy, Inc. (DEI) and Dominion Capital, Inc. (DCI). DEI is engaged in independent power production and the acquisition and production of natural gas and oil reserves. In Canada, DEI is engaged in natural gas exploration, production and storage. DCI is Dominion's financial services subsidiary. DCI's primary business is financial services which includes loan administration and residential mortgage lending. See Note 6 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000, for a discussion of management's strategy to exit and windup DCI's businesses as ordered by the Securities and Exchange Commission (SEC) under the 1935 Act.

In 2000, Dominion created a subsidiary service company under the 1935 Act, Dominion Resources Services, Inc. (Services), which provided certain services to Dominion's operating subsidiaries. CNG also had a service company during 2000. Effective January 1, 2001, the two service companies were combined into one service company.

Dominion manages its operations based on the following operating segments: Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also reviews the financial services business of DCI and Corporate Operations as segments.

While Dominion manages its daily operations as described above, assets remain wholly owned by its legal subsidiaries. For more information on business segments, see Note (L).

"Dominion" or the "Company" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion's consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

GENERAL

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2001, the results of operations for the three-months ended March 31, 2001 and 2000, and cash flows for the

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

three-months ended March 31, 2001 and 2000.

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

The Consolidated Financial Statements include the accounts of Dominion and its subsidiaries, with all significant intercompany transactions and accounts eliminated on consolidation.

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

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Under Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, Dominion's computation of diluted earnings per share for the three months ended March 31, 2001 resulted in a $0.01 decrease in earnings per share when compared to the calculation of basic earnings per share. This reduction is due to the inclusion in the calculation of diluted earnings per share of 2.5 million stock options to purchase common shares. These options were granted to employees of Dominion and its affiliates under the Dominion Incentive Compensation Plan.

  ACQUISITIONS

MILLSTONE NUCLEAR POWER STATION

Dominion completed its purchase of Millstone Nuclear Power Station (Millstone), located in Waterford, Connecticut, from subsidiaries of Northeast Utilities and other owners on March 31, 2001. The plant is reported in the Dominion Energy operating segment. The purchase price of $1.3 billion included $1.2 billion for plant assets and $105 million for nuclear fuel. The acquisition includes an 100% ownership interest in Unit 1 and Unit 2 and a 93.47% ownership interest in Unit 3 for a total of 1,954 Mw of generating capacity. Unit 1 is being decommissioned and is no longer in service. Dominion acquired the decommissioning trusts for the three units which were fully funded to the regulatory minimum at closing.

The allocation of the purchase price has been assigned to assets and liabilities acquired based on the estimated fair value of those assets and liabilities as of the date of the acquisition. The purchase price is also subject to certain post closing adjustments. The Company may make adjustments during 2001 for any post-closing purchase price adjustments and to the allocation of the purchase price for changes in the Company's preliminary assumptions and analyses based on receipt of additional information, including actuarial valuations of Millstone's pension and other postretirement benefit plan obligations and independent appraisals of facilities and inventories.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The following unaudited pro forma combined results of operations for the three months ended March 31, 2001 and 2000 have been prepared assuming the acquisition of the Millstone had occurred at the beginning of each period. The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results of operations of the combined businesses.
	Three Months Ended March 31, 2001		Three Months Ended March 31, 2000

Consolidated Results	As Reported	Pro Forma	As Reported	Pro Forma
(millions, except earnings per share)
Revenues	$3,198	$3,283	$2,069	$2,190
Net income before cumulative effect of a change in accounting principle	$162	$144	$147	$150
Net income	$162	$144	$168	$171
Earnings per share - basic
Net income before cumulative effect of a change in accounting principle	$0.66	$0.58	$0.66	$0.67
Net Income	$0.66	$0.58	$0.75	$0.77
Average Shares	246.3	246.3	223.4	223.4
Earnings per share -diluted
Net income before cumulative effect of a change in accounting principle	$0.65	$0.58	$0.66	$0.67
Net Income	$0.65	$0.58	$0.75	$0.77
Average Shares	248.8	248.8	223.4	223.4

CONSOLIDATED NATURAL GAS

On January 28, 2000, Dominion acquired CNG's shares of outstanding common stock for $6.4 billion, consisting of approximately 87 million shares valued at $3.5 billion and approximately $2.9 billion in cash. For more information, see Note 5 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

(C) DOMINION FIBER VENTURES, LLC

On December 19, 2000, Dominion formed Dominion Fiber Ventures, LLC (DFV). On March 16, 2001, Dominion contributed through DT Services, Inc. (DTSI) all of the outstanding shares of its telecommunications subsidiary, Dominion Telecom, Inc. (DTI), formerly VPS Communications, with an equity value of $110 million, in exchange for 100% of Class B managing membership interests in DFV. A third-party investor trust (Investor Trust) contributed $60 million for 100% of the Class A membership interests in DFV. DFV is the sole owner of DTI. DTI will continue to own and operate the existing telecommunications business of Dominion. As a result of the contribution to the joint venture, DTI is no longer consolidated, and Dominion's investment in the joint venture is accounted for using the equity method.

On March 16, 2001, DFV issued $665 million of 7.05% Senior Secured Notes due March 15, 2005 (DFV Senior Notes). The DFV Senior Notes are redeemable at any time at the option of DFV or upon occurrence of certain events. DFV contributed $712 million net cash proceeds from the issuance of DFV Senior Notes and the sale of the Class A membership interests to DTI and Monument Overfund Trust (Overfund Trust), approximating $518 million and $194 million, respectively. Overfund Trust is owned by DFV. The DFV Senior Notes are secured by the stock of DTI and the Overfund Trust and certain rights of the Share Trust with respect to the Dominion Preferred Stock described below. The proceeds contributed to DTI will be used to facilitate the expansion of DTI's telecommunications businesses. Temporarily, the unused cash has been loaned to Dominion and used by it to repay commercial paper. The amount in Overfund Trust will be invested in Dominion debt securities or other financial investments. The interest and principal payments on such investments are expected to generate amounts sufficient to make interest PAGE 11

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

payments on the DFV Senior Notes through maturity and make return requirements payments on Investor Trust's membership interests in DFV.

As a result of the formation of DFV joint venture and the issuance of the DFV Senior Notes, Dominion issued 665,000 shares of its Series A Mandatorily Convertible Preferred Stock, liquidation preference $1,000 per share, (Preferred Stock) to Piedmont Share Trust (Share Trust) at closing. Dominion is the beneficial owner of the Share Trust which is consolidated in the preparation of the consolidated financial statements of Dominion. Share Trust is established with the intention of allowing for the remarketing of Preferred Stock in an amount sufficient to retire the DFV Senior Notes or the conversion of the Preferred Stock into Dominion common stock. The right to cause remarketing of the Preferred Stock is part of the security for the DFV Senior Notes.

(D) DERIVATIVES AND HEDGE ACCOUNTING

ADOPTION OF SFAS NO. 133

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001. The Company recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $183 million, net of taxes of $106 million, in the first quarter of 2001 in connection with the initial adoption of SFAS No. 133. The Company expects to reclassify this entire amount to earnings during the year ending December 31, 2001. The actual amounts that will be reclassified to earnings over the twelve months subsequent to initial adoption will vary from this amount as a result of changes in market conditions. The effect of the charges being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Risk Management Policy

The Company uses derivatives to manage the commodity and financial market risks of its business operations. Dominion manages the price risk associated with purchases and sales of natural gas and oil by utilizing derivative commodity instruments including futures, forwards, options, swaps and collars. Dominion manages its foreign exchange risk associated anticipated future purchases denominated in foreign currencies by utilizing currency forward contracts. Dominion manages its interest rate risk exposure, in part, by entering into interest rate swap transactions.

As part of its strategy to market energy from its generation capacity and to manage related risks, Dominion manages a portfolio of derivative commodity contracts held for trading purposes. These contracts are sensitive to changes in the prices of natural gas and electricity. Dominion employs established policies and procedures to manage the risks associated with these price fluctuations and uses various commodity instruments, such as futures, swaps and options, to reduce risk by creating offsetting market positions.

The Company designates a substantial portion of derivatives held for purposes other than trading as fair value or cash flow hedges. A significant portion of the Company's hedge strategies represents cash flow hedges of the variable price risk associated with purchases and sales of natural gas, oil and other commodities, of variability in foreign exchange rates and of variable interest rates on long-term debt using derivative instruments discussed in the preceding paragraphs. However, the Company also engages in fair value hedges by utilizing natural gas swaps, futures and options to mitigate the fixed price exposure inherent in the Company's firm commitments and interest rate swaps to hedge its exposure to fixed interest rates on certain long-term debt. Certain of the Company's non-trading derivative instruments, which management believes are economic hedges and mitigate exposure to fluctuations in commodity prices and interest rates, are not designated as hedges for accounting purposes.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Accounting Policy

Under SFAS No. 133, derivatives are recognized on the consolidated balance sheets at fair value, unless a scope exception is available under the standard. Commodity contracts representing unrealized gain positions are reported as commodity contract assets; commodity contracts representing unrealized losses are reported as commodity contract liabilities. In addition, purchased options and options sold are reported as commodity contract assets and commodity contract liabilities, respectively, at estimated market value until exercise or expiration. Cash flows from derivative instruments are presented in net cash flow from operating activities.

For all derivatives designated as a hedge, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows. Any change in fair value of the derivative resulting from ineffectiveness, as defined by SFAS No. 133, is recognized currently in earnings. Further, for derivatives that have ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

For fair value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative will generally be offset in the consolidated statements of income by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, commitment, or forecasted transaction, changes in the fair value of the derivative are reported in AOCI. The gains and losses on the derivatives that are reported in AOCI are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of derivatives' changes in fair value and the change in fair value of derivatives not designated as hedges for accounting purposes are recognized in current-period earnings. For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. For options designated either as fair value or cash flow hedges, changes in time value are excluded from the measurement of hedge effectiveness and are, therefore, recorded in earnings.

Gains and losses on derivatives designated as hedges, when recognized, are included in the operating revenue and income, expenses and interest and related charges in the consolidated statements of income. Specific line item classification is determined based on the nature of the risk underlying individual hedge strategies. Net derivative gains and losses associated with Dominion's commodity trading activities are accounted for net of related cost of sales in non-regulated electric sales and non-regulated gas sales. Changes in the fair value of derivatives not designated as hedges and the portion of hedging derivatives excluded from the measurement of effectiveness are included in other operation and maintenance expense in the consolidated statements of income.

Certain commodity contracts held by the Company for trading purposes are not derivatives as defined by SFAS No. 133, but are reported at fair value in accordance with Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, pursuant to the policy set forth above.

March 31, 2001 Derivatives and Hedge Accounting Results

The Company recognized a pre-tax reduction to earnings of approximately $15 million for hedge ineffectiveness during the quarter ended March 31, 2001. This amount, which relates entirely to cash flow hedges, is primarily reported as a reduction to revenue in the consolidated statements of income. In addition, the Company recognized a pre-tax increase to earnings of approximately $2 million representing the change in time value of options not used in the assessment of effectiveness for cash flow hedges.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

The following table summarizes activity in AOCI, net of taxes, related to derivatives held by the Company as part of cash flow hedge strategies during the quarter ended March 31, 2001 (in millions):
Cumulative effect of adopting SFAS No. 133	$(183)
Effective portion of changes in fair value of derivatives; net	44
Losses reclassified from AOCI to net income	78
Accumulated derivative losses at March 31, 2001	$(61)

Approximately $49 million of net losses in AOCI at March 31, 2001 is expected to be reclassified to earnings within the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. The effect of the charges being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of March 31, 2001, Dominion is hedging its exposure to the variability in future cash flows for forecasted transactions generally over periods of one to two years, however certain transactions are forecasted to occur over periods of up to five years.

The Derivatives Implementation Group (DIG), a group sponsored by the Financial Accounting Standards Board (FASB), continues to develop interpretive guidance. Future interpretations of SFAS No. 133 by the DIG or the FASB could result in fair value accounting being required for certain contracts that are not currently being subjected to such requirements. Accordingly, such future interpretations may impact the Company's ultimate application of the standard.

(E) RESTRUCTURING AND ACQUISITION-RELATED ACTIVITIES

On January 28, 2000, as a result of the acquisition of CNG, Dominion implemented a plan to restructure the operations of the combined companies. During the first quarter of 2000, Dominion recorded $130 million for charges in connection with restructuring and acquisition-related activities to consolidate business operations and integrate administrative functions. A summary of these costs follows:

(Millions)
Severance and related costs	$ 68
Revaluation of hedges	55
Information technology related costs	5
Other	2
Total	$130

At December 31, 2000, the Company's restructuring plan was substantially complete. At March 31, 2001, the remaining severance liability of $23 million represents remaining amounts payable to employees already terminated and accrual for estimated payments related to 37 positions not yet eliminated.

The change in the liability for severance and related benefit costs is presented below:
(Millions)
Balance at December 31, 2000	$29
Amounts paid	(6)
Balance at December 31, 2001	$23

For more information, see Note 6 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(F) PROVISION FOR INCOME TAXES

Income before provision for income taxes, classified by source of income, before minority interest, was as follows:

	Three Months Ended
	March 31,
	2001	2000
	(Millions)
U.S.	$ 211	$ 217
Non U.S.	47	9
Total	$ 258	$ 226

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:
	Three Months Ended
	March 31,
	2001	2000
	(Percents)

U.S. statutory rate	35.0	35.0
Utility plant differences	0.4	0.1
Amortization of investment tax credits	(1.5)	(1.6)
Preferred dividends of Virginia Power	0.9	1.6
Nonconventional fuel credit	(3.8)	(4.7)
Benefits and taxes related to foreign operations	2.8	(0.7)
Goodwill amortization	3.0	1.9
Employee pension and other benefits	(2.5)	-
State taxes, net of federal benefit	2.3	4.4
Other, net	0.5	(1.7)

Effective tax rate	37.1	34.3

The effective income tax rate includes state and foreign income taxes. The increase in the tax rate for 2001 is primarily due to the increase in our foreign earnings in high tax jurisdictions.

(G) ACCOUNTING CHANGES

Accounting for Pension Costs

The financial statements for the three months ended March 31, 2000 have been restated to reflect a change in the method of calculating the market related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. Under the new method, which was adopted in the third quarter of 2000 and effective January 1, 2000, the market related value of pension plan assets reflects the difference between actual investment returns and expected investment returns evenly over a four-year period.

A cumulative effect of a change in accounting principle of $21 million (net of income taxes of $11 million) is included in income for the first quarter ended 2000. The overall effect of the change for the three months ending March 31, 2000 was to increase income before cumulative effect of a change in accounting principle by $6 million and net income by $27 million.

For additional information on the cumulative effect of a change in accounting principle concerning accounting for net periodic pension costs, see Note 3 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Accounting for Oil and Gas Activities

Effective upon the acquisition of CNG on January 28, 2000, Dominion changed its method of accounting for oil and gas exploration and production activities to the full cost method of accounting. Previously, Dominion accounted for these activities, which were primarily directed toward development and extraction rather than exploration, using the successful efforts method of accounting.

Prior year financial statements have been restated to reflect this change on a retroactive basis. The effect of the accounting change on income for the three-months ended March 31, 2000 was insignificant.

For more information on the change in method of accounting for oil and gas exploration and production activities to the full cost method of accounting, see Note 3 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

(H) COMMON STOCK

At March 31, 2001, there were 500,000,000 shares of Dominion common stock authorized of which 246,986,750 were issued and outstanding. Common shares issued and purchased during the referenced periods were as follows:
	Three Months Ended
	March 31,
	2001	2000
Dominion Direct	430,258
Employee Savings Plan	242,802
Stock Issued to CNG Shareholders		87,449,202
Stock Exchanged for Cash-Reorganization		(32,893,919)
Stock Repurchase		(4,904,845)
Other	520,825	1,765,031
Total Shares Issued	1,193,885	51,415,469

Immediately before the CNG acquisition, Dominion concluded a reorganization in which approximately 33 million shares of Dominion common stock were exchanged for cash. In connection with the acquisition of CNG, Dominion issued approximately 87 million shares of common stock to CNG shareholders.

(I) PREFERRED STOCK

Dominion is authorized to issue up to 20 million shares of preferred stock. As a result of the formation of the DFV joint venture and the issuance of the DFV Senior Notes, Dominion issued 665,000 shares of its Series A Mandatorily Convertible Preferred Stock to Piedmont Share Trust which is beneficially owned by Dominion and consolidated in the preparation of the Company's consolidated financial statements. For more information on the issuance of the Preferred Stock, see Note (C).

As of March 31, 2001, Virginia Power's total number of authorized shares for all preferred stock (whether or not subject to mandatory redemption) was 10 million shares. There were 5.1 million issued and outstanding shares of preferred stock not subject to mandatory redemption. During the year ended December 31, 2000, Virginia Power redeemed all 1.8 million issued and outstanding shares of preferred stock subject to mandatory redemption.

(J) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

In January 2001, Dominion established Dominion Resources Capital Trust II (DR Capital Trust II) and Dominion Resources Capital Trust III (DR Capital Trust III). DR Capital Trust II sold 12 million Trust Preferred Securities for

$300 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by DR Capital Trust II. Dominion issued approximately $309 million of 8.4% Junior Subordinated Debentures due 2041 in

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

exchange for the $300 million realized from the sale of the preferred securities and approximately $9 million of common securities of DR Capital Trust II. The common securities, which are held by Dominion, represent the remaining 3% beneficial ownership interest in the assets held by DR Capital Trust II. The Debentures constitute 100% of DR Capital Trust II's assets. DR Capital Trust III sold 250,000 Capital Securities for approximately $247 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by DR Capital Trust III. Dominion issued approximately $258 million of 8.4% Junior Subordinated Debentures due 2031 in exchange for the $247 million realized from the sale of the Capital Securities and approximately $8 million of common securities of DR Capital Trust III. The common securities, which are held by Dominion, represent the remaining 3% beneficial ownership in the assets held by DR Capital Trust III. The Debentures constitute 100% of DR Capital Trust III's assets.

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

(K) COMMITMENTS AND CONTINGENCIES

RESTRUCTURING OF CONTRACTS WITH NON-UTILITY GENERATING FACILITIES

In the first quarter of 2001, the Company completed the purchase of three generating facilities and the termination of seven contracts which provided electricity to the Company under long-term purchase agreements with non-utility generators. The company recorded a one-time charge of $136 million after tax in connection with the purchase and termination of long-term power purchase agreements. Cash payments related to the purchase of the three generating facilities totaled $207 million. The allocation of the purchase price was assigned to the assets and liabilities acquired based upon estimated fair values and future cash flows as of the date of acquisition. Substantially all of the value was attributed to the power purchase contracts which were terminated and resulted in a charge to operation and maintenance expense.

ENVIRONMENTAL MATTERS

General

There have been no significant developments with regard to environmental matters disclosed in Note 22 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

OTHER

Guarantees

Dominion has issued guarantees to various third party creditors in relation to the payment obligations by certain of its subsidiaries and officers. At March 31, 2001, Dominion had issued $2.2 billion of guarantees, and the subsidiaries' debt subject to such guarantees totaled $1.2 billion.

DEI

Subsidiaries of DEI have general partnership interests in certain of its energy ventures. These subsidiaries may be required

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

to fund future operations of these investments, if operating cash flow is insufficient.

DCI

As of March 31, 2001, DCI had commitments to fund loans of approximately $68 million.

For additional information regarding Contingencies, see Note 22 included in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

  BUSINESS SEGMENTS

Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, Dominion has defined segments based on product, geographic location and regulatory environment.

On March 3, 2000, Dominion announced a new business structure that integrates CNG's businesses, streamlines operations, and positions Dominion for long-term growth in the competitive marketplace. Under the structure, Dominion operates three principal business units:

  Dominion Energy manages Dominion's generation portfolio, consisting of generating units and power purchase agreements. It also manages the Company's generation growth strategy; energy trading, marketing, hedging and arbitrage activities; and gas pipeline and certain gas production and storage operations.
  Dominion Delivery manages Dominion's electric and gas distribution systems, as well as customer service and electric transmission.
  Dominion Exploration & Production manages Dominion's onshore and offshore oil and gas exploration, development and production operations. Operations are located on the outer continental shelf and deep water areas of the Gulf of Mexico and in selected regions in the lower 48 states and Canada.

In addition, Dominion also reviews the financial services businesses of DCI and Corporate Operations as business segments. The Corporate Operations category includes:

  corporate costs of Dominion's and CNG's holding companies;
  Corby Power (UK) operations, prior to its sale on September 29, 2000;
  intercompany eliminations;
  restructuring and acquisition related costs (see Note (E));
  cumulative effect of a change in the method of accounting for pensions (see Note (G));
  cumulative effect of a change in the method of accounting for derivatives (see Note (D));
  costs associated with the purchase of three generating plants and the termination of seven contracts with non-utility generators (see Note (K)); and
  impairment and re-valuation of DCI's assets (see Note 6 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000).

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

While Dominion manages its daily operations as described above, assets remain wholly owned by its legal subsidiaries.

Business segment financial information follows for the three month periods ended March 31, 2001 and 2000:

	Dominion Delivery	Dominion Energy	Dominion Exploration & Production	DCI	Corporate Operations	Consolidated Total
(millions)

Three Months Ended March 31,
2001
Revenues	$1,245	$1,599	$371	$70	$(87)	$3,198
Net income (loss)	$157	$160	$71	$2	$(228)	$162
2000
Revenues	$706	$1,068	$233	$110	$(48)	$2,069
Net income (loss)	$116	$116	$46	$3	$(113)	$168

For more information, see Note 27 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

(M) SALE OF ASSETS BY DOMINION CAPITAL

In March 2001, DCI securitized $423 million of commercial loan commitments held by First Source Financial, LLP and First Dominion Capital LLC in a collateralized loan obligation (CLO) transaction. In the securitization, the loans were sold to an unconsolidated special purpose loan securitization trust, First Source Loan Obligations Insured Trust, in exchange for cash proceeds of $381 million. In addition, DCI holds a $196 million investment in the subordinated debt of the CLO. First Source will manage the financial assets of the CLO. Under SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the transfer is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. No gain or loss was recorded as a result of the transaction.

(N) SUBSEQUENT EVENTS

In April 2001, First Dominion Capital, an indirect wholly owned subsidiary of DCI restructured a commercial loan with Imrex, LLC, one of its borrowers. In exchange for satisfaction of $75 million of debt, First Dominion Capital received 100% of the stock of Gichner Systems, Inc. and Microelectronics, LLC.

  LONG-TERM DEBT AND DIVIDEND RESTRICTIONS

Long-Term Debt Activity

During the quarter ended March 31, 2001, Dominion issued the following long-term debt securities, excluding debt associated with financial services operations:

  $1 billion of 2-year fixed rate 6% notes;

  $600 million of 5.75% senior notes due 2006;

  $50 million of variable rate tax-exempt pollution control revenue bonds due 2031;

  $194 million 6% note to an affiliated telecommunications entity due 2005 and a $518 million variable rate demand note due by 2006 to another affiliated telecommunications entity. The proceeds were used primarily to repay commercial paper. See Note C for further discussion of Dominion's affiliation with the telecommunications entities;

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

During the first quarter of 2001, Dominion repaid approximately $117 million of long-term debt securities, excluding debt repayments associated with financial services operations.

In connection with purchases and originations of financial services loans and sales and collections of loans during the first quarter of 2001, the Company issued and repaid $1.5 billion of long-term debt.

In April 2001, Dominion issued $500 million of 6.85% Senior Notes due 2011. In addition, in April 2001, Dominion repaid $5 million in scheduled maturities of medium-term notes and $100 million in connection with the early redemption of first and refunding mortgage bonds.

Dividend Restrictions

CNG has indentures related to its long-term debt, one of which contained restrictions on dividend payments at December 31, 2000. As of that date, $19 million of CNG's consolidated retained earnings were free from such restriction. In March 2001, CNG requested and obtained the consent of debt holders to amend the indenture to eliminate certain provisions of the indenture, including the restriction on the dividend payment. CNG received an order from the SEC under the 1935 Act, on March 19, 2001, approving the amendment of the indenture.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward-Looking Information

From time to time we make statements concerning our expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify our forward-looking statements by words such as "anticipate", "estimate", "expect", "believe", "could", "plan" , "may" or other similar words.

Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with forward-looking statements. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These include:

  Factors affecting operations, such as:
  unusual weather conditions;
  catastrophic weather-related damage;
  unscheduled generation outages;
  unusual maintenance or repairs;
  unanticipated changes in fossil fuel costs, gas supply costs or availability constraints;
  environmental incidents; and
  electric transmission or gas pipeline system costs or availability constraints.
  State and federal legislative and regulatory developments, including deregulation and restructuring of the natural gas and electric utility industry and changes in environmental and other laws and regulations to which we are subject.
  The timing and implementation of our business separation plan.
  The effects of competition, including the extent and timing of the entry of additional competitors in our electric or gas markets.
  Our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities.
  Regulatory factors such as changes in the policies or procedures that set rates, changes in our ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases.
  Financial or regulatory accounting principles or policies imposed by governing bodies.
  Political and economic conditions and developments in the U.S. and the foreign countries in which we have a presence. This would include inflation rates and monetary fluctuations.
  Changing market conditions and other factors related to physical energy and financial trading activities, including price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates and warranty risks.
  Financial market conditions, including availability and cost of capital, and our ability to obtain financing on favorable terms.
  The performance of our projects and the success of efforts to invest in and develop new opportunities.
  Successful implementation of our telecommunications strategy.
  Employee workforce factors, including collective bargaining agreements with union employees.

We have based our forward-looking statements on management's beliefs and assumptions using information available at the time the statements were made. We caution you that the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. We undertake no obligation to update any forward-looking statements to reflect developments occurring after the statement is made.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations explain the general financial condition and the results of operations for Dominion. "Dominion" or the "Company" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion's consolidated subsidiaries, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Business Segments

On March 3, 2000, Dominion announced a new business structure that integrates CNG's businesses, streamlines operations and positions Dominion for long-term growth in the competitive market place. For more information on the Company's operating segments, see Note (L) to the Consolidated Financial Statements.

In general, Dominion has structured its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the business segments. However, certain activities discussed under Liquidity and Capital Resources are currently evaluated based on existing legal entities rather than the operating segments defined by the new organizational structure because the Company continues to manage these matters by legal entity.

THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH 31, 2000

This section provides variance explanations for the consolidated and business segment operations of Dominion. The comparative time periods are the three months ended March 31, 2001 versus the same period in 2000.

Dominion is comprised of three core operating segments, Dominion Energy, Dominion Delivery and Dominion
Exploration & Production. The other two reporting segments are Dominion Capital, Inc. (DCI) and Corporate.

Net Income and Diluted Earnings Per Share	Three Months Ended March 31,
	Net Income		Earnings Per Share
	(millions, except per share amounts)
	2001	2000	2001	2000
Dominion Energy	$160	$116	$0.64	$0.52
Dominion Delivery	157	116	0.63	0.52
Dominion Exploration & Production	71	46	0.29	0.20
DCI	2	3	0.01	0.01
Corporate Operations	(228)	(113)	(0.92)	(0.50)
Consolidated	$ 162	$ 168	$0.65	$0.75

Average shares of common stock - diluted	248.8	223.4

Dominion Energy

Dominion Energy includes Dominion's generation portfolio, consisting of generating units and power purchase agreements. It also manages the Company's generation growth strategy; energy trading, marketing, hedging and arbitrage activities; gas pipeline; and certain gas production and storage operations.

Dominion Energy's contribution to net income increased by $44 million. Regulated electric sales increased due to customer growth and colder weather in the Company's electric franchise service territory. Nonregulated electric and gas sales and oil and gas production revenues increased primarily due to the inclusion of CNG operations for the entire

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

first quarter in 2001 as compared to only the post-acquisition period in the first quarter of 2000. Other revenues increased due to higher wholesale margins realized at the Company's marketing operations. Operating expenses increased because of higher purchased gas costs due to the inclusion of CNG operations for the entire quarter in 2001. Other taxes were higher due to a tax refund in the first quarter of 2000. Operating expenses decreased due to a reduction in depreciation as a result of extending by 20 years the estimated useful lives of Dominion Energy's nuclear facilities, effective January 2001, in connection with license extensions to be filed with the Nuclear Regulatory Commission in mid-2001.

Dominion Delivery

Dominion Delivery consists primarily of Dominion's electric transmission and distribution system and local gas distribution systems.

Dominion Delivery's contribution to net income increased by $41million. Higher regulated gas sales and gas transportation and storage revenues were realized due to the inclusion of CNG's operations for the entire quarter in 2001. Higher regulated gas sales also increased due to colder weather in the gas franchise territories. The increased sales and revenues were offset by higher operating expenses during 2001. The primary reason for the increase was higher purchased gas costs at CNG's gas distribution businesses due to higher gas prices. The increase was also due to the inclusion of CNG's gas distribution operating expenses for the entire quarter in 2001.

Dominion Exploration & Production

Dominion Exploration & Production consists of the gas and oil exploration, development and production operations of Dominion Energy and CNG.

Dominion Exploration & Production's contribution to net income increased by $25 million. Oil and gas production revenues increased because of higher oil and gas prices. The average price during the first quarter of 2001 was approximately $3.80/mcfe, a $1.07/mcfe increase over the average price during the first quarter of 2000. In addition, oil and gas production revenues increased due to the inclusion of CNG's operations for the entire quarter in 2001. The increase in revenues was partially offset by increased operating expenses. Operation and maintenance expenses increased due to higher service industry and contractor costs.

Income taxes increased due to higher taxes related to the Company's Canadian production and lower Internal Revenue Code Section 29 production tax credits recorded this year when compared to last year.

DCI

Other revenues decreased due to significantly lower interest income resulting from the sale of a substantial portion of the commercial loan portfolio. This decrease was partially offset by slightly higher securitization gains. Securitization of loans involves selling the loans to an unconsolidated special purpose trust in exchange for cash proceeds while retaining a partial interest in the loans securitized. The mortgage lending volumes of DCI's financial services businesses decreased from $528 million in the first quarter of 2000 to $500 million in the same period of 2001. The commercial finance operations portfolio decreased from $2.1 billion at March 31, 2000 to $268 million at March 31, 2001, reflecting the sale of loans and winding down initiatives.

Other operation and maintenance expenses decreased primarily due to lower general and administrative expenses resulting from reduced operations.

Corporate Operations

Corporate Operation's contribution to net income decreased by $115 million primarily due to the charge related to the purchase of three non-utility generating plants previously serving the company under long-term contracts. See

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

"Restructuring of Contracts with Non-Utility Generation Facilities" under Note (K) to the Consolidated Financial

Statements. Also, corporate expenses increased due to the inclusion of CNG operations for the entire quarter in 2001 as compared to only the post-acquisition period in the first quarter of 2000. Fixed charges increased by $ 29 million primarily due to interest on the debt incurred to finance the acquisition of CNG.

In addition, results of operations for the first quarter of 2000 reflect the cumulative effect of a change in accounting principle. During the quarter ended September 30, 2000, as a result of its acquisition of CNG, Dominion adopted a new company-wide method of calculating the market related value of plan assets for pension plans. The market related value of plan assets is used to determine the expected return on plan assets, a component of net periodic pension cost. The cumulative effect of this accounting change as of January 1, 2000 was $21 million (net of income taxes of $11 million).

LIQUIDITY AND CAPITAL RESOURCES

In discussing liquidity and capital resources, "Dominion" or "the Company" is used to discuss the consolidated operations of Dominion Resources, Inc. and its subsidiaries. Accordingly, such terms in this discussion represent the legal entity, Dominion Resources, Inc., or the individual subsidiary as appropriate.

Internal Sources of Liquidity

Cash flow from operating activities provided $922 million during the first quarter of 2001 and $445 million in the first quarter of 2000. Cash requirements not met by the timing or amount of cash flow from operations are generally satisfied with proceeds from the short-term borrowings, sales of securities in the case of major acquisitions and additional long-term debt financings.

External Sources of Liquidity

During the first three months of 2001, Dominion issued primarily long-term debt and preferred securities of subsidiary trusts, totaling $4.46 billion. As discussed below, proceeds were used primarily to repay short-term debt, finance the acquisition of Millstone Nuclear Power Station (Millstone) and support financial services operations.

CNG Acquisition and Related Financing

Dominion originally financed the CNG acquisition with bridge financing consisting of a $3.5 billion commercial paper program and $1 billion of short-term, privately placed notes. Dominion refinanced a significant portion of the bridge financing in 2000. In January 2001, Dominion issued $300 million of 8.4% Capital Securities due in January 2041 and $1 billion of 2-year fixed rate 6% notes to refinance the remaining bridge financing.

Millstone Nuclear Power Station Acquisition and Related Financing

In March 2001, Dominion acquired Millstone, located in Waterford, Connecticut, for a total purchase price of approximately $1.3 billion. See Note (B) to the Consolidated Financial Statements. Dominion funded part of the acquisition by issuing 6 million shares of common stock, generating proceeds of $354 million in 2000 and issuing $250 million of 8.4% Trust Preferred Securities due in January 2031 in January 2001. The balance of the acquisition was initially funded with cash available from other internal sources and will ultimately be funded by future long-term debt issuances.

Short-Term Borrowings

At March 31, 2001, in addition to the bridge financing discussed above, Dominion had commercial paper programs with an aggregate limit of $2.6 billion supported by various credit facilities. These facilities include:

  a $1.75 billion 364-day revolving credit facility that matures May 31, 2001 and will be renewed, a $250 million facility, accessible only by CNG, that matured April 2001 and was not renewed, and other multi-year facilities, one of which matures in June 2001 and will not be renewed.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Net borrowings under the commercial paper program were $1.9 billion at March 31, 2001, a decrease of $800 million from amounts outstanding at December 31, 2000. Commercial paper borrowings are used primarily to fund working capital requirements and bridge financing of acquisitions, and therefore may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

In addition to commercial paper, Dominion may also issue up to $200 million aggregate outstanding principal of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes expected to be sold in private placements. Any ECNs Dominion issues would have a stated maturity of 390 days from issuance and may be redeemed, at Dominion's option, within 90 days or less from issuance. There were no ECNs outstanding at March 31, 2001.

Equity Plans

In the first quarter of 2001, Dominion raised $49 million from the issuance of common stock through Dominion Direct (a dividend reinvestment open enrollment direct stock purchase plan), employee savings plans and the exercise of stock options issued under the Dominion Resources Compensation Plan. Beginning in August 2000, Dominion began using newly issued shares rather than shares purchased on the open market for these plans.

Other Securities Issuances and Repayments

During the first quarter of 2001, Dominion issued the following securities:

  a $194 million 6% note to an affiliated telecommunications entity due 2005 and a $518 million variable rate demand note due by 2006 to another affiliated telecommunications entity. The proceeds were used primarily to repay commercial paper. See Note (C) to the Consolidated Financial Statements for further discussion of Dominion's affiliation with the telecommunications entities;
  $600 million of 5.75% senior notes due 2006. The net proceeds were used for general corporate purposes including repayment of commercial paper and payments associated with the purchase of three generation facilities. See Note (K) to Consolidated Financial Statements for further discussion; and
  $50 million in aggregate principal amount of tax-exempt pollution control revenue bonds due 2031 bearing interest at a variable rate. The net proceeds were used to finance qualifying expenditures made during the construction of facilities at the North Anna Power Station.

During the first quarter of 2001, Dominion repaid approximately $117 million of long-term debt securities, excluding debt repayments associated with financial services operations.

In April 2001, Dominion issued $500 million of 6.85% Senior Notes due 2011. The net proceeds from the sale are being used for general corporate purposes, including the repayment of debt. In addition, in April 2001, Dominion repaid $100 million of first and refunding mortgage bonds.

DCI Financing Activities

In connection with purchases and originations of loans and sales and collections of loans during the first quarter of 2001, the Company issued and repaid $1.5 billion of long-term debt.

Amounts Available under Shelf Registrations

As of March 31, 2001, Dominion and its subsidiaries had available $4.3 billion of remaining principal amount under currently effective shelf registrations with the SEC to meet capital requirements.

Investing Activities

In the first three months of 2001, investing activities resulted in a net cash outflow of $1.5 billion reflecting the following primary investing activities:

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
  plant and nuclear fuel expenditures of $228 million that included construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;
  exploration and production expenditures of $181 million that included the purchase of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions; and
  acquisition of Millstone for approximately $1.3 billion.

These expenditures were offset by the receipt of proceeds from new loan originations (net of repayment of loans) associated with DCI of $399 million.

Capital Requirements

There have been no significant changes in the planned levels of spending for capacity and other capital projects and maturities of securities as disclosed in MD&A included in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000. Dominion expects to fund its capital requirements and maturities with cash flow from operations and a combination of sales of securities and short-term borrowings.

FUTURE ISSUES

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. We recommend that this section be read in connection with Future Issues in MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Derivatives and Hedge Accounting

In connection with the initial adoption of SFAS No. 133, the Company concluded that its long-term power purchase contracts are not subject to fair value accounting. The DIG and the FASB have recently published a tentative conclusion that option-type contracts for the purchase or sale of electricity are not eligible to qualify for the normal purchases and sales exception available under SFAS No. 133. This tentative conclusion could cause certain future power purchase contracts executed by the Company to be subject to fair value accounting. In addition, interpretation of SFAS No. 133 by the DIG and FASB is ongoing. If the Company's conclusions concerning the applicability of SFAS No. 133 to its existing power purchase agreements are adversely affected by any future interpretations of the standard, certain of the Company's existing contracts may become subject to fair value accounting. In that event, if the Company cannot document cash flow hedging strategies which would utilize such contracts as hedging instruments, the application of fair value accounting to any existing or future power purchase contracts could result in volatility in the Company's reported earnings. Such volatility would result from unrealized gains or losses attributable to changes in the contracts' fair value during a particular reporting period. These unrealized gains and losses may not be indicative of actual cash transactions or profitability that would ultimately be realized over the life of a contract. Thus, management believes any increased volatility in earnings attributable to fair value accounting in these circumstances would be of a non-cash nature and would not be accompanied by corresponding volatility in cash flows or a change in the Company's liquidity.

Electric Retail Access Pilot Program and Transition to Retail Competition

As of March 31, 2001 over 82,000 of the Company's electric service customers have volunteered for the retail access pilot program and over 30,000 have switched to a competitive service provider. Twelve suppliers have been licensed by the Virginia State Corporation Commission (Virginia Commission) to serve customers in the pilot, and to date four have enrolled and provided electric generation service to customers. The Virginia Commission is expected to issue an order establishing the final rules for retail access before July 1, 2001.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

During 1998 and 1999, legislation was enacted in Virginia that established a plan to restructure Virginia's electric utility industry and provided for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004. However, in April 2001, the Virginia Commission announced a shorter phase-in schedule which would require Dominion to offer choice to all customers by January 1, 2003.

Alliance Regional Transmission Organization (RTO)

In April 2001, the Virginia Commission set two hearing dates in July and September 2001 to consider our application to transfer control of our electric transmission facilities to the Alliance RTO.

In March 2001, in connection with the application of Illinois Power Company to join the Alliance RTO, a settlement agreement was filed with the FERC involving the Alliance Companies, the Midwest ISO, certain transmission owners in the Midwest ISO and other parties. The settlement agreement provided for two RTOs in the midwest region with single super-regional rates, an agreement to negotiate a joint rate with PJM, and the approval of certain transmission owners to withdraw from the Midwest ISO and join the Alliance RTO.

Environmental Matters

There have been no significant developments with regard to environmental matters disclosed in MD&A and notes to the Consolidated Financial Statements included in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

DOMINION RESOURCES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

MARKET RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Dominion is exposed to market risk because it utilizes financial instruments, derivative financial instruments and derivative commodity instruments. The market risks inherent in these instruments are represented by the potential loss due to adverse changes in interest rates, commodity prices and equity security prices as described below. Interest rate risk generally is related to Dominion's outstanding debt as well as its residential mortgage lending activities. Commodity price risk is experienced in Dominion's electric operations, gas production and procurement operations, and energy marketing and trading operations due to the exposure to market shifts for prices received and paid for natural gas and electricity. Dominion uses derivative commodity instruments to hedge price exposures for these operations. Dominion is exposed to equity price risk through various portfolios of equity securities.

Dominion uses the sensitivity analysis methodology to disclose the quantitative information for interest rate and commodity price risks. The sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in interest rates and commodity prices.

Interest Rate Risk

Dominion manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Dominion enters into interest rate sensitive derivatives. Examples of these derivatives are swaps, forwards and futures contracts. In addition, Dominion, through subsidiaries, retains ownership in mortgage investments, including subordinated bonds and interest-only residual assets retained at securitization of mortgage loans originated and purchased. For financial instruments outstanding at March 31, 2001, a hypothetical 10% increase in market interest rates would have had an insignificant effect on earnings. A hypothetical 10% increase in market interest rates, as determined at December 31, 2000, would have resulted in a decrease in annual earnings of $40 million.

Commodity Price Risk -- Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas and oil by using derivative commodity instruments including futures, forwards, options, swaps, and collars.

For sensitivity analysis purposes, the fair value of Dominion's oil and natural gas derivative financial contracts are determined from models which take into account the market prices of oil and natural gas in future periods, the volatility of the market prices in each period, as well as the time value factors of the underlying commitments. In most instances, market prices and volatility are determined from quoted prices on the futures exchange.

Dominion has determined a hypothetical change in fair value for its oil and natural gas derivative financial contracts assuming a 10% unfavorable change in market prices. This hypothetical 10% change in market prices would have resulted in a decrease in fair value of approximately $57 million and $56 million as of March 31, 2001 and December 31, 2000, respectively.

The impact of a change in oil and natural gas commodity prices on Dominion's oil and natural gas derivative financial contracts at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from oil and natural gas financial derivative contracts used for hedging purposes, to the extent realized, should generally be offset by recognition of the hedged transaction.

Commodity Price Risk -- Trading Activities

As part of its strategy to market energy from its generation capacity and to manage related risks, Dominion manages a portfolio of derivative commodity contracts held for trading purposes. These contracts are sensitive to changes in the prices of natural gas and electricity. Dominion employs established policies and procedures to manage the risks associated with these price fluctuations and uses various commodity instruments, such as futures, swaps and options,

DOMINION RESOURCES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
CONTINUED

to reduce risk by creating offsetting market positions. In addition, Dominion seeks to use its electric generation capacity, when not needed to serve customers in its service territory, to satisfy commitments to sell energy.

A hypothetical 10% change in commodity prices would have resulted in a hypothetical loss of approximately $4 million and $3 million in the fair value of its commodity contracts, held for trading purposes, as of March 31, 2001 and December 31, 2000, respectively.

Equity Price Risk

Dominion is subject to equity price risk due to marketable securities held as investments and in trust funds. In accordance with current accounting standards, the marketable securities are reported on the balance sheet at fair value.

Foreign Currency Risk

Occasionally, Dominion is exposed to foreign currency risk. Presently, Dominion's exposure to foreign currency risk is insignificant.

Forward Looking Statements

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. Your attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect the future of Dominion.

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on April 20, 1999, CNG and the directors party to the suit were served with a purported Class Action Complaint, Civil Action No. 17114-NC, styled Gerold Garfinkel v. Raymond E. Galvin, Paul E. Lego, Margaret A. McKenna, William S. Barrack, Jr., Steven A. Minter, J. W. Connolly, George A. Davidson, Jr., Richard P. Simmons, and Consolidated Natural Gas Company. This Complaint has been dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion's Annual Shareholders Meeting was held on April 27, 2001 and the following matters were voted on by shareholders.

ELECTION OF DIRECTORS

The following Directors were elected to the Board of Directors for a one-year term or until next year's annual meeting.

	Votes	Votes
Nominee	For	Withheld

William S. Barrack, Jr.	216,885,553	2,714,728
Thos. E. Capps	216,988,092	2,612,189
George A. Davidson, Jr.	216,864,888	2,735,393
John W. Harris	217,332,784	2,267,497
Benjamin J. Lambert, III	217,087,646	2,512,635
Richard L. Leatherwood	217,306,250	2,294,031
Margaret A. McKenna	217,144,480	2,455,801
Steven A. Minter	217,133,271	2,467,010
Kenneth A. Randall	216,888,074	2,712,207
Frank S. Royal	217,080,308	2,519,973
S. Dallas Simmons	217,250,687	2,349,594
Robert H. Spilman	216,926,038	2,674,243
David A. Wollard	217,269,698	2,330,583

SHAREHOLDER PROPOSAL

The result of the shareholder proposal relating to the nomination of at least two candidates for each board position is as follows:

Votes	Votes	Votes
For	Against	Abstained

14,209,233	173,789,308	5,158,884

ITEM 5. OTHER INFORMATION

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. Your attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect the future of Dominion.

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION
(CONTINUED)

THE COMPANY

Millstone Nuclear Power Station

In March 2001, Dominion completed its acquisition of Millstone Nuclear Power Station located in Waterford, Connecticut. Dominion acquired the three-unit station from subsidiaries of Northeast Utilities and other owners for a total purchase price of approximately $1.3 billion. The acquisition includes 100% ownership interest in Unit 1 and Unit 2, and a 93.47% ownership interest in Unit 3. Unit 1 is being decommissioned and is no longer in service.

Six Sigma

The Company has begun to implement the Six Sigma program as part of its management system. Six Sigma is a methodology which uses statistical analysis to improve company processes. The Company expects the program, once implemented, to create efficiencies, reduce costs and improve customer satisfaction.

VIRGINIA ELECTRIC AND POWER COMPANY

Competition

During 1998 and 1999, legislation was enacted in Virginia that established a plan to restructure Virginia's electric utility industry and provided for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004. However, in April 2001, the Virginia Commission announced a shorter phase-in schedule, which would require our electric subsidiary to offer choice to all customers by January 1, 2003.

Regional Transmission Entities/Regional Transmission Organizations

In April 2001, the Virginia Commission announced it would conduct hearings in July and September 2001 to consider the applications of the our electric subsidiary and AEP-Virginia to join the Alliance RTO. The Alliance RTO is being created pursuant to federal regulations issued by FERC. FERC has given conditional approval to the Alliance RTO; however, additional compliance filings are due May 15, 2001.

CONSOLIDATED NATURAL GAS COMPANY

On March 19, 2001, Consolidated Natural Gas Company (CNG) executed the Twentieth Supplemental Indenture to its 1971 Indenture, dated as of May 1, 1971, between the CNG and Chase Manhattan Bank. Prior to amending the 1971 Indenture, CNG solicited and received the necessary consents from bond holders for the amendments. The only series outstanding under the 1971 Indenture are the 5 3/4 percent debentures due August 1, 2003 and the 6 5/8 percent debentures due December 1, 2013 aggregating $300 million in principal amount.

The Twentieth Supplemental Indenture provides for, among other things, the following:

  the removal of certain covenant restrictions, including restrictions on dividend payments, in the 1971 Indenture no additional debentures to be issued under the 1971 Indenture requires the CNG to comply with all covenants and restrictions in the 1995 Indenture between CNG and the United States Trust Company of New York

Approval from the Securities and Exchange Commission under the 1935 Act to amend the 1971 Indenture was received on March 19, 2001.

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION
(CONTINUED)

Issuance of Senior Notes

In April 2001, the Company issued $500,000,000 aggregate principal amount of the Company's 2001 Series A 6.85% Senior Notes Due 2011. The Company intends to use the proceeds from the sale of the Senior Notes for general corporate purposes, including repayment of debt.

Regulation

In March 2001, Hope Gas, Inc. (Dominion Hope) filed a rate case with the Public Service Commission of West Virginia with a proposed effective date for new rates as of January 1, 2002. The proposed rates are to provide for the increased cost of gas supplies as well as increased operating costs. Testimony has been filed and hearings on this matter have been scheduled for September 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

4.1

Senior Indenture, dated as of June 1, 1998, between Virginia Electric and Power Company and The Chase Manhattan Bank as supplemented by the First Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference) and Third Supplemental Indenture (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1-2255, incorporated by reference); Form of Fourth Supplemental Indenture, Exhibit 4.2, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); Form of Fifth Supplemental Indenture, Exhibit 4.3, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference).

4.2

Indenture, dated as of May 1, 1971, between Consolidated Natural Gas Company and The Chase Manhattan Bank (formerly Manufacturers Hanover Trust Company) (Exhibit (5) to Certificate of Notification at Commission File No. 70-5012, incorporated by reference); Fifteenth Supplemental Indenture dated as of October 1, 1989 (Exhibit (5) to Certificate of Notification at Commission File No. 70-7651, incorporated by reference); Seventeenth Supplemental Indenture dated as of August 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167, incorporated by reference); Eighteenth Supplemental Indenture dated as of December 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167, incorporated by reference); Nineteenth Supplemental Indenture dated as of January 28, 2000 (Exhibit (4A)(iii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, incorporated by reference); Twentieth Supplemental Indenture dated as of March 19, 2001 (Exhibit 4(viii), Form 10-K for the fiscal year ended December 31, 2000, File No. 1-8489, incorporated by reference).

4.3

Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company and First Supplemental Indenture (Exhibit 4.1, Form 8-K, dated April 11, 2001, File No. 1-3196, incorporated by reference).

(b) Reports on Form 8-K
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

May 8, 2001	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)