Form 10-Q
period 2001-06-30
DOMINION RESOURCES INC /VA/
filed 2001-08-03
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q

____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At June 30, 2001, the latest practicable date for determination, 248,063,583 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Six Months Ended June 30, 2001 and 2000	3
	Consolidated Balance Sheets - June 30, 2001 and December 31, 2000	4-5
	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000	6
	Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2001 and 2000	7
	Notes to Consolidated Financial Statements	8-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-29
	PART II. Other Information
Item 1.	Legal Proceedings	30
Item 5.	Other Information	30-32
Item 6.	Exhibits and Reports on Form 8-K	32-33

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(Millions, except per share amounts)

Operating Revenue	$2,309	$2,051	$5,507	$4,120

Operating Expenses
Electric fuel and energy purchases, net	339	255	660	504
Purchased electric capacity	158	181	346	374
Purchased gas, net	254	230	1,305	487
Liquids, pipeline capacity and other purchases	46	72	112	144
Restructuring and other acquisition-related costs	--	262	--	392
Other operations and maintenance	583	574	1,257	975
Depreciation, depletion and amortization	315	298	596	549
Other taxes	96	108	217	206
Total operating expenses	1,791	1,980	4,493	3,631

Income from operations	518	71	1,014	489

Other income	24	18	40	43
Interest and related charges:
Interest expense, net	231	245	461	446
Subsidiary preferred dividends and distributions of subsidiary trusts	25	17	49	35
Total interest and related charges	256	262	510	481

Income before income taxes	286	(173)	544	51

Income taxes	131	(75)	226	2

Income before cumulative effect of a change in accounting principle	155	(98)	318	49

Cumulative effect of a change in accounting principle (net of income taxes of $11)	--	--	--	21

Net income (loss)	$ 155	$ (98)	$ 318	$ 70

Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$0.63	$(0.41)	$1.29	$0.21
Net income (loss)	$0.63	$(0.41)	$1.29	$0.30

Diluted earnings per common share:
Income before cumulative effect of a change in accounting principle	$0.62	$(0.41)	$1.27	$0.21
Net income (loss)	$0.62	$(0.41)	$1.27	$0.30

Dividends paid per common share	$0.645	$0.645	$1.29	$1.29

_______________
The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	June 30,	December 31,
ASSETS	2001	2000*
	(Millions)
Current Assets
Cash and cash equivalents	$ 476	$ 360
Customer accounts receivable, net	1,914	1,846
Other accounts receivable	712	507
Receivable from affiliates	168	--
Inventories	437	327
Investment securities - trading	307	275
Mortgage loans held for sale	639	104
Commodity contract assets	1,430	1,058
Unrecovered gas costs	63	263
Broker margin deposits	57	287
Prepayments	216	257
Net assets held for sale	80	73
Other	172	443
Total current assets	6,671	5,800

Investments
Loans receivable, net	189	676
Investments in affiliates	616	471
Available for sale securities	465	292
Nuclear decommissioning trust funds	1,668	851
Investments in real estate	50	65
Other	459	443
Total investments	3,447	2,798

Property, Plant and Equipment
Property, plant and equipment	29,978	28,011
Less accumulated depreciation, depletion and amortization	14,211	13,162
Total property, plant and equipment, net	15,767	14,849

Deferred Charges and Other Assets
Goodwill, net	3,663	3,502
Regulatory assets, net	477	497
Prepaid pension costs	1,419	1,455
Commodity contract assets	451	79
Other, net	358	317
Total deferred charges and other assets	6,368	5,850
Total assets	$32,253	$29,297

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2000*
	(Millions)
Current Liabilities
Securities due within one year	$ 975	$ 336
Short-term debt	1,491	3,237
Accounts payable, trade	2,175	1,688
Accrued interest	230	197
Accrued payroll	138	173
Accrued taxes	177	316
Commodity contract liabilities	1,279	1,020
Broker margin liabilities	151	--
Other	729	629
Total current liabilities	7,345	7,596

Long-Term Debt
Long-term debt	11,487	10,101
Notes payable - affiliates	643	--
Total long-term debt	12,130	10,101

Deferred Credits and Other Liabilities
Deferred income taxes	3,013	2,821
Deferred investment tax credits	138	147
Commodity contract liabilities	351	87
Other	642	659
Total deferred credits and other liabilities	4,144	3,714
Total liabilities	23,619	21,411

Commitments and Contingencies (see Note 13)

Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts**	935	385

Preferred Stock
Subsidiary preferred stock not subject to mandatory redemption	509	509

Common Shareholders' Equity
Common stock - no par, 500.0 shares authorized; 248.1 shares outstanding	6,086	5,979
Other paid-in capital	23	16
Accumulated other comprehensive income (loss)	51	(31)
Retained earnings	1,030	1,028
Total common shareholders' equity	7,190	6,992
Total liabilities and shareholders' equity	$32,253	$29,297

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

*   The Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial Statements at that date.

** As described in Note 14 to the Consolidated Financial Statements, debt securities issued by Dominion constitute 100%       of the trusts' assets.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2001	2000
	(Millions)

Net Cash Flows From Operating Activities	$ 1,019	$ 718

Cash Flows From (Used In) Investing Activities
Plant construction and other property additions	(559)	(338)
Oil and gas properties and equipment	(430)	(391)
Loan originations	(336)	(1,309)
Repayment of loan originations	811	1,330
Acquisition of businesses	(1,313)	(2,755)
Purchase of debt securities	(205)	(138)
Sale of business	--	84
Proceeds from sale of securities	27	139
Other	(112)	(104)
Net cash used in investing activities	(2,117)	(3,482)

Cash Flows From (Used In) Financing Activities
Issuance of common stock	102	90
Issuance of preferred securities of subsidiary trusts	550	--
Repurchase of common stock	--	(1,642)
Issuance of long-term debt	6,134	3,122
Repayment of long-term debt	(3,259)	(2,627)
Repayment (Issuance) of short-term debt	(1,995)	4,199
Common dividend payments	(318)	(354)
Other	--	2
Net cash from financing activities	1,214	2,790

Increase in cash and cash equivalents	116	26
Cash and cash equivalents at beginning of period	360	280
Cash and cash equivalents at end of period	$ 476	$ 306

Noncash transactions from investing and financing activities:
Noncash (stock issuance) portion of CNG acquisition	--	$ 3,527

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(Millions)

Net income (loss)	$155	$(98)	$318	$70

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on investment securities	(13)	12	(16)	7
Foreign currency translation adjustments	5	(4)	(1)	(5)
Cumulative effect of a change in accounting principle
(net of income taxes of $106)	--	--	(183)	--
Unrealized derivative gains - hedging activities	140	--	184	--
Reclassification for derivative losses included in net income	21	--	99	--
Minimum pension liability adjustment	--	--	(1)	--
Other comprehensive income	153	8	82	2

Comprehensive income (loss)	$308	$(90)	$400	$72

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Dominion Resources, Inc. (Dominion) is a holding company headquartered in Richmond, Virginia. Its major subsidiaries are Virginia Electric and Power Company (Virginia Power), Consolidated Natural Gas Company (CNG), and Dominion Energy, Inc. (DEI). Dominion and CNG are subject to the Public Utility Holding Company Act of 1935 (1935 Act).

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

CNG operates in all phases of the natural gas industry, including exploration for and production of oil and natural gas in the United States. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania, and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end use customers in the Midwest, the Mid-Atlantic and the Northeast states. CNG's exploration and production operations are conducted in several of the major gas and oil producing basins in the United States, both onshore and offshore. CNG also holds an equity investment in energy activities in Australia that is held for sale. For more information, see Note 5 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

DEI is engaged in independent power production and the acquisition and production of natural gas and oil reserves. In Canada, DEI is engaged in natural gas exploration, production and storage.

With the sale of Saxon Capital, Inc. (Saxon), the holding company for Saxon Mortgage, Inc., in July 2001, Dominion has substantially completed its strategy to exit and windup the core businesses of Dominion Capital, Inc. (DCI), its financial services subsidiary as ordered by the Securities and Exchange Commission (SEC) under the 1935 Act. DCI's primary business was financial services that included loan administration and residential mortgage lending. See Note 10 for additional discussion of the sale of Saxon. See Note 6 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000 for additional discussion of the DCI exit strategy.

In 2000, Dominion created a subsidiary service company under the 1935 Act that provided certain services to Dominion's operating subsidiaries. CNG also had a service company during 2000. Effective January 1, 2001, the two service companies were combined into one service company.

Dominion manages its operations based on the following operating segments: Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also reviews the financial services business of DCI and Corporate Operations as segments. While Dominion manages its daily operations as described above, assets remain wholly owned by its legal subsidiaries. See Note 15.

"Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2.     Significant Accounting Policies

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of June 30, 2001, the results of operations and comprehensive income for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

The Consolidated Financial Statements include the accounts of Dominion Resources, Inc. and its subsidiaries, with all significant intercompany transactions and accounts eliminated on consolidation.

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

Certain amounts in the 2000 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

Note 3.     Recently Issued Accounting Standards

Business Combinations and Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. These standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination.

Dominion will adopt SFAS No. 142 January 1, 2002. At June 30, 2001, the Company's balance sheet reflects $3.7 billion of goodwill, primarily attributable to the acquisition of CNG. For more information, see Note 5 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000. The recognized amount of goodwill may be affected by the final Millstone Nuclear Power Station purchase price allocation. See Note 4. In accordance with SFAS No. 142, Dominion will continue to amortize goodwill through December 31, 2001, ceasing amortization effective January 1, 2002. Otherwise, Dominion has not yet determined the impact that the new standards' provisions may have on its financial statements.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset Retirement Obligations

In July 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. Although FASB has not yet published the final standard, Dominion's preliminary conclusions are based on previously issued exposure drafts and subsequent deliberations. Dominion will adopt the standard effective January 1, 2003.

Dominion has identified retirement obligations associated with the decommissioning of its nuclear generation facilities but has not determined the impact of recognition and measurement of such obligations under the new standard. Dominion has not performed a complete assessment of possible retirement obligations associated with other electric and gas utility property and oil and gas exploration and production equipment.

Also, under the new standard, the realized and unrealized earnings of external trusts available for funding decommissioning activities at Dominion's utility nuclear plants will be recorded in other income and other comprehensive income, as appropriate. Currently, Dominion records these trusts' earnings in other income with an offsetting charge to expense, also recorded in other income, associated with the accretion of the decommissioning liability. See Note 14 to Dominion's Annual Report on Form 10-K for the year ended December 31, 2000. Furthermore, upon adoption of the new standard, Dominion will discontinue its practice of accruing, as part of depreciation expense, amounts associated with the future costs of removal for its gas and electric utility and oil and gas exploration and production. However, Dominion may continue its practice of accruing for future costs of removal subject to cost of service utility rate regulation even when an asset removal obligation does not exist but would do so through the recognition of regulatory assets and liabilities, as appropriate.

Note 4.     Significant Acquisitions

Millstone Nuclear Power Station

Dominion completed its purchase of Millstone Nuclear Power Station (Millstone), located in Waterford, Connecticut, from subsidiaries of Northeast Utilities and other owners on March 31, 2001. Millstone operations and assets are reported in the Dominion Energy operating segment. The purchase price of $1.3 billion included $1.2 billion for plant assets and $105 million for nuclear fuel. The acquisition includes a 100% ownership interest in Unit 1 and Unit 2 and a 93.47% ownership interest in Unit 3 for a total of 1,954 Mw of generating capacity. Unit 1 is being decommissioned and is no longer in service. Dominion acquired the decommissioning trusts for the three units that were fully funded to the regulatory minimum at closing

The allocation of the purchase price has been assigned to assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of the date of the acquisition. The purchase price is also subject to certain post-closing adjustments. Dominion may make adjustments during 2001 for any post-closing purchase price adjustments and to the allocation of the purchase price for changes in Dominion's preliminary assumptions and analyses based on receipt of additional information, including actuarial valuations of Millstone's pension and other postretirement benefit plan obligations and independent appraisals of facilities and inventories.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following unaudited pro forma combined results of operations for the six months ended June 30, 2001 and 2000 have been prepared assuming the acquisition of Millstone had occurred at the beginning of each period. The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results of operations of the combined businesses.
	Six Months Ended June 30,
	2001		2000
Consolidated Results	As Reported	Pro Forma	As Reported	Pro Forma
	(Millions, except earnings per share)
Revenue	$5,507	$5,592	$4,120	$4,348
Income before cumulative effect of a change in accounting principle	$ 318	$ 286	$ 49	$ 48
Net income	$ 318	$ 286	$ 70	$ 69
Earnings per share - basic:
Income before cumulative effect of a change in accounting principle	$1.29	$1.16	$0.21	$0.21
Net income	$1.29	$1.16	$0.30	$0.30
Average shares of common stock	246.8	246.8	230.6	230.6
Earnings per share - diluted:
Income before cumulative effect of a change in accounting principle	$1.27	$1.15	$0.21	$0.21
Net income	$1.27	$1.15	$0.30	$0.30
Average shares of common stock	249.4	249.4	230.6	230.6

Consolidated Natural Gas

On January 28, 2000, Dominion acquired CNG's shares of outstanding common stock for $6.4 billion, consisting of approximately 87 million shares of Dominion common stock valued at $3.5 billion and approximately $2.9 billion in cash. For more information, see Note 5 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

Note 5.     Dominion Fiber Ventures, LLC

In December 2000, Dominion formed Dominion Fiber Ventures, LLC (DFV). In March 2001, Dominion contributed through DT Services, Inc. (DTSI) all of the outstanding shares of its telecommunications subsidiary, Dominion Telecom, Inc. (DTI), formerly VPS Communications, with an equity value of $110 million, in exchange for 100% of Class B managing membership interests in DFV. A third-party investor trust (Investor Trust) contributed $60 million for 100% of the Class A membership interests in DFV. DFV is the sole owner of DTI. DTI will continue to own and operate the existing telecommunications business of Dominion. As a result of the contribution to the joint venture, DTI is no longer consolidated, and Dominion's investment in the joint venture is accounted for using the equity method.

In March 2001, DFV issued $665 million of 7.05% Senior Secured Notes due March 2005 (DFV Senior Notes). The DFV Senior Notes are redeemable at any time at the option of DFV or upon occurrence of certain events. DFV contributed $712 million net cash proceeds from the issuance of DFV Senior Notes and the sale of the Class A membership interests to DTI and Monument Overfund Trust (Overfund Trust), approximating $518 million and $194 million, respectively. Overfund Trust is owned by DFV. The DFV Senior Notes are secured by the stock of DTI and the Overfund Trust and certain rights of the Share Trust with respect to the Dominion Preferred Stock described below. The proceeds contributed to DTI will be used to facilitate the expansion of DTI's telecommunications businesses. Temporarily, the unused cash has been loaned to Dominion and used by it to repay commercial paper. The amount in Overfund Trust will be invested in Dominion debt securities or other financial investments. The interest and principal payments on such investments are expected to generate amounts sufficient to make interest payments on the DFV Senior Notes through maturity and make return requirements payments on Investor Trust's membership interests in DFV.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As a result of the formation of DFV joint venture and the issuance of the DFV Senior Notes, Dominion issued 665,000 shares of its Series A Mandatorily Convertible Preferred Stock, liquidation preference $1,000 per share, (Preferred Stock) to Piedmont Share Trust (Share Trust) at closing. Dominion is the beneficial owner of the Share Trust that is consolidated in the preparation of the consolidated financial statements of Dominion. Share Trust is established with the intention of allowing for the remarketing of Preferred Stock in an amount sufficient to retire the DFV Senior Notes. The right to cause remarketing of the Preferred Stock is part of the security for the DFV Senior Notes.

Note 6.     Derivatives and Hedge Accounting

Adoption of SFAS No. 133

Dominion adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001. Dominion recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $183 million, net of taxes of $106 million, in the first quarter of 2001 in connection with the initial adoption of SFAS No. 133. Dominion expects to reclassify this entire amount to earnings during the year ending December 31, 2001. The actual amounts that will be reclassified to earnings over the twelve months subsequent to initial adoption will vary from this amount as a result of changes in market conditions. The effect of the amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Risk Management Policy

Dominion uses derivatives to manage the commodity and financial market risks of its business operations. Dominion manages the price risk associated with purchases and sales of natural gas and oil by utilizing derivative commodity instruments including futures, forwards, options, swaps and collars. Dominion manages its foreign exchange risk associated anticipated future purchases denominated in foreign currencies by utilizing currency forward contracts. Dominion manages its interest rate risk exposure, in part, by entering into interest rate swap transactions.

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

Dominion designates a substantial portion of derivatives held for purposes other than trading as fair value or cash flow hedges. A significant portion of Dominion's hedge strategies represents cash flow hedges of the variable price risk associated with purchases and sales of natural gas, oil and other commodities, of variability in foreign exchange rates and of variable interest rates on long-term debt using derivative instruments discussed in the preceding paragraphs. However, Dominion also engages in fair value hedges by utilizing natural gas swaps, futures and options to mitigate the fixed price exposure inherent in Dominion's firm commitments and interest rate swaps. Such fair value hedges are used to hedge its exposure to fixed interest rates on certain long-term debt. Certain of Dominion's non-trading derivative instruments, which management believes are economic hedges and mitigate exposure to fluctuations in commodity prices and interest rates, are not designated as hedges for accounting purposes.

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

For all derivatives designated as a hedge, Dominion formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. Dominion assesses, both at the inception of the hedge and on an ongoing basis, whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows. Any change in fair value of the derivative resulting from ineffectiveness, as defined by SFAS No. 133, is recognized currently in earnings. Further, for derivatives that have ceased to be a highly effective hedge, Dominion discontinues hedge accounting prospectively.

For fair value hedge transactions in which Dominion is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative will generally be offset in the consolidated statements of income by changes in the hedged item's fair value. For cash flow hedge transactions in which Dominion is hedging the variability of cash flows related to a variable-priced asset, liability, commitment, or forecasted transaction, changes in the fair value of the derivative are reported in AOCI. The gains and losses on the derivatives that are reported in AOCI are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the change in fair value of derivatives and the change in fair value of derivatives not designated as hedges for accounting purposes are recognized in current-period earnings. For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. For options designated either as fair value or cash flow hedges, changes in time value are excluded from the measurement of hedge effectiveness and are, therefore, recorded in earnings.

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

Certain commodity contracts held by Dominion for trading purposes are not derivatives as defined by SFAS No. 133, but are reported at fair value in accordance with Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, as described above.

Derivatives and Hedge Accounting Results

Dominion recognized a pre-tax increase to earnings of approximately $1 million for hedge ineffectiveness during the three and six months ended June 30, 2001, respectively. This amount, which relates principally to cash flow hedges, is reported as a reduction to operating expenses in the consolidated statements of income. In addition, Dominion recognized a pre-tax decrease to earnings of approximately $1 million for the second quarter of 2001 and an increase of $1 million for the six months ended June 30, 2001. These amounts represent the change in time value of options not used in the assessment of effectiveness for cash flow hedges.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Approximately $63 million of net gains in AOCI at June 30, 2001 are expected to be reclassified to earnings within the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. The effect of the charges being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of June 30, 2001, Dominion is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of one to five years.

The Financial Accounting Standards Board (FASB) recently cleared guidance that certain option-type contracts for the purchase or sale of electricity, if determined to be derivatives, are eligible for the normal purchases and sales exception available under SFAS No. 133. As a result of this and other guidance issued during the second quarter, Dominion reviewed certain contracts that were determined not to be subject to fair value accounting upon implementation of SFAS No. 133. Based on this review and the new guidance, Dominion has determined that certain of its long-term power purchase contracts are subject to the provisions of SFAS No. 133, but such contracts qualify for the normal purchases and sales exception. Under this exception, such contracts are not subject to fair value accounting required by SFAS No. 133. In addition, a small number of certain other contracts were determined to be subject to fair value accounting under the new guidance. Effective July 1, 2001, these contracts were incorporated as hedging instruments in appropriate cash flow hedging strategies. The effect of implementing these changes will not have a material impact on Dominion's financial position, results of operations or cash flows.

Future interpretations of SFAS No. 133 by the FASB or other standard-setting bodies could result in fair value accounting being required for certain contracts that are not currently being subjected to such requirements. Accordingly, such future interpretations may impact Dominion's ultimate application of the standard. However, if future changes in the application of SFAS No. 133 should result in additional contracts becoming subject to fair value accounting under SFAS No. 133, Dominion would pursue hedging strategies to mitigate any potential future volatility in reported earnings.

Note 7.     Accounting Changes

Accounting for Pension Costs

The consolidated financial statements for the three months and six months ended June 30, 2000 have been restated to reflect a change in the method of calculating the market related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. Under the new method, which was adopted in the third quarter of 2000 and effective January 1, 2000, the market related value of pension plan assets reflects the difference between actual investment returns and expected investment returns evenly over a four-year period.

A cumulative effect of a change in accounting principle of $21 million (net of income taxes of $11 million) was included in income for the six months ended June 30, 2000. The overall effect of the change was to increase income before cumulative effect of a change in accounting principle by $8 million and $14 million, and net income by $8 million and $35 million, for the three and six months ended June 30, 2000, respectively.

For additional information on the cumulative effect of a change in accounting principle concerning accounting for net periodic pension costs, see Note 3 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

Accounting for Oil and Gas Activities

Effective upon the acquisition of CNG on January 28, 2000, Dominion changed its method of accounting for oil and gas exploration and production activities to the full cost method. Previously, Dominion accounted for these activities, which were primarily directed toward development and extraction rather than exploration, using the successful efforts method of accounting.

Prior year financial statements have been restated to reflect this change on a retroactive basis. The effect of the accounting change on income for the three and six months ended June 30, 2000 was not significant

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For more information on the change in method of accounting for oil and gas exploration and production activities to the full cost method, see Note 3 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

Note 8.     Earnings Per Share

The following table presents Dominion's basic and diluted earnings per share (EPS) calculation:
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
(Millions, other than per share amounts)
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$155	$(98)	$318	$49
Average shares of common stock outstanding	247.4	237.8	246.8	230.6
Basic EPS	$0.63	$(0.41)	$1.29	$0.21

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$155	$(98)	$318	$49
Average shares of common stock outstanding	247.4	237.8	246.8	230.6
Net effect of dilutive stock options	2.6	--	2.6	--
Average shares of common stock outstanding - diluted	250.0	237.8	249.4	230.6
Diluted EPS	$0.62	$(0.41)	$1.27	$0.21

Diluted EPSAntidilutive shares excluded from the EPS calculation	0.9	8.6	0.5	8.5

Note 9.     Restructuring and Acquisition-Related Activities

On January 28, 2000, as a result of the acquisition of CNG, Dominion implemented a plan to restructure the operations of the combined companies. During the three and six months ended June 30, 2000, Dominion recorded $262 million and $392 million, respectively, for charges in connection with restructuring and acquisition-related activities to consolidate business operations and integrate administrative functions, and to exit certain businesses of DCI. A summary of these costs follows:
	Three Months Ended	Six Months Ended
	June 30, 2000
	(Millions)

Severance and related costs	$ (15)	$ 53
Commodity contract losses		55
Information technology related costs	9	14
Early retirement program	88	88
DCI restructuring	172	172
Other	8	10
Total	$262	$392

At December 31, 2000, Dominion's restructuring plan was substantially complete. At June 30, 2001, the remaining severance liability of $16 million represents remaining amounts payable to employees already terminated and accrual for estimated payments related to 18 positions not yet eliminated.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The change in the liability for severance and related benefit costs is presented below:
(Millions)
Balance at December 31, 2000	$29
Amounts paid	(13)
Balance at June 30, 2001	$16

For more information, see Note 6 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

Note 10.     Divestitures by Dominion Capital

In March 2001, DCI securitized $423 million of commercial loan commitments held by First Source Financial, LLP and First Dominion Capital LLC in a collateralized loan obligation (CLO) transaction. In the securitization, the loans were sold to an unconsolidated special purpose loan securitization trust, First Source Loan Obligations Insured Trust, in exchange for cash proceeds of $381 million. In addition, DCI holds a $196 million investment in the subordinated debt of the CLO. First Source will manage the financial assets of the CLO. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, the transfer is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. No gain or loss was recorded as a result of the transaction.

In July 2001, DCI sold Saxon Capital, Inc. (Saxon) the holding company for Saxon Mortgage, Inc., its residential mortgage subsidiary. DCI received approximately $109 million in cash, a $25 million note and an approximate 9% equity interest in the purchaser. As a result of the sale, Dominion recognized an after-tax loss in June 2001 of $24.5 million. Immediately prior to the sale, Saxon transferred to DCI approximately $300 million in residual assets related to prior mortgage loan securitizations in exchange for repayment of all intercompany debt and additional equity.

Note 11.     Long-Term Debt

During the six months ended June 30, 2001, Dominion issued the following long-term debt securities, excluding debt associated with financial services operations:

  $1 billion of 2-year fixed rate 6% notes;

  $600 million of 5.75% senior notes due 2006;

  $500 million of 6.85% senior notes due 2011;

  $50 million of variable rate tax-exempt pollution control revenue bonds due 2031;

  $194 million 6% note to an affiliated telecommunications entity that amortizes through 2005 and a $518 million variable rate demand note due by 2006 to another affiliated telecommunications entity. The proceeds were used primarily to repay commercial paper. See Note 5 for further discussion of Dominion's affiliation with the telecommunications entities.

During the first six months of 2001, Dominion repaid approximately $322 million of long-term debt securities, excluding debt repayments associated with financial services operations.

In connection with purchases and originations of loans and sales and collections of loans during the first six months of 2001, Dominion issued $3.3 billion and repaid $2.9 billion of long-term debt.

In July 2001, Dominion issued $100 million of variable rate medium-term notes due July 2, 2003.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12.     Dividend Restrictions

CNG has indentures related to its long-term debt, one of which contained restrictions on dividend payments at December 31, 2000. As of that date, $19 million of CNG's consolidated retained earnings were free from such restriction. In March 2001, CNG requested and obtained the consent of debt holders to amend the indenture to eliminate certain provisions of the indenture, including the restriction on dividend payments. Also in March 2001, CNG received an order from the SEC under the 1935 Act approving the amendment of the indenture.

Note 13.     Commitments and Contingencies

Restructuring of Long-Term Contracts with Non-Utility Generating Facilities (NUGs)

In the first quarter of 2001, Dominion completed the purchase of three generating facilities and terminated seven contracts that provided electricity to Dominion under long-term purchase agreements with non-utility generators. Dominion recorded a charge of $136 million after tax in connection with the purchase and termination of the long-term power purchase agreements. Cash payments related to the purchase of the three generating facilities totaled $207 million. The allocation of the purchase price was assigned to the assets and liabilities acquired based upon estimated fair values and future cash flows as of the date of acquisition. Substantially all of the value was attributed to the power purchase contracts that were terminated and resulted in a charge to operation and maintenance expense.

Commitments and Guarantees

Dominion has issued guarantees to various third party creditors in relation to the payment obligations by certain of its subsidiaries and officers. At June 30, 2001, Dominion had issued $2.6 billion of guarantees, and the subsidiaries' debt subject to such guarantees totaled $1.1 billion.

Subsidiaries of DEI have general partnership interests in certain of its energy ventures. These subsidiaries may be required to fund future operations of these investments, if operating cash flow is insufficient.

As of June 30, 2001, DCI had commitments to fund loans of approximately $65 million of which $54 million related to loans made by Saxon which was subsequently sold in July 2001. All intercompany debt between DCI and Saxon was extinguished prior to the sale of Saxon through the transfer of residual mortgage secuitization certificates from Saxon to DCI.

Environmental Matters and Other Contingencies

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14.     Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

During 1995 through 2001, Dominion established four capital trusts. In each of the four individual transactions, the capital trusts sold trust preferred securities that represented preferred beneficial interests and 97% beneficial ownership in the assets held by the capital trusts. In exchange for the funds realized from the sale of the trust preferred securities and common securities that represent the remaining 3% beneficial ownership interest in the assets held by the capital trust, Dominion issued various junior subordinated debt instruments. The junior subordinated debt instruments constitute 100% of each capital trust's assets. The following table provides summary information about the capital trusts and junior subordinated debt instruments:

Date	Capital Trusts	Trust Preferred Securities (Millions)	Common Securities (Millions)	Junior Subordinated Notes/Debentures
September, 1995	Virginia Power Capital Trust I	$135	$4	$139 million - 8.05% Series A Notes due 9/30/2025*
December, 1997	Dominion Resources Capital Trust I	250	$8	$258 million - 7.83% Debentures due 12/1/2027
January, 2001	Dominion Resources Capital Trust II	300	$9	$309 million - 8.4% Debentures due 1/30/2041
January, 2001	Dominion Resources Capital Trust III	250	$8	$258 million - 8.4% Debentures due 1/15/2031
		$935

*  The maturity date, subject to certain conditions, may be extended for up to an additional 10 years from date of original maturity.

Note 15.     Operating Segments

Dominion manages its operations along three primary business lines:

  Dominion Energy manages Dominion's generation portfolio, consisting of generating units and power purchase agreements. It also manages Dominion 's generation growth strategy; energy trading, marketing, hedging and arbitrage activities; and gas pipeline and certain gas production and storage operations.

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

In addition, Dominion also reviews the financial services businesses of DCI and Dominion's corporate and other operations as operating segments. Amounts included in the Corporate and Other category include:

  corporate expenses of the Dominion and CNG holding companies (including interest not allocated to other segments);

  Corby Power (UK) operations, prior to its sale on September 29, 2000;

  intercompany eliminations;

  restructuring and acquisition-related costs (see Note 9);

  cumulative effect of a change in accounting principles (see Note 7);

  costs associated with restructuring long-term NUG contracts (see Note 13); and

  impairment and re-valuation of DCI's assets (see Note 10 in this Form 10-Q and Note 6 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000).

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

While Dominion manages its daily operations as described above, assets remain wholly owned by its legal subsidiaries. Operating segment financial information follows for the three and six months ended June 30, 2001 and 2000:

(Millions)	Dominion Energy	Dominion Delivery	Dominion Exploration & Production	DCI	Corporate, Other, and Eliminations	Consolidated Total

Three Months Ended June 30,
2001
Revenue - external customers	$1,401	$538	$318	$50	$2	$2,309
Intersegment revenue	22	4	22		(48)
Net income (loss)	148	47	84	(11)	(113)	155
2000
Revenue - external customers	$1,106	$ 518	$309	$106	$12	$2,051
Intersegment revenue	29	8	18	--	(55)	--
Net income (loss)	97	55	62	6	(318)	(98)
Six Months Ended June 30,
2001
Revenue - external customers	$2,938	$1,780	$663	$120	$6	$5,507
Intersegment revenue	85	6	49		(140)
Net income (loss)	308	205	155	(9)	(341)	318
2000
Revenue - external customers	$2,143	$1,219	$534	$216	$8	$4,120
Intersegment revenue	60	14	26		(100)
Net income (loss)	213	171	108	9	(431)	70

For more information, see Note 27 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward-Looking Information

From time to time Dominion makes statements concerning its expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases the reader can identify these forward-looking statements by words such as "anticipate", "estimate", "expect", "believe", "could", "plan", "may" or other similar words.

Forward-looking statements are issued by the Company with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with forward-looking statements. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These include:

  Factors affecting operations, such as:

  unusual weather conditions;
  catastrophic weather-related damage;
  unscheduled generation outages;
  unusual maintenance or repairs;
  unanticipated changes in fossil fuel costs, gas supply costs or availability constraints;
  environmental incidents; and
  electric transmission or gas pipeline system costs or availability constraints.

  State and federal legislative and regulatory developments, including deregulation and restructuring of the natural gas and electric utility industry and changes in environmental and other laws and regulations to which Dominion is subject.

  The timing and implementation of Dominion's business separation plan currently under consideration with the Virginia State Corporation Commission (Virginia Commission).

  The effects of competition, including the extent and timing of the entry of additional competitors in Dominion's electric or gas markets.

  Dominion's pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities.

  Regulatory factors such as changes in the policies or procedures that set rates, changes in Dominion's ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases.

  Financial or regulatory accounting principles or policies imposed by governing bodies.

  Political and economic conditions and developments in the U.S. and the foreign countries in which Dominion has a presence. This would include inflation rates and monetary fluctuations.

  Changing market conditions and other factors related to physical and financial energy trading activities, including price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates and warranty risks.

  Financial market conditions, including availability and cost of capital, and Dominion's ability to obtain financing on favorable terms.

  The performance of Dominion's projects and the success of efforts to invest in and develop new opportunities.

  The ultimate success and financial viability of Dominion Fiber Ventures, LLC.

  Employee workforce factors, including collective bargaining agreements with union employees.

Dominion has based its forward-looking statements on management's beliefs and assumptions using information available at the time the statements were made. Dominion cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. Dominion undertakes no obligation to update any forward-looking statements to reflect developments occurring after the statement is made.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) explain the general financial condition and the results of operations for Dominion and should be read in conjunction with the Consolidated Financial Statements. "Dominion" is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources Inc.'s consolidated subsidiaries, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Operating Segments

In general, management's discussion of Dominion's results of operations focuses on the contributions of its business segments. However, the discussion of Dominion's financial condition under Liquidity and Capital Resources is not based on segments. Dominion generally manages these matters by legal entity.

Dominion operates under three principal operating units:

  Dominion Energy manages Dominion's generation portfolio, consisting of generating units and power purchase agreements. It also manages Dominion's generation growth strategy; energy trading, marketing, hedging and arbitrage activities; and gas pipeline and certain gas production and storage operations.

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

In addition, Dominion also reviews the financial services businesses of Dominion Capital, Inc. (DCI) and Dominion's corporate operations as operating segments.

For more information on Dominion's business segments, see Note 15 to the Consolidated Financial Statements.

Results Of Operations

The tables below present Dominion's net income and diluted earning per share for the three and six month periods ended June 30, 2001, as well as the relative contributions to these results by its operating segments.
(Millions, except per share amounts)	Net Income		Earnings Per Share (Diluted)
Three Months Ended June 30,	2001	2000	2001	2000
Dominion Energy	$148	$ 97	$0.59	$ 0.41
Dominion Delivery	47	55	0.19	0.23
Dominion Exploration & Production	84	62	0.34	0.26
DCI	(11)	6	(0.05)	0.03
Corporate, Other and Eliminations	(113)	(318)	(0.45)	(1.34)
Consolidated	$155	$(98)	$0.62	$(0.41)
Average shares of common stock - diluted			250.0	237.8

Six Months Ended June 30,	2001	2000	2001	2000
Dominion Energy	$308	$213	$1.23	$0.92
Dominion Delivery	205	171	0.82	0.74
Dominion Exploration & Production	155	108	0.62	0.47
DCI	(9)	9	(0.04)	0.04
Corporate, Other and Eliminations	(341)	(431)	(1.36)	(1.87)
Consolidated	$318	$ 70	$1.27	$0.30
Average shares of common stock - diluted			249.4	230.6

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Energy

Second Quarter and Six Months Results - 2001 compared to 2000

Dominion Energy's contribution to net income increased by $51 million and $95 million for the three and six months ended June 30, 2001, respectively. The acquisition of Millstone Nuclear Power Station (Millstone) on March 31, 2001, resulted in increases in non-regulated electric sales, operations and maintenance expense and depreciation for the three and six months ended June 30, 2001. The inclusion of CNG operations for the entire six months ended June 30, 2001 resulted in increased non-regulated gas sales, gas transportation and storage revenue, and operating expenses for the six months ended June 30, 2001. Regulated electric sales revenue for the second quarter and six months increased as a result of higher fuel rates and customer growth. Comparatively milder weather adversely affected second quarter regulated electric sales revenue and comparatively colder weather increased regulated electric sales revenue for the six months. Gas transportation and storage revenue for the second quarter and six months increased reflecting reserves recorded for rate contingencies during 2000. An increase in electric fuel and energy purchases reflected higher levels of recovery of previously deferred fuel cost and increased costs associated with fossil fuels. Purchased electric capacity expenses decreased in connection with the restructuring of long-term contracts in the first quarter of 2001. Reductions in depreciation associated with anticipated re-licensing of certain nuclear plants partially offset the increase associated with Millstone. Dominion Energy's effective income tax rate increased for the quarter and six months reflecting primarily an increased provision for state taxes.

Dominion Delivery

The operating results for the quarterly and year-to-date periods reflect the seasonal nature of space heating and its impact on Dominion Delivery's results. To the extent regulated gas sales revenue represents the sale of natural gas rather than transportation of the commodity, such amounts are generally offset by purchased gas expenses. In addition, to the extent customers switch to an alternate supplier for gas purchases, Dominion still provides transportation services in its service territories.

Second Quarter and Six Months Results - 2001 compared to 2000

Dominion Delivery's contribution to net income decreased by $8 million and increased by $34 million for the three and six months ended June 30, 2001, respectively. The six-month results from the segment's regulated gas delivery operations reflect primarily the inclusion of CNG for the entire first quarter of 2001. Second quarter results reflect a moderately lower contribution by the segment's regulated gas sales operations reflecting comparatively milder weather offset somewhat by customer growth. The contribution from regulated electric sales operations for both the three and six month periods was relatively unchanged as increased sales resulting from customer growth was generally offset by comparatively milder weather. Other operating expenses increased slightly reflecting additional provisions for bad debts, higher depreciation costs, offset partially by comparatively lower electric service restoration costs.

Dominion Exploration & Production

Second Quarter and Six Months Results - 2001 compared to 2000

Dominion Exploration & Production's contribution to net income increased by $22 million and $47 million for the three and six months ended June 30, 2001. Oil and gas production revenues for both the three and six month periods increased due to higher oil and gas prices. Average prices increased 13% to $3.51/Mcfe and 11% to $3.65/Mcfe during the three and six months ended June 30, 2001, respectively. Overall gas production increased 3% to 69 Bcf and 11% to 135 Bcf for the three and six months ended June 30, 2001, respectively. Oil production for the three and six months ended June 30, 2001decreased 22% to 1.7 million barrels and 10% to 3.3 million barrels, respectively. These decreases reflect natural production declines at certain of Dominion's older properties. In addition, brokered oil sales decreased for the second quarter of 2001, resulting in lower revenue and purchased liquids expense. The overall increase in revenue was also partially offset by increased operating expenses reflecting higher service industry and contractor costs.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

DCI

Second Quarter and Six Months Results - 2001 as compared to 2000

DCI's contribution to net income decreased by $17 million and $18 million for the three and six months ended June 30, 2001, respectively. These results reflect lower interest income as a substantial portion of the commercial loan portfolio was sold in the fourth quarter of 2000. In addition, mortgage loans originated in the second quarter of 2001 were not securitized but rather were sold as part of the Saxon Capital, Inc. (Saxon) sale. Expenses were also comparatively lower, reflecting reduced interest expense and lower general and administrative expenses resulting from reduced operations. See discussion of Corporate and Other for further discussion of the sale of Saxon.

Corporate and Other

Second Quarter Results - 2001 compared to 2000

Net expenses reported by Corporate and Other operations decreased by $205 million for the second quarter of 2001. Second quarter results for 2000 include after-tax charges of $237 million for restructuring and other acquisition related costs and charges associated with the impairment and revaluation of DCI's assets. Second quarter results for 2001 include an after-tax loss of $24 million on DCI's sale of Saxon. See Note 10 to the Consolidated Financial Statements. Fixed charges increased during the second quarter of 2001, primarily due to interest on the debt incurred to finance the acquisitions of CNG and Millstone.

Six Months Results - 2001 compared to 2000

Net expenses reported by Corporate and Other operations decreased by $90 million for the six months ended June 30, 2001, respectively. Six months results for 2000 include after-tax charges of $323 million for restructuring and other acquisition related costs and charges associated with the impairment and revaluation of DCI's assets, offset by a $21 million increase associated with a change in accounting principle associated with pensions. Six months results for 2001 include an after-tax charge of $136 million related to the purchase of three non-utility generating plants previously serving Dominion under long-term contracts and an after-tax loss of $24 million on the sale of Saxon. See Notes 10 and 13 to the Consolidated Financial Statements. Corporate expenses increased due to the inclusion of CNG operations for the entire first quarter in 2001. Fixed charges increased during the six months ended June 30, 2001, primarily due to interest on the debt incurred to finance the acquisitions of CNG and Millstone.

Liquidity And Capital Resources

Internal Sources of Liquidity

Cash flow from operating activities provided $1.0 billion during the six months ended June 30, 2001 and $718 million in the same period of 2000. Short-term cash requirements not met by the timing or amount of cash flow from operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities and additional long-term debt financings.

External Sources of Liquidity

During the first six months of 2001, Dominion issued long-term debt, preferred securities of subsidiary trusts, and common stock totaling $6.8 billion. As discussed below, proceeds were used primarily to repay short-term debt, finance the acquisition of Millstone and support financial services operations.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Millstone Acquisition and Related Financing

Dominion funded part of the $1.3 billion acquisition of Millstone by issuing 6 million shares of common stock, generating proceeds of $354 million in 2000 and issuing $250 million of 8.4% Trust Preferred Securities due in January 2031 in January 2001. The balance of the acquisition was initially funded with cash available from other internal sources and will ultimately be funded by future long-term debt issuances.

Short-Term Borrowings

At June 30, 2001, in addition to the bridge financing discussed above, Dominion had commercial paper programs with an aggregate limit of $2.05 billion supported by a $1.75 billion 364-day revolving credit facility and a $300 million multi-year facility. These credit facilities mature in the second quarter of 2002 and are expected to be renewed.

During the six months ended June 30, 2001, credit facilities totaling $550 million matured and were not renewed.

Net borrowings under the commercial paper program were $1.5 billion at June 30, 2001, a decrease of $1.7 billion from amounts outstanding at December 31, 2000. Commercial paper borrowings are used primarily to fund working capital requirements and bridge financing of acquisitions, and therefore may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

In addition to commercial paper, Dominion may also issue up to $200 million aggregate outstanding principal of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes expected to be sold in private placements. Any ECNs issued by Dominion would have a stated maturity of 390 days from issuance and may be redeemed, at Dominion's option, within 90 days or less from issuance. There were no ECNs outstanding at June 30, 2001.

Issuance of Common Stock

In the first six months of 2001, Dominion raised $102 million from the issuance of common stock through Dominion Direct (a dividend reinvestment open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

Other Securities Issuances and Repayments

During the first six months of 2001, Dominion issued the following other securities:

  a $194 million 6% note to an affiliated telecommunications entity due 2005 and a $518 million variable rate demand note due by 2006 to another affiliated telecommunications entity. The proceeds were used primarily to repay commercial paper. See Note 5 to the Consolidated Financial Statements for further discussion of Dominion's affiliation with the telecommunications entities;

  $600 million of 5.75% senior notes due 2006. The net proceeds were used for general corporate purposes including repayment of commercial paper and payments associated with the purchase of three generation facilities. See Note 13 to Consolidated Financial Statements for further discussion;

  $500 million of 6.85% Senior Notes due 2011. The net proceeds were used for general corporate purposes, including the repayment of debt; and

  $50 million in aggregate principal amount of tax-exempt pollution control revenue bonds due 2031 bearing interest at a variable rate. The net proceeds were used to finance qualifying expenditures made during the construction of facilities at the North Anna Power Station.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the first six months ended June 30, 2001, Dominion repaid approximately $322 million of long-term debt securities, excluding debt repayments associated with financial services operations.

In July 2001, Dominion issued $100 million of variable rate medium-term notes due July 2, 2003. The net proceeds from the sale are being used for general corporate purposes, including the repayment of debt.

DCI Financing Activities

In connection with purchases and originations of loans and sales and collections of loans during the first six months of 2001, Dominion issued $3.3 billion and repaid $2.9 billion of long-term debt.

Amounts Available under Shelf Registrations

As of June 30, 2001, Dominion and its subsidiaries had available $4.6 billion of remaining principal amount under currently effective shelf registrations with the SEC to meet capital requirements.

Investing Activities

In the first six months of 2001, investing activities resulted in a net cash outflow of $2.1 billion reflecting the following primary investing activities:

plant and nuclear fuel expenditures of $559 million that included construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;

  exploration and production expenditures of $430 million that included the purchase of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

  repayment of loans (net of new loan originations) associated with DCI of $475 million, and acquisition of Millstone for approximately $1.3 billion.

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

Derivatives and Hedge Accounting

Future interpretations of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133) by the Financial Accounting Standards Board or other standard-setting bodies could result in fair value accounting being required for certain contracts that are not currently subject to such requirements. If Dominion's conclusions concerning the applicability of SFAS No. 133 to its existing contracts are adversely affected by any future interpretations of the standard, certain existing contracts may become subject to fair value accounting. In that event, if Dominion cannot document cash flow or fair value hedging strategies which would utilize such contracts as hedging instruments, the application of fair value accounting to any contract could result in volatility in reported earnings.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Such volatility would result from unrealized gains or losses attributable to changes in the contracts' fair value during a particular reporting period. These unrealized gains and losses may not be indicative of actual cash transactions or profitability that would ultimately be realized over the life of a contract. Thus, Dominion believes any increased volatility in earnings attributable to fair value accounting in these circumstances would be of a non-cash nature and would not be accompanied by corresponding volatility in cash flows or a change in liquidity.

Transition to Competitive Retail Electric Industry in Virginia

During 1998 and 1999, legislation was enacted in Virginia that established a plan to restructure Virginia's electric utility industry and provided for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004. However, in April 2001, the Virginia State Corporation Commission (Virginia Commission) announced a shorter phase-in schedule which would require Dominion to offer choice to all customers by January 1, 2003.

Rules applicable to full retail competition have been approved by the Virginia Commission and are effective August 1, 2001 for application on and after January 1, 2002. The rules govern code of conduct, affiliate transactions, and business practices and responsibilities of utilities in the competitive marketplace.

Virginia Electric Retail Access Pilot Program

As of June 30, 2001 approximately 82,000 of Dominion's electric service customers have volunteered for the retail access pilot program. As of June 2001, participation in the program has dropped to slightly over 24,000 customers from over 30,000 customers that originally switched to a competitive energy supplier. New suppliers continue to apply to be licensed by the Virginia State Corporation Commission (Virginia Commission) to serve customers.

Separation of Electric Generation and Delivery Operations in Virginia

In May 2001, Dominion requested approval of an index-based fuel recovery mechanism and unbundled rates to reflect the separation and deregulation of generation. The proposed fuel recovery mechanism would be based on forecasted generation by fuel type and projected fuel price indices and would be adjusted to reflect actual price indices on an annual basis. The Virginia Commission has established a hearing date in October 2001 to consider Dominion's application. Also, Dominion anticipates making a filing with the North Carolina Commission during the third quarter of 2001 concerning separation of electric generation and delivery operations in North Carolina.

Alliance Regional Transmission Organization (RTO)

In May 2001, an application was filed with the Virginia Commission as required under its order issued in March 2001. Hearings will be scheduled to consider Dominion's application to transfer control of its transmission facilities to the Alliance RTO.

In March 2001, in connection with the application of Illinois Power Company to join the Alliance RTO, a settlement agreement was filed with the FERC involving the Alliance Companies, the Midwest ISO, certain transmission owners in the Midwest ISO and other parties. The settlement agreement provided for two RTOs in the Midwest region with single super-regional rates, an agreement to negotiate a joint rate with PJM and the approval of certain transmission owners to withdraw from the Midwest ISO and join the Alliance RTO. FERC approved that settlement in May 2001.

In July 2001, FERC issued an order conditionally approving the Alliance Companies' RTO filing subject to further filings by the Alliance Companies. Also, FERC initiated mediation for the purpose of facilitating the formation of a single RTO for the Northeastern United States and for a single RTO for the Southeastern United States. In the Northeast, PJM Interconnection, Alleghney Power, the New York ISO, and the New England ISO were directed to participate in the mediation. In the Southeast, FERC directed GridSouth RTO, Southwest Power Pool, Southern Company and Entergy to participate in the mediation.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Proposed FERC Rate Settlement - Gas Transmission

In June 2001, Dominion and its customers filed a rate settlement with the Federal Energy Regulatory Commission (FERC). The filed settlement would resolve disputes over proposed gas cost recoveries from customers, including the costs of gas used as fuel in operating the system, and normal gas losses from pipeline facilities and underground storage formations. These costs have traditionally been tracked and any under- or over-collections for such costs would be billed or refunded accordingly. If the settlement is approved as filed, Dominion will retain certain fixed percentages of gas receipts and will assume both the risk of under-collections and the reward of any excess gas retained. Under the filed settlement, no party can seek a change to the fuel retention mechanism, or the fuel retention percentages, for effectiveness prior to July 1, 2003. Dominion will also extend an existing moratorium, so that it cannot make a general rate filing effective prior to July 1, 2003. Dominion does not anticipate the FERC ruling on the filed settlement prior to September 2001.

Environmental Matters

There have been no significant developments with regard to environmental matters disclosed in MD&A and notes to the Consolidated Financial Statements included in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

Nuclear Re-Licensing

Dominion filed applications for 20 year life-extensions for the North Anna and Surry units in May 2001 with the Nuclear Regulatory Commission (NRC). The NRC is in the process of completing their review of the applications for completeness. Over the next two years, the NRC will perform site visits and review the application in detail.

Recently Issued Accounting Standards

Business Combinations and Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. These standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination.

Dominion will adopt SFAS No. 142 January 1, 2002. At June 30, 2001, the Company's balance sheet reflects $3.7 billion of goodwill, primarily attributable to the acquisition of CNG. For more information, see Note 5 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000. The recognized amount of goodwill may be affected by the final Millstone Nuclear Power Station purchase price allocation. See Note 4. In accordance with SFAS No. 142, Dominion will continue to amortize goodwill through December 31, 2001, ceasing amortization effective January 1, 2002. Otherwise, Dominion has not yet determined the impact that the new standards' provisions may have on its financial statements.

Asset Retirement Obligations

In July 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. Although FASB has not yet published the final standard, Dominion's preliminary conclusions are based on previously issued exposure drafts and subsequent deliberations. Dominion will adopt the standard effective January 1, 2003.

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Dominion has identified retirement obligations associated with the decommissioning of its nuclear generation facilities but has not determined the impact of recognition and measurement of such obligations under the new standard. Dominion has not performed a complete assessment of possible retirement obligations associated with other electric and gas utility property and oil and gas exploration and production equipment.

Also, under the new standard, the realized and unrealized earnings of external trusts available for funding decommissioning activities at Dominion's utility nuclear plants will be recorded in other income and other comprehensive income, as appropriate. Currently, Dominion records these trusts' earnings in other income with an offsetting charge to expense, also recorded in other income, associated with the accretion of the decommissioning liability. See Note 14 to Dominion's Annual Report on Form 10-K for the year ended December 31, 2000. Furthermore, upon adoption of the new standard, Dominion will discontinue its practice of accruing, as part of depreciation expense, amounts associated with the future costs of removal for its gas and electric utility and oil and gas exploration and production. However, Dominion may continue its practice of accruing for future costs of removal subject to cost of service utility rate regulation even when an asset removal obligation does not exist but would do so through the recognition of regulatory assets and liabilities, as appropriate.

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

Interest Rate Risk

Dominion manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Dominion enters into interest rate sensitive derivatives. Examples of these derivatives are swaps, forwards and futures contracts. In addition, Dominion, through subsidiaries, retains ownership in mortgage investments, including subordinated bonds and interest-only residual assets retained at securitization of mortgage loans originated and purchased. A hypothetical 10% increase in market interest rates would have resulted in a decrease in annual pretax earnings of approximately $16 million and $40 million, based upon interest rate sensitive instruments outstanding as of June 30, 2001 and December 31, 2000, respectively.

Commodity Price Risk - Non-Trading Activities

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

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
(Continued)

Dominion has determined a hypothetical change in fair value for its oil and natural gas derivative financial contracts assuming a 10% unfavorable change in market prices. This hypothetical 10% change in market prices would have resulted in a decrease in fair value of approximately $143 million and $56 million as of June 30, 2001 and December 31, 2000, respectively. This decrease reflects derivative contracts with greater notional volumes at June 30, 2001 as compared to December 31, 2000, including "in the money" options and collars whose value would fully reflect the impact of a 10% change in prices.

The impact of a change in oil and natural gas commodity prices on Dominion's oil and natural gas derivative financial contracts at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. In addition, net losses from oil and natural gas financial derivative contracts used for hedging purposes, to the extent realized, should generally be offset by recognition of the hedged transaction.

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

A hypothetical 10% change in commodity prices would have resulted in a hypothetical loss of approximately $1 million and $3 million in Dominion's earnings, as of June 30, 2001 and December 31, 2000, respectively.

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

Forward Looking Statements

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. The reader's attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect the future of Dominion.

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by us, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there also may be administrative proceedings on these matters pending. In addition, in the normal course of business, Dominion and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on Dominion's financial position, liquidity or results of operations. See Item 5 - Other Information for discussion on various regulatory proceedings to which we are a party

As previously reported in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000, Jack Grynberg has brought suit against a major part of the gas industry, including Consolidated Natural Gas (CNG) and several of its subsidiaries. The suit alleges fraudulent mismeasurement of gas volumes and underreporting of gas royalties from gas production taken from federal leases. In April 2001, the U.S. District Court issued an order denying a motion to dismiss. The defendants in this matter have filed a motion to certify the case for appeal.

ITEM 5. OTHER INFORMATION

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Cautionary Statements Regarding Forward-Looking Information in Part I, Item 2 for discussion of various risks and uncertainties that may affect the future of Dominion.

Virginia Electric and Power Company

Regulatory

In June 2000, an application was made with the Virginia State Corporation Commission (Virginia Commission) to make a number of changes to the Possum Point Power Station designed to improve air quality and to meet existing and proposed air emission limitations in Northern Virginia. The plan includes the retirement of two existing coal fired units, the conversion of two existing coal-fired units to gas, and the addition of one new combined cycle unit to be operational by May 2003. The Virginia Commission approved the application in March 2001.

In connection with the above application to modify and add generating units to its Possum Point site, an application was also made to the Virginia Commission in December 2000 to construct a fourteen mile gas pipeline for the purpose of supplying natural gas to the site. The Virginia Commission approved the application for the gas pipeline in June 2001.

Rates

In June 2001, the Virginia Commission issued a Final Order in Virginia and Electric Power Company's fuel factor case. The Virginia Commission approved the fuel factor of 1.613 per kWh, which had been in effect on an interim basis since January 1, 2001.

Rules Governing Retail Access to Competitive Energy Services

The Virginia Commission has also established separate proceedings to issue rules and regulations for (1) competition in the provision of metering and billing services; (2) minimum stay periods for customers returning to the Company after having purchased competitive electricity supply service; and (3) the determination of market prices for generation and associated wires charges. Such wires charges are to provide the company with a method to recover any just and reasonable net stranded costs.

See Future Issues in Management's Discussion and Analysis for additional information concerning Separation of Electric Generation and Delivery Operations in Virginia, Alliance Regional Transmission Organization and Nuclear Re-Licensing.

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION
(Continued)

Consolidated Natural Gas Company

Regulatory

In June 2001, Dominion East Ohio filed a gas cost recovery filing (GCR) with the Public Utilities Commission of Ohio. Under the GCR proposal, sales customers would pay 29% less for natural gas than they now do under a new rate that will be frozen through April 29, 2002. Dominion East Ohio expects to lock in current lower market prices with a combination of longer-term gas purchase contracts and other hedging techniques, to stabilize winter gas costs for its customers through the coming winter period.

Dominion Peoples lowered its rates about 8%, effective July 1, 2001. The change reflects a reduction in the natural gas cost recovery portion of its rates from $9.99 to $8.70 per thousand cubic feet. The decrease will not affect customers who buy gas from another supplier as part of Dominion Peoples' Energy Choice program. The lower rate is attributable to the price of natural gas dropping on the national market after record high prices over the past 18 months.

In June 2001, Dominion Transmission, Inc. (Dominion Transmission) and its customers filed a rate settlement with the Federal Energy Regulatory Commission (FERC). The filed settlement would resolve disputes over proposed gas cost recoveries from customers, including the costs of gas used as fuel in operating the system, and normal gas losses from pipeline facilities and underground storage formations. If the settlement is approved as filed, Dominion Transmission will retain certain fixed percentages of gas receipts and will assume both the risk of under-collections and the reward of any excess gas retained. See Future Issues -Proposed FERC Rate Settlement - Gas Transmission in Management's Discussion & Analysis for additional information.

In May 2001, FERC also approved Dominion Transmission's Order No. 637 settlement. Under the settlement, Dominion Transmission's customers will have greater flexibility with procedures for nomination, or service requests, and scheduling, including an optional capability to recall released capacity on an intra-day basis. FERC also revised under this Order its gas pipeline regulations to improve the competitiveness and efficiency of the interstate pipeline grid, incuding new policies on customer service procedures. While Order No. 637 generally announced the new rules, compliance with these rules was left to individual pipelines and their customers.

Labor Relations

Negotiators for the Natural Gas Workers Union, SEIU Local 555 (Local 555) and Dominion East Ohio reached a tentative agreement for a new five-year contract on July 16, 2001. The agreement has been subsequently approved by Local 555 membership.

OTHER

Saxon Capital, Inc.

In July 2001, Dominion Capital, Inc. (DCI) sold Saxon Capital, Inc. (Saxon). DCI. received approximately $109 million in cash, a $25 million note and an approximately 9% interest in the purchaser, Saxon Capital Acquisition Corp., which completed a concurrent private placement of approximately $277 million. Dominion will retain approximately $300 million in mortgage assets related to prior loan securitizations in exchange for repyament of all intercompany debt and additional equity. Saxon will continue to manage these residual assets.

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION
(Continued)

Dominion Medium-Term Note Program

On May 25, 2001, Dominion entered into a distribution agreement (the Distribution Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, Lehman Brothers Inc., J.P. Morgan Securities Inc. and Morgan Stanley & Co. as Agents named in the Distribution Agreement for the sale of up to $2 billion aggregate principal amount of the Company's Medium-Term Notes, Series A. Any Medium-Term Notes issued in public offering under the program will reduce capacity under Dominion's $2 billion shelf registration. The Company intends to use the proceeds from the sale of the Medium-Term Notes for general capital requirements and for refinancing of other corporate debt.

On July 2, 2001, Dominion issued $100 million in aggregate principal amount of its Series A Medium-Term Notes per the Distribution Agreement noted above. The net proceeds were used to pay down commercial paper balances.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
3.1	Articles of Incorporation as in effect August 9, 1999 (Exhibit 3(i), Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489, incorporated by reference)

3.2

Articles of Amendment establishing Series A Preferred Stock, effective March 12, 2001 (Exhibit 3(ii), Form 10-K for the fiscal year ended December 31, 2000, File No. 1-8489, incorporated by reference).

3.3	Bylaws as in effect on October 20, 2000 (Exhibit 3, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).

4.1

Senior Indenture, dated June 1, 2000, between Dominion and The Chase Manhattan Bank, as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); and Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference). Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001, incorporated by reference), Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K, dated May 25, 2001, incorporated by reference).

10.1	Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997, as amended and restated effective July 1, 2001 (filed herewith).

10.2	Dominion Resources, Inc. Leadership Stock Option Plan, effective July 1, 2000, as amended and restated effective July 1, 2001 (filed herewith).

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION
(Continued)
(b) Reports on Form 8-K:

The Company filed a Form 8-K, dated May 25, 2001, relating to the establishment of a program under which $2,000,000,000 aggregate principal amount of the Company's Medium-Term Notes, Series A, would be issued.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DOMINION RESOURCES, INC. Registrant

August 3, 2001	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)