Form 10-Q
period 2001-09-30
DOMINION RESOURCES INC /VA/
filed 2001-11-05
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q

____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At September 30, 2001, the latest practicable date for determination, 248,909,699 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Nine Months Ended September 30, 2001 and 2000	3
	Consolidated Balance Sheets - September 30, 2001 and December 31, 2000	4-5
	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000	6
	Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2001 and 2000	7
	Notes to Consolidated Financial Statements	8-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-34
	PART II. Other Information
Item 1.	Legal Proceedings	35
Item 5.	Other Information	35-36
Item 6.	Exhibits and Reports on Form 8-K	37-38

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Millions, except per share amounts)

Operating Revenue	$2,544	$2,344	$8,051	$6,464

Operating Expenses
Electric fuel and energy purchases, net	403	307	1,063	811
Purchased electric capacity	170	184	516	558
Purchased gas, net	169	233	1,474	720
Liquids, pipeline capacity and other purchases	52	81	164	225
Restructuring and other acquisition-related costs	-	20	-	411
Other operations and maintenance	578	447	1,835	1,423
Depreciation, depletion and amortization	310	297	906	846
Other taxes	82	115	299	321
Total operating expenses	1,764	1,684	6,257	5,315

Income from operations	780	660	1,794	1,149

Other income	31	33	71	76

Interest and related charges:
Interest expense, net	224	264	685	710
Subsidiary preferred dividends and distributions of subsidiary trusts	26	16	75	51
Total interest and related charges	250	280	760	761

Income before income taxes	561	413	1,105	464
Income taxes	217	153	444	155
Income before cumulative effect of a change in accounting principle	344	260	661	309
Cumulative effect of a change in accounting principle (net of income taxes of $11)	-	-	-	21

Net income	$ 344	$ 260	$ 661	$ 330

Earnings Per Common Share - Basic:
Income before cumulative effect of a change in accounting principle	$1.38	$1.09	$2.67	$1.33
Net income	$1.38	$1.09	$2.67	$1.42

Earnings Per Common Share - Diluted:
Income before cumulative effect of a change in accounting principle	$1.37	$1.09	$2.65	$1.32
Net income	$1.37	$1.09	$2.65	$1.41

Dividends paid per common share	$0.645	$0.645	$1.935	$1.935

_______________
The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
ASSETS	2001	2000*
	(Millions)
Current Assets
Cash and cash equivalents	$ 367	$ 360
Customer accounts receivable, net	1,594	1,846
Other accounts receivable	253	502
Receivable from affiliates	176	122
Inventories	547	327
Investment securities - trading	283	275
Mortgage loans held for sale	-	104
Commodity contract assets	1,670	1,058
Unrecovered gas costs	-	263
Broker margin deposits	73	287
Prepayments	154	257
Net assets held for sale	86	73
Other	162	326
Total current assets	5,365	5,800

Investments
Loans receivable, net	209	676
Investments in affiliates	589	471
Available for sale securities	416	292
Nuclear decommissioning trust funds	1,669	851
Investments in real estate	49	65
Other	477	443
Total investments	3,409	2,798

Property, Plant and Equipment
Property, plant and equipment	30,402	28,011
Less accumulated depreciation, depletion and amortization	14,434	13,162
Total property, plant and equipment, net	15,968	14,849

Deferred Charges and Other Assets
Goodwill, net	3,672	3,502
Regulatory assets, net	504	497
Prepaid pension costs	1,448	1,455
Commodity contract assets	687	79
Other, net	217	317
Total deferred charges and other assets	6,528	5,850
Total assets	$31,270	$29,297

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2000*
	(Millions)
Current Liabilities
Securities due within one year	$ 531	$ 336
Short-term debt	1,299	3,237
Accounts payable, trade	1,581	1,688
Accrued interest	241	197
Accrued payroll	150	173
Accrued taxes	204	316
Commodity contract liabilities	1,356	1,020
Broker margin liabilities	248	-
Other	596	629
Total current liabilities	6,206	7,596

Long-Term Debt
Long-term debt	11,251	10,101
Notes payable - affiliates	513	-
Total long-term debt	11,764	10,101

Deferred Credits and Other Liabilities
Deferred income taxes	3,164	2,821
Deferred investment tax credits	133	147
Commodity contract liabilities	357	100
Other	641	646
Total deferred credits and other liabilities	4,295	3,714
Total liabilities	22,265	21,411

Commitments and Contingencies (see Note 13)

Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts**	935	385

Preferred Stock
Subsidiary preferred stock not subject to mandatory redemption	509	509

Common Shareholders' Equity
Common stock - no par, 500.0 shares authorized; 248.1 shares outstanding	6,137	5,979
Other paid-in capital	23	16
Accumulated other comprehensive income (loss)	188	(31)
Retained earnings	1,213	1,028
Total common shareholders' equity	7,561	6,992
Total liabilities and shareholders' equity	$31,270	$29,297

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

*   The Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial Statements at that date.

** As described in Note 14 to the Consolidated Financial Statements, debt securities issued by Dominion constitute 100%       of the trusts' assets.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2001	2000
	(Millions)

Net Cash Flows From Operating Activities	$1,839	$1,288

Cash Flows From (Used In) Investing Activities
Plant construction and other property additions	(874)	(569)
Oil and gas properties and equipment	(620)	(608)
Loan originations	(364)	(1,794)
Repayment of loan originations	824	1,871
Proceeds from sale of business	639	160
Acquisition of businesses	(1,313)	(2,779)
Purchase of debt securities	(215)	(185)
Proceeds from sale of securities	27	154
Other	(2)	(118)
Net cash used in investing activities	(1,898)	(3,868)

Cash Flows From (Used In) Financing Activities
Issuance of common stock	152	139
Issuance of preferred securities of subsidiary trusts	550	-
Repurchase of common stock	-	(1,642)
Issuance of long-term debt	6,306	6,741
Repayment of long-term debt	(4,539)	(3,985)
Repayment (issuance) of short-term debt	(1,935)	1,989
Common dividend payments	(479)	(507)
Other	11	3
Net cash from financing activities	66	2,738

Increase in cash and cash equivalents	7	158
Cash and cash equivalents at beginning of period	360	280
Cash and cash equivalents at end of period	$ 367	$ 438

Noncash transactions from investing and financing activities:
Noncash (stock issuance) portion of CNG acquisition	-	$3,527

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Millions)

Net income	$344	$260	$661	$330

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on investment securities	(36)	2	(52)	9
Foreign currency translation adjustments	(9)	7	(10)	2
Cumulative effect of a change in accounting principle
(net of income taxes of $106)	-	-	(183)	-
Unrealized derivative gains - hedging activities	216	-	400	-
Reclassification for derivative (gains) losses included in net income	(42)	-	57	-
Minimum pension liability adjustment	8	-	7	-
Other comprehensive income	137	9	219	11

Comprehensive income	$481	$269	$880	$341

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Dominion Resources, Inc. (Dominion) is a holding company headquartered in Richmond, Virginia. Its major subsidiaries are Virginia Electric and Power Company (Virginia Power), Consolidated Natural Gas Company (CNG), and Dominion Energy, Inc. (DEI). Dominion and CNG are registered holding companies under the Public Utility Holding Company Act of 1935 (1935 Act).

Virginia Power is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. Virginia Power sells electricity to approximately 2.1 million retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power engages in off-system wholesale purchases and sales of electricity and purchases, and sales of natural gas and has developed trading relationships beyond the geographic limits of its retail service territory.

CNG operates in all phases of the natural gas business, explores for and produces oil and provides a variety of energy marketing services. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania, and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end use customers in the midwest, the mid-Atlantic and the northeast states. CNG's exploration and production operations are conducted in several of the major gas and oil producing basins in the United States, both onshore and offshore. CNG also holds an equity investment in energy activities in Australia that is held for sale. For more information, see Note 5 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

DEI is engaged in independent power production and the acquisition and production of natural gas and oil reserves. In Canada, DEI is engaged in natural gas exploration, production and storage.

With the sale of Saxon Capital, Inc. (Saxon), the holding company for Saxon Mortgage, Inc., in July 2001, Dominion has substantially completed its strategy to exit and windup the core operating businesses of Dominion Capital, Inc. (DCI), its financial services subsidiary as ordered by the Securities and Exchange Commission (SEC) under the 1935 Act. DCI's primary business was financial services that included loan administration and residential mortgage lending. See Note 10 for additional discussion of the sale of Saxon. See Note 6 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000 for additional discussion of the DCI exit strategy.

In 2000, Dominion created a subsidiary service company under the 1935 Act that provided certain services to Dominion's operating subsidiaries. CNG also had a service company during 2000. Effective January 1, 2001, the two service companies were combined into one service company.

Dominion manages its operations based on the following primary operating segments: Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also reports the operations of DCI and Corporate Operations as segments. While Dominion manages its daily operations as described above, assets remain wholly owned by its legal subsidiaries. See Note 15.

"Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2.     Significant Accounting Policies

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of September 30, 2001, results of operations and comprehensive income for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

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

Note 3.     Recently Issued Accounting Standards

Business Combinations and Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives will not be amortized but will be tested at least annually for impairment. These standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination.

Dominion will adopt SFAS No. 142 effective January 1, 2002. At September 30, 2001, the Company's balance sheet reflects $3.7 billion of goodwill, primarily attributable to the acquisition of CNG. For more information, see Note 5 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000. The recognized amount of goodwill may be affected by the final Millstone Nuclear Power Station purchase price allocation. In addition, Dominion expects to record goodwill in connection with the acquisition of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus). See Note 4. In accordance with SFAS No. 142, Dominion will continue to amortize goodwill through December 31, 2001, ceasing amortization effective January 1, 2002. Otherwise, Dominion has not yet determined the impact that the new standards' provisions may have on its financial statements.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset Retirement Obligations

In July 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. Dominion will adopt the standard effective January 1, 2003.

Dominion has identified retirement obligations associated with the decommissioning of its nuclear generation facilities but has not performed a complete assessment of possible retirement obligations associated with other electric and gas utility property and oil and gas exploration and production equipment. Dominion has not yet determined the financial impact of adopting the new standard.

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

Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. Dominion will apply the provisions of this standard prospectively beginning January 1, 2002 and does not expect the adoption to have a material impact on its results of operations or financial condition.

Note 4.     Significant Acquisitions

Millstone Nuclear Power Station

Dominion completed its purchase of Millstone Nuclear Power Station (Millstone), located in Waterford, Connecticut, from subsidiaries of Northeast Utilities and other owners on March 31, 2001. Millstone operations and assets are reported in the Dominion Energy operating segment. The purchase price of $1.3 billion included $1.2 billion for plant assets and $105 million for nuclear fuel. The acquisition includes a 100% ownership interest in Unit 1 and Unit 2 and a 93.47% ownership interest in Unit 3 for a total of 1,954 Mw of generating capacity. Unit 1 is being decommissioned and is no longer in service. Dominion acquired the decommissioning trusts for the three units that were fully funded to the regulatory minimum at closing.

The allocation of the purchase price has been assigned to assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of the date of the acquisition. The purchase price is also subject to certain post-closing adjustments. Dominion may make adjustments for any post-closing purchase price adjustments and to the allocation of the purchase price for changes in Dominion's preliminary assumptions and analyses based on receipt

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

of additional information, including actuarial valuations of Millstone's pension and other postretirement benefit plan obligations and independent appraisals of facilities and inventories.

The following unaudited pro forma combined results of operations for the nine months ended September 30, 2001 and 2000 have been prepared assuming the acquisition of Millstone had occurred at the beginning of each period. The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results of operations of the combined businesses.

	Nine Months Ended September 30,
	2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma
	(Millions, except per share amounts)
Operating revenue	$8,051	$8,136	$6,464	$6,829
Income before cumulative effect of a change in accounting principle	$ 661	$ 614	$ 309	$ 313
Net income	$ 661	$ 614	$ 330	$ 334

Earnings Per Share - Basic
Income before cumulative effect of a change in accounting principle	$2.67	$2.48	$1.33	$1.34
Net income	$2.67	$2.48	$1.42	$1.43
Average shares of common stock	247.3	247.3	233.1	233.1

Earnings Per Share - Diluted
Income before cumulative effect of a change in accounting principle	$2.65	$2.46	$1.32	$1.33
Net income	$2.65	$2.46	$1.41	$1.42
Average shares of common stock	249.7	249.7	234.5	234.5

Consolidated Natural Gas

On January 28, 2000, Dominion acquired CNG's shares of outstanding common stock for $6.4 billion, consisting of approximately 87 million shares of Dominion common stock valued at $3.5 billion and approximately $2.9 billion in cash. For more information, see Note 5 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

Subsequent Event - Acquisition of Louis Dreyfus

Effective November 1, 2001, Dominion acquired Louis Dreyfus' shares of outstanding common stock for $1.8 billion, consisting of approximately 14 million shares of Dominion common stock valued at $876 billion and approximately $888 billion in cash. In addition, the purchase consideration included the value of Louis Dreyfus employee and director stock options which were exchanged for Dominion stock options. Under terms of the merger agreement, each Louis Dreyfus shareholder received $20.00 in cash and 0.3226 shares of Dominion common stock for each share of Louis Dreyfus common stock.

Upon acquisition, Louis Dreyfus was merged into a newly-formed, wholly owned subsidiary of Dominion. Immediately after the merger, Dominion contributed the surviving subsidiary to CNG. The acquisition has been financed through the issuance of long-term debt and trust preferred securities by CNG and has been accounted for by the purchase method of accounting. In addition, Louis Dreyfus and Dominion have agreed with trustees of the two outstanding series of Louis Dreyfus public notes that CNG will guarantee this debt.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5.     Dominion Fiber Ventures, LLC

In December 2000, Dominion formed Dominion Fiber Ventures, LLC (DFV). In March 2001, Dominion contributed through DT Services, Inc. (DTSI) all of the outstanding shares of its telecommunications subsidiary, Dominion Telecom, Inc. (DTI), formerly VPS Communications, with an equity value of $110 million, in exchange for 100% of Class B managing membership interests in DFV. A third-party investor trust (Investor Trust) contributed $60 million for 100% of the Class A membership interests in DFV. DFV is the sole owner of DTI. As a result of the Class A membership interests having substantive minority veto rights, DTI is no longer consolidated, and Dominion's investment in DFV is accounted for using the equity method.

In March 2001, DFV issued $665 million of 7.05% Senior Secured Notes due March 2005 (DFV Senior Notes). The DFV Senior Notes are redeemable at any time at the option of DFV or upon occurrence of certain events. DFV contributed $712 million net cash proceeds from the issuance of DFV Senior Notes and the sale of the Class A membership interests to DTI and Monument Overfund Trust (Overfund Trust), approximating $518 million and $194 million, respectively. Overfund Trust is owned by DFV. The DFV Senior Notes are secured by the stock of DTI, the Overfund Trust, and certain rights with respect to the Dominion Preferred Stock held by Piedmont Share Trust (Share Trust) as described below. The proceeds contributed to DTI will be used to facilitate the expansion of DTI's telecommunications businesses. Temporarily, the unused cash has been loaned to Dominion and used by it to repay commercial paper. The amount in Overfund Trust will be invested in Dominion debt securities or other financial investments. The interest and principal payments on such investments are expected to generate amounts sufficient to make interest payments on the DFV Senior Notes through maturity and make return requirements payments on Investor Trust's membership interests in DFV.

As a result of the formation of DFV and the issuance of the DFV Senior Notes, Dominion issued 665,000 shares of its Series A Mandatorily Convertible Preferred Stock, liquidation preference $1,000 per share, (Preferred Stock) to Share Trust at closing. Dominion is the beneficial owner of the Share Trust which is consolidated in the preparation of the consolidated financial statements of Dominion. The right to cause remarketing of the Preferred Stock is part of the security for the DFV Senior Notes. Share Trust is established with the intention of allowing for the remarketing of the Preferred Stock in an amount sufficient to retire the DFV Senior Notes if those notes are not otherwise paid at maturity, or in the event there is a downgrade of certain Dominion senior unsecured debt to BBB- or Baa3 and the closing price of Dominion's common stock is below $45.97 for ten consecutive trading days.

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

Risk Management Policy

Dominion uses derivatives to manage the commodity and financial market risks of its business operations. Dominion manages the price risk associated with purchases and sales of natural gas and oil by utilizing derivative commodity instruments including futures, forwards, options, swaps and collars. Dominion manages its foreign exchange risk

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

associated with anticipated future purchases denominated in foreign currencies by utilizing currency forward contracts. Dominion manages its interest rate risk exposure, in part, by entering into interest rate swap transactions.

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

Dominion designates a substantial portion of derivatives held for purposes other than trading as fair value or cash flow hedges. A significant portion of Dominion's hedge strategies represents cash flow hedges of the variable price risk associated with purchases and sales of natural gas, oil and other commodities, of variability in foreign exchange rates and of variable interest rates on long-term debt using derivative instruments discussed in the preceding paragraphs. However, Dominion also engages in fair value hedges by utilizing natural gas swaps, futures and options to mitigate the fixed price exposure inherent in Dominion's firm commitments and interest rate swaps to hedge its exposure to fixed interest rates on certain long-term debt. Certain of Dominion's non-trading derivative instruments, which management believes are economic hedges and mitigate exposure to fluctuations in commodity prices and interest rates, are not designated as hedges for accounting purposes.

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

For all derivatives designated as hedges, Dominion formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. Dominion assesses, both at the inception of the hedge and on an ongoing basis, whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows. Any change in fair value of the derivative resulting from ineffectiveness, as defined by SFAS No. 133, is recognized currently in earnings. Further, for derivatives that have ceased to be a highly effective hedge, Dominion discontinues hedge accounting prospectively.

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Derivatives and Hedge Accounting Results

Dominion recognized pre-tax decreases to earnings of approximately $2 million and $1 million, respectively, for hedge ineffectiveness during the three and nine months ended September 30, 2001. These amounts are reported as reductions to operating expenses for the respective periods in the consolidated statements of income. In addition, Dominion recognized pre-tax decreases to earnings of approximately $21 million and $22 million, respectively, for the three and nine month periods ended September 30, 2001. These amounts represent the change in time value of options excluded from the measurement of effectiveness for cash flow hedges.

Approximately $155 million of net gains in AOCI at September 30, 2001 is expected to be reclassified to earnings within the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. The effect of the amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of September 30, 2001, Dominion is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of one to five years.

In late June 2001, the FASB cleared guidance that permits certain option-type contracts for the purchase or sale of electricity to qualify for the normal purchases and normal sales scope exception, if certain criteria are met. In response to this guidance and other guidance issued during the second quarter, Dominion reevaluated certain of its long-term power purchase contracts. Based on this reevaluation, Dominion determined that such contracts qualify for the normal purchases and normal sales exception based on the criteria set forth in the recently issued guidance. As such, these contracts continue to be exempt from fair value accounting otherwise required by SFAS No. 133. In early October, the FASB made certain editorial changes to the criteria specified in the June 2001 guidance. The effective date of the revisions to the previously issued guidance is January 1, 2002 for Dominion. Dominion is currently in the process of evaluating the significance of these editorial changes to determine whether certain of its long-term power purchase contracts will continue to qualify for the normal purchases and normal sales exception at the effective date of the revised guidance.

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

Note 7.     Accounting Changes

Accounting for Pension Costs

The consolidated financial statements for the three months and nine months ended September 30, 2000 have been restated to reflect a change in the method of calculating the market related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. Under the new method, which was adopted in the third quarter of 2000 and effective January 1, 2000, the market related value of pension plan assets reflects the difference between actual investment returns and expected investment returns evenly over a four-year period.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A cumulative effect of a change in accounting principle of $21 million (net of income taxes of $11 million) was included in income for the nine months ended September 30, 2000. The overall effect of the change was to increase income before cumulative effect of a change in accounting principle by $8 million and $22 million, and net income by $8 million and $43 million, for the three and nine months ended September 30, 2000, respectively.

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

Prior year financial statements have been restated to reflect this change on a retroactive basis. The effect of the accounting change on income for the three and nine months ended September 30, 2000 was not significant.

For more information on the change in method of accounting for oil and gas exploration and production activities to the full cost method, see Note 3 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

Note 8.     Earnings Per Share

The following table presents Dominion's basic and diluted earnings per share (EPS) calculation:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Millions, except per share amounts)
Basic
Income (loss) before cumulative effect of a change in accounting principle	$344	$260	$661	$309
Average shares of common stock outstanding - basic	248.3	238.1	247.3	233.1
Basic EPS	$1.38	$1.09	$2.67	$1.33

Diluted
Income (loss) before cumulative effect of a change in accounting principle	$344	$260	$661	$309
Average shares of common stock outstanding	248.3	238.1	247.3	233.1
Net effect of dilutive stock options	2.0	1.4	2.4	1.4
Average shares of common stock outstanding - diluted	250.3	239.5	249.7	234.5
Diluted EPS	$1.37	$1.09	$2.65	$1.32

Antidilutive shares excluded from the EPS calculation	6.7	-	2.5	5.7

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9.     Restructuring and Acquisition-Related Activities

On January 28, 2000, as a result of the acquisition of CNG, Dominion implemented a plan to restructure the operations of the combined companies. During the three and nine months ended September 30, 2000, Dominion recorded $20 million and $411 million, respectively, for charges in connection with restructuring and acquisition-related activities to consolidate business operations and integrate administrative functions, and to exit certain businesses of DCI. A summary of these costs follows:
	Three Months Ended	Nine Months Ended
	September 30, 2000
	(Millions)

Severance and related costs	$ 6	$ 59
Commodity contract losses	-	55
Information technology related costs	11	25
Early retirement program	-	88
DCI restructuring	-	172
Other	3	12
Total	$20	$411

The change in the liability for severance and related benefit costs is presented below:
(Millions)
Balance at December 31, 2000	$29
Amounts paid	(22)
Revision of estimates	(2)
Balance at September 30, 2001	$ 5

At December 31, 2000, Dominion's restructuring plan was substantially complete. At September 30, 2001, the remaining severance liability of $5 million represents remaining amounts payable to employees already terminated. For more information, see Note 6 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

Note 10.     Divestitures by Dominion Capital

In March 2001, DCI securitized $423 million of commercial loan commitments held by First Source Financial, LLP and First Dominion Capital LLC in a collateralized loan obligation (CLO) transaction. In the securitization, the loans were sold to an unconsolidated special purpose loan securitization trust, First Source Loan Obligations Insured Trust, in exchange for cash proceeds of $227 million. In addition, DCI holds a $196 million investment in the subordinated debt of the CLO. First Source will manage the financial assets of the CLO. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, the transfer was accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets was received in the exchange. No gain or loss was recorded as a result of the transaction. In the third quarter of 2001, DCI revalued the beneficial interests retained, resulting in a decrease of $46 million in the fair value of such investments. This decrease is included in unrealized holding losses on investment securities in the Statement of Comprehensive Income for the three and nine months ended September 30, 2001.

In July 2001, DCI sold Saxon Capital, Inc. (Saxon) the holding company for Saxon Mortgage, Inc., its residential mortgage subsidiary. DCI received approximately $109 million in cash, a $25 million note and an approximate 9% equity interest in the purchaser. As a result of the sale, Dominion recognized an after-tax loss in June 2001 of $25 million. Immediately prior to the sale, Saxon transferred to DCI approximately $300 million in residual assets related to prior mortgage loan securitizations in exchange for repayment of all intercompany debt and additional equity.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11.     Long-Term Debt

During the nine months ended September 30, 2001, Dominion issued the following long-term debt securities, excluding debt associated with financial services operations:

  $1 billion of 2-year fixed rate 6% notes;

  $600 million of 5.75% senior notes due 2006;

  $500 million of 6.85% senior notes due 2011;

  $50 million of variable rate tax-exempt pollution control revenue bonds due 2031;

  $100 million of variable rate medium-term notes due 2003; and

  $194 million 6% note to an affiliated telecommunications entity that amortizes through 2005 and a $518 million variable rate demand note due by 2006 to another affiliated telecommunications entity. See Note 5 for further discussion of Dominion's affiliation with the telecommunications entities.

During the first nine months of 2001, Dominion repaid approximately $884 million of long-term debt securities, excluding debt repayments associated with financial services operations.

In connection with purchases and originations of loans and sales and collections of loans during the first nine months of 2001, Dominion issued $3.3 billion and repaid $3.7 billion of long-term debt.

In October 2001, Dominion issued $500 million of 5.375% senior notes due 2006 and $450 million of 6.25% senior notes due 2011.

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

Note 13.     Commitments and Contingencies

Restructuring of Long-Term Contracts with Non-Utility Generating Facilities (NUGs)

In the first quarter of 2001, Dominion completed the purchase of three generating facilities and terminated seven contracts that provided electricity to Dominion under long-term purchase agreements with non-utility generators. Dominion recorded a charge of $136 million after tax in connection with the purchase of the facilities and termination of the long-term power purchase agreements. Cash payments related to the purchase of the three generating facilities totaled $207 million. The allocation of the purchase price was assigned to the assets and liabilities acquired based upon estimated fair values and future cash flows as of the date of acquisition. Substantially all of the value was attributed to the power purchase contracts that were terminated and resulted in a charge to operation and maintenance expense.

Commitments and Guarantees

At September 30, 2001, Dominion had issued $3.4 billion of guarantees, and debt subject to such guarantees totaled $1.1 billion.

Dominion has general partnership interests in certain of its energy ventures. Dominion may be required to fund future operations of these investments, if operating cash flow is insufficient.

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of September 30, 2001, DCI had commitments to fund loans of approximately $12 million. This amount decreased from June 30, 2001 as a result of the sale of Saxon in July 2001. All intercompany debt between DCI and Saxon was extinguished upon the sale of Saxon through the transfer of residual mortgage securitization certificates from Saxon to DCI.

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

Note 14.     Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

During 1995 through October 2001, Dominion established five capital trusts. In each of the five individual transactions, the capital trusts sold trust preferred securities that represented preferred beneficial interests and 97% beneficial ownership in the assets held by the capital trusts. In exchange for the funds realized from the sale of the trust preferred securities and common securities that represent the remaining 3% beneficial ownership interest in the assets held by the capital trust, Dominion issued various junior subordinated debt instruments. The junior subordinated debt instruments constitute 100% of each capital trust's assets. The following table provides summary information about the capital trusts and junior subordinated debt instruments:

Date	Capital Trusts	Trust Preferred Securities	Common Securities	Junior Subordinated Notes/Debentures
		(Millions)
September, 1995	Virginia Power Capital Trust I	$135	$4	$139 million - 8.05% Series A Notes due 9/30/2025*
December, 1997	Dominion Resources Capital Trust I	250	$8	$258 million - 7.83% Debentures due 12/1/2027
January, 2001	Dominion Resources Capital Trust II	300	$9	$309 million - 8.4% Debentures due 1/30/2041
January, 2001	Dominion Resources Capital Trust III	250	$8	$258 million - 8.4% Debentures due 1/15/2031
	Total at September 30, 2001	$935

October, 2001	Dominion CNG Capital Trust I	$200	$6	$206 million - 7.8% Debentures due 10/31/2041

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

DOMINION RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition, Dominion also reports the operations of DCI and Dominion's corporate and other operations as operating segments. Amounts included in the Corporate and Other category include:

  corporate expenses of the Dominion and CNG holding companies (including interest not allocated to other segments);

  Corby Power (UK) operations, prior to its sale on September 29, 2000;

  intersegement eliminations;

  restructuring and acquisition-related costs (see Note 9);

  cumulative effect of a change in accounting principles (see Note 7);

  costs associated with restructuring long-term NUG contracts (see Note 13); and

  impairment and re-valuation of DCI's assets (see Note 10 in this Form 10-Q and Note 6 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000).

While Dominion manages its daily operations as described above, assets remain wholly owned by its legal subsidiaries. Operating segment financial information follows for the three and nine months ended September 30, 2001 and 2000:

(Millions)	Dominion Energy	Dominion Delivery	Dominion Exploration & Production	DCI	Corporate, Other, and Eliminations	Consolidated Total
Three Months Ended September 30,
2001
Revenue - external customers	$1,653	$ 515	$313	$ 48	$ 15	$2,544
Revenue - intersegment	25	3	39	-	(67)	-
Net income (loss)	288	68	78	(7)	(83)	344
2000
Revenue - external customers	$1,337	$ 528	$342	$131	$ 6	$2,344
Revenue - intersegment	38	9	18	-	(65)	-
Net income (loss)	207	89	66	3	(105)	260
Nine Months Ended September 30,
2001
Revenue - external customers	$4,591	$2,295	$976	$168	$ 21	$8,051
Revenue - intersegment	110	9	88	-	(207)	-
Net income (loss)	596	273	234	(16)	(426)	661
2000
Revenue - external customers	$3,480	$1,747	$876	$347	$ 14	$6,464
Revenue - intersegment	98	23	44	-	(165)	-
Net income (loss)	420	260	174	12	(536)	330

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
  environmental incidents; and
  electric transmission or gas pipeline system costs or availability constraints;

  State and federal legislative and regulatory developments, including deregulation and restructuring of the natural gas and electric utility industry and changes in environmental and other laws and regulations to which Dominion is subject;

  The timing and implementation of Dominion's business separation plan currently under consideration with the Virginia State Corporation Commission (Virginia Commission);

  The effects of competition, including the extent and timing of the entry of additional competitors in Dominion's electric or gas markets;

  Dominion's pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities;

  Regulatory factors such as changes in the policies or procedures that set rates, changes in Dominion's ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases;

  Financial or regulatory accounting principles or policies imposed by governing bodies;

  The effects of geopolitical events, including the threat of domestic terrorism;

  Political and economic conditions and developments in the U.S. and the foreign countries in which Dominion has a presence. This would include inflation rates and monetary fluctuations;

  Changing market conditions and other factors related to physical and financial energy trading activities, including price, basis, counterparty credit risk, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates and warranty risks;

  Financial market conditions, including availability and cost of capital, and Dominion's ability to obtain financing on favorable terms;

  The performance of Dominion's projects and the success of efforts to invest in and develop new opportunities;

  The ultimate success and financial viability of Dominion Fiber Ventures, LLC and the general market conditions of the telecommunications industry;

  Employee workforce factors, including collective bargaining agreements with union employees;

  Risks associated with exploring for, developing and producing crude oil and natural gas;
  Risks associated with large oil and gas development projects;

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  Maintenance and growth of oil and gas production levels;
  Anticipated natural gas reserve levels; and

  The effects of an economic downturn on the remaining assets of Dominion Capital, Inc. (DCI), including the potential decline in the underlying value of financial assets held by DCI.

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

Dominion manages three primary operating segments:

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

In addition, Dominion also reports the operations of Dominion Capital, Inc. (DCI) and Dominion's corporate operations as operating segments.

For more information on Dominion's business segments, see Note 15 to the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results Of Operations

The tables below present Dominion's net income and diluted earning per share for the three and nine month periods ended September 30, 2001, as well as the relative contributions to these results by its operating segments.
	Net Income		Earnings Per Share - Diluted
	(Millions, except per share amounts)
Three Months Ended September 30,	2001	2000	2001	2000
Dominion Energy	$288	$207	$1.15	$0.87
Dominion Delivery	68	89	0.27	0.37
Dominion Exploration & Production	78	66	0.32	0.28
DCI	(7)	3	(0.03)	0.01
Corporate, Other and Eliminations	(83)	(105)	(0.34)	(0.44)
Consolidated	$344	$260	$1.37	$1.09
Average shares of common stock - diluted			250.3	239.5

Nine Months Ended September 30,	2001	2000	2001	2000
Dominion Energy	$596	$420	$2.39	$1.79
Dominion Delivery	273	260	1.09	1.11
Dominion Exploration & Production	234	174	0.94	0.74
DCI	(16)	12	(0.06)	0.05
Corporate, Other and Eliminations	(426)	(536)	(1.71)	(2.28)
Consolidated	$661	$330	$2.65	$1.41
Average shares of common stock - diluted			249.7	234.5

Dominion Energy

Third Quarter Results - 2001 compared to 2000

Dominion Energy's contribution to net income increased by $81 million for the third quarter of 2001. Dominion Energy's comparative operating revenue and expenses for the third quarter of 2001 included:

  increases in non-regulated electric sales, operations and maintenance expenses and depreciation as a result of including the operations of Millstone effective April 1, 2001;

  an increase in regulated electric sales revenue resulting from higher fuel rates, customer growth, and comparatively warmer weather in third quarter (increased cooling degree days);

  an increase in gas transportation and storage revenue reflecting comparatively higher transportation rates;

  an increase in electric fuel and energy purchases reflecting increased fossil fuel prices and higher levels of recovery of previously deferred fuel costs;

  a decrease in purchased electric capacity expenses in connection with the restructuring of certain long-term contracts in the first quarter of 2001. See Note 13 to the Consolidated Financial Statements;

  a decrease in depreciation in connection with anticipated re-licensing of certain nuclear plants; and

  an increase in income taxes partially offset by a decrease in other taxes reflecting the change from gross receipts taxes to state income taxes in Virginia effective January 2001.

Nine Months Results - 2001 compared to 2000

Dominion Energy's contribution to net income increased by $176 million for the nine months ended September 30, 2001. Dominion Energy's comparative operating revenue and expenses for the first nine months of 2001 included:

  increases in non-regulated electric sales, operations and maintenance expenses and depreciation as a result of including the operations of Millstone effective April 1, 2001;

  increases in non-regulated gas sales, gas transportation and storage revenue, and operating expenses as result of including nine months of CNG operations for 2001 as compared to eight months for 2000;

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  an increase in regulated electric sales revenue resulting from higher fuel rates, customer growth, and comparatively warmer weather in third quarter (increased cooling degree days) and comparatively colder weather for the first quarter (increased heating degree days);

  an increase in gas transportation and storage revenue reflecting comparatively higher transportation rates and reserves recorded for rate contingencies during the second quarter of 2000;

  an increase in electric fuel and energy purchases reflecting increased fossil fuel prices and higher levels of recovery of previously deferred fuel costs;

  a decrease in purchased electric capacity expenses in connection with the restructuring of certain long-term contracts in the first quarter of 2001. See Note 13 to the Consolidated Financial Statements;

  a decrease in depreciation in connection with anticipated re-licensing of certain nuclear plants; and

  an increase in income taxes partially offset by a decrease in other taxes reflecting the change from gross receipts taxes to state income taxes in Virginia effective January 2001.

Dominion Delivery

The operating results for the quarter and year-to-date periods include the seasonal nature of space heating and its impact on Dominion Delivery's results. To the extent regulated gas sales revenue represents the sale of natural gas rather than transportation of the commodity, such amounts are generally offset by purchased gas expenses. In addition, to the extent customers switch to an alternate supplier for gas purchases, Dominion still provides transportation services in its service territories.

Third Quarter Results - 2001 compared to 2000

Dominion Delivery's contribution to net income decreased by $21 million for the quarter ended September 30, 2001 reflecting lower overall operating revenue and expenses. Dominion Delivery's comparative operating revenue for the third quarter of 2001 included:

  a decrease in regulated gas sales revenue reflecting lower total gas volumes sold primarily as a result of customers switching gas suppliers in Dominion Delivery's service territories partially offset by;

  an increase in regulated electric sales revenue due to comparatively warmer weather and customer growth; and

  an increase in gas transportation and storage revenue as a result of higher transportation rates on slightly lower transportation volumes.

Dominion Delivery's comparative operating expenses for the third quarter of 2001 included:

  a decrease in purchased gas as a result of lower purchased volumes and slightly lower gas prices;

  an increase in operations and maintenance and depreciation expenses; and

  an increase in income taxes partially offset by a decrease in other taxes reflecting the change from gross receipts taxes to state income taxes in Virginia effective January 2001.

Nine Months Results - 2001 compared to 2000

Dominion Delivery's contribution to net income increased by $13 million for the nine months ended September 30, 2001 reflecting higher operating revenue and expenses. Dominion Delivery's comparative operating revenue and expenses for the first nine months of 2001 included:

  an increase in regulated gas sales and purchased gas primarily due to the inclusion of CNG for the entire first quarter of 2001 as well as comparably higher gas prices;

  an increase in regulated electric sales due to customer growth was generally offset by comparatively colder weather for the nine month period;

  an increase in gas transportation and storage revenue as a result of higher transportation rates and slightly higher transportation volumes;

  an increase in other operating expenses reflecting additional provisions for consumer bad debts, higher depreciation costs, offset partially by comparatively lower electric service restoration costs and other taxes; and

  an increase in income taxes partially offset by a decrease in other taxes reflecting the change from gross receipts taxes to state income taxes in Virginia effective January 2001.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Exploration & Production

Third Quarter and Nine Months Results - 2001 compared to 2000

Dominion Exploration & Production's contribution to net income increased by $12 million and $60 million for the three and nine months ended September 30, 2001. Oil and gas production revenues for both the three and nine month periods increased due to higher oil and gas prices. Average prices increased 28% to $4.19/Mcfe and 28% to $3.87/Mcfe during the three and nine months ended September 30, 2001, respectively. Overall gas production decreased 6% to 64 Bcf and increased 4% to 198 Bcf for the three and nine months ended September 30, 2001, respectively. Oil production for the three and nine months ended September 30, 2001decreased 15% to 1.7 million barrels and 12% to 5.0 million barrels, respectively. These decreases reflect natural production declines at certain of Dominion's older properties. In addition, brokered oil sales decreased for the comparable periods of 2001, resulting in lower other revenue and purchased liquids expense. The overall increase in revenue was also partially offset by increased operating expenses reflecting higher service industry and contractor costs.

DCI

Third Quarter and Nine Months Results - 2001 as compared to 2000

DCI reported losses of $7 million and $16 million for the three and nine months ended September 30, 2001, respectively, as compared to net income of $3 million and $12 million for the three and nine months ended September 30, 2000, respectively. These results reflect lower interest income as a substantial portion of the commercial loan portfolio was sold in the fourth quarter of 2000. In addition, mortgage loans originated in the second quarter of 2001 were not securitized but rather were sold as part of the Saxon Capital, Inc. (Saxon) sale. Expenses were also comparatively lower, reflecting reduced interest expense and lower general and administrative expenses resulting from reduced operations. See discussion of Corporate and Other for further discussion of the sale of Saxon.

Corporate and Other

Third Quarter Results - 2001 compared to 2000

Net expenses reported by Corporate and Other operations decreased by $22 million for the third quarter of 2001. Third quarter results for 2000 include after-tax charges of $10 million for restructuring and other acquisition related costs. Fixed charges increased during the third quarter of 2001, primarily due to interest on the debt incurred to finance the acquisitions of CNG and Millstone.

Nine Months Results - 2001 compared to 2000

Net expenses reported by Corporate and Other operations decreased by $110 million for the nine months ended September 30, 2001. Nine month results for 2000 include after-tax charges of $334 million for restructuring and other acquisition related costs and charges associated with the impairment and revaluation of DCI's assets, offset by a $21 million increase in net income associated with a change in accounting principle associated with pensions. Nine month results for 2001 include an after-tax charge of $136 million related to the purchase of three non-utility generating plants previously serving Dominion under long-term contracts and an after-tax loss of $25 million on the sale of Saxon. See Notes 10 and 13 to the Consolidated Financial Statements. Corporate expenses increased due to the inclusion of CNG corporate operations for nine months in 2001 as compared to eight months in 2000. Fixed charges increased during the nine months ended September 30, 2001, primarily due to interest on the debt incurred to finance the acquisitions of CNG and Millstone.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Liquidity And Capital Resources

Internal Sources of Liquidity

Cash flow from operating activities provided $1.8 billion during the nine months ended September 30, 2001 and $1.3 billion in the same period of 2000. Short-term cash requirements not met by the timing or amount of cash flow from operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities and additional long-term debt financings.

External Sources of Liquidity

During the first nine months of 2001, Dominion issued long-term debt, preferred securities of subsidiary trusts, and common stock totaling $7.0 billion. As discussed below, proceeds were used primarily to repay short-term debt, finance the acquisition of Millstone and support financial services operations.

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

Short-Term Borrowings

At September 30, 2001, Dominion had commercial paper programs with an aggregate limit of $2.05 billion supported by a $1.75 billion 364-day revolving credit facility and a $300 million multi-year facility. These credit facilities mature in the second quarter of 2002 and are expected to be renewed.

During the nine months ended September 30, 2001, credit facilities totaling $550 million matured and were not renewed.

Net borrowings under the commercial paper program were $1.3 billion at September 30, 2001, a decrease of $1.9 billion from amounts outstanding at December 31, 2000. Commercial paper borrowings are used primarily to fund working capital requirements and bridge financing of acquisitions, and therefore may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

In addition to commercial paper, Dominion may also issue up to $200 million aggregate outstanding principal of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes expected to be sold in private placements. Any ECNs issued by Dominion would have a stated maturity of 390 days from issuance and may be redeemed, at Dominion's option, within 90 days or less from issuance. There were no ECNs outstanding at September 30, 2001.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Issuance of Common Stock

In the first nine months of 2001, Dominion received proceeds of $152 million from the issuance of common stock through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

Other Securities Issuances and Repayments

During the first nine months of 2001, Dominion also issued the following other securities:

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

  $100 million of variable rate medium-term notes due 2003. The net proceeds from the sale are being used for general corporate purposes, including the repayment of debt; and

  $50 million in aggregate principal amount of tax-exempt pollution control revenue bonds due 2031 bearing interest at a variable rate. The net proceeds were used to finance qualifying expenditures made during the construction of facilities at the North Anna Power Station.

During the nine months ended September 30, 2001, Dominion repaid approximately $884 million of long-term debt securities, excluding debt repayments associated with financial services operations.

In October 2001, Dominion issued:

  $200 million of 7.8%% trust preferred securities due 2041;

  $500 million of 5.375% senior notes due 2006; and

  $450 million of 6.25% senior notes due 2011.

The net proceeds were used to fund cash consideration for the acquisition of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus), the repayment of certain of Louis Dreyfus' long-term debt, and other general corporate purposes. See Note 4 to the Consolidated Financial Statements.

DCI Financing Activities

In connection with purchases and originations of loans and sales and collections of loans during the first nine months of 2001, Dominion issued $3.3 billion and repaid $3.7 billion of long-term debt.

Amounts Available under Shelf Registrations

As of September 30, 2001, Dominion and its subsidiaries had approximately $4.3 billion of remaining principal amount under currently effective shelf registrations with the SEC to meet capital requirements. In October 2001, an additional $150 million was registered and $1.15 billion of debt and trust preferred securities were issued as described above.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Investing Activities

In the first nine months of 2001, investing activities resulted in a net cash outflow of $1.9 billion reflecting the following primary investing activities:

  plant and nuclear fuel expenditures of $874 million that included construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;

  exploration and production expenditures of $620 million that included the purchase of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

  repayment of loans (net of new loan originations) associated with DCI of $460 million, and acquisition of Millstone for approximately $1.3 billion.

For a discussion of Dominion's acquisition of Louis Dreyfus, see Note 4 to the Consolidated Financial Statements.

Capital Requirements

Except for the acquisition of Louis Dreyfus, there have been no significant changes in the planned levels of spending for capacity and other capital projects and maturities of securities as disclosed in MD&A included in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000. Dominion expects to fund its capital requirements and maturities with cash flow from operations and a combination of sales of securities and short-term borrowings.

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

Derivatives and Hedge Accounting

Future interpretations of SFAS No. 133 by the Financial Accounting Standards Board or other standard-setting bodies could adversely affect conclusions concerning the applicability of the standard to the Company's existing contracts, therefore resulting in fair value accounting for such contracts. In that event, if Dominion cannot document cash flow or fair value hedging strategies which would utilize such contracts as hedging instruments, the application of fair value accounting to any contract could result in volatility in reported earnings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Transition to Competitive Retail Electric Industry in Virginia

During 1998 and 1999, legislation was enacted in Virginia that established a plan to restructure Virginia's electric utility industry and provided for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004. However, in April 2001, the Virginia State Corporation Commission (Virginia Commission) announced a shorter phase-in schedule which would require Dominion to offer choice for all customers in its service territory by January 1, 2003.

Rules applicable to full retail competition have been approved by the Virginia Commission and are effective August 1, 2001 for application on and after January 1, 2002. The rules govern code of conduct, affiliate transactions, and business practices and responsibilities of utilities in the competitive marketplace.

In October 2001, the Virginia Commission issued a final order allowing a 12-month minimum-stay period for customers with an annual peak demand of 500 kW or greater who return to Dominion's capped rate service after having purchased competitive electricity supply service.

The Virginia Commission has also established separate proceedings to issue rules and regulations for competition in the provision of metering and billing services; and the determination of market prices for generation and associated wires charges. Such wires charges are to provide the company with a method to recover any just and reasonable net stranded costs.

In July 2001, Dominion filed its proposed methodologies for determining market prices for generation and for calculating wires charges and associated rate design. A hearing was held in September 2001 and Dominion is awaiting a Virginia Commission order approving the methodologies.

Virginia Electric Retail Access Pilot Program

As of September 30, 2001 approximately 82,000 of Dominion's electric service customers have volunteered for the retail access pilot program. As of September 2001, participation in the program has dropped to approximately 23,000 customers from over 30,000 customers that originally switched to a competitive energy supplier. No new suppliers have applied to be licensed by the Virginia Commission to serve customers in the pilot. Suppliers are, however, beginning to apply for permanent licenses to serve customers when full retail access is implemented in the Commonwealth beginning January 1, 2002. At that time, pilot participants will automatically become eligible to participate in full retail access.

Separation of Electric Generation and Delivery Operations

In May 2001, Dominion pre-filed testimony and exhibits with the Virginia Commission supporting Dominion's proposed plan to separate its electric generation from its electric delivery operations in Virginia. The testimony also supported Dominion's proposed index-based fuel recovery mechanism and unbundled rates reflecting the separation and deregulation of generation.

In September 2001, the Staff of the Virginia Commission ("Staff") pre-filed direct testimony and exhibits opposing Dominion's proposed functional separation plan. The Staff supports "divisional separation" of the generation and delivery functions as opposed to the "legal separation" proposed by Dominion. Dominion has filed rebuttal testimony and exhibits in continued support of legal separation.

The Staff also recommended that Dominion's request for approval of the index-based fuel recovery mechanism be denied in favor of the current Commission-approved fuel factor methodology. Dominion has agreed to continue the current fuel factor recovery method in 2002 while the Staff and Dominion study alternative fuel methodologies to replace the current method.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Virginia Commission held a hearing in October 2001 to consider Dominion's functional separation plan. Legal briefs will be filed by November 9, 2001. The Virginia Commission is expected to rule on the Company's proposed plan by year end. The outcome of these proceedings cannot be predicted at this time. However, regardless of whether legal or divisional separation is approved, Dominion anticipates that at January 1, 2002, when functional separation is required by Virginia deregulation legislation, such separation will be effected using the same divisional lines that are in existence today.

Also in September 2001, Dominion filed with the North Carolina Commission concerning separation of electric generation and delivery operations in North Carolina.

Alliance Regional Transmission Organization (RTO)

In May 2001, an application to transfer control of its transmission facilities to the Alliance RTO was filed with the Virginia Commission as required under its order issued in March 2001. In September 2001, a similar application was filed with the North Carolina Utilities Commission. Hearings will be scheduled to consider Dominion's applications.

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

In August 2001, the Alliance Companies filed a business plan for the formation of a for-profit, separately chartered transmission company as a non-market participant for RTO's independence as requested by FERC under its order issued in July 2001. The plan proposed National Grid USA, an international company based in the United Kingdom, as the managing member of the new company.

Also in August 2001, the Alliance Companies made a compliance filing responding to FERC's July 2001 order conditionally approving the Alliance Companies' RTO filing. Simultaneously, the Alliance Companies filed with FERC proposed rates, terms and conditions for the Alliance RTO Open Access Transmission Tariff ("OATT"). In addition, Dominion submitted proposed rates with FERC for transmission service and certain ancillary services within the Dominion's pricing zone of the Alliance RTO. FERC will schedule hearings to consider the proposed rates for the Alliance RTO OATT and Dominion's pricing zone.

Rate Matters

Dominion East Ohio

In October 2001, the Public Utilities Commission of Ohio (Ohio Commission) issued an order approving Dominion East Ohio's proposed Payment Matching Program and Bad Debt Rider. The program resulted from Dominion East Ohio's proposal to the Commission to address the inability of certain customers to pay delinquent account balances which in many cases were impacted by last winter's unusually high gas prices and cold weather. Under this one-time matching program, Dominion East Ohio will match dollar-for-dollar up to $500 per customer the first payment made before December 31, 2001 for any customer who has received a disconnection notice or who has been disconnected as of October 31, 2001. Matching amounts will be credited to customers' account not to exceed their account balance.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Ohio Commission and Dominion East Ohio also agreed that certain adjustments to depreciation are appropriate in order to reflect the effect of certain fixed assets exceeding their original estimated useful lives. Under the Ohio Commission's order, amounts provided by the Company under the Payment Matching Program may be offset by adjustments, up to $103 million, to depreciation. To the extent not used to offset Dominion East Ohio match amounts, the remaining depreciation adjustments will be recognized in a manner to offset the cost of any uncollectible customer accounts in excess of the level currently reflected in Dominion East Ohio's cost-of-service regulated rates. By coordinating the cost of the Payment Matching Program with the depreciation adjustment, the Ohio Commission determined that no adjustment to Dominion East Ohio's current cost-of-service regulated rates is appropriate at this time. Dominion East Ohio will assess the impact of the program on its reserve for bad debts based on customer participation.

Dominion Hope

In March 2001, Dominion Hope filed a rate case with the Public Service Commission of West Virginia, proposing new rates to provide for the increased cost of gas supplies as well as increased operating costs. In October 2001, Dominion Hope reached a settlement with certain third parties that stipulates that Dominion Hope will receive a $9.5 million increase in gas and non-gas revenues. The settlement also provides for a two-year rate moratorium. The West Virginia Public Service Commission Board (the Board) is currently considering the settlement and is expected to render a decision in the 4th quarter of 2001. If approved by the Board, the new rates are expected to take effect on January 1, 2002 and will be in place through December 31, 2003.

Dominion Peoples

The Audit Bureau of the Pennsylvania Public Utilities Commission (PUC) has conducted a compliance audit of Dominion Peoples' purchased gas cost rates for the years 1997 through 1999. In October 2001, Dominion Peoples received an audit report in which the Audit Bureau noted certain exceptions and proposed adjustments that could result in returning approximately $19 million plus interest to customers. The PUC has not yet issued a final order on the results of the audit. Dominion Peoples is evaluating this issue and currently plans to contest the proposed adjustment.

Dominion Transmission

In June 2001, Dominion Transmission and its customers filed a rate settlement with the Federal Energy Regulatory Commission (FERC). The settlement resolves disputes over proposed gas cost recoveries from customers, including the costs of gas used as fuel to operate the system, and normal gas losses from pipeline facilities and underground storage formations. Under the filed settlement, Dominion Transmission will retain certain fixed percentages of gas receipts and will assume both the risk of under-collections and the reward of any excess gas retained. In addition, no party can seek a change to the fuel retention mechanism, or the fuel retention percentages, for effectiveness prior to July 1, 2003. Dominion Transmission will also extend an existing moratorium, so that it cannot make a general rate filing effective prior to July 1, 2003. In September 2001, the FERC approved this rate settlement, as filed. Dominion Transmission does not expect any material impact on its results of operations or financial position from implementation of the settlement. However, under the settlement mechanism, management of system gas requirements in the future will have a direct effect on Dominion Transmission's earnings.

Environmental Matters

There have been no significant developments with regard to environmental matters disclosed in MD&A and notes to the Consolidated Financial Statements included in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Nuclear Re-Licensing

Dominion filed applications for 20-year life-extensions for the North Anna and Surry units in May 2001 with the Nuclear Regulatory Commission (NRC). The NRC is reviewing the applications for completeness. Over the next two years, the NRC will perform site visits and review the applications in detail.

DCI

The value of the remaining assets of DCI may be impacted by the effect of events such as economic downturns. Implementation of the exit strategy resulted in the disposition of a substantial portion of DCI's businesses. DCI's remaining investments may be more sensitive to such events than the overall portfolio of businesses and financial assets previously held by DCI.

Recently Issued Accounting Standards

Business Combinations and Goodwill

In July 2001, FASB issued SFAS Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. These standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination.

Dominion will adopt SFAS No. 142 effective January 1, 2002. At September 30, 2001, the Company's balance sheet reflects $3.7 billion of goodwill, primarily attributable to the acquisition of CNG. For more information, see Note 5 in the Dominion Annual Report on Form 10-K for the year ended December 31, 2000. The recognized amount of goodwill may be affected by the final Millstone Nuclear Power Station purchase price allocation. See Note 4. In addition, Dominion expects to record goodwill in connection with the acquisition of Louis Dreyfus. In accordance with SFAS No. 142, Dominion will continue to amortize goodwill through December 31, 2001, ceasing amortization effective January 1, 2002. Otherwise, Dominion has not yet determined the impact that the new standards' provisions may have on its financial statements.

Asset Retirement Obligations

In July 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. Dominion will adopt the standard effective January 1, 2003.

Dominion has identified retirement obligations associated with the decommissioning of its nuclear generation facilities but has not performed a complete assessment of possible retirement obligations associated with other electric and gas utility property and oil and gas exploration and production equipment. Dominion has not determined the financial impact of adopting the new standard.

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

Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. Dominion will apply the provisions of this standard prospectively beginning January 1, 2002 and does not expect the adoption to have a material impact on its results of operations or financial condition.

Louis Dreyfus Acquisition

Effective November 1, 2001, Dominion acquired Louis Dreyfus' shares of outstanding common stock for $1.8 billion, consisting of approximately 14 million shares of Dominion common stock valued at $876 million and approximately $888 million in cash. In addition, the purchase consideration included the value of Louis Dreyfus employee and director stock options which were exchanged for Dominion stock options. Under terms of the merger agreement, each Louis Dreyfus shareholder received $20.00 in cash and 0.3226 shares of Dominion common stock for each share of Louis Dreyfus common stock.

Upon acquisition, Louis Dreyfus was merged into a newly-formed, wholly owned subsidiary of Dominion. Immediately after the merger, Dominion contributed the surviving subsidiary to CNG. The acquisition has been financed through the issuance of long-term debt and trust preferred securities by CNG and has been accounted for by the purchase method of accounting. In addition, Louis Dreyfus and Dominion have agreed with trustees of the two outstanding series of Louis Dreyfus public notes that CNG will guarantee this debt.

Other

After completing the transition period for fully integrating CNG into Dominion's existing organization and operations, senior management initiated a focused review of Dominion's combined operations in the fourth quarter. The objective of this review is to identify any activities or resources which are no longer necessary now that the transition period has ended. By elimination of such activities or resources, costs may be reduced without impacting the responsiveness or effectiveness of Dominion's operations. As a result, restructuring charges may be incurred in the fourth quarter of 2001 for items such as employee severance and other special termination benefits and cancellation or modification of leases to eliminate office space no longer needed.

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market Rate Sensitive Instruments And Risk Management

Dominion is exposed to market risk because it utilizes financial instruments, derivative financial instruments and derivative commodity instruments. The market risks inherent in these instruments are represented by the potential loss due to adverse changes in interest rates, commodity prices and equity security prices as described below. Interest rate risk generally is related to Dominion's outstanding debt. Commodity price risk is experienced in Dominion's electric operations, gas production and procurement operations, and energy marketing and trading operations due to the exposure to market shifts for prices received and paid for natural gas and electricity. Dominion uses derivative commodity instruments to hedge price exposures for these operations. Dominion is exposed to equity price risk through various portfolios of equity securities.

Dominion uses the sensitivity analysis methodology to disclose the quantitative information for interest rate and commodity price risks. The sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in interest rates and commodity prices.

Interest Rate Risk

Dominion manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Dominion enters into interest rate sensitive derivatives. Examples of these derivatives are swaps, forwards and futures contracts. In addition, Dominion, through subsidiaries, retains ownership in mortgage investments, including subordinated bonds and interest-only residual assets retained at securitization of mortgage loans originated and purchased. A hypothetical 10% increase in market interest rates would have resulted in a decrease in annual pretax earnings of approximately $6 million and $40 million, based upon interest rate sensitive instruments outstanding as of September 30, 2001 and December 31, 2000, respectively.

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

Dominion has determined a hypothetical change in fair value for its oil and natural gas derivative financial contracts assuming a 10% unfavorable change in market prices. This hypothetical 10% change in market prices would have resulted in a decrease in fair value of approximately $208 million and $56 million as of September 30, 2001 and December 31, 2000, respectively. The difference in the two amounts reflects derivative contracts with greater notional volumes at September 30, 2001 as compared to December 31, 2000, including "in the money" options and collars whose value would fully reflect the impact of a 10% change in prices.

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

A hypothetical 10% change in commodity prices would have resulted in a hypothetical pre-tax loss of approximately $2 million and $3 million in Dominion's earnings, as of September 30, 2001 and December 31, 2000, respectively.

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

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by us, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there also may be administrative proceedings on these matters pending. In addition, in the normal course of business, Dominion and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on Dominion's financial position, liquidity or results of operations. See Future Issues in Management's Discussion and Analysis (MD&A) and Item 5 - Other Information for discussion on various regulatory proceedings to which we are a party.

ITEM 5. OTHER INFORMATION

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Cautionary Statements Regarding Forward-Looking Information in Part I, Item 2 for discussion of various risks and uncertainties that may affect the future of Dominion. See Future Issues in MD&A for additional information concerning Transition to Competitive Retail Electric Industry, Virginia Electric Retail Access Pilot Program, Separation of Electric Generation and Delivery Operations, Alliance Regional Transmission Organization and Nuclear Re-Licensing.

Louis Dreyfus Acquisition

Effective November 1, 2001, Dominion acquired Louis Dreyfus' shares of outstanding common stock for $1.8 billion, consisting of approximately 14 million shares of Dominion common stock valued at $876 billion and approximately $888 billion in cash. Upon acquisition, Louis Dreyfus was merged into a newly-formed, wholly owned subsidiary of Dominion. Immediately after the merger, Dominion contributed the surviving subsidiary to CNG. See Future Issues in MD&A for more information concerning the acquisition of Louis Dreyfus Natural Gas Corp.

Virginia Electric and Power Company

Rates

On September 14, 2001, an application was filed with the North Carolina Utilities Commission to revise the fuel factor applicable to retail customers in its North Carolina service territory. The application proposed an increase in the factor from the current level of 1.207 to 1.296 cents per kWh, to be effective on January 1, 2002. The requested factor, if approved, will result in an annual revenue increase of approximately $2.8 million.

Consolidated Natural Gas Company

Regulatory

Dominion East Ohio

In September 2001, Dominion East Ohio filed a gas cost recovery decrease filing (GCR) with the Public Utilities Commission of Ohio (the Ohio Commission). As a result of the GCR reduction, Dominion East Ohio sales customers will pay 25 percent less for natural gas in November and December of this year, and in January 2002, than they paid during the same period a year ago. Beginning October 26, Dominion East Ohio sales customers will pay $5.38 per thousand cubic feet (MCF), down 12.8 percent from the current $6.17 per MCF and down 25 percent from the $7.18 per MCF they paid during the same quarter last year. Dominion East Ohio does not earn a profit on the gas cost recovery, which represents the cost of securing natural gas supplies; therefore, Dominion East Ohio does not expect to experience any impact from the filed proposal on its results of operations.

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION
(Continued)

Dominion Peoples

On October 1, 2001, Dominion Peoples implemented a gas cost decrease as part of its annual and quarterly purchased gas cost tariff filings. As a result of this reduction, Dominion Peoples sales customers will see approximately a 24 % decrease in their natural gas bills in October, November and December, compared to the same period last year. The average residential customer will pay approximately $27 per month less than for the same months last year. The gas cost rate component that sales customers began paying October 1, 2001 represents a 54% decrease from the immediately prior quarter, decreasing from $8.71 per thousand cubic feet to $4.00 per thousand cubic feet. Dominion Peoples does not earn a profit on the gas cost rate, which represents the cost of securing natural gas supplies; therefore, Dominion Peoples does not expect to experience any impact from this tariff filing on its results of operations.

Dominion Transmission

In October 2001, FERC approved Dominion Transmission's (DTI) annual Electric Power Cost Adjustment (EPCA). This year's EPCA filing was an independent, stand-alone filing, as a result of the Commission's approval of the rate settlement described above. The proposed EPCA rates are designed to recover projected costs of electricity as compressor station fuel, for the twelve-month period beginning November 1, 2001, as well as the reconciliation of its unrecovered costs. The revised EPCA rates will become effective November 1, 2001.

DTI has also filed tariff language to implement the FERC's rebuttable presumption discount policy, as directed by a compliance order regarding DTI's Order No. 637 settlement. The FERC issued an order approving DTI's proposed tariff language in October 2001. DTI has also sought rehearing as to the application of the Commission's evolving discount policy in relation to DTI's system; this request is pending.

FERC issued a draft order approving DTI's pending settlement of unbundled gathering and products extraction rates. The filed settlement reflects resolution of all disputed issues with Equitable - Eastern States, the last remaining party to contest the proposal for stand-alone gathering and products extraction service rates. DTI anticipates a December 1, 2001 effective date for the rates established under this settlement. Rates for other producers and shippers in the Appalachian region were instituted earlier in the year, through negotiated rate filings and through a Commission-approved settlement with IOGA of West Virginia.

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION
(Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
2.1

Agreement and Plan of Merger, dated September 9, 2001 by and among Dominion Resources, Inc., Consolidated Natural Gas Company, and Louis Dreyfus Natural Gas Corp. (Exhibit 2.1, Form 8-K filed September 10, 2001, File No. 1-3196, incorporated by reference).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2001 (Exhibit 2.2, Schedule 13D of Dominion Resources, Inc. with respect to Louis Dreyfus Natural Gas Corp., filed September 19, 2001, incorporated by reference).

3.1	Articles of Incorporation as in effect August 9, 1999 (Exhibit 3(i), Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489, incorporated by reference).
3.2	Articles of Amendment establishing Series A Preferred Stock, effective March 12, 2001 (Exhibit 3.2, Form S-4, dated September 20, 2001, File No. 1-8489, incorporated by reference). .
3.3	Bylaws as in effect on October 20, 2000 (Exhibit 3, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).
4.1

Form of Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.1, Form S-3 Registration No. 333-52602, as filed on December 22, 2000, incorporated by reference).

4.2

Second Supplemental Indenture, dated October 25, 2001, to the Indenture dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.1, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference).

4.3

Third Supplemental Indenture, dated October 25, 2001, to the Indenture dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.3, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference).

4.4

Form of Indenture for Junior Subordinate Debentures, dated October 1, 2001, between Consolidated Natural Gas Company, National Association (Exhibit 4.2, Form S-3 Registration No. 333-52602, as filed on December 22, 2000, incorporated by reference).

4.5

First Supplemental Indenture, dated October 23, 2001, to the Indenture dated October 1, 2001 for Junior Subordinated Debentures, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.7, Form 8-K, dated October 16, 2001, File No. 1-3196, incorporated by reference).

4.6

Indenture, dated as of June 15, 1994, between Louis Dreyfus Natural Gas Corp. and Bank of Montreal Trust Company (Exhibit 4.1, Form 10-Q for the quarter ended September 30, 1994, File No. 1-12480. Incorporated by reference).

4.7

First Supplemental Indenture, dated as of November 1, 2001, to the Indenture dated June 15, 1994, between Louis Dreyfus Natural Gas Corp., Dominion Oklahoma Texas Exploration & Production, Inc., Consolidated Natural Gas Company and The Bank of New York, as successor to Bank of Montreal Trust Company (filed herewith).

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION
(Continued)
4.8	Indenture, dated as of December 11, 1997, between Louis Dreyfus Natural Gas Corp. and La Salle National Bank (Exhibit 4.1, Form S-4 Registration No. 333-45773, incorporated by reference).
4.9

First Supplemental Indenture, dated as of November 1, 2001, to the Indenture dated December 11, 1997, between Louis Dreyfus Natural Gas Corp., Dominion Oklahoma Texas Exploration & Production, Inc., Consolidated Natural Gas Company and LaSalle Bank National Association, formerly known as La Sale National Bank (filed herewith).

10.1	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001 (filed herewith).

(b) Reports on Form 8-K:

The Company filed a Form 8-K, dated September 10, 2001, relating to the merger agreement by and among Dominion, Company, CNG, and Louis Dreyfus Natural Gas Corp. .

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DOMINION RESOURCES, INC. Registrant

November 5, 2001	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)