Form 10-K
period 2001-12-31
DOMINION RESOURCES INC /VA/
filed 2002-03-11
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-8489

DOMINION RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization) 120 Tredegar Street Richmond, Virginia (Address of principal executive offices)	54-1229715 (I.R.S. Employer Identification Number) 23219 (Zip Code)

(804) 819-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange
9.5% Corporate Premium Income Equity Securities, $50 par	New York Stock Exchange
8.4% Trust Preferred Securities, $25 par	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was over $15.6 billion based on the closing price of our Common Stock on March 1, 2002, as reported on the composite tape by the Wall Street Journal.

Indicate the number of shares outstanding of each registrant’s class of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2002
Common Stock, no par value	265,355,254

DOCUMENTS INCORPORATED BY REFERENCE.

(a)	Portions of the 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference in Parts I, II and IV.

(b)	Portions of the 2002 Proxy Statement, are incorporated by reference in Part III.

DOMINION RESOURCES, INC.

PART I

ITEM 1.     BUSINESS

THE COMPANY

Dominion Resources, Inc. is a fully integrated gas and electric holding company headquartered in Richmond, Virginia. Incorporated in Virginia in 1983, Dominion is a registered public utility holding company under the Public Utility Holding Company Act of 1935 (the 1935 Act).

The term “Dominion” is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.’s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Recent Developments

With the completion of the acquisition of Consolidated Natural Gas Company (CNG) in January 2000, Dominion evolved from an utility holding company principally engaged in the production and sale of electric power to a fully integrated electric and natural gas utility serving wholesale and retail markets in the Midwest, Northeast, and Mid-Atlantic portions of the United States. This region is home to approximately 40% of the nation’s energy consumption. Dominion refers to this region as “MAIN to Maine.” MAIN is an acronym for the Mid-America Interconnected Network, which comprises all or parts of the states of Missouri, Illinois, Wisconsin, Michigan, Iowa and Minnesota.

Dominion made two significant acquisitions in 2001. In March 2001, Dominion acquired Millstone Power Station (Millstone), a nuclear power station located in Waterford, Connecticut, for $1.3 billion in cash. The acquisition includes a 100 percent ownership interest in Unit 1 and Unit 2 and a 93.47 percent ownership interest in Unit 3 for a total of 1,954 Mw of generating capacity. Unit 1 is being decommissioned and is no longer in service. As part of the transaction, Dominion acquired the decommissioning trusts for all three units. The trusts were fully funded to the regulatory minimum at closing.

In November 2001, Dominion acquired Louis Dreyfus Natural Gas Corp. (Louis Dreyfus) for $1.8 billion in cash and Dominion common stock. Louis Dreyfus is a natural gas and oil exploration and production company headquartered in Oklahoma City, Oklahoma. The addition of Louis Drefyus increased Dominion’s proved gas and oil reserves by approximately 60 percent.

In February 2002, Dominion reached an agreement to purchase Mirant State Line Ventures, Inc. (State Line), whose assets include a 515 Mw coal-fired generation facility located near Hammond, Indiana. Under terms of the agreement, Dominion will acquire 100 percent ownership of State Line from Mirant Corporation for approximately $182 million. The transaction is subject to approval under the United States antitrust laws, by the Federal Energy Regulatory Commission, and other customary closing conditions. Dominion expects the transaction to close during the second quarter of 2002.

Dominion became a registered public utility holding company when it completed the CNG acquisition. The 1935 Act prohibits registered companies from owning businesses unrelated to utility operations or other energy related businesses. To comply, Dominion has divested the core operating businesses of Dominion Capital, Inc. (DCI), its financial services subsidiary. To secure regulatory approval for the merger, Dominion and CNG also agreed to divest Virginia Natural Gas, Inc. (VNG), CNG’s gas distribution subsidiary located in Norfolk, Virginia. In October 2000, Dominion sold VNG to AGL Resources Inc.

Because the Company is no longer investing in or creating energy business overseas, Dominion divested all of its Latin American generation businesses and its 80 percent interest in the Corby Power Station in the United Kingdom in 1999 and 2000. Dominion continues to explore the sale of CNG’s remaining international operations in Australia.

As part of the acquisition of CNG, Dominion created a subsidiary service company, Dominion Resources Services, Inc. (Services). Services provides administrative, financial, legal, and other services to Dominion’s operating subsidiaries. During 2000, CNG also had a service company, Consolidated Natural Gas Service Company, Inc. Effective January 1, 2001, the two service companies were combined into one service company.

Dominion’s acquisitions and divestitures are described in more detail in Notes 5 and 6 to the Consolidated Financial Statements of the 2001 Annual Report.

Operating Segments

Dominion manages its operations along three primary business lines that integrate its electric and gas services, streamline operations and position it for long-term growth in the competitive marketplace.

•
Dominion Energy—Dominion Energy manages nearly 22,000-megawatts of generation, 7,600 miles of gas transmission pipeline, and a 959 billion cubic foot natural gas storage network. It also manages Dominion’s generation growth strategy, energy trading, marketing, and risk management activities. Dominion Energy operates generation facilities in Virginia, West Virginia, North Carolina, Illinois and Connecticut.

•
Dominion Delivery—Dominion Delivery manages the local electric and gas distribution systems serving nearly 4 million customers, about 6,000 miles of electric transmission lines and customer service operations. Dominion Delivery operates transmission and distribution systems in Virginia, West Virginia, North Carolina, Pennsylvania and Ohio. Dominion Delivery also includes our interest in Dominion Fiber Ventures LLC, which owns Dominion Telecom with its 14,700 route-mile fiber optic network (including 4,600 route-miles of lit fiber) and related telecommunications and advanced data services.

•
Dominion Exploration & Production—Dominion Exploration & Production (Dominion E&P) manages the onshore and offshore gas and oil exploration, development and production activities, including the properties acquired from the acquisition of Louis Dreyfus. With approximately 4.9 trillion cubic feet equivalent of proved natural gas reserves and an annual production capacity exceeding 450 billion cubic feet, Dominion E&P is one of the nation’s largest independent oil and gas operators. Dominion E&P operates on the outer continental shelf and deepwater areas of the Gulf of Mexico, western Canada, the Appalachian Basin, the Permian Basin, the Mid-Continent Region and other selected regions in the continental United States.

While Dominion manages its daily operations as described above, its assets remain wholly-owned by its legal subsidiaries, which are described below. For additional financial information on business segments and geographic areas, see Note 30 to the Consolidated Financial Statements of the 2001 Annual Report.

Dominion’s principal direct legal subsidiaries are Virginia Electric and Power Company (Virginia Power), Consolidated Natural Gas Company (CNG), Dominion Energy, Inc. (DEI) and DCI. Virginia Power is a regulated public utility that generates, transmits and distributes power for sale in Virginia and northeastern North Carolina. CNG is a producer, transporter, distributor and retail marketer of natural gas, serving customers in Pennsylvania, Ohio, West Virginia, and other states. DEI is an independent power and natural gas and exploration subsidiary. Dominion has substantially completed its strategy to exit the core operating business of DCI. DCI’s primary business was financial services including loan administration, commercial lending and residential mortgage lending.

As of December 31, 2001, Dominion and its subsidiaries had approximately 17,100 full-time employees. Approximately, 6,500 employees are subject to collective bargaining agreements. Contracts of certain employees represented by the International Brotherhood of Electrical Workers (IBEW) and Services Employees International Union (SEIU) expire at the end of the first quarter of 2002. Contract negotiations between Dominion and both unions have commenced.

Dominion’s principal executive offices are located at 120 Tredegar Street, Richmond, Virginia 23219 and its telephone number is (804) 819-2000.

COMPETITION

Ongoing deregulation and restructuring in the electric and gas industries are creating issues that affect or will likely affect the markets where Dominion Energy and Dominion Delivery do business, and govern the way these business units and their competitors operate. The electric power and natural gas industries are in the process of evolving into a competitive marketplace where energy companies will compete to provide energy and energy services to a broad range of customers.

Electric Industry

The electric industry has come under increased scrutiny in the past year with the California energy crisis as well as the Enron Corp. bankruptcy. Although progress varies, pro-competition electric legislation is still under consideration in many states.

Prior to 2002, competition for retail electric sales in Virginia was limited to the extent customers moved into another utility service territory, used other energy sources instead of electric power, generated their own electricity or participated in a retail pilot program. The Virginia Electric Utility Restructuring Act (Virginia Restructuring Act) provides for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004. The Virginia Commission has ordered that retail choice be fully implemented in Virginia by January 1, 2003.

Under the Virginia Restructuring Act, the generation portion of Dominion’s Virginia jurisdictional operations is no longer subject to cost-based rate regulation effective January 1, 2002. Base rates (excluding fuel costs and certain other allowable adjustments) are capped and will remain unchanged until July 2007 unless terminated sooner as provided by the Virginia Restructuring Act. Recovery of generation-related costs will continue to be provided through capped rates and a wires charge. A wires charge, where applicable, will be assessed to those customers opting for alternative suppliers. The Virginia Restructuring Act also requires Dominion to join or establish a regional transmission entity, phase in retail choice beginning January 1, 2002, and functionally separate its electric generation from its electric transmission and distribution operations. For additional information on electric deregulation in Virginia, see Regulated Electric Operations in Future Issues and Outlook of Management’s Discussion and Analysis (MD&A) of the 2001 Annual Report.

In North Carolina, regulators and legislators continue to explore the issues related to electric industry restructuring, the development of a competitive, wholesale market and retail competition. However, there has been little recent activity.

Dominion plans to continue to participate actively in both the legislative and regulatory processes to ensure an orderly transition from a regulated environment. Dominion has responded to the trends toward competition by cutting costs, re-engineering core business processes, and pursuing innovative approaches to serving traditional and future markets.

Gas Industry

Dominion Delivery

Deregulation is at varying stages in the three states in which Dominion’s gas distribution subsidiaries operate. In Pennsylvania, supplier choice is available for all residential and small commercial customers. In Ohio, legislation has not been enacted to require supplier choice for residential and commercial natural gas consumers. However, Dominion offers Energy Choice to customers on its own initiative, in cooperation with The Public Utilities Commission of Ohio. West Virginia legislation currently does not require customer choice in its retail natural gas markets nor has Dominion voluntarily initiated an Energy Choice program. However, the West Virginia Public Service Commission recently issued regulations to govern pooling services. These services are one of the tools that natural gas suppliers may utilize to provide retail customer choice in the future.

See Regulated Gas Distribution Operations in Future Issues and Outlook of MD&A of the 2001 Annual Report for additional information.

Dominion Energy

Dominion’s large underground natural gas storage capacity and the location of its gridlike pipeline system are a significant link between the country’s major gas pipelines and large markets on the East Coast. The Company’s pipelines are part of an interconnected gas transmission system which continues to provide retail end users the accessibility of supplies nationwide as gas utilities unbundle services at the retail level.

Dominion competes with domestic as well as Canadian pipeline companies and gas marketers seeking to provide or arrange transportation, storage and other services for customers. Alternative energy sources, such as fuel oil or coal, provide another level of competition. Although competition is based primarily on price, the array of services that can be provided to customers is also an important factor. The combination of capacity rights held on certain longline pipelines, a large storage capability and the availability of numerous receipt and delivery points along its own pipeline system enables Dominion to tailor its services to meet the needs of individual customers.

Dominion Exploration & Production

Dominion conducts exploration and production operations in several major gas and oil producing basins in the United States, both onshore and offshore, and in Canada. Competitors range from major, international oil companies, to the smaller, independent producers.

Dominion faces significant competition in the bidding for federal offshore leases and in obtaining leases and drilling rights for onshore properties. Since Dominion is the operator of a number of properties, it also faces competition in securing drilling equipment and supplies for exploration and development.

In terms of its production activities, Dominion faces a diverse and active market with purchasers seeking to balance the advantage of flexible spot market supplies with the security of longer-term contracts. The growth of energy marketing firms has introduced additional competition for Dominion. When the economics warrant, Dominion attempts to sell its gas production under long-term contracts to customers such as electric power generators and others that require a secure source of supply. However, these arrangements represent only a portion of the Dominion’s gas production. The deliverability of gas produced is influenced by competition for downstream pipeline transportation capacity. Dominion continues to develop marketing strategies, contracts and arrangements to address customer needs for intermediate and long-term gas supplies as well as other energy services. Dominion also participates in price risk management activities to manage exposure to price volatility in connection with the production and sale of natural gas and oil.

REGULATION

General

Dominion is subject to regulation by various federal, state, and local governmental agencies. These include the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency (EPA), Department of Energy (DOE), the Nuclear Regulatory Commission (NRC), the Army Corps of Engineers, and other federal, state and local authorities.

State Regulation

Electric

The Virginia State Corporation Commission (Virginia Commission) and the North Carolina Utilities Commission (North Carolina Commission) regulate rates for retail electric sales in those states and FERC approves rates for electric sales to wholesale customers. The current Virginia fuel factor applied to Dominion’s regulated electric generation is 1.613 cents per kWh which will remain in effect through December 31, 2002. The North Carolina Commission has approved a fuel adjustment factor of 1.285 cents per kWh, effective January 1, 2002.

Under the Virginia Restructuring Act, the generation portion of Dominion’s Virginia jurisdictional operations is no longer subject to cost-based rate regulation. Base rates (excluding fuel costs and certain other allowable adjustments) will remain unchanged until July 2007 unless terminated sooner as provided by the Virginia Restructuring Act. Recovery of generation-related costs will continue to be provided through capped rates and, where applicable, wires charges for those customers opting for alternative suppliers of electricity. The Virginia Restructuring Act also requires Dominion to join or establish a regional transmission entity, phase in retail choice beginning January 1, 2002, and functionally separate its electric generation from its electric transmission and distribution operations.

In connection with the North Carolina Commission approval of the CNG acquisition, Dominion agreed not to request an increase in North Carolina retail electric base rates for both the Dominion Energy and Dominion Delivery segments until 2006, except for certain events that would have a significant financial impact on the Company. Fuel rates are still subject to change under the annual fuel cost adjustment proceedings.

Dominion’s electric utility subsidiary holds certificates of public convenience and necessity authorizing it to construct and operate its electric facilities now in operation and to sell electricity to customers. However, it may not construct or incur financial commitments for construction of any substantial generating facilities or large capacity transmission lines without the prior approval of various state and federal government agencies.

For additional information on deregulation in the electric industry and current rate matters, see Electric Industry in COMPETITION and Regulated Electric Operations in Future Issues and Outlook of MD&A of the 2001 Annual Report.

Gas

Dominion’s gas distribution business subsidiaries are subject to regulation of rates and other aspects of their businesses by the states in which they operate—Pennsylvania, Ohio, and West Virginia. Dominion’s regulated gas subsidiaries continue to seek general rate increases with regard to their regulated gathering, transmission, storage and gas distribution services. Such rate changes are requested on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, certain of Dominion’s gas distribution subsidiaries make separate filings with their respective regulatory commissions to reflect changes in the costs of purchased gas.

For additional information on deregulation in the gas industry and current rate matters, see Gas Industry in COMPETITION and Regulated Gas Distribution Operations in Future Issues and Outlook of MD&A of the 2001 Annual Report.

Public Utility Holding Company Act of 1935 (1935 Act)

Dominion is a registered holding company under the 1935 Act. The 1935 Act and related regulations issued by the SEC govern activities of Dominion and its subsidiaries with respect to the issuance and acquisition of securities, acquisition and sale of utility assets, certain transactions among affiliaties, engaging in business activities not directly related to the utility or energy business, and other matters. Over the past few years, several bills have been introduced in Congress to repeal the 1935 Act, and repeal provisions are currently again pending before Congress. The likelihood that such repeal will be enacted is highly uncertain.

Federal Energy Regulatory Commission (FERC)

Electric

Under the Federal Powers Act, FERC regulates wholesale sales of electricity and transmission of electricity in interstate commerce by public utilities. Dominion’s electric utility subsidiary sells electricity in the wholesale market under its market-based sales tariff authorized by FERC but has agreed not to make wholesale power sales under this tariff to loads located within its service territory. In January 2002, Dominion filed for FERC approval of a tariff to sell wholesale power within or outside its service territory at capped rates based on Dominion’s embedded cost of generation. For additional discussion on this matter, see Regulated Electric Operations—Wholesale Competition in Future Issues and Outlook of MD&A of the 2001 Annual Report.

FERC Order No. 2000 requires that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce make certain filings with respect to forming and participating in a regional transmission organization (RTO). To meet the requirements of Order No. 2000,

Dominion and eight other member companies (Alliance Companies), filed with FERC for approval of a proposed “Alliance RTO”. In December 2001, FERC concluded the Alliance Companies lack sufficient scope as an RTO and also ordered the Alliance Companies to determine how they could fit within the Midwest Independent System Operator. Dominion will examine the possibility of joining RTOs other than those representing Midwest utilities, as directed by FERC. For discussion on the current status of the Alliance RTO, see Regulated Electric Operations—Alliance RTO in Future Issues and Outlook of MD&A of the 2001 Annual Report.

Gas

FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. FERC also has jurisdiction over the construction of pipeline and related facilities used in transportation and storage of natural gas in interstate commerce.

Dominion’s interstate gas transportation and storage activities are regulated under the Natural Gas Act of 1938 and are conducted in accordance with certificates, tariffs and service agreements on file with FERC. Dominion is also subject to the Natural Gas Pipeline Safety Act of 1968, which authorizes the establishment and enforcement of federal pipeline safety standards and places jurisdiction of these standards with the Department of Transportation.

Competition in the natural gas industry was significantly increased by FERC Order 636, issued in 1992. FERC Order 636 requires transmission pipelines to operate as open-access transporters and provide transportation and storage services on an equal basis for all gas supplies, whether purchased from Dominion or from another gas supplier.

FERC has also issued a Notice of Proposed Rulemaking on modifying code of conduct regulations. FERC proposes to eliminate the separate code of conduct regulations for natural gas pipelines and electric transmission utilities and replace these requirements with uniform standards applicable to interstate “Transmission Providers” of both natural gas and electricity. For additional discussion on this matter, see Regulated Gas Operations—FERC Policy Developments in Future Issues and Outlook of MD&A of the 2001 Annual Report.

Environmental Matters

Each segment of our business faces substantial regulation and compliance costs with respect to environmental matters. For discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance, see Environmental Matters in Future Issues and Outlook of MD&A of the 2001 Annual Report. Additional information can also be found in Item 3. LEGAL PROCEEDINGS and Note 27 to the Consolidated Financial Statements of the 2001 Annual Report.

From time to time Dominion may be identified as a potentially responsible party to a superfund site. The EPA (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs. These parties can also bring contribution actions against each other and seek reimbursement from their insurance companies. As a result, Dominion may be responsible for the costs of remedial investigation and actions under the Superfund Act or other laws or regulations regarding the remediation of waste. Dominion does not believe that any currently identified sites will result in significant liabilities.

Dominion has determined that it is associated with 20 former manufactured gas plant sites. Studies conducted by other utilities at their former manufactured gas plants have indicated that their sites contain coal tar and other potentially harmful materials. None of the 20 former sites with which Dominion is associated is under investigation by any state or federal environmental agency, and no investigation or action is currently anticipated. At this time it is not known to what degree these sites may contain environmental contamination. Dominion is not able to estimate the cost, if any, that may be required for the possible remediation of these sites.

Dominion has applied for or obtained the necessary environmental permits material to the operation of its electric generating stations. Many of these permits are subject to re-issuance and continuing review.

Nuclear Regulatory Commission (NRC)

All aspects of the operation and maintenance of Dominion’s nuclear power stations, which are part of the Dominion Energy segment, are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.

Dominion filed applications for 20 year life-extension for the North Anna and Surry units in May 2001. The NRC has accepted and is reviewing the applications. Dominion has also initiated preparations to apply for a 20 year extension of the licenses for both of its operating Millstone units. For more information on this matter, see Nuclear Relicensing in Future Issues and Outlook of MD&A of the 2001Annual Report.

From time to time, the NRC adopts new requirements for the operation and maintenance of nuclear facilities. In many cases, these new regulations require changes in the design, operation and maintenance of existing nuclear facilities. If the NRC adopts such requirements in the future, it could result in substantial increases in the cost of operating and maintaining Dominion’s nuclear generating units.

Disposal of spent nuclear fuel (SNF) is a significant issue associated with the operation and decommissioning of nuclear facilities. The Nuclear Waste Policy Act (NWPA) of 1982 requires the federal government to make available by January 31, 1998 a permanent repository for high-level radioactive waste and SNF. In February 2002, the Secretary of Energy recommended that Yucca Mountain located in the state of Nevada be developed as the permanent repository. The plan may be appealed by the state of Nevada and is subject to various congressional approvals and NRC licensing.

Dominion and other utilities have petitioned for review in the U.S. Court of Appeals for the 11th Circuit, a matter involving the DOE and PECO Energy Company (PECO). The petitioners are challenging the DOE’s action in allowing PECO to take credits against payments PECO would have been making into the Nuclear Waste Fund (NWF). The credits are part of a DOE settlement agreement with PECO for potential claims arising out of DOE’s breach of its SNF storage obligation. The petition asserts that DOE violated the NWPA by improperly depleting the NWF and releasing PECO from a portion of its NWF obligation. The petition also seeks a declaration that credits against NWF payments violate the NWPA, an injunction against DOE implementing the credit and fee reduction provisions of the settlement agreement, and an injunction against DOE entering into similar agreements. The case was argued in December 2001, and is pending before the court.

The NRC also requires Dominion to decontaminate nuclear facilities once operations cease. This process is referred to as decommissioning, and Dominion is required by the NRC to prepare for it financially. For information on compliance with the NRC financial assurance requirements, see Note 16 to Consolidated Financial Statements of the 2001 Annual Report.

SOURCES OF ENERGY

Sources of Energy—Electricity

Dominion Energy provides electricity for use on a wholesale and a retail level. Dominion Energy can supply electricity demand either from its generation facilities in Virginia, West Virginia, North Carolina, Illinois and Connecticut or through purchased power contracts when needed. The following table outlines Dominion’s generating units and capability.

Dominion’s Power Generation

Plant	Location	Type of Fuel	Net Owned Summer Capability (Mw)
Owned Utility Generation
Surry	Surry, VA	Nuclear	1,625
North Anna	Mineral, VA	Nuclear	1,628	(a)
Bremo	Bremo Bluff, VA	Coal	227
Chesterfield	Chester, VA	Coal	1,229
Clover	Clover, VA	Coal	441	(b)
Mt. Storm	Mt. Storm, WV	Coal	1,587
Chesapeake	Chesapeake, VA	Coal	595
Possum Point	Dumfries, VA	Coal	322
Yorktown	Yorktown, VA	Coal	326
Possum Point	Dumfries, VA	Oil	929
Yorktown	Yorktown, VA	Gas/Oil	818
North Branch	Bayard, WV	Waste Coal	74
Altavista	Altavista, VA	Coal	63
Hopewell	Hopewell, VA	Coal	63
Southampton	Southampton, VA	Coal	63
Remington (CT)	Remington, VA	Gas/Oil	576
Gravel Neck (CT)	Surry, VA	Gas/Oil	329
Darbytown (CT)	Richmond, VA	Gas/Oil	288
Ladysmith (CT)	Ladysmith, VA	Gas/Oil	296
Chesapeake (CT)	Chesapeake, VA	Gas/Oil	144
Possum Point (CT)	Dumfries, VA	Gas/Oil	78
Northern Neck (CT)	Lively, VA	Gas/Oil	64
Low Moor (CT)	Covington, VA	Gas/Oil	60
Kitty Hawk (CT)	Kitty Hawk, NC	Gas/Oil	44
Mt. Storm (CT)	Mt. Storm, WV	Gas/Oil	12
Bellmeade (CC)	Richmond, VA	Gas/Oil	230
Chesterfield (CC)	Chester, VA	Gas/Oil	397
Gaston	Roanoke Rapids, NC	Hydro	225
Roanoke Rapids	Roanoke Rapids, NC	Hydro	99
Bath County	Warm Springs, VA	Hydro	1,260	(c)
Other	Various	Various	2

			14,094

Owned Non-utility Generation
Millstone	Waterford, CT	Nuclear	1,954	(d)
Kincaid	Springfield, IL	Coal	1,158
Elwood	Elwood, IL	Gas	682	(e)
Morgantown	Morgantown, WV	Coal	33	(f)
Others	Various	Various	31

			3,858

Purchased Capacity			3,770
Net Purchases			145

		Total Capacity	21,867

Note:	(CT) denotes combustion turbine and (CC) denotes combined cycle

(a)	Excludes 11.6 percent undivided interest owned by Old Dominion Electric Cooperative (ODEC).
(b)	Excludes 50 percent undivided interest owned by ODEC.
(c)	Excludes 40 percent undivided interest owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc.
(d)	Excludes 6.53 percent undivided interest in Unit 3 owned by Massachusetts Municipal Wholesale Electric Company and Central Vermont Public Service Company.
(e)	Excludes 50 percent undivided interest owned by Peoples Energy.
(f)	Excludes 50 percent undivided interest owned by Cogen Technologies Morgantown, Ltd. and Hickory Power Corporation.

Power Purchase Contracts

Dominion Energy purchases electricity under contracts with other suppliers to meet a portion of its system capacity requirements. As of December 31, 2001, Dominion has 43 power purchase contracts with a combined dependable summer capacity of 3,770 Mw. For information on the financial obligations under these agreements, see Note 27 to the Consolidated Financial Statements of the 2001 Annual Report.

In 2001, Dominion completed the purchase of three generating facilities and the termination of seven long-term power purchase contracts with non-utility generators. Dominion recorded a charge of approximately $136 million, after taxes, in connection with these transactions.

Fuel for Electric Generation

Dominion uses a variety of fuels to power its electric generation. These include a mix of both nuclear fuel and fossil fuel as described further below.

Nuclear Fuel Supply

Dominion utilizes both long-term contracts and spot purchases to support the Company’s nuclear fuel requirements. Worldwide market conditions are continuously evaluated to ensure a range of supply options at reasonable prices. Current agreements, inventories and spot market availability are expected to support current and planned fuel supply needs. Additional fuel is purchased as required to ensure optimum cost and inventory levels.

The DOE did not begin accepting SNF in 1998 as specified in the DOE contract. However, on-site SNF pool and dry container storage at the Surry and North Anna Power Stations are expected to be adequate for Dominion’s needs until the DOE begins accepting SNF. See Nuclear Regulatory Commission (NRC) in REGULATION for additional information regarding SNF.

Fossil Fuel Supply

Dominion Energy utilizes coal, oil, and natural gas in its fossil fuel operations. Dominion Energy’s coal supply is obtained through long-term contracts and spot purchases. Dominion anticipates sufficient supplies of coal will continue to be available at reasonable prices.

Oil and oil-fired generation are used primarily to support heavier system generation loads during very cold or very hot weather periods. System requirements are purchased under both short-term spot agreements and longer term contracts. A sufficient supply of oil is expected to be available over the next five to ten year period.

Dominion Energy uses natural gas as needed throughout the year for Dominion’s jurisdictional and non-jurisdictional generation facilities. The Company’s gas supply is obtained from various sources including: purchases from major and independent producers in the Southwest and Midwest regions; purchases from local producers in the Appalachian area; purchases from gas marketers; production from Company-owned wells in the Appalachian area, the Southwest, Midwest and offshore; and withdrawals from the Company’s and third party underground storage fields. Dominion has the capability to buy and store natural gas at summer prices, which will then be consumed at the facilities during the winter.

Firm natural gas transportation contracts (capacity) exist that allow delivery of gas to our facilities. Dominion’s capacity portfolio allows flexible natural gas deliveries to its gas turbine fleet, while minimizing costs. With natural gas being the preferred energy source for new electric generation, competition for existing gas capacity has increased. In order to ensure reliable delivery of natural gas, Dominion has acquired additional natural gas capacity and has a capacity plan in place designed to protect its fleet from any perceived or real capacity shortage in the market.

Interconnections

Dominion maintains major interconnections with Carolina Power and Light Company, American Electric Power Company, Inc., Allegheny Energy, Inc. and the utilities in the Pennsylvania-New Jersey-Maryland Power Pool. Through this major transmission network, Dominion has arrangements with these utilities for coordinated planning, operation, emergency assistance and exchanges of capacity and energy.

Sources of Energy—Gas

Gas Supply

Dominion Energy is engaged in the sale and storage of natural gas through its operating subsidiaries. Sources of gas supplies for sale to customers are the same as those described in Fossil Fuel Supply above.

Dominion continues to purchase volumes from the array of accessible producing basins using its firm capacity resources. These purchased supplies include Appalachian resources in Ohio, Pennsylvania and West Virginia, and production from the Gulf Coast, Mid-Continent and offshore areas. Upon FERC’s restructuring of the interstate pipeline business in 1992 and 1993, pipelines no longer sell the delivered natural gas commodity; rather, customers provide their own gas supply for wholesale storage and/or delivery by the pipelines. Much of the supply is purchased by local distributors, energy marketing companies or end users, under seasonal or spot purchase agreements. While the average term of Dominion’s gas purchase agreements has decreased, the reliability of supply continues to be adequate. The availability of supplies and heightened competition has forged a viable market, which has proven capable of satisfying the firm delivery requirement for supplies to Dominion’s markets in a highly reliable manner.

Considering the large storage capacity, the volumes obtainable under its firm interstate pipeline capacity and gas supply contracts, Dominion-owned proved natural gas reserves, and assuming the future availability of spot market gas, management believes that supplies will be available to meet sales requirements for at least the next several years.

Gas Storage—Transmission

Dominion Energy’s underground storage facilities play an important part in balancing gas supply with sales demand and are essential to servicing Dominion’s large volume of space-heating business. In addition, storage capacity is an important element in the effective management of both gas supply and pipeline transport capacity. Dominion operates 26 underground gas storage fields located in Ohio, Pennsylvania, West Virginia and New York. Dominion owns 20 of these storage fields and has joint-ownership with other companies in six of the fields. The total designed capacity of the storage fields, including native gas, is approximately 959 billion cubic feet (bcf). Dominion’s share of the total capacity is about 717 bcf. About one-half of the total capacity is base gas which remains in the reservoirs at all times to provide the primary pressure which enables the balance of the gas to be withdrawn as needed.

Dominion Transmission operates 756 bcf of the total designed storage capacity and owns 514 bcf of Dominion’s capacity. Dominion Transmission utilizes a large portion of its turnable capacity to provide approximately 242 bcf of gas storage service for others. This service is provided principally to local distributors, end users, and other customers serving the Northeast.

Two of Dominion’s gas distribution subsidiaries, Dominion East Ohio and Dominion Peoples, own and operate the remaining 203 bcf of storage capacity. In addition to owning their own storage, these companies, as well as several of Dominion’s other subsidiaries, have access to a portion of the storage capacity operated by Dominion Transmission. The distribution subsidiaries also have capacity available in storage fields owned by others. Dominion controls other acreage in the Appalachian area suitable for the development of additional storage facilities which would enable further expansion of capacity to meet possible future storage needs.

FUTURE SOURCES OF ENERGY

In March 2001, the Virginia Commission issued an order approving Dominion’s application to make modifications to its Possum Point Power Station. The order approves Dominion’s plan to remove two existing oil-fired units from service, convert two existing coal-fired units to natural gas, and construct a new 540 Mw combined cycle unit to be operational by May 2003.

Dominion has identified capacity expansion of more than 6,000 Mw through 2006. This includes the Armstrong (600 Mw), Troy (600 Mw) and Pleasant (300 Mw) plants which will be operation in 2002, as well as the State Line acquisition (515 Mw) which is expected to be completed in the second quarter of 2002.

Dominion plans to expand its natural gas transmission system with a $497 million, 263-mile interstate pipeline. Plans call for the Greenbrier Pipeline to originate in Kanawha County, West Virginia, with connections to Dominion Transmission and Tennessee Gas pipelines, and extend through southwest Virginia and into Granville County, North Carolina. In September 2001, Dominion announced that Piedmont Natural Gas would be a 33 percent owner in the pipeline project.

In 2001, Dominion announced it would develop its Devils Tower field. The project will utilize a spar that can produce up to 60,000 barrels of oil per day. First production is expected in mid-2003. Dominion owns 75 percent working interest in Devils Tower, with Pioneer Natural Resources Company owning the remaining 25 percent interest.

In November 2001, Dominion acquired Louis Dreyfus for $1.8 billion in cash and Dominion common stock. The acquisition of Louis Dreyfus provided a 60 percent increase in Dominion’s proved gas and oil reserves.

ITEM 2.     PROPERTIES

Dominion owns the corporate office of its electric subsidiary. Substantially all of Dominion’s electric subsidiary’s property is subject to the lien of a mortgage securing its First and Refunding Mortgage Bonds.

Dominion also leases its principal executive office in Richmond, Virginia as well corporate offices in other cities in which its subsidiaries operate.

Dominion’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described below.

Dominion Energy utilizes the electric generation facilities listed under the heading Sources of Energy—Dominions’s Power Generation in Item 1. BUSINESS. Additionally, in connection with gas transmission and storage operations, Dominion Energy’s storage operation consists of 26 storage fields, 342,105 acres of operated leaseholds, 2,069 storage wells and 822 miles of pipe. A significant portion of Dominion’s investment in gas transmission facilities is for 6,440 miles of pipe required to move large volumes of gas throughout Dominion’s operating area. The map below illustrates Dominion’s gas transmission pipelines and storage facilities.

Dominion Energy also has 104 compressor stations with 555,628 installed compressor horsepower located in Ohio, West Virginia, Pennsylvania and New York. Some of the stations are used interchangeably for several functions.

Dominion Delivery has approximately 6,000 miles of electric transmission lines. Right-of-way grants from the apparent owners of real estate have been obtained for most electric lines, but underlying titles have not been examined except for transmission lines of 69 Kv or more. Where rights of way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly owned property, where permission to operate can be revoked. Portions of Dominion Delivery’s transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, surplus capacity in the line if any exists.

Dominion Delivery’s investment in its gas distribution network is located in the states of Ohio, Pennsylvania and West Virginia. The gas distribution network includes 27,277 miles of pipe, exclusive of service pipe.

Information detailing Dominion’s oil and gas production and proved gas and oil reserves is as follows:

Company-Owned Proved Gas and Oil Reserves

Estimated net quantities of proved gas and oil reserves at December 31 of each of the last three years were as follows:

	2001		2000		1999
	Proved Developed	Total Proved	Proved Developed	Total Proved	Proved Developed	Total Proved
Proved gas reserves (bcf)
United States	2,962	3,453	1,593	1,858	600	600
Canada	332	449	361	479	405	514

Total proved gas reserves	3,294	3,902	1,954	2,337	1,005	1,114

Proved oil reserves (000 Bbls)
United States	57,152	126,668	21,709	51,072	659	659
Canada	35,463	45,205	14,527	24,270	5,443	20,149

Total proved oil reserves	92,615	171,873	36,236	75,342	6,102	20,808

Certain subsidiaries of Dominion file Form EIA-23 with the DOE. The difference between the proved reserves reported on Form EIA-23 and the Company-owned proved reserves does not exceed five percent.

Estimated proved reserves as of December 31, 2001 are based upon studies prepared by Dominion’s staff engineers and reviewed by Ralph E. Davis Associates, Inc. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines.

Quantities of Gas and Oil Produced

Quantities of gas and oil produced during each of the last three years ending December 31 follows:

	2001	2000	1999
Gas production (bcf)
United States	231	222	60
Canada	42	47	37

Total gas production	273	269	97

Oil production (000 Bbls)
United States	7,268	6,436	595
Canada	3,952	1,258	1,462

Total oil production	11,220	7,694	2,057

The average sales price (including transfers to other operations as determined under Financial Accounting Standards Board rules) per thousand cubic feet (mcf) of gas produced during the years 2001, 2000 and 1999 was $3.90, $3.10 and $2.06, respectively. The respective average sales prices for oil were $21.73, $22.88 and $13.55 per barrel. The average production (lifting) cost per mcf equivalent of gas and oil produced during the years 2001, 2000 and 1999 was $0.69, $0.49 and $0.71 respectively.

Net Wells Drilled in the Calendar Year

The number of net wells completed during each of the last three years ending December 31 follows:

	2001	2000	1999
Exploratory:
United States
Productive	17	5	—
Dry	15	9	—

Total exploratory	32	14	—

Development:
United States
Productive	372	253	90
Dry	3	2	—

Total United States	375	255	90

Canada
Productive	93	52	18
Dry	15	26	3

Total Canada	108	78	21

Total development	483	333	111

Total wells drilled	515	347	111

As of December 31, 2001, 116 gross (82 net) wells were in process of drilling, including wells temporarily suspended.

Acreage

The following table sets forth the gross and net developed and undeveloped acreage of Dominion’s subsidiaries at December 31, 2001:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
United States	3,653,057	2,276,117	2,338,105	1,271,651
Canada	1,307,997	708,886	1,019,587	740,796

Total	4,961,054	2,985,003	3,357,692	2,012,447

Productive Wells

The number of productive gas and oil wells in which Dominion’s subsidiaries had an interest at December 31, 2001, follow:

	Gross	Net
Gas wells
United States	22,262	13,826
Canada	913	573

Total gas wells	23,175	14,399

Oil wells
United States	305	222
Canada	467	218

Total oil wells	772	440

Includes 178 gross (69 net) multiple completion gas wells and 8 gross (3 net) multiple completion oil wells.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, Dominion and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there may be administrative proceedings on these matters pending. In addition, in the normal course of business, Dominion and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

See REGULATION under Item 1. BUSINESS, Rate Matters in Future Issues and Outlook of MD&A of the 2001 Annual Report, and Note 27 to the Consolidated Financial Statements of the 2001 Annual Report for additional information on rate matters and various regulatory proceedings to which Dominion is a party.

In August 1990, Dominion Transmission entered into a Consent Order and Agreement with the Commonwealth of Pennsylvania Department of Environmental Protection (DEP) in which Dominion Transmission agreed with the DEP’s determination of certain violations of the Pennsylvania Solid Waste Management Act, the Pennsylvania Clean Streams Law and related rules and regulations. No civil penalties have been assessed. The Order and Agreement requires Dominion Transmission to perform sampling, testing and analysis, and remediation at some of its Pennsylvania facilities. All actions under the Order and Agreement have been substantially completed as of December 31, 2001.

Before being acquired by Dominion, Louis Dreyfus was named as a defendant in several lawsuits originally filed in 1995 that were subsequently consolidated. The lawsuit is now pending in the Texas 93rd Judicial District Court in Hildago County, Texas. The lawsuit alleges that gas wells and related pipeline facilities operated by Louis Dreyfus, and other facilities operated by other defendants, caused an underground hydrocarbon plume in McAllen, Texas. The plaintiffs claim that they have suffered damages, including property damage and lost profits as a result of the plume and seek compensation for these items.

In July 1997, Jack Grynberg, an oil and gas entrepreneur, brought suit against CNG and several of its subsidiaries. The suit seek damages for alleged fraudulent mismeasurement of gas volumes and underreporting of gas royalties from gas production taken from federal leases. In April 2001, the U.S. District Court of the Eastern District of Wyoming issued an order denying a motion to dismiss filed by the defendants in this matter. The defendants in this matter have filed a motion to certify the case for appeal.

In April 1999, the Department of Justice (DOJ) notified Virginia Power of alleged noncompliance with the EPA’s oil spill prevention, control and countermeasures (SPCC) plans and facility response plan (FRP) requirements at one of its power stations. In December 2001, Virginia Power reached a settlement agreement with the DOJ and EPA covering all alleged noncompliance issues. The settlement will not have a material impact on Virginia Power’s financial condition or results of operations. Virginia Power also identified matters at other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements and reported these matters to the EPA, including its plans for correcting the issues.

In 1999, a class action was filed by Quinque Operating Co. and others against approximately 300 defendants, including CNG and several of its subsidiaries, in Stevens County, Kansas. The complaint seeks damages for alleged fraud, misrepresentation, conversion and assorted other claims, in the measurement and payment of gas royalties from privately held gas leases. The case has been remanded to the Kansas state court by the federal judge overseeing the Grynberg case. The plaintiffs will seek class certification and expedited discovery in Kansas. The defendants have filed motions to dismiss the case.

During 2000, Virginia Power received a Notice of Violation from EPA alleging that the company failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against Virginia Power alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. Virginia Power also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that Virginia Power has obtained the necessary permits for its generating facilities. Virginia Power has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at Virginia Power’s coal-fired generating stations in Virginia and West Virginia. Dominion had already committed to a substantial portion of the $1.2 billion expenditures for SO2 and NOx emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing.

In 2001, the Delaware Court of Chancery dismissed a Class Action Complaint that was filed against CNG and certain directors in 1999 upon the announcement of Dominion’s merger with CNG.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Business Experience Past Five Years
Thos. E. Capps (66)
Chairman of the Board of Directors, President and Chief Executive Officer of Dominion from August 2000 to date; Vice Chairman of the Board of Directors, President and Chief Executive Officer of Dominion from January 2000 to August 2000; Chairman of the Board of Directors, President and Chief Executive Officer of Dominion from September 1995 to January 2000.

Thomas N. Chewning (56)
Executive Vice President and Chief Financial Officer of Dominion from May 1999 to date; Chief Executive Officer of Dominion Energy from May 1999 to January 2000; Executive Vice President and Chief Financial Officer of Consolidated Natural Gas Company from January 2000 to date; President and Chief Executive Officer of Dominion Energy, Inc. from October 1994 to May 1999; Senior Vice President of Dominion prior to January 1997.

Thomas F. Farrell, II (47)
Executive Vice President of Dominion from March 1999 to date; Chief Executive Officer of Virginia Electric and Power Company from May 1999 to date; Executive Vice President of Consolidated Natural Gas Company from January 2000 to date; Executive Vice President, General Counsel and Corporate Secretary of Virginia Electric and Power Company from July 1998 to April 1999; Executive Vice President and General Counsel of Virginia Electric and Power Company from April 1998 to June 1998; Executive Vice President of Virginia Electric and Power Company from September 1997 to April 1998; Senior Vice President—Corporate Affairs of Dominion from September 1997 to March 1999; Senior Vice President—Corporate Affairs and General Counsel of Dominion from January 1997 to September 1997.

Name and Age	Business Experience Past Five Years
James P. O’Hanlon (58)
Executive Vice President of Dominion and President and Chief Operating Officer of Virginia Electric and Power Company from May 1999 to date; Executive Vice President of Consolidated Natural Gas Company from January 2000 to date; President, Chief Operating Officer and Chief Nuclear Officer of Virginia Electric and Power Company from May 1999 to April 2000; Senior Vice President—Nuclear of Virginia Electric and Power Company prior to May 1999.

Duane C. Radtke (53)
Executive Vice President of Dominion and Consolidated Natural Gas Company from April 2001 to date; President of Devon Energy International from August 2000 to April 2001; Executive Vice President—Production of Santa Fe Snyder Corp. from May 1999 to August 2000; Senior Vice President—Production of Santa Fe Energy Resources from April 1998 to May 1999; President of Santa Fe Energy Resources (S.E. Asia) from August 1993 to April 1998.

Edgar M. Roach, Jr. (53)
Executive Vice President of Dominion from September 1997 to date; President and Chief Executive Officer of Virginia Electric and Power Company from December 2001 to date; Chief Executive Officer of Virginia Electric and Power Company from May 1999 to December 2001; Executive Vice President of Consolidated Natural Gas Company from January 2000 to date; Senior Vice President—Finance, Regulation and General Counsel of Virginia Electric and Power Company from January 1996 to September 1997.

Mark F. McGettrick (44)
Senior Vice President and Chief Administrative Officer of Dominion from January 2002 to date; Senior Vice President—Customer Service and Metering of Virginia Electric and Power Company from January 2000 to December 2001; Vice President—Customer Service and Metering of Virginia Electric and Power Company from January 1997 to January 2000.

Eva Teig Hardy (57)
Senior Vice President—External Affairs & Corporate Communications of Dominion from May 1999 to date; Senior Vice President-External Affairs & Corporate Communications of Virginia Electric and Power Company from September 1997 to April 2000; Vice President—External Affairs and Corporate Communications of Virginia Electric and Power Company from June 1997 to September 1997; Vice President-Public Affairs of Virginia Electric and Power Company prior to June 1997.

G. Scott Hetzer (45)
Senior Vice President and Treasurer of Dominion from May 1999 to date; Senior Vice President and Treasurer of Virginia Electric and Power Company and Consolidated Natural Gas Company from January 2000 to date; Vice President and Treasurer of Dominion from October 1997 to May 1999; Managing Director of Wheat First Butcher Singer prior to October 1997.

James L. Sanderlin (60)
Senior Vice President—Law of Dominion from September 1999 to date; Senior Vice President—Law of Consolidated Natural Gas Company from January 2000 to date. Partner in the law firm of McGuire, Woods, Battle & Boothe LLP prior to September 1999.

Steven A. Rogers (40)
Vice President, Controller and Principal Accounting Officer of Dominion and Consolidated Natural Gas Company and Vice President and Principal Accounting Officer of Virginia Electric and Power Company from June 2000 to date; Controller of Virginia Electric and Power Company from January 2000 to May 2000. Controller of Dominion Energy, Inc. from September 1998 to June 2000; Vice President and Controller of Optacor Financial Services Company from February 1997 through September 1998.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dominion Resources common stock is listed on the New York Stock Exchange. At December 31, 2001, there were approximately 184,000 registered shareholders, including approximately 94,000 certificate holders. Quarterly information concerning stock prices and dividends contained in Note 32 to the Consolidated Financial Statements of the 2001 Annual Report for the fiscal year ended December 31, 2001, filed as Exhibit 13 to this report on Form 10-K, is incorporated by reference.

ITEM 6.     SELECTED FINANCIAL DATA

This information contained under the caption ‘‘Selected Consolidated Financial Data’’ on page 50 of the 2001 Annual Report for the fiscal year ended December 31, 2001, filed as Exhibit 13 to this report on Form 10-K, is incorporated by reference.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information contained under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 31 through 50 of the 2001 Annual Report for the fiscal year ended December 31, 2001, filed as Exhibit 13 to this Form 10-K, is incorporated by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information contained under the following captions:

Risk Factors and Cautionary Statements That May Affect Future Results

Market Rate Sensitive Instruments and Risk Management

Commodity Price Risk—Trading Activities

Commodity Price Risk—Non-Trading Activities

Interest Rate Risk

Foreign Exchange Risk

Equity Price Risk

Risk Management Policies

under Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 31 through 32 and pages 49 through 50 of the 2001 Annual Report for the fiscal year ended December 31, 2001, filed as Exhibit 13 to this Form 10-K, is incorporated by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information contained in the Consolidated Financial Statements on pages 25 through 30, pages 51 through 85 and the related report of Deloitte & Touche LLP, independent auditors, appearing on page 86 of the 2001 Annual Report for the fiscal year ended December 31, 2001, filed as Exhibit 13 to this report on Form 10-K, is incorporated by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Dominion contained in the 2002 Proxy Statement, under the heading The Board, File No. 1-8489, which will be filed on or around March 19, 2002 (the 2002 Proxy Statement), is incorporated by reference. Information regarding Section 16(a) beneficial ownership is contained in the 2002 Proxy and is incorporated by reference. The information concerning the executive officers of Dominion required by this item is included in Part I of this Form 10-K under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.     EXECUTIVE COMPENSATION

The information regarding executive compensation contained under the heading Executive Compensation and the information regarding director compensation contained under the heading Compensation and Other Programs in the 2002 Proxy Statement, is incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning stock ownership by directors and executive officers contained under the heading Share Ownership Table in the 2002 Proxy Statement, is incorporated by reference. There is no person known by Dominion to be the beneficial owner of more than five percent of Dominion common stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain transactions with executive officers under the Stock Purchase and Loan Program contained under the heading Executive Compensation in the 2002 Proxy Statement is incorporated by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1.  Financial Statements

2001 Annual Report to Shareholders (Page)
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999	25
Consolidated Balance Sheets at December 31, 2001 and 2000	26-27
Consolidated Statements of Common Shareholders’ Equity	28
Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999	29
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	30
Notes to Consolidated Financial Statements	51-85
Independent Auditors’ Report	86
Report of Management’s Responsibilities	86

2.  Financial Statement Schedules

Page
Independent Auditors’ Report	30
Schedule II—Valuation and Qualifying Accounts	31

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the related notes.

3.  Exhibits

2.1
Amended and Restated Agreement and Plan of Merger, dated May 11, 1999, by and between Dominion Resources, Inc. and Consolidated Natural Gas Company (Exhibit 2, Form S-4, Registration Statement, File No. 333-75699, as filed on May 20, 1999, incorporated by reference) and the Joinder Agreement, dated January 28, 2000 (Exhibit 1.2, Form 8-K, dated February 1, 2000, File No. 1-8489, incorporated by reference).

2.2
Agreement and Plan of Merger, dated September 9, 2001, by and among Dominion Resources, Inc., Consolidated Natural Gas Company, and Louis Dreyfus Natural Gas Corp. (Exhibit 2.1, Form 8-K filed September 10, 2001, File No. 1-3196, incorporated by reference).

2.3
Amendment No. 1 to Agreement and Plan of Merger, dated September 17, 2001, by and among Dominion Resources, Inc., Consolidated Natural Gas Company, and Louis Dreyfus Natural Gas Corp. (Exhibit 2.2, Schedule 13D of Dominion Resources, Inc. with respect to Louis Dreyfus Natural Gas Corp., filed September 19, 2001, incorporated by reference).

3.1	Articles of Incorporation as in effect August 9, 1999 (Exhibit 3(i), Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489, incorporated by reference).

3.2	Articles of Amendment establishing Series A Preferred Stock, effective March 12, 2001 (Exhibit 3.2, Form S-4, dated September 20, 2001, File No. 1-8489, incorporated by reference).

3.3	Bylaws as in effect on October 20, 2000 (Exhibit 3, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).

4.1	See Exhibit 3.1 above.

4.2
Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by fifty-eight Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255, incorporated by reference); Sixty-Seventh Supplemental Indenture (Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference); Seventieth Supplemental Indenture, (Exhibit 4(iii), Form 8-K, dated February 25, 1992, File No. 1-2255, incorporated by reference); Seventy-First Supplemental Indenture (Exhibit 4(i)) and Seventy-Second Supplemental Indenture, (Exhibit 4(ii), Form 8-K, dated July 7, 1992, File No. 1-2255, incorporated by reference); Seventy-Third Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated August 6, 1992, File No. 1-2255, incorporated by reference); Seventy-Fourth Supplemental Indenture (Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference); Seventy-Fifth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference); Seventy-Sixth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated April 21, 1993, File No. 1-2255, incorporated by reference); Seventy-Seventh Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference); Seventy-Eighth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference); Seventy-Ninth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference); Eightieth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated October 12, 1993, File No. 1-2255, incorporated by reference); Eighty-First Supplemental Indenture, (Exhibit 4(iii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference); Eighty-Second Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated January 18, 1994, File No. 1-2255, incorporated by reference); Eighty-Third Supplemental Indenture (Exhibit 4(i), Form 8-K, dated October 19, 1994, File No. 1-2255, incorporated by reference); Eighty-Fourth Supplemental Indenture (Exhibit 4(i), Form 8-K, dated March 23, 1995, File No. 1-2255, incorporated by reference); and Eighty-Fifth Supplemental Indenture (Exhibit 4(i), Form 8-K, dated February 20, 1997, File No. 1-2255, incorporated by reference).

4.3
Indenture, dated as of June 1, 1986, between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Chemical Bank) (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).

4.4
Indenture, dated April 1, 1988, between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Chemical Bank), as supplemented and modified by a First Supplemental Indenture, dated August 1, 1989, (Exhibit 4(vi), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference); Second Supplemental Indenture, dated May 1, 1999 (Exhibit 4.2, Form S-3, File No. 333-7615, as filed on April 13, 1999, incorporated by reference).

4.5
Subordinated Note Indenture, dated as of August 1, 1995 between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Chemical Bank), as Trustee, as supplemented (Exhibit 4(a), Form S-3, File No. 333-20561 as filed on January 28, 1997, incorporated by reference).

4.6
Form of Senior Indenture, dated as of June 1, 1998, between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) as supplemented by the First Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference); Third Supplemental Indenture (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1-2255, incorporated by reference); Form of Fourth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); and Form of Fifth Supplemental Indenture (Exhibit 4.3, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); Form of Sixth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated January 24, 2002 incorporated by reference).

4.7
Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc. and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) as supplemented by a First Supplemental Indenture, dated December 1, 1997 (Exhibit 4.1 and Exhibit 4.2 to Form S-4 Registration Statement, File No. 333-50653, as filed on April 21, 1998, incorporated by reference); Second and Third Supplemental Indentures, dated January 1, 2001, (Exhibits 4.6 and 4.13, Form 8-K, dated January 9, 2001, incorporated by reference).

4.8
Indenture, dated as of May 1, 1971, between Consolidated Natural Gas Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Manufacturers Hanover Trust Company) (Exhibit (5) to Certificate of Notification at Commission File No. 70-5012, incorporated by reference); Fifteenth Supplemental Indenture dated as of October 1, 1989 (Exhibit (5) to Certificate of Notification at Commission File No. 70-7651, incorporated by reference); Seventeenth Supplemental Indenture dated as of August 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167, incorporated by reference); Eighteenth Supplemental Indenture dated as of December 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167, incorporated by reference); Nineteenth Supplemental Indenture dated as of January 28, 2000 (Exhibit (4A)(iii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, incorporated by reference); Twentieth Supplemental Indenture dated as of March 19, 2001 (Exhibit 4(viii), Form 10-K for the fiscal year ended December 31, 2000, File No. 1-8489, incorporated by reference).

4.9
Indenture, dated as of April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York (as successor trustee to United States Trust Company of New York) (Exhibit (4) to Certificate of Notification at Commission File No. 70-8107); First Supplemental Indenture dated January 28, 2000 (Exhibit (4 A)(ii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, incorporated by reference); Securities Resolution No. 1 effective as of April 12, 1995 (Exhibit 2 to Form 8-A filed April 21, 1995 under File No. 1-3196 and relating to the 7 3/8% Debentures Due April 1, 2005); Securities Resolution No. 2 effective as of October 16, 1996 (Exhibit 2 to Form 8-A filed October 18, 1996 under file No. 1-3196 and relating to the 6 7/8% Debentures Due October 15, 2026); Securities Resolution No. 3 effective as of December 10, 1996 (Exhibit 2 to Form 8-A filed December 12, 1996 under file No. 1-3196 and relating to the 6 5/8% Debentures Due December 1, 2008); Securities Resolution No. 4 effective as of December 9, 1997 (Exhibit 2 to Form 8-A filed December 12, 1997 under file No. 1-3196 and relating to the 6.80% Debentures Due December 15, 2027); Securities Resolution No. 5 effective as of October 20, 1998 (Exhibit 2 to Form 8-A filed October 22, 1998 under file No. 1-3196 and relating to the 6% Debentures Due October 15, 2010); Securities Resolution No. 6 effective as of September 21, 1999 (Exhibit 4A(iv), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, and relating to the 7 1/4% Notes Due October 1, 2004).

4.10
Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference); Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001, incorporated by reference); and Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K, dated May 25, 2001, incorporated by reference).

4.11
Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.1, Form S-3 File No. 333-52602, as filed on December 22, 2000, incorporated by reference); as supplemented by the Form of First Supplemental Indenture, dated April 1, 2001 (Exhibit 4.2, Form 8-K, dated April 12, 2001, File No. 1-3196, incorporated by reference); Second Supplemental Indenture, dated October 25, 2001 (Exhibit 4.1, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference); Third Supplemental Indenture, dated October 25, 2001 (Exhibit 4.3, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference).

4.12
Form of Indenture for Junior Subordinated Debentures, dated October 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.2, Form S-3 Registration No. 333-52602, as filed on December 22, 2000, incorporated by reference); as supplemented by the First Supplemental Indenture, dated October 23, 2001 (Exhibit 4.7, Form 8-K, dated October 16, 2001, File No. 1-3196, incorporated by reference).

4.13
Indenture, dated as of June 15, 1994, between Louis Dreyfus Natural Gas Corp., Dominion Oklahoma Texas Exploration and Production, Inc. and The Bank of New York (as successor trustee to Bank of Montreal Trust Company) (filed herewith); as supplemented by the First Supplemental Indenture, dated as of November 1, 2001(Exhibit 4.7, Form 10-Q for the quarter ended September 30, 2001, incorporated by reference).

4.14
Indenture, dated as of December 11, 1997, between Louis Dreyfus Natural Gas Corp., Dominion Oklahoma Texas Exploration & Production, Inc., and La Salle Bank National Association (formerly LaSalle National Bank) (filed herewith); as supplemented by the First Supplemental Indenture, dated as of November 1, 2001 (Exhibit 4.9, Form 10-Q for the quarter ended September 30, 2001, incorporated by reference).

4.15
Dominion Resources, Inc. agrees to furnish to the Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of Dominion Resources, Inc.’s total consolidated assets.

10.1
Amended and Restated Interconnection and Operating Agreement, dated as of July 29, 1997 between Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit 10(v), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference).

10.2
Inter-Company Credit Agreement, dated December 20, 1985, as modified on August 21,1987, between Dominion Resources, Inc. and Dominion Capital, Inc. (Exhibit 10(vi), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).

10.3
Inter-Company Credit Agreement, dated October 1, 1987 as amended and restated as of May 1, 1988 between Dominion Resources, Inc. and Dominion Energy, Inc. (Exhibit 10(vii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8489, incorporated by reference).

10.4
Form of Amended and Restated Articles of Partnership in Commendam of Catalyst Old River Hydroelectric Limited Partnership, by and between Catalyst Vidalia Corporation and Dominion Capital, Inc. effective as of August 24, 1990 (Exhibit 10(xii) Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8489, incorporated by reference).

10.5
First Amendment of Trust Agreement of Dominion Resources Black Warrior Trust, dated June 27, 1994, among Dominion Black Warrior Basin, Inc., Dominion Resources, Inc., Mellon Bank (DE) National Association and Nationsbank of Texas, N.A. (Exhibit 10(ii), Form 10-Q for the quarter ended June 30, 1994, File No. 1-8489, incorporated by reference).

10.6
DRI Services Agreement, dated January 28, 2000, by and between Dominion Resources, Inc., Dominion Resources Services, Inc. and Consolidated Natural Gas Service Company, Inc. (Exhibit 10(viii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-8489, incorporated by reference).

10.7
Services Agreement between Dominion Resources Services, Inc. and Virginia Electric and Power Company dated January 1, 2000 (Exhibit 10.19, Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by reference).

10.8
Support Agreement between Dominion Resources Services, Inc. and Virginia Electric and Power Company dated January 1, 2000 (Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by reference).

10.9
Alliance Agreement establishing the Alliance Independent Transmission System Operator, Inc., Alliance Transmission Company, Inc. and Alliance Transmission Company LLC dated May 27, 1999 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by reference).

10.10
Purchase and Sale Agreement, dated August 7, 2000, by and among Northeast Nuclear Energy Company, et al and Dominion Resources, Inc. (Exhibit 10(iii), Form 10-Q for the quarter ended June 30, 2000, File No. 1-8489, incorporated by reference).

10.11
Stock Purchase Agreement, dated May 8, 2000, By and Between AGL Resources, Inc. as Buyer and Consolidated Natural Gas Company, as Seller of Virginia Natural Gas, Inc. (Exhibit 10(iii), Form 10-Q for the quarter ended June 30, 2000, File No. 1-8489, incorporated by reference).

10.12*
Dominion Resources, Inc. Executive Supplemental Retirement Plan, effective January 1, 1981 as amended and restated September 1, 1996 (Exhibit 10(iv), Form 10-Q for the quarter ended June 30, 1997, File No. 1-8489, incorporated by reference), amendment June 20, 1997 amendment March 3, 1998 (Exhibit 10(xxi), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference); amendment dated November 26, 2001 (filed herewith).

10.13*	Dominion Resources, Inc.’s Cash Incentive Plan as adopted December 20, 1991 (Exhibit 10(xxii), Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8489, incorporated by reference).

10.14*
Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997, as amended and restated effective July 20, 2001 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2001, File No. 1-8489, incorporated by reference).

10.15*
Form of Employment Continuity Agreement for certain officers of Dominion including Messrs. Roach, Farrell, Chewning, O’Hanlon, and Rigsby (Exhibit 10(i), Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489, incorporated by reference) and as amended October 19, 2001 (filed herewith).

10.16*
Dominion Resources, Inc. Retirement Benefit Funding Plan, effective June 29, 1990 as amended and restated September 1, 1996 (Exhibit 10(iii), Form 10-Q for the quarter ended June 30, 1997, File No. 1-8489, incorporated by reference).

10.17*
Dominion Resources, Inc. Retirement Benefit Restoration Plan as adopted effective January 1, 1991 as amended and restated September 1, 1996 (Exhibit 10(ii), Form 10-Q for the quarter ended June 30, 1997, File No. 1-8489, incorporated by reference); amendment dated November 26, 2001 (filed herewith).

10.18*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, effective January 1, 1994 and as amended and restated December 1, 2001 (filed herewith).

10.19*
Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, effective April 23, 1996 (Exhibit 10, Form 10-Q for the quarter ended March 31, 1996, File No. 1-8489, incorporated by reference).

10.20*	Dominion Resources, Inc. Directors Stock Compensation Plan, effective April 9, 1998 (Exhibit 99, Form S-8 Registration Statement, File No. 333-49725, incorporated by reference).

10.21*	Dominion Resources, Inc. Directors Deferred Cash Compensation Plan, effective December 21, 1998 (Exhibit 99, Form S-8 Registration Statement, File No. 333-69305, incorporated by reference).

10.22*
Dominion Resources, Inc. Leadership Stock Option Plan, effective July 1, 2000, as amended and restated effective July 20, 2001 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2001, File No. 1-8489, incorporated by reference).

10.23*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001 (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2001, File No. 1-8489, incorporated by reference).

10.24*
Arrangements with certain executive officers regarding additional credited years of service for retirement and retirement life insurance purposes (Exhibit 10(xxii), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference).

10.25*
Employment Agreement dated April 16, 1999 between Dominion and Thos. E. Capps (Exhibit 10(ii), Form 10-Q for the quarter ended March 31, 1999, File No. 1-8489, incorporated by reference) and Form of Amendment (Exhibit 10(iii), Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489, incorporated by reference).

10.26*
Form of Employment Agreement between Dominion and certain executive officers including Thomas N. Chewning (Exhibit 10 (xxx), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference and Exhibit 10(ii), Form 10-Q for the quarter ended March 31, 1998, File No. 1-8489, incorporated by reference) Form of Amendment (Exhibit 10(iii), Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489, incorporated by reference) and amendment dated June 5, 2000 (filed herewith).

10.27*
Employment Agreement, dated September 12, 1997 between Dominion and Edgar M. Roach, Jr. (Exhibit 10(xxxiv), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference) expired September 12, 2000, except Section 5c.

10.28*
Employment Agreement dated September 12, 1997 between Dominion and Thomas F. Farrell, II (Exhibit 10(xxxiii), Form 10-K for the fiscal year ended December 31, 1998, File No. 1-8489, incorporated by reference) and Form of Amendment (Exhibit 10 (iii), Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489, incorporated by reference) expired September 12, 2000, except Section 5c.

10.29*	Form of Reimbursement Agreement between certain executive officers and Dominion (Exhibit 10(xxvii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by reference).

10.30*	Form of Executive Supplemental Retirement Plan Lifetime Benefits for certain officers of the Company including Messrs. Roach, Farrell, and Rigsby (filed herewith).

10.31*	Supplemental Agreement dated December 12, 2000, between the Dominion and Thomas F. Farrell, II (filed herewith).

10.32*	Supplemental Agreement dated December 12, 2000, between the Dominion and Edgar M. Roach, Jr. (filed herewith).

10.33*	Offer of employment dated May 26, 1989 between the Dominion and James P. O’Hanlon, as amended September 18, 1997 (filed herewith).

10.34*
Employment Agreement dated September 15, 1995 between Robert E. Rigsby (Exhibit 10(xxi) Form 10-K for the fiscal year ended December 31, 1996, File No. 1-2255, incorporated by reference) and clarification letter dated May 27, 1997 (filed herewith)

10.35*	Retirement Agreement dated November 16, 2001 with Robert E. Rigsby (filed herewith).

11	Computation of Earnings Per Share of Common Stock Assuming Full Dilution (filed herewith).

13	Portions of the 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001 (filed herewith).

18.1	Letter re: Change in Accounting Principles (Exhibit 18, Form 10-Q for the quarter ended March 31, 2000, File No. 1-8489, incorporated by reference).

18.2	Letter re: Change in Accounting Principles (Exhibit 18, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference)

21	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith).

23.2	Consent of Ralph E. Davis Associates, Inc. (filed herewith).

*	Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

1.  Dominion filed a report on Form 8-K, dated November 14, 2001, relating to the acquisition of Louis Dreyfus.

2.  Dominion filed a report on Form 8-K/A, dated January 11, 2002, relating to required financial statement disclosures for the Louis Dreyfus acquisition.

3.  Dominion filed a report on Form 8-K, dated January 29, 2002, relating to Dominion’s press release announcing unaudited results of operations for the fiscal year ended December 31, 2001.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of
Dominion Resources, Inc.
Richmond, Virginia

We have audited the consolidated financial statements of Dominion Resources, Inc. and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 22, 2002, which report includes an explanatory paragraph as to a change in accounting principle for derivative instruments and hedging activities in 2001 and a change in the method of accounting used to develop the market-related value of pension plan assets in 2000; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Dominion Resources, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
January 22, 2002

DOMINION RESOURCES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

				Column C
Column A		Column B		Additions			Column D		Column E
Description		Balance at beginning of period		Charged to expense		Charge to other accounts	Deductions		Balance at end of period
		(millions)
Valuation and qualifying accounts which are deducted in the balance sheet from the assets to which the apply:
Allowance for doubtful accounts	1999	$5		$19		—	$12	(a)	$12
	2000	36	(d)	71		$(1)	39	(a)	67
	2001	67		54		—	45	(a)	76

Allowance for loan losses	1999	47		11		—	11	(a)	47
	2000	47		16		—	7	(a)	56
	2001	56		178		—	158	(a)	76

Valuation allowance for commodity contracts	1999	13		9		—	—		22
	2000	22		(3	)(b)	—	—		19
	2001	19		7		—	—		26

Reserves:
Liability for pre-2000 workforce reductions	1999	16		—		—	12	(c)	4
	2000	12	(d)	—		—	9	(c)	3
	2001	3		—		—	3	(c)	—

Liabilities for restructuring and acquisition - related activities:
2000 Plan DCI exit strategies - Allowance for loan losses	1999	—		—		—	—		—
	2000	—		19		—	14	(a)	5
	2001	5		—		—	2	(a)	3

Severance and related costs	1999	—		—		—	—		—
	2000	—		70		—	41	(c)	29
	2001	29		(2	)(b)	—	24	(c)	3

Lease termination and restructuring	1999	—		—		—	—		—
	2000	—		14		—	6	(c)	8
	2001	8		—		—	7	(c)	1

Other, net	1999	—		—		—	—		—
	2000	—		8		—	8	(c)	—
	2001	—		—		—	—		—

2001 Plan Severance and related costs	1999	—		—		—	—		—
	2000	—		—		—	—		—
	2001	—		42		—	—		42

Lease termination and restructuring	1999	—		—		—	—		—
	2000	—		—		—	—		—
	2001	—		13		—	3	(c)	10

(a)	Represents net amounts charged off as uncollectible.
(b)	Amounts are adjustments reflecting changes in estimates.
(c)	Represents payments for workforce reductions and/or restructuring liabilities.
(d)	Includes balance of acquired company at date of acquisition

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES, INC.

By:	/s/ THOS. E. CAPPS
(Thos. E. Capps, Chairman of the Board of Directors, President and Chief Executive Officer)

Date: March 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 2002.

Signature	Title

/s/ THOS. E. CAPPS Thos. E. Capps	Chairman of the Board of Directors, President and Chief Executive Officer

/S/ WILLIAM S. BARRACK, JR. William S. Barrack, Jr.	Director

/s/ RONALD J. CALISE Ronald J. Calise	Director

/s/ GEORGE A. DAVIDSON, JR. George A. Davidson, Jr.	Director, Retired Chairman of the Board of Directors

/s/ JOHN W. HARRIS John W. Harris	Director

/S/ BENJAMIN J. LAMBERT, III Benjamin J. Lambert, III	Director

/s/ RICHARD L. LEATHERWOOD Richard L. Leatherwood	Director

/S/ MARGARET A. MCKENNA Margaret A. McKenna	Director

Signature	Title

/s/ STEVEN A. MINTER Steven A. Minter	Director

/S/ K. A. RANDALL K. A. Randall	Director

/S/ FRANK S. ROYAL Frank S. Royal	Director

/S/ S. DALLAS SIMMONS S. Dallas Simmons	Director

/s/ ROBERT H. SPILMAN Robert H. Spilman	Director

/S/ DAVID A. WOLLARD David A. Wollard	Director

/S/ THOMAS N. CHEWNING Thomas N. Chewning	Executive Vice President and Chief Financial Officer

/S/ STEVEN A. ROGERS Steven A. Rogers	Vice President, Controller and Principal Accounting Officer

DOMINION RESOURCES, INC.

PORTIONS
OF THE
2001
ANNUAL REPORT
TO
SHAREHOLDERS
(Incorporated by Reference)