Form 10-Q
period 2002-03-31
DOMINION RESOURCES INC /VA/
filed 2002-05-03
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q

____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At March 31, 2002, the latest practicable date for determination, 276,582,983 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three Months Ended March 31, 2002 and 2001	3
	Consolidated Balance Sheets - March 31, 2002 and December 31, 2001	4-5
	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26-27
	PART II. Other Information
Item 1.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28-29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	30

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
	2002	2001
	(millions, except per share amounts)
Operating Revenue	$2,634	$3,198

Operating Expenses
Electric fuel and energy purchases, net	334	321
Purchased electric capacity	184	188
Purchased gas, net	405	1,051
Liquids, pipeline capacity and other purchases	40	66
Other operations and maintenance	528	674
Depreciation, depletion and amortization	318	281
Other taxes	114	121
Total operating expenses	1,923	2,702

Income from operations	711	496

Other income	22	16

Interest and related charges:
Interest expense	211	230
Subsidiary preferred dividends and distributions of subsidiary trusts	31	24
Total interest and related charges	242	254

Income before income taxes	491	258
Income taxes	169	96

Net income	$ 322	$ 162

Earnings Per Common Share - Basic
Net income	$1.21	$0.66

Earnings Per Common Share - Diluted
Net income	$1.20	$0.65

Dividends paid per common share	$0.645	$0.645

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
ASSETS	March 31, 2002	December 31 2001*
	(millions)
Current Assets
Cash and cash equivalents	$ 648	$ 486
Customer accounts receivable, net	1,939	1,770
Other accounts receivable	248	177
Inventories	458	577
Investment securities - trading	234	244
Derivative and energy trading assets	1,459	1,311
Margin deposit assets	306	30
Prepayments	126	384
Other	354	375
Total current assets	5,772	5,354

Investments
Investments in affiliates	462	490
Available for sale securities	383	393
Nuclear decommissioning trust funds	1,694	1,697
Other	576	580
Total investments	3,115	3,160

Property, Plant and Equipment
Property, plant and equipment	33,064	32,621
Accumulated depreciation, depletion and amortization	(14,486)	(14,257)
Total property, plant and equipment, net	18,578	18,364

Deferred Charges and Other Assets
Goodwill	4,242	4,210
Intangible assets, net	309	317
Regulatory assets, net	546	574
Prepaid pension costs	1,528	1,511
Derivative and energy trading contracts	596	545
Other	262	334
Total deferred charges and other assets	7,483	7,491
Total assets	$34,948	$34,369

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2002	December 31 2001*
	(millions)
Current Liabilities
Securities due within one year	$ 2,095	$ 1,354
Short-term debt	1,079	1,859
Accounts payable, trade	1,750	1,776
Accrued interest, payroll, and taxes	571	564
Derivative and energy trading liabilities	1,495	1,086
Other	638	839
Total current liabilities	7,628	7,478

Long-Term Debt
Long-term debt	11,785	11,797
Notes payable - affiliates	191	322
Total long-term debt	11,976	12,119

Deferred Credits and Other Liabilities
Deferred income taxes	3,622	3,812
Derivative and energy trading liabilities	600	322
Other	768	754
Total deferred credits and other liabilities	4,990	4,888
Total liabilities	24,594	24,485

Commitments and Contingencies (see Note 12)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts**	1,132	1,132

Preferred Stock
Subsidiary Preferred Stock Not Subject To Mandatory Redemption	384	384

Common Shareholders' Equity
Common stock - no par, authorized - 500.0 shares; outstanding - 276.6 shares at March 31, 2002 and 264.7 shares at December 31, 2001	7,782	7,129
Other paid-in capital	27	28
Accumulated other comprehensive income (loss)	(48)	289
Retained earnings	1,077	922
Total common shareholders' equity	8,838	8,368
Total liabilities and shareholders' equity	$34,948	$34,369

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

*  The Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial Statements at that date.

** Debt securities issued by Dominion Resources, Inc. and certain subsidiaries constitute 100 percent of the trusts' assets.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2002	2001
	(millions)

Net Cash Flows From Operating Activities	$412	$ 922

Cash Flows From (Used In) Investing Activities
Plant construction and other property additions	(333)	(228)
Oil and gas properties and equipment	(274)	(181)
Loan originations	--	(360)
Repayment of loan originations	13	759
Acquisition of businesses	--	(1,299)
Purchase of securities	(19)	(190)
Other	37	(46)
Net cash used in investing activities	(576)	(1,545)

Cash Flows From (Used In) Financing Activities
Repayment of short-term debt	(779)	(1,563)
Issuance of long-term debt	1,119	3,905
Repayment of long-term debt	(517)	(1,645)
Issuance of preferred securities of subsidiary trusts	--	550
Issuance of common stock	689	49
Common dividend payments	(167)	(159)
Other	(19)	8
Net cash from financing activities	326	1,145

Increase in cash and cash equivalents	162	522
Cash and cash equivalents at beginning of period	486	360
Cash and cash equivalents at end of period	$648	$ 882

Supplemental Cash Flow Information
Noncash exchange of mortgage bonds for senior notes	$117	--

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Dominion Resources, Inc. (Dominion) is a holding company headquartered in Richmond, Virginia. Its principal subsidiaries are Virginia Electric and Power Company (Virginia Power), Consolidated Natural Gas Company (CNG), and Dominion Energy, Inc. (DEI). Dominion and CNG are registered holding companies under the Public Utility Holding Company Act of 1935 (1935 Act).

Virginia Power is a regulated public utility that generates, transmits, and distributes electricity within a 30,000-square-mile area in Virginia and northeastern North Carolina. Virginia Power sells electricity to approximately 2.2 million retail customers, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power has trading relationships beyond its retail service territory and buys and sells wholesale electricity and natural gas off-system.

CNG operates in all phases of the natural gas business. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania, and West Virginia. Its interstate gas transmission pipeline system serves each of its distribution subsidiaries, non-affiliated utilities and end use customers in the Midwest, Mid-Atlantic and Northeast. CNG's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore. CNG also provides a variety of energy marketing services.

DEI is an independent power producer and a natural gas and oil exploration and production company active in the U.S. and Canada.

Dominion manages its daily operations through three primary operating segments: Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also reports the operations of its corporate and other operations as an operating segment. Assets remain wholly owned by the legal subsidiaries. See Note 13.

The term "Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Note 2.    Significant Accounting Policies

In the opinion of Dominion's management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of March 31, 2002, and its results of operations, cash flows and comprehensive income for the three months ended March 31, 2002 and 2001.

The consolidated financial statements include the accounts of Dominion Resources, Inc. and its subsidiaries, with all significant intercompany transactions and accounts eliminated in consolidation.

Dominion includes certain estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Dominion reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, Dominion estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed discussion of Dominion's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 3.     Recently Issued Accounting Standards

Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be an operating expense. Dominion will adopt the standard effective January 1, 2003. Dominion has identified certain retirement obligations that will be subject to the standard. These obligations are associated with the decommissioning of its nuclear generation facilities and certain dismantlement and restoration activities for its gas and oil wells. However, Dominion has not yet performed a complete assessment of possible retirement obligations associated with other electric and gas utility property. Dominion has not yet determined the financial impact of adopting the new standard. For more discussion, see Note 4 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 4.     Goodwill and Intangible Assets

In 2001, FASB issued SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Dominion adopted SFAS No. 142 on January 1, 2002. The discontinuance of goodwill amortization under SFAS No. 142 will result in an increase in net income of $95 million in 2002. Dominion is required to test its goodwill for impairment using an annual two-step process described in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The standard requires that if impairment were determined to exist under the initial transition test as of January 1, 2002, it would be reflected as the cumulative effect of a change in accounting principle. Dominion is in the process of performing the first step of the transitional goodwill impairment test and will complete this step before the end of the second quarter. Dominion has not yet determined the effect this test may have on its earnings or financial position.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Had the provisions of SFAS No. 142 requiring the discontinuance of goodwill amortization been applied for the quarter ended March 31, 2001, Dominion's net income and earnings per share would have been as follows:
	Amount	Basic Earnings Per Share	Diluted Earnings Per Share
	(millions, except per share amounts)
Net income, as reported	$162	$0.66	$0.65
Add back goodwill amortization	22.09		.09
Adjusted net income	$184	$0.75	$0.74

See Note 5 for a discussion of an adjustment made during the first quarter of 2002 to the carrying amount of goodwill recognized as part of the purchase of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus). There were no other significant changes in the carrying amount of goodwill during the first quarter of 2002.

All of Dominion's intangible assets are subject to amortization. Intangible assets amortization expense was $13 million and $9 million for the first quarter of 2002 and 2001, respectively. There were no material acquisitions of intangible assets during the first quarter of 2002. The components of intangible assets at March 31, 2002 were as follows:
(millions)	Gross Carrying Amount	Accumulated Amortization
Software and software licenses	$418	$159
Other	72	22
Total	$490	$181

Amortization expense for the net carrying amount of intangible assets at March 31, 2002 is estimated to be $52 million for 2002, $48 million for 2003, $45 million for 2004, $37 million for 2005 and $33 million for 2006.

Note 5.     Acquisition

Louis Dreyfus

On November 1, 2001, Dominion acquired all of the outstanding shares of common stock of Louis Dreyfus, a natural gas and oil exploration and production company headquartered in Oklahoma City, Oklahoma, for $1.8 billion. Dominion completed the acquisition by merging Louis Dreyfus into a new subsidiary and contributing the subsidiary to CNG. The purchase price allocation was completed during the first quarter of 2002 when Dominion received information from outside specialists and increased liabilities and goodwill each by $24 million. All of the goodwill arising from the Louis Dreyfus acquisition has been allocated to the Dominion Exploration & Production segment for purposes of impairment testing under SFAS No. 142.

Note 6.     Restructuring and Acquisition-Related Activities

2001 Restructuring Plan

In the fourth quarter of 2001, after completing the transition period for fully integrating Dominion's existing organization and operations, management initiated a focused review of Dominion's combined operations. As a result, Dominion recognized restructuring costs which included employee severance and termination benefits and the abandonment of leased office space no longer needed.

Under the 2001 restructuring plan, Dominion identified approximately 340 salaried positions to be eliminated and recorded $42 million in employee severance-related costs. Through March 31, 2002, 207 positions had been eliminated.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The change in the liabilities for severance and related costs and lease termination costs during the first quarter of 2002 is presented below:
(millions)	Severance Liability	Lease Liability
Balance at December 31, 2001	$42	$10
Amounts paid	(14)	--
Balance at March 31, 2002	$28	$10

For additional information on restructuring activities, see Note 7 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 7.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted earnings per share (EPS):
(millions, except per share amounts)	Three Months Ended March 31,
	2002	2001
Earnings per share - basic
Net income	$322	$162
Average shares of common stock outstanding - basic	266.8	246.3
Earnings per share - basic	$1.21	$0.66

Earnings per share - diluted
Net Income	$322	$162
Average shares of common stock outstanding	266.8	246.3
Net effect of dilutive stock options	2.2	2.5
Average shares of common stock outstanding - diluted	269.0	248.8
Earnings per share - diluted	$1.20	$0.65
Antidilutive options and purchase agreements	9.7	--

Note 8.     Comprehensive Income

For the three months ended March 31, 2002 and 2001, Dominion recognized total comprehensive loss of $15 million and total comprehensive income of $91 million, respectively.

Note 9.     Derivatives and Hedge Accounting

Dominion recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $183 million, net of taxes of $106 million in the first quarter of 2001 in connection with the January 1, 2001 adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Other comprehensive income for the quarters ended March 31, 2002 and 2001 included a loss of $335 million and a gain of $132 million, respectively, representing the effective portion of the change in fair value of cash flow hedging derivatives, net of taxes and amounts reclassified to earnings. Dominion expects to reclassify approximately $36 million of net gains in AOCI at March 31, 2002 to earnings during the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market prices. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of March 31, 2002, Dominion is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of one to six years.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Dominion recognized a pre-tax loss of $9 million for hedge ineffectiveness during the quarter ended March 31, 2002. This amount includes a loss of $6 million related to cash flow hedges and a loss of $3 million related to fair value hedges. Hedge ineffectiveness recognized during the quarter ended March 31, 2001 was insignificant. In addition, Dominion recognized a pre-tax gain of $2 million during the quarter ended March 31, 2001, representing the change in time value excluded from the measurement of effectiveness for options designated as cash flow hedges subsequent to January 1, 2001. The change in time value excluded from the measurement of hedge effectiveness during the quarter ended March 31, 2002 was insignificant.

In June 2001, the FASB cleared guidance that permits certain option-type contracts for the purchase or sale of electricity to qualify for the normal purchases and sales exception, if certain criteria are met. Qualifying contracts, for which Dominion elects and formally documents this exception, are not reported at fair value, as otherwise required by SFAS No. 133. In response to the June 2001 guidance and other guidance issued during that quarter, Dominion reevaluated certain of its long-term power purchase contracts. Dominion determined that such contracts qualified under the guidance and thus designated them as normal purchases and sales. In late December 2001, the FASB issued revised guidance on this matter that became effective April 1, 2002 for Dominion. Dominion reevaluated its long-term power purchase contracts and determined that such contracts continue to qualify for the normal purchases and sales exception based on the guidance issued in December 2001.

Note 10.     Significant Debt and Equity Transactions

Long-term Debt

During the first three months of 2002, Dominion Resources, Inc. issued long-term debt consisting of:

  $250 million of medium-term notes bearing interest at 3.875 percent and maturing in 2004, and

  $330 million of equity-linked debt securities (discussed below).

During the first three months of 2002, Dominion and its subsidiaries repaid $517 million of long-term debt securities.

In addition to the issuances long-term debt discussed above, during the first three months of 2002, Virginia Power called for redemption its $200 million, 6.75 percent 1997-A mortgage bonds due February 1, 2007. Virginia Power completed the redemption by issuing $650 million of 5.375 percent senior notes (Notes) due 2007. The redemption included a direct exchange of $117 million of Notes for mortgage bonds. Virginia Power used the remaining proceeds of Notes to redeem the remaining $83 million of mortgage bonds and for general corporate purposes including the repayment of other debt.

Equity-Linked Debt Securities

In March 2002, Dominion issued $330 million of equity-linked debt securities. Dominion used the net proceeds for general corporate purposes, including the repayment of debt. Dominion had previously issued $412.5 million of equity-linked debt securities in the fourth quarter of 2000. Each equity-linked security consists of a stock purchase contract and a senior note issued by Dominion. The stock purchase contracts obligate the holders to purchase from Dominion shares of Dominion common stock at a future settlement date. The purchase price is $50 and the number of shares to be purchased will be determined under a formula based upon the average closing price of Dominion common stock near the settlement date. The senior notes, or treasury securities in some instances, are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. The holders may satisfy their obligation under the stock purchase contracts by allowing the senior notes to be remarketed with the proceeds being paid to Dominion as consideration for the purchase of stock under the stock purchase contracts. Alternatively, holders may choose to continue holding the senior notes and use other resources as consideration for the purchase of stock under the stock purchase contracts.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Dominion makes quarterly interest payments on the senior notes and quarterly payments on the stock purchase contracts, at the rates described below. Dominion has recorded the present value of the stock purchase contract payments as a liability offset by a charge to common stock in shareholders' equity. Interest payments on the senior notes are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as interest expense. In calculating diluted earnings per share, Dominion applies the treasury stock method to the equity-linked securities.

Under the terms of the stock purchase contracts, Dominion will issue between 6.7 million and 8.1 million shares of its common stock in November 2004 and between 4.1 million and 5.5 million shares of its common stock in May 2006. A total of 13.6 million shares of Dominion's common stock is reserved for issuance in connection with the stock purchase contracts.

Selected information about Dominion's equity-linked debt securities is presented below (amounts are in millions):
Date of Issuance	Units Issued	Total Net Proceeds	Total Long-term Debt	Senior Note Annual InterestRate	Stock Purchase Contract Annual Rate	Total Equity Charge	Stock Purchase Settlement Date	Maturity of Senior Notes
10/00	8.3	$400.1	$412.5	8.05%	1.45%	$20.7	11/04	11/06
3/02	6.6	$320.1	$330.0	5.75%	3.0%	$36.3	5/06	5/08

Common Stock

During the first three months of 2002, Dominion received proceeds of $689 million from the issuance of common stock. In March 2002, Dominion issued approximately 10 million shares through an equity offering and received proceeds of $618 million. The remainder of the shares issued and proceeds received occurred through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans, and the exercise of employee stock options.

Note 11.      Subsidiary Dividend Restrictions

The 1935 Act prohibits registered holding companies and their subsidiaries from paying dividends out of capital or unearned surplus except when they have received specific SEC authorization. In January 2002, Dominion filed an application with the SEC for relief from the restriction on paying dividends out of unearned surplus of the subsidiary into which Louis Dreyfus was merged. The request was for relief up to an amount equal to Louis Dreyfus' retained earnings before the merger.

The Virginia State Corporation Commission (Virginia Commission) may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate, if found not to be in the public interest. At March 31, 2002, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

Certain agreements associated with Dominion's credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict Dominion's ability to pay dividends or receive dividends from its subsidiaries at March 31, 2002.

Note 12.     Commitments and Contingencies

There have been no significant developments with regard to commitments and contingencies, including environmental matters, as disclosed in Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, nor have any significant new matters arisen during the three months ended March 31, 2002.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Leases with Special Purpose Entities

As described more fully in Note 27 to the Dominion Annual Report on Form 10-K for the year ended December 31, 2001, Dominion, through certain subsidiaries, has entered into agreements with special purpose entities (Lessors) in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. The Lessors have financing commitments from equity and debt investors totaling $2.2 billion, of which $990 million has been used for total project costs to date. There have been no significant changes to estimated annual lease payments for these projects disclosed in Note 27 to the Annual Report, as described above.

The FASB expects to issue a new accounting standard regarding the accounting treatment for special purpose entities. The final provisions of this new standard may affect the structure of these lease arrangements. If the special purpose entities were to be consolidated into Dominion's financial statements, Dominion would record both the project assets and related debt and equity on its balance sheet. Dominion is monitoring this FASB project and may consider alternative financing structures for these projects in the future.

Guarantees

At March 31, 2002, Dominion Resources, Inc. had issued $3.5 billion of guarantees for subsidiary debt of $1.1 billion, subsidiary leasing arrangements (discussed above) of $840 million, and performance under other subsidiary commodity and financial contracts of $1.6 billion.

At March 31, 2002, CNG had issued $1.2 billion of guarantees for subsidiary debt of $288 million and performance under other subsidiary commodity and financial contracts of $873 million.

Note 13.     Operating Segments

Dominion manages its operations through the following operating segments:

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

Corporate and Other includes:

  corporate expenses of the Dominion and CNG holding companies (including interest not allocated to other segments);

  costs associated with restructuring long-term power purchase contracts in 2001 (see Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001); and

  the financial services operations of Dominion Capital, Inc. (DCI). Through 2001, Dominion presented DCI as a separate operating segment. As Dominion substantially completed its exit strategy of this business in 2001, it no longer reports DCI as a separate operating segment beginning in 2002.
(millions)	Dominion Energy	Dominion Delivery	Dominion Exploration & Production	Corporate and Other	Eliminations	Consolidated Total
Three Months Ended March 31,
2002
Operating revenue - external customers	$1,442	$763	$370	$ 59	--	$2,634
Operating revenue - intersegment	33	5	20	134	$(192)	--
Net income (loss)	141	147	88	(54)	--	322
2001
Operating revenue - external customers	1,536	1,242	345	75	--	3,198
Operating revenue - intersegment	63	3	26	122	(214)	--
Net income (loss)	160	157	71	(226)	--	162

For more information, see Note 30 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Dominion. MD&A should be read in conjunction with the Consolidated Financial Statements. "Dominion" is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Risk Factors and Cautionary Statements That May Affect Future Results

This report contains statements concerning Dominion's expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as "anticipate," "estimate," "forecast," "expect," "believe," "should," "could," "plan," "may" or other similar words.

Dominion makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include changes to financial or regulatory accounting principles or policies imposed by governing bodies, industry conditions in the regulated, unregulated and transition energy markets, political and economic conditions (including inflation rates) and financial market conditions, including availability and cost of capital and credit ratings. Some more specific risks are discussed below.

Dominion bases its forward-looking statements on management's beliefs and assumptions using information available at the time the statements are made. Dominion cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. Dominion undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Dominion's Operations Are Weather Sensitive

Dominion's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. In addition, severe weather can be destructive, causing outages, property damage and requiring Dominion to incur additional expenses.

Dominion Is Subject to Complex Government Regulation Which Could Adversely Affect Its Operations

Dominion's operations are subject to extensive regulation and require numerous permits, approvals and certificates from various federal, state and local governmental agencies. Dominion must also comply with environmental protection legislation and other regulations. Management believes the necessary approvals have been obtained for Dominion's existing operations and that its business is conducted in accordance with applicable laws. However, Dominion remains subject to a varied and complex body of laws and regulations. New laws or regulations or the revision or reinterpretation of existing laws or regulations may require Dominion to incur additional expenses.

Costs of Environmental Compliance, Liabilities and Litigation Could Exceed Dominion's Estimates

Dominion is subject to rising costs that result from a steady increase in the number of federal, state and local laws and regulations designed to protect the environment. These laws and regulations can result in increased capital, operating, and other costs as a result of compliance, remediation, containment and monitoring obligations, particularly with laws relating to power plant emissions. In addition, Dominion may be a responsible party for environmental clean up at a site identified

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

by a regulatory body. Dominion's management cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean up costs and compliance and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Capped Electric Rates in Virginia May Be Insufficient to Allow Full Recovery of Stranded Costs

Under the Virginia Utility Restructuring Act, Dominion's electric base rates (excluding fuel costs and certain other allowable adjustments) remain unchanged until July 2007 unless modified consistent with that Act. The capped rates and wires charges that, where applicable, will be assessed to customers opting for alternative suppliers, allow Dominion to recover certain generation-related costs and fuel costs; however, Dominion remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, changes in tax laws, inflation and increased capital costs. See Future Issues and Outlook-Regulated Electric Operations of MD&A and Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

The Electric Industry is Increasingly Subject to Competition

Effective January 1, 2002, the generation portion of Dominion's electric utility operations in Virginia is open to competition and is no longer subject to cost-based rate regulation. As a result there will be increased pressure to lower costs, including the cost of purchased electricity. Because Dominion's electric utility business has not previously operated in a competitive environment, the extent and timing of entry by additional competitors into the electric market in Virginia is yet unknown. Therefore, it is difficult to predict the extent to which Dominion will be able to operate profitably within this new environment. In addition, the success of Dominion's power merchant plants is dependent upon Dominion's ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover operating costs.

There Are Inherent Risks in the Operation of Nuclear Facilities

Dominion operates nuclear facilities that are subject to inherent risks. These include the ability to dispose of spent nuclear fuel, the ability to maintain adequate reserves for decommissioning and potential liabilities arising out of the operation of these facilities. Dominion maintains decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks. However, it is possible that damages could exceed the amount of Dominion's insurance coverage. In addition, in today's environment there is a heightened risk of a terrorist attack on the nation's nuclear plants. Dominion expects to incur increased security costs at its nuclear facilities.

The Use of Derivative Contracts Could Result in Financial Losses

Dominion uses derivatives including futures, forwards, options and swaps, to manage its commodity and financial market risks. In addition, Dominion purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. In the future, Dominion could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts. For additional information concerning Dominion's derivatives and commodity-based trading contracts, see Market Rate Sensitive Instruments and Risk Management of MD&A and Notes 2 and 15 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dominion's Telecommunication Business Strategy's Success Is Dependent Upon Market Conditions

The current strategy of Dominion's joint venture in the telecommunication's business is based upon its ability to deliver lit capacity, dark fiber and colocation services to its customers. The market for these services, like the telecommunications industry in general, is rapidly changing. Dominion cannot assure that growth in demand for these services will occur as expected. If the market for these services fails to grow as quickly as anticipated or becomes saturated with competitors, including competitors using alternative technologies such as wireless, Dominion's investment in the telecommunication business may be adversely affected.

Dominion's Exploration and Production Business Is Dependent on Factors Including Commodity Prices Which Cannot Be Predicted Or Controlled

These factors include: price fluctuations in natural gas and crude oil prices; results of future drilling activity; Dominion's ability to identify and locate prospective geological structures and to drill and successfully complete wells in those structures; Dominion's ability to expand its leased land positions in desirable areas, which are often subject to competition; and other risks incident to the operations of natural gas and oil wells. In addition, Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the Securities and Exchange Commission (SEC). Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. The principal limitation is that these capitalized amounts may not exceed the present value of estimated future net revenues from the production of proved gas and oil reserves (the ceiling test). If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

An Inability to Access Financial Markets Could Affect the Execution of Dominion's Business Plan

Dominion relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow of its operations. Management believes that Dominion and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Dominion's control may increase the cost of borrowing to Dominion or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn or the bankruptcy of an unrelated energy company. Restrictions on Dominion's ability to access financial markets may affect Dominion's ability to execute its business plan as scheduled.

Operating Segments

In general, management's discussion of Dominion's results of operations focuses on the contributions of its operating segments. However, the discussion of Dominion's financial condition under Liquidity and Capital Resources is based on legal entities as Dominion interacts with financing parties on these bases. Dominion's three primary operating segments are Dominion Energy, Dominion Delivery, and Dominion Exploration & Production. In addition, Dominion also presents its corporate, financial services and other operations as an operating segment. For more information on Dominion's business segments, see Note 13 to the Consolidated Financial Statements.

Critical Accounting Policies

See MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of Dominion's critical accounting policies. These policies include the accounting for risk management and energy trading contracts at fair value, accounting for gas and oil operations, and accounting for regulated operations.

Results Of Operations

Dominion's discussion of its results of operations includes a summary of contributions by the operating segments to net income and diluted earnings per share, an overview of consolidated 2002 and 2001 results of operations and more detailed discussion of the results of operations of the operating segments.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
(millions, except per share amounts)	Net Income		Diluted Earnings Per Share
Three Months Ended March 31,	2002	2001	2002	2001
Dominion Energy	$141	$160	$0.52	$0.64
Dominion Delivery	147	157	0.55	0.63
Dominion Exploration & Production	88	71	0.33	0.29
Net Income Contribution - Primary Segments	376	388	1.40	1.56
Corporate and Other	(54)	(226)	(0.20)	(0.91)
Consolidated Net Income/Earnings Per Share	$322	$162	$1.20	$0.65
Consolidated Operating Revenue	$2,634	$3,198
Consolidated Operating Expenses	$1,923	$2,702

Overview of First Quarter 2002 Results

Dominion earned $1.20 per diluted share in the first quarter of 2002, reflecting net income of $322 million and an increase of $160 million and $0.55 per diluted share over 2001. The increase relates primarily to an after-tax charge of $136 million taken in the first quarter of 2001 in connection with purchase of three non-utility generating plants previously serving Dominion under long-term purchase power agreements. Also, the discontinuance of goodwill amortization, effective January 1, 2002, resulted in a $22 million increase net income. The operations results of Dominion's primary operating segments reduced net income by $12 million ($0.16 per diluted share), reflecting primarily the impact of comparably milder weather on Dominion's regulated electric and gas distribution operations. Interest and related charges decreased $12 million to $242 million for the first quarter of 2002 as compared to 2001, reflecting lower overall interest rates on debt securities offset somewhat by new issues of trust preferred securities in the fourth quarter of 2001.

Dominion Energy

	Three Months Ended March 31,
(millions, except per share amounts)	2002	2001
Operating revenue	$1,475	$1,599
Operating expenses	1,181	1,292
Net income contribution	141	160
EPS contribution	$0.52	$0.64

Electricity supplied (million mwhr)	23	21
Gas transmission throughput (bcf)	201	216
Gas and oil production (bcfe)	3	3

Overview of First Quarter 2002 Results

Dominion Energy contributed $141 million and $0.52 per diluted share for the first quarter of 2002, a decrease of $19 million and $0.12 per diluted share over 2001 results. The decrease in net income reflects lower revenues, reflecting the impact of comparably milder weather on regulated electric sales revenues and lower gas prices on nonregulated gas sales revenue. These factors were partially offset by the inclusion of Millstone sales revenue in 2002. Operating expenses also decreased, reflecting primarily purchased gas as a result of lower gas prices and volumes associated with field services activities. This decrease was partially offset by increases in electric fuel and energy purchases, purchased capacity, and operations and maintenance expenses resulting primarily from the Millstone operations.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Revenue

Operating revenue decreased $124 million to $1.5 billion for the first quarter of 2002 as compared to 2001, reflecting primarily a decrease in nonregulated gas sales resulting from lower prices and volumes at Dominion's field services business. Regulated electric sales revenue decreased as a result of comparatively milder weather partially offset by customer growth. Nonregulated electric sales increased, reflecting the operations of Millstone power plant, acquired March 31, 2001, and contributions by Dominion's electric trading activities. The first quarter of 2002 results included sales to other Dominion segments of $33 million.

Operating Expenses

Operating expenses decreased $111 million to $1.2 billion for 2002 as compared to the first quarter of 2001, reflecting lower purchased gas costs associated with lower gas prices and volumes at Dominion's field services operations partially offset by operating expenses associated with Millstone. Electric fuel and energy purchases, net increased primarily due to Millstone nuclear fuel amortization partially offset by lower fuel costs at Dominion's regulated electric utility. These costs were lower due to changes in generation mix and comparatively milder weather. Depreciation increased primarily as a result of the addition of Millstone's depreciable assets.

Selected Information-Energy Trading Activities

See Selected Information-Energy Trading Activities in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of the energy trading, hedging and arbitrage activities of the Dominion Energy Clearinghouse (the Clearinghouse) and related accounting policies. For additional discussion of trading activities, see Market Rate Sensitive Instruments and Risk Management.

The Clearinghouse holds a portfolio of derivative financial contracts used by Dominion to manage the price risk of certain anticipated sales of Dominion E&P's 2002 natural gas production (economic hedges). Dominion has not designated these derivatives as hedges for accounting purposes and, as a result, its quarterly earnings will reflect the changes in their fair values until settled. For the first quarter of 2002, Dominion Energy recognized a net loss comprised of $61 million of unrealized losses offset by $7 million of gains related to contract settlements. The effects of these economic hedges, together with Dominion's portfolio of energy contracts held for trading purposes, are included in the tables presented below.

During the remainder of 2002, individual quarterly earnings will reflect changes in fair value and financial settlement of the economic hedges as well as the anticipated gas sales at then current market prices. Differences in the timing of amounts recognized related to the economic hedges and the anticipated gas sales may result in net losses in certain quarters. However, for the entirety of fiscal year 2002, Dominion expects the combination of the anticipated gas sales and the economic hedges to result in a range of prices for those sales as contemplated by its risk management strategy.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

A summary of the changes in the unrealized gains and losses in Dominion's energy trading contracts, including the economic hedges, during the first quarter of 2002 follows:

Energy Trading Contracts
(millions)
Net unrealized gain at December 31, 2001	$165
Contracts realized or otherwise settled during the period	(13)
Net unrealized gain at inception of contracts initiated during the period	29
Change in unrealized gains and losses attributable to net arbitrage gains and changes in market prices	5
Changes in unrealized gains and losses attributable to changes in valuation techniques	6
Net unrealized gain at March 31, 2002	$192

Unrealized gains and losses in Dominion's energy trading contracts, including the economic hedges, at March 31, 2002 are summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:
(millions)	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	Greater than 5 years	Total
Prices actively quoted	$6	31	19	--	--	$56
Prices provided by other external sources	--	$14	13	27	10	$64
Prices based on models and other valuation methods	$25	15	11	12	9	$72

Dominion Delivery
	Three Months Ended March 31,
(millions, except per share amounts)	2002	2001
Operating revenue	$768	$1,245
Operating expenses	501	948
Net income contribution	147	157
EPS contribution	$0.55	$0.63

Electricity delivered (million mwhr)	17	19
Gas throughput (bcf)	137	162

Overview of First Quarter 2002 Results

Dominion Delivery contributed $147 million and $0.55 per diluted share for the first quarter of 2002, a decrease of $10 million and $0.08 per diluted share over 2001 results. Comparably milder weather resulted in the decrease in net income as regulated electric and gas sales revenue and purchased gas expense were each down due to lower volumes.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Revenue

Operating revenue decreased $477 million to $768 million for the first quarter of 2002 as compared to 2001, reflecting primarily a decrease in nonregulated electric and gas sales offset somewhat by an increase in gas transportation and storage revenue. Regulated electric sales revenue decreased as a result of comparatively milder weather partially offset by customer growth. Regulated gas sales revenue decreased primarily due to comparably milder weather. Gas transportation and storage revenue increased reflecting the switch of customers in Dominion's regulated gas distribution operations in certain service territories to alternate suppliers. These customers became transport customers as opposed to sales customers.

Operating Expenses

Operating expenses decreased $447 million to $501 million for 2002 as compared to the first quarter of 2001 reflecting lower purchased gas costs resulting from comparably milder weather, lower natural gas prices as reflected in rates and customers switching to alternative gas suppliers. The milder weather has also resulted in a decrease in maintenance costs.

Dominion Exploration & Production
	Three Months Ended March 31,
(millions, except per share amounts)	2002	2001
Operating revenue	$390	$371
Operating expenses	252	243
Net income contribution	88	71
EPS contribution	$0.33	$0.29

Gas and oil production (bcfe)	108	76
Average realized prices with hedging results
Natural gas (mcf)	$3.26	$3.77
Oil (bbl)	$20.88	$26.47
Average prices without hedging results
Natural gas (mcf)	$2.35	$6.61
Oil (bbl)	$20.11	$27.26

Overview of First Quarter 2002 Results

Dominion E&P contributed $88 million and $0.33 per diluted share for the first quarter of 2002, an increase of $17 million and $0.04 per diluted share over 2001 results. These results reflect increased production partially offset by lower average realized prices.

Operating Revenue

Operating revenue increased $19 million to $390 million for the first quarter of 2002 as compared to 2001. The acquisition of Louis Dreyfus contributed largely to the increase in overall gas and oil production levels. Average realized prices for both gas and oil decreased for the comparative quarters.

Operating Expenses

Operating expenses increased $9 million to $252 million for the first quarter of 2002 as compared to 2001 reflecting primarily increased depreciation and amortization associated with the higher levels of production noted above.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate and Other

	Three Months Ended March 31,
(millions, except per share amounts)	2002	2001
Operating revenue*	$59	$75
Operating expenses	181	429
Net expense	(54)	(226)
EPS impact	$(0.20)	$(0.91)

* Amounts relate to Dominion's financial services subsidiary, Dominion Capital, Inc. All other corporate revenue relates to intersegment services provided by Dominion Resources Services, Inc. and are not presented as such amounts are eliminated in consolidation.

First Quarter 2002 Results

Net expenses associated with corporate and other operations for the first quarter of 2002 were $54 million and $(0.20) per diluted share, a decrease in net expenses of $172 million and $0.71 per diluted share as compared to 2001. The decrease in net expense reflects primarily a decrease in operating expenses for the comparative quarters. This decrease includes the impact of a charge of $220 million ($136 million after-tax), reported in operations and maintenance expense, related to the purchase of three non-utility generating plants previously serving Dominion under long-term contracts. In addition, the decrease also reflects a $22 million reduction in amortization expense, reflecting the discontinuance of goodwill amortization effective January 1, 2002.

Liquidity and Capital Resources

Dominion and its subsidiaries depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by the cash flow from operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities and additional long-term debt financing.

Internal Sources of Liquidity

Cash flow from operating activities provided $412 million during the three months of 2002 as compared to $922 million in 2001. The decrease in cash flow from operating activities for the first quarter of 2002 resulted primarily from the following:

  a shift in net margin requirements from the net receipt of cash under margin arrangements during the first quarter of 2001 to the net payments of cash into margin deposits during the first quarter of 2002, and collections of comparatively higher levels of receivables during the first quarter of 2001 as compared to the first quarter of 2002 reflective of higher gas prices as of year-end 2000;

Dominion's operations are subject to risks and uncertainties that may negatively impact cash flows from operations. See the discussion of such factors in Internal Sources of Liquidity in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

External Sources of Liquidity

In the External Sources of Liquidity section of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, Dominion discussed the use of capital markets by Dominion Resources, Inc., Virginia Power, and CNG (the Dominion Companies) as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, that section of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of March 31, 2002, there have been no downgrades of the Dominion Companies' credit ratings, as disclosed in the 2001 Annual Report. In addition, there have been no changes to or events of default under Dominion's debt covenants.

During the first three months of 2002, Dominion and its subsidiaries issued long-term debt and common stock totaling $1.8 billion. The proceeds were used primarily to repay other debt and finance capital expenditures.

Short-term Debt

At March 31, 2002, the Dominion Companies had commercial paper programs with an aggregate limit of $2.05 billion, supported by a $1.75 billion 364-day revolving credit facility and a $300 million multi-year facility. These credit facilities mature in the second quarter of 2002 and are expected to be replaced. During 2001, credit facilities totaling $1.05 billion matured and were not renewed.

The Dominion Companies' net borrowings under the commercial paper program were $1.08 billion at March 31, 2002, a decrease of $780 million from amounts outstanding at December 31, 2001. Commercial paper borrowings are used primarily to fund working capital requirements and as bridge financing of acquisitions, and therefore may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

In addition to commercial paper, Virginia Power may also issue up to $200 million aggregate outstanding principal of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes that are expected to be sold in private placements. Any ECNs issued would have a stated maturity of 390 days from issuance and may be redeemed, at Virginia Power's option, within 90 days or less from issuance. There were no ECNs outstanding at March 31, 2002.

Long-Term Debt

During the first three months of 2002, Dominion Resources, Inc. issued the following debt securities:

  $250 million of medium-term notes bearing interest at 3.875 percent and maturing in 2004, and

  $330 million of equity-linked debt securities bearing interest at 5.75 percent and maturing in 2008.

During the first three months of 2002, the Dominion Companies, and certain other subsidiaries, repaid $517 million of long-term debt securities.

In addition, during the first three months of 2002, Virginia Power called for redemption of its $200 million, 6.75 percent 1997-A mortgage bonds due February 1, 2007. Virginia Power completed the redemption by issuing $650 million of 5.375 percent senior notes (Notes) due 2007. The redemption included a direct exchange of $117 million of Notes for mortgage bonds. Virginia Power used the remaining proceeds of Notes to redeem the remaining $83 million of mortgage bonds and for general corporate purposes including the repayment of other debt.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Issuance of Common Stock

During the first quarter of 2002, Dominion received proceeds of $689 million from the issuance of common stock. In March 2002, Dominion issued approximately 10 million shares through an equity offering and received proceeds of $618 million. The remainder of the shares issued and proceeds received occurred through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans, and the exercise of employee stock options.

Amounts Available under Shelf Registrations

At March 31, 2002, Dominion Resources, Inc. and Virginia Power had approximately $1.06 billion and $250 million of principal amount remaining under currently effective shelf registrations, respectively. CNG filed a shelf registration statement with the SEC for $1.5 billion which went effective during April 2002.

Investing Activities

During the first quarter of 2002, investing activities resulted in a net cash outflow of $576 million, reflecting the following primary investing activities:

  capital expenditures of $333 million that included construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets; and

  capital expenditures of $274 million that included the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions.

Contractual Cash Obligations and Commitments

As of March 31, 2002, other than scheduled maturities of debt issued during the first three months of 2002, there have been no significant changes to the contractual obligations and commitments previously disclosed in the Contractual Cash Obligations and Commitments section of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Future Issues

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. We recommend that this section be read in conjunction with Future Issues and Outlook in MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Regulated Electric Operations

Separation of Electric Generation and Delivery Operations

The Virginia Electric Utility Restructuring Act was enacted in 1999 and, among other things, addressed divestiture, functional separation and other corporate relationships. The Act required Virginia's electric utilities to file with the Virginia Commission their plans to separate generation from transmission and distribution operations.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion's proposed separation plan included transferring the generation assets and operations, including its non-utility power purchase contracts, from its regulated electric utility, Virginia Power, to a separate affiliated company. In December 2001, the Virginia Commission directed Dominion to separate its generation, distribution, and transmission functions through creation of divisions within Virginia Power, rather than through transfer of generation assets to a separate affiliate. The Virginia Commission's December 2001 order did not preclude further consideration of Dominion's proposed corporate reorganization and asset transfer, pending, in the Virginia Commission's view, further developments in needed market structures and competitive retail electric generation markets. Dominion has decided not to appeal the Virginia Commission's order. No assessment can be made at this time concerning future developments.

Alliance Regional Transmission Organization (RTO)

On April 25, 2002 the Federal Energy Regulatory Commission (FERC) issued an order addressing a request by the Alliance Companies and National Grid USA that FERC find that certain proposed policy resolutions provide an appropriate basis for the participation of the Alliance Companies in the Midwest Independent System Operator (ISO). While a member of the Alliance Companies, Dominion did not join the request. The FERC order provided direction and guidance to the Alliance Companies on the basis for participation in the Midwest ISO, and stated that certain of the guidance is intended to be applicable regardless of which RTO the Alliance Companies join. FERC also directed the Alliance Companies to file within 30 days detail on which RTO they plan to join and whether such participation will be collective or individual. Should the individual or collective Alliance Companies decide to join the Midwest ISO, FERC directed such companies to detail their plans for the timing of such event taking into consideration FERC's guidance.

Regulated Gas Operations

Rate Matters-Pennsylvania

The Pennsylvania Public Utility Commission (Pennsylvania Commission) issued an audit report in March 2002 regarding a compliance audit of Dominion's purchased gas cost rates for the years 1997 through 1999. Dominion was directed to refund $5 million to sales customers over a two-year period beginning April 1, 2002.

Pending Acquisition

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

Accounting Matters

In 2001, FASB issued SFAS No. 142, Goodwill and Intangible Assets and SFAS No. 143, Accounting for Asset Retirement Obligations. See Notes 3 and 4 to the Consolidated Financial Statements for a discussion of the Dominion's evaluation of the impact of adopting these new standards.

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market Rate Sensitive Instruments and Risk Management

Dominion's financial instruments, derivative financial instruments and derivative commodity contracts are exposed to potential losses due to adverse changes in interest rates, commodity prices and equity security prices as described below. Interest rate risk generally is related to Dominion's outstanding debt and financial services activities. Commodity price risk is present in Dominion's electric operations, gas production and procurement operations, and energy marketing and trading operations due to the exposure to market shifts for prices received and paid for natural gas, electricity and other commodities. Dominion uses derivative commodity contracts to manage price risk exposures for these operations. Dominion is exposed to equity price risk through various portfolios of equity securities.

Dominion's sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10 percent unfavorable change in interest rates and commodity prices.

Commodity Price Risk-Trading Activities

As part of its strategy to market energy and to manage related risks, Dominion manages a portfolio of derivative commodity contracts held for trading purposes. These contracts are sensitive to changes in the prices of natural gas, electricity and certain other commodities. Dominion uses established policies and procedures to manage the risks associated with these price fluctuations and uses various commodity instruments, such as futures, forwards, swaps and options, to reduce risk by creating offsetting market positions. In addition, Dominion seeks to use its generation capacity, when not needed to serve customers in its service territory, to satisfy commitments to sell energy.

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $36 million and $12 million in the fair value of its commodity contracts held for trading purposes as of March 31, 2002 and December 31, 2001, respectively.

Commodity Price Risk-Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas, oil and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of Dominion's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange.

A hypothetical 10 percent unfavorable change in market prices of Dominion's non-trading derivative commodity instruments would have resulted in a decrease in fair value of approximately $282 million and $155 million as of March 31, 2002 and December 31, 2001, respectively. These results reflect comparably higher commodity prices and volumes as of March 31, 2002.

The impact of a change in energy commodity prices on Dominion's non-trading derivative commodity instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from derivative commodity instruments used for hedging purposes, to the extent realized, are generally offset by recognition of the hedged transaction, such as revenue from sales.

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. In addition, Dominion, through subsidiaries, retains ownership of mortgage investments, including subordinated bonds and interest-only residual assets retained at securitization of mortgage loans originated and purchased. For financial instruments outstanding at March 31, 2002 and December 31, 2001, a hypothetical 10 percent increase in market interest rates would decrease annual earnings by approximately $5 million and $10 million, respectively.

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

(Continued)

Foreign Exchange Risk

Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its consolidated financial statements. Since these translation adjustments do not impact cash flows, Dominion's management monitors this exposure but believes it is not material. Although Dominion may purchase products and services denominated in foreign currencies for use in its non-Canadian operations and may use currency forward contracts to manage related risks, such commitments were not material at March 31, 2002 and December 31, 2001.

Equity Price Risk

Dominion is subject to equity price risk due to marketable securities held as investments and in trust funds. In accordance with current accounting standards, the marketable securities are reported on the balance sheet at fair value. There have been no significant changes in the trust fund balances since December 31, 2001.

Forward-Looking Statements

The matters discussed in this Item may contain "forward-looking statements" as described in the introductory paragraphs under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. The reader's attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect the future of Dominion.

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

In April 2002, the U.S. Court of Appeals for the District of Columbia vacated and remanded a Federal Energy Regulatory Commission (FERC) order that Dominion had contested. The FERC order, issued in May 2000, originally required Dominion to adopt codes of conduct among its regulated and unregulated energy affiliates as a condition of FERC's approval of the merger of Dominion and CNG.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion's Annual Shareholders Meeting was held on April 26, 2002 and the following matters were voted on by shareholders.

Election of Directors

The following Directors were elected to the Board of Directors for a one-year term or until next year's annual meeting.

Nominee	Votes For	Votes Withheld
William S. Barrack, Jr.	222,568,904	2,457,588
Ronald J. Calise	222,969,317	2,057,175
Thos. E. Capps	222,616,135	2,410,357
George A. Davidson, Jr.	222,507,325	2,519,167
John W. Harris	223,077,766	1,948,726
Benjamin J. Lambert, III	222,488,949	2,537,543
Richard L. Leatherwood	222,923,520	2,102,972
Margaret A. McKenna	222,820,574	2,205,918
Steven A. Minter	222,824,166	2,202,326
Kenneth A. Randall	222,537,120	2,489,372
Frank S. Royal	222,485,262	2,541,230
S. Dallas Simmons	222,964,085	2,062,407
Robert H. Spilman	222,576,184	2,450,308
David A. Wollard	222,929,544	2,096,948

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

(Continued)

Shareholder Proposals

The result of the shareholder proposal relating to renewable energy sources is as follows.
Votes For	Votes Against	Votes Abstained
10,813,048	176,655,581	5,035,569

The result of the shareholder proposal relating to poison pills is as follows:
Votes For	Votes Against	Votes Abstained
70,651,927	117,990,388	3,852,157

ITEM 5. OTHER INFORMATION

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Risk Factors and Cautionary Statements That May Affect Future Results in Part I, Item 2 for discussion of various risk factors and uncertainties that may affect the future of Dominion. See Future Issues in MD&A for additional information concerning Separation of Electric Generation and Delivery Operations, Rate Matters, Regulated Gas Operations and Environmental Matters.

Labor Relations

On April 25, 2002, members of Service Employees International Union (SEIU) Local 69-II approved a new labor contract with Dominion Transmission, Inc. and Hope Gas, Inc.. The agreement is retroactive to April 1, 2002 and will extend until April 1, 2006.

Executive Stock Options

On April 17, 2002, Dominion announced that it would waive certain forfeiture provisions so that its executives could exercise up to 20 percent of their vested options. The options had been granted in 1999 and thereafter under a shareholder-approved plan and coincided with the elimination of the company's cash-based long-term incentive program. A total of 1.1 million stock options were eligible to be exercised and at April 30, approximately 1 million options were exercised and the resulting shares sold. Dominion bought back 1 million shares, effectively eliminating any dilution.

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
4.1

Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference); Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001, incorporated by reference); Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K, dated May 25, 2001, incorporated by reference; and

Form of Tenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489, incorporated by reference).

(b) Reports on Form 8-K:
1.	Dominion filed a report on Form 8-K/A, dated January 11, 2002, relating to required financial statement disclosures for the Louis Dreyfus acquisition.
2.	Dominion filed a report on Form 8-K, dated January 29, 2002, relating to Dominion's press release announcing unaudited results of operations for the fiscal year ended December 31, 2001.
3.	Dominion filed a Form 8-K on March 13, 2002, relating to the sale of 9,400,000 shares of common stock to Salomon Smith Barney Inc.
4.	Dominion filed a Form 8-K on March 18, 2002, relating to the sale of 6,000,000 Upper DECS Equity Income Securities to Salomon Smith Barney Inc. .

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DOMINION RESOURCES, INC. Registrant

May 3, 2002	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)