Form 10-Q
period 2002-06-30
DOMINION RESOURCES INC /VA/
filed 2002-08-07
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At July 31, 2002, the latest practicable date for determination, 278,121,959 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX
Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Six Months Ended June 30, 2002 and 2001	3
	Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	4-5
	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-35
PART II. Other Information
Item 1.	Legal Proceedings	36
Item 5.	Other Information	36-37
Item 6.	Exhibits and Reports on Form 8-K	37-38

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(millions, except per share amounts)
Operating Revenue	$2,332	$2,309	$4,966	$5,507

Operating Expenses
Electric fuel and energy purchases, net	326	339	660	660
Purchased electric capacity	160	158	344	346
Purchased gas, net	219	254	624	1,305
Liquids, pipeline capacity and other purchases	40	46	80	112
Other operations and maintenance	550	583	1,079	1,257
Depreciation, depletion and amortization	319	315	636	596
Other taxes	93	96	208	217
Total operating expenses	1,707	1,791	3,631	4,493

Income from operations	625	518	1,335	1,014

Other income	29	24	52	40

Interest and related charges:
Interest expense	209	231	421	461
Subsidiary preferred dividends and distributions of subsidiary trusts	28	25	58	49
Total interest and related charges	237	256	479	510

Income before income taxes	417	286	908	544
Income taxes	145	131	315	226

Net income	$ 272	$ 155	$ 593	$ 318

Earnings Per Common Share - Basic	$0.98	$0.63	$2.18	$1.29

Earnings Per Common Share - Diluted	$0.97	$0.62	$2.16	$1.27

Dividends paid per common share	$0.645	$0.645	$1.29	$1.29

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	June 30, 2002	December 31, 2001*
	(millions)
Current Assets
Cash and cash equivalents	$ 225	$ 486
Customer accounts receivable, net	1,986	1,770
Other accounts receivable	267	177
Inventories	589	577
Investment securities - trading	--	244
Derivative and energy trading assets	1,391	1,311
Margin deposit assets	302	30
Prepayments	172	384
Other	368	375
Total current assets	5,300	5,354

Investments
Investments in affiliates	477	490
Available for sale securities	595	393
Nuclear decommissioning trust funds	1,688	1,697
Other	573	580
Total investments	3,333	3,160

Property, Plant and Equipment
Property, plant and equipment	31,285	29,797
Accumulated depreciation, depletion and amortization	(11,951)	(11,433)
Total property, plant and equipment, net	19,334	18,364

Deferred Charges and Other Assets
Goodwill	4,240	4,210
Intangible assets, net	299	317
Regulatory assets, net	533	574
Prepaid pension costs	1,556	1,511
Derivative and energy trading contracts	550	545
Other	262	334
Total deferred charges and other assets	7,440	7,491
Total assets	$35,407	$34,369

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2002	December 31, 2001*
	(millions)
Current Liabilities
Securities due within one year	$ 1,879	$ 1,354
Short-term debt	1,324	1,859
Accounts payable, trade	1,780	1,776
Accrued interest, payroll and taxes	550	564
Derivative and energy trading liabilities	1,365	1,086
Margin deposit liabilities	3	88
Other	740	751
Total current liabilities	7,641	7,478

Long-Term Debt
Long-term debt	12,208	11,797
Notes payable - affiliates	166	322
Total long-term debt	12,374	12,119

Deferred Credits and Other Liabilities
Deferred income taxes	3,637	3,812
Derivative and energy trading liabilities	735	322
Other	806	754
Total deferred credits and other liabilities	5,178	4,888
Total liabilities	25,193	24,485

Commitments and Contingencies (see Note 14)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts**	1,132	1,132

Preferred Stock
Subsidiary Preferred Stock Not Subject To Mandatory Redemption	384	384

Common Shareholders' Equity
Common stock - no par, authorized - 500.0 million shares; outstanding - 278.0 million shares at June 30, 2002 and 264.7 shares at December 31, 2001	7,835	7,129
Other paid-in capital	46	28
Accumulated other comprehensive income (loss)	(173)	289
Retained earnings	990	922
Total common shareholders' equity	8,698	8,368
Total liabilities and shareholders' equity	$35,407	$34,369

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

*  The Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial Statements at that date.

** Debt securities issued by Dominion Resources, Inc. and certain subsidiaries constitute 100 percent of the trusts' assets.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2002	2001
	(millions)
Net Cash Flows From (Used In) Operating Activities
Net income	$ 593	$ 318
Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, and amortization	695	637
Deferred income taxes	123	105
Net unrealized gains on energy trading contracts	(40)	(6)
Changes in:
Accounts receivable	(319)	(88)
Inventories	(11)	(37)
Unrecovered gas costs	(3)	200
Purchase and origination of mortgages	--	(1,528)
Proceeds from sale and principal collections of mortgages	--	993
Accounts payable, trade	67	110
Accrued interest, payroll, and taxes	(14)	(149)
Margin deposit assets and liabilities	(358)	381
Prepayments	212	94
Other	(113)	(11)
Net cash from operating activities	832	1,019

Cash Flows From (Used In) Investing Activities
Plant construction and other property additions	(580)	(541)
Oil and gas properties and equipment	(931)	(430)
Loan originations	--	(336)
Repayment of loan originations	16	811
Acquisition of businesses	(186)	(1,313)
Purchase of securities	--	(205)
Other	--	(103)
Net cash used in investing activities	(1,681)	(2,117)

Cash Flows From (Used In) Financing Activities
Repayment of short-term debt, net	(531)	(1,995)
Issuance of long-term debt	1,696	6,134
Repayment of long-term debt	(949)	(3,259)
Issuance of preferred securities of subsidiary trusts	--	550
Issuance of common stock	741	102
Common dividend payments	(346)	(318)
Other	(23)	--
Net cash from financing activities	588	1,214

Decrease in cash and cash equivalents	(261)	116
Cash and cash equivalents at beginning of period	486	360
Cash and cash equivalents at end of period	$ 225	$ 476

Supplemental Cash Flow Information
Noncash exchange of mortgage bonds for senior notes	$117	--

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Dominion Resources, Inc. (Dominion) is a holding company headquartered in Richmond, Virginia. Its principal subsidiaries are Virginia Electric and Power Company (Virginia Power), Consolidated Natural Gas Company (CNG) and Dominion Energy, Inc. (DEI). Dominion and CNG are registered holding companies under the Public Utility Holding Company Act of 1935 (1935 Act).

Virginia Power is a regulated public utility that generates, transmits and distributes electricity within a 30,000-square-mile area in Virginia and northeastern North Carolina. Virginia Power sells electricity to approximately 2.2 million retail customers, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power has trading relationships beyond its retail service territory and buys and sells wholesale electricity, natural gas and other energy commodities.

CNG operates in all phases of the natural gas business. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania and West Virginia. Its interstate gas transmission pipeline system serves each of its distribution subsidiaries, non-affiliated utilities and end use customers in the Midwest, Mid-Atlantic and Northeast. CNG's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore. CNG also provides a variety of energy marketing services.

DEI is an independent power producer and a natural gas and oil exploration and production company active in the United States and Canada.

Dominion manages its daily operations through three primary operating segments: Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also reports its corporate and other operations as an operating segment. Assets remain wholly owned by the legal subsidiaries. See Note 16.

The term "Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Note 2.    Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of Dominion's management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of June 30, 2002, and its results of operations for the three and six-month periods and cash flows for the six-month periods ended June 30, 2002 and 2001.

The consolidated financial statements include the accounts of Dominion Resources, Inc. and its subsidiaries, with all significant intercompany transactions and accounts eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect certain estimates and assumptions made by management in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

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

During the second quarter of 2002, Dominion extended the useful lives of most of its fossil fuel stations and electric distribution property based on depreciation studies that indicated longer lives were appropriate after considering the effects of aging, current and planned environmental and other capital expenditures. The new estimated useful lives of Dominion's property, plant and equipment are as follows: generation 20-65 years, transmission 30-70 years, distribution 23-53 years, and other 5-25 years. These changes in estimated useful lives reduced depreciation expense by $8 million for the second quarter of 2002. These changes are expected to reduce depreciation expense for the entirety of 2002 by approximately $40 million and approximately $60 million on an annual pre-tax basis thereafter.

Note 3.     Recently Issued Accounting Standards

Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be an operating expense. Dominion will adopt the standard effective January 1, 2003. Dominion has identified certain retirement obligations that will be subject to the standard. These obligations are associated with the decommissioning of its nuclear generation facilities, removal of certain storage tanks, the abandonment of certain natural gas pipelines, and dismantlement and restoration activities for its gas and oil wells and platforms. The standard requires that any transition adjustments measured at adoption will be recognized as a cumulative effect of a change in accounting principle. Dominion has not yet determined the financial impact of adopting the new standard. For more discussion, see Note 4 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 4.     Goodwill and Intangible Assets

In 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Dominion adopted SFAS No. 142 on January 1, 2002. The discontinuance of goodwill amortization under SFAS No. 142 will result in an increase in net income of $95 million in 2002. Dominion is required to test its goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances might indicate that the fair value of Dominion's reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Dominion completed the transitional goodwill impairment test during the second quarter of 2002 and found no instances of impairment.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Had the provisions of SFAS No. 142 requiring the discontinuance of goodwill amortization been applied for the three and six months ended June 30, 2001, and for the years ended December 31, 2001, 2000, and 1999, Dominion's income before extraordinary item and cumulative effect of a change in accounting principle, net income and earnings per share would have been as follows:

	Amount	Basic Earnings Per Share	Diluted Earnings Per Share
Interim Periods:	(millions)
Three Months Ended June 30, 2001
Reported net income	$155	$0.63	$0.62
Add: Goodwill amortization	22	0.09	0.09
Adjusted net income	$177	$0.72	$0.71

Six Months Ended June 30, 2001
Reported net income	$318	$1.29	$1.27
Add: Goodwill amortization	44	0.18	0.18
Adjusted net income	$362	$1.47	$1.45

Annual Periods-Year Ended:
2001
Reported net income	$544	$2.17	$2.15
Add: Goodwill amortization	95	0.38	0.38
Adjusted net income	$639	$2.55	$2.53

2000
As Reported:
Income before cumulative effect of a change in accounting principle	$415	$1.76	$1.76
Net income	436	1.85	1.85
Add: Goodwill amortization	83	0.35	0.35
As Adjusted:
Income before cumulative effect of a change in accounting principle	498	2.11	2.11
Net income	519	2.20	2.20

1999
As Reported:
Income before extraordinary item	$552	$2.88	$2.81
Net income	297	1.55	1.48
Add: Goodwill amortization	6	0.03	0.03
As Adjusted:
Income before extraordinary item	558	2.91	2.84
Net income	303	1.58	1.51

Other than the $24 million adjustment made during the first quarter of 2002 to the carrying amount of goodwill recognized as part of the purchase of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus), there were no significant changes in the carrying amount of goodwill during the first half of 2002. See Note 5.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

All of Dominion's intangible assets other than goodwill are subject to amortization. Amortization expense for intangible assets was $12 million and $9 million for the three months ended June 30, 2002 and 2001, respectively, and $25 million and $18 million for the six months ended June 30, 2002 and 2001, respectively. There were no material acquisitions of intangible assets during the first half of 2002. The components of intangible assets at June 30, 2002 were as follows:

	Gross Carrying Amount	Accumulated Amortization
(millions)
Software and software licenses	$431	$177
Other	66	17
Total	$497	$194

Amortization expense for intangible assets is estimated to be $52 million for 2002, $49 million for 2003, $46 million for 2004, $38 million for 2005 and $34 million for 2006.

Note 5.     Acquisitions

Louis Dreyfus

On November 1, 2001, Dominion acquired all of the outstanding shares of common stock of Louis Dreyfus Natural Gas Corp., a natural gas and oil exploration and production company headquartered in Oklahoma City, Oklahoma, for $1.8 billion in common stock and cash. Dominion acquired Louis Dreyfus by merging it into a new subsidiary and then contributed the subsidiary to CNG. The purchase price allocation was completed during the first quarter of 2002 upon receipt of information from outside specialists, increasing liabilities and goodwill each by $24 million. All of the goodwill arising from the Louis Dreyfus acquisition has been allocated to the Dominion Exploration & Production segment for purposes of impairment testing under SFAS No. 142.

State Line

On June 1, 2002, Dominion acquired 100 percent ownership of Mirant State Line Ventures, Inc. (State Line) from Mirant Corporation for approximately $182 million in cash. State Line's assets include a 515-megawatt coal-fired generation facility located near Hammond, Indiana. State Line will be included in the Dominion Energy operating segment.

Note 6.     Restructuring Activities

2001 Restructuring Plan

In the fourth quarter of 2001, after fully integrating Dominion's existing organization and operations with those of CNG, management initiated a focused review of Dominion's combined operations. As a result, Dominion recognized restructuring costs which included employee severance and termination benefits and the abandonment of leased office space no longer needed.

Under the 2001 restructuring plan, Dominion identified approximately 340 salaried positions to be eliminated and recorded $42 million in employee severance-related costs. Through June 30, 2002, Dominion had eliminated 243 positions.

The change in the liabilities for severance and related costs and lease termination costs during the first six months of 2002 is presented below:

(millions)	Severance Liability	Lease Liability
Balance at December 31, 2001	$42	$10
Amounts paid	(17)	(3)
Balance at June 30, 2002	$25	$ 7

For additional information on restructuring activities, see Note 7 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted earnings per share:
(millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Earnings per share - basic
Net income	$272	$155	$593	$318
Average shares of common stock outstanding - basic	277.3	247.4	272.1	246.8
Earnings per share - basic	$0.98	$0.63	$2.18	$1.29

Earnings per share - diluted
Net income	$272	$155	$593	$318
Average shares of common stock outstanding	277.3	247.4	272.1	246.8
Net effect of dilutive stock options	2.6	2.6	2.2	2.6
Average shares of common stock outstanding - diluted	279.9	250.0	274.3	249.4
Earnings per share - diluted	$0.97	$0.62	$2.16	$1.27

Antidilutive options excluded from calculation of diluted average shares of common stock outstanding	2.0	0.9	3.8	0.5

Note 8.     Comprehensive Income

For the three months ended June 30, 2002 and 2001, Dominion recognized total comprehensive income of $147 million and $308 million, respectively. For the six months ended June 30, 2002 and 2001, Dominion recognized total comprehensive income of $131 million and $400 million, respectively. Other comprehensive income for the three and six month periods ended June 30, 2002 and 2001 relates primarily to the effective portion of the changes in fair values of derivatives designated as hedging instruments in cash flow hedges as described in more detail in Note 9.

Note 9.     Derivatives and Hedge Accounting

Dominion recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $183 million, net of taxes of $106 million in the first quarter of 2001 in connection with the January 1, 2001 adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Changes in Dominion's accumulated other comprehensive income (loss) associated with the effective portion of the change in fair value of derivatives designated as hedging instruments in cash flow hedges, net of taxes and related amounts reclassified to earnings are as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2002	2001	2002	2001
(millions)
$(119)	$161	$(458)	$283

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Based on balances at June 30, 2002, Dominion expects to reclassify approximately $17 million of net gains in AOCI at June 30, 2002 to earnings during the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market prices. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of June 30, 2002, Dominion is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of one to six years.

Dominion recognized pre-tax increases (decreases) in earnings for hedge ineffectiveness as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2002	2001	2002	2001
Ineffectiveness:
Fair value hedges	$6	--	$3	-
Cash flow hedges	(11)	$1	(17)	$1
Total	$ (5)	$1	$(14)	$1

For options designated as hedging instruments, Dominion excludes the changes in the options' fair value attributable to time value from the measurement of hedge effectiveness. Such amounts were included in earnings but did not exceed $1 million in any of the reported periods.

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

Margin Deposit Assets and Liabilities

Amounts reported as margin deposit assets represent funds held on deposit by various trading counterparties that resulted from credit exposures exceeding agreed upon credit limits. Amounts reported as margin deposit liabilities represent funds held by Dominion that resulted from credit exposures for various trading counterparties exceeding agreed upon credit limits. These credit limits and the mechanism for calculating the amounts to be held on deposit are determined in the ISDA (International Swap Dealers Association) master agreements in place between Dominion and the counterparties. As of June 30, 2002 and December 31, 2001, Dominion had margin assets (funds paid by Dominion and held by counterparties) of $302 million and $30 million, respectively, and margin deposit liabilities (funds paid by counterparties and held by Dominion) of $3 million and $88 million, respectively.

Note 10.     Ceiling Test

As more fully described in Note 2 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, Dominion follows the full cost method of accounting for gas and oil exploration and production activities, as prescribed by the SEC. Under this method, capitalized costs are subject to a quarterly "ceiling test". Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the production of proved gas and oil reserves. As currently permitted by the SEC, Dominion uses hedge adjusted period-end prices to calculate the present value of estimated future net revenues. Such prices are used for the portion of anticipated production from proved reserves that is hedged by qualifying cash flow hedges. As of June 30, 2002, the use of period-end market prices rather than hedge-adjusted prices, as otherwise required by the full cost method, would not have resulted in an impairment charge. Due to the volatility of gas and oil prices, it is reasonably possible that for some quarters, Dominion may satisfy the ceiling test using hedge-adjusted prices, whereas the use of market prices could have resulted in an impairment charge.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11.     Investments in Retained Interests from Mortgage Securitizations

During the second quarter of 2002, Dominion evaluated its ability to sell its retained interests from previously securitized mortgages. The evaluation process included discussions with various investment advisors, securitizers of mortgages, and others in the mortgage industry. The result of that evaluation was that the retained interests were not readily saleable on terms that would be acceptable to Dominion. Therefore, during the second quarter, Dominion reclassified $236 million of retained interests from trading to available-for-sale. Dominion recognized $5 million of net realized and unrealized pre-tax losses in earnings for both the three and six months ended June 30, 2002. Beginning May 1, 2002, unrealized gains and losses on the retained interests were recorded in other comprehensive income. As of June 30, 2002, $9 million of net unrealized pre-tax losses had been recorded in other comprehensive income. For additional discussion of retained interests and prior securitizations of loans see Notes 2 and 13 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 12.     Significant Debt and Equity Transactions

Joint Credit Facilities

In May 2002, Dominion, Virginia Power and CNG entered into two joint credit facilities that allow aggregate borrowings up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million 3-year revolving credit facility that terminates in May 2005. These credit facilities replaced the $1.75 billion 364-day credit facility and Dominion's $300 million multi-year credit facility that matured during the second quarter of 2002. The new joint credit facilities will be used for working capital; as support for the combined commercial paper programs and letters of credit of Dominion, Virginia Power and CNG; and other general corporate purposes. At June 30, 2002, outstanding letters of credit totaled $185 million and related primarily to CNG.

Long-term Debt

During the first six months of 2002, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Medium-term notes	$250	3.875%	2004	Dominion Resources, Inc.
Senior notes(1)	650	5.375%	2007	Virginia Power
Equity-linked debt securities	330	5.75%	2008	Dominion Resources, Inc.
Medium-term notes(2)	83	5.72%	2005	Dominion Canada Finance Corporation
Senior notes	500	6.25%	2012	Dominion Resources, Inc.
Total issuance of long-term debt	$1,813

__________________________________

(1) During the first quarter of 2002, Virginia Power redeemed its $200 million, 6.75 percent 1997-A mortgage bonds due February 1, 2007. Virginia Power completed the redemption by issuing $650 million of 5.375 percent senior notes due 2007. The redemption included a direct exchange of $117 million of senior notes for mortgage bonds. Virginia Power used the remaining proceeds of senior notes to redeem the remaining $83 million of mortgage bonds and for general corporate purposes, including the repayment of other debt.

(2) Medium-term notes denominated in Canadian dollars but presented here in US dollars, based on exchange rates as of date of issuance.

During the first six months of 2002, Dominion and its subsidiaries repaid $949 million of long-term debt.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Equity-Linked Debt Securities

In March 2002, Dominion issued $330 million of equity-linked debt securities. Dominion used the net proceeds for general corporate purposes, including the repayment of debt. Dominion had also issued $412.5 million of equity-linked debt securities in the fourth quarter of 2000. Each equity-linked debt security consists of a stock purchase contract and a senior note issued by Dominion. The stock purchase contracts obligate the holders to purchase from Dominion shares of Dominion common stock by a future settlement date. The purchase price is $50 and the number of shares to be purchased will be determined under a formula based upon the average closing price of Dominion common stock near the settlement date. The senior notes, or treasury securities in some instances, are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. The holders may satisfy their obligation under the stock purchase contracts by allowing the senior notes to be remarketed with the proceeds being paid to Dominion as consideration for the purchase of stock under the stock purchase contracts. Alternatively, holders may choose to continue holding the senior notes and use other resources as consideration for the purchase of stock under the stock purchase contracts.

Dominion makes quarterly interest payments on the senior notes and quarterly payments on the stock purchase contracts, at the rates described below. Dominion has recorded the present value of the stock purchase contract payments as a liability, offset by a charge to common stock in shareholders' equity. Interest payments on the senior notes are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as interest expense. In calculating diluted earnings per share, Dominion applies the treasury stock method to the equity-linked debt securities. These securities did not have a significant effect on diluted earnings per share for the three and six months ended June 30, 2002.

Under the terms of the stock purchase contracts, Dominion will issue between 6.7 million and 8.1 million shares of its common stock in November 2004 and between 4.1 million and 5.5 million shares of its common stock in May 2006. A total of 13.6 million shares of Dominion's common stock is reserved for issuance in connection with the stock purchase contracts.

Selected information about Dominion's equity-linked debt securities is presented below (amounts are in millions):
Date of Issuance	Units Issued	Total Net Proceeds	Total Long-term Debt	Senior Note Annual Interest Rate	Stock Purchase Contract Annual Rate	Total Equity Charge	Stock Purchase Settlement Date	Maturity of Senior Notes
10/00	8.3	$400.1	$412.5	8.05%	1.45%	$20.7	11/04	11/06
3/02	6.6	$320.1	$330.0	5.75%	3.00%	$36.3	5/06	5/08

Common Stock

During the first six months of 2002, Dominion received proceeds of $741 million from the issuance of common stock. In March 2002, Dominion issued approximately 10.3 million shares through an equity offering and received proceeds of $618 million. The remainder of the shares issued and proceeds received occurred through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

Note 13.      Subsidiary Dividend Restrictions

The 1935 Act prohibits registered holding companies and their subsidiaries from paying dividends out of capital or unearned surplus except when they have received specific SEC authorization. In January 2002, Dominion filed an application with the SEC for relief from the restriction on paying dividends out of unearned surplus of the subsidiary into which Louis Dreyfus was merged. The request was for relief up to an amount equal to Louis Dreyfus' retained earnings before the merger. As of June 30, 2002, the application was still pending with the SEC.

There have not been any changes to other subsidiary dividend restrictions disclosed in Note 21 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14.     Commitments and Contingencies

Other than the environmental matter discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, nor have any significant new matters arisen during the six months ended June 30, 2002.

Leases with Special Purpose Entities

As described more fully in Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, Dominion, through certain subsidiaries, has entered into agreements with special purpose entities (Lessors) in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. The Lessors have financing commitments from equity and debt investors totaling $2.2 billion, of which approximately $1.2 billion has been used for project costs incurred to date. There have been no significant changes to the estimated annual lease payments for these projects disclosed in the Note 27 described above.

FASB expects to issue a new accounting standard regarding the accounting treatment for special purpose entities. The final provisions of this new standard may affect the accounting of these lease arrangements. If the special purpose entities were to be consolidated into Dominion's financial statements, Dominion would record both the project assets and related debt and minority interests on its balance sheet. Dominion is monitoring this FASB project and may consider other financing structures for these projects in the future.

Environmental Matters

During 2000, Virginia Power received a Notice of Violation from the Environmental Protection Agency (EPA) alleging that Virginia Power failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against Virginia Power alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. Virginia Power also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that Virginia Power has obtained the necessary permits for its generating facilities. Virginia Power has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at Virginia Power's coal-fired generating stations in Virginia and West Virginia. Dominion had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. As of June 30, 2002, Dominion has recorded, on a discounted basis, $18 million for the civil penalty and environmental projects. In May 2002, the EPA issued a Section 114 request for information about whether projects undertaken at Virginia Power's Chesterfield, Chesapeake, Yorktown, Possum Point and Bremo Bluff power stations were properly permitted under the Clean Air Act's New Source Review requirements, to which Virginia Power responded in a timely manner.

In July 2002, the EPA issued a Section 114 request for information about whether Morgantown Energy Associates' facility in Morgantown, West Virginia is in compliance with environmental requirements. EPA made a site visit and at that time received the requested information.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Guarantees, Letters of Credit and Surety Bonds

As part of normal business, Dominion Resources, Inc. and certain subsidiaries are party to various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees, stand-by letters of credit, and surety bonds. The amounts subject to certain of these agreements will vary depending on the covered contracts actually outstanding at any particular point in time. Guarantees and stand-by letters of credit are used, when necessary, to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis. Accordingly, Dominion and certain subsidiaries entered into guarantees and stand-by letters of credit so the third parties will be willing to enter into contracts with the subsidiaries and to extend sufficient credit to facilitate the subsidiaries' accomplishment of intended commercial purposes. In such instances, guarantees may be used to limit exposures resulting from subsidiary business activities to pre-defined amounts. To the extent a liability, subject to a guarantee, has been incurred by a consolidated subsidiary, such liability is included in Dominion's consolidated financial statements. Only in those limited instances where Dominion or certain subsidiaries enters into a guarantee on behalf of a related party that is not consolidated in the preparation of Dominion's consolidated financial statements would performance under the agreement result in the recognition of additional liabilities in Dominion's consolidated financial statements.

Guarantees

At June 30, 2002 and December 31, 2001, outstanding guarantees totaled $4.9 billion and $4.4 billion, respectively. Outstanding guarantees as of December 31, 2001 include $3.3 billion issued by Dominion Resources, Inc. and $1.1 billion issued by CNG. Dominion believes it unlikely that it would be required to perform or otherwise incur any losses associated with guarantees.

As of June 30, 2002, outstanding guarantees include $3.5 billion issued by Dominion Resources, Inc. and $1.4 billion issued by CNG and represented the following types of guarantees:

Guarantee of Consolidated Subsidiary Debt -- Dominion Resources, Inc. has guaranteed the payment of interest and principal of $852 million of subsidiary debt primarily for Dominion Capital, Inc. (DCI) and certain subsidiaries of DEI. CNG has guaranteed the payment of interest and principal on the $288 million of debt of Dominion Oklahoma Texas Exploration & Production, Inc. These debts are included in Dominion's consolidated balance sheet at June 30, 2002. In the event of default by the subsidiaries, Dominion Resources, Inc. or CNG, as applicable, would be obligated to repay such amounts.

Guarantees Supporting Commodity Transactions of Consolidated Subsidiaries -- Dominion Resources, Inc. has also guaranteed amounts up to $816 million under commodity-related contracts, primarily for certain subsidiaries of Virginia Power and DEI. CNG has also guaranteed amounts up to approximately $1.1 billion of commodity-related payments primarily for certain of its subsidiaries involved in natural gas and oil production and energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and related commodities and services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in Dominion's consolidated balance sheet at June 30, 2002. If any one of these subsidiaries fails to perform or pay under the contracts and the counterparties seek performance or payment, Dominion Resources, Inc. or CNG, as applicable, would be obligated to satisfy such obligation. Dominion and CNG receive similar guarantees as collateral for credit extended by Dominion and CNG.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Guarantees Supporting Other Agreements -- Dominion Resources, Inc. has also guaranteed the following transactions:

  $176 million related to the future nuclear decommissioning obligations of certain DEI subsidiaries for the Millstone Power Station and $264 million related to potential retrospective premiums that could be assessed under Dominion's nuclear insurance programs for the Millstone Power Station, if there is a nuclear incident. The liability for future nuclear decommissioning is included in Dominion's consolidated balance sheet at June 30, 2002. See Note 16 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001 for more information on nuclear operations.

  $90 million related to certain leases (fleet vehicles and computer hardware and software), primarily for Dominion Resources Services, Inc. (DRS) and CNG. To the extent such leases qualify as capital leases, the assets and related lease obligations are included in Dominion's consolidated balance sheet at June 30, 2002. For information on commitments for Dominion's leases, see Leases under Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

  $1.2 billion related to the leasing obligations of certain subsidiaries of DEI for several new power generation projects, as well as those of DRS for corporate headquarters and aircraft. See Leases with Special Purpose Entities above and Leases under Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Guarantees Supporting Related Parties -- Dominion Resources, Inc. has guaranteed $70 million related to officers' borrowings under the executive stock loan program. In the event of default by an officer, Dominion Resources, Inc. would be obligated to repay such loans and would recognize a charge to earnings and the related liability in its consolidated financial statements. Dominion's maximum exposure is $70 million if all officers defaulted on their loans and Dominion could not recover these amounts from the officers who are personally liable for repayment of the loans.

Standby Letters of Credit

At June 30, 2002, CNG and DEI had authorized the issuance of standby letters of credit by a financial institution in the amounts of $175 million and $10 million, respectively, for the benefit of certain counterparties that had extended credit to these subsidiaries. In the unlikely event that CNG or DEI do not pay amounts when due under the covered contracts, any covered counterparty may present its claim for payment to the financial institution, which would then request payment from CNG or DEI, as applicable. The letters of credit are backed by the 3-year revolving credit facility that matures in May 2005. See Note 12. As of June 30, 2002, no amounts had been presented for payment under these letters of credit.

Surety Bonds

At June 30, 2002, Dominion Resources, Inc. and Virginia Power had purchased $125 million of surety bonds, of which $57 million was associated with the financial assurance requirements imposed by the Nuclear Regulatory Commission with respect to the decommissioning of Virginia Power's nuclear units. Under the terms of the surety bonds related to nuclear decommissioning, Virginia Power is obligated to indemnify the respective surety bond company for any amounts paid. The liability for future nuclear decommissioning is included in Dominion's consolidated balance sheets at June 30, 2002. The remaining $68 million relates to surety bonds purchased by various Dominion subsidiaries for purposes such as providing worker compensation coverage and obtaining licenses, permits and rights-of-way. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities would be included in Dominion's consolidated balance sheets until paid. Under the terms of the surety bonds, Dominion Resources, Inc. is obligated to indemnify the respective surety bond company for any amounts paid on behalf of its subsidiaries.

Note 15.     Concentration of Credit Risk

Credit risk is the risk of financial loss to Dominion if counterparties fail to perform their contractual obligations. Dominion engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with commercial and residential energy consumers. These transactions principally occur in the Northeast, Midwest and Mid-Atlantic regions of the United States. Management does not believe that this geographic concentration contributes significantly to Dominion's overall exposure to credit risk.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Dominion maintains credit policies with respect to its counterparties that management believes minimize overall credit risk. Such policies include the evaluation of a prospective counterparty's financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. Dominion also monitors the financial condition of existing counterparties on an ongoing basis. Dominion maintains a provision for credit losses based upon factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on Dominion's credit policies and the June 30, 2002 provision for credit losses, that it is unlikely that a material adverse effect on its financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. In the calculation of net credit exposure, Dominion's gross exposure is reduced by collateral made available by counterparties, including letters of credit and cash received by Dominion and held as margin deposits. Presented below is a summary of Dominion's gross and net credit exposure as of June 30, 2002. The amounts presented exclude accounts receivable for retail electric and gas sales and services and regulated gas transmission services and Dominion's provision for credit losses.

	At June 30, 2002(1)
(millions)	Gross Credit Exposure	Collateral	Net Credit Exposure
Investment grade counterparties(2)	$530	$27	$503
Non-rated counterparties(3)	200	--	200
Rated non-investment grade counterparties(4)	86	--	86
Total	$816	$27	$789

_______________________

(1) While the reported amounts are as of June 30, 2002, counterparties are categorized based on credit ratings as of August 1, 2002.

(2) This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody's or BBB- assigned by Standard & Poor's Corporation (S&P). The largest individual investment grade counterparty represents approximately 10 percent of the total gross credit exposure.

(3) This category includes counterparties that have not been rated by Moody's or S&P. The largest individual non-rated counterparty represents approximately 5 percent of total gross credit exposure.

(4) This category includes counterparties with credit ratings that are below investment grade. The three largest rated non-investment grade counterparties, combined, represented 8 percent of the total gross credit exposure at June 30, 2002. Dominion's net exposure to these three counterparties as of July 31, 2002, was $55 million, representing a gross credit exposure of $77 million, offset by $22 million of collateral made available to Dominion subsequent to June 30, 2002.

Note 16.     Operating Segments

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

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
|(Continued)

Dominion Exploration & Production manages Dominion's onshore and offshore gas and oil exploration, development and production operations. Operations are located on the outer continental shelf and deep water areas of the Gulf of Mexico and in selected regions in the lower 48 states and Canada.

Corporate and Other includes:

  corporate expenses of the Dominion and CNG holding companies (including interest not allocated to other segments);

  termination of certain long-term power purchase contracts in 2001 (see Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001); and

  the financial services operations of DCI. Through 2001, Dominion presented DCI as a separate operating segment. As Dominion substantially completed its exit strategy of this business in 2001, it no longer reports DCI as a separate operating segment beginning in 2002.
(millions)	Dominion Energy	Dominion Delivery	Dominion Exploration & Production	Corporate and Other	Eliminations	Consolidated Total
Three Months Ended June 30,
2002
Operating revenue - external customers	$1,350	$504	$424	$ 54	--	$2,332
Operating revenue - intersegment	23	7	20	148	$(198)	--
Net income (loss)	171	72	92	(63)	--	272
2001
Operating revenue - external customers	$1,401	$538	$318	$52	--	$2,309
Operating revenue - intersegment	22	4	22	151	$(199)	--
Net income (loss)	148	47	84	(124)	--	155
Six Months Ended June 30,
2002
Operating revenue - external customers	$2,791	$1,267	$794	$ 114	--	$4,966
Operating revenue - intersegment	56	12	40	282	$(390)	--
Net income (loss)	312	219	180	(118)	--	593
2001
Operating revenue - external customers	$2,938	$1,780	$663	$126	--	$5,507
Operating revenue - intersegment	85	6	49	273	(413)	--
Net income (loss)	308	205	155	(350)	--	318

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

Dominion makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include changes to financial or regulatory accounting principles or policies imposed by governing bodies; industry conditions in the regulated, unregulated and transition energy markets; completing the divestiture of Dominion Capital, Inc. and CNG International Corporation; collective bargaining agreements and labor negotiations; political and economic conditions (including inflation rates); and financial market conditions, including availability and cost of capital and credit ratings. Some more specific risks are discussed below.

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

Dominion Is Subject to Complex Government Regulation Which Could Adversely Affect Its Operations

Dominion's operations are subject to extensive regulation and require numerous permits, approvals and certificates from various federal, state and local governmental agencies. Dominion must also comply with environmental legislation and other regulations. Management believes the necessary approvals have been obtained for Dominion's existing operations and that its business is conducted in accordance with applicable laws. However, Dominion remains subject to a varied and complex body of laws and regulations. New laws or regulations or the revision or reinterpretation of existing laws or regulations may require Dominion to incur additional expenses.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of Environmental Compliance, Liabilities and Litigation Could Exceed Dominion's Estimates

Dominion is subject to rising costs that result from a steady increase in the number of federal, state and local laws and regulations designed to protect the environment. These laws and regulations can result in increased capital, operating, and other costs as a result of compliance, remediation, containment and monitoring obligations, particularly with laws relating to power plant emissions. In addition, Dominion may be a responsible party for environmental clean up at a site identified by a regulatory body. Dominion's management cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean up costs and compliance and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Capped Electric Rates in Virginia May Be Insufficient to Allow Full Recovery of Stranded Costs

Under the Virginia Utility Restructuring Act, Dominion's electric base rates (excluding fuel costs and certain other allowable adjustments) remain unchanged until July 2007 unless modified consistent with that Act. The capped rates and wires charges that, where applicable, will be assessed to customers opting for alternative suppliers allow Dominion to recover certain generation-related costs and fuel costs; however, Dominion remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, changes in tax laws, inflation and increased capital costs. See Future Issues and Outlook-Regulated Electric Operations of MD&A and Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

The Electric Industry is Increasingly Subject to Competition

Effective January 1, 2002, the generation portion of Dominion's electric utility operations in Virginia is open to competition and is no longer subject to cost-based rate regulation. As a result there will be increased pressure to lower costs, including the cost of purchased electricity. Because Dominion's electric utility generation business has not previously operated in a competitive environment, the extent and timing of entry by additional competitors into the electric market in Virginia is yet unknown. Therefore, it is difficult to predict the extent to which Dominion will be able to operate profitably within this new environment. In addition, the success of Dominion's merchant power plants is dependent upon Dominion's ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover operating costs.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dominion's Telecommunication Business Strategy's Success Is Dependent Upon Market Conditions

The current strategy of Dominion's joint venture in the telecommunications business is based upon its ability to deliver lit capacity, dark fiber and colocation services to its customers. The market for these services, like the telecommunications industry in general, is rapidly changing. Dominion cannot assure that growth in demand for these services will occur as expected. If the market for these services fails to grow as quickly as anticipated or becomes saturated with competitors, including competitors using alternative technologies such as wireless, Dominion's investment in the telecommunication business may be adversely affected. Additionally, the current market values of assets in the telecommunications industry have been subject to depressed market conditions; if these conditions continue, it could adversely affect the underlying value of our telecommunications investment.

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

An Inability to Access Financial Markets Could Affect the Execution of Dominion's Business Plan

Dominion relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow of its operations. Management believes that Dominion and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Dominion's control may increase the cost of borrowing to Dominion or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company, or changing rating agency requirements. Restrictions on Dominion's ability to access financial markets may affect Dominion's ability to execute its business plan as scheduled.

Operating Segments

In general, management's discussion of Dominion's results of operations focuses on the contributions of its operating segments. However, the discussion of Dominion's financial condition under Liquidity and Capital Resources is based on legal entities as Dominion transacts business in the financial markets on that basis. Dominion's three primary operating segments are Dominion Energy, Dominion Delivery, and Dominion Exploration & Production. In addition, Dominion also presents its corporate, financial services and other operations as an operating segment. For more information on Dominion's business segments, see Note 16 to the Consolidated Financial Statements.

Critical Accounting Policies

See MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of Dominion's critical accounting policies. These policies include the accounting for risk management and energy trading contracts at fair value, accounting for gas and oil operations and accounting for regulated operations.

Results Of Operations

Dominion's discussion of its results of operations includes a summary of contributions by the operating segments to net income and diluted earnings per share, an overview of consolidated 2002 and 2001 results of operations and more detailed discussion of the results of operations of the operating segments.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
(millions, except per share amounts)	Net Income		Diluted Earnings Per Share
Three Months Ended June 30,	2002	2001	2002	2001
Dominion Energy	$171	$148	$0.61	$0.59
Dominion Delivery	72	47	0.26	0.19
Dominion Exploration & Production	92	84	0.33	0.34
Net Income Contribution - Primary Segments	335	279	1.20	1.12

Corporate and Other	(63)	(124)	(0.23)	(0.50)
Consolidated Net Income/Earnings Per Share	$272	$155	$0.97	$0.62

Consolidated Operating Revenue	$2,332	$2,309
Consolidated Operating Expenses	$1,707	$1,791

Six Months Ended June 30,	2002	2001	2002	2001
Dominion Energy	$312	$308	$1.14	$1.23
Dominion Delivery	219	205	0.80	0.82
Dominion Exploration & Production	180	155	0.66	0.62
Net Income Contribution - Primary Segments	711	668	2.60	2.67

Corporate and Other	(118)	(350)	(0.44)	(1.40)
Consolidated Net Income/Earnings Per Share	$593	$318	$2.16	$1.27

Consolidated Operating Revenue	$4,966	$5,507
Consolidated Operating Expenses	$3,631	$4,493

Consolidated Operating Results - Second Quarter 2002

Dominion earned $0.97 per diluted share in the second quarter of 2002, reflecting net income of $272 million and an increase of $117 million and $0.35 per diluted share over 2001. The operating results of the segments reflected primarily higher regulated electric sales and gas and oil production. These results were due to comparably higher temperatures in Dominion's regulated electric service territory and increased production of gas and oil as a result of the Louis Dreyfus acquisition. Those results were partially offset by comparably lower prices for electricity sold by Dominion's independent power producers and lower overall gas prices. The increase in net income also included the impact of a $25 million after-tax loss recognized on the sale of Saxon Capital, Inc. (Saxon Capital) in 2001; a $22 million benefit associated with the discontinuance of goodwill amortization effective January 2002; and a $14 million increase in net income by DCI, reflecting primarily lower expenses due to divestitures in 2001. Interest and related charges decreased $19 million for the second quarter of 2002 as compared to 2001, reflecting lower overall interest rates on outstanding debt, partially offset by new issues of debt and trust preferred securities in late 2001 and the first six months of 2002. In addition, Dominion's income tax expense decreased reflecting a comparably lower effective rate for foreign earnings, the impact of discontinuing amortization of goodwill for book purposes, and other factors.

Consolidated Operating Results - Six Months Ended June 30, 2002

Dominion earned $2.16 per diluted share in the first six months of 2002, reflecting net income of $593 million and an increase of $275 million and $0.89 per diluted share over 2001. The operating results of the segments reflected a lower contribution by Dominion's independent power production operations, reflecting comparably lower prices for electricity, offset by the impact of comparably higher gas and oil production volumes as a result of the Louis Dreyfus acquisition. Regulated electric and gas sales operations did not materially contribute to the increase in net income for the comparable six-month periods as a result of overall mild weather for each of the comparable periods. The increase in net income also included the impacts of: an after-tax charge of $136 million recognized in the first quarter of 2001 in connection with the termination of certain long-term power purchase agreements; a $25 million after-tax loss recognized on the sale of Saxon Capital in 2001; a $44 million benefit associated with the discontinuance of goodwill amortization; and an increase in net income of $21 million by DCI, reflecting primarily expense reductions due to divestitures in 2001. Interest and related

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

charges decreased $31 million for the first six months of 2002 as compared to 2001, reflecting lower overall interest rates on outstanding debt partially offset by new issues of debt and trust preferred securities in late 2001 and the first six months of 2002. In addition, Dominion's income tax expense decreased reflecting a comparably lower effective rate for foreign earnings, the impact of discontinuing amortization of goodwill for book purposes, and other factors.

Dominion Energy

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2002	2001	2002	2001
Operating revenue	$1,373	$1,423	$2,847	$3,023
Operating expenses	1,052	1,082	2,233	2,374
Net income contribution	171	148	312	308
Earnings per share contribution	$0.61	$0.59	$1.14	$1.23

Electricity supplied (million mwhr)	24	21	47	45
Gas transmission throughput (bcf)	109	93	310	308
Gas and oil production (bcfe)	3	3	6	6

Operating Results - Second Quarter 2002

Dominion Energy contributed net income of $171 million and $0.61 per diluted share for the second quarter of 2002, an increase of $23 million and $0.02 per diluted share over 2001 results. The increase in net income reflects primarily decreases in operating expenses ($30 million), interest and related charges ($13 million) and income tax expense ($27 million) partially offset by lower operating revenue ($50 million). Interest and related charges and income taxes are discussed on a consolidated basis.

The decrease in operating revenue reflects primarily decreases in revenues for non-regulated electric sales and gas transportation and storage, partially offset by increases in regulated electric sales revenue. Non-regulated electric sales revenue decreased $59 million, reflecting a decrease of $50 million for sales by Dominion's independent power production and energy marketing operations. This decrease reflects the impact of lower prices of approximately $90 million, partially offset by an estimated $40 million increase related to comparably higher volumes. Non-regulated electric sales revenue, net of related cost of sales, for Dominion's electric trading and marketing operations decreased $9 million. Gas transportation and storage revenue decreased $15 million, reflecting primarily comparatively lower prices for these services. Higher temperatures, as compared with the second quarter of 2001, and customer growth are estimated to have contributed $22 million and $10 million, respectively, to the $45 million increase in regulated electric sales revenue. The increase also included approximately $10 million attributable to higher fuel recoveries. The increase in fuel recoveries is directly offset in electric fuel and energy purchases and does not contribute to net income.

The overall decrease in operating expenses was comprised of decreases in various expense categories that were not individually significant. The primary decrease for the quarter was an $11 million decrease in liquids, pipeline capacity and other purchases, reflecting comparably lower levels of rate recovery for certain transmission costs in the current year quarter. The difference between actual expenses and amounts recovered in the period are deferred pending future rate adjustments. Depreciation decreased $7 million reflecting primarily changes in the estimated useful lives of electric generation property. See Future Issues and Note 2 to the Consolidated Financial Statements for additional discussion.

Operating Results - Six Months Ended 2002

Dominion Energy contributed net income of $312 million and $1.14 per diluted share for the first six months of 2002, an increase of $4 million over 2001 results. Dominion Energy's contribution to diluted earnings per share decreased $0.09 due to comparably higher levels of share dilution during the first six months of 2002. The increase in net income reflects primarily decreases in operating expenses ($141 million), interest and related charges ($13 million) and income tax expense ($24 million), partially offset by lower operating revenue ($176 million).

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The decrease in operating revenue reflects decreases in revenues for non-regulated gas sales and gas transportation and storage, partially offset by increased non-regulated electric sales revenue. The increase in regulated electric sales revenue was not significant for the comparative periods. Non-regulated gas sales revenue decreased $277 million and included a $184 million decrease in Dominion's field services operations, reflecting approximately $148 million associated with declining prices and $36 million associated with lower sales volumes. The decrease in non-regulated gas sales revenue also included a $53 million decrease associated with non-regulated energy marketing operations that reflect approximately $35 million associated with lower prices and $18 million associated with lower volumes due to the discontinuance of certain subsidiary operations in late 2001. In addition, the decrease in non-regulated gas sales revenue included a $39 million decrease in revenues for gas trading and marketing operations, net of related cost of sales, reflecting primarily the net unrealized losses on the "economic hedges" described below under Selected Information-Energy Trading Activities. Gas transportation and storage revenue decreased $20 million, reflecting approximately $25 million for comparably lower prices offset by an approximately $5 million increase in volumes. Non-regulated electric sales increased $119 million, reflecting an increase of $103 million for sales by Dominion's independent power production and energy marketing operations. Higher volumes and new business contributed $189 million to the increase, reflecting largely the inclusion of Millstone operations for a full six months during 2002. This increase was partially offset by the impact of comparably lower prices of approximately $86 million. Non-regulated electric sales revenue, net of related cost of sales, for Dominion's electric trading and marketing operations increased $14 million. Weather typically has a significant impact on regulated electric sales revenue, however, for the comparative periods presented, weather did not have a significant impact.

The decrease in operating expenses reflects decreases in purchased gas ($225 million) and liquids, pipeline capacity and other purchases ($27 million), partially offset by an increase in all other expenses ($111 million). Purchased gas decreased primarily as a result of declining prices for the comparative periods. Liquids, pipeline capacity and other purchases decreased, reflecting comparably lower levels of rate recoveries of certain transmission costs in the current year period. The difference between actual expenses and amounts recovered in the period are deferred pending future rate adjustments. Other operations and maintenance expense and depreciation expenses increased $103 million, of which $82 million reflects increased expenses associated with the operation of Millstone, acquired in the second quarter of 2001, and new generation facilities beginning in 2002. Depreciation expense increased $13 million reflecting primarily the addition of Millstone in April 2001.

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

The Clearinghouse holds a portfolio of derivative financial contracts used by Dominion to manage the price risk of certain anticipated sales of Dominion Exploration & Production's 2002 natural gas production (economic hedges). Dominion has not designated these derivatives as hedges for accounting purposes and, as a result, its quarterly earnings will reflect the changes in their fair values until settled. Related to the economic hedges, for the second quarter of 2002, Dominion Energy recognized a net gain of $9 million, comprised of $22 million of unrealized gains, offset by $13 million of losses related to contract settlements. For the first six months of 2002, Dominion Energy recognized a net loss of $45 million comprised of $39 million of unrealized losses and $6 million of losses related to contract settlements. Although these derivative financial contracts are being used as economic hedges, they are included in the tables presented below with Dominion's portfolio of energy contracts held for trading purposes.

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

A summary of the changes in the unrealized gains and losses in Dominion's energy trading contracts, including the economic hedges, during the first six months of 2002 follows:

Energy Trading Contracts
(millions)
Net unrealized gain at December 31, 2001	$165
Contracts realized or otherwise settled during the period	(2)
Net unrealized gain at inception of contracts initiated during the period	38
Changes in valuation techniques	6
Other changes, including changes in commodity prices and arbitrage gains and losses	(2)
Net unrealized gain at June 30, 2002	$205

The balance of net unrealized gains and losses in Dominion's energy trading contracts, including the economic hedges discussed above, at June 30, 2002 is summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:
	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	Greater than 5 years	Total
	(millions)
Prices actively quoted	$30	$34	$13	--	--	$ 77
Prices provided by other external sources	--	14	16	$22	$12	64
Prices based on models and other valuation methods	18	11	11	12	12	64
Total	$48	$59	$40	$34	$24	$205

Dominion Delivery
	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2002	2001	2002	2001
Operating revenue	$511	$542	$1,279	$1,786
Operating expenses	346	413	847	1,361
Net income contribution	72	47	219	205
Earnings per share contribution	$0.26	$0.19	$0.80	$0.82

Electricity delivered (million mwhr)	18	17	36	36
Gas throughput (bcf)	65	53	201	215

Operating Results - Second Quarter 2002

Dominion Delivery contributed net income of $72 million and $0.26 per diluted share for the second quarter of 2002, an increase of $25 million and $0.07 per diluted share over 2001 results. The increase in net income reflects decreased operating expenses ($67 million) and interest and related charges ($8 million), partially offset by lower operating revenue ($31 million). Interest and related charges are discussed on a consolidated basis.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The decrease in operating revenue included decreased regulated gas sales revenue, partially offset by increased regulated electric sales revenue and gas transportation and storage revenue. The $78 million decrease in regulated gas sales revenue reflects $128 million related to comparatively lower regulated rates, reflective of lower gas prices, offset by $50 million associated with higher volumes due to comparably higher heating-degree days early in the quarter. Regulated electric sales increased $17 million, reflecting an estimated $10 million resulting from comparably higher temperatures late in the second quarter and an estimated $5 million as a result of customer growth. Gas transportation and storage revenue increased $7 million reflecting increased volumes of gas throughput due to comparably higher heating-degree days and a shift in revenues from regulated gas sales to gas transportation in connection with the migration of customers to other service providers. The migration of customers does not generally affect net income, as the recognition of the cost for fuel delivered is matched with rate recoveries.

The decrease in operating expenses reflected primarily lower purchased gas expense and operations and maintenance expenses. Purchased gas decreased $57 million, reflecting a $104 million decrease associated with lower gas prices, partially offset by a $47 million increase associated primarily with higher volumes purchased as a result of comparably higher heating degree days. Other operations and maintenance expense decreased $10 million, reflecting primarily a $7 million decrease in customer credit reserves and $3 million net reduction in administrative and general expenses due primarily attributable in part to restructuring activities in 2001.

Operating Results - Six Months Ended June 30, 2002

Dominion Delivery contributed net income of $219 million and $0.80 per diluted share for the first six months of 2002, an increase of $14 million over 2001 results. Dominion Delivery's contribution to diluted earnings per share decreased $0.02 due to comparably higher levels of dilution during 2002. The increase in net income reflects decreases in operating expenses ($514 million) and interest and related charges ($17 million) partially offset by lower operating revenue ($507 million).

The decrease in operating revenue included decreased regulated gas sales revenue partially offset by increased regulated electric sales revenue and gas transportation and storage revenue. The $546 million decrease in regulated gas sales revenue reflects $389 million due to lower regulated rates, reflective of lower gas prices, and $157 million associated with lower volumes due to comparably lower heating-degree days. Regulated electric sales increased $6 million. Weather typically has a significant impact on regulated electric sales revenue; however, for the comparative periods presented, weather did not have a significant impact. Gas transportation and storage revenue increased $21 million reflecting a shift of customer status from regulated gas sales to gas transportation service in connection with the migration of customers to other service providers, partially offset by a reduction in volumes reflecting comparatively lower heating-degree days.

The decrease in operating expenses reflected primarily lower purchased gas expense and operations and maintenance expenses. Purchased gas decreased $483 million reflecting a $406 million decrease associated with lower gas prices and a $77 million decrease associated primarily with lower volumes purchased as a result of comparably lower heating degree days and migration of customers to other service providers. The $29 million decrease in other operations and maintenance expense included a $7 million decrease in customer credit reserves and $22 million net reduction in administrative and general expenses attributable in part to restructuring activities in 2001.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Exploration & Production
	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2002	2001	2002	2001
Operating revenue	$444	$340	$834	$712
Operating expenses	297	211	549	454
Net income contribution	92	84	180	155
Earnings per share contribution	$0.33	$0.34	$0.66	$0.62

Gas and oil production (bcf)	96	69	188	134
Oil production (mmbbls)	3	2	5	3

Average realized prices with hedging results*
Natural gas (mcf)	$3.35	$3.51	$3.31	$3.64
Oil (bbl)	$24.06	$24.15	$22.40	$25.33
Average prices without hedging results
Natural gas (mcf)	$3.06	$4.05	$2.71	$5.30
Oil (bbl)	$25.53	$24.85	$22.76	$26.07

________________

*Average realized prices with hedging results do not include the effects of the "economic hedges" discussed in the operating results of the Dominion Energy segment.

Operating Results - Three and Six Months Ended June 30, 2002

Dominion Exploration & Production contributed net income of $92 million and $180 million for the three and six months ended June 30, 2002, respectively. These results reflect an increase of $8 million and $25 million, respectively. Diluted earnings per share decreased $0.01 reflecting comparably higher dilution for the second quarter and increased $0.04 for the first six months of 2002. These results reflect higher overall production levels of gas and oil, offset partially by lower average realized hedged prices.

As presented in the table above, operating revenue increased for both the comparative quarters and six month periods, reflecting higher overall production as a result of the Louis Dreyfus acquisition. Average realized hedged prices for both gas and oil decreased for the comparative quarters and six month periods.

Operating expenses increased $86 million and $95 million for the three and six months ended June 30, 2002, respectively, and reflect primarily the impact of including Louis Dreyfus operations in 2002. The increased expenses included higher depreciation and amortization associated with the higher levels of production noted above, offset partially by lower rates due to a change in cost structure after the acquisition of Louis Dreyfus.

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2002	2001	2002	2001
Operating revenue*	$54	$52	$114	$126
Operating expenses	210	287	391	716
Net loss	(63)	(124)	(118)	(350)
Earnings per share impact	$(0.23)	$(0.50)	$(0.44)	$(1.40)

________________

*  Amounts relate to DCI, a financial services subsidiary. All other corporate revenue relates to intersegment services provided by Dominion Resources Services, Inc. and are not presented as such amounts are eliminated in consolidation.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Overview of Operating Results - Second Quarter 2002

The net loss associated with corporate and other operations for the second quarter of 2002 were $63 million and $(0.23) per diluted share, a decrease of $61 million and $0.27 per diluted share as compared to 2001. The decrease in net loss reflects primarily a $77 million decrease in operating expenses for the comparative quarters. This decrease also reflects a $40 million pre-tax loss, reported in operations and maintenance expense, recognized on the sale of Saxon Capital in 2001, and a $22 million reduction in amortization expense, reflecting the discontinuance of goodwill amortization effective January 1, 2002. In addition, DCI's overall operating expenses decreased $14 million, reflecting largely the impact of divestitures in 2001.

Overview of Operating Results - Six Months Ended June 30, 2002

The net loss associated with corporate and other operations for the first six months of 2002 were $118 million and $(0.44) per diluted share, a decrease of $232 million and $0.96 per diluted share as compared to 2001. The decrease in net loss reflects a $325 million decrease in operating expenses for the comparative year-to-date periods. Operating expenses for 2001 were comparatively higher as a result of a $220 million charge, reported in operations and maintenance expense, related to the termination of certain long-term power purchase contracts in 2001 and the aforementioned $40 million pre-tax loss on the sale of Saxon Capital. In addition, the decrease also reflects a $44 million reduction in amortization expense, reflecting the discontinuance of goodwill amortization. Lastly, DCI's overall operating expenses decreased $25 million, reflecting the impact of divestitures in 2001.

Liquidity and Capital Resources

Dominion and its subsidiaries depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by the cash flow from operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities.

Internal Sources of Liquidity

Cash provided by operating activities was $832 million for the six months ended June 30, 2002, a decrease of $187 million from the $1.0 billion of cash provided by operating activities for the six months ended June 30, 2001. Significant items contributing to the decrease in cash provided by operating activities for the comparable periods included the following:

  In the first six months of 2002, Dominion used $358 million of cash to repay margin deposits received from various counterparties and to transfer funds to satisfy margin deposit requirements. During the first six months in 2001, Dominion received approximately $380 million, representing the return of amounts previously advanced by Dominion to counterparties and the receipt of funds as margin deposits from counterparties. See Note 9 to the Consolidated Financial Statements;

  Cash provided by operating activities for the first six months of 2001 included $126 million of purchased gas cost recoveries in addition to current period expenditures, representing the recovery of costs incurred by Dominion's regulated gas distribution subsidiaries primarily during 2000;

  Cash used in operating activities for the first six months of 2001 included payments of $220 million in the first quarter of 2001 associated with the termination of certain long-term purchase power contracts with non-utility generators; and

  Cash used in operating activities for the first six months of 2001 also included net disbursements of $535 million associated with the origination of residential mortgage loans that were not securitized during the second quarter of 2001, pending the sale of Saxon Capital. The loans were ultimately conveyed as part of the sale of Saxon Capital in July 2001. See Note 6 to the Consolidated Financial Statements in Dominion's Annual Report filed on Form 10-K for the year ended December 31, 2001.

Dominion's operations are subject to risks and uncertainties that may negatively impact cash flows from operations. See the discussion of such factors in Internal Sources of Liquidity in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

External Sources of Liquidity

In the External Sources of Liquidity section of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, Dominion discussed the use of capital markets by Dominion Resources, Inc., Virginia Power, and CNG (the Dominion Companies), as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, that section of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of June 30, 2002, there have been no changes in the Dominion Companies' credit ratings, as disclosed in the 2001 Annual Report. In addition, there have been no changes to or events of default under Dominion's debt covenants.

During the first six months of 2002, Dominion and its subsidiaries issued long-term debt and common stock totaling $2.4 billion. The proceeds were used primarily to repay other debt and finance capital expenditures.

Joint Credit Facilities

In May 2002, Dominion, Virginia Power and CNG entered into two joint credit facilities that allow aggregate borrowings up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million 3-year revolving credit facility that terminates in May 2005. These credit facilities replaced the $1.75 billion 364-day credit facility and Dominion's $300 million multi-year credit facility that matured during the second quarter of 2002. The new joint credit facilities will be used for working capital, as support for the combined commercial paper programs and letters of credit of Dominion, Virginia Power and CNG; and other general corporate purposes. At June 30, 2002, outstanding letters of credit totaled $185 million and related primarily to CNG.

Short-term Debt

The Dominion Companies' net borrowings under the commercial paper program were $1.3 billion at June 30, 2002, a decrease of $531 million from amounts outstanding at December 31, 2001. Commercial paper borrowings are used primarily to fund working capital requirements and as bridge financing for acquisitions and therefore may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

In addition to commercial paper, Virginia Power may also issue up to $200 million aggregate outstanding principal amount of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes that are expected to be sold in private placements. Any ECNs issued would have a stated maturity of 390 days from issuance and may be redeemed, at Virginia Power's option, within 90 days or less from issuance. There were no ECNs outstanding at June 30, 2002.

Long-Term Debt

During the first six months of 2002, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Medium-term notes	$250	3.875%	2004	Dominion Resources, Inc.
Senior notes(1)	650	5.375%	2007	Virginia Power
Equity-linked debt securities	330	5.75%	2008	Dominion Resources, Inc.
Medium-term notes(2)	83	5.72%	2005	Dominion Canada Finance Corporation
Senior notes	500	6.25%	2012	Dominion Resources, Inc.
Total long-term debt issued	1,813
Less direct exchange(1)	(117)
Total gross proceeds	$1,696

__________________________________

(1) During the first quarter of 2002, Virginia Power redeemed its $200 million, 6.75 percent 1997-A mortgage bonds due February 1, 2007. Virginia Power completed the redemption by issuing $650 million of 5.375 percent senior notes due 2007. The redemption included a direct exchange of $117 million of senior notes for mortgage bonds. Virginia Power used the remaining proceeds of senior notes to redeem the remaining $83 million of mortgage bonds and for general corporate purposes including the repayment of other debt.

(2) Medium-term notes denominated in Canadian dollars but presented here in US dollars, based on exchange rates as of date of issuance.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the first six months of 2002, Dominion Resources, Inc. and its subsidiaries repaid $949 million of long-term debt securities.

Subsidiary Preferred Stock

On August 6, 2002, Virginia Power called for full redemption on September 5, 2002 its outstanding $50 million in aggregate principal of September 1992A series auction market preferred stock.

Issuance of Common Stock

During the first six months of 2002, Dominion received proceeds of $741 million from the issuance of common stock. In March 2002, Dominion issued approximately 10.3 million shares through an equity offering and received proceeds of $618 million. The remainder of the shares issued and proceeds received occurred through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

Amounts Available under Shelf Registrations

At June 30, 2002, Dominion Resources, Inc., Virginia Power, and CNG had approximately $560 million, $250 million, and $1.5 billion, respectively, of available capacity under currently effective shelf registrations. In addition, Virginia Power filed a shelf registration statement with the SEC for $2 billion which became effective July 31, 2002. Securities that may be issued under this new shelf registration are senior notes (including medium-term notes), first and refunding mortgage bonds, subordinated notes, trust preferred securities and preferred stock. Also in July 2002, Dominion Resources, Inc. deregistered approximately $358 million of the $560 million capacity available under shelf registration noted above and filed a new shelf registration statement with the SEC for $4.5 billion. Securities that may be issued under this shelf registration are senior notes (including medium-term notes), subordinated debentures, equity-linked debt securities, trust preferred securities, preferred stock and common stock.

Investing Activities

During the first six months of 2002, investing activities resulted in a net cash outflow of $1.7 billion, reflecting the following primary investing activities:

  capital expenditures of $580 million that included construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;

  capital expenditures of $931 million that included the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions, and acquisition of State Line for $182 million.

Capital Requirements

As of June 30, 2002, Dominion's planned capital expenditures during 2002, 2003 and 2004 are expected to total approximately $2.9 billion, $2.8 billion and $3.0 billion, respectively. Although the composition of expenditures may have changed and total expenditures are expected to be lower than amounts originally forecasted in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, the nature of such expenditures are generally the same. Dominion expects to fund its capital expenditures with cash from operations and a combination of sales of securities and short-term borrowings.

Contractual Cash Obligations and Commitments

As of June 30, 2002, other than scheduled maturities of new debt issued during the first six months of 2002, there have been no significant changes to the contractual obligations and commitments previously disclosed in the Contractual Cash Obligations and Commitments section of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Future Issues

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. This section should be read in conjunction with Future Issues and Outlook in MD&A included in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Regulated Electric Operations

Separation of Electric Generation and Delivery Operations

The Virginia Electric Utility Restructuring Act was enacted in 1999 and, among other things, addressed divestiture, functional separation and other corporate relationships. The Act required Virginia's electric utilities to file with the Virginia State Corporation Commission (Virginia Commission) their plans to separate generation from transmission and distribution operations.

Dominion's proposed separation plan included transferring the generation assets and operations, including its non-utility power purchase contracts, from its regulated electric utility, Virginia Power, to a separate affiliated company. In December 2001, the Virginia Commission directed Dominion to separate its generation, distribution and transmission functions through creation of divisions within Virginia Power, rather than through a transfer of generation assets to a separate affiliate. The Virginia Commission's December 2001 order did not preclude further consideration of Dominion's proposed corporate reorganization and asset transfer, pending, in the Virginia Commission's view, further developments in needed market structures and competitive retail electric generation markets. Dominion has decided not to appeal the Virginia Commission's order. No assessment can be made at this time concerning future developments.

Regional Transmission Organization (RTO)

On June 25, 2002, Dominion and PJM Interconnection LLC (PJM) announced that the companies executed an agreement to have Dominion's 6,000 miles of transmission lines operated on a regional basis by PJM. The memorandum of understanding signed by both companies establishes a process for Dominion to become a member of the PJM regional transmission organization, contingent on certain conditions. Under the terms of the agreement, Dominion would establish PJM South, which is similar to the newly established PJM West and would allow Dominion's control area to be operated separately under the single PJM energy market. The agreement between Dominion and PJM is subject to approvals by the Federal Energy Regulatory Commission, the Virginia Commission and the North Carolina Public Utilities Commission. Both parties have 120 days to finalize specifics of the agreement, which states that Dominion's transmission assets will be fully integrated into the PJM market as soon as possible.

Environmental Matters

During 2000, Virginia Power received a Notice of Violation from the EPA alleging that it failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against Virginia Power alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. Virginia Power also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that Virginia Power has obtained the necessary permits for its generating facilities. Virginia Power has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at Virginia Power's coal-fired generating stations in Virginia and West Virginia. Dominion had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. In May 2002, the EPA issued a Section 114 request for information about whether projects undertaken at Virginia Power's Chesterfield, Chesapeake, Yorktown, Possum Point and Bremo Bluff power stations were properly permitted under the Clean Air Act's New Source Review requirements, to which Virginia Power responded in a timely manner.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In July 2002, the EPA issued a Section 114 request for information about whether Morgantown Energy Associates' facility in Morgantown, West Virginia is in compliance with environmental requirements. EPA made a site visit and at that time received the requested information.

Pending Acquisition

In July 2002, Dominion reached an agreement to purchase Cove Point LNG Limited Partnership (Cove Point) from The Williams Companies. Cove Point's assets include a liquefied natural gas import facility located near Baltimore, Maryland. Under the terms of the agreement, Dominion will acquire Cove Point for approximately $217 million, plus an estimated $18 million to $28 million for additional capital expenditures expected to be incurred before closing. Dominion expects to incur additonal capital expenditures of approximately $70 million to $80 million through 2003. The transaction is expected to close in September 2002, subject to approval under United States anti-trust laws. No other regulatory approvals are needed.

Other

Contract Negotiations with Electric Union

Dominion and the International Brotherhood of Electrical Workers Local 50 (Local 50) have been negotiating a new contract since late January 2002. The existing contract was ratified in 1995 for three years and extended twice, each time for two years. Local 50 represents about 3,700 union employees, including linemen, meter readers, power station operators, mechanics and electricians. In June 2002, Local 50 membership rejected a labor contract offer presented by Dominion and granted strike authorization authority to Local 50. Following additional negotiations and labor contract offers by both parties, Local 50 began its strike on August 2, 2002. Subsequently, Dominion and Local 50 have met at the request of a federal mediator and additional meetings are anticipated.

Accounting Matters

Impacts of Change in Depreciation Rates

During the second quarter of 2002, Dominion extended the useful lives of most of its fossil fuel stations and electric distribution property based on depreciation studies that indicated longer lives were appropriate after considering the effects of aging, current and planned environmental and other capital expenditures. These changes in estimated useful lives of the generation and delivery property reduced depreciation expense by $8 million for the second quarter of 2002. These changes are expected to reduce depreciation expense for the entirety of 2002 by approximately $40 million and approximately $60 million on an annual pre-tax basis thereafter.

Recently Issued Accounting Standards

In 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 143, Accounting for Asset Retirement Obligations. See Notes 3 and 4 to the Consolidated Financial Statements for a discussion of Dominion's adoption of these new standards.

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

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $40 million and $12 million in the fair value of its commodity contracts held for trading purposes as of June 30, 2002 and December 31, 2001, respectively.

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

A hypothetical 10 percent unfavorable change in market prices of Dominion's non-trading derivative commodity instruments would have resulted in a decrease in fair value of approximately $341 million and $155 million as of June 30, 2002 and December 31, 2001, respectively. These results reflect comparably higher commodity prices and volumes as of June 30, 2002.

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

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. In addition, Dominion, through subsidiaries, retains ownership of mortgage investments, including subordinated bonds and interest-only residual assets retained at securitization of mortgage loans originated and purchased. For financial instruments outstanding at June 30, 2002 and December 31, 2001, a hypothetical 10 percent increase in market interest rates would decrease annual earnings by approximately $4 million and $10 million, respectively.

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

(Continued)

Foreign Exchange Risk

Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its consolidated financial statements. Since these translation adjustments do not impact cash flows, Dominion's management monitors this exposure but believes it is not material. Although Dominion may purchase products and services denominated in foreign currencies for use in its non-Canadian operations and may use currency forward contracts to manage related risks, such commitments were not material at June 30, 2002 and December 31, 2001.

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

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by Dominion and its subsidiaries, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there also may be administrative proceedings on these matters pending. In addition, in the normal course of business, Dominion and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on Dominion's financial position, liquidity or results of operations. See Future Issues in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Item 5 - Other Information for discussion on various regulatory proceedings to which Dominion and its subsidiaries are a party.

In June 2002, two North Carolina landowners filed a purported class action lawsuit against Virginia Electric and Power Company (Virginia Power) and Dominion Telecom, Inc. (Dominion Telecom) in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that Virginia Power and Dominion Telecom strung fiber-optic cable across their land, along a Virginia Power electric transmission corridor without paying compensation. The plaintiffs are seeking damages for trespass and "unjust enrichment" as well as punitive damages from Virginia Power and Dominion Telecom. The named plaintiffs purport to "represent a class . . . consisting of all owners of land in North Carolina and Virginia, other than public streets or highways, that underlies Virginia Power's electric transmission lines and on or in which fiber optic cable has been installed." The named plaintiffs have asked that the court allow the lawsuit to proceed as a class action.

In July 2002, Virginia Power and Dominion Telecom filed a motion to dismiss the complaint. Virginia Power and Dominion Telecom disagree with the premises and allegations of the complaint, and intend to contest liability. The outcome of the proceeding, including an estimate as to any potential loss, cannot be predicted at this time.

ITEM 5. OTHER INFORMATION

The matters discussed in this item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Risk Factors and Cautionary Statements That May Affect Future Results in Part I, Item 2 for discussion of various risk factors and uncertainties that may affect the future of Dominion.

Federal Energy Regulatory Commission (FERC) Standard Market Design Proposal

On July 31, 2002, FERC issued a Notice of Proposed Rulemaking in which it proposed to establish a standardized transmission service and wholesale electric market design for entities participating in wholesale electric markets. FERC proposes to exercise jurisdiction over the transmission component of bundled retail transactions, modify the existing electric transmission tariff to include a single tariff service applicable to all transmission customers, and provide a standard market design for wholesale electric markets. Comments on the proposal are due on or before October 15, 2002.

Regulation -Virginia

In July 2002, Virginia Power filed a fuel factor application with the Virginia Commission, seeking a reduction in the fuel factor to 1.576 cents/kWh for 2003. If approved, the new fuel factor will result in an annual decrease of approximately $22 million.

Also in July 2002, Virginia Power filed an application with the Virginia Commission to revise its market prices for generation and the resulting wires charges for 2003. The application proposes to use the same methodology as that approved by the Virginia Commission for 2002. Actual wires charges will be calculated later in 2002 following the Virginia Commission's approval of the market price methodology and the fuel factor for 2003.

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION
(Continued)

Greenbrier Pipeline

In July 2002, Greenbrier Pipeline Company, LLC submitted its application for a FERC certificate to construct and operate its proposed Greenbrier Pipeline. The 280-mile Greenbrier Pipeline is planned to originate in Kanawha County, West Virginia and extend to Granville County, NC. Dominion owns 67 percent of Greenbrier Pipeline Company, LLC, with Piedmont Natural Gas owning the remaining 33 percent. The FERC certificate is expected to be granted by the third quarter of 2003.

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
4.1

Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference); Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001, incorporated by reference); Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K, dated May 25, 2001, incorporated by reference); Form of Tenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489, incorporated by reference); Form of Eleventh Supplemental Indenture (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1-8489, incorporated by reference.)

4.2

Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and Bank One Trust Company, National Association (Exhibit 4.1, Form S-3 File No. 333-52602, as filed on December 22, 2000, incorporated by reference); as supplemented by the Form of First Supplemental Indenture, dated April 1, 2001 (Exhibit 4.2, Form 8-K, File dated April 12, 2001, File No. 1-3196 incorporated by reference); Second Supplemental Indenture, dated October 25, 2001 (Exhibit 4.1, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference); Third Supplemental Indenture, dated October 25, 2001 (Exhibit 4.3, Form 8-K, dated October 23, 2001, File No. 1-3196, incorporated by reference); Fourth Supplemental Indenture, dated May 1, 2002 (Exhibit 4.4, Form 8-K, dated May 22, 2002, Form 1-3196, incorporated by reference).

12	Ratio of earnings to fixed charges (filed herewith)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION
(Continued)
(b) Reports on Form 8-K:

1.	Dominion filed a Form 8-K on June 25, 2002, relating to the sale of $500,000,000 aggregate principal amount of Dominion's 2002 Series B 6.25% Senior Notes Due 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

August 7, 2002	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)