Form 10-Q
period 2002-09-30
DOMINION RESOURCES INC /VA/
filed 2002-11-08
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At October 31, 2002, the latest practicable date for determination, 307,222,141 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Nine Months Ended September 30, 2002 and 2001	3
	Consolidated Balance Sheets - September 30, 2002 and December 31, 2001	4-5
	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40-41
Item 4.	Controls and Procedures	42
	PART II. Other Information
Item 1.	Legal Proceedings	43
Item 5.	Other Information	43-45
Item 6.	Exhibits and Reports on Form 8-K	45-47

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(millions, except per share amounts)
Operating Revenue	$2,545	$2,544	$7,512	$8,051

Operating Expenses
Electric fuel and energy purchases, net	418	403	1,077	1,063
Purchased electric capacity	173	170	517	516
Purchased gas, net	109	169	734	1,474
Liquids, pipeline capacity and other purchases	43	52	123	164
Other operations and maintenance	557	578	1,636	1,835
Depreciation, depletion and amortization	312	310	949	906
Other taxes	97	82	305	299
Total operating expenses	1,709	1,764	5,341	6,257

Income from operations	836	780	2,171	1,794

Other income	39	31	91	71

Interest and related charges:
Interest expense	204	224	625	685
Subsidiary preferred dividends and distributions of subsidiary trusts	30	26	88	75
Total interest and related charges	234	250	713	760

Income before income taxes	641	561	1,549	1,105
Income taxes	211	217	525	444

Net income	$ 430	$ 344	$1,024	$ 661

Earnings Per Common Share - Basic	$1.55	$1.38	$3.73	$2.67
Earnings Per Common Share - Diluted	$1.54	$1.37	$3.71	$2.65
Dividends paid per common share	$0.645	$0.645	$1.935	$1.935

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	September 30, 2002	December 31, 2001(1)
	(millions)
Current Assets
Cash and cash equivalents	$ 183	$ 486
Customer accounts receivable, net	2,087	1,770
Other accounts receivable	409	226
Inventories	687	577
Investment securities - trading	--	244
Derivative and energy trading assets	1,324	1,311
Margin deposit assets	147	30
Prepayments	158	384
Other	396	375
Total current assets	5,391	5,403

Investments
Investments in affiliates	489	490
Available for sale securities	587	393
Nuclear decommissioning trust funds	1,505	1,697
Other	576	580
Total investments	3,157	3,160

Property, Plant and Equipment
Property, plant and equipment	31,986	29,797
Accumulated depreciation, depletion and amortization	(12,103)	(11,433)
Total property, plant and equipment, net	19,883	18,364

Deferred Charges and Other Assets
Goodwill	4,240	4,210
Intangible assets, net	304	317
Regulatory assets, net	579	574
Prepaid pension cost	1,596	1,511
Derivative and energy trading assets	501	545
Other	268	285
Total deferred charges and other assets	7,488	7,442
Total assets	$35,919	$34,369

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2002	December 31, 2001(1)
	(millions)
Current Liabilities
Securities due within one year	$2,080	$1,354
Short-term debt	1,745	1,859
Accounts payable, trade	1,955	1,776
Accrued interest, payroll and taxes	613	564
Derivative and energy trading liabilities	1,432	1,086
Other	591	839
Total current liabilities	8,416	7,478

Long-Term Debt
Long-term debt	11,552	11,797
Notes payable - affiliates	116	322
Total long-term debt	11,668	12,119

Deferred Credits and Other Liabilities
Deferred income taxes	3,822	3,812
Derivative and energy trading liabilities	612	322
Other	805	754
Total deferred credits and other liabilities	5,239	4,888
Total liabilities	25,323	24,485

Commitments and Contingencies (see Note 15)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts(2)	1,397	1,132

Subsidiary Preferred Stock Not Subject To Mandatory Redemption	134	384

Common Shareholders' Equity
Common stock - no par(3)	7,891	7,129
Other paid-in capital	47	28
Accumulated other comprehensive income (loss)	(293)	289
Retained earnings	1,420	922
Total common shareholders' equity	9,065	8,368
Total liabilities and shareholders' equity	$35,919	$34,369

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial Statements at that date.
(2) Debt securities issued by Dominion Resources, Inc. and certain subsidiaries constitute 100 percent of the trusts' assets.
(3) Common stock information: 500.0 million shares authorized; 279.0 million shares outstanding at September 30, 2002 and 264.7 million shares outstanding at December 31, 2001.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2002	2001
	(millions)
Net Cash Flows From (Used In) Operating Activities
Net income	$1,024	$ 661
Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, and amortization	1,043	973
Deferred income taxes	313	197
Net unrealized gains on energy trading contracts	(57)	(69)
Changes in:
Accounts receivable	(353)	446
Inventories	(104)	(145)
Unrecovered gas costs	(3)	263
Purchase and origination of mortgages	--	(1,528)
Proceeds from sale and principal collections of mortgages	--	993
Accounts payable, trade	170	(107)
Accrued interest, payroll, and taxes	65	(94)
Margin deposit assets and liabilities	(197)	462
Prepayments	226	156
Other	(222)	(369)
Net cash from operating activities	1,905	1,839

Cash Flows From (Used In) Investing Activities
Plant construction and other property additions	(901)	(874)
Purchases of prospects and gas and oil property	(1,114)	(620)
Loan originations	--	(364)
Repayment of loan originations	11	824
Proceeds from sale of business	--	639
Acquisition of businesses	(402)	(1,313)
Purchase of securities	--	(215)
Other	(152)	25
Net cash used in investing activities	(2,558)	(1,898)

Cash Flows From (Used In) Financing Activities
Repayment of short-term debt, net	(114)	(1,935)
Issuance of long-term debt	1,709	6,306
Repayment of long-term debt	(1,560)	(4,539)
Issuance of preferred securities of subsidiary trusts	400	550
Repayment of preferred securities of subsidiary trusts	(135)	--
Redemption of subsidiary preferred stock	(175)	--
Issuance of common stock	794	152
Common dividend payments	(525)	(479)
Other	(44)	11
Net cash from financing activities	350	66

Increase (decrease) in cash and cash equivalents	(303)	7
Cash and cash equivalents at beginning of period	486	360
Cash and cash equivalents at end of period	$ 183	$ 367

Supplemental Cash Flow Information
Noncash exchange of debt securities	$567	--

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

Virginia Power is a regulated public utility that generates, transmits and distributes electricity within a 30,000-square-mile area in Virginia and northeastern North Carolina. Virginia Power sells electricity to approximately 2.2 million retail customers, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power, through an unregulated subsidiary, has trading relationships beyond its retail service territory and buys and sells wholesale electricity, natural gas and other energy commodities.

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

Dominion manages its daily operations through three primary operating segments: Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also reports its corporate and other operations as an operating segment. Assets remain wholly owned by the legal subsidiaries. See Note 17.

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

In the opinion of Dominion's management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of September 30, 2002, and its results of operations for the three and nine-month periods and cash flows for the nine-month periods ended September 30, 2002 and 2001.

The accompanying unaudited consolidated financial statements include the accounts of Dominion Resources, Inc. and its subsidiaries, with all significant intercompany transactions and accounts eliminated in consolidation.

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

During the second quarter of 2002, Dominion extended the useful lives of most of its fossil fuel stations and electric distribution property based on depreciation studies that indicated longer lives were appropriate after considering the effects of aging and current and planned environmental expenditures. The new estimated useful lives of Dominion's property, plant and equipment are as follows: generation 20-65 years, transmission 30-70 years, distribution 23-53 years, and other 5-25 years. These changes in estimated useful lives reduced depreciation expense by $17 million and $25 million for the three months and nine months ended September 30, 2002. These changes are expected to reduce depreciation by approximately $40 million for the entirety of 2002 and approximately $60 million on an annual basis thereafter.

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Note 3.     Recently Issued Accounting Standards

Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be an operating expense. Dominion has identified certain retirement obligations that will be subject to the standard and will adopt the standard effective January 1, 2003. These obligations include the decommissioning of its nuclear generation facilities, removal of certain storage tanks, the abandonment of certain natural gas pipelines and dismantlement and restoration activities for its gas and oil wells and platforms. At this time, management anticipates no adverse effect on Dominion's 2003 net income or its financial position as a result of adopting the standard. Dominion management's expectations are based on its interpretation of the standard and determination of underlying assumptions, such as discount rates and engineering estimates of the future cost and timing of removal activities to be performed, as of the date of this quarterly report. Further refinement of engineering estimates or changes in assumptions underlying the required calculations may be deemed appropriate before the standard is implemented. For more discussion, see Note 4 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Energy Trading Contracts

In October, the EITF rescinded EITF Issue No. 98-10, Accounting for Contracts involved in Energy Trading and Risk Management Activities, (EITF 98-10). The effect of this decision is that certain energy-related contracts, held for trading purposes, will no longer be subject to fair value accounting. Generally, the affected contracts are those energy-related contracts, held for trading purposes, that are not considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under EITF 98-10 accounting, the fair value of energy contracts was measured at each reporting date, with changes in fair value, including unrealized amounts, reported in earnings. Energy-related contracts affected by the rescission of EITF 98-10 will be subject to accrual accounting and thus recognized as revenue or expense at the time of contract settlement or termination. The EITF's decision is effective for all affected contracts initiated after October 25, 2002. However, for all affected contracts initiated earlier, the change is to be implemented as the cumulative effect of a change in accounting principle effective January 1, 2003.

The results of Dominion's trading operations will be impacted by the EITF's decision. However, the impact of the change is generally limited to the timing of recognition in earnings for those contracts affected; also, such contracts will no longer be reported at fair value on Dominion's balance sheet. Although Dominion has identified the types of contracts that are affected, it has not yet completed the assessment of the individual contracts involved.

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

Dominion adopted SFAS No. 142 on January 1, 2002. The discontinuance of goodwill amortization under SFAS No. 142 will result in an increase in net income of $95 million in 2002. Dominion is required to test its goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances indicate that the fair value of Dominion's reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Dominion completed the transitional goodwill impairment test during the second quarter of 2002 and found no instances of impairment.

Had the provisions of SFAS No. 142 requiring the discontinuance of goodwill amortization been applied for the three and nine months ended September 30, 2001, Dominion's net income and earnings per share would have been as follows:

	Amount	Basic Earnings Per Share	Diluted Earnings Per Share
Interim Periods:	(millions)
Three Months Ended September 30, 2001
Reported net income	$344	$1.38	$1.37
Add: Goodwill amortization	26	0.11	0.11
Adjusted net income	$370	$1.49	$1.48

Nine Months Ended September 30, 2001
Reported net income	$661	$2.67	$2.65
Add: Goodwill amortization	72	0.29	0.29
Adjusted net income	$733	$2.96	$2.94

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other than a $24 million adjustment made during the first quarter of 2002 to the carrying amount of goodwill recognized as part of the purchase of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus), there were no significant changes in the carrying amount of goodwill during the first nine months of 2002. See Note 5.

All of Dominion's intangible assets other than goodwill are subject to amortization. Amortization expense for intangible assets was $13 million and $9 million for the three months ended September 30, 2002 and 2001, respectively, and $38 million and $27 million for the nine months ended September 30, 2002 and 2001, respectively. There were no material acquisitions of intangible assets during the first nine months of 2002. The components of intangible assets at September 30, 2002 were as follows:
	Gross Carrying Amount	Accumulated Amortization
(millions)
Software and software licenses	$442	$187
Other	66	17
Total	$508	$204

Annual amortization expense for intangible assets is estimated to be $53 million for 2002, $52 million for 2003, $49 million for 2004, $43 million for 2005 and $40 million for 2006.

Note 5.     Acquisitions

Louis Dreyfus

On November 1, 2001, Dominion acquired all of the outstanding shares of common stock of Louis Dreyfus Natural Gas Corp., a natural gas and oil exploration and production company headquartered in Oklahoma City, Oklahoma, for $1.8 billion in common stock and cash. Dominion acquired Louis Dreyfus by merging it into a new subsidiary, Dominion Oklahoma Texas Exploration & Production, Inc. (DOTEPI), and then contributed DOTEPI to CNG. The purchase price allocation was completed during the first quarter of 2002 upon receipt of information from outside specialists, increasing liabilities and goodwill each by $24 million. All of the goodwill arising from the Louis Dreyfus acquisition has been allocated to the Dominion Exploration & Production segment for purposes of impairment testing under SFAS No. 142.

State Line

In June 2002, Dominion acquired 100 percent ownership of Mirant State Line Ventures, Inc. (State Line) from Mirant Corporation for approximately $185 million in cash. State Line's assets include a 515-megawatt coal-fired generation facility located near Hammond, Indiana. State Line is included in the Dominion Energy operating segment.

Cove Point

In September 2002, Dominion acquired 100 percent ownership of Cove Point LNG Limited Partnership (Cove Point) from The Williams Companies (Williams) for approximately $217 million in cash. In addition, in November 2002, Dominion paid Williams an additional $8 million representing additional development costs and changes in working capital incurred by Williams prior to closing. Cove Point's assets include a liquefied natural gas import facility located near Baltimore, Maryland that is under reconstruction, a liquefied natural gas storage facility and an approximately 85-mile natural gas pipeline. Dominion expects Cove Point to become fully operational in 2003 and expects to incur approximately $117 million of additional development costs. Cove Point is included in the Dominion Energy operating segment.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Under the 2001 restructuring plan, Dominion identified approximately 340 salaried positions to be eliminated and recorded $42 million in employee severance-related costs. Through September 30, 2002, Dominion had eliminated 254 positions.

The change in the liabilities for severance and related costs and lease termination costs during the first nine months of 2002 is presented below:
(millions)	Severance Liability	Lease Liability
Balance at December 31, 2001	$42	$10
Amounts paid	(21)	(1)
Balance at September 30, 2002	$21	$ 9

For additional information on restructuring activities, see Note 7 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 7.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted earnings per share:
(millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Earnings per share - basic
Net income	$430	$344	$1,024	$661
Average shares of common stock outstanding - basic	278.3	248.3	274.2	247.3
Earnings per share - basic	$1.55	$1.38	$3.73	$2.67

Earnings per share - diluted
Net income	$430	$344	$1,024	$661
Average shares of common stock outstanding - basic	278.3	248.3	274.2	247.3
Net effect of dilutive stock options	1.4	2.0	1.9	2.4
Average shares of common stock outstanding - diluted	279.7	250.3	276.1	249.7
Earnings per share - diluted	$1.54	$1.37	$3.71	$2.65

Antidilutive options excluded from calculation of diluted average shares of common stock outstanding	7.6	2.1	5.1	1.0

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8.     Comprehensive Income

For the three months ended September 30, 2002 and 2001, Dominion recognized total comprehensive income of $310 million and $481 million, respectively. For the nine months ended September 30, 2002 and 2001, Dominion recognized total comprehensive income of $442 million and $880 million, respectively. Other comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 related primarily to unrealized losses on available-for-sale investments held in certain decommissioning trusts and the effective portion of the changes in fair value of derivatives designated as hedging instruments in cash flow hedges (as described in more detail in Note 9).

Note 9.     Derivatives and Hedge Accounting

Dominion adopted SFAS 133 effective January 1, 2001. In connection with this adoption, Dominion recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $183 million, net of taxes of $106 million, in the first quarter of 2001.

As of September 30, 2002, Dominion is hedging its exposure to the variability in future cash flows for certain forecasted transactions over periods of one to six years. Under the provisions of SFAS 133, Dominion records the effective portion of the changes in fair value of derivative contracts designated as cash flow in AOCI in the consolidated balance sheets. Derivative gains and losses reported in AOCI are reclassified as earnings in the periods in which earnings are impacted by the variability of cash flows of the underlying hedged transaction.

The portion of Dominion's other comprehensive income (loss) associated with the effective portion of the change in fair value of cash flow hedging derivatives, net of taxes and amounts reclassified to earnings, is as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2002	2001	2002	2001
(millions)		(millions)
$(19)	$174	$(477)	$457

Based on balances at September 30, 2002, Dominion expects to reclassify approximately $63 million of net gains from AOCI to earnings during the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market prices. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

The ineffective portion of the change in fair value of both cash flow and fair value hedging derivatives is recognized in current period earnings. In addition, for options designated either as fair value or cash flow hedges, changes in time value are excluded from the measurement of hedge effectiveness and therefore recorded in earnings. Dominion recognized pre-tax increases (decreases) in earnings, representing hedge ineffectiveness and the change in time value, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Ineffectiveness:	(millions)		(millions)
Fair value hedges	$(1)	$(1)	$2	$(1)
Cash flow hedges	(4)	(1)	(21)	-
Total ineffectiveness	$(5)	$(2)	$(19)	$(1)

Change in options' time value:
Fair value hedges	-	-	$(1)	-
Cash flow hedges	-	$(21)	-	$(22)
Total change in options' time value	-	$(21)	$(1)	$(22)

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10.     Margin Deposit Assets and Liabilities

Amounts reported as margin deposit assets represent funds held on deposit by various trading counterparties that resulted from credit exposures for Dominion exceeding agreed-upon credit limits. Amounts reported as margin deposit liabilities represent funds held by Dominion that resulted from credit exposures for various trading counterparties exceeding agreed-upon credit limits. These credit limits and the mechanism for calculating the amounts to be held on deposit are determined in the International Swap Dealers Association master agreements in place between Dominion and the counterparties. As of September 30, 2002 and December 31, 2001, Dominion had margin deposit assets of $147 million and $30 million, respectively, and margin deposit liabilities of $8 million and $88 million, respectively.

Note 11.     Ceiling Test

As more fully described in Note 2 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, Dominion follows the full cost method of accounting for gas and oil exploration and production activities, as prescribed by the SEC. Under this method, capitalized costs are subject to a quarterly "ceiling test". Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the production of proved gas and oil reserves. As currently permitted by the SEC, Dominion uses hedge-adjusted period-end prices to calculate the present value of estimated future net revenues. Such prices are used for the portion of anticipated production from proved reserves that is hedged by qualifying cash flow hedges. As of September 30, 2002, the use of period-end market prices rather than hedge-adjusted prices, as otherwise required by the full cost method, would not have resulted in an impairment charge. Due to the volatility of gas and oil prices, it is reasonably possible that for some quarters, Dominion may satisfy the ceiling test using hedge-adjusted prices, whereas the use of period-end market prices without the effects of hedging could have resulted in an impairment charge.

Note 12.     Investments in Retained Interests from Mortgage Securitizations

During the second quarter of 2002, Dominion evaluated its ability to sell its retained interests from previously securitized mortgages. The evaluation process included discussions with various investment advisors, securitizers of mortgages and others in the mortgage industry. The result of that evaluation was that the retained interests were not readily saleable on terms that would be acceptable to Dominion. Therefore, during the second quarter of 2002, Dominion reclassified $236 million of retained interests from "trading" to "available-for-sale". While classifying the retained interests as trading, Dominion recognized $5 million of net realized and unrealized pre-tax losses in earnings through May 1, 2002. Beginning on May 1, 2002, unrealized gains and losses on the retained interests were recorded in other comprehensive income. As of September 30, 2002, $19 million of net unrealized pre-tax losses had been recorded in other comprehensive income. For additional discussion of retained interests and prior securitizations of loans, see Notes 2 and 13 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 13.     Significant Financing Transactions

Joint Credit Facilities

In May 2002, Dominion, Virginia Power and CNG entered into two joint credit facilities that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million three-year revolving credit facility that terminates in May 2005. These credit facilities replaced the $1.75 billion 364-day credit facility and Dominion's $300 million multi-year credit facility that matured during the second quarter of 2002. The new joint credit facilities will be used for working capital, as support for the combined commercial paper programs of Dominion, Virginia Power and CNG, and for other general corporate purposes. The three-year facility can also be used to support up to $200 million of letters of credit. At September 30, 2002, total outstanding commercial paper was $1.7 billion. At September 30, 2002, total outstanding letters of credit supported by the three-year facility were $65 million related primarily to DEI.

CNG Credit Facility

In August 2002, CNG entered into a $500 million credit facility that terminates in August 2003. This credit facility will be used to support the issuance of letters of credit and commercial paper by CNG. At September 30, 2002, outstanding letters of credit under this facility totaled $325 million.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cove Point Bridge Facility

In September 2002, Dominion financed its acquisition of Cove Point with commercial paper supported by a $250 million revolving credit facility. The $250 million bridge facility expires in March 2003. See Note 5 to the Consolidated Financial Statements for a discussion of the Cove Point acquisition.

Extendible Commercial Notes

In addition to commercial paper, Virginia Power has, from time to time, sold extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes that Virginia Power sells in private placements. Any ECNs would have a stated maturity of 390 days from issuance and may be redeemed earlier at Virginia Power's option. At September 30, 2002, $50 million of ECNs were outstanding.

Long-Term Debt

During the first nine months of 2002, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Medium-term notes	$250	3.875%	2004	Dominion Resources, Inc.
Equity-linked debt securities	330	5.75%	2008	Dominion Resources, Inc.
Senior notes	1,020	5.70%-6.25%	2012	Dominion Resources, Inc.
Senior notes(1)	650	5.375%	2007	Virginia Power
Medium-term notes(2)	83	5.72%	2005	Dominion Canada Finance Company
Bankers Acceptances(2)	13	3.58%	2003	Dominion Exploration Canada Ltd.
Total long-term debt issued	2,346
Less direct exchange(1)	(117)
Less direct exchange(3)	(520)
Total long-term debt issued excluding direct exchanges	$1,709

__________________________________

(1) During the first quarter of 2002, Virginia Power redeemed its $200 million, 6.75 percent 1997-A mortgage bonds due 2007. Virginia Power completed the redemption by issuing $650 million of 5.375 percent senior notes due 2007. The redemption included a direct exchange of senior notes for $117 million of mortgage bonds. Virginia Power used the remaining proceeds of senior notes to redeem the remaining $83 million of mortgage bonds and for general corporate purposes including the repayment of other debt.

(2) Securities are denominated in Canadian dollars but presented here in US dollars, based on exchange rates as of date of issuance.

(3) During the third quarter of 2002, Dominion redeemed its $200 million 7.40 percent Series D remarketable senior notes due 2012 and $250 million variable rate Series F remarketable senior notes due 2012 (Remarketable Senior Notes). In a direct exchange, Dominion completed the redemption by issuing $520 million of 5.70 percent Series 2002 C senior notes due 2012. The principal amount of the senior notes was determined by an exchange ratio that was based upon the fair value of the Remarketable Senior Notes. In addition, through September 2004, the interest rate for the senior notes may increase if the credit ratings established for Dominion Resources, Inc. senior unsecured debt securities by Standard & Poor's Ratings Group (Standard & Poor's), a division of The McGraw-Hill Companies, Inc. or Moody's Investor Service, Inc. (Moody's) decline. The total increase is limited to one percent and would continue for any period in which the downgrade is in effect.

During the first nine months of 2002, Dominion Resources, Inc. and its subsidiaries repaid $1.6 billion of long-term debt securities.

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

Dominion makes quarterly interest payments on the senior notes and quarterly payments on the stock purchase contracts at the rates described below. Dominion has recorded the present value of the stock purchase contract payments as a liability, offset by a charge to common stock in shareholders' equity. Interest payments on the senior notes are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as interest expense. In calculating diluted earnings per share, Dominion applies the treasury stock method to the equity-linked debt securities. These securities did not have a significant effect on diluted earnings per share for the three and nine months ended September 30, 2002.

Under the terms of the stock purchase contracts, Dominion will issue between 6.7 million and 8.1 million shares of its common stock in November 2004 and between 4.1 million and 5.5 million shares of its common stock in May 2006. A total of 13.6 million shares of Dominion's common stock is reserved for issuance in connection with the stock purchase contracts.

Selected information about Dominion's equity-linked debt securities is presented below (amounts other than percentages are in millions):
Date of Issuance	Units Issued	Total Net Proceeds	Total Long-term Debt	Senior Note Annual Interest Rate	Stock Purchase Contract Annual Rate	Total Equity Charge	Stock Purchase Settlement Date	Maturity of Senior Notes
10/00	8.3	$400.1	$412.5	8.05%	1.45%	$20.7	11/04	11/06
3/02	6.6	$320.1	$330.0	5.75%	3.00%	$36.3	5/06	5/08

Common Stock

During the first nine months of 2002, Dominion received proceeds of $794 million from the issuance of common stock. In March 2002, Dominion issued approximately 10 million shares through an equity offering and received proceeds of $618 million. The remainder of the shares issued and proceeds received occurred through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

In October 2002, Dominion issued approximately 28 million shares through a public equity offering and received proceeds of approximately $1.1 billion. Net proceeds will be used for general corporate purposes, principally repayment of debt.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

In August 2002, Virginia Power Capital Trust II (Trust), a capital trust subsidiary of Virginia Power, issued $400 million of 7.375 percent trust preferred securities, representing preferred beneficial interests and 97 percent beneficial ownership in the assets held by the Trust. In exchange for the $400 million realized from the sale of the trust preferred securities and $12 million of common securities that represent the remaining three percent beneficial ownership interest in the assets held by the Trust, Virginia Power issued $412 million of its 2002 7.375 percent Junior Subordinated Notes (the Junior Subordinated Notes) due July 30, 2042. The Junior Subordinated Notes constitute 100 percent of the Trust's assets. The Trust must redeem the trust preferred securities when the Junior Subordinated Notes are repaid at maturity or if redeemed prior to maturity. The proceeds were used to redeem all shares of Virginia Power variable rate preferred stock as discussed below.

In September, 2002, Virginia Power Capital Trust I redeemed all outstanding trust preferred securities for $135 million and Virginia Power redeemed $139 million of Junior Subordinated Deferrable Interest Notes Series A held by the trust.

Preferred Stock

In September 2002, Virginia Power purchased and redeemed all shares of its variable rate preferred stock September 1992A Series, September 1992B Series, and October 1988 Series for $175 million, representing a price of $100 per share. In October 2002, Virginia Power redeemed its outstanding June 1989 Series variable rate preferred stock for $75 million, representing a price of $100 per share.

Note 14.      Subsidiary Dividend Restrictions

The 1935 Act prohibits registered holding companies and their subsidiaries from paying dividends out of capital or unearned surplus except when they have received specific SEC authorization. In January 2002, Dominion filed an application with the SEC for relief from the restriction on paying dividends out of unearned surplus of the subsidiary into which Louis Dreyfus was merged. The request was for relief up to an amount equal to Louis Dreyfus' retained earnings before the merger. As of September 30, 2002, the application was still pending with the SEC.

There have been no changes to other subsidiary dividend restrictions disclosed in Note 21 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 15.     Commitments and Contingencies

Other than the environmental matter discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, nor have any significant new matters arisen during the nine months ended September 30, 2002.

Leases with Special Purpose Entities

As described more fully in Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, Dominion, through certain subsidiaries, has entered into agreements with special purpose entities (Lessors) in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. The Lessors have financing commitments from equity and debt investors totaling $2.2 billion, of which approximately $1.4 billion has been used for project costs incurred to date. There have been no significant changes to the estimated annual lease payments for these projects disclosed in Note 27 described above.

FASB expects to issue a new accounting standard regarding the accounting treatment for special purpose entities. The final provisions of this new standard may affect the accounting of these lease arrangements. If the special purpose entities were to be consolidated into Dominion's financial statements, Dominion would record both the project assets and related debt and minority interests on its balance sheet. Dominion is monitoring this FASB project and may consider other financing structures for these projects in the future. Dominion's management does not anticipate any changes in accounting requirements to impact planned levels of financing or its credit ratings.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Environmental Matters

During 2000, Virginia Power received a Notice of Violation from the Environmental Protection Agency (EPA) alleging that Virginia Power failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against Virginia Power alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. Virginia Power also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that Virginia Power has obtained the necessary permits for its generating facilities. Virginia Power has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at Virginia Power's coal-fired generating stations in Virginia and West Virginia. Dominion had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. As of September 30, 2002, Dominion has recorded, on a discounted basis, $18 million for the civil penalty and environmental projects. In May 2002, the EPA issued a Section 114 request for information about whether projects undertaken at Virginia Power's Chesterfield, Chesapeake, Yorktown, Possum Point and Bremo Bluff power stations were properly permitted under the Clean Air Act's New Source Review requirements, to which Virginia Power responded in a timely manner.

In July 2002, the EPA issued a Section 114 request for information about whether Morgantown Energy Associates' facility in Morgantown, West Virginia is in compliance with environmental requirements. EPA made a site visit and at that time received the requested information. Morgantown Energy Associates is a 50 percent-owned investment accounted for by Dominion under the equity method.

Guarantees, Letters of Credit and Surety Bonds

In the ordinary course of business, Dominion Resources, Inc. and certain subsidiaries are party to various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees, stand-by letters of credit and surety bonds. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. Guarantees and stand-by letters of credit are used, when necessary, to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis. Accordingly, Dominion and certain subsidiaries entered into guarantees and stand-by letters of credit so the third parties would be willing to enter into contracts with the subsidiaries and to extend sufficient credit to facilitate the subsidiaries' accomplishment of intended commercial purposes. In such instances, guarantees may be used to limit exposures resulting from subsidiary business activities to pre-defined amounts. To the extent a liability, subject to a guarantee, has been incurred by a consolidated subsidiary, such liability is included in Dominion's consolidated financial statements. Only in those limited instances where Dominion or certain subsidiaries enter into a guarantee on behalf of a party that is not consolidated in the preparation of Dominion's consolidated financial statements would performance under the agreement result in the recognition of additional liabilities in Dominion's consolidated financial statements.

Guarantees

At September 30, 2002 and December 31, 2001, outstanding guarantees totaled $4.7 billion and $4.4 billion, respectively. Dominion believes it unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations. Outstanding guarantees as of December 31, 2001 included $3.3 billion issued by Dominion Resources, Inc. and $1.1 billion issued by CNG. As of September 30, 2002, outstanding guarantees include $3.6 billion issued by Dominion Resources, Inc. and $1.1 billion issued by CNG and represented the following types of guarantees:

Guarantee of Consolidated Subsidiary Debt -- Dominion Resources, Inc. has guaranteed the payment of interest and principal of $538 million of subsidiary debt, primarily for certain subsidiaries of DEI. CNG has guaranteed the payment of interest and principal on $288 million of debt of DOTEPI. These debts are included in Dominion's consolidated balance sheet at September 30, 2002. In the event of default by the subsidiaries, Dominion Resources, Inc. or CNG, as applicable, would be obligated to repay such amounts.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Guarantees Supporting Commodity Transactions of Consolidated Subsidiaries -- Dominion Resources, Inc. has also guaranteed contract payments up to approximately $936 million primarily for certain subsidiaries of Virginia Power, CNG and DEI involved in energy marketing activities. CNG has also guaranteed contract payments up to approximately $760 million primarily for certain of its subsidiaries involved in natural gas and oil production and energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and related commodities and services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in Dominion's consolidated balance sheet at September 30, 2002. If any one of these subsidiaries fails to perform or pay under the contracts and the counterparties seek performance or payment, Dominion Resources, Inc. or CNG, as applicable, would be obligated to satisfy such obligation. Dominion and CNG receive similar guarantees as collateral for credit extended by Dominion and CNG.

Guarantees Supporting Other Agreements -- Dominion Resources, Inc. has also guaranteed the following transactions:

  $26 million related to the future nuclear decommissioning obligations of certain DEI subsidiaries for the Millstone Power Station and $264 million related to potential retrospective premiums that could be assessed under Dominion's nuclear insurance programs for the Millstone Power Station, if there is a nuclear incident. The liability for future nuclear decommissioning is included in Dominion's consolidated balance sheet at September 30, 2002. See Note 16 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001 for more information on nuclear operations. Also, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for Millstone's operations, Dominion has also agreed to provide up to $150 million to a DEI subsidiary, if requested by such subsidiary, to pay Millstone operating expenses.

  $91 million related to certain leases (fleet vehicles and computer hardware and software), primarily for Dominion Resources Services, Inc. (DRS) and CNG. To the extent such leases qualify as capital leases, the assets and related lease obligations are included in Dominion's consolidated balance sheet at September 30, 2002. For information on commitments for Dominion's leases, see Leases under Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

  $1.4 billion related to the leasing obligations of certain subsidiaries of DEI for several new power generation projects, as well as those of DRS for corporate headquarters and aircraft. See Leases with Special Purpose Entities above and Leases under Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

  $35 million if certain environmental events related to oil and gas producing activities conducted by certain CNG subsidiaries should occur in the future. If a liability should result from a future environmental event associated with such subsidiaries' operations, the liability would be reported in CNG's consolidated balance sheet.

  $35 million related to the obligations of a DEI subsidiary under a cross-currency swap agreement. If the subsidiary were to default on any amounts payable under the swap agreement, Dominion Resources, Inc. would be obligated to pay such amounts.

  $27 million related to guarantees for letters of credit issued primarily on behalf of certain subsidiaries of Dominion Capital, Inc. (DCI) and DEI.

Guarantees Supporting Related Parties -- Dominion Resources, Inc. has guaranteed $69 million related to officers' borrowings under the executive stock loan program. In the event of default by an officer, Dominion Resources, Inc. would be obligated to repay such loans and would recognize a charge to earnings and the related liability in its consolidated financial statements. Dominion's maximum exposure is $69 million if all officers defaulted on their loans and Dominion could not recover these amounts from the officers who are personally liable for repayment of the loans.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Standby Letters of Credit

At September 30, 2002, CNG and DEI had authorized the issuance of standby letters of credit by a financial institution in the amounts of $325 million and $65 million, respectively, for the benefit of certain counterparties that had extended credit to these subsidiaries. In the unlikely event that CNG or DEI do not pay amounts when due under the covered contracts, any covered counterparty may present its claim for payment to the financial institution, which would then request payment from CNG or DEI, as applicable. The letters of credit of DEI are backed by the 3-year revolving credit facility that matures in May 2005. The letters of credit of CNG are backed by the CNG credit facility that matures in August 2003. See Note 13. As of September 30, 2002, no amounts had been presented for payment under these letters of credit.

Surety Bonds

At September 30, 2002, Dominion Resources, Inc. and Virginia Power had purchased $120 million of surety bonds, of which $57 million was associated with the financial assurance requirements imposed by the Nuclear Regulatory Commission with respect to the decommissioning of Virginia Power's nuclear units. Under the terms of the surety bonds related to nuclear decommissioning, Virginia Power is obligated to indemnify the respective surety bond company for any amounts paid. The liability for future nuclear decommissioning is included in Dominion's consolidated balance sheets at September 30, 2002. The remaining $63 million relates to surety bonds purchased by various Dominion subsidiaries for purposes, such as providing worker compensation coverage and obtaining licenses, permits and rights-of-way. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities would be included in Dominion's consolidated balance sheets until paid. Under the terms of the surety bonds, Dominion Resources, Inc. is obligated to indemnify the respective surety bond company for any amounts paid on behalf of its subsidiaries.

Equity Contribution Commitment

CNG International Corporation, a subsidiary of CNG, is contractually obligated to make equity contributions of up to $100 million to an unconsolidated subsidiary in the event that the unconsolidated subsidiary is unable to service certain debt. CNG is contractually obligated to cause CNG International to make such equity contributions. As part of the final purchase price allocation for the CNG acquisition, Dominion established a liability for $100 million, reflecting amounts expected to be made pursuant to the equity contribution agreement.

Note 16.     Concentration of Credit Risk

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

Dominion maintains credit policies with respect to its counterparties that management believes minimize overall credit risk. Where appropriate, such policies include the evaluation of a prospective counterparty's financial condition, collateral requirements and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. Dominion also monitors the financial condition of existing counterparties on an ongoing basis. Dominion maintains a provision for credit losses based upon factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on Dominion's credit policies and the September 30, 2002 provision for credit losses, that it is unlikely that a material adverse effect on its financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. In the calculation of net credit exposure, Dominion's gross exposure is reduced by collateral made available by counterparties, including letters of credit and cash received by Dominion and held as margin deposits. Presented below is a summary of Dominion's gross and net credit exposure as of September 30, 2002. The amounts presented exclude accounts receivable for retail electric and gas sales and services and regulated transmission services and Dominion's provision for credit losses.

	At September 30, 2002
(millions)	Gross Credit Exposure	Collateral	Net Credit Exposure
Investment grade counterparties(1)	$430	$58	$372
Rated non-investment grade counterparties(2)	121	11	110
Non-rated counterparties(3)	107	--	107
Total	$658	$69	$589

_______________________

(1) This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody's and BBB- assigned by Standard & Poor's. The largest individual investment grade counterparty represents approximately 6 percent of the total gross credit exposure.

(2) This category includes counterparties with credit ratings that are below investment grade. The three largest rated non-investment grade counterparties, combined, represented 10 percent of the total gross credit exposure.

(3) This category includes counterparties that have not been rated by Moody's or Standard & Poor's. The largest individual non-rated counterparty represents approximately 2 percent of total gross credit exposure.

Note 17.     Operating Segments

Dominion manages its operations through the following operating segments:

Dominion Energy manages Dominion's generation portfolio, consisting of generating units and power purchase agreements. It also manages Dominion's energy trading, marketing, hedging and arbitrage activities; and gas pipeline and certain gas production and storage operations.

Dominion Delivery manages Dominion's electric and gas distribution systems, as well as customer service and electric transmission operations.

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

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(millions)	Dominion Energy	Dominion Delivery	Dominion Exploration & Production	Corporate and Other	Eliminations	Consolidated Total
Three Months Ended September 30,
2002
Operating revenue - external customers	$1,561	$518	$409	$ 57	--	$2,545
Operating revenue - intersegment	27	8	22	142	$(199)	--
Net income (loss)	273	111	90	(44)	--	430
2001
Operating revenue - external customers	$1,653	$515	$313	$63	--	$2,544
Operating revenue - intersegment	25	3	39	138	$(205)	--
Net income (loss)	288	68	78	(90)	--	344
Nine Months Ended September 30,
2002
Operating revenue - external customers	$4,353	$1,786	$1,202	$ 171	--	$7,512
Operating revenue - intersegment	83	20	62	424	$(589)	--
Net income (loss)	585	330	271	(162)	--	1,024
2001
Operating revenue - external customers	$4,591	$2,295	$976	$189	--	$8,051
Operating revenue - intersegment	110	9	88	410	$(617)	--
Net income (loss)	596	273	234	(442)	--	661

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

Dominion makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include weather conditions; fluctuations in energy-related commodities prices and the effect these could have on Dominion's earnings, liquidity position, and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including equity price risk due to marketable equity securities held as investments in trusts and benefit plans; changes in rating agency requirements; changes in accounting standards; the risks of operating businesses in regulated industries that are in the process of becoming deregulated; the transfer of control over electric transmission facilities to a regional transmission entity; completing the divestiture of DCI and CNG International; collective bargaining agreements and labor negotiations; and political and economic conditions (including inflation rates). Some more specific risks are discussed below.

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

Dominion's Operations Are Weather Sensitive-Dominion's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. In addition, severe weather, including hurricanes, winter storms and droughts, can be destructive, causing outages, property damage and requiring Dominion to incur additional expenses.

Dominion Is Subject to Complex Government Regulation Which Could Adversely Affect Its Operations-Dominion's operations are subject to extensive regulation and require numerous permits, approvals and certificates from various federal, state and local governmental agencies. Dominion must also comply with environmental legislation and other regulations. Management believes the necessary approvals have been obtained for Dominion's existing operations and that its business is conducted in accordance with applicable laws. However, Dominion remains subject to a varied and complex body of laws and regulations. New laws or regulations or the revision or reinterpretation of existing laws or regulations may require Dominion to incur additional expenses.

Costs of Environmental Compliance, Liabilities and Litigation Could Exceed Dominion's Estimates-Dominion is subject to rising costs that result from a steady increase in the number of federal, state and local laws and regulations designed to protect the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations, particularly with laws relating to power plant emissions. In addition, Dominion may be a responsible party for environmental clean up at a site identified by a regulatory body. Management cannot predict with certainty the amount and timing of all future expenditures related to environmental

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

matters because of the difficulty of estimating clean up costs and compliance, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Capped Electric Rates in Virginia May Be Insufficient to Allow Full Recovery of Stranded and Other Costs-Under the Virginia Utility Restructuring Act, Dominion's electric base rates (excluding fuel costs and certain other allowable adjustments) remain unchanged until July 2007 unless modified consistent with that Act. The capped rates and wires charges that, where applicable, will be assessed to customers opting for alternative suppliers allow Dominion to recover certain generation-related costs and fuel costs; however, Dominion remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, changes in tax laws, inflation and increased capital costs. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Future Issues and Outlook-Regulated Electric Operations and Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

The Electric Generation Business is Increasingly Subject to Competition-Effective January 1, 2002, the generation portion of Dominion's electric utility operations in Virginia is open to competition and is no longer subject to cost-based rate regulation. As a result there will be increased pressure to lower costs, including the cost of purchased electricity. Because Dominion's electric utility generation business has not previously operated in a competitive environment, the extent and timing of entry by additional competitors into the electric market in Virginia is unknown. Therefore, it is difficult to predict the extent to which Dominion will be able to operate profitably within this new environment. In addition, the success of Dominion's merchant power plants is dependent upon its ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover its operating costs. Recent short term, depressed spot and forward wholesale power prices during the past summer months have resulted in lower than expected revenues in Dominion's merchant power business and, if this continues into the future, will negatively affect Dominion's earnings.

There Are Inherent Risks in the Operation of Nuclear Facilities-Dominion operates nuclear facilities that are subject to inherent risks. These include the ability to dispose of spent nuclear fuel, the disposal of which is subject to complex federal and state regulatory constraints, the cost of and Dominion's ability to maintain adequate reserves for decommissioning, costs of plant maintenance and exposure to potential liabilities arising out of the operation of these facilities. Dominion maintains decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage. In addition, in today's environment there is a heightened risk of a terrorist attack on the nation's nuclear plants. Dominion expects to incur increased security costs at its nuclear facilities.

The Use of Derivative Contracts Could Result in Financial Losses-Dominion uses derivatives including futures, forwards, options and swaps, to manage its commodity and financial market risks. In addition, Dominion purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. In the future, Dominion could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts. For additional information concerning derivatives and commodity-based trading contracts, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Rate Sensitive Instruments and Risk Management and Notes 2 and 15 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

Dominion Is Exposed to Market Risks Beyond Its Control in Its Energy Clearinghouse Operations-Dominion's energy clearinghouse and risk management operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have experienced severe business downturns during the past year resulting in some being forced to exit or curtail their participation in the energy trading markets. This has led to a reduction in the number of trading partners, lower industry trading revenues and lower than expected revenues in Dominion's energy clearinghouse operations. Declining credit worthiness of some of Dominion's trading parties may limit the level of its trading activities with these parties and increase the risk that these counterparties may not perform under a contract.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Success of Dominion's Telecommunications Business Strategy is Dependent Upon Market Conditions-The current strategy of Dominion's joint venture in the telecommunications business is based upon its ability to deliver lit capacity, dark fiber and colocation services to its customers. The market for these services, like the telecommunications industry in general, is rapidly changing. Dominion cannot be certain that growth in demand for these services will occur as expected. If the market for these services fails to grow as quickly as anticipated or becomes saturated with competitors, including competitors using alternative technologies such as wireless, Dominion's investment in the telecommunications business , as well as the earnings from such investment, may be adversely affected. Additionally, the current market values of assets in the telecommunications industry have been subject to depressed market conditions; if these conditions continue, it could adversely affect the underlying value of Dominion's telecommunications investment.

Dominion's Exploration and Production Business is Dependent on Factors Including Commodity Prices Which Cannot Be Predicted or Controlled-Dominion's exploration and production business is subject to numerous risks beyond its control. These factors include fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities and Dominion's ability to acquire additional land positions in competitive lease areas. Also, in connection with the use of financial derivatives to hedge future sales of gas and oil production, Dominion's liquidity may sometimes be affected by margin requirements, whereby Dominion must deposit funds with counterparties to cover the fair value of covered contracts in excess of agreed-upon credit limits. Some of those factors could have compounding effects that could further affect Dominion's financial results. For example, because Dominion follows the full cost method of accounting for gas and oil exploration and production activities, short-term market declines in the prices of natural gas and oil could adversely affect its financial results. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. The principal limitation is that these capitalized amounts may not exceed the present value of estimated future net revenues based on hedge-adjusted period-end prices from the production of proved gas and oil reserves (the ceiling test). If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

An Inability to Access Financial Markets Could Affect the Execution of Dominion's Business Plan-Dominion relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow of its operations. Management believes that Dominion and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Dominion's control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to Dominion's credit ratings. Restrictions on Dominion's ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing Rating Agency Requirements Could Negatively Affect Dominion's Growth and Business Strategy-As of October 2002, Dominion's senior unsecured debt is rated BBB+, stable outlook, by Standard & Poor's and Baa1, negative outlook, by Moody's. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings per share. A reduction in Dominion's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely impact its results of operations

Potential Changes in Accounting Practices May Adversely Affect Dominion's Financial Results-Recently discovered accounting irregularities in various industries have caused regulators and legislators to take a renewed look at accounting practices, financial disclosures and companies' relationships with their independent auditors. While it is still unclear what laws or regulations will develop, Dominion cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or in its operations specifically.

In addition, new accounting standards could be enacted by the FASB or the SEC which could impact the way Dominion is required to record revenues, expenses, assets and liabilities. These changes in accounting standards could lead to negative impacts on reported earnings or increases in liabilities, which in turn could affect Dominion's reported results of operations.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Segments

In general, management's discussion of Dominion's results of operations focuses on the contributions of its operating segments. However, the discussion of Dominion's financial condition under Liquidity and Capital Resources is based on legal entities as Dominion transacts business in the financial markets on that basis. Dominion's three primary operating segments are Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also presents its corporate, financial services and other operations as an operating segment. For more information on Dominion's business segments, see Note 17 to the Consolidated Financial Statements.

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
(millions, except per share amounts)	Net Income		Diluted Earnings Per Share
Three Months Ended September 30,	2002	2001	2002	2001
Dominion Energy	$273	$288	$0.98	$1.15
Dominion Delivery	111	68	0.40	0.27
Dominion Exploration & Production	90	78	0.32	0.31
Net Income Contribution - Primary Segments	474	434	1.70	1.73

Corporate and Other	(44)	(90)	(0.16)	(0.36)
Consolidated Net Income/Earnings Per Share	$430	$344	$1.54	$1.37

Consolidated Operating Revenue	$2,545	$2,544
Consolidated Operating Expenses	$1,709	$1,764

Nine Months Ended September 30,	2002	2001	2002	2001
Dominion Energy	$585	$596	$2.12	$2.39
Dominion Delivery	330	273	1.19	1.09
Dominion Exploration & Production	271	234	0.98	0.94
Net Income Contribution - Primary Segments	1,186	1,103	4.29	4.42

Corporate and Other	(162)	(442)	(0.58)	(1.77)
Consolidated Net Income/Earnings Per Share	$1,024	$661	$3.71	$2.65

Consolidated Operating Revenue	$7,512	$8,051
Consolidated Operating Expenses	$5,341	$6,257

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Consolidated Operating Results - Third Quarter 2002

Dominion earned $1.54 per diluted share in the third quarter of 2002, reflecting net income of $430 million and an increase of $86 million and $0.17 per diluted share over 2001.

  Third quarter 2002 results for Dominion's operating segments reflect primarily increases in regulated electric sales, resulting from comparably warmer weather during the current year quarter, and gas and oil production, reflecting the impact of the Louis Dreyfus acquisition, offset somewhat by lower average realized prices from gas and oil production. Partially offsetting these results were decreases in electric sales by Dominion's merchant generation fleet, reflecting primarily comparably lower prices for electricity. In addition, the contribution by Dominion's energy trading and wholesale electric marketing operations decreased, reflecting the effects of unfavorable price changes on energy contracts held but not yet settled, lower electric marketing sales and lower trading margins for both gas and electricity.

  The increase in net income also includes a $26 million benefit associated with the discontinuance of goodwill amortization in 2002 and a $10 million increase in operating income for DCI. Interest and related charges decreased $16 million, reflecting lower overall interest rates on outstanding debt, partially offset by interest on new issues of debt and trust preferred securities in late 2001 and the first nine months of 2002. Dominion's effective income tax rate decreased, reflecting a net $31 million effect of including certain subsidiaries in Dominion's consolidated state income tax returns. In addition, the effective tax rate decreased for foreign earnings, the impact of discontinuing amortization of goodwill for book purposes and other factors.

Overview of Consolidated Operating Results - Nine Months Ended September 30, 2002

Dominion earned $3.71 per diluted share in the first nine months of 2002, reflecting net income of $1.0 billion and an increase of $363 million and $1.06 per diluted share over 2001.

  The results for Dominion's operating segments for the first nine months of 2002 reflect primarily increases in regulated electric sales, resulting from comparably warmer weather during the current year quarter, and gas and oil production, reflecting the impact of the Louis Dreyfus acquisition, offset somewhat by lower average realized prices from gas and oil production. Partially offsetting these results were decreases in electric sales by Dominion's merchant generation fleet, reflecting primarily comparably lower prices for electricity. In addition, the contribution by Dominion's energy trading and wholesale electric marketing operations decreased, reflecting the effects of unfavorable price changes on energy contracts held but not yet settled, lower electric marketing sales and lower trading margins for both gas and electricity.

  The increase in net income also includes the impacts of: a $136 million after-tax charge recognized in 2001 in connection with the termination of certain long-term power purchase agreements; a $25 million after-tax loss recognized on the sale of Saxon Capital in 2001; a $72 million benefit associated with the discontinuance of goodwill amortization; and a $27 million increase in operating income for DCI. Interest and related charges decreased $47 million, reflecting lower overall interest rates on outstanding debt, partially offset by interest on new issues of debt and trust preferred securities in late 2001 and the first nine months of 2002. Dominion's effective income tax rate decreased, reflecting a net $31 million effect of including certain subsidiaries in Dominion's consolidated state income tax returns. In addition, the effective tax rate decreased for foreign earnings, the impact of discontinuing amortization of goodwill for book purposes and other factors.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share amounts)	2002	2001	2002	2001
Operating revenue	$1,588	$1,678	$4,436	$4,701
Operating expenses	1,123	1,170	3,357	3,545
Net income contribution	273	288	585	596
Earnings per share contribution	$0.98	$1.15	$2.12	$2.39

Electricity supplied* (million mwhrs)	29	27	76	72
Gas transmission throughput (bcf)	105	94	416	402

________________

* Amounts presented are for electricity supplied by utility and merchant energy operations and exclude volumes associated with electric trading activities.

Operating Results - Third Quarter 2002

Dominion Energy contributed net income of $273 million and $0.98 per diluted share for the third quarter of 2002, a decrease of $15 million and $0.17 per diluted share over 2001 results. The decrease in net income includes decreases in operating revenue ($90 million) partially offset by decreased operating expenses ($47 million), interest and related charges ($17 million) and income tax expense ($11 million). Interest and related charges and income taxes are discussed on a consolidated basis.

The decrease in operating revenue includes decreased revenues for non-regulated electric sales, non-regulated gas sales, and gas transportation and storage, partially offset by increased regulated electric sales revenue.

  Non-regulated electric sales revenue decreased $134 million. Revenue for sales by Dominion's merchant generation fleet and retail energy marketing operations had a net decrease of $37 million, reflecting the impact of lower prices of approximately $46 million, partially offset by an approximate $9 million increase related to comparably higher volumes. Revenue associated with electric trading, net of related cost of sales, and wholesale marketing operations decreased $97 million, reflecting the effect of unfavorable price changes on the fair value of contracts held and not yet settled, lower wholesale sales and lower trading margins. This decrease was principally driven by lower price volatility in all electric markets served by the electric trading operations and less utility generation available for wholesale sales due to higher demand requirements from Dominion's native load customer base.

  Non-regulated gas sales revenue decreased $28 million and includes a decrease of approximately $18 million associated with Dominion's gas trading operations, including $8 million of losses on the "economic hedges" discussed under Selected Information-Energy Trading Activities below. The remaining decrease in non-regulated gas sales revenue relates primarily to comparably lower sales revenue for Dominion's energy marketing operations, reflecting the discontinuance of certain operations in late 2001.

  Gas transportation and storage revenue decreased $28 million, reflecting primarily comparatively lower prices for these services.

  Regulated electric sales revenue increased $97 million. Comparably warmer temperatures and customer growth are estimated to have contributed $87 million and $12 million, respectively.

The decrease in operating expenses reflects primarily decreased purchased gas expense; liquids, pipeline capacity and other purchases expense and depreciation; partially offset by increased electric fuel and energy purchases and other taxes.

  Purchased gas expense decreased $51 million. The decrease reflects lower gas prices of $30 million and lower volumes in the energy marketing operations of $21 million.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquids, pipeline capacity and other purchases expense decreased $15 million, reflecting primarily comparably lower levels of rate recovery for certain transmission costs in the current year quarter. The difference between actual expenses and amounts recovered in the period are deferred pending future rate adjustments.

  Depreciation decreased $14 million reflecting primarily changes in the estimated useful lives of electric generation property. See Note 2 to the Consolidated Financial Statements for additional discussion.

  Electric fuel and energy purchases increased $28 million primarily in connection with comparably higher non-regulated retail electric sales volumes for the third quarter of 2002.

  Other taxes increased, reflecting primarily higher franchise taxes at Millstone.

Operating Results - Nine Months Ended September 30, 2002

Dominion Energy contributed net income of $585 million and $2.12 per diluted share for the first nine months of 2002, a decrease of $11 million over 2001 results and $0.27 per diluted share. The decrease in net income reflects primarily decreases in operating revenue ($265 million) partially offset by decreased operating expenses ($188 million), interest and related charges ($29 million) and income tax expense ($49 million). Interest and related charges and income taxes are discussed on a consolidated basis.

The decrease in operating revenue reflects decreased revenues for non-regulated gas sales, non-regulated electric sales and gas transportation and storage, partially offset by increased regulated electric sales revenue.

  Non-regulated gas sales revenue decreased $306 million and included a $269 million decrease in Dominion's gas aggregation and retail energy marketing operations, reflecting approximately $203 million associated with declining prices and $66 million associated with lower sales volumes. In addition, revenues associated with gas trading operations, net of related cost of sales, decreased $37 million. This decrease includes $52 million of net unrealized losses on the "economic hedges" described below under Selected Information-Energy Trading Activities. These losses were partially offset by higher trading volumes in gas and oil markets.

  Non-regulated electric sales decreased $12 million, including a $54 million decrease associated with electric trading, net of related cost of sales, and wholesale marketing operations, reflecting the effect of unfavorable price changes on contracts held and not yet settled, lower wholesale sales and lower trading margins. This decrease was principally driven by lower price volatility in all electric markets served by the electric trading operations and less utility generation available for wholesale sales due to higher demand requirements from Dominion's native load customer base. This decrease was partially offset by an increase of $42 million for sales by Dominion's merchant generation fleet and retail energy marketing operations. Higher volumes and new business contributed $179 million to this increase, reflecting largely the inclusion of Millstone operations for a full nine months during 2002. This increase was partially offset by the impact of comparably lower prices of approximately $137 million.

  Gas transportation and storage revenue decreased $48 million, reflecting approximately $56 million for comparably lower prices offset by approximately $8 million increase related to volumes.

  Regulated electric sales revenue increased $101 million. Comparably warmer temperatures and customer growth are estimated to have contributed $76 million and $32 million, respectively; partially offset by a $7 million decrease due to other factors, none of which was significant.

The decrease in operating expenses reflects decreases in purchased gas expense and liquids, pipeline capacity and other purchases, partially offset by an increase in electric fuel and energy purchases expenses and other operations and maintenance expense.

  Purchased gas expense decreased $276 million associated with Dominion's gas aggregation and retail energy marketing operations, reflecting approximately $155 million associated with declining prices and $120 million associated with lower purchased volumes.

  Liquids, pipeline capacity and other purchases decreased $43 million, reflecting primarily comparably lower levels of rate recoveries of certain transmission costs in the current year period. The difference between actual expenses and amounts recovered in the period are deferred pending future rate adjustments.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  Electric fuel and energy purchases expense increased $36 million, reflecting an increase of $56 million associated with Dominion's non-regulated energy marketing operations. This increase includes a $64 million increase associated with higher volumes of electricity purchases partially offset by an estimated $8 million impact of comparably lower prices for electricity. Offsetting these increases were decreases of $20 million primarily due to a change in generation mix and comparably milder weather in the first quarter of 2002.

  Other operations and maintenance expense increased $95 million, including $122 million associated with the operations of Millstone, acquired in the second quarter of 2001, and new generation facilities that began operations in 2002. This increase was partially offset by decreases in general and administrative expenses.

  Depreciation expense did not change materially compared to the prior year as increases in depreciation associated with nine months of operations at Millstone in 2002, as compared to six months of operations in 2001, were offset by decreases in depreciation associated with changes in the estimated useful lives of other electric generation property.

Selected Information-Energy Trading Activities

See Selected Information-Energy Trading Activities in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of the energy trading, hedging and arbitrage activities of the Dominion Energy Clearinghouse (Clearinghouse) and related accounting policies. For additional discussion of trading activities, see Market Rate Sensitive Instruments and Risk Management.

The Clearinghouse holds a portfolio of derivative financial contracts used by Dominion to manage the price risk of certain anticipated sales of Dominion Exploration & Production's 2002 natural gas production (economic hedges). Dominion has not designated these derivatives as hedges for accounting purposes and, as a result, its quarterly earnings will reflect the changes in their fair values until settled. For the third quarter of 2002, Dominion Energy recognized a net loss of $8 million related to the economic hedges, comprised of $9 million of losses related to contract settlements, offset by $1 million of unrealized gains. For the first nine months of 2002, Dominion Energy recognized a net loss of $52 million comprised of $37 million of unrealized losses and $15 million of losses related to contract settlements.

Fourth quarter 2002 earnings will reflect financial settlement of the economic hedges as well as the anticipated gas sales at then current market prices. For the entirety of 2002, Dominion expects the combination of the anticipated gas sales by Dominion Exploration & Production and the economic hedges to result in a range of prices for those sales as contemplated by its risk management strategy.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In the third quarter of 2002, Dominion entered into a group of derivative contracts to economically hedge certain anticipated sales of 2003 natural gas production. Similar to the economic hedges of 2002 natural gas production discussed above, Dominion has not designated these derivatives as hedges for accounting purposes. While Dominion expects the combination of anticipated gas sales by Dominion Exploration & Production and the settlement of the derivative contracts to result in a range of prices for those sales as contemplated by its risk management strategy, quarterly earnings will reflect any unrealized gains or losses resulting from the change in the fair value of the derivative contracts until the derivative contracts are settled and the related natural gas production is sold. The impact of the 2003 economic hedges on the third quarter of 2002 was not material.

A summary of the changes in the unrealized gains and losses in Dominion's energy trading contracts, including the economic hedges described above, during the first nine months of 2002 follows:

Energy Trading Contracts
(millions)

Net unrealized gain at December 31, 2001	$ 165
Contracts realized or otherwise settled during the period	(2)
Net unrealized gain at inception of contracts initiated during the period	38
Changes in valuation techniques	6
Other changes in fair value	(2)
Net unrealized gain at June 30, 2002	205
Contracts realized or otherwise settled during the period	3
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Other changes in fair value	14
Net unrealized gain at September 30, 2002	$222

The balance of net unrealized gains and losses in Dominion's energy trading contracts, including the economic hedges discussed above, at September 30, 2002 is summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	Greater than 5 years	Total
	(millions)
Prices actively quoted	$61	$16	$14	--	--	$ 91
Prices provided by other external sources	--	13	15	$18	$8	54
Prices based on models and other valuation methods	18	14	14	12	19	77
Total	$79	$43	$43	$30	$27	$222

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Delivery
	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share amounts)	2002	2001	2002	2001
Operating revenue	$526	$518	$1,806	$2,304
Operating expenses	302	349	1,150	1,710
Net income contribution	111	68	330	273
Earnings per share contribution	$0.40	$0.27	$1.19	$1.09

Electricity delivered (million mwhrs)	22	20	57	56
Gas throughput (bcf)	43	43	244	259

Operating Results - Third Quarter 2002

Dominion Delivery contributed net income of $111 million and $0.40 per diluted share for the third quarter of 2002, an increase of $43 million and $0.13 per diluted share over 2001 results. The increase in net income reflects primarily increased operating revenue ($8 million) and decreased operating expenses ($47 million).

The increase in operating revenue included increased regulated electric sales revenue and other revenue, partially offset by decreased regulated gas sales revenue.

  Regulated electric sales increased $36 million, reflecting an estimated $41 million resulting from comparably warmer temperatures in the third quarter and an estimated $6 million as a result of customer growth; partially offset by a decrease of $11 million due to other factors, none of which was significant.

  Regulated gas sales revenue decreased $36 million and was partially offset by a $30 million decrease in purchased gas expense. These decreases reflect lower gas prices and lower volumes due primarily to comparably warmer weather during the comparative periods.

  Other revenue increased $9 million reflecting higher revenues for miscellaneous services.

The decrease in operating expenses reflects primarily lower purchased gas expense (discussed with regulated gas sales revenue above), other operations and maintenance expenses and depreciation.

  Other operations and maintenance expense decreased $9 million, reflecting primarily a net reduction in general and administrative expenses.

  Depreciation decreased $6 million reflecting primarily the effect of changes in the estimated useful lives of electric distribution assets during the second quarter of 2002.

Operating Results - Nine Months Ended September 30, 2002

Dominion Delivery contributed net income of $330 million and $1.19 per diluted share for the first nine months of 2002, an increase of $57 million and $0.10 per diluted share over 2001 results. The increase in net income reflects decreases in operating expenses ($560 million), interest and related charges ($20 million) and income taxes ($19 million), partially offset by lower operating revenue ($498 million). Interest and related charges and income taxes are discussed on a consolidated basis.

The decrease in operating revenue included lower regulated gas sales revenue, partially offset by increased regulated electric sales revenue and gas transportation and storage revenue.

  Regulated gas sales revenue decreased $582 million and was partially offset by a $512 million decrease in purchased gas expense. These decreases reflect lower gas prices and lower volumes due primarily to comparably warmer weather during the comparative periods.

  Regulated electric sales increased $42 million, reflecting an estimated $36 million resulting from comparably warmer temperatures and an estimated $15 million as a result of customer growth; partially offset by a decrease of $8 million due to other factors, none of which was significant.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  Gas transportation and storage revenue increased $21 million reflecting a shift of customer status from regulated gas sales to gas transportation service in connection with the migration of customers to other service providers, partially offset by a reduction in volumes, reflecting comparatively warmer weather during the period. The migration of customers does not generally affect net income, as the recognition of the cost of gas delivered is matched against rate recoveries.

The decrease in operating expenses reflects primarily lower purchased gas expense (discussed with regulated gas sales revenue above), other operations and maintenance expenses and depreciation.

  A $38 million decrease in other operations and maintenance expense reflects primarily lower general and administrative expenses and reduced expenditures for contractors.

  Depreciation decreased $6 million reflecting primarily the effect of changes in the estimated useful lives of electric distribution assets during the second quarter of 2002.

Dominion Exploration & Production
	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share amounts)	2002	2001	2002	2001
Operating revenue	$431	$352	$1,264	$1,064
Operating expenses	281	222	831	675
Net income contribution	90	78	271	234
Earnings per share contribution	$0.32	$0.31	$0.98	$0.94

Gas production (bcf)	97	64	285	198
Oil production (million bbls)	2	2	7	5

Average realized prices with hedging results*
Gas (per mcf)	$3.37	$4.20	$3.33	$3.82
Oil (per bbl)	$24.15	$24.54	$22.96	$25.06
Average prices without hedging results
Gas (per mcf)	$2.92	$2.74	$2.78	$4.48
Oil (per bbl)	$25.20	$24.54	$23.54	$25.55

________________

*Average realized prices with hedging results do not include the effects of the "economic hedges" discussed in the operating results of the Dominion Energy segment.

Operating Results - Three and Nine Months Ended September 30, 2002

Dominion Exploration & Production contributed net income of $90 million and $271 million for the three and nine months ended September 30, 2002, respectively. These results reflect an increase of $12 million, or $0.01 per diluted share, and $37 million, or $0.04 per diluted share, for the three and nine months ended September 30, 2002. These results reflect higher overall production levels of gas and oil, offset partially by lower average realized prices, as hedged.

Operating revenue increased $79 million and $200 million for the comparative third quarters and nine month periods, reflecting higher overall production as a result of the Louis Dreyfus acquisition. Average realized hedged prices for both gas and oil decreased for the comparative quarters and nine month periods.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating expenses increased $59 million and $156 million for the three and nine months ended September 30, 2002, respectively, and reflect primarily the impact of including Louis Dreyfus operations in 2002. The increased expenses included higher depreciation, depletion and amortization expense associated with the higher levels of production noted above, partially offset by lower rates due primarily to a change in cost structure resulting from the acquisition of Louis Dreyfus.

Corporate and Other
	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share amounts)	2002	2001	2002	2001
Net loss	(44)	(90)	(162)	(442)
Earnings per share impact	$(0.16)	$(0.36)	$(0.58)	$(1.77)

Operating Results - Third Quarter 2002

The net loss associated with corporate and other operations for the third quarter of 2002 was $44 million and $(0.16) per diluted share, a decrease of $46 million and $0.20 per diluted share as compared to 2001. The decrease in net loss reflects primarily:

  the $22 million impact of the discontinuance of goodwill amortization effective January 1, 2002,

  the $18 million net effect of including certain subsidiaries in Dominion's consolidated state income tax returns, and a $10 million increase in DCI operating income, reflecting primarily higher earnings from its remaining operations.

Operating Results - Nine Months Ended September 30, 2002

The net loss associated with corporate and other operations for the first nine months of 2002 was $162 million and $(0.58) per diluted share, a decrease of $280 million and $1.19 per diluted share as compared to 2001. Operating expenses for 2001 were comparatively higher as a result of:

  a $220 million charge, reported in operations and maintenance expense, related to the termination of certain long-term power purchase contracts,

  a $40 million pre-tax loss on the sale of Saxon Capital,

  the decrease in operating expenses also reflects a $66 million reduction in amortization expense, reflecting the discontinuance of goodwill amortization.

  the $18 million net effect of including certain subsidiaries in Dominion's consolidated state income tax returns, and a $27 million increase in DCI operating income, reflecting primarily lower operating expenses, as a result of divestitures in 2001, and higher earnings from its remaining operations.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Internal Sources of Liquidity

As presented on Dominion's Consolidated Statements of Cash Flows, operating cash flow was $1.9 billion and $1.8 billion for the nine months ended September 30, 2002 and 2001, respectively. Operating cash flows for these periods are presented as a reconciliation of net income, with adjustments made to remove non-cash items (such as depreciation and unrealized gains or losses) and changes in working capital to reflect the actual timing of cash receipts and payments during the period. Dominion's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain current dividends. As noted above, Dominion uses a combination of debt and equity securities to fund capital requirements not covered by the timing or amounts of operating cash flows. As discussed under Credit Ratings and Capital Requirements below, Dominion is taking steps to improve its financial position in response to current credit rating requirements. As a result of these measures, Dominion may choose to postpone or cancel certain planned capital expenditures, to the extent they are not fully covered by operating cash flows, in order to mitigate the need for future debt financings, except for financings to cover normal maturities and redemptions.

The Company's operations are subject to risks and uncertainties that may negatively impact cash flows from operations. See the discussion of such factors in Internal Sources of Liquidity in the MD&A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

External Sources of Liquidity

During the first nine months of 2002, Dominion and its subsidiaries issued long-term debt (net of exchanged debt), trust preferred securities and common stock totaling approximately $3 billion. The proceeds were used primarily to repay other debt and finance capital expenditures. See Note 13 to the Consolidated Financial Statements for further discussion of significant financing transactions.

Credit Facilities and Short-Term Debt

Dominion and certain subsidiaries use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. The commercial paper programs are supported by various credit facilities as discussed below. As of September 30, 2002, Dominion and its subsidiaries had the following short-term debt outstanding and capacity available under credit facilities:
	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
364-day revolving credit facility	$1,250
Three-year revolving credit facility	750
Total joint credit facilities(1)	$2,000	$1,445	$ 65	$490
CNG Credit Facility(2)	$ 500	--	$325	$175
Cove Point Bridge Facility(3)	$ 250	$ 250	--	--
Totals		$1,695	$390	$665
ECNs(4)		$ 50
Total short-term debt		$1,745

__________________________

(1) In May 2002, Dominion, Virginia Power and CNG entered into two joint credit facilities that allow aggregate borrowings up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million 3-year revolving credit facility that terminates in May 2005. These credit facilities replaced the $1.75 billion 364-day credit facility and Dominion's $300 million multi-year credit facility that matured during the second quarter of 2002. The new joint credit facilities will be used for working capital, as support for the combined commercial paper programs and letters of credit of Dominion, Virginia Power and CNG, and other general corporate purposes. The outstanding letters of credit at September 30, 2002 related primarily to DEI.

(2) In August 2002, CNG entered into a $500 million credit facility that terminates in August 2003. This credit facility will be used to support the issuance of letters of credit and commercial paper by CNG.

(3) In September 2002, Dominion financed its acquisition of Cove Point with commercial paper supported by a $250 million revolving credit facility. The $250 million bridge facility expires in March 2003.

(4) In addition to commercial paper, Virginia Power issued ECNs to meet working capital requirements.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Long-Term Debt

During the first nine months of 2002, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:

Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Medium-term notes	$250	3.875%	2004	Dominion Resources, Inc.
Equity-linked debt securities	330	5.75%	2008	Dominion Resources, Inc.
Senior notes	1,020	5.70%-6.25%	2012	Dominion Resources, Inc.
Senior notes(1)	650	5.375%	2007	Virginia Power
Medium-term notes(2)	83	5.72%	2005	Dominion Canada Finance Company
Bankers Acceptances(2)	13	3.58%	2003	Dominion Exploration Canada Ltd.
Total long-term debt issued	2,346
Less direct exchange(1)	(117)
Less direct exchange(3)	(520)
Total long-term debt issued, excluding direct exchanges	$1,709

__________________________________

(1) During the first quarter of 2002, Virginia Power redeemed its $200 million, 6.75 percent 1997-A mortgage bonds due 2007. Virginia Power completed the redemption by issuing $650 million of 5.375 percent senior notes due 2007. The redemption included a direct exchange of senior notes for $117 million of mortgage bonds. Virginia Power used the remaining proceeds of senior notes to redeem the remaining $83 million of mortgage bonds and for general corporate purposes including the repayment of other debt.

(2) Securities are denominated in Canadian dollars but presented here in US dollars, based on exchange rates as of date of issuance.

(3) During the third quarter of 2002, Dominion redeemed its $200 million 7.40 percent Series D remarketable senior notes due 2012 and $250 million variable rate Series F remarketable senior notes due 2012 (Remarketable Senior Notes). In a direct exchange, Dominion completed the redemption by issuing $520 million of 5.70 percent 2002 Series C senior notes due 2012. The principal amount of the senior notes was determined by an exchange ratio that was based upon the fair value of the Remarketable Notes. In addition, through September 2004, the interest rate for the senior notes may increase if the credit ratings established by Moody's or Standard & Poor's for Dominion Resources, Inc. senior unsecured debt securities decline. The total increase is limited to one percent and would continue for any period in which the downgrade is in effect.

During the first nine months of 2002, Dominion Resources, Inc. and its subsidiaries repaid $1.6 billion of long-term debt securities.

Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust and Preferred Stock

In August 2002, Virginia Power, through a capital trust subsidiary, issued $400 million of 7.375 percent trust preferred securities. The trust preferred securities must be redeemed when the trust's sole assets, the Junior Subordinated Notes due 2042 issued by Virginia Power, are repaid. Virginia Power used the net proceeds from the sale of trust preferred securities primarily to redeem its:

  variable rate preferred stock September 1992A Series, September 1992B Series, and October 1988 Series for $175 million in September 2002;

  variable rate preferred stock June 1989 Series for $75 million in October 2002; and aggregate principal amount of 8.05 percent trust preferred securities of Virginia Power Capital Trust I for $135 million.

See Note 13 to the Consolidated Financial Statements for additional discussion of the capital trust securities.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Issuance of Common Stock

During the first nine months of 2002, Dominion received proceeds of $794 million from the issuance of common stock. In March 2002, Dominion issued approximately 10 million shares through an equity offering and received proceeds of $618 million. The remainder of the shares issued and proceeds received occurred through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

In October 2002, Dominion issued approximately 28 million shares through a public equity offering and received proceeds of $1.1 billion. Net proceeds will be used for general corporate purposes, principally repayment of debt.

Amounts Available under Shelf Registrations

At September 30, 2002, Dominion Resources, Inc., Virginia Power, and CNG had approximately $4.2 billion, $1.8 billion, and $1.5 billion, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

The October issuance of common stock by Dominion Resources, Inc. reduced its available capacity under currently effective shelf registration statements by $1.1 billion.

Credit Ratings

In the External Sources of Liquidity section of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, Dominion discussed the use of capital markets by Dominion Resources, Inc., Virginia Power and CNG (the Dominion Companies), as well as the impact of credit ratings on the accessibility and costs of using these markets. In October 2002, Standard & Poor's downgraded its credit ratings for Virginia Power's debt, preferred securities of subsidiary trust, preferred stock and commercial paper. According to Standard & Poor's, the downgrade is the result of a review of regulatory insulation in Virginia. Standard & Poor's concluded that regulatory insulation in Virginia is no better than other states with regulatory insulation, and therefore, merits only a one-notch differential over Dominion's consolidated credit rating versus the previous two-notch differential. Standard & Poor's noted that Virginia Power's downgrade is not reflective of any diminished credit protection measures, as Virginia Power's credit protection measures on a stand-alone basis remain strong. In addition, in September 2002, Moody's placed the ratings of Dominion Resources, Inc. and CNG on negative outlook. Dominion has been working closely with both Moody's and Standard & Poor's with the objective of maintaining its current credit ratings. Recent steps to improve the agencies' view of its financial position include the reduction of planned capital spending and related borrowings, as discussed below, and the issuance in October 2002 of $1.1 billion of common stock. As discussed in Risk Factors and Cautionary Statements That May Affect Future Results, in order to maintain its current ratings, Dominion may find it necessary to take further steps or change its business plans, and such changes may adversely affect its growth and earnings per share. Credit ratings for the Dominion Companies as of October 2002 follow:
	Standard & Poor's	Moody's
Dominion Resources, Inc.
Senior unsecured debt securities	BBB+	Baa1
Preferred securities of subsidiary trusts	BBB-	Baa2
Commercial paper	A-2	P-2
Virginia Power
Mortgage bonds	A-	A2
Senior unsecured (including tax-exempt) debt securities	BBB+	A3
Preferred securities of subsidiary trust	BBB	Baa1
Preferred stock	BBB	Baa2
Commercial paper	A-2	P-1
CNG
Senior unsecured debt securities	BBB+	A3
Preferred securities of subsidiary trust	BBB-	Baa1
Commercial paper	A-2	P-2

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Debt Covenants

In the External Sources of Liquidity section of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, Dominion discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of September 30, 2002, there have been no changes to or events of default under Dominion's debt covenants.

Investing Activities

During the first nine months of 2002, investing activities resulted in a net cash outflow of $2.6 billion, reflecting the following primary investing activities:

  capital expenditures of $901 million that included construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;

  capital expenditures of $1.1 billion that included the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions; and

  acquisition of State Line for $185 million and Cove Point for $217 million.

Capital Requirements

Dominion's planned capital expenditures are expected to be approximately $2.6 billion for each of the years 2002, 2003 and 2004. Although the composition of expenditures may have changed and total expenditures are expected to be lower than amounts originally forecasted in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001, the nature of such expenditures is generally the same. Dominion expects to fund its capital expenditures with cash from operations, and to the extent necessary, with a combination of sales of securities and short-term borrowings.

Contractual Cash Obligations and Commitments

As of September 30, 2002, other than scheduled maturities of new debt issued during the first nine months of 2002, there have been no significant changes to the contractual obligations and commitments previously disclosed in the Contractual Cash Obligations and Commitments section of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Regulated Electric Operations

Separation of Electric Generation and Delivery Operations

The Virginia Electric Utility Restructuring Act (Virginia Restructuring Act) was enacted in 1999 and, among other things, addressed divestiture, functional separation and other corporate relationships. The Virginia Restructuring Act required Virginia's electric utilities to file with the Virginia State Corporation Commission (Virginia Commission) their plans to separate generation from transmission and distribution operations.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Regional Transmission Organization (RTO)

On September 30, 2002 Dominion and PJM Interconnection LLC (PJM) entered into the PJM South Implementation Agreement. The agreement provides that, subject to regulatory approval and certain provisions, Dominion will become a member of PJM, transfer functional control of its electric transmission facilities to PJM for inclusion in a new PJM South Region, integrate its control area into the PJM energy markets, and otherwise facilitate the establishment and operation of PJM as the RTO with respect to Dominion's transmission facilities. The agreement contemplates additional agreements and transmission tariff provisions to be negotiated by the parties and allocates costs of implementation of the agreement among the parties. The agreement also provides that the parties will seek and obtain all necessary regulatory approvals that may be required from the Federal Energy Regulatory Commission (FERC) of such additional agreements and tariff provisions and for the transfer of functional control of Dominion's transmission facilities to PJM. The agreement contemplates that certain provisions of the agreement and the additional matters to be negotiated may need to change to be made consistent with FERC's Standard Market Design Proposal discussed in Part II, Item 5 of this Form 10-Q. The agreement contemplates that the filings for FERC regulatory approval will be initiated on or before December 15, 2002. Dominion will incur integration and administration costs associated with joining PJM and is currently in the process of negotiating and estimating such costs. Dominion is planning to seek regulatory approval to defer any such costs, pending recovery through future transmission rates.

Environmental Matters

During 2000, Virginia Power received a Notice of Violation from the EPA alleging that it failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against Virginia Power alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. Virginia Power also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that Virginia Power has obtained the necessary permits for its generating facilities. Virginia Power has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at Virginia Power's coal-fired generating stations in Virginia and West Virginia. Dominion had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. As of September 30, 2002, Dominion has recorded, on a discounted basis, $18 million for the civil penalty and environmental projects. In May 2002, the EPA issued a Section 114 request for information about whether projects undertaken at Virginia Power's Chesterfield, Chesapeake, Yorktown, Possum Point and Bremo Bluff power stations were properly permitted under the Clean Air Act's New Source Review requirements, to which Virginia Power responded in a timely manner.

In July 2002, the EPA issued a Section 114 request for information about whether Morgantown Energy Associates' facility in Morgantown, West Virginia is in compliance with environmental requirements. EPA made a site visit and at that time received the requested information. Morgantown Energy Associates is a 50 percent-owned investment accounted for by Dominion under the equity method.

Other

New Five Year Contract Signed with Electric Union

In June 2002, the International Brotherhood of Electrical Workers Local 50 (Local 50) membership rejected a labor contract offer presented by Dominion. Following months of negotiations and labor contract offers by both parties, Local 50 began a strike on August 2, 2002. Dominion and Local 50 reached a tentative settlement on August 15, 2002 and signed a new 5-year labor contract in September 2002. Local 50 represents about 3,700 union employees, including linemen, meter readers, power station operators, mechanics and electricians.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Expiration of Section 29 Tax Credits

The Internal Revenue Code Section 29 "Credit for the Production of Fuel from Nonconventional Sources" (also referred to as the production tax credit) allows income tax credits for certain qualified production, including some natural gas, sold before December 31, 2002. Congress has not acted on legislation to extend this credit beyond 2002 for most qualified production. Whether Congress will take any action to extend the credit is uncertain. Dominion expects to utilize approximately $40 million of these credits for the year ending December 31, 2002.

Employee Benefit Plans

During the fourth quarter, Dominion routinely measures the benefit obligations and funded status of its pension and other postretirement benefit plans and prepares estimates of net periodic benefit costs for the following year after assessing then current market conditions. For its pension plans, Dominion expects that reductions in assumed discount rates and long-term rates of return on plan assets may be required, resulting in a decrease to net periodic pension income for 2003 and a decline in the net overfunded status as of December 31, 2002. For other postretirement benefits, these same factors are expected to result in increases in the net periodic benefit cost and the net unfunded status of those plans. Dominion has not measured the impact of these assumption changes as of the filing of this Form 10-Q.

Accounting Matters

Recently Issued Accounting Standards

In 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. In October 2002, the EITF rescinded EITF Issue No. 98-10, Accounting for Contracts involved in Energy Trading and Risk Management Activities. See Notes 3 and 4 to the Consolidated Financial Statements for a discussion of the impact of these new standards.

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

Market Rate Sensitive Instruments and Risk Management

Dominion's financial instruments, derivative financial instruments and derivative commodity contracts are exposed to potential losses due to adverse changes in interest rates, commodity prices and equity security prices as described below. Interest rate risk generally is related to Dominion's outstanding debt and financial services activities. Commodity price risk is present in Dominion's electric operations, gas production and procurement operations, and energy marketing and trading operations due to the exposure to market shifts in prices received and paid for natural gas, electricity and other commodities. Dominion uses derivative commodity contracts to manage price risk exposures for these operations. Dominion is exposed to equity price risk through various portfolios of equity securities.

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

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $27 million and $12 million in the fair value of its commodity contracts held for trading purposes as of September 30, 2002 and December 31, 2001, respectively.

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

A hypothetical 10 percent unfavorable change in market prices of Dominion's non-trading derivative commodity instruments would have resulted in a decrease in fair value of approximately $344 million and $155 million as of September 30, 2002 and December 31, 2001, respectively. These results reflect comparably higher commodity prices and volumes as of September 30, 2002.

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

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

(Continued)

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. In addition, Dominion, through subsidiaries, retains ownership of mortgage investments, including subordinated bonds and interest-only residual assets retained at securitization of mortgage loans originated and purchased. For financial instruments outstanding at September 30, 2002 and December 31, 2001, a hypothetical 10 percent increase in market interest rates would decrease annual earnings by approximately $3 million and $10 million, respectively.

Foreign Exchange Risk

Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its consolidated financial statements. Dominion's management monitors this exposure and believes it is not material. Although Dominion purchases products and services denominated in foreign currencies for use in its non-Canadian operations and uses currency forward contracts to manage related risks, such arrangements were not material at September 30, 2002 and December 31, 2001.

Equity Price Risk

Dominion is subject to equity price risk due to marketable equity securities held in decommissioning trust funds and as investments. In accordance with current accounting standards, these marketable equity securities are reported on the balance sheet at fair value. The fair value of marketable equity securities held in decommissioning trust funds have declined approximately $223 million to $729 million as of September 30, 2002 as compared to December 31, 2001.

Dominion also sponsors employee pension and other postretirement benefit plans that hold investments in trusts to fund benefit payments. To the extent that the values of investments held in these trusts decline, the effect will be reflected in Dominion's recognition of the periodic cost of such employee benefit plans and the determination of the amount of cash to be contributed to the employee benefit plans.

DOMINION RESOURCES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Dominion's disclosure controls and procedures during the month of October and the week of November 4, 2002. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that Dominion's disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

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

In October 2002, the court denied the defendants' motion to dismiss and granted plaintiffs' motion to amend the complaint to add another plaintiff. The outcome of the proceeding, including an estimate as to any potential loss, cannot be predicted at this time.

In 1999, Quinque Operating Co. and others filed a class action suit against approximately 300 defendants, including CNG and certain of its subsidiaries, in Stevens County, Kansas. The complaint seeks damages for alleged fraud, misrepresentation, conversion and assorted other claims, in the measurement and payment of gas royalties from privately held gas leases. Discovery is currently underway regarding class certification and personal jurisdiction. The court has denied the defendants' motion seeking to dismiss this action on issues other than personal jurisdiction. Oral argument is scheduled for November 2002 to determine if the case should be certified as a class action. CNG has been dismissed from the case, but certain subsidiaries of CNG remain as defendants in the matter.

ITEM 5. OTHER INFORMATION

The matters discussed in this item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Risk Factors and Cautionary Statements That May Affect Future Results in Part I, Item 2 for discussion of various risk factors and uncertainties that may affect the future of Dominion.

FERC Standard Market Design Proposal

On July 31, 2002, FERC issued a Notice of Proposed Rulemaking in which it proposed to establish a standardized transmission service and wholesale electric market design for entities participating in wholesale electric markets. FERC proposes to exercise jurisdiction over the transmission component of bundled retail transactions, modify the existing electric transmission tariff to include a single tariff service applicable to all transmission customers, and provide a standard market design for wholesale electric markets. Comments on the proposal now have staggered due dates, the first of which has been delayed until November 15, 2002.

DOMINION RESOURCES, INC.

PART II. - OTHER INFORMATION

(Continued)

Nuclear Matters

Dominion and other utilities have petitioned for review in the U.S. Court of Appeals for the 11th Circuit, a matter involving the Department of Energy (DOE) and PECO Energy Company (PECO). The petitioners challenged the DOE's action in allowing PECO to take credits against payments PECO would have been making into the Nuclear Waste Fund (NWF). The credits are part of a DOE settlement agreement with PECO for potential claims arising out of DOE's breach of its spent nuclear fuel (SNF) storage obligation. The petition asserted that DOE violated the Nuclear Waste Policy Act (NWPA) by improperly depleting the NWF and releasing PECO from a portion of its NWF obligation. The petition also sought a declaration that credits against NWF payments violate the NWPA, an injunction against DOE implementing the credit and fee reduction provisions of the settlement agreement, and an injunction against DOE entering into similar agreements. In September 2002, the court issued its decision on the matter declaring the fee adjustment aspect of the settlement between PECO and DOE "null and void." The decision does not prevent DOE from settling claims related to DOE's breach of its contractual obligation to begin disposing of SNF, but precludes DOE from using the NFW to compensate utilities for damages incurred by utilities owing to DOE's breach of its NWF obligation to dispose of spent fuel.

Regulatory Matters - Regulated Electric Operations

Fuel Factor

In September 2002, Dominion updated its July 2002 fuel factor application to reflect actual fuel expense data for June, July, and August 2002, which was higher than the projected fuel expense for the same period. In October 2002, the Virginia Commission approved the proposal to keep the fuel factor for 2003 at its current level of 1.613 cents per kWh

Market Price/Wires Charges

In July 2002, Dominion filed an application with the Virginia Commission to revise its projected 2003 market prices for generation and the resulting wires charges. The application proposed to use principally the same methodology approved by the Virginia Commission for 2002. In August 2002, Dominion proposed to revise its methodology to include a capacity adder in the determination of projected market prices for generation, with corresponding changes to its competitive service provider tariff. The capacity adder reflects the capacity value that the sale of generation is expected to produce in addition to an energy value in the market prices. The Virginia Commission entered a Final Order in October 2002, adopting the proposed methodology with certain modifications and permitting the capacity adder without adopting the proposed tariff changes. In November 2002, Dominion filed updated market prices and wires charges for 2003 that reflect the capacity adder. Inclusion of the capacity adder in Dominion's market price calculation will reduce wires charge revenues by the amount of the expected additional revenue from the sale of the displaced capacity in the wholesale market.

Competitive Metering and Billing

In August 2002, the Virginia Commission adopted rules for competitive electric metering services. The new rules are effective January 1, 2003 and require Dominion to provide customers with access to meter functionality and interval meter data.

In August 2002, the Virginia Commission also adopted amendments to its Rules Governing Retail Access to Competitive Energy Services to include provisions for consolidated billing by competitive suppliers effective January 1, 2003. As permitted by the Restructuring Act, Dominion has applied to the Virginia Commission for a delay in the provision of supplier-consolidated billing in its service territory. The Virginia Commission has opened a docket to consider this and other utilities' requests for delay.

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

(Continued)

Regulatory Matters - Regulated Gas Distribution Operations

In October 2002, the Public Utilities Commission of Ohio (PUCO) announced that it will conduct a review of Ohio's major public utilities, including Dominion's subsidiary, The East Ohio Gas Company, to ensure that the financial condition and service quality of Ohio's regulated utilities are not adversely affected by unregulated activities of parent or affiliated companies. PUCO has not requested financial data from the Ohio's regulated utilities at this time, but has solicited comments from the utilities and interested parties.

When necessary, Dominion's gas distribution subsidiaries seek general rate increases on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, certain gas distribution subsidiaries make routine separate filings with their respective state regulatory commissions to reflect changes in the costs of purchased gas. These purchased gas costs are recovered through a mechanism that ensures dollar for dollar recovery of prudently incurred costs.

Greenbrier Pipeline

In July 2002, Greenbrier Pipeline Company, LLC submitted its application for a FERC certificate to construct and operate its proposed Greenbrier Pipeline. The 280-mile Greenbrier Pipeline is planned to originate in Kanawha County, West Virginia and extend to Granville County, North Carolina. Dominion owns 67 percent of Greenbrier Pipeline Company, LLC, with Piedmont Natural Gas owning the remaining 33 percent. In October 2002, FERC gave preliminary approval for the proposed project.

Retirement of Certain Senior Management Officers and Election of New Director

In October 2002, Dominion announced the retirement of certain senior management officers. Both Edgar M. Roach, Jr. and James P. O'Hanlon will retire as Executive Vice Presidents of Dominion, effective December 1, 2002. Messrs. Roach and O'Hanlon will continue as officers of DRS through February 1, 2003 to assist with transitional matters. For more information regarding officer changes, please refer to Dominion's Form 8-K filed on October 15, 2002.

Also in October 2002, Dominion announced that Dr. Peter W. Brown of Richmond, Virginia has been elected to the Dominion board of directors, effective December 1, 2002.

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

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION
(Continued)

(a) Exhibits (continued):

4.1

Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference); Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001, incorporated by reference); Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K, dated May 25, 2001, incorporated by reference); Form of Tenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489, incorporated by reference); Form of Eleventh Supplemental Indenture (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1-8489, incorporated by reference.); Form of Twelfth Supplemental Indenture (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489, incorporated by reference); Thirteenth Supplemental Indenture dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489, incorporated by reference).

4.2

Subordinated Note Indenture, dated as of August 1, 1995 between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Chemical Bank), as Trustee (Exhibit 4(a), Form S-3 Registration Statement File No. 333-20561 as filed on January 28, 1997, incorporated by reference), Form of Second Supplemental Indenture (Exhibit 4.6, Form 8-K filed August 20, 2002, No. 1-2255, incorporated by reference).

4.3

Form of Senior Indenture, dated as of June 1, 1998, between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) as supplemented by the First Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference); Third Supplemental Indenture (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1- 2255, incorporated by reference); Form of Fourth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); and Form of Fifth Supplemental Indenture (Exhibit 4.3, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); Form of Sixth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated January 24, 2002, incorporated by reference); Seventh Supplemental Indenture dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255, incorporated by reference).

10.1	Employment Agreement dated September 30, 2002 between Dominion and Thos. E. Capps (filed herewith).
10.2	Memorandum regarding Terms of Retirement and related general release dated October 23, 2002 between Dominion and Edgar M. Roach, Jr. (filed herewith).
10.3	Memorandum regarding Terms of Retirement and related general release dated November 5, 2002 between Dominion and James P. O'Hanlon (filed herewith).
10.4	Dominion Resources, Inc. Directors Deferred Cash Compensation Plan, as amended and in effect September 20, 2002 (filed herewith).
12	Ratio of earnings to fixed charges (filed herewith).

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION
(Continued)

(a) Exhibits (continued):

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

1.	Dominion filed a Form 8-K on August 7, 2002, relating to Securities and Exchange Commission Order No. 4-460 certification by Dominion's principal executive officer and principal financial officer.
2.	Dominion filed a Form 8-K on September 11, 2002, relating to the sale of $520,000,000 2002 Series C 5.70% Senior Notes due 2012.
3.	Dominion filed a Form 8-K on September 17, 2002, relating to the execution of the Thirteenth Supplemental Indenture to the Senior Indenture dated June 1, 2000.
4.	Dominion filed a Form 8-K on October 15, 2002 announcing the retirement and election of certain senior management officers.
5.	Dominion filed a Form 8-K on October 16, 2002 relating to the issuance and sale of 26,500,000 shares of common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

November 8, 2002	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Thos. E. Capps, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dominion Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Thos. E. Capps
Thos. E. Capps Chief Executive Officer

I, Thomas N. Chewning, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dominion Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Thomas N. Chewning
Thomas N. Chewning Chief Financial Officer