Form 10-K
period 2002-12-31
DOMINION RESOURCES INC /VA/
filed 2003-03-20
CIK 715957

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-8489

DOMINION RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1229715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Tredegar Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 819-2000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	New York Stock Exchange
8.75% Equity Income Securities, $50 par	New York Stock Exchange
9.5% Equity Income Securities, $50 par	New York Stock Exchange
8.4% Trust Preferred Securities, $25 par	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒    No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $17 billion, based on the closing price of our common stock on June 28, 2002 on the New York Stock Exchange.

As of February 28, 2003, Dominion had 309,274,238 shares of common stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE.

(a)	Portions of the 2003 Proxy Statement are incorporated by reference in Part III.

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

Dominion Energy—Dominion Energy manages Dominion’s generation portfolio, consisting primarily of generating units and power purchase agreements. It also manages Dominion’s energy trading and marketing, hedging and arbitrage activities; and gas pipeline and certain gas production and storage operations. Effective January 1, 2003, Dominion’s electric transmission operations became a part of Dominion Energy.

Dominion Delivery—Dominion Delivery manages Dominion’s electric and gas distribution systems, as well as customer service and, through December 31, 2002, electric transmission functions. Dominion Delivery also includes Dominion’s interest in Dominion Fiber Ventures LLC (DFV), a telecommunications joint venture. See Note 30 to the Consolidated Financial Statements for a discussion of Dominion’s consolidation of DFV beginning in February 2003. Effective January 1, 2003, Dominion’s electric transmission operations became a part of the Dominion Energy segment.

Dominion Exploration & Production—Dominion Exploration & Production manages Dominion’s onshore and offshore gas and oil exploration, development and production operations. They are located in several major producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico, and Western Canada.

While Dominion manages its daily operations as described above, its assets remain wholly-owned by its legal subsidiaries, which are described below. For additional financial information on business segments and geographic areas, see Note 32 to the Consolidated Financial Statements.

Dominion’s principal direct legal subsidiaries are Virginia Electric and Power Company (Virginia Power), Consolidated Natural Gas Company (CNG) and Dominion Energy, Inc. (DEI). Virginia Power is a regulated public utility that generates, transmits and distributes power for sale in Virginia and northeastern North Carolina. CNG is a producer, transporter, distributor and retail marketer of natural gas, serving customers in Pennsylvania, Ohio, West Virginia and other states. DEI is an independent power and natural gas and oil exploration and production company.

As of December 31, 2002, Dominion and its subsidiaries had approximately 17,000 full-time employees. Approximately 6,400 employees are subject to collective bargaining agreements.

Dominion’s principal executive offices are located at 120 Tredegar Street, Richmond, Virginia 23219 and its telephone number is (804) 819-2000.

Dominion’s website address is www.dom.com. Dominion makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material with the Securities and Exchange Commission (SEC).

Business Developments

In June 2002, Dominion acquired Mirant State Line Ventures, Inc. (State Line) from a subsidiary of Mirant Corporation for $185 million in cash. State Line’s assets include a 515 Mw coal-fired generation facility located near Hammond, Indiana. In September 2002, Dominion acquired Cove Point LNG Limited Partnership (Cove Point) from a subsidiary of The Williams Companies for $225 million in cash. Cove Point’s assets include a liquefied natural gas import facility located near Baltimore, Maryland that is under reconstruction, a liquefied natural gas storage facility and an approximate 85-mile natural gas pipeline.

Dominion became a registered public utility holding company when it completed the CNG acquisition in January 2000. The 1935 Act prohibits registered companies from owning businesses not directly related to utility or other energy operations. Dominion has substantially completed its strategy to exit the core operating business of Dominion Capital, Inc.

(DCI), its financial services subsidiary, and continues to seek opportunities to divest of the remaining assets. Currently, Dominion is required to divest of all remaining DCI holdings by January 2006.

Because it is no longer investing in or creating energy business overseas, Dominion continues to explore the sale of CNG’s remaining international operations in Australia.

In February 2003, pursuant to the terms of its lease agreement, Dominion purchased the Dresden, Ohio electric generation facility from the lessor. The Dresden facility remains under construction and includes a 550 Mw combined cycle gas-powered generation plant. The purchase price of approximately $266 million was equal to the sum of all amounts previously advanced by the lenders and equity holders with respect to the facility and certain other additional costs and fees due and payable to the lenders and equity holders by Dominion.

Dominion’s acquisitions and divestitures are described in more detail in Notes 5 and 6 to the Consolidated Financial Statements.

Seasonality

Sales of electricity in the Dominion Delivery segment typically vary seasonally based on increased demand for electricity by residential and commercial customers for cooling and heating use based on changes in temperature. The same is true for gas sales based on heating needs. Dominion Energy’s business is also impacted by seasonal changes in the prices of commodities, primarily electricity and natural gas, that it actively markets and trades. For Dominion Exploration & Production, gas prices can vary seasonally as well.

Competition

Deregulation and restructuring in the electric and gas industries continue to create issues that affect or will likely affect the markets where Dominion Energy and Dominion Delivery do business, and govern the way these business units and their competitors operate. The electric power and natural gas industries continue to evolve into a competitive marketplace where energy companies will compete to provide energy and energy services to a broad range of customers.

Electric Industry

The Virginia Electric Utility Restructuring Act (Virginia Restructuring Act) was enacted in 1999 and established a plan to restructure Virginia’s electric utility industry and provide for the phase-in of choice for retail customers from January 1, 2002 through January 1, 2004. As ordered by the Virginia State Corporation Commission (Virginia Commission), Dominion made retail choice available for all of its Virginia regulated electric customers as of January 1, 2003.

Under the Virginia Restructuring Act, the generation portion of Dominion’s Virginia jurisdictional operations is no longer subject to cost-based rate regulation effective January 1, 2002. Base rates (excluding fuel costs and certain other allowable adjustments) are capped and will remain unchanged until July 2007, unless modified or terminated sooner, as provided by the Virginia Restructuring Act. Under the Virginia Restructuring Act, Dominion may request a termination of the capped rates at any time after January 1, 2004, and the Virginia Commission may grant Dominion’s request to terminate the capped rates, if it finds that a competitive generation services market exists in Dominion’s service area. Recovery of generation-related costs will continue to be provided through capped rates and a wires charge. A wires charge, where applicable, is being assessed to those customers opting for alternative suppliers. The Virginia Restructuring Act also requires Dominion to join or establish a regional transmission organization (RTO), phase-in retail choice beginning January 1, 2002, and functionally separate its electric generation from its electric transmission and distribution operations.

Recently, the Virginia Commission recommended that state policymakers decide promptly whether to proceed with or delay implementation of the Virginia Restructuring Act, in light of recent developments impacting electric industry restructuring in Virginia, including the Federal Energy Regulatory Commission’s (FERC) issuance of a notice of proposed rule making on Standard Market Design. Legislation that would delay entry into a RTO until on or after July 1, 2004 was approved by the Virginia General Assembly in February 2003 and is now awaiting action by the Governor. The proposed legislation also would require Dominion to file an application with the Virginia Commission by July 1, 2003 to join a RTO. Subject to Virginia Commission approval, Dominion would be required to transfer management and control of its transmission assets to a RTO by January 1, 2005.

For additional information on electric deregulation in Virginia, see Regulated Electric Operations in Future Issues and Outlook in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

In North Carolina, regulators and legislators continue to explore the issues related to electric industry restructuring, the development of a competitive, wholesale market and retail competition. However, to date, there has been no significant activity.

Dominion plans to continue to participate actively in both the legislative and regulatory processes to ensure an orderly transition from a regulated environment.

Gas Industry

Dominion Delivery

Deregulation is at varying stages in the three states in which Dominion’s gas distribution subsidiaries operate. In Pennsylvania, supplier choice is available for all residential and small commercial customers. In Ohio, legislation has not been enacted to require supplier choice for residential and commercial natural gas consumers. However, Dominion offers an Energy Choice program to customers on its own initiative, in cooperation with the Public Utilities Commission of Ohio (Ohio Commission).

West Virginia legislation currently does not require customer choice in its retail natural gas markets, and Dominion has not voluntarily initiated an Energy Choice program. However, the West Virginia Public Service Commission (West Virginia Commission) recently issued regulations to govern pooling services, one of the tools that natural gas suppliers may utilize to provide retail customer choice in the future. In 2002, the West Virginia Commission proposed rules that require that competitive gas service providers be licensed in West Virginia. In addition, the West Virginia Commission is developing rules for a code of conduct between utilities and their marketing affiliates, as well as consumer protection regulations and marketer licensing rules.

See Regulated Gas Distribution Operations in Future Issues and Outlook in MD&A for additional information.

Dominion Energy

Dominion’s large underground natural gas storage network and the location of its pipeline system are a significant link between the country’s major gas pipelines and large markets in the Northeast and Mid-Atlantic regions and on the East Coast. Dominion’s pipelines are part of an interconnected gas transmission system which continues to provide local distribution companies, marketers, power generators and industrial and commercial customers the accessibility of supplies nationwide.

Dominion competes with domestic and Canadian pipeline companies and gas marketers seeking to provide or arrange transportation, storage and other services for customers. Alternative energy sources, such as oil or coal, provide another level of competition. Although competition is based primarily on price, the array of services that can be provided to customers is also an important factor. The combination of capacity rights held on certain longline pipelines, a large storage capability and the availability of numerous receipt and delivery points along its own pipeline system enables Dominion to tailor its services to meet the needs of individual customers.

Dominion Exploration & Production

Dominion conducts exploration and production operations in several major producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico, and Western Canada. Competitors range from major international oil companies, to smaller, independent producers.

Dominion faces significant competition in the bidding for federal offshore leases and in obtaining leases and drilling rights for onshore properties. Since Dominion is the operator of a number of properties, it also faces competition in securing drilling equipment and supplies for exploration and development.

In terms of its production activities, Dominion sells most of its deliverable natural gas and oil into short and intermediate-term markets. Dominion faces challenges related to the marketing of its natural gas and oil production due to the contraction of participants in the energy marketing industry. In the wake of current industry developments, several energy trading participants have exited the business, reducing the number of active purchasers in the marketplace and reducing Dominion’s delivery flexibility. However, Dominion owns a large and diverse natural gas and oil portfolio and maintains an active gas and oil marketing presence in its primary production regions which strengthens its knowledge of the marketplace and delivery options.

Regulation

General

Dominion is subject to regulation by the SEC, FERC, the Environmental Protection Agency (EPA), Department of Energy (DOE), the Nuclear Regulatory Commission (NRC), the Army Corps of Engineers, and other federal, state and local authorities.

State Regulation

Electric

In Virginia, Dominion’s retail service is subject to regulation by the Virginia Commission. The Virginia Commission has approved a Virginia fuel factor of 1.613 cents per kWh in effect through December 31, 2003.

In North Carolina, retail service is subject to cost of service regulation by the North Carolina Utilities Commission (North Carolina Commission). In connection with the North Carolina Commission’s approval of the CNG acquisition, Dominion agreed not to request an increase in North Carolina retail electric base rates until 2006, except for certain events that would have a significant financial impact on Dominion’s electric utility operations. Fuel rates are still subject to change under the annual fuel cost adjustment proceedings. The North Carolina Commission has approved a fuel factor of 1.402 cents per kWh, effective January 1, 2003.

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

In August 2002, the Virginia Commission adopted rules relating to competitive electric metering services and consolidated billing by competitive suppliers. Dominion must provide its Virginia electric customers with access to meter functionality and interval meter data beginning January 1, 2003 and implement consolidated billing by competitive suppliers no later than July 1, 2003.

For additional information on deregulation in the electric industry, the Virginia Restructuring Act and current rate matters, see Electric Industry in Competition and Regulated Electric Operations in Future Issues and Outlook in MD&A.

Gas

Dominion’s gas distribution business subsidiaries are subject to regulation of rates and other aspects of their businesses by the states in which they operate—Pennsylvania, Ohio and West Virginia. When necessary, Dominion’s gas distribution subsidiaries seek general rate increases on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, certain of Dominion’s gas distribution subsidiaries make routine separate filings with their respective state regulatory commissions to reflect changes in the costs of purchased gas. These purchased gas costs are recovered through a mechanism that ensures dollar for dollar recovery of prudently incurred costs. Costs that are expected to be recovered in future rates are deferred as regulatory assets.

Ohio—In February 2002, Dominion filed a report with the Ohio Commission that addressed the results of a payment matching program approved by the Ohio Commission in 2001 and deferral of certain residential customer receivables in excess of the amount already recovered in rates. The report requires no action by the Ohio Commission. Recovery of the deferred amount will be requested in Dominion’s next rate case. Dominion believes that it will recover those amounts deferred.

In November 2002, Dominion filed comments to the Ohio Commission’s request for information needed to ensure that Ohio public utilities are not impacted by adverse financial consequences of parent or affiliate company unregulated operations. Dominion informed the Ohio Commission that its affiliate and parent company transactions are governed by the rules of the 1935 Act. The Ohio Commission has not acted on the comments filed or given any indication as to how it will proceed at this time.

In December 2002, the Ohio Commission conditionally approved an earlier application by Dominion to implement a four-month gas cost recovery (GCR) rate. The Ohio Commission approved the adjustment components of the GCR and directed Dominion to leave the expected gas cost portion of the GCR at the previous level for one more month before filing for a new three-month rate.

In January 2003, the Ohio Commission approved the settlement of Dominion’s 2001 GCR financial and management performance audit. The settlement contained no disallowances and provided for a review of the corporate gas supply group expense recovery through the GCR and an internal audit of gas procurement processes and affiliate company gas purchase transactions.

Pennsylvania—The Pennsylvania Public Utility Commission (Pennsylvania Commission) accepted a settlement filed by Dominion and other parties to Dominion’s gas cost recovery proceeding in September 2002. As part of the settlement, the parties agreed that Dominion was following a least cost procurement policy and, as a result, no disallowances occurred.

West Virginia— In 2001, the West Virginia Commission approved a settlement between Dominion and certain third parties, regarding the costs of gas supplies and increased operating costs. The settlement stipulated that Dominion would receive a $9.5 million increase in gas and non-gas revenues and provides for a two-year rate moratorium. The new rates took effect on January 1, 2002 and will be in place through December 31, 2003.

For additional information on deregulation in the gas industry and current rate matters, see Gas Industry in Competition and Regulated Gas Distribution Operations in Future Issues and Outlook in MD&A.

Public Utility Holding Company Act of 1935

Dominion is a registered holding company under the 1935 Act. The 1935 Act and related regulations issued by the SEC govern activities of Dominion and its subsidiaries with respect to the issuance and acquisition of securities, acquisition and sale of utility assets, certain transactions among affiliates, engaging in business activities not directly related to the utility or energy business and other matters. Over the past few years, several bills have been introduced in Congress to repeal the 1935 Act, and repeal provisions are currently again pending before Congress.

Federal Energy Regulatory Commission

Electric

Under the Federal Power Act, FERC regulates wholesale sales of electricity and transmission of electricity in interstate commerce by public utilities. Dominion’s electric utility subsidiary sells electricity in the wholesale market under its market-based sales tariff authorized by FERC but has agreed not to make wholesale power sales under this tariff to loads located within its service territory. For additional discussion on this matter, see Regulated Electric Operations—Wholesale Competition in Future Issues and Outlook in MD&A.

The Virginia Restructuring Act requires that Dominion join a RTO, and FERC encourages RTO formation as a means to foster wholesale market formation. FERC Order No. 2000 requires each public utility that owns or operates transmission facilities to make certain filings with respect to RTO formation, but will rely on voluntary formation of RTOs to advance its energy policies. By joining a RTO, Dominion would transfer operational control of its transmission assets to a RTO, a third party.

In September 2002, Dominion and PJM Interconnection, LLC (PJM) entered into the PJM South Implementation Agreement. The agreement provides that, subject to regulatory approval and certain provisions, Dominion will become a member of PJM, transfer functional control of its electric transmission facilities to PJM for inclusion in a new PJM South Region, integrate its control area into the PJM energy markets and otherwise facilitate the establishment and operation of PJM as the RTO with respect to Dominion’s transmission facilities. The agreement also contemplates additional agreements and transmission tariff provisions to be negotiated by the parties and allocates costs of implementation of the agreement among the parties.

Dominion intends to file for FERC approval to join PJM in the future. Dominion will also seek authorization from the Virginia Commission and the North Carolina Commission to become a member of PJM at that time. Dominion will incur integration and operating costs associated with joining a RTO. Dominion has deferred certain of those costs for future recovery and is giving further consideration to seeking regulatory approval to defer the balance of such costs.

Legislation that would delay entry into a RTO until on or after July 1, 2004 was approved by the Virginia General Assembly in February 2003 and is now awaiting action by the Governor. The proposed legislation also would require Dominion to file an application with the Virginia Commission by July 1, 2003 to join a RTO. Subject to Virginia Commission approval, Dominion would be required to transfer management and control of its transmission assets to a RTO by January 1, 2005.

For additional discussion on this matter, see RTO in Future Issues and Outlook in MD&A.

Gas

FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. FERC also has jurisdiction over the construction of pipeline and related facilities used in transportation and storage of natural gas in interstate commerce.

Dominion’s interstate gas transportation and storage activities are conducted in accordance with certificates, tariffs and service agreements on file with FERC. Dominion is also subject to the Natural Gas Pipeline Safety Act of 1968, which authorizes the establishment and enforcement of federal pipeline safety standards and places jurisdiction of these standards with the Department of Transportation.

Competition in the natural gas industry was increased by FERC Order 636, which was issued in 1992. FERC Order 636 requires transmission pipelines to operate as open-access transporters and provide transportation and storage services on an equal basis for all gas supplies, whether purchased from Dominion or from another gas supplier.

In the spring of 2003, FERC expects to issue new rules governing standards of conduct between interstate electric transmission, gas transporation and storage providers and their energy related affiliates. One goal of FERC is to eliminate the separate standards of conduct regulations for natural gas pipelines and electric transmission utilities and replace these requirements with uniform standards applicable to interstate “Transmission Providers” of both natural gas and electricity. For additional discussion on this matter, see Interstate Gas Transmission Operations in Future Issues and Outlook in MD&A.

Environmental Matters

Each operating segment faces substantial regulation and compliance costs with respect to environmental matters. For discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance, see Environmental Matters in Future Issues and Outlook in MD&A. Additional information can also be found in Item 3. Legal Proceedings and Note 27 to the Consolidated Financial Statements.

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

Dominion has determined that it is associated with 20 former manufactured gas plant sites. Studies conducted by other utilities at their former manufactured gas plants have indicated that their sites contain coal tar and other potentially harmful materials. None of the 20 former sites with which Dominion is associated is under investigation by any state or federal environmental agency, and no investigation or action is currently anticipated. At this time, it is not known to what degree these sites may contain environmental contamination. Dominion is not able to estimate the cost, if any, that may be required for the possible remediation of these sites.

The EPA amended its oil pollution prevention regulations in July 2002. The total projected cost of compliance with the new regulations is estimated to range from $21 to $40 million, representing primarily capital expenditures.

The EPA is also considering issuing new regulations that govern existing utilities that employ a cooling water intake structure, and whose flow levels exceed a minimum threshold. As currently written, EPA’s proposed rule presents several control options under consideration for the final rule. Dominion is evaluating facility information from certain of its power stations. Given the uncertainties of future action by EPA on this issue, the Dominion cannot predict the future impact on its operations at this time.

Dominion has applied for or obtained the necessary environmental permits material to the operation of its electric generating stations. Many of these permits are subject to re-issuance and continuing review.

As part of its reissuance of a pollution discharge permit for the Millstone Power Station, the Connecticut Department of Environmental Protection will evaluate the ecological impacts of the cooling water intake system. Until the permit is reissued, it is not possible to predict the financial impact, if any, that may result.

Nuclear Regulatory Commission

All aspects of the operation and maintenance of Dominion’s nuclear power stations, which are part of the Dominion Energy segment, are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.

Dominion filed applications for 20 year life-extension for the North Anna and Surry units in May 2001. The NRC has completed its review of the applications and Dominion expects to receive a renewed license for these units in 2003. Dominion also expects to file a similar request for the Millstone units in 2004. For more information on this matter, see Note 16 to the Consolidated Financial Statements.

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

The NRC also requires Dominion to decontaminate nuclear facilities once operations cease. This process is referred to as decommissioning, and Dominion is required by the NRC to prepare for it financially. For information on compliance with the NRC financial assurance requirements, see Note 16 to Consolidated Financial Statements.

Disposal of spent nuclear fuel is a significant issue associated with the operation and decommissioning of nuclear facilities. The Nuclear Waste Policy Act (NWPA) of 1982 required a permanent, federal repository for high-level radioactive waste and spent nuclear fuel to be made available by January 31, 1998. In February 2002, the Secretary of Energy recommended that Yucca Mountain located in the state of Nevada be developed as the permanent repository. Final congressional approval was received in July 2002. The DOE is currently in the process of seeking approval of a NRC license to begin construction of the repository.

Dominion and other utilities have petitioned the U.S. Court of Appeals for the 11th Circuit to review a matter involving DOE and PECO Energy Company (PECO). The petitioners challenged the DOE’s action that allowed PECO to take credits against payments PECO would have been making into the Nuclear Waste Fund (NWF). The credits are part of the DOE’s settlement of PECO’s claim regarding the DOE’s failure to provide a permanent repository for spent nuclear fuel as required by the NWPA. The petition stated that the credits violated the NWPA by depleting the NWF and releasing PECO from a portion of its NWF obligation. The petition also sought an injunction of the DOE’s settlement agreement with PECO and an injunction against DOE entering into similar agreements. In September 2002, the court issued its decision on the matter declaring the fee adjustment aspect of the settlement between PECO and DOE “null and void.” The decision does not prevent DOE from settling claims related to its breach of its contractual obligation to begin disposing of spent nuclear fuel, but precludes DOE from using the NWF to compensate utilities for damages incurred by utilities owing to DOE’s breach of its NWF obligation to dispose of spent nuclear fuel.

Interconnections

Dominion maintains major interconnections with Progress Energy, American Electric Power Company, Inc., PJM-West and PJM. Through this major transmission network, Dominion has arrangements with these entities for coordinated planning, operation, emergency assistance and exchanges of capacity and energy. See also RTO in Future Issues and Outlook in MD&A.

Sources of Energy

Sources of Energy—Electricity

Dominion Energy provides electricity for use on a wholesale and a retail level. Dominion Energy can supply electricity demand either from its generation facilities in Connecticut, Indiana, Illinois, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia or through purchased power contracts when needed. The following table lists Dominion’s generating units and capability.

Dominion’s Power Generation

Plant	Location	Primary Fuel Type	Net Summer Capability (Mw)
Utility Generation
North Anna	Mineral, VA	Nuclear	1,628	(a)
Surry	Surry, VA	Nuclear	1,625
Mt. Storm	Mt. Storm, WV	Coal	1,569
Chesterfield	Chester, VA	Coal	1,234
Chesapeake	Chesapeake, VA	Coal	595
Clover	Clover, VA	Coal	441	(b)
Yorktown	Yorktown, VA	Coal	326
Possum Point	Dumfries, VA	Coal	322
Bremo	Bremo Bluff, VA	Coal	227
North Branch	Bayard, WV	Coal	74
Altavista	Altavista, VA	Coal	63
Southampton	Southampton, VA	Coal	63
Yorktown	Yorktown, VA	Oil	818
Possum Point	Dumfries, VA	Oil	786
Gravel Neck (CT)	Surry, VA	Oil	183
Darbytown (CT)	Richmond, VA	Oil	144
Chesapeake (CT)	Chesapeake, VA	Oil	144
Possum Point (CT)	Dumfries, VA	Oil	78
Northern Neck (CT)	Lively, VA	Oil	64
Low Moor (CT)	Covington, VA	Oil	60
Kitty Hawk (CT)	Kitty Hawk, NC	Oil	44
Remington (CT)	Remington, VA	Gas	580
Chesterfield (CC)	Chester, VA	Gas	397
Ladysmith (CT)	Ladysmith, VA	Gas	290
Bellmeade (CC)	Richmond, VA	Gas	230
Gravel Neck (CT)	Surry, VA	Gas	146
Darbytown (CT)	Richmond, VA	Gas	144
Bath County	Warm Springs, VA	Hydro	1,440	(c)
Gaston	Roanoke Rapids, NC	Hydro	225
Roanoke Rapids	Roanoke Rapids, NC	Hydro	99
Other	Various	Various	15

			14,054

Non-utility Generation
Millstone	Waterford, CT	Nuclear	1,954	(d)
Kincaid	Kincaid, IL	Coal	1,158
State Line	Hammond, IN	Coal	515
Morgantown	Morgantown, WV	Coal	33	(f)
Elwood (CT)	Elwood, IL	Gas	682	(e)
Armstrong (CT)	Shelocta, PA	Gas	600	(g)
Troy (CT)	Luckey, OH	Gas	600	(g)
Pleasants (CT)	St. Mary’s, WV	Gas	300	(g)
Others	Various	Various	31

			5,873

Purchased Capacity			3,758
Net Purchases			145

	Total Capacity		23,830

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle

(a)	Excludes 11.6 percent undivided interest owned by Old Dominion Electric Cooperative (ODEC).
(b)	Excludes 50 percent undivided interest owned by ODEC.
(c)	Excludes 40 percent undivided interest owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc.
(d)	Excludes 6.53 percent undivided interest in Unit 3 owned by Massachusetts Municipal Wholesale Electric Company and Central Vermont Public Service Company.
(e)	Excludes 50 percent undivided interest owned by Peoples Energy.
(f)	Excludes 50 percent undivided interest owned by Cogen Technologies Morgantown, Ltd. and Hickory Power Corporation.
(g)	Includes generating units which Dominion operates under leasing arrangements.

Power Purchase Contracts

Dominion Energy purchases electricity under contracts with other suppliers to meet a portion of its system capacity requirements. As of December 31, 2002, Dominion has 42 power purchase contracts with a combined dependable summer capacity of 3,758 Mw. For information on the financial obligations under these agreements, see Note 27 to the Consolidated Financial Statements.

Fuel for Electric Generation

Dominion uses a variety of fuels to power its electric generation. These include a mix of both nuclear fuel and fossil fuel as described further below.

Nuclear Fuel Supply

Dominion utilizes both long-term contracts and short-term purchases to support its nuclear fuel requirements. Worldwide market conditions are continuously evaluated to ensure a range of supply options at reasonable prices. Current agreements, inventories and spot market availability are expected to support current and planned fuel supply needs. Additional fuel is purchased as required to ensure optimum cost and inventory levels.

Fossil Fuel Supply

Dominion utilizes coal, oil and natural gas in its fossil fuel operations. Dominion Energy’s coal supply is obtained through long-term contracts and spot purchases. Oil and oil-fired generation are used primarily to support heavier system generation loads during very cold or very hot weather periods. System requirements are purchased mainly under short-term spot agreements.

Dominion uses natural gas as needed throughout the year for Dominion’s jurisdictional and non-jurisdictional generation facilities. Dominion’s gas supply is obtained from various sources including: purchases from major and independent producers in the Southwest and Midwest regions; purchases from local producers in the Appalachian area; purchases from gas marketers; and withdrawals from Dominion’s and third party underground storage fields.

Firm natural gas transportation contracts (capacity) exist that allow delivery of gas to our facilities. Dominion’s capacity portfolio allows flexible natural gas deliveries to its gas turbine fleet, while minimizing costs.

Gas Supply

Dominion is engaged in the sale and storage of natural gas through its operating subsidiaries. Sources of gas supplies for sale to customers are the same as those described in Fossil Fuel Supply above.

Dominion continues to purchase volumes from the array of accessible producing basins using its firm capacity resources. These purchased supplies include Appalachian resources in Ohio, Pennsylvania and West Virginia and production from the Gulf Coast, Mid-Continent and offshore areas. Upon FERC’s restructuring of the interstate pipeline business in 1992 and 1993, pipelines no longer sell the delivered natural gas commodity; rather, customers provide their own gas supply for wholesale storage and/or delivery by the pipelines. Much of the supply is purchased by local distributors, energy marketing companies or end-users under seasonal or spot purchase agreements.

Gas Storage—Transmission

Dominion’s underground storage facilities play an important part in balancing gas supply with sales demand and are essential to servicing the Mid-Atlantic and Northeast’s large volume of space-heating business. In addition, storage capacity is an important element in the effective management of both gas supply and pipeline transport capacity. Dominion operates 26 underground gas storage fields located in Ohio, Pennsylvania, West Virginia and New York. Dominion owns 20 of these storage fields and has joint-ownership with other companies in six of the fields. The total designed capacity of the storage fields is approximately 960 billion cubic feet (bcf). Dominion’s share of the total capacity is about 717 bcf. About one-half of the total capacity is base gas which remains in the reservoirs at all times to provide the primary pressure which enables the balance of the gas to be withdrawn as needed.

Gas Production

Dominion Exploration & Production owns 6.1 trillion cubic feet of proved equivalent natural gas reserves and produced almost 1.1 billion cubic feet of natural gas per day and 27 thousand barrels of oil per day in 2002.

Dominion Exploration & Production utilizes production handling and firm transportation contracts to support delivery of its gas and oil in certain market areas. Additional information about these commitments can also be found in Note 27 to the Consolidated Financial Statements.

Item 2.    Properties

Dominion leases its principal executive office in Richmond, Virginia as well as corporate offices in other cities in which its subsidiaries operate. It also owns another corporate office in Richmond.

Dominion’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described below.

Substantially all of Dominion’s electric subsidiary’s property is subject to the lien of the mortgage securing its First and Refunding Mortgage Bonds and certain of its nonutility generation facilities are subject to liens.

Dominion Energy utilizes the electric generation facilities listed under the heading Sources of Energy—Dominion’s Power Generation in Item 1. Business.

Dominion’s storage operation consists of 26 storage fields, approximately 373,000 acres of operated leaseholds and 2,000 storage wells. Dominion Energy has approximately 7,900 miles of gas transmission, gathering and storage piplines.

The map below illustrates Dominion’s gas transmission pipelines, storage facilities and electric transmission lines.

Dominion Energy also has more than 100 compressor stations with approximately 577,000 installed compressor horsepower located in Ohio, West Virginia, Pennsylvania and New York. Some of the stations are used interchangeably for several functions.

Dominion Delivery has approximately 6,000 miles of electric transmission lines. Portions of Dominion Delivery’s transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, surplus capacity in the line, if any exists.

Dominion Delivery’s right-of-way grants from the apparent owners of real estate have been obtained for most electric lines, but underlying titles have not been examined except for transmission lines of 69 Kv or more. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly owned property, where permission to operate can be revoked.

Dominion Delivery’s investment in its gas distribution network is located in the states of Ohio, Pennsylvania and West Virginia. The gas distribution network includes approximately 27,000 miles of pipe, exclusive of service pipe.

Dominion Exploration & Production owns 6.1 trillion cubic feet of proved equivalent natural gas reserves and produces approximately 1.2 billion cubic feet of equivalent natural gas per day from its leasehold acreage and facility investments. Dominion, either alone or with partners, holds interests in natural gas and oil lease acreage, wellbores, well facilities, production platforms and gathering systems. Dominion also owns or holds rights to seismic data and other tools used in exploration and development drilling activities. Dominion’s share of developed leasehold totals 3.1 million acres, with another 2.4 million acres held for future exploration and development drilling opportunities.

Information detailing Dominion’s gas and oil operations presented on the following pages includes the activities of the Dominion Exploration & Production segment and the production activity of Dominion Transmission, Inc., which is included in the Dominion Energy segment:

Company-Owned Proved Gas and Oil Reserves

Estimated net quantities of proved gas and oil reserves at December 31 of each of the last three years were as follows:

	2002		2001		2000
	Proved Developed	Total Proved	Proved Developed	Total Proved	Proved Developed	Total Proved
Proved gas reserves (bcf)
United States	3,549	4,458	3,026	3,517	1,593	1,858
Canada	486	640	440	573	361	479

Total proved gas reserves	4,035	5,098	3,466	4,090	1,954	2,337

Proved oil reserves (000 bbls)
United States	47,759	138,798	46,473	115,988	21,709	51,072
Canada	18,064	30,432	17,304	24,579	14,527	24,270

Total proved oil reserves	65,823	169,230	63,777	140,567	36,236	75,342

Total proved gas and oil reserves (bcfe)	4,430	6,113	3,850	4,933	2,172	2,789

Certain subsidiaries of Dominion file Form EIA-23 with the DOE, which reports gross proved reserves, including the working interests share of other owners, for properties operated by such Dominion subsidiaries. The proved reserves reported in the table above represent Dominion’s share of proved reserves for all properties, based on Dominion’s ownership interest in each property. For properties operated by Dominion, the difference between the proved reserves reported on Form EIA-23 and the Company-owned proved reserves, reported in the table above, does not exceed five percent. Estimated proved reserves as of December 31, 2002 are based upon studies for each Dominion property prepared by Dominion’s staff engineers and reviewed by either Ralph E. Davis Associates, Inc. or Ryder Scott Company, L.P. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines.

Quantities of Gas and Oil Produced

Quantities of gas and oil produced* during each of the last three years ending December 31 follow:

	2002	2001	2000
Gas production (bcf)
United States	346	238	222
Canada	53	57	47

Total gas production	399	295	269

Oil production (000 bbls)
United States	8,653	6,134	6,436
Canada	1,072	1,529	1,258

Total oil production	9,725	7,663	7,694

Total gas and oil production (bcfe)	458	341	315

*	Gas and oil production quantities include the production from the Dominion Exploration & Production segment and the production activity of DominionTransmission, Inc., which is included in the Dominion Energy segment.

The average sales price per thousand cubic feet (mcf) of gas with hedging results (including transfers to other Dominion operations at market prices) realized during the years 2002, 2001 and 2000 was $3.41, $3.83 and $3.12, respectively. The respective average prices without hedging results per mcf of gas produced were $3.04, $3.92 and $3.72. The respective average sales prices realized for oil with hedging results were $23.29, $23.42 and $26.63 per barrel and the respective average price without hedging results were $24.45, $23.53 and $28.35 per barrel. The average production (lifting) cost per mcf equivalent of gas and oil produced (as calculated per SEC guidelines) during the years 2002, 2001 and 2000 was $0.60, $0.65 and $0.49 respectively.

Net Wells Drilled in the Calendar Year

The number of net wells completed during each of the last three years ending December 31 follows:

	2002	2001	2000
Exploratory:
United States
Productive	12	17	5
Dry	12	15	9

Total United States	24	32	14

Canada
Productive	1	2	—
Dry	1	1	1

Total Canada	2	3	1

Total exploratory	26	35	15

Development:
United States
Productive	774	372	253
Dry	38	3	2

Total United States	812	375	255

Canada
Productive	61	93	71
Dry	11	15	9

Total Canada	72	108	80

Total development	884	483	335

Total wells drilled	910	518	350

As of December 31, 2002, 68 gross (52 net) wells were in process of drilling, including wells temporarily suspended.

Acreage

Gross and net developed and undeveloped acreage at December 31, 2002 was:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
United States	3,714,258	2,373,000	2,479,977	1,417,884
Canada	1,399,019	770,788	1,228,191	963,525

Total	5,113,277	3,143,788	3,708,168	2,381,409

Productive Wells

The number of productive gas and oil wells in which Dominion’s subsidiaries had an interest at December 31, 2002, follow:

	Gross	Net
Gas wells
United States	23,896	15,359
Canada	876	579

Total gas wells	24,772	15,938

Oil wells
United States	305	222
Canada	352	172

Total oil wells	657	394

The number of productive wells includes 197 gross (73 net) multiple completion gas wells and 10 gross (4 net) multiple completion oil wells.

Item 3.	Legal Proceedings

From time to time, Dominion and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there may be administrative proceedings on these matters pending. In addition, in the ordinary course of business, Dominion and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on Dominion’s financial position, liquidity or results of operations.

See Regulation in Item 1. Business, Rate Matters in Future Issues and Outlook in MD&A and Note 27 to the Consolidated Financial Statements for additional information on rate matters and various regulatory proceedings to which Dominion is a party.

Before being acquired by Dominion, Louis Dreyfus and two predecessor companies were named as defendants in several lawsuits originally filed in 1995 that were subsequently consolidated. The consolidated lawsuit is now pending in the Texas 93rd Judicial District Court in Hildago County, Texas.  The lawsuit alleges that gas wells and related pipeline facilities operated by Louis Dreyfus, and other facilities operated by other defendants, caused an underground hydrocarbon plume in McAllen, Texas. The plaintiffs claim that they have suffered damages, including property damage and lost profits, as a result of the plume and seek compensation for these items.

In July 1997, Jack Grynberg, an oil and gas entrepreneur, brought suit against CNG and several of its subsidiaries. The suit seeks damages for alleged fraudulent mismeasurement of gas volumes and underreporting of gas royalties from gas production taken from federal leases. In 2002, the valuation portion of the claim was dismissed. The plaintiff has filed an appeal.

In April 1998, Harrold E. (Gene) Wright, an oil and gas entrepreneur, brought suit against CNG Producing Company, a subsidiary of CNG, alleging various fraudulent valuation practices in the payment of royalties on federal leases. Shortly after filing, this case was consolidated under the Federal Multidistrict Litigation rules with the Grynberg case noted above. A substantial portion of the claim against CNG Producing Company was resolved by settlement in late 2002; however, the suit remains consolidated with the Grynberg case.

In 1999, a class action was filed by Quinque Operating Co. and other parties against approximately 300 defendants, including CNG and several of its subsidiaries, in Stevens County, Kansas. The complaint seeks damages for alleged fraud, misrepresentation, conversion and assorted other claims, in the measurement and payment of gas royalties from privately held gas leases. The plaintiffs will seek class certification and expedited discovery in Kansas. The defendants have filed motions to dismiss the case. A motion in opposition to class certification was argued in January 2003.

During 2000, Virginia Power received a Notice of Violation from the EPA, alleging that Virginia Power failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against Virginia Power alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. Virginia Power also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. In December 2002, the Attorney General of Connecticut filed a motion to intervene as a plaintiff in the action filed by the New York State Attorney General. This action has been stayed. Management believes that Virginia Power has obtained the necessary permits for its generating facilities. Virginia Power has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at Virginia Power’s coal- fired generating stations in Virginia and West Virginia. Virginia Power had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. As of December 31, 2002, Virginia Power has recorded, on a discounted basis, $18 million for the civil penalty and environmental projects.

In June 2002, Wiley Fisher, Jr. and John Fisher filed a purported class action lawsuit against Virginia Power and Dominion Telecom, Inc. (Dominion Telecom) in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that Virginia Power and Dominion Telecom strung fiber-optic cable across their land, along a Virginia Power electric transmission corridor without paying compensation. The plaintiffs are seeking damages for trespass and “unjust enrichment,” as well as punitive damages from the defendants.

The named plaintiffs purport to “represent a class . . . consisting of all owners of land in North Carolina and Virginia, other than public streets or highways, that underlies Virginia Power’s electric transmission lines and on or in which fiber optic cable has been installed.” The named plaintiffs have asked that the court allow the lawsuit to proceed as a class action. Discovery has begun and the court has granted a motion to add additional plaintiffs, Harmon T. Tomlinson, Jr. and Linda D. Tomlinson. The outcome of the proceeding, including an estimate as to any potential loss, cannot be predicted at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name and Age	Business Experience Past Five Years
Thos. E. Capps (67)

Chairman of the Board of Directors, President and Chief Executive Officer of Dominion from August 2000 to date; Vice Chairman of the Board of Directors, President and Chief Executive Officer of Dominion from January 2000 to August 2000; Chairman of the Board of Directors, President and Chief Executive Officer of Dominion from September 1995 to January 2000.

Thomas F. Farrell, II (48)

Executive Vice President of Dominion from March 1999 to date; President and Chief Executive Officer of Virginia Electric and Power Company from December 2002 to date; Executive Vice President of Consolidated Natural Gas Company from January 2000 to date; Chief Executive Officer of Virginia Electric and Power Company from May 1999 to December 2002; Executive Vice President, General Counsel and Corporate Secretary of Virginia Electric and Power Company from July 1998 to April 1999; Executive Vice President and General Counsel of Virginia Electric and Power Company from April 1998 to June 1998; Executive Vice President of Virginia Electric and Power Company from September 1997 to April 1998; Senior Vice President—Corporate Affairs of Dominion from September 1997 to March 1999.

Jay L. Johnson (56)

Executive Vice President of Dominion and President and Chief Executive Officer of Virginia Electric and Power Company from December 2002 to date; Senior Vice President, Business Excellence, Dominion Energy, Inc. from September 2000 to December 2002; Chief of Naval Operations, U.S. Navy, and member of the Joint Chiefs of Staff from 1996 until July 2000.

Duane C. Radtke (54)

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

Thomas N. Chewning (57)

Executive Vice President and Chief Financial Officer of Dominion from May 1999 to date; Executive Vice President and Chief Financial Officer of Consolidated Natural Gas Company from January 2000 to date; Executive Vice President of Dominion prior to April 1999.

Paul D. Koonce (43)

Chief Executive Officer—Transmission of Virginia Electric and Power Company from January 2003 to date; Senior Vice President—Portfolio Management of Virginia Electric and Power Company from January 2000 to December 2002; Senior Vice President—Commercial Operations of Consolidated Natural Gas Company from January 1999 to January 2000; Vice President of Regulated Commercial Operations of Consolidated Natural Gas Company from January 1999 to June 1999; Senior Vice President—Sonat Energy Services from August 1997 to January 1999.

Mark F. McGettrick (45)

President and Chief Executive Officer—Generation of Virginia Electric and Power Company from January 2003 to date; Senior Vice President and Chief Administrative Officer of Dominion from January 2002 to December 2002; Senior Vice President—Customer Service and Metering of Virginia Electric and Power Company from January 2000 to December 2001; Vice President—Customer Service and Marketing of Virginia Electric and Power Company from January 1997 to January 2000.

Name and Age	Business Experience Past Five Years
Mary C. Doswell (44)

Senior Vice President and Chief Administrative Officer from January 2003 to date; Vice President—Billing and Credit of Virginia Electric and Power Company from October 2001 to December 2002; Vice President—Metering of Virginia Electric and Power Company from January 2000 to October 2001; General Manager—Metering of Virginia Electric and Power Company from February 1999 to January 2000; Project Manager of Virginia Electric and Power Company from December 1997 to February 1999.

Eva S. Hardy (58)

Senior Vice President—External Affairs & Corporate Communications of Dominion from May 1999 to date; Senior Vice President-External Affairs & Corporate Communications of Virginia Electric and Power Company from September 1997 to April 2000.

G. Scott Hetzer (46)

Senior Vice President and Treasurer of Dominion from May 1999 to date; Senior Vice President and Treasurer of Virginia Electric and Power Company and Consolidated Natural Gas Company from January 2000 to date; Vice President and Treasurer of Dominion from October 1997 to May 1999.

James L. Sanderlin (61)

Senior Vice President—Law of Dominion from September 1999 to date; Senior Vice President—Law of Consolidated Natural Gas Company from January 2000 to date. Partner in the law firm of McGuire, Woods, Battle & Boothe LLP prior to September 1999.

Steven A. Rogers (41)

Vice President, Controller and Principal Accounting Officer of Dominion and Consolidated Natural Gas Company and Vice President and Principal Accounting Officer of Virginia Electric and Power Company from June 2000 to date; Controller of Virginia Electric and Power Company from January 2000 to May 2000. Controller of Dominion Energy, Inc. from September 1998 to June 2000; Vice President and Controller of Optacor Financial Services Company from February 1997 to September 1998.

Any service listed for Virginia Electric and Power Company, Consolidated Natural Gas Company, Dominion Energy, Inc. and Optacor Financial Services Company reflects service at a subsidiary of Dominion.

Part II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Dominion’s common stock is listed on the New York Stock Exchange. At December 31, 2002, there were approximately 188,000 registered shareholders, including approximately 88,000 certificate holders. The quarterly information concerning stock prices and dividends is incorporated by reference from Note 34 to the Consolidated Financial Statements.

During 2002, Dominion issued 483 shares of common stock to two former employees as a deferred payment under a 1985 performance achievement plan. These shares were not registered under the Securities Act of 1933 (Securities Act). The issuance of this stock did not involve a public offering, and is therefore exempt from registration under the Securities Act.

Item 6.	Selected Financial Data

(millions, except per share amounts)	2002	2001	2000	1999	1998

Operating revenue	$10,218	$10,558	$9,246	$5,520	$6,081
Income before extraordinary item and cumulative effect of a change in accounting principle	1,362	544	415	552	548
Extraordinary item (net of income taxes of $197)				(255)
Cumulative effect of a change in accounting principle (net of income taxes of $11)			21
Net income	1,362	544	436	297	548
Earnings per common share—basic	4.85	2.17	1.85	1.55	2.81
Earnings per common share—diluted	4.82	2.15	1.85	1.48	2.81
Total assets	37,909	34,369	29,297	17,782	17,549
Long-term debt, subsidiary preferred stock subject to mandatory redemption and preferred securities of subsidiary trusts	13,457	13,251	10,486	7,321	6,817
Dividends paid per share	$2.58	$2.58	$2.58	$2.58	$2.58

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Dominion. MD&A should be read in conjunction with the Consolidated Financial Statements. The term “Dominion” is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.’s consolidated subsidiaries, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Risk Factors and Cautionary Statements That May Affect Future Results

This report contains statements concerning Dominion’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may” or other similar words.

Dominion makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from predicted results. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include weather conditions; fluctuations in energy-related commodities prices and the effect these could have on Dominion’s earnings, liquidity position and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including price risk due to marketable securities held as investments in trusts and benefit plans; fluctuations in interest rates; changes in rating agency requirements or ratings; changes in accounting standards; the risks of operating businesses in regulated industries that are becoming deregulated; the transfer of control over electric transmission facilities to a regional transmission organization; completing the divestiture of Dominion Capital, Inc. (DCI) and CNG International Corporation; collective bargaining agreements and labor negotiations; and political and economic conditions (including inflation rates). Some more specific risks are discussed below.

Dominion bases its forward-looking statements on management’s beliefs and assumptions using information available at the time the statements are made. Dominion cautions the reader not to place undue reliance on its forward- looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, materially differ from actual results. Dominion undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Dominion’s operations are weather sensitive. Dominion’s results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. In addition, severe weather, including hurricanes, winter storms and droughts, can be destructive, causing outages, production delays and property damage that requires Dominion to incur additional expenses.

Dominion is subject to complex government regulation that could adversely affect its operations.    Dominion’s operations are subject to extensive regulation and require numerous permits, approvals and certificates from federal, state and local governmental agencies. Dominion must also comply with environmental legislation and other regulations. Management believes the necessary approvals have been obtained for Dominion’s existing operations and that its business is conducted in accordance with applicable laws. However, new laws or regulations, or the revision or reinterpretation of existing laws or regulations, may require Dominion to incur additional expenses.

Costs of environmental compliance, liabilities and litigation could exceed Dominion’s estimates. Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment and monitoring obligations. In addition, Dominion may be a responsible party for environmental clean up at a site identified by a regulatory body. Management cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up costs and compliance, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Capped electric rates in Virginia may be insufficient to allow full recovery of stranded and other costs.    Under the Virginia Electric Utility Restructuring Act, Dominion’s electric base rates (excluding fuel costs and certain other allowable adjustments) remain unchanged until July 2007 unless modified or terminated consistent with that Act. The capped rates and wires charges that, where applicable, are being assessed to customers opting for alternative suppliers allow Dominion to recover certain generation-related costs; however, Dominion remains exposed to numerous risks of cost-recovery shortfalls.

These include exposure to potentially stranded costs, future environmental compliance requirements, changes in tax laws, inflation and increased capital costs. See Future Issues and Outlook-Regulated Electric Operations and Note 27 to the Consolidated Financial Statements.

The electric generation business is subject to competition.    Effective January 1, 2002, the generation portion of Dominion’s electric utility operations in Virginia is open to competition and is no longer subject to cost-based rate regulation. As a result, there is increased pressure to lower costs, including the cost of purchased electricity. Because Dominion’s electric utility generation business has not previously operated in a competitive environment, the extent and timing of entry by additional competitors into the electric market in Virginia is unknown. Therefore, it is difficult to predict the extent to which Dominion will be able to operate profitably within this new environment. In addition, the success of Dominion’s merchant power plants depends upon its ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover its operating costs. Depressed spot and forward wholesale power prices and excess capacity could result in lower than expected revenues in Dominion’s merchant power business.

There are inherent risks in the operation of nuclear facilities.    Dominion operates nuclear facilities that are subject to inherent risks. These include the threat of terrorist attack and ability to dispose of spent nuclear fuel, the disposal of which is subject to complex federal and state regulatory constraints. These risks also include the cost of and Dominion’s ability to maintain adequate reserves for decommissioning, costs of plant maintenance and exposure to potential liabilities arising out of the operation of these facilities. Dominion maintains decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage.

The use of derivative instruments could result in financial losses.    Dominion uses derivative instruments including futures, forwards, options and swaps, to manage its commodity and financial market risks. In addition, Dominion purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. In the future, Dominion could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

valuation of these financial instruments involves management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts. For additional information concerning derivatives and commodity-based trading contracts, see Market Rate Sensitive Instruments and Risk Management and Notes 2 and 15 to the Consolidated Financial Statements.

Dominion is exposed to market risks beyond its control in its energy clearinghouse operations.    Dominion’s energy clearinghouse and risk management operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have experienced severe business downturns during the past year resulting in some being forced to exit or curtail their participation in the energy trading markets. This has led to a reduction in the number of trading partners, lower industry trading revenues and lower than expected revenues in Dominion’s energy clearinghouse operations. Declining credit worthiness of some of Dominion’s trading counterparties may limit the level of its trading activities with these parties and increase the risk that these parties may not perform under a contract.

The success of Dominion’s telecommunications business strategy is dependent upon market conditions.    The current strategy of Dominion’s joint venture in the telecommunications business is based upon its ability to deliver lit capacity, dark fiber and colocation services to its customers. The market for these services, like the telecommunications industry in general, is rapidly changing, and Dominion cannot be certain that anticipated growth in demand for these services will occur. If the market for these services continues to fail to grow as quickly as anticipated or becomes saturated with competitors, including competitors using alternative technologies such as wireless, Dominion’s equity and debt investments in the telecommunications business, as well as the results from such investments, may continue to be adversely affected. Additionally, the current market values of assets in the telecommunications industry have been subject to depressed market conditions. If these conditions continue, Dominion may have to contribute cash to satisfy operating requirements and the underlying value of Dominion’s telecommunications investments could be affected adversely which, under certain circumstances, could require a write-down of the value of such investments.

Dominion’s exploration and production business is dependent on factors including commodity prices that cannot be predicted or controlled.    Dominion’s exploration and production business is subject to numerous risks beyond its control. These factors include fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities, Dominion’s ability to acquire additional land positions in competitive lease areas, and operational risks that are inherent in the exploration and production business and could result in disruption of production. In addition, in connection with the use of financial derivatives to hedge future sales of gas and oil production, Dominion’s liquidity may sometimes be affected by margin requirements. Under these requirements, Dominion must deposit funds with counterparties to cover the fair value of covered contracts in excess of agreed-upon credit limits. Some of these factors could have compounding effects that could also affect Dominion’s financial results. Also, because Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the Securities and Exchange Commission (SEC), short-term market declines in the prices of natural gas and oil could adversely affect its financial results. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. The principal limitation is that these capitalized amounts may not exceed the present value of estimated future net revenues based on hedge-adjusted period-end prices from the production of proved gas and oil reserves (the ceiling test). If net capitalized costs exceed the ceiling test, in a given country, at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

An inability to access financial markets could affect the execution of Dominion’s business plan.    Dominion relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flows from its operations. Management believes that Dominion and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Dominion’s control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to Dominion’s credit ratings. Restrictions on Dominion’s ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing rating agency requirements could negatively affect Dominion’s growth and business strategy.    As of March 1, 2003, Dominion’s senior unsecured debt is rated BBB+, stable outlook, by Standard & Poor’s Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor’s) and Baa1, negative outlook, by Moody’s Investor Service (Moody’s). Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings per share. A reduction in Dominion’s credit ratings by either Standard & Poor’s or Moody’s could increase its borrowing costs and adversely affect operating results.

Potential changes in accounting practices may adversely affect Dominion’s financial results.    Dominion cannot predict the impact of future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. New accounting standards could be issued by the Financial Accounting Standards Board (FASB) or the SEC that could change the way Dominion records revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect Dominion’s reported earnings or increase its liabilities.

Operating Segments

In general, management’s discussion of Dominion’s results of operations focuses on the contributions of its operating segments. However, the discussion of Dominion’s financial condition under Liquidity and Capital Resources is based on legal entities as Dominion transacts business in the financial markets on that basis. Dominion’s three primary operating segments are:

Dominion Energy manages Dominion’s generation portfolio, consisting primarily of generating units and power purchase agreements. It also manages Dominion’s energy trading and marketing, hedging and arbitrage activities; and gas pipeline and certain gas production and storage operations. Dominion Energy’s operating results largely reflect: the impact of weather on demand for electricity; customer growth as influenced by overall economic conditions and acquisitions; and changes in prices of commodities, primarily electricity and natural gas, that the segment actively markets and trades, uses for hedging purposes, and consumes in generation activities. Effective January 1, 2003, Dominion’s electric transmission operations became a part of Dominion Energy.

Dominion Delivery manages Dominion’s electric and gas distribution systems, as well as customer service and electric transmission functions. Dominion Delivery’s operating results reflect the impact of weather on demand for electricity and natural gas and customer growth as influenced by overall economic conditions. Dominion Delivery’s electric and gas businesses are subject to cost-of-service rate regulation; changes in prices of commodities consumed or delivered are generally recoverable in rates charged to customers. However, certain rates may be subject to price caps, limiting recovery of higher costs in certain circumstances. Dominion Delivery also includes Dominion’s interest in Dominion Fiber Ventures LLC (DFV), a telecommunications joint venture. See Note 30 for a discussion of Dominion’s consolidation of DFV beginning in February 2003. Effective January 1, 2003, Dominion’s electric transmission operations became a part of the Dominion Energy operating segment.

Dominion Exploration & Production manages Dominion’s onshore and offshore gas and oil exploration, development and production operations. They are located in several major producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico, and Western Canada. Dominion Exploration & Production’s operating results reflect successful discovery of and production from natural gas and oil reserves, as well as changes in prices of natural gas and oil. Dominion Exploration & Production’s commodity risk is managed by the Dominion Energy Clearinghouse (the Clearinghouse) by using derivative instruments, such as forwards, swaps, and options.

In addition, Dominion also presents its corporate functions, financial services and other operations as an operating segment.

For more information on Dominion’s segments, see Note 32 to the Consolidated Financial Statements.

Critical Accounting Policies

Dominion has identified the following accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.

Accounting for risk management and energy trading contracts at fair value—Dominion uses derivative instruments to manage its commodity and financial market risks. In addition, Dominion purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. Accounting requirements for derivatives and hedging activities are complex; interpretation of these requirements by standard-setting bodies is ongoing. All derivatives, other than specific exceptions, are reported on the Consolidated Balance Sheets at fair value, beginning in 2001. Energy trading contracts are also reported on the Consolidated Balance Sheets at fair value. Changes in fair value, except those related to derivative instruments designated as cash flow hedges, are generally included in the determination of Dominion’s net income at each financial reporting date until the contracts are ultimately settled. The measurement of fair value is based on actively quoted market prices, if available. In their absence, Dominion seeks indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

not available, measurement involves judgment and estimates. These estimates are based on valuation methodologies deemed appropriate by Dominion management. For individual contracts, the use of different assumptions could have a material effect on the contract’s estimated fair value. In addition, for hedges of forecasted transactions, Dominion must estimate the expected future cash flows of the forecasted transactions, as well as evaluate the probability of occurrence and timing of such transactions. Changes in conditions or the occurrence of unforeseen events could affect the timing of recognition of changes in fair value of certain hedging derivatives. See Selected Information—Energy Trading Activities and Market Rate Sensitive Instruments and Risk Management in MD&A and Notes 2, 4 and 15 to the Consolidated Financial Statements.

Accounting for gas and oil operations—Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized and subsequently depreciated using a unit-of-production method. The depreciable base of costs includes estimated future costs to be incurred in developing proved gas and oil reserves, as well as dismantlement and abandonment costs, net of projected salvage values. The calculations under this accounting method are dependent on engineering estimates of proved reserve quantities and estimates of the amount and timing of future expenditures to develop the proved reserves. Proved reserves, and the cash flows related to these reserves, are estimated based on a combination of historical data and estimates of future activity. Actual reserve quantities and development expenditures may differ from the forecasted amounts. In addition, Dominion has significant investments in unproved properties, which are initially excluded from the depreciable base. Until the properties are evaluated, a ratable portion of the capitalized costs is periodically reclassified to the depreciable base, determined on a property-by-property basis, over terms of underlying leases. Once a property has been evaluated, any remaining capitalized costs are then transferred to the depreciable base. Capitalized costs in the depreciable base are subject to a ceiling test prescribed by the SEC. The test limits capitalized amounts to a ceiling—the present value of estimated future net revenues to be derived from the production of proved gas and oil reserves. Dominion performs the test quarterly, on a country-by-country basis, and would recognize asset impairments to the extent that total capitalized costs exceed the ceiling. Any impairment of excess gas and oil property costs over the ceiling is charged to operations. Given the volatility of natural gas and oil prices, it is possible that Dominion’s estimate of discounted future net cash flows from proved natural gas and oil reserves could change in the near term. If natural gas or oil prices decline, even if for only a short period, or if Dominion revises its estimated proved reserves downward, recognition of natural gas and oil property impairments could occur in the future. See Notes 2 and 33 to the Consolidated Financial Statements.

Use of estimates in impairment testing—Dominion is required to test at least annually its goodwill for potential impairment. As part of that test, Dominion is required to determine the fair value of its reporting units. Dominion produces this estimate by using discounted cash flow analyses and other valuation techniques based on multiples of earnings for peer group companies, as well as analyses of recent business combinations involving peer group companies. These calculations are dependent on many subjective factors, including the selection of appropriate discount and growth rates, the selection of peer group companies and recent transactions and management’s estimate of future cash flows. The cash flow estimates used by Dominion are based on the best information available at the time the estimates are made. However, estimates of future cash flows are highly uncertain by nature and may vary significantly from actual results.

Dominion performed the transitional impairment test upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and its annual test later in the year. The fair value of each of Dominion’s reporting units exceeded the related carrying amounts, resulting in no impairment. The underlying assumptions and estimates involved in preparing these fair value calculations could change significantly from period to period. If Dominion’s estimates of the fair value of its reporting units are substantially reduced, impairment may be indicated and Dominion would be required to perform the second step of the goodwill impairment test. That step measures the amount of impairment, if any, and requires the further use of fair value estimates. A goodwill impairment charge would result in a charge to earnings, with a corresponding reduction of the carrying amount of goodwill on the balance sheet. Dominion had $4.3 billion and $4.2 billion of goodwill at December 31, 2002 and 2001, respectively. See Notes 2 and 18 to the Consolidated Financial Statements for further discussion of goodwill impairment tests.

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate that such assets may be impaired. In performing the impairment test, Dominion would estimate the future cash flows associated with individual assets or groups of assets. Impairment results when the undiscounted estimated future cash flows are less than the related asset’s carrying amount. If impaired, the asset must be written down to its fair value, which is generally calculated using the present value of its expected future net cash flows, using an appropriate discount rate. Although cash flow estimates used by Dominion are based on the best information available at the time the estimates are made, estimates of future cash flows are by nature highly uncertain and may vary significantly from actual results.

Accounting for retained interests from securitizations—Securitizations involve selling loans to qualifying unconsolidated trusts in exchange for cash and retained interests. Retained interests may include unsecured debt of the trust or retained interests in the transferred loans. Dominion holds retained interests from mortgage and commercial loans securitized in prior years and classifies them as available-for-sale investments, carried on the Consolidated Balance Sheets at fair value. Quarterly, Dominion evaluates the key assumptions relating to valuing the retained interests. Those key assumptions include loan prepayment speeds, credit losses, forward yield curves and discount rates. Using a published forward yield curve, cash flows, net of adjustments for expected credit losses and loan prepayments, are discounted to determine the estimated fair value of the retained interests. Loan prepayments speeds and credit loss assumptions are based on actual historical results and future estimates. The discount rate is risk adjusted and is periodically compared to industry averages and recent or similar transactions for reasonableness. Changes in interest rates will result in a change in the forward yield curve and can result in a change in the assumed amount of loan prepayments. Changes in general economic conditions may impact actual credit losses, thus impacting the credit loss assumption used in Dominion’s quarterly evaluation. Income from the residual interests is reported as other revenue. As discussed in Note 9 to the Consolidated Financial Statements, during 2002, 2001 and 2000, Dominion made changes to these key assumptions, resulting in impairment charges for those years. See also Notes 2 and 13 to the Consolidated Financial Statements for additional discussion of securitizations and retained interests and a sensitivity analysis of key assumptions.

Accounting for regulated operations—Methods of allocating costs to accounting periods for operations subject to federal or state cost-of-service rate regulation may differ from accounting methods generally applied by nonregulated companies. When the timing of cost recovery prescribed by regulatory authorities differs from the timing of expense recognition used for accounting purposes, Dominion’s Consolidated Financial Statements may recognize a regulatory asset for expenditures that otherwise would be expensed. Regulatory assets represent probable future revenue associated with certain costs that will be recovered from customers through rates. Regulatory liabilities represent probable future reductions in revenue associated with expected customer credits through rates. Management makes assumptions regarding the probability of regulatory asset recovery through future rates approved by applicable regulatory authorities. The expectations of future recovery are generally based upon historical experience, as well as discussions with applicable regulatory authorities. If recovery of regulatory assets is determined to be less than probable, they would be expensed in the period such assessment is made. See Notes 2 and 19 to the Consolidated Financial Statements.

Results of Operations

Dominion’s discussion of its results of operations includes a tabular summary of contributions by its operating segments to net income and diluted earnings per share, an overview of 2002 and 2001 results of operations for consolidated Dominion, as well as a more detailed discussion of operating segment results of operations.

	2002		2001		2000

(millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS

Dominion Energy	$770	$2.72	$723	$2.86	$489	$2.07
Dominion Delivery	455	1.61	366	1.45	339	1.43
Dominion E&P	380	1.34	320	1.27	255	1.08

Net income contribution—operating segments	1,605	5.67	1,409	5.58	1,083	4.58
Corporate and Other	(243)	(0.85)	(865)	(3.43)	(647)	(2.73)

Total—Consolidated Dominion	$1,362	$4.82	$544	$2.15	$436	$1.85

Consolidated operating revenue	$10,218		$10,558		$9,246
Consolidated operating expense	$7,333		$8,773		$7,731

Overview of Consolidated Operating Results—2002

Dominion earned $4.82 per diluted share on net income of $1.36 billion in 2002, an increase of $818 million and $2.67 per diluted share over 2001. The increase includes higher net income contributions by all operating segments, partially offset by approximately $0.57 of share dilution, reflecting a substantial increase in the number of average common shares outstanding during 2002. In addition, Dominion recognized fewer specific charges in 2002, as described in Corporate and Other segment results below.

Regulated electric sales and non-regulated retail energy sales increased as a result of favorable weather conditions and growth in customer base. Nonregulated electric sales by Dominion’s merchant generation fleet declined primarily due to lower electricity prices, partially offset by sales from recently acquired and constructed assets. Sales of gas and oil production increased as a result of higher production levels, reflecting Dominion’s ongoing drilling programs, the operations of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus), partially offset by natural production declines and by lower average realized prices for gas and oil, including the

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

effects of hedging. Overall, net revenue from Dominion’s energy trading operations decreased for 2002. Gas trading activities contributed less for 2002, reflecting the effects of net unfavorable price changes on unsettled contracts and lower trading margins, partially offset by higher overall trading volumes. Electric trading activities increased for 2002, reflecting favorable price changes on unsettled contracts and higher trading margins. Energy trading operations are discussed in more detail as part of the Dominion Energy segment results of operations.

In addition to the contributions by its operating segments, the discontinuance of goodwill amortization resulted in a $95 million increase in net income. During 2002, Dominion did not recognize any significant specific charges, as compared to 2001 when those charges totaled $797 million, as described in the Corporate and Other segment results. Interest and related charges decreased $52 million, reflecting lower overall interest rates on outstanding debt, partially offset by interest on new issues of debt and distributions on trust preferred securities issued in late 2001 and during 2002. Dominion’s effective income tax rate decreased, reflecting the net $33 million effect of including certain subsidiaries in Dominion’s consolidated state income tax returns. In addition, the effective tax rate decreased for foreign earnings, the discontinuance of goodwill amortization for book purposes and other factors.

Overview of Consolidated Operating Results—2001

Dominion earned $2.15 per diluted share on net income of $544 million in 2001, an increase of $108 million and $0.30 per diluted share over 2000. The increase includes higher net income contributions by all operating segments, partially offset by a higher number of specific charges in 2001 as compared to 2000, as discussed in Corporate and Other segment results below.

The increase in results for Dominion’s operating segments for 2001 reflect the operations of businesses acquired during the year. Dominion acquired Millstone Power Station (Millstone) on March 31, 2001. Its operations contributed significantly to the increase in nonregulated electric sales. Regulated gas sales, nonregulated gas sales and gas and oil production revenue increased as Consolidated Natural Gas Company’s (CNG) operations were included for all of 2001. In addition, 2001 gas and oil production results reflected the inclusion of Louis Dreyfus for two months as well as higher realized prices for gas. Dominion’s energy trading operations, recorded as nonregulated gas and electric sales, net of cost of sales, also contributed to the overall operating revenue increase.

The increase in net income contribution by the segments’ operations was partially offset by a higher-level of specific charges in 2001, as compared to 2000, as described in the discussion of the Corporate and Other segment results. Such charges for 2001 and 2000 totaled $797 million and $579 million, respectively. Interest expense and related charges decreased $27 million, reflecting lower overall interest rates on outstanding debt. Dominion’s effective income tax rate increased and its other taxes decreased in 2001 because its utility operations in Virginia became subject to state income taxes in lieu of gross receipts taxes effective January 2001. In addition, Dominion recognized higher effective rates for foreign earnings and higher pretax income in relation to non-conventional fuel tax credits realized.

Dominion Energy

(millions, except per share amounts)	2002	2001	2000

Operating revenue	$5,940	$6,144	$4,894
Operating expenses	4,520	4,749	3,939
Net income contribution	770	723	489
Earnings per share contribution	$2.72	$2.86	$2.07

Electricity supplied* (million mwhrs)	101	95	83
Gas transmission throughput (bcf)	597	553	567

*	Amounts presented are for electricity supplied by utility and merchant generation operations.

Operating Results—2002

Dominion Energy contributed $2.72 per diluted share on net income of $770 million for 2002, a net income increase of $47 million and an earnings per share decrease of $0.14 over 2001. Net income for 2002 reflected lower operating revenue ($204 million), operating expenses ($229 million) and other income ($27 million). Interest expense and income taxes, which are discussed on a consolidated basis, decreased $50 million over 2001. The earnings per share decrease reflected share dilution.

Regulated electric sales revenue increased $179 million. Favorable weather conditions, reflecting increased cooling and heating degree-days, as well as customer growth, are estimated to have contributed $133 million and $41 million, respectively. Fuel rate recoveries increased approximately $65 million for 2002. These recoveries are generally offset by increases in electric fuel expense and do not materially affect income. Partially offsetting these increases was a net decrease of $60 million due to other factors not separately measurable, such as the impact of economic conditions on customer usage, as well as variations in seasonal rate premiums and discounts.

Nonregulated electric sales revenue increased $9 million. Sales revenue from Dominion’s merchant generation fleet decreased $21 million, reflecting a $201 million decline due to lower prices partially offset by sales from assets acquired and constructed in 2002 and the inclusion of Millstone operations for all of 2002. Revenue from the wholesale marketing of utility generation decreased $74 million. Due to the higher demand of utility service territory customers during 2002, less production from utility plant generation was available for profitable sale in the wholesale market. Revenue from retail energy sales increased $71 million, reflecting primarily customer growth over the prior year. Net revenue from Dominion’s electric trading activities increased $33 million, reflecting the effect of favorable price changes on unsettled contracts and higher trading margins.

Nonregulated gas sales revenue decreased $351 million. The decrease included a $239 million decrease in sales by Dominion’s field services and retail energy marketing operations, reflecting to a large extent declining prices. Revenue associated with gas trading operations, net of related cost of sales, decreased $112 million. The decrease included $70 million of realized and unrealized losses on the economic hedges of natural gas production by the Dominion Exploration & Production segment. As described below under Selected Information—Energy Trading Activities, sales of natural gas by the Dominion Exploration & Production segment at market prices offset these financial losses, resulting in a range of prices contemplated by Dominion’s overall risk management strategy. The remaining $42 million decrease was due to unfavorable price changes on unsettled contracts and lower overall trading margins. Those losses were partially offset by contributions from higher trading volumes in gas and oil markets.

Gas transportation and storage revenue decreased $44 million, primarily reflecting lower rates.

Electric fuel and energy purchases expense increased $94 million which included an increase of $66 million associated with Dominion’s energy marketing operations that are not subject to cost-based rate regulation and an increase of $28 million associated with utility operations. Substantially all of the increase associated with non-regulated energy marketing operations related to higher volumes purchased during the year. For utility operations, energy costs increased $66 million for purchases subject to rate recovery, partially offset by a $38 million decrease in fuel expenses associated with lower wholesale marketing of utility plant generation.

Purchased gas expense decreased $245 million associated with Dominion’s field services and retail energy marketing operations. This decrease reflected approximately $162 million associated with declining prices and $83 million associated with lower purchased volumes.

Liquids, pipeline capacity and other purchases decreased $64 million, primarily reflecting comparably lower levels of rate recoveries of certain costs of transmission operations in the current year period. The difference between actual expenses and amounts recovered in the period are deferred pending future rate adjustments.

Other operations and maintenance expense decreased $14 million, primarily reflecting an $18 million decrease in outage costs due to fewer generation unit outages in the current year.

Depreciation expense decreased $11 million, reflecting decreases in depreciation associated with changes in the estimated useful lives of certain electric generation property, partially offset by increased depreciation associated with State Line and Millstone operations.

Other income decreased $27 million, including a $14 million decrease in net realized investment gains in the Millstone decommissioning trusts. In addition, the decrease included a $12 million decline in equity income from Elwood Energy, an equity method investment, reflecting higher interest expense due to the issuance of additional debt by that company in 2002.

Operating Results—2001

Dominion Energy contributed $2.86 per diluted share on net income of $723 million for 2001, an increase of $234 million and $0.79 per diluted share over 2000 results. The increase in net income reflected a full year of CNG operations in 2001, the acquisition of Millstone and reductions in certain operating expenses.

Operating revenue increased $1.3 billion to $6.1 billion in 2001, as compared to 2000 reflecting the acquisition of Millstone and a full year of CNG operations for 2001. Regulated electric sales for 2001 reflected customer growth and comparatively higher fuel rates; however, these increases were largely offset by comparatively mild weather. Millstone operations largely contributed to the increase in non-regulated electric sales. Non-regulated gas sales and gas transportation and storage revenue increased, reflecting a full year of CNG operations and increased transportation rates. The results of Dominion’s trading and marketing operations contributed to the overall increase in operating revenue.

Operating expenses increased $810 million to $4.7 billion for 2001, as compared to 2000. Higher commodity prices contributed to increased electric fuel and energy purchases and purchased gas. In addition, purchased gas increased, reflecting CNG operations for the entirety of 2001. Depreciation increased overall due to the inclusion of Millstone. This increase was partially offset by an extension of the estimated useful lives of Dominion’s nuclear plants in connection with the expected relicensing of those plants. This change in estimate resulted in a $78 million decrease in depreciation expense. Purchased capacity decreased as Dominion terminated certain contracts in early 2001. Other operations and maintenance increased due to the inclusion of Millstone operations and scheduled outages at both nuclear and fossil plants.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Selected Information—Energy Trading Activities

As previously described, Dominion Energy manages Dominion’s energy trading, hedging and arbitrage activities through the Clearinghouse. Dominion believes these operations complement its integrated energy businesses and facilitate its risk management activities. As part of these operations, the Clearinghouse enters into contracts for purchases and sales of energy-related commodities, including natural gas, electricity and oil. Settlement of a contract may require physical delivery of the underlying commodity or, in some cases, an exchange of cash. These contracts are classified as energy trading contracts for financial accounting purposes. The contracts are included in the Consolidated Balance Sheets as components of current and non-current derivative and energy trading assets and liabilities. Gains and losses from energy trading contracts, including both realized and unrealized amounts, are reported net in the Consolidated Statements of Income as revenue.

In accordance with generally accepted accounting principles, Dominion reports energy trading contracts in its financial statements at fair value. A discussion of how Dominion determines fair value for its energy trading contracts, can be found in Critical Accounting Policies presented earlier in MD&A.

The Clearinghouse enters into contracts with the objective of benefiting from changes in the prices of energy commodities. Clearinghouse management continually monitors its contract positions, considering location and timing of delivery or settlement for each energy commodity in relation to market price activity, seeking arbitrage opportunities. For example, after entering into a contract to purchase a commodity, the Clearinghouse typically enters into a sales contract, or a combination of sales contracts, with quantities and delivery or settlement terms that are identical or very similar to those of the purchase contract. When the purchase and sales contracts are settled either by physical delivery of the underlying commodity or by net cash settlement, the Clearinghouse may receive a net cash margin (a realized gain), or sometimes will pay a net cash margin (a realized loss).

Until the contracts are settled, however, Dominion must record the changes in the fair value of both contracts. These changes in fair value represent unrealized gains and losses. To the extent purchase and sales contracts with identical or similar terms are held by the Clearinghouse, the changes in their fair values will generally offset one another. Although the Clearinghouse may hold purchase or sales contracts for delivery of commodities at particular locations and times that have not been offset, such exposures are monitored and actively managed on a daily basis. Dominion’s risk management policies and procedures are designed to limit its exposure to commodity price changes.

Additional discussion can be found in Market Rate Sensitive Instruments and Risk Management and Notes 2, 15 and 29 to the Consolidated Financial Statements. Also, see Note 4 to the Consolidated Financial Statements for a discussion of Dominion’s implementation of new accounting requirements effective January 1, 2003 to reflect the decision of the Emerging Issues Task Force (EITF) in Issue No. 02-3, Issues Involved in Accounting for Contracts under Issue No. 98-10. As a result, some energy-related contracts are no longer subject to fair value accounting.

During 2002, the Clearinghouse also held derivative financial contracts to manage the price risk of certain anticipated sales of Dominion Exploration & Production’s 2002 and 2003 natural gas production (economic hedges). Dominion did not designate these derivatives as hedges for accounting purposes and, as a result, any change in the fair value of these derivatives is included in earnings. During 2002, Dominion Energy recognized a loss of $48 million related to the 2002 economic hedges, representing $43 million from contract settlements and $5 million for the reversal of unrealized gains that existed at December 31, 2001. In addition, Dominion Energy recognized $22 million of unrealized losses in 2002 related to the change in the fair value of the 2003 economic hedges. As anticipated, Dominion Exploration & Production sold sufficient volumes of natural gas in 2002 at market prices, which, when combined with the settlement of the 2002 economic hedges, resulted in a range of prices for those sales contemplated by the risk management strategy. Similarly, Dominion expects the combination of anticipated gas sales and the 2003 economic hedges to result in a range of prices for those sales as contemplated by this risk management strategy in 2003.

A summary of the changes in the unrealized gains and losses in Dominion’s energy trading contracts, including the economic hedges described above, during 2002 follows:

(millions)	Energy Trading Contracts

Net unrealized gain at December 31, 2001	$165
Contracts realized or otherwise settled during the period	(40)
Net unrealized gain at inception of contracts initiated during the period	39
Changes in valuation techniques	6
Other changes in fair value	—

Net unrealized gain at December 31, 2002	$170

The balance of net unrealized gains and losses in Dominion’s energy trading contracts, including the economic hedges discussed above, at December 31, 2002 is summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:

(millions)	Maturity Based on Contract Settlement or Delivery Date(s)

Source of Fair Value	Less Than 1 Year	1-2 Years	2-3 Years	3-5 Years	In Excess of 5 Years	Total

Actively quoted(1)	$8	$15	$13			$36
Other external sources(2)		19	13	$13	$8	53
Models and other valuation techniques(3)	19	15	14	10	23	81

Total	$27	$49	$40	$23	$31	$170

(1)	Exchange-traded and over-the-counter contracts.
(2)	Values based on prices from over-the-counter broker activity and industry services and, where applicable, conventional option pricing models.
(3)	Values based on Dominion’s estimate of future commodity prices when information from external sources is not available and use of internally-developed models, reflecting option pricing theory, discounted cash flow concepts, etc.

Dominion Delivery

(millions, except per share amounts)	2002	2001	2000

Operating revenue	$2,552	$2,963	$2,826
Operating expenses	1,653	2,202	2,123
Net income contribution	455	366	339
Earnings per share contribution	$1.61	$1.45	$1.43

Electricity delivered (million mwhrs)	75	72	74
Gas throughput (mmcf)	364	357	356

Operating Results—2002

Dominion Delivery contributed $1.61 per diluted share on net income of $455 million for 2002, an increase of $89 million and $0.16 per diluted share over 2001. Net income for 2002 reflected lower operating revenue ($411 million), operating expenses ($549 million) and other income ($37 million). Changes in interest and income taxes, which are discussed on a consolidated basis, were not significant.

Regulated electric sales revenue increased $58 million. Favorable weather conditions, reflecting increased cooling and heating degree-days, as well as customer growth, are estimated to have contributed $62 million and $19 million, respectively. Partially offsetting these increases was a net decrease of $23 million due to other factors not separately measurable, such as the impact of economic conditions on customer usage, as well as variations in seasonal rate premiums and discounts.

Regulated gas sales revenue decreased $533 million, reflecting $550 million for lower gas cost recoveries attributable to lower prices and customer migration, partially offset by the impact of slightly colder weather and other factors. The decrease was substantially offset by a $489 million decrease in purchased gas expense, reflecting the matching of purchased gas costs and gas cost recoveries in rates, and increased gas transportation service revenue.

Gas transportation and storage revenue increased $36 million, primarily reflecting the shift of customer status from regulated gas sales to gas transportation service in connection with the switch by distribution customers to other natural gas suppliers. The migration of customers does not generally affect net income, as the recognition of the cost of gas delivered for regulated gas sales customers is matched against rate recoveries.

Other operations and maintenance expense decreased $50 million, primarily reflecting lower general and administrative expenses.

Depreciation decreased $11 million as a result of changes in the estimated useful lives of electric distribution assets.

Other income decreased $37 million, reflecting to a large extent a $27 million increase in equity losses on Dominion’s telecommunications joint venture. The increased losses reflected lower revenue and increased operating expenses resulting from the expansion into several new markets in 2002. See Notes 30 and 32 to the Consolidated Financial Statements.

Operating Results—2001

Dominion Delivery contributed $1.45 per diluted share on net income of $366 million for 2001, an increase of $27 million and $0.02 per diluted share over 2000 results. The increase in net income reflects slightly higher gas throughput and slightly lower volumes of electricity delivered, as well as overall higher gas and electric rates.

Operating revenue increased $137 million to $3.0 billion for 2001, reflecting a full year of CNG operations for 2001. This is reflected in higher regulated gas sales and gas transportation and storage revenue as a result of higher overall throughput and rates. Regulated electric sales for 2001 reflect customer growth and comparatively higher fuel rates, partially offset by the effect of comparatively milder weather.

Operating expenses increased $79 million to $2.2 billion for 2001. Higher prices for commodities delivered or consumed contributed to increased purchased gas expense. In addition, purchased gas increased, as 2000 amounts only included 11 months of CNG operations.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Dominion Exploration & Production

(millions, except per share amounts)	2002	2001	2000

Operating revenue	$1,719	$1,460	$1,330
Operating expenses	1,111	934	920
Net income contribution	380	320	255
Earnings per share contribution	$1.34	$1.27	$1.08

Gas production (bcf)	385	283	258
Oil production (million bbls)	10	7	8

Average realized prices with hedging results:(1)
Gas (per mcf)	$3.40	$3.80	$3.07
Oil (per bbl)	23.28	23.42	22.26
Average prices without hedging results:
Gas (per mcf)	3.03	3.87	3.70
Oil (per bbl)	$24.44	$23.53	$23.98

(1)	Average realized prices with hedging results do not include the financial losses incurred on the economic hedges which are reported in and discussed as part of the operating results of the Dominion Energy segment.

Operating Results—2002

Dominion Exploration & Production contributed $1.34 per diluted share on net income of $380 million, an increase of $60 million and $0.07 per diluted share over 2001.

Operating revenue increased $259 million to $1.7 billion for 2002, reflecting higher overall production as a result of the full year operations of Louis Dreyfus and Dominion’s ongoing drilling programs, partially offset by natural production declines. Average realized gas and oil prices, including the effects of hedging, decreased for the comparative years.

Operating expenses increased $177 million to $1.1 billion for 2002, and reflect primarily the impact of including Louis Dreyfus operations in 2002. The increase includes an increase in depreciation, depletion and amortization expense of $138 million in connection with the higher levels of production noted above, partially offset by lower depletion rates due primarily to the inclusion of properties from the Louis Dreyfus acquisition.

Operating Results—2001

Dominion Exploration & Production contributed $1.27 per diluted share on net income of $320 million, an increase of $65 million and $0.19 per diluted share, as compared to 2000 results. Operating revenue increased $130 million to $1.5 billion for 2001, reflecting a full year of CNG operations for 2001, two months of Louis Dreyfus operations and higher average realized gas and oil prices. The production increases reflect the addition of Louis Dreyfus operations in the fourth quarter of 2001, offset somewhat by natural declines at certain Dominion gas and oil production properties.

Operating expenses increased $14 million to $934 million for 2001, as compared to 2000, and include the acquisition of Louis Dreyfus in the fourth quarter of 2001, as well as higher operations and maintenance expenses associated with service industry and contractor costs. Purchases of gas and oil for brokered sales decreased in 2001.

Corporate and Other

(millions, except per share amounts)	2002	2001	2000

Net loss	$(243)	$(865)	$(647)
Earnings per share impact	$(0.85)	$(3.43)	$(2.73)

Operating Results—2002

The net loss associated with corporate and other operations for 2002 was $243 million and $(0.85) per diluted share, a decrease of $622 million and $2.58 per diluted share over 2001. The decrease in net loss reflected higher operating expenses for 2001 as a result of specific charges described in Operating Results—2001 below. In addition, the decreased net loss for 2002 included an $88 million decrease in operating expenses, due to the discontinuance of goodwill amortization.

Operating Results—2001

The net loss associated with corporate and other operations for 2001 was $865 million and $(3.43) per diluted share, an increase of $218 million and $0.70 per diluted share over 2000. These results reflect comparatively higher operating expenses for 2001 that included the following specific items, which are discussed in Notes 6, 8, 9, 15 and 27 to the Consolidated Financial Statements:

■ a $105 million charge for restructuring activities, including employee severance and termination benefits and costs associated with the termination of leases;

■ a $281 million charge, reported in other operations and maintenance expense, for the impairment of various DCI investments;

■ a $151 million charge for credit exposure associated with the bankruptcy of Enron;

■ a $220 million charge, reported in operations and maintenance expense, related to the termination of certain long-term power purchase contracts; and

■ a $40 million loss on the sale of Saxon Capital, reported in other operations and maintenance expense.

Charges in 2000 included restructuring and acquisition-related charges of $460 million and DCI impairments of $119 million. These charges were partially offset by the cumulative effect of an accounting change of $21 million. These items are discussed in Notes 3, 8 and 9 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Dominion and its subsidiaries depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operating activities are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities and additional long-term debt financing.

Internal Sources of Liquidity

As presented on Dominion’s Consolidated Statements of Cash Flows, net cash flows from operating activities were $2.4 billion, $2.4 billion and $1.3 billion for the years ended December 31, 2002, 2001 and 2000, respectively. Dominion’s management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain current shareholder dividend levels. As noted above, Dominion uses a combination of debt and equity securities to fund capital requirements not covered by the timing or amounts of operating cash flows. As discussed under Credit Ratings and Cash Requirements for Planned Capital Expenditures below, Dominion is taking steps to improve its financial position in response to current credit rating requirements. As a result of these measures, Dominion may choose to postpone or cancel certain planned capital expenditures, to the extent they are not fully covered by operating cash flows. Dominion would do this in order to mitigate the need for future debt financings, beyond those needed to cover normal maturities and redemptions.

Dominion’s operations are subject to risks and uncertainties that may negatively impact cash flows from operations. Such risks and uncertainties include, but are not limited to, the following:

■ unusual weather and its effect on energy sales to customers and energy commodity prices;

■ extreme weather events that could disrupt offshore gas and oil production or cause catastrophic damage to Dominion’s electric distribution and transmission systems;

■ exposure to unanticipated changes in prices for energy commodities purchased or sold, including the effect on derivative instruments that may require the use of funds to post margin deposits with counterparties;

■ effectiveness of Dominion’s risk management activities and underlying assessment of market conditions and related factors, including energy commodity prices, basis, liquidity, volatility, counterparty credit risk, availability of generation and transmission capacity, currency exchange rates and interest rates;

■ the cost of replacement electric energy in the event of longer-than-expected or unscheduled generation outages;

■ contractual or regulatory restrictions on transfers of funds among Dominion and its subsidiaries; and

■ timeliness of recovery for costs subject to cost-of-service utility rate regulation.

External Sources of Liquidity

Dominion Resources, Inc., Virginia Electric and Power Company (Virginia Power) and CNG (collectively the Dominion Companies) rely on bank and capital markets as a significant source of funding for capital requirements not satisfied by cash provided by the companies’ operations. As discussed further in the Credit Ratings section below, the Dominion Companies’ ability to borrow funds or issue securities and the return demanded by investors are affected by the issuing company’s credit ratings. In addition, the raising of external capital is subject to certain regulatory approvals, including the SEC and, in the case of Virginia Power, the Virginia State Corporation Commission (Virginia Commission).

During 2002, the Dominion Companies issued long-term debt (net of exchanged debt), trust preferred securities, preferred stock and common stock totaling approximately $4.85 billion. The proceeds were used primarily to repay other debt and to finance capital expenditures.

Credit Facilities and Short-Term Debt

The Dominion Companies use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. The commercial paper programs are supported by the credit facilities discussed below.

At December 31, 2002, the Dominion Companies had the following short-term debt outstanding and capacity available under credit facilities:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining

364-day revolving joint credit facility	$1,250
Three-year revolving joint credit facility	750

Total joint credit facilities(1)	2,000	$1,193	$106	$701
CNG credit facility(2)	500		500
Cove Point bridge facility(3)	250			250

Totals	$2,750	$1,193	$606	$951

(1)	The joint credit facilities support borrowings by the Dominion Companies. The 364-day revolving credit facility terminates in May 2003 and the three-year revolving credit facility terminates in May 2005. Dominion expects to renew the 364-day revolving credit facility prior to its maturity.
(2)	This credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The credit facility terminates in August 2003.
(3)	Dominion financed its acquisition of Cove Point with commercial paper supported by this facility. The facility terminated on March 5, 2003 and was not renewed.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Long-Term Debt

During 2002, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:

Type	Principal	Rate		Maturity		Issuing Company

(millions)
Medium-term notes	$250	3.875%		2004		Dominion Resources

Equity-linked debt securities	330	5.75%		2008		Dominion Resources

Senior notes	1,620	5.125 6.75	%– %	2009 2032	–	Dominion Resources

Senior notes	650	5.375%		2007		Virginia Power

Medium-term notes(1)	83	5.72%		2005		Dominion Canada Finance Company

Bankers acceptances(1)	13	3.58%		2003		Dominion Exploration Canada Ltd.

Total long-term debt issued	2,946

Less direct exchanges(2)	(637)

Total long-term debt issued, excluding direct exchanges	$2,309

(1)	Securities are denominated in Canadian dollars but presented here in US dollars, based on exchange rates as of date of issuance.
(2)	During 2002, Virginia Power redeemed $117 million of 6.75 percent mortgage bonds due 2007 in a direct exchange for 5.375 percent senior notes due 2007. Also during 2002, Dominion redeemed $200 million of 7.40 percent remarketable senior notes and $250 million variable rate remarketable senior notes, both due 2012, in a direct exchange for $520 million 5.70 percent senior notes due 2012. That principal amount was determined by an exchange ratio based on the fair value of the remarketable senior notes. The direct exchanges are discussed in Note 21 to the Consolidated Financial Statements.

In December 2002, Dominion issued $300 million of 5.125 percent senior notes due 2009 and $300 million of 6.75 percent senior notes due 2032. Dominion placed $500 million of proceeds in escrow to be used solely to repay a portion of certain Dominion senior notes maturing in January 2003. The remaining principal amount of the maturing senior notes was repaid through the issuance of additional commercial paper in January 2003.

In February 2003, Dominion Resources issued $300 million of 2.80 percent senior notes due 2005 and $400 million of 4.125 percent senior notes due 2008. Also in February 2003, Dominion Resources issued $500 million of variable rate senior notes due 2013, in a private placement of the securities. In February 2003, Virginia Power issued $400 million of 4.75 percent senior notes due 2013. In March 2003, Dominion issued $300 million of 5.0 percent senior notes due 2013 and $300 million of 6.30 percent senior notes due 2033. The proceeds from these debt issuances were used primarily for Dominion’s tender offering for Dominion Fiber Ventures, LLC senior notes, debt maturities, commercial paper and other general corporate purposes. The acquisition of Dominion Fiber Ventures, LLC senior notes is discussed in MD&A under Off-Balance Sheet Arrangements and Note 30 to the Consolidated Financial Statements.

During 2002, Dominion and its subsidiaries repaid $1.6 billion of long-term debt securities.

Trust Preferred Securities

During 2002, Virginia Power, through a capital trust subsidiary, issued $400 million of 7.375 percent trust preferred securities. The trust preferred securities must be redeemed when the trust’s sole assets, the junior subordinated notes due 2042 issued by Virginia Power, are repaid. Virginia Power used the net proceeds from the sale of trust preferred securities primarily to redeem its variable rate preferred stock as discussed under Preferred Stock below for $250 million and $135 million of 8.05 percent trust preferred securities of Virginia Power Capital Trust I. Trust preferred securities are discussed in Note 22 to the Consolidated Financial Statements.

Preferred Stock

During 2002, Virginia Power issued 1,250 units consisting of 1,000 shares per unit of cumulative preferred stock for $125 million. Proceeds were used for general corporate purposes. The preferred stock has a dividend rate of 5.50 percent until the end of the initial dividend period on December 20, 2007. The dividend rate for subsequent periods will be determined according to periodic auctions. The preferred stock has a liquidation preference of $100 per share plus accumulated and unpaid dividends. During 2002, Virginia Power used the proceeds from the sale of trust preferred securities to redeem its variable rate preferred stock October 1988 Series, June 1989 Series, September 1992A Series, and September 1992B Series for $250 million. Preferred stock is discussed in Note 23 to the Consolidated Financial Statements.

Common Stock

During 2002, Dominion issued 44 million shares of common stock and received proceeds of $2.0 billion. Approximately 38 million shares and proceeds of $1.7 billion resulted from two public offerings. Net proceeds were used for general corporate purposes, principally repayment of debt. The remainder of the shares issued and proceeds received during 2002 occurred through Dominion Direct® (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options. During 2002, Dominion also reacquired approximately one million shares of its common stock for $66 million primarily with proceeds received from the exercise of employee stock options.

Amounts Available under Shelf Registrations

At March 6, 2003, Dominion Resources, Inc., Virginia Power, and CNG had approximately $1.1 billion, $1.3 billion, and $1.5 billion, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. Management believes that the current credit ratings of the Dominion Companies provide sufficient access to the capital markets. However, disruptions in the bank and capital markets not specifically related to Dominion may affect the Dominion Companies’ ability to access these funding sources or cause an increase in the return required by investors.

Both quantitative (financial strength) and qualitative (business or operating characteristics) factors are considered by the credit rating agencies in establishing an individual company’s credit rating. Credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently. The credit ratings for the Dominion Companies are most affected by each company’s financial profile, mix of regulated and non-regulated businesses and respective cash flows, changes in methodologies used by the rating agencies and “event risk,” if applicable, such as major acquisitions.

Credit ratings for the Dominion Companies as of March 1, 2003 follow:

	Standard & Poor’s	Moody’s

Dominion Resources, Inc.
Senior unsecured debt securities	BBB+	Baa1
Preferred securities of subsidiary trusts	BBB-	Baa2
Commercial paper	A-2	P-2

Virginia Power
Mortgage bonds	A-	A2
Senior unsecured (including tax-exempt) debt securities	BBB+	A3
Preferred securities of subsidiary trust	BBB	Baa1
Preferred stock	BBB	Baa2
Commercial paper	A-2	P-1

CNG
Senior unsecured debt securities	BBB+	A3
Preferred securities of subsidiary trust	BBB-	Baa1
Commercial paper	A-2	P-2

These credit ratings reflect Standard & Poor’s downgrade of its credit ratings for Virginia Power’s debt, preferred securities of subsidiary trusts, preferred stock and commercial paper in October 2002. Based on its conclusions about regulatory insulation in Virginia being no better than other states, Standard & Poor’s concluded that Virginia Power’s ratings should be no more than one-notch above the ratings of its parent, Dominion Resources, Inc. Standard & Poor’s noted that Virginia Power’s downgrade is not reflective of any diminished credit protection measures, as Virginia Power’s credit protection measures on a stand-alone basis remain strong. As of March 1, 2003, Moody’s maintains a negative outlook for its ratings of Dominion Resources, Inc. and CNG.

Generally, a downgrade in an individual company’s credit rating would not restrict its ability to raise short-term and long-term financing so long as its credit rating remains “investment grade,” but it would increase the cost of borrowing. Dominion has been working closely with both Standard & Poor’s and Moody’s with the objective of maintaining its current credit ratings. Recent steps to improve the agencies’ view of Dominion’s financial position include the reduction of planned capital spending and related borrowings, as discussed below, and the issuance of $2.0 billion of common stock during 2002. As discussed in Risk Factors and Cautionary Statements That May Affect Future Results, in order to maintain its current ratings, Dominion may find it necessary to take further steps or change its business plans, and such changes may adversely affect its growth and earnings per share.

Debt Covenants

As part of borrowing funds and issuing debt (both short-term and long-term) or preferred securities, the Dominion Companies must enter enabling agreements. These agreements contain covenants that, in the event of default, could result in the acceleration of principal and interest payments; restrictions on distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments; and in some cases, the termination of credit commitments unless a waiver of such requirements is agreed to by the lenders/security holders. These provisions are customary, with each agreement specifying which covenants apply. These provisions are not necessarily unique to the Dominion Companies. Some of the typical covenants include:

■ the timely payment of principal and interest;

■ information requirements, including submittal of financial reports filed with the SEC to lenders;

■ keeping books and records in accordance with generally accepted accounting principles;

■ payment of taxes, maintaining insurance;

■ performance obligations, audits/inspections, continuation of the basic nature of business, restrictions on certain matters related to merger or consolidation, restrictions on disposition of substantial assets;

■ financial covenants, such as a limit on total funded debt to total capitalization;

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

■ compliance with collateral minimums or requirements related to mortgage bonds; and

■ limitations on liens.

Dominion monitors the covenants on a regular basis in order to provide assurance that events of default will not occur. As of December 31, 2002, there were no events of default under the Dominion Companies’ covenants.

Investing Activities

During 2002, investing activities resulted in a net cash outflow of $4.0 billion, reflecting the following:

■ $1.3 billion that included construction and expansion of generation facilities, including environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;

■ $1.5 billion for the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

■ the acquisitions of State Line for $185 million and Cove Point for $225 million; and

■ contributions to escrow of $500 million that were subsequently used to repay a portion of certain Dominion senior notes maturing in January 2003.

Cash Requirements for Planned Capital Expenditures

Cash requirements for Dominion’s planned capital expenditures during 2003, 2004 and 2005 are expected to total approximately $2.5 billion, $2.3 billion and $2.2 billion, respectively. These expenditures include construction and expansion of generation facilities, environmental upgrades, construction improvements and expansion of gas and electric transmission and distribution assets, purchases of nuclear fuel and expenditures to develop natural gas and oil properties. Dominion expects to fund its capital expenditures with cash from operations, and a combination of sales of securities and short-term borrowings.

Off-Balance Sheet Arrangements

Leasing Arrangements

As of December 31, 2002, Dominion, through certain subsidiaries, has entered into agreements with special purpose entities (lessors) in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. As Dominion is considered the owner of the leased property for tax purposes, it is entitled to tax deductions for depreciation not recognized for financial accounting purposes. In addition, because the leases are structured to be operating leases for financial accounting purposes, the assets and related borrowings used to finance the construction of the assets are not included on Dominion’s Consolidated Balance Sheets. Although this improves measures of leverage calculated using amounts reported in Dominion’s Consolidated Financial Statements, credit rating agencies view such amounts as debt obligations in evaluating Dominion’s credit profile. These leasing structures provide a desirable level of operational flexibility. Dominion has been appointed to act as the construction agent for the lessor and controls the design and construction of the facility. Also, Dominion has the option to purchase the facility at the expiration or termination of the lease and thus may benefit from any appreciation in the value of the facility. While Dominion is exposed to sharing in any loss that could occur if the project were terminated prior to completion or sold after being completed, such exposure is limited to a stated percentage of the realized loss, as discussed below. In addition, under the terms of each lease, the lessee generally retains operational control of the facility.

At December 31, 2002, the lessors had an aggregate financing commitment from equity and debt investors of $2.2 billion. Of that amount, $1.6 billion had been used for total project costs. Total project costs at December 31, 2002 included approximately $288 million of costs advanced by Dominion to the lessor, that will be reimbursed by the lessor during the second quarter of 2003. Dominion, in its role as construction agent for the lessors, is responsible for completing construction by a specified date. In the event a project is terminated before completion, Dominion has the option either to purchase the project for 100 percent of project costs or terminate the project and make a payment to the lessor of approximately, but no more, than 89.9 percent of project costs. Upon completion of each individual project, Dominion has use of the project assets subject to an operating lease. Dominion’s lease payments to the lessors are sufficient to provide a return to the investors. At the end of each individual project’s lease term, Dominion may renew the lease at negotiated amounts based on project costs and current market conditions, subject to investors’ approval; purchase the project at its original construction cost; or sell the project, on behalf of the lessors, to an independent third party. If the project is sold and the proceeds from the sale are insufficient to repay the investors, Dominion may be required to make a payment to the lessors up to an amount ranging from 81 percent to 85 percent of the project cost, depending on the individual project and applicable agreement. Dominion has guaranteed a portion of the obligations of its subsidiaries to the lessors during the construction and post-construction periods. Neither the guarantees nor the underlying transaction documents contain any type of credit rating or stock price trigger events.

In February 2003, pursuant to the terms of its lease agreement, Dominion purchased the electric generation facility under construction in Dresden, Ohio for $266 million. This amount was included in total project costs of $1.6 billion as of December 31, 2002. Dominion expects to complete construction in 2005 at an estimated cost of $350 million.

Annual minimum lease payments under these leases for assets currently in use total approximately $38 million. Projects being developed under leasing arrangements are scheduled for completion in 2003 and 2004. Annual lease payments for these projects are estimated to be $7 million for 2003 and $79 million by 2005. The leases are discussed in Notes 4 and 27 to the Consolidated Financial Statements.

Securitizations of Mortgages and Loans

As of December 31, 2002, Dominion held $448 million of retained interests from securitizations of mortgage and commercial loans completed in prior years. Dominion did not securitize or originate loans in 2002. Investors in the securitization trusts have no recourse to Dominion’s other assets for failure of debtors to repay principal and interest on the underlying loans when due. Therefore, Dominion’s exposure to any future losses from this activity is limited to its investment in retained interests. Securitizations are discussed in Accounting for retained interests from securitizations under Critical Accounting Policies and Notes 2, 9 and 13 to the Consolidated Financial Statements.

Dominion Fiber Ventures, LLC

As discussed in Note 30 to the Consolidated Financial Statements, Dominion has accounted for its 50 percent voting interest in Dominion Fiber Ventures, LLC (DFV), a telecommunications joint venture, under the equity method. In connection with its formation, DFV issued $665 million of senior notes due March 2005. As DFV was not consolidated by Dominion, these notes were not reported on Dominion’s Consolidated Balance Sheet at December 31, 2002. The DFV senior notes were secured in part by Dominion convertible preferred stock held in trust. Dominion was the beneficial owner of the trust and included it in the preparation of its Consolidated Financial Statements. Prior to Dominion’s repurchase of substantially all of the outstanding DFV senior notes in February 2003, as described below, the preferred stock would have been subject to being remarketed in an amount sufficient to retire the notes at maturity or earlier if the credit ratings for Dominion Resources, Inc. senior unsecured debt were BBB– or Baa3 during a period when the closing price of Dominion’s common stock was below $45.97 for ten consecutive trading days. If the remarketing of the preferred stock occurred, the convertible preferred stock would have been considered in the calculation of diluted earnings per share of Dominion’s common stock or could have resulted in the issuance of additional shares of Dominion common stock, if converted. Related-party transactions between Dominion and DFV included borrowings, payment of interest and the provision of support services by Dominion to DFV. These transactions are discussed in Note 30 to the Consolidated Financial Statements.

On January 23, 2003, Dominion and DFV made a tender and consent offering for the DFV senior notes. Under the terms of the offering, DFV sought the consent of the note holders to remove the stock price and credit downgrade trigger described above as well as certain other related modifications to the indenture. Dominion offered to purchase for cash all of the outstanding notes. The consent and tender offer was successful, resulting in the removal of the stock price and credit downgrade trigger and the purchase of $633 million of the outstanding notes by Dominion on February 21, 2003. Dominion paid a total of $664 million for the notes acquired, using proceeds from the sale of $700 million of senior notes in February 2003. As a result of this transaction, Dominion will consolidate the results of DFV in its financial statements beginning in February 2003. The DFV senior notes held by Dominion will be eliminated in consolidation. Furthermore, since Dominion holds substantially all of the DFV Senior Notes, it is unlikely that the remarketing of the Dominion convertible preferred stock held in trust, discussed above, would ever occur. After the transaction, $21 million of the DFV senior notes remain outstanding in the hands of the third parties. Dominion will recognize a pre-tax charge of approximately $60 million on the effective extinguishment of the acquired notes in the first quarter of 2003. The charge will consist primarily of the premium paid to acquire the notes, the consent fee paid to the note holders and the write-off of unamortized debt costs related to the original issuance of the DFV senior notes. The charge will be reported in the Corporate and Other segment. See Outlook for 2003.

Contractual Obligations

Presented below is a summary of Dominion’s contractual obligations as of December 31, 2002. These items are discussed in Notes 21, 22 and 27 to the Consolidated Financial Statements.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

(millions)
Long-term debt	$14,205	$2,125	$2,259	$2,766	$7,055
Trust preferred securities	1,400				1,400
Lease obligations(1)	478	94	176	129	79
Power purchase contracts	8,606	687	1,315	1,232	5,372
Fuel and other commitments	1,844	645	686	365	148

Total	$26,533	$3,551	$4,436	$4,492	$14,054

(1)	Amounts relate to in-service assets as of December 31, 2002. Estimated lease payments for leased assets under construction, as described in Note 27 to the Consolidated Financial Statements, are estimated to be $7 million in 2003 increasing to $79 million by 2005, as projects are completed.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Dominion expects to fund these obligations and commitments with cash flow from operations and a combination of sales of securities and short-term borrowings. These amounts do not include planned capital expenditures or working capital commitments, such as the repayment of short-term debt and settlement of derivative and energy trading contracts, or amounts for interest or distributions payable on securities issued by Dominion.

As described in Note 27 to the Consolidated Financial Statements, Dominion Resources, Inc. and certain subsidiaries have entered agreements that provide financial or performance assurance to third parties on behalf of unconsolidated entities and officers. At December 31, 2002, these guarantees totaled $102 million. See Note 27 to the Consolidated Financial Statements.

Future Issues and Outlook

Regulated Electric Operations

Electric Deregulation Legislation

Virginia—Enacted In 1999, the Virginia Electric Utility Restructuring Act (the Virginia Restructuring Act) establishes a plan to restructure Virginia’s electric utility industry. The Act provides for the phase-in of choice for retail customers from January 1, 2002 through January 1, 2004. As ordered by the Virginia Commission, Dominion made retail choice available to all of its Virginia regulated electric customers as of January 1, 2003.

Under the Virginia Restructuring Act, the generation portion of Dominion’s Virginia jurisdictional operations was no longer subject to cost-based rate regulation as of January 1, 2002. Dominion’s base rates (excluding fuel costs and certain other allowable adjustments) will remain capped until July 2007, unless modified or terminated sooner under the Act. Recovery of generation-related costs will continue through capped rates, and, where applicable, a wires charge assessed on those customers opting for alternative suppliers. Dominion may petition the Virginia Commission to terminate the capped rates after January 1, 2004. If Dominion were to request that the capped rates be terminated, the Virginia Commission may terminate the capped rates if it finds that a competitive generation services market exists within Dominion’s service area.

Additionally, the Virginia Restructuring Act provides that after the end of the capped rate period, any default service provided by Dominion will be based upon competitive market prices for electric generation services. The Virginia Commission has opened a proceeding to determine the components of default service in Virginia.

North Carolina—The North Carolina General Assembly has been exploring the future of electric service in North Carolina, the development of a competitive wholesale market and retail competition. However, to date, there has been no significant activity.

Virginia Commission Report on the Status of Competition in Virginia

In August 2002, the Virginia Commission submitted to the Governor and the Legislative Transition Task Force (Task

Force) its status report on the development of a competitive retail market for electric generation within Virginia.

In an addendum to the report, the Virginia Commission recommended that state policymakers should decide promptly whether to proceed with or delay implementation of the Virginia Restructuring Act, in light of recent developments impacting electric industry restructuring in Virginia, including the Federal Energy Regulatory Commission’s (FERC) issuance of a notice of proposed rule making on Standard Market Design. No assessment can be made at this time concerning future developments.

Legislation that would delay entry into a regional transmission organization (RTO) until on or after July 1, 2004 was approved by the Virginia General Assembly in February 2003 and is now awaiting action by the Governor. The proposed legislation also would require Dominion to file an application with the Virginia Commission by July 1, 2003 to join a RTO. Subject to Virginia Commission approval, Dominion would be required to transfer management and control of its transmission assets to a RTO by January 1, 2005.

Separation of Generation and Delivery Operations in Virginia

Under the Virginia Restructuring Act, Virginia Power separated its generation, distribution, and transmission functions through creation of divisions within Virginia Power. Virginia codes of conduct ensure that Virginia Power’s generation and other divisions operate independently and prevent cross-subsidies between the generation and other divisions.

Economic Risks and Benefits During the Transition to a Competitive Electric Marketplace in Virginia

As previously discussed, Dominion will recover generation-related costs through capped rates and wires charges, where applicable, assessed to those customers opting for alternative suppliers during the transition period, which extends until July 2007, unless modified or terminated earlier under the Virginia Restructuring Act. Under the Act, Dominion may request a termination of the capped rates at any time after January 1, 2004, and the Virginia Commission may grant Dominion’s request to terminate the capped rates, if it finds that a competitive generation services market exists in Dominion’s service area. While Dominion is exposed to certain risks as a result of the deregulation of its utility operations, it also has the opportunity to realize potential benefits during this transition period, if management is successful in preparing for the change in the environment in which its generation-related business operates.

Stranded Costs—Stranded costs are those costs incurred or commitments made by utilities under cost-based regulation that may not be reasonably expected to be recovered in a competitive market. At December 31, 2002, Dominion’s exposure to potentially stranded costs consisted of long-term purchased power contracts that could ultimately be determined to be above market; generating plants that could possibly become uneconomical in a deregulated environment; and unfunded obligations for nuclear plant decommissioning and postretirement benefits not yet recognized in the financial statements. Dominion believes capped electric retail rates and, where applicable, wires charges will provide an opportunity to recover a portion of its potentially stranded costs, depending on market prices of electricity and other factors. Recovery of Dominion’s potentially stranded costs remains subject to numerous risks even in the capped-rate environment. These include, among others, exposure to long-term power purchase commitment losses, future environmental compliance requirements, changes in tax laws, nuclear decommissioning costs, inflation, increased capital costs, and recovery of certain other items. These items are discussed in Notes 16, 26 and 27 to the Consolidated Financial Statements.

The enactment of deregulation legislation in 1999 not only caused the discontinuance of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, for Dominion’s utility generation-related operations but also caused Dominion to review its utility generation assets for impairment and long-term power purchase contracts for potential loss at that time. Significant assumptions considered in that review included possible future market prices for fuel and electricity, load growth, generating unit availability and future capacity additions in Dominion’s market, capital expenditures, including those related to environmental improvements, and decommissioning activities. Based on those analyses, no recognition of plant impairments or contract losses was appropriate at that time. In response to future events resulting from the development of a competitive market structure in Virginia and the expiration or termination of capped rates and wires charges, Dominion may have to reevaluate its utility generation assets for impairment and long-term power purchase contracts for potential losses. Assumptions about future market prices for electricity represent a critical factor that affects the results of such evaluations. Since 1999, market prices for electricity have fluctuated significantly and will continue to be subject to volatility. Any such review in the future, which would be highly dependent on assumptions considered appropriate at the time, could possibly result in the recognition of plant impairment or contract losses that would be material to Dominion’s results of operations or its financial position.

In December 2002, the Task Force requested the Virginia Commission to convene a work group on stranded costs. The work group will attempt to develop a consensus methodology for determining the over- or under-recovery of stranded costs. The Virginia Commission will report the work group’s findings to the Task Force by July 1, 2003. No assessment can be made at this time concerning future developments.

Changes to Cost Structure—While the Virginia Restructuring Act did not define specific generation-related costs to be recovered, it did provide generation-related cash flows (through the combination of capped rates and wires charges billed to customers) during the transition period. The generation-related cash flows provided by the Virginia Restructuring Act are intended to compensate Dominion for continuing to provide generation services and to allow Dominion management to incur costs to restructure such operations during the transition period. As a result, during the transition period, Dominion may realize an increased rate of return on its generation-related operations to the extent that management can favorably alter the cost structure underlying its utility generation-related operations. Conversely, the same risks affecting the recovery of Dominion’s stranded costs, discussed above, may also adversely impact its cost structure during the transition period. Accordingly, Dominion could realize the negative economic impact of any such adverse event. In addition to managing the cost of its generation-related operations, Dominion may also seek opportunities to sell available electric energy and capacity to customers beyond its electric utility service territory. Using cash flows from operations during the transition period, Dominion may further alter its cost structure or choose to make additional investment in its business.

The capped rates were derived from rates established as part of the 1998 Virginia rate settlement and do not provide for specific recovery of particular generation-related expenditures, except for certain regulatory assets. See Note 19 to the Consolidated Financial Statements. To the extent that Dominion manages its operations to reduce its overall operating costs below those levels contemplated by the capped rates, Dominion’s earnings may increase. Since the enactment of the Virginia Restructuring Act, Dominion has been reviewing its cost structure to identify opportunities to reduce the annual operating expenses of its generation-related operations. For example, in 2001 Dominion terminated certain long-term power purchase agreements resulting in an after-tax charge of $136 million. By avoiding fixed capacity payments that would have otherwise been required under the contracts, annual after-tax earnings will increase by approximately $30 million during the transition period. See Note 27 to the Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Also in 2002 and 2001, Dominion revised the estimated useful lives of its electric generation, transmission and distribution assets. The changes in estimates were based upon expected life-extensions of nuclear plants and new engineering studies of the other assets. As a result of these changes, annual after-tax earnings will increase by approximately $88 million during the transition period. See Note 2 to the Consolidated Financial Statements.

RTO

The Virginia Restructuring Act requires that Dominion join a RTO. FERC encourages RTO formation as a means to foster the formation of wholesale markets. FERC Order No. 2000 requires each public utility that owns or operates transmission facilities to make certain filings with respect to RTO formation, but will rely on voluntary formation of RTOs to advance its energy policies. By joining a RTO, Dominion’s regulated electric utility subsidiary, Virginia Power, would transfer functional control of its transmission assets to a RTO, a third party.

In September 2002, Dominion and PJM Interconnection, LLC (PJM) entered into the PJM South Implementation Agreement. The agreement provides that, subject to regulatory approval and certain provisions, Dominion will become a member of PJM, transfer functional control of its electric transmission facilities to PJM for inclusion in a new PJM South Region, integrate its control area into the PJM energy markets and otherwise facilitate the establishment and operation of PJM as the RTO with respect to Dominion’s transmission facilities. The agreement also contemplates additional agreements and transmission tariff provisions to be negotiated by the parties and allocates costs of implementation of the agreement among the parties.

Dominion intends to file for FERC approval to join PJM in the future. Dominion will also seek authorization from the Virginia Commission and the North Carolina Utilities Commission to become a member of PJM at that time. Dominion will incur integration and operating costs associated with joining a RTO. Dominion has deferred certain of those costs for future recovery and is giving further consideration to seeking regulatory approval to defer the balance of such costs.

In December 2002, American Electric Power, Commonwealth Edison Company, Dayton Power and Light Company (collectively, the New PJM Companies), PJM and Dominion tendered a joint filing with FERC. The joint filing proposes to (1) include the New PJM Companies’ transmission facilities within PJM functional control; (2) establish a transmission rate for the existing PJM region, Dominion and the New PJM Companies; (3) adopt a transitional rate method to maintain transmission revenue for Dominion and the New PJM Companies and (4) amend certain agreements on file with FERC concerning the PJM energy market, planning processes and system operations as related to the integration of the New PJM Companies into PJM.

Also in December 2002, Dominion filed with FERC an amendment to its open access transmission tariff to establish a transitional transmission rate method that would apply from the time American Electric Power and Commonwealth Edison Company would begin to participate under the PJM transmission tariff until Dominion joins PJM.

Legislation that would delay entry into a RTO until on or after July 1, 2004 was approved by the Virginia General Assembly in February 2003 and is now awaiting action by the Governor. The proposed legislation also would require Dominion to file an application with the Virginia Commission by July 1, 2003 to join a RTO. Subject to Virginia Commission approval, Dominion would be required to transfer management and control of its transmission assets to a RTO by January 1, 2005.

FERC Standard Market Design Proposal

In July 2002, FERC issued proposed rules that would establish a standardized transmission service and wholesale electric market design for entities participating in wholesale electric markets. FERC proposed to exercise jurisdiction over the transmission component of bundled retail transactions, modify the existing electric transmission tariff to include a single tariff service applicable to all transmission customers and provide a standard market design for wholesale electric markets. FERC also proposed that transmission owners that have not yet joined a RTO must contract with a separate entity, an independent transmission provider, to operate their transmission facilities. FERC scheduled a number of technical conferences and meetings with interested parties and has indicated that the market design and timing of the rule is subject to change. No assessment can be made at this time concerning future developments.

Wholesale Competition

Dominion’s electric utility subsidiary sells electricity in the wholesale market under its market-based sales tariff authorized by FERC but has agreed not to make wholesale power sales under this tariff to loads located within its service territory. In February 2002, Dominion’s electric utility subsidiary received FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside its service territory. Any such sales would be voluntary. Dominion’s sales of natural gas, liquid hydrocarbon by-products and oil in wholesale markets are not regulated by FERC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

Rate Matters—Electric

Virginia—Dominion filed its Virginia Commission-approved unbundled rates reflecting the functional separation of generation, transmission and distribution in January 2002. Base rates (excluding fuel costs and certain other allowable adjustments) are capped and will remain unchanged until July 2007, unless modified or terminated sooner as provided by the Virginia Restructuring Act. Under the Act, Dominion may request a termination of the capped rates at any time after January 1, 2004, and the Virginia Commission may grant Dominion’s request to terminate the capped rates, if it finds that a competitive generation services market exists in Dominion’s service area. Where applicable, wires charges, effective January 1, 2002 and subject to annual adjustment, will be paid by Dominion’s Virginia jurisdictional retail customers who choose an alternative generation supplier during the capped rate period.

In October 2002, the Virginia Commission approved Dominion’s methodology for its 2003 market prices for generation, including a capacity adder, and the resulting wires charges. The capacity adder reflects the capacity value that the sale of generation is expected to produce in addition to an energy value in market prices. Inclusion of the capacity adder in the market price calculation will reduce wires charge revenues by the amount of the expected additional revenue from the sale of the displaced capacity in the wholesale market.

Dominion’s fuel factor for sales to Virginia jurisdictional customers will remain unchanged for 2003.

North Carolina—Dominion’s regulated electric utility cannot request an increase in its North Carolina jurisdictional base rates until 2006, except for certain events that would have a significant financial impact. Fuel rates, however, are still subject to change under annual proceedings.

Regulated Gas Distribution Operations

Gas Deregulation Legislation

Each of the three states in which Dominion has gas distribution operations has enacted or considered legislation regarding deregulation of natural gas sales at the retail level.

Ohio—Ohio has not enacted legislation requiring supplier choice for residential and commercial natural gas consumers. However, in cooperation with the Public Utilities Commission of Ohio (Ohio Commission), Dominion on its own initiative offers retail choice to customers. At December 31, 2002, approximately 647,000 of Dominion’s 1.2 million Ohio customers were participating in this open-access program. Large industrial customers in Ohio also source their own natural gas supplies.

Pennsylvania—At December 31, 2002, approximately 106,000 residential and small commercial customers had opted for Energy Choice in Dominion’s Pennsylvania service area. Nearly all Pennsylvania industrial and large commercial customers buy natural gas from unregulated suppliers.

West Virginia—At this time, West Virginia has not enacted legislation to require customer choice in its retail natural gas markets. However, the West Virginia Public Service Commission (West Virginia Commission) has issued regulations to govern pooling services, one of the tools that natural gas suppliers may utilize to provide retail customer choice in the future. In addition, the West Virginia Commission is developing rules for a code of conduct between utilities and their marketing affiliates, as well as Consumer Protection regulations and Marketer Licensing Rules. In 2002, the West Virginia Commission proposed rules that require that competitive gas service providers be licensed in West Virginia.

Rate Matters—Gas Distribution

When necessary, Dominion’s gas distribution subsidiaries in Ohio, Pennsylvania and West Virginia seek general rate increases on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, certain gas distribution subsidiaries make routine separate filings with their respective state regulatory commissions to reflect changes in the costs of purchased gas. These purchased gas costs are recovered through a mechanism that ensures dollar for dollar recovery of prudently incurred costs. Costs incurred that are expected to be recovered in future rates are deferred as regulatory assets.

Interstate Gas Transmission Operations

FERC Policy Developments

In October 2002, FERC hosted a public policy conference regarding various short- and long-term issues that impact federal regulation of the natural gas industry. Among other issues, FERC examined supply and demand forecasts, the adequacy of natural gas infrastructure, regulatory policies applicable to liquefied natural gas facilities, offshore gathering policies, and the flexibility of interstate pipeline operations. As a result, FERC is considering adjustments to its future regulatory policies concerning the natural gas industry, including modification of its approach to regulation of liquefied natural gas (LNG) projects. The policy change is intended to encourage additional development of LNG terminals and to increase the availability of imported gas supplies.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

FERC also continues to pursue rulemaking that will eliminate separate standards of conduct regulations for natural gas pipelines and electric transmission utilities, and replace these requirements with uniform standards applicable to interstate “Transmission Providers.” The proposed standards would redefine the scope of affiliates covered by standards of conduct for most FERC-regulated companies. If the proposed policy is adopted, it will supersede the existing standards, that are applicable to Dominion. Dominion supports the policy goal to ensure competitive interstate energy markets; however, Dominion has advocated adjustments to the proposed rules.

Dominion anticipates further action by FERC in early 2003. While Dominion expects the outcome of a final rule to improve its ability to compete with similarly-situated transmission providers, it does not expect a final rule to have a short-term material impact on its results of operations, financial position or cash flows.

Rate Matters—Gas Transmission

Dominion implemented various rate filings, tariff changes and negotiated rate service agreements for its FERC-regulated businesses during 2002. In all material respects, these filings were approved by FERC in the form requested by Dominion and were subject to only minor modifications. Dominion has no significant rate matters pending before FERC at this time.

Merchant Generation Operations

Dominion’s focus in its power generation business is to participate in power generation projects in the MAIN-to-Maine region, with the focus on a balanced portfolio of generation assets, while maintaining fuel and regional diversity. The region begins at the Mid-America Interconnected Network (MAIN) that includes electric service territories of the upper Midwest and is home to Dominion’s Kincaid, State Line, and Elwood generating facilities. The target region extends east to Virginia Power’s service territory and north to New England, where Dominion operates its Millstone power station. Dominion is benefiting from the CNG acquisition, as it is developing and operating natural gas-fired power generation facilities along its natural gas pipeline system. Dominion is in various stages of development for new natural gas-fired power generation facilities throughout the MAIN-to-Maine region with estimated completion dates from 2003 and beyond.

Exploration and Production Operations

Dominion continues to focus on increasing earnings from gas and oil properties primarily through acquisition and development activities, exploration, and operating efficiencies. The November 2001 acquisition of Louis Dreyfus represented the addition of significant, long-lived natural gas reserves located in several onshore United States regions serving northeast markets. This addition also provided significant new development drilling opportunities, complementing Dominion’s existing development and exploration activities. The emphasis toward increased acquisition and development activities, as a complement to the higher risk exploration program, was further supported by the 2002 purchase of several onshore properties having additional development drilling and production enhancement potential.

Pipeline Operations

Dominion plans to expand its natural gas transmission system with a $497 million, 279-mile interstate pipeline. The Greenbrier Pipeline will originate in Kanawha County, West Virginia, and extend through southwest Virginia into Granville County, North Carolina. Piedmont Natural Gas is a 33 percent owner in the pipeline project.

Telecommunications Operations

Dominion continues the expansion of its operations as a competitive provider of telecommunications services. These services include providing facilities-based, high-bandwidth capacity throughout the eastern United States with particular concentration on under-served markets. The future growth of its business will involve adding new customers and revenues, lighting its network, developing product extensions, and acquiring select assets. Dominion is building a balanced portfolio of customers representing multiple industry segments. See Note 30 to the Consolidated Financial Statements for a discussion of the consolidation of Dominion’s telecommunications joint venture beginning in February 2003.

Environmental Matters

Dominion is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. Historically, Dominion recovered such costs arising from regulated electric operations through utility rates. However, to the extent that environmental costs are incurred in connection with operations regulated by the Virginia Commission, during the period ending June 30, 2007, in excess of the level currently included in the Virginia jurisdictional electric retail rates, Dominion’s results of operations will decrease. After that date, recovery through regulated rates may be sought for only those environmental costs related to regulated electric transmission and distribution operations. Dominion also may seek recovery through regulated rates for environmental expenditures related to regulated gas transmission and distribution operations.

Environmental Protection and Monitoring Expenditures

Dominion incurred approximately $123 million, $116 million and $94 million of expenses (including depreciation) during 2002, 2001 and 2000, respectively, in connection with environmental protection and monitoring activities, and expects these expenses to be approximately $120 million in 2003. In addition, capital expenditures related to environmental controls were $335 million, $221 million and $214 million for 2002, 2001 and 2000, respectively. The estimated amount for these expenditures is $260 million for 2003.

Clean Air Act Compliance

The Clean Air Act requires Dominion to reduce its emissions of sulfur dioxide (SO2 ) and nitrogen oxide (NOX ), which are gaseous by-products of fossil fuel combustion. The Clean Air Act’s SO2 reduction program is based on the issuance of a limited number of SO2 emission allowances. Each allowance permits the emission of one ton of SO2 into the atmosphere. The allowances may be transacted with a third party. Implementation of projects to comply with SO2 and NOX limitations are ongoing and will be influenced by changes in the regulatory environment, availability of allowances, various state and federal control programs, and emission control technology. In response to NOX reduction requirements mandated by the Environmental Protection Agency (EPA) for states in which it operates, Dominion plans to install NOX reduction equipment by 2005 at its affected coal-fired generating facilities. The installation of this equipment is estimated to cost approximately $715 million, of which $445 million has been incurred as of December 31, 2002.

EPA is planning to issue additional regulations to address non-attainment of the new ozone and fine particulate standards within the next few years, as well as ongoing regulatory action associated with regional haze. That regulatory action could require additional reductions in SO2 and NOX emissions from Dominion’s fossil fuel-fired generating facilities. In addition, EPA is in the process of developing a proposed standard for mercury emissions for electric utility coal-fired boilers that could require significant mercury emission reductions from all of Dominion’s coal-fired generating units. If these more stringent emission reduction requirements are imposed in the future, new and perhaps significant expenditures could be required. Dominion cannot predict the future financial impact of implementing these potential requirements on its operations at this time.

The United States Congress is considering various “multi-pollutant” legislative proposals that would require fossil-fuel fired generating units to comply with more stringent pollution control standards for air emissions. Many of the proposals would rely upon flexible cap and trade programs for compliance and would exempt covered facilities from other Clean Air Act requirements. They would phase-in the emission reduction requirements under a variety of timeframes, up to 16 years. Dominion cannot predict whether any of these proposals will pass this year or in the future. However, if more stringent emissions standards are ultimately imposed on Dominion’s generating units, new, perhaps significant, expenditures could be required. Dominion cannot predict the future financial impact on its operations at this time.

During 2000, Virginia Power received a Notice of Violation from EPA, alleging that Virginia Power failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against Virginia Power alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. Virginia Power also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. In December 2002, the Attorney General of Connecticut filed a motion to intervene as a plaintiff in the action filed by the New York State Attorney General. This action has been stayed. Management believes that Virginia Power has obtained the necessary permits for its generating facilities. Virginia Power has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at the Company’s coal-fired generating stations in Virginia and West Virginia. Virginia Power had already committed to a substantial portion of the $1.2 billion expenditures for SO2 and NOx emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. As of December 31, 2002, Virginia Power has recorded, on a discounted basis, $18 million for the civil penalty and environmental projects.

In 2002, EPA issued a Section 114 request for information about whether projects undertaken at Virginia Power’s Chesterfield, Chesapeake, Yorktown, Possum Point and Bremo Bluff power stations were properly permitted under the Clean Air Act’s New Source Review requirements, to which Virginia Power responded in a timely manner.

In 2002, the EPA issued a Section 114 request for information about whether Morgantown Energy Associates’ (MEA) facility in Morgantown, West Virginia is in

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

compliance with environmental requirements. MEA is a 50 percent-owned equity-method investment. EPA made a site visit and at that time received the requested information. In September 2002, MEA received a copy of EPA’s inspection report summarizing the facts surrounding the visit. MEA is prepared to resolve follow-up questions from EPA.

Global Climate Change

In 1997, the United States signed an international Protocol to limit man-made greenhouse emissions under the United Nations Framework Convention on Climate Change. However, the Protocol will not become binding unless approved by the U.S. Senate. Currently, the Bush Administration has indicated that it will not pursue ratification of the Protocol, and has set a voluntary goal of reducing the nation’s greenhouse gas emission intensity by 18 percent over the next ten years. However, the United States Congress is considering legislation that could impose mandatory reductions of greenhouse gas emissions. The cost of compliance with the Protocol or other mandatory greenhouse gas reduction obligations could be significant for Dominion. Given the highly uncertain outcome and timing of future action by the U.S. federal government on this issue, Dominion cannot predict the future financial impact of climate change action on its operations at this time.

Accounting Matters

The FASB has issued several new standards that will affect Dominion beginning in 2003. These include: SFAS No. 143, Accounting for Asset Retirement Obligations; Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57 and 107; and Interpretation No. 46, Consolidation of Variable Interest Entities. In addition, the EITF rescinded EITF Issue No. 98-10. See Note 4 to the Consolidated Financial Statements for further discussion of the impact of adopting these new accounting standards and information about other standard-setting activities.

Outlook for 2003

Dominion believes its operating businesses will provide a stable contribution to net income on a per share basis in 2003, with future growth in 2004. However, Dominion’s earnings per share for 2003, on a consolidated basis, will include the effects of the following items: severance costs under the plan discussed below; fees paid to modify the DFV notes (see Note 30 to the Consolidated Financial Statements); and the cumulative effect of implementing changes in accounting for asset retirement obligations and energy trading activities (see Note 4 to the Consolidated Financial Statements). The 2003 projections for Dominion’s operating businesses anticipate the following:

■ Higher sales of gas and oil, reflecting continued growth in production and higher realized prices;

■ Improved contributions from Millstone’s operations, resulting from fewer planned outage days and more favorable sales prices;

■ Expected Six Sigma cost savings;

■ Potential decrease in regulated electric sales, as compared to 2002, assuming Dominion’s utility service territories experience a return to normal weather in 2003, partially offset by continued growth in electric utility customers;

■ Expiration of production tax credits;

■ Lower pension benefit credits; and

■ Increased losses from telecommunications operations.

Based on these projections, Dominion estimates that cash flow from operations will increase in 2003, as compared to 2002. Such increase, coupled with reductions in discretionary and developmental capital expenditures previously planned for power generation and gas and oil exploration and production projects, will provide sufficient cash flow to maintain Dominion’s current dividend to common shareholders.

Other Matters

Pension Costs

As discussed in Note 26 to the Consolidated Financial Statements, Dominion maintains qualified noncontributory defined benefit retirement plans. Generally, Dominion’s funding policy is to contribute annually an amount that is in accordance with the provisions of the Employment Retirement Income Security Act of 1974. Investment experience and market conditions, including interest rates, impact the measurement of these benefit obligations and the cost of providing such benefits. Accordingly, assumptions for discount rates and the expected long-term rate of return on investments are important considerations under SFAS No. 87, Employers’ Accounting for Pensions. However, since the objective of SFAS No. 87 is to recognize the cost of providing benefits over employees’ service period, it permits the delayed recognition of certain elements of retirement plan results.

Dominion has reviewed the assumption used for expected long-term rate of return on plan assets to better reflect anticipated future market conditions and has adopted an expected rate of 8.75 percent for 2003. This change, combined with other factors such as a revised discount rate assumption of 6.75 percent for 2003, will reduce Dominion’s 2003 pension credit by an estimated $66 million, as compared to 2002. In addition, in order to maintain the funded status of its retirement plans, Dominion may have to contribute increased amounts to the plans in future years. If, in the future, the accumulated benefit obligations of Dominion’s retirement plans should exceed the fair value of the plans’ investments at year-end, Dominion would have to recognize a minimum pension liability for that amount. Furthermore, the recognition of a minimum pension liability would require the elimination of any prepaid pension cost reported on Dominion’s Consolidated Balance Sheet at that time, resulting in a charge to other comprehensive income and a material adverse impact on common shareholders’ equity.

Workforce Reductions

In January 2003, Dominion announced plans to eliminate some union and salaried positions during 2003. The workforce reductions will affect primarily support positions, including meter readers, supply and warehouse workers and auto mechanics. Many of the reductions result from investments in automated meter-reading technology and the purchases of newer, lower maintenance vehicles. Affected workers will be offered severance packages, and benefits for union workers will be negotiated during 2003. Pending completion of the process to identify affected positions, Dominion has not estimated the cost of the workforce reductions.

Expiration of Section 29 Tax Credits

The Internal Revenue Code Section 29 “Credit for the Production of Fuel from Nonconventional Sources” (also referred to as the production tax credit) allows income tax credits for certain qualified production, including some natural gas, sold before January 1, 2003. Congress has not acted on legislation to extend this credit beyond 2002 for most qualified production. Whether Congress will take any action to extend the credit during the current term is uncertain. Dominion utilized approximately $36 million of these credits for the year ending December 31, 2002.

Nuclear Relicensing

Dominion filed applications with the Nuclear Regulatory Commission (NRC) for 20-year life-extensions for the North Anna and Surry units in May 2001. The NRC has completed its review of the applications and Dominion expects to receive a renewed license for these units in 2003.

Dominion has also performed an internal assessment on the probability of a successful license renewal application for both of its operating Millstone units. Based on this assessment and other factors, Dominion has initiated preparations to apply for a 20-year extension of the licenses for both its operating Millstone units. Dominion expects to file a completed application based on NRC guidelines in 2004.

Nuclear Insurance

The Price Anderson Act expired in August 2002, but operating nuclear reactors would continue to be covered by the law, which would channel and cap claims if a nuclear accident should occur. The Act has been renewed three times since 1957, and Congress is currently holding hearings to reauthorize the legislation. The expiration of the Act does not impact the coverage of existing nuclear license holders.

Effect of Changes in Commodity Prices

Dominion’s operations are impacted by changes in energy commodity prices. When energy commodities are sold by one of Dominion’s utilities subject to cost-of-service rate regulation, commodity costs are generally recovered through rates. Market price changes impact Dominion’s revenue from natural gas and oil production and from commodity sales through unregulated subsidiaries. Dominion has established an enterprise risk management function to evaluate these risks and to recommend actions to management that are intended to mitigate such risks.

Future Acquisitions

Because Dominion’s industry is rapidly changing, there are many opportunities for acquisitions of assets, as well as for business combinations. Dominion investigates any opportunity that may increase shareholder value and build on existing businesses, with an objective to enter into transactions that would be immediately accretive to earnings per share. Dominion has participated in the past—and its security holders may assume that at any time Dominion may be participating—in bidding or other negotiations for such transactions. Such participation may or may not result in a transaction for Dominion. However, any such transaction that does take place may involve consideration in the form of cash, debt or equity securities. It may also involve payment of a premium over book or market values. Such transactions or payments could affect the market prices and rates for Dominion’s securities.

Market Rate Sensitive Instruments and Risk Management

Dominion’s financial instruments, commodity contracts and related derivative instruments are exposed to potential losses due to adverse changes in interest rates, commodity prices and equity security prices as described below. Interest rate risk generally is related to Dominion’s outstanding debt and financial services activities. Commodity price risk is present in Dominion’s electric operations, gas production and procurement operations, and energy marketing and trading operations due to the exposure to market shifts for prices received and paid for natural gas, electricity and other commodities. Dominion uses derivative instruments to manage price risk exposures for these operations. Dominion is exposed to equity price risk through various portfolios of equity securities.

Dominion’s sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive

Management’s Discussion and Analysis of Financial Condition

and Results of Operations, Continued

instruments over a selected time period due to a 10 percent unfavorable change in interest rates and commodity prices.

Commodity Price Risk—Trading Activities

As part of its strategy to market energy and to manage related risks, Dominion manages a portfolio of commodity-based derivative instruments held for trading purposes. These contracts are sensitive to changes in the prices of natural gas, electricity and certain other commodities. Dominion uses established policies and procedures to manage the risks associated with these price fluctuations and uses derivative instruments, such as futures, forwards, swaps and options, to mitigate risk by creating offsetting market positions. In addition, Dominion seeks to use its generation capacity, when not needed to serve customers in its service territory, to satisfy commitments to sell energy.

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $41 million and $12 million in the fair value of its commodity contracts held for trading purposes as of December 31, 2002 and 2001, respectively.

Commodity Price Risk—Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas, oil and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of Dominion’s non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10 percent unfavorable change in market prices of Dominion’s non-trading derivative commodity instruments would have resulted in a decrease in fair value of approximately $331 million and $155 million as of December 31, 2002 and December 31, 2001, respectively.

The impact of a change in energy commodity prices on Dominion’s non-trading derivative commodity instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from derivative commodity instruments used for hedging purposes, to the extent realized, are generally offset by recognition of the hedged transaction, such as revenue from sales.

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. In addition, Dominion, through subsidiaries, retains ownership of mortgage investments, including subordinated bonds and interest-only residual assets retained at securitization of mortgage loans originated and purchased. For financial instruments outstanding at December 31, 2002, a hypothetical 10 percent increase in market interest rates would decrease annual earnings by approximately $4 million. A hypothetical 10 percent increase in market interest rates, as determined at December 31, 2001, would have resulted in a decrease in annual earnings of approximately $10 million. In addition, Note 13 to the Consolidated Financial Statements discussed investments in retained interests from prior securitizations.

Foreign Exchange Risk

Dominion’s Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion’s exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its Consolidated Financial Statements. Dominion’s management monitors this exposure and believes it is not material. In addition, Dominion manages its foreign exchange risk exposure associated with anticipated future purchases of uranium enrichment services denominated in foreign currencies by utilizing currency forward contracts. As of result of holding these contracts as hedges, Dominion’s exposure to foreign currency risk is minimal. A hypothetical 10 percent unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $22 million and $5 million in the fair value of currency forward contracts held by Dominion at December 31, 2002 and 2001, respectively.

Investment Price Risk

Dominion is subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. As described in Note 16 to the Consolidated Financial Statements, Dominion recognized net realized and unrealized losses on decommissioning trust investments of $150 million for 2002 and $14 million for 2001.

Dominion also sponsors employee pension and other postretirement benefit plans that hold investments in trusts to fund benefit payments. To the extent that the values of investments held in these trusts decline, the effect will be reflected in Dominion’s recognition of the periodic cost of such employee benefit plans and the determination of the amount of cash to be contributed to the employee benefit plans. The net realized and unrealized losses on pension trust investments was $241 million for 2002 and $91 million for 2001.

Risk Management Policies

Dominion has operating procedures in place that are administered by experienced management to help ensure that proper internal controls are maintained. In addition, Dominion has established an independent function at the corporate level to monitor compliance with the risk management policies of all subsidiaries. Dominion maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary, and the use of standardized agreements which facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion also monitors the financial condition of existing counterparties on an ongoing basis. Based on credit policies and the December 31, 2002 provision for credit losses, management believes that it is unlikely that a material adverse effect on its financial position, results of operations or cash flows would occur as a result of counterparty nonperformance. See Note 15 to the Consolidated Financial Statements for discussion of the effects of Enron’s bankruptcy on Dominion’s Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Risk Factors and Cautionary Statements That May Affect Future Results and Market Rate Sensitive Instruments and Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF MANAGEMENT’S RESPONSIBILITIES

The management of Dominion Resources, Inc. is responsible for all information and representations contained in the Consolidated Financial Statements and other sections of the annual report on Form 10-K. The Consolidated Financial Statements, which include amounts based on estimates and judgments of management, have been prepared in conformity with accounting principles generally accepted in the United States of America. Other financial information in the Form 10-K is consistent with that in the Consolidated Financial Statements.

Management maintains a system of internal controls designed to provide reasonable assurance, at a reasonable cost, that Dominion’s and its subsidiaries’ assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. Management recognizes the inherent limitations of any system of internal control, and therefore cannot provide absolute assurance that the objectives of the established internal controls will be met.

This system includes written policies, an organizational structure designed to ensure appropriate segregation of responsibilities, careful selection and training of qualified personnel and internal audits. Management believes that during 2002 the system of internal control was adequate to accomplish the intended objectives.

The Consolidated Financial Statements have been audited by Deloitte & Touche LLP, independent auditors, who were designated by the Board. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America and include a review of Dominion’s and its subsidiaries’ accounting systems, procedures and internal controls, and the performance of tests and other auditing procedures sufficient to provide reasonable assurance that the Consolidated Financial Statements are not materially misleading and do not contain material errors.

The Audit Committee of the Board of Directors of Dominion Resources, Inc., composed entirely of directors who are not officers or employees of Dominion Resources, Inc. or its subsidiaries, meets periodically with the independent auditors, the internal auditors and management to discuss auditing, internal accounting control and financial reporting matters of Dominion and to ensure that each is properly discharging its responsibilities. Both independent auditors and the internal auditors periodically meet alone with the Audit Committee and have free access to the Committee at any time.

Management recognizes its responsibility for fostering a strong ethical climate so that Dominion’s affairs are conducted according to the highest standards of personal corporate conduct. This responsibility is characterized and reflected in Dominion’s code of ethics, which addresses potential conflicts of interest, compliance with all domestic and foreign laws, the confidentiality of proprietary information, and full disclosure of public information.

DOMINION RESOURCES, INC.

/s/ THOS. E. CAPPS
Thos. E. Capps Chairman, President and Chief Executive Officer

/s/ THOMAS N. CHEWNING
Thomas N. Chewning Executive Vice President and Chief Financial Officer

/s/ STEVEN A. ROGERS
Steven A. Rogers Vice President, Controller and Principal Accounting Officer

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of

Dominion Resources, Inc.

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Dominion Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dominion Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As discussed in Note 15 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Also, as discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting used to develop the market-related value of pension plan assets in 2000.

/s/    DELOITTE & TOUCHE LLP

Richmond, Virginia

January 21, 2003

(February 19, 2003 as to the last two paragraphs of the Lease

Commitments section of Note 27 and February 21, 2003 as to

the last three paragraphs of Note 30)

Consolidated Statements of Income

	Year Ended December 31,

(millions, except per share amounts)	2002	2001	2000

Operating Revenue	$10,218	$10,558	$9,246
Operating Expenses
Electric fuel and energy purchases, net	1,447	1,369	1,106
Purchased electric capacity	691	680	741
Purchased gas, net	1,159	1,822	1,453
Liquids, pipeline capacity and other purchases	159	219	299
Restructuring and other acquisition-related costs	(8)	105	460
Other operations and maintenance	2,198	2,938	2,011
Depreciation, depletion and amortization	1,258	1,245	1,176
Other taxes	429	395	485

Total operating expenses	7,333	8,773	7,731

Income from operations	2,885	1,785	1,515

Other income	103	126	109
Interest and related charges:
Interest expense	826	899	958
Subsidiary preferred dividends and distributions of subsidiary trusts	119	98	66

Total interest and related charges	945	997	1,024

Income before income taxes and minority interests	2,043	914	600
Income taxes	681	370	183
Minority interests			2

Income before cumulative effect of a change in accounting principle	1,362	544	415

Cumulative effect of a change in accounting principle (net of income taxes of $11)			21

Net Income	$1,362	$544	$436

Earnings Per Common Share—Basic:
Income before cumulative effect of a change in accounting principle	$4.85	$2.17	$1.76
Cumulative effect of a change in accounting principle			0.09

Net income	$4.85	$2.17	$1.85

Earnings Per Common Share—Diluted:
Income before cumulative effect of a change in accounting principle	$4.82	$2.15	$1.76
Cumulative effect of a change in accounting principle			0.09

Net income	$4.82	$2.15	$1.85

Dividends paid per common share	$2.58	$2.58	$2.58

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Balance Sheets

	At December 31,

(millions)	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$291	$486
Customer accounts receivable (net of allowance of $63 and $76)	2,568	1,770
Other accounts receivable	486	226
Inventories:
Materials and supplies	269	245
Fossil fuel	137	150
Gas stored—current portion	231	182
Investment securities—trading		244
Derivative and energy trading assets	1,365	1,311
Margin deposit assets	149	30
Prepayments	347	384
Escrow account for debt refunding	500
Other	482	375

Total current assets	6,825	5,403

Investments
Available for sale securities	564	393
Nuclear decommissioning trust funds	1,599	1,697
Other	1,011	1,070

Total investments	3,174	3,160

Property, Plant and Equipment, Net
Property, plant and equipment	32,631	29,797
Less accumulated depreciation, depletion and amortization	(12,374)	(11,433)

Total property, plant and equipment, net	20,257	18,364

Deferred Charges and Other Assets
Goodwill, net	4,301	4,210
Intangible assets, net	313	317
Regulatory assets, net	580	574
Prepaid pension cost	1,710	1,511
Derivative and energy trading assets	482	545
Other	267	285

Total deferred charges and other assets	7,653	7,442

Total assets	$37,909	$34,369

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Balance Sheets (Continued)

	At December 31,

(millions)	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$2,125	$1,354
Short-term debt	1,193	1,859
Accounts payable, trade	2,310	1,776
Accrued interest, payroll and taxes	606	564
Derivative and energy trading liabilities	1,609	1,086
Other	600	839

Total current liabilities	8,443	7,478

Long-Term Debt
Long-term debt	11,968	11,797
Notes payable—affiliates	92	322

Total long-term debt	12,060	12,119

Deferred Credits and Other Liabilities
Deferred income taxes	4,099	3,812
Deferred investment tax credits Derivative and energy trading liabilities	110 690	128 322
Other	640	626

Total deferred credits and other liabilities	5,539	4,888

Total liabilities	26,042	24,485

Commitments and Contingencies (see Note 27)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts(1)	1,397	1,132

Subsidiary Preferred Stock Not Subject To Mandatory Redemption	257	384

Common Shareholders’ Equity
Common stock—no par(2)	9,051	7,129
Other paid-in capital	47	28
Accumulated other comprehensive income (loss)	(446)	289
Retained earnings	1,561	922

Total common shareholders’ equity	10,213	8,368

Total liabilities and shareholders’ equity	$37,909	$34,369

(1)	As described in Note 22, the debt securities issued by Dominion Resources, Inc. and certain subsidiaries constitute 100 percent of the trusts’ assets.
(2)	500 million shares authorized; 308 million shares and 265 million shares outstanding at December 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Common Shareholders’ Equity

	Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(millions)	Shares	Amount

Balance at January 1, 2000	186	$3,561	$16	$(15)	$1,212	$4,774
Issuance of stock—CNG acquisition	87	3,527				3,527
Issuance of stock—public offering	6	354				354
Issuance of stock—employee, executive loan and direct stock purchase plans	4	195				195
Stock awards and stock options exercised (net of change in unearned compensation)		4				4
Stock repurchase and retirement	(37)	(1,641)				(1,641)
Accrued contract payments—equity-linked securities		(21)				(21)
Comprehensive income				(8)	436	428
Dividends and other adjustments					(620)	(620)

Balance at December 31, 2000	246	5,979	16	(23)	1,028	7,000
Issuance of stock and stock options—Louis Dreyfus acquisition	14	894				894
Issuance of stock—employee and direct stock purchase plans	3	185				185
Stock awards and stock options exercised (net of change in unearned compensation)	2	79				79
Tax benefit from stock options exercised			12			12
Comprehensive income				312	544	856
Dividends and other adjustments		(8)			(650)	(658)

Balance at December 31, 2001	265	7,129	28	289	922	8,368
Issuance of stock—public offering	38	1,712				1,712
Issuance of stock—employee and direct stock purchase plans	3	199				199
Stock awards and stock options exercised (net of change in unearned compensation)	3	113				113
Stock repurchase and retirement	(1)	(66)				(66)
Accrued contract payments—equity-linked securities		(36)				(36)
Tax benefit from stock options exercised			21			21
Comprehensive income				(735)	1,362	627
Dividends and other adjustments			(2)		(723)	(725)

Balance at December 31, 2002	308	$9,051	$47	$(446)	$1,561	$10,213

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,

(millions)	2002	2001	2000

Net income	$1,362	$544	$436
Other comprehensive income, net of taxes:
Net deferred gains (losses) on derivatives—hedging activities, net of tax (expense) benefit of $345 and $(263)	(663)	465
Unrealized gains (losses) on investment securities, net of tax (expense) benefit of $41, $(10) and $(6)	(68)	11	9
Foreign currency translation adjustments	6	(9)	(4)
Minimum pension liability adjustment, net of tax (expense) benefit of $1, $(3) and $8	(2)	4	(16)
Cumulative effect of a change in accounting principle, net of tax benefit of $106		(183)
Amounts reclassified to net income:
Realized (gains) losses on investment securities, net of tax expense (benefit) of $6 and $(2)		(8)	3
Net (gains) losses on derivatives—hedging activities, net of tax expense (benefit) of $4 and $(19)	(8)	32

Other comprehensive income (loss)	(735)	312	(8)

Comprehensive income	$627	$856	$428

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,

(millions)	2002	2001	2000

Operating Activities
Net income	$1,362	$544	$436
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of a change in accounting principle, net of income taxes			(21)
DCI impairment losses	13	281	291
Net unrealized gains on energy trading contracts	(5)	(140)	(25)
Depreciation, depletion and amortization	1,379	1,322	1,268
Deferred income taxes and investment tax credits, net	714	201	(92)
Changes in:
Accounts receivable	(814)	414	(953)
Inventories	(55)	(170)	(62)
Deferred fuel and purchased gas costs, net	(143)	293	(250)
Prepaid pension cost	(198)	(122)	(68)
Purchase and origination of mortgages		(1,528)	(4,281)
Proceeds from sale and principal collections of mortgages		993	4,295
Accounts payable, trade	527	(25)	626
Accrued interest, payroll and taxes	58	(111)	173
Margin deposit assets and liabilities	(186)	346	(244)
Other items, net	(204)	105	239

Net cash provided by operating activities	2,448	2,403	1,332

Investing Activities
Plant construction and other property additions	(1,339)	(1,224)	(1,385)
Purchases of gas and oil properties, prospects and equipment	(1,489)	(944)	(353)
Loan originations			(2,911)
Repayment of loan originations	19	283	4,255
Proceeds from sale of businesses		141	836
Acquisition of businesses	(410)	(2,215)	(2,779)
Proceeds from sale of securities	54	30	137
Purchase of securities		(104)	(235)
Escrow deposit for debt refunding	(500)
Other	(295)	(160)	(162)

Net cash used in investing activities	(3,960)	(4,193)	(2,597)

Financing Activities
Issuance of common stock	2,020	245	532
Repurchase of common stock	(66)		(1,641)
Issuance of preferred securities of subsidiary trusts	400	747
Repayment of preferred securities of subsidiary trusts	(135)
Issuance of long-term debt and preferred stock	2,434	7,365	8,108
Repayment of long-term debt and preferred stock	(1,904)	(4,193)	(6,813)
Issuance (repayment) of short-term debt, net	(666)	(1,620)	1,820
Common dividend payments	(723)	(649)	(615)
Other	(43)	21	(46)

Net cash provided by financing activities	1,317	1,916	1,345

(Decrease) increase in cash and cash equivalents	(195)	126	80
Cash and cash equivalents at beginning of period	486	360	280

Cash and cash equivalents at end of period	$291	$486	$360

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$912	$952	$1,054
Income taxes	(8)	284	240
Noncash transactions from investing and financing activities:
Exchange of debt securities	567
Stock and stock option issuance—Louis Dreyfus acquisition		894
Note received in sale of business		25
Stock issuance—CNG acquisition			3,527

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    Nature of Operations

Dominion Resources, Inc. (Dominion) is a holding company headquartered in Richmond, Virginia. Its principal subsidiaries are Virginia Electric and Power Company (Virginia Power), Consolidated Natural Gas Company (CNG), and Dominion Energy, Inc. (DEI). Dominion and CNG are registered public utility holding companies under the Public Utility Holding Company Act of 1935 (1935 Act).

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

CNG operates in all phases of the natural gas business. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania and West Virginia. Its interstate gas transmission pipeline system serves each of its distribution subsidiaries, non-affiliated utilities and end use customers in the Midwest, Mid-Atlantic and Northeast. CNG’s exploration and production operations are located in several major natural gas and oil producing basins in the United States, both onshore and offshore. CNG also provides a variety of energy marketing services.

DEI is an independent power producer and a natural gas and oil exploration and production company active in the U.S. and Canada.

Dominion has substantially exited the core operating businesses of Dominion Capital, Inc. (DCI), as required by the Securities and Exchange Commission (SEC) under the 1935 Act. Currently, Dominion is required to divest of all remaining DCI holdings by January 2006. DCI’s primary business was financial services, including loan administration, commercial lending and residential mortgage lending. See Note 6.

Dominion manages its daily operations along three primary operating segments: Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also reports the operations of DCI and its corporate and other operations as a segment. Assets remain wholly owned by its legal subsidiaries. See Note 32.

The term “Dominion” is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.’s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

2.    Significant Accounting Policies

General

Dominion makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

The Consolidated Financial Statements represent Dominion’s accounts after the elimination of intercompany transactions. Dominion follows the equity method of accounting for investments with less than a 50 percent interest in partnerships and corporate joint ventures when Dominion is able to influence the financial and operating policies of the investee. For all other investments, the cost method is applied.

Certain amounts in the 2001 and 2000 Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

Use of Fair Value Measurements

Dominion reports certain contracts and instruments at fair value in accordance with applicable generally accepted accounting principles. Fair value is based on actively quoted market prices, if available. In the absence of actively quoted market prices, Dominion seeks indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, Dominion must estimate prices based on available historical and near-term future price information and certain statistical methods, including regression analysis.

For options and contracts with option-like characteristics where pricing information is not available from external sources, Dominion uses a modified Black-Scholes model and considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. For contracts with unique characteristics, Dominion estimates fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. If pricing information is not available from external sources, judgment is required to develop the estimates of fair value. For individual contracts, the use of different assumptions could have a material effect on the contract’s estimated fair value.

Notes to Consolidated Financial Statements—(Continued)

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Operating revenue from energy trading activities includes realized commodity contract revenue, net of related cost of sales, and unrealized gains and losses resulting from marking to market those commodity contracts not yet settled. See Note 7. Beginning October 25, 2002 and January 1, 2003, in accordance with new accounting requirements discussed further in Note 4, Dominion discontinued marking to market unsettled commodity contracts that are not otherwise accounted for as derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.

Electric Fuel, Purchased Energy and Purchased Gas—Deferred Costs

Where permitted by regulatory authorities, the differences between actual electric fuel, purchased energy and purchased gas expenses and levels of recovery for these expenses in current rates are deferred and matched against recoveries in future periods. See Regulatory Assets and Liabilities below and Note 19.

Income Taxes

Dominion and its subsidiaries file a consolidated federal income tax return. Where permitted by regulatory authorities, the treatment of temporary differences can differ from the requirements of SFAS No. 109, Accounting for Income Taxes. Accordingly, a regulatory asset has been recognized if it is probable that future revenues will be provided for the payment of deferred tax liabilities. Deferred investment tax credits are amortized over the service lives of the properties giving rise to the credits.

Stock-based Compensation

Dominion sponsors two stock plans that provide stock-based awards to directors, executives and other key employees. Under the plans, Dominion grants stock options and restricted stock awards that vest over periods ranging from three to five years. Options have contractual terms that range from seven to ten years. Forty million shares of common stock may be issued under the plans and approximately 12 million of those are available for new grants as of December 31, 2002.

Dominion measures compensation cost for stock-based awards issued to its employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is measured based on the intrinsic value, the difference between fair market value of Dominion common stock and the exercise price of the underlying award, on the date when both the price and number of shares the recipient is entitled to receive are known, generally the grant date. Compensation expense is recognized on a straight-line basis over the stated vesting period of the award. See Note 24 for more information on stock-based awards.

The following table illustrates the pro forma effect on net income and earnings per share if Dominion had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31,

(millions)	2002	2001	2000

Net income—as reported	$1,362	$544	$436
Add: actual stock-based compensation expense, net of tax(1)	5	18	6
Deduct: pro forma stock-based compensation expense, net of tax	(52)	(49)	(12)

Net income—pro forma	$1,315	$513	$430

Basic EPS—as reported	$4.85	$2.17	$1.85
Basic EPS—pro forma	4.68	2.05	1.82
Diluted EPS—as reported	4.82	2.15	1.85
Diluted EPS—pro forma	4.65	2.03	1.82

(1)	Actual stock-based compensation expense reflects primarily the issuance of restricted stock. For 2001, stock-based compensation expense also includes an after-tax charge of $11 million for stock options modified in the 2001 restructuring initiative discussed in Note 8.

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until actually presented for payment. At December 31, 2002 and 2001, accounts payable included the net effect of checks outstanding but not yet presented for payment of $101 million and $214 million, respectively. For purposes of the Consolidated Statements of Cash Flows, Dominion considers cash and cash equivalents to include cash on hand, cash in banks and temporary investments purchased with a remaining maturity of three months or less. In December 2002, Dominion deposited $500 million in escrow to be used solely for repayment of debt maturing in January 2003. Those restricted funds are not included as cash and cash equivalents on the Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

Margin Deposit Assets and Liabilities

Amounts reported as margin deposit assets represent funds held on deposit by various trading counterparties that resulted from Dominion exceeding agreed-upon credit limits established by the counterparties. Amounts reported as margin deposit liabilities represent funds held by Dominion that resulted from various trading counterparties exceeding agreed- upon credit limits established by Dominion. These credit limits and the mechanism for calculating the amounts to be held on deposit are determined in the International Swap

Dealers Association master agreements and the Master Power Purchase & Sale Agreement of the Edison Electric Institute in place between Dominion and the counterparties. As of December 31, 2002 and December 31, 2001, Dominion had margin deposit assets of $149 million and $30 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $22 million and $88 million, respectively.

Property, Plant and Equipment

Property, plant and equipment, including additions and replacements, is recorded at original cost, including labor, materials, other direct costs and capitalized interest. The costs of repairs and maintenance, including minor additions and replacements, are charged to expense as incurred. In 2002, 2001 and 2000, Dominion capitalized interest costs of $95 million, $41 million and $30 million, respectively.

For electric and gas distribution and transmission property subject to cost-of-service utility rate regulation, the cost of such property and related cost of removal, less salvage, are charged to accumulated depreciation at retirement. For generation-related property, cost of removal is charged to expense as incurred. Dominion records gains and losses upon retirement of generation-related property based upon the difference between proceeds received, if any, and the property’s undepreciated basis at the retirement date.

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. Dominion’s depreciation rates on property, plant and equipment for 2002, 2001 and 2000 are as follows: generation – 2.34 percent, 2.78 percent, 2.79 percent, respectively; transmission – 2.26 percent, 2.58 percent, 2.59 percent, respectively; distribution – 3.27 percent, 3.43 percent, 3.48 percent, respectively; storage – 2.47 percent, 2.57 percent, 2.61 percent, respectively; gas gathering and processing – 2.31 percent, 2.19 percent, 2.62 percent, respectively; and general and other – 5.74 percent, 4.94 percent, 5.18 percent, respectively. Amortization of nuclear fuel used in electric generation is provided on a unit-of-production basis sufficient to fully amortize, over the estimated service life, the cost of the fuel plus permanent storage and disposal costs.

In 2002, Dominion extended the estimated useful lives of most of its fossil fuel stations and electric transmission and distribution property based on depreciation studies that indicated longer lives were appropriate. These changes in estimated useful lives reduced depreciation expense by $42 million for the entirety of 2002 and will reduce depreciation expense by approximately $68 million on an annual basis thereafter. In 2001, Dominion increased its estimate of the useful lives of its nuclear facilities by 20 years, which reduced depreciation expense by $78 million for the entirety of 2001 and approximately $94 million on an annual basis thereafter. This change in estimate was made in connection with current and planned filings of applications for re-licensing with the Nuclear Regulatory Commission (NRC).

Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. The full cost method limits these capitalized amounts to no more than the present value of estimated future net revenues derived from the production of proved gas and oil reserves as determined under a method established by the SEC (the ceiling test). If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period. The ceiling test is performed separately for each cost center, with cost centers established on a country-by-country basis. As currently permitted by the SEC, Dominion uses hedge-adjusted period-end prices to calculate the present value of estimated future net revenues. Such prices are used for the portion of anticipated production from proved reserves that is hedged by qualifying cash flow hedges. As of December 31, 2002, the use of period-end market prices rather than hedge-adjusted prices, as otherwise required by the full cost method, would not have resulted in an impairment charge. Due to the volatility of gas and oil prices, it is reasonably possible that for some periods, Dominion may satisfy the ceiling test using hedge-adjusted prices, whereas the use of period-end market prices without the effects of hedging could have resulted in an impairment charge.

Depreciation of gas and oil producing properties is computed using the unit-of-production method. Under the full cost method of accounting, amortization is also accrued on estimated future costs to be incurred in developing proved gas and oil reserves and on estimated dismantlement and abandonment costs, net of projected salvage values. The costs of investments in unproved properties are initially excluded from the depreciable base. Until the properties are evaluated, a ratable portion of the capitalized costs is periodically reclassified to the depreciable base, determined on a property by property basis, over terms of underlying leases. Once a property has been evaluated, any remaining capitalized costs are then transferred to the depreciable base. For a discussion of a change in the accounting for future dismantlement and abandonment costs, see Asset Retirement Obligations in Note 4.

Impairment of Long-Lived and Intangible Assets

Dominion performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. These assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amounts.

Notes to Consolidated Financial Statements—(Continued)

Investment Securities

Dominion accounts for and classifies investments in marketable equity and debt securities in two categories. Debt and equity securities purchased and held with the intent of selling them in the near term are classified as trading securities. Trading securities are reported at fair value with net realized and unrealized gains and losses included in earnings. All other debt and equity securities are classified as available-for-sale securities. These are reported at fair value with realized gains and losses included in earnings and unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax.

Loans Receivable, Net

Loans receivable are stated at their outstanding principal balance, net of the allowance for credit losses and any deferred fees or costs. Origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield of loans receivable. Each loan is evaluated for impairment by discounting estimated future cash flows at the loan’s original contractual rate. In assessing the recoverability of future cash flows, Dominion management considers the debtor’s financial strength and market position, general economic conditions and other factors. If it is determined that a loan has become impaired, an additional allowance for credit losses is established through provisions for credit losses and is charged against income. Loans receivable deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. At December 31, 2002 and 2001, the carrying amount of loans receivable was $87 million and $106 million, respectively, net of the allowance for credit losses of $69 million and $79 million, respectively.

Securitizations by Financial Services Businesses

Prior to being divested, Dominion’s financial services businesses would periodically securitize mortgages and loans. Securitizations resulted from the process of selling loans to unconsolidated special purpose trusts in exchange for cash and certain retained interests. Retained interests include subordinated bonds or other securities issued by the trusts or interests in the loans sold. Cash proceeds were determined based on the difference between interest rates to be received on the loans sold and the interest rate to be paid to investors participating in the securitizations. The determination of cash proceeds was also affected by estimates of prepayments, credit losses, servicing costs and non-refundable fees and premiums. Gains and losses realized on the sale of loans were recognized based on the difference between 1) the carrying amount of the loans sold and 2) the sum of the cash proceeds received and the fair value of interests retained in the securitization on the settlement date. Fair value was based on the present value of estimated cash flows, adjusted to reflect the effects of credit losses, prepayments and other factors appropriate in each securitization. Dominion securitized commercial loans receivable in collateralized loan obligation (CLO) and collateralized debt obligation (CDO) transactions. Retained interests in CLO and CDO transactions are reported as available-for-sale securities. In addition, before selling its residential mortgage business, Dominion securitized residential mortgage loans.

Retained interests from the securitization of mortgage loans include interest-only strips, which are recorded, based on the net present value of projected cash flows, using management’s best estimates of key assumptions. These assumptions include credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Interest-only strips are amortized in proportion to the estimated income received. They are analyzed quarterly to determine whether prepayment experience, losses and changes in the interest rate environment have had an impact on the valuation. Expected cash flows of the underlying loans sold are reviewed based on current economic conditions and the types of loans originated and are revised as necessary. See Notes 9 and 13 for more information about Dominion’s investments in retained interests, including the recognition of impairments in 2002, 2001 and 2000.

Derivative Instruments

Dominion uses derivative instruments such as futures, swaps, forwards and options to manage the commodity, currency exchange and financial market risks of its business operations. Dominion also manages a portfolio of commodity contracts held for trading purposes as part of its strategy to market energy and to manage related risks. Derivative instruments are generally recognized on the Consolidated Balance Sheets at fair value. See Note 15 for further discussion of Dominion’s use of derivative instruments and energy trading contracts, including its risk management policy, its accounting policy for derivatives under SFAS No. 133 and the results of its hedging activities for the years ended December 31, 2002 and 2001.

Prior to January 1, 2001, Dominion considered derivative instruments to be effective hedges when the item being hedged and the underlying financial instrument or commodity contract showed strong historical correlation. Dominion used deferral accounting to account for futures, forwards and other derivative instruments that were designated as hedges. Under this method, realized gains and losses (including the payment of any premium) related to effective hedges of existing assets and liabilities were recognized in earnings in conjunction with the designated asset or liability. Gains and losses related to effective hedges of firm commitments and anticipated transactions were included in the measurement of the subsequent transaction.

Goodwill, Net

Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, goodwill arising from acquisitions completed before July 1, 2001 was amortized on a straight-line basis over periods up to 40 years. In accordance with SFAS No. 142, Dominion did not amortize goodwill arising from acquisitions initiated after June 30, 2001 and ceased amortization of all goodwill upon adoption of the standard. Dominion evaluates goodwill for impairment on at least an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 18 for further discussion of the adoption of SFAS No. 142 and the goodwill impairment charge recorded in 2002. See Note 5 for discussion of Dominion’s recent significant acquisitions.

Regulatory Assets and Liabilities

Methods of allocating costs to accounting periods for operations subject to federal or state cost-of-service rate regulation may differ from accounting methods generally applied by non-regulated companies. The economic effects of allocations prescribed by regulatory authorities for rate-making purposes must be considered in the application of generally accepted accounting principles. See Notes 19 and 27 for additional information on regulatory assets and liabilities and the impact of legislation on continued application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

Amortization of Debt Issuance Costs

Dominion defers and amortizes debt issuance costs and debt premiums or discounts over the lives of the respective debt issues. As permitted by regulatory authorities, gains or losses resulting from the refinancing of debt allocable to utility operations subject to cost-based rate regulation have also been deferred and amortized over the lives of the new issues.

3.    Accounting Change for Pension Costs

Effective January 1, 2000 and in connection with Dominion’s acquisition of CNG, Dominion adopted a new company-wide method of calculating the market-related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. Dominion believes the new method enhances the predictability of the expected return on pension plan assets; provides consistent treatment of all investment gains and losses; and results in calculated market-related pension plan asset values that are closer to market value than the values calculated under the pre-acquisition methods used by Dominion or CNG.

The $21 million cumulative effect of the change on prior years (net of income taxes of $11 million) was included in income for the year ended December 31, 2000. The change increased income before cumulative effect of a change in accounting principle for 2000 by $11 million ($0.05 per share-basic and diluted) and net income by $32 million ($0.14 per share-basic and diluted).

4.    Recently Issued Accounting Standards

Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Dominion adopted the standard effective January 1, 2003.

Dominion has identified certain asset retirement obligations that are subject to the standard. These obligations are primarily associated with the decommissioning of its nuclear generation facilities, abandoning certain natural gas pipelines and dismantling and removing gas and oil wells and platforms.

Under SFAS No. 143, asset retirement obligations will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Under the present value approach used to estimate the fair value of asset retirement obligations, accretion of the liabilities due to the passage of time will be recognized as an operating expense. As a result, the adoption of SFAS No. 143 requires changes in Dominion’s accounting and reporting for certain asset retirement obligations already being recognized under its accounting policies prior to the adoption of SFAS No. 143. For example, Dominion recognizes amounts related to future decommissioning activities at its utility nuclear plants. As discussed in Note 16, the accumulated provision for decommissioning is presented on the balance sheet at December 31, 2002 as a component of accumulated depreciation. Under SFAS No. 143, the asset retirement obligation will be reported as a liability.

In addition, the reporting of realized and unrealized earnings of external trusts available for funding decommissioning activities at Dominion’s utility nuclear plants will be recorded in other income and other comprehensive income, as appropriate. Through 2002, Dominion recorded these trusts’ earnings in other income with an offsetting charge to expense, also recorded in other income, for the accretion of the decommissioning liability.

On January 1, 2003, Dominion implemented SFAS No. 143 and recognized an after-tax gain of $180 million, representing the cumulative effect of a change in accounting principle. Under Dominion’s accounting policy prior to the

Notes to Consolidated Financial Statements—(Continued)

adoption of SFAS No. 143, $1.6 billion had previously been accrued for future asset removal costs, primarily related to future nuclear decommissioning. Such amounts are included in the accumulated provision for depreciation, depletion and amortization as of December 31, 2002. With the adoption of SFAS No. 143, Dominion calculated its asset retirement obligations to be $1.5 billion. In recording the cumulative effect of the accounting change, Dominion recognized the reduction attributable to the re-measurement of asset retirement obligations and reclassified such amount from the accumulated provision for depreciation, depletion and amortization to other non-current liabilities. The cumulative effect of the accounting change also reflected a $350 million increase in property, plant and equipment for capitalized asset retirement costs and a $90 million increase in the accumulated provision for depreciation, depletion and amortization, representing the depreciation of such costs through December 31, 2002.

In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, Dominion will continue its practice of accruing for future costs of removal for its cost-of-service rate regulated gas and electric utility assets, even if no legal obligation to perform such activities exists. At December 31, 2002, Dominion’s accumulated depreciation, depletion and amortization included $596 million, representing the estimated future cost of such removal activities.

Energy Trading Contracts

In October 2002, the Emerging Issues Task Force (EITF) rescinded EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10). As a result, certain energy-related commodity contracts held for trading purposes will no longer be subject to fair value accounting. The affected contracts are those energy-related contracts held for trading purposes that are not considered to be derivatives under SFAS No. 133. Under EITF 98-10 accounting, the fair value of energy contracts was measured at each reporting date, with changes in fair value, including unrealized amounts, reported in earnings. Energy-related contracts affected by the rescission of EITF 98-10 will be subject to accrual accounting and recognized as revenue or expense at the time of contract performance, settlement or termination.

The rescission of EITF 98-10 primarily affects the timing of recognition in earnings from Dominion’s energy-related trading contracts. In addition, affected contracts will no longer be reported at fair value on Dominion’s balance sheet. The EITF 98-10 rescission was effective for all non-derivative energy trading contracts initiated after October 25, 2002. As a result of implementing the change for all non-derivative energy trading contracts initiated prior to October 25, 2002, Dominion recognized a loss of $67 million (net of taxes of $43 million) as the cumulative effect of this change in accounting principle effective January 1, 2003.

Accounting for Guarantees

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57 and 107 (FIN No. 45). Under FIN No. 45, issuers of certain types of guarantees must recognize a liability based on the fair value of the guarantee issued, even when the likelihood of making payments is remote. In addition, FIN No. 45 requires increased disclosures for specific types of guarantees.

FIN No. 45’s initial recognition requirements apply only to guarantees issued or modified after December 31, 2002. Dominion does not anticipate any material impact on its future results of operations or financial condition as a result of recording newly issued or modified guarantees at fair value. FIN No. 45’s disclosure requirements are effective for financial statements ending after December 15, 2002. See Note 27.

Consolidation of Variable Interest Entities

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN No. 46) which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” The underlying principle behind the new Interpretation is that if a business enterprise has the majority financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN No. 46 explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Dominion will apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, Dominion will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning July 1, 2003.

As discussed in Note 27, Dominion, through certain subsidiaries, has entered into agreements with variable interest entities in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. Under existing accounting guidance, neither the project assets nor related obligations are currently reported on

Dominion’s Consolidated Balance Sheets. As these variable interest entities are currently structured, Dominion would be determined to be the primary beneficiary under FIN No. 46 and would be required to consolidate these variable interest entities beginning in the third quarter of 2003. Based upon total project costs incurred through December 31, 2002, consolidation of these variable interest entities would result in an additional $1.6 billion in property, plant and equipment and related debt. Dominion’s maximum exposure to loss resulting from these agreements is $1.3 billion as of December 31, 2002. This assessment is based upon total project costs through December 31, 2002 and assumes the property, plant and equipment will have no value at the end of their lease terms, which management believes is highly unlikely. Dominion is considering other financing structures for these projects in the future that may result in continued off-balance sheet treatment.

As discussed in Note 30, Dominion has a 50 percent membership interest in Dominion Fiber Ventures, LLC (DFV), a telecommunications joint venture with approximately $850 million in total assets at December 31, 2002. Under existing accounting guidance, Dominion’s investment in this variable interest entity has been accounted for under the equity method. Under FIN No. 46, Dominion would have been determined to be DFV’s primary beneficiary and thus would have been required to consolidate DFV beginning July 1, 2003. However, as described in Note 30 under Subsequent Event, Dominion began consolidating DFV in February 2003 following its acquisition of substantially all of DFV’s outstanding senior notes, which significantly increased Dominion’s financial interest in DFV. Dominion’s maximum exposure to loss related to its involvement with DFV consists of its $85 million investment in DFV as of December 31, 2002, as well as the $633 million invested in DFV in February 2003 through the acquisition of DFV’s senior notes. In addition, under the joint venture agreements, Dominion must absorb substantially all future DFV operating losses and is exposed to DFV’s obligation for payments to the other DFV investor, representing a return on its investment.

Dominion, through a Dominion Capital subsidiary, has an interest in a developer and manufacturer of engineered polymer products. It is likely that Dominion would be determined to be the primary beneficiary of this variable interest entity under FIN No. 46. Dominion’s maximum exposure to loss as a result of its involvement with this entity is $44 million at December 31, 2002.

Dominion’s management does not anticipate that the changes in accounting requirements will impact planned levels of financing or its credit ratings. Dominion does not anticipate that the adoption of FIN No. 46 will have a material impact on its results of operations for the year ended December 31, 2003.

Other

SFAS No. 133 Guidance—In connection with the January 2003 EITF meeting, FASB was requested to reconsider an interpretation of SFAS No. 133. The interpretation, which is contained in the Derivatives Implementation Group’s C11 guidance, relates to contracts with pricing terms that include broad market indices. In particular, that guidance discusses whether the pricing in a contract that contains broad market indices (e.g., consumer price index) could qualify as a normal purchase or sale and therefore not be subject to fair value accounting. Dominion has certain power purchase and sale contracts that are subject to the guidance addressed in the request for reconsideration. Dominion does not expect the effect of implementing any change, that would ultimately be required as a result of the guidance being clarified, to be material to its results of operations or financial position.

Future Accounting Changes—FASB’s standard-setting process is ongoing. Some of the projects currently on FASB’s agenda include: financial instruments, revenue recognition and procedures related to the purchase method of accounting used for business combinations. In the financial instruments project, FASB is considering whether certain financial instruments should be classified as equity or liabilities on the balance sheet. FASB plans to issue a limited scope statement in 2003. In December 2002, FASB decided to broaden the scope of this project to include development of guidance related to measuring the fair value of financial instruments. The fair value measurement guidance developed in this project would supersede existing guidance. In establishing its revenue recognition project, FASB recognized that no comprehensive standard on revenue recognition exists. FASB plans to issue exposure drafts on a comprehensive accounting standard on revenue recognition and related amendments of its concepts statements in mid-2004 and to finalize the standard and related amendments in 2005. In its project concerned with the purchase method of accounting for business combinations, FASB’s deliberations are expected to consider the following: how to measure the fair value of the exchange; recognition and measurement of acquired assets and assumed liabilities, including pre-acquisition contingencies; and issues related to non-controlling interests. Until new standards have been finalized and issued by FASB, Dominion cannot determine the impact on the reporting of its operations that may result from any such future changes.

Notes to Consolidated Financial Statements—(Continued)

5. Acquisitions

Cove Point LNG Limited Partnership

In September 2002, Dominion acquired 100 percent ownership of Cove Point LNG Limited Partnership (Cove Point), a cost-based rate-regulated entity, from a subsidiary of The Williams Companies for $225 million in cash. Dominion recorded $75 million of goodwill representing the excess of the purchase price over the regulatory basis of Cove Point’s assets acquired and liabilities assumed. Cove Point’s assets include a liquefied natural gas import facility located near Baltimore, Maryland that is under reconstruction, a liquefied natural gas storage facility and an approximately 85-mile natural gas pipeline. Dominion expects Cove Point to become fully operational in 2003. Dominion incurred $33 million of additional development costs during 2002 and expects to incur $84 million of costs in 2003. Cove Point is included in the Dominion Energy operating segment and all of the goodwill arising from the acquisition has been allocated to that segment for purposes of impairment testing under SFAS No. 142.

Mirant State Line Ventures, Inc.

In June 2002, Dominion acquired 100 percent ownership of Mirant State Line Ventures, Inc. (State Line) from a subsidiary of Mirant Corporation for $185 million in cash. State Line’s assets include a 515-megawatt coal-fired generation facility located near Hammond, Indiana. Its operations are included in the Dominion Energy operating segment.

Louis Dreyfus Natural Gas Corp.

In November 2001, Dominion acquired all of the outstanding shares of common stock of Louis Dreyfus Natural Gas Corp. (Louis Dreyfus), a natural gas and oil exploration and production company headquartered in Oklahoma City, Oklahoma. The aggregate purchase price was $1.8 billion, which consisted of approximately 14 million shares of Dominion common stock valued at $881 million, $902 million in cash and employee stock options with a fair value on the date of grant of approximately $13 million. Dominion initially recorded $519 million of goodwill, representing the excess of purchase price over amounts allocated to Louis Dreyfus’ assets acquired and liabilities assumed. The purchase price allocation was completed during the first quarter of 2002 upon receipt of information from outside specialists, increasing liabilities and goodwill each by $24 million.

The operations of Louis Dreyfus are included in the Dominion Exploration & Production operating segment. All of the goodwill arising from the acquisition has been allocated to that segment for purposes of impairment testing under SFAS No. 142. In accordance with SFAS No. 142, no goodwill amortization was recorded related to the acquisition.

Millstone Power Station

In March 2001, Dominion acquired Millstone Power Station (Millstone), a nuclear power station located in Waterford, Connecticut. The aggregate purchase price was $1.3 billion in cash, consisting of approximately $1.2 billion for plant assets and $105 million for nuclear fuel. Dominion recorded $302 million of goodwill representing the excess of the purchase price over amounts allocated to Millstone’s assets acquired and liabilities assumed. The operations of Millstone are included in the Dominion Energy operating segment and all of the goodwill arising from the acquisition has been allocated to that segment for purposes of impairment testing under SFAS No. 142.

CNG

In January 2000, Dominion acquired all of the outstanding shares of CNG and accounted for the acquisition under the purchase method of accounting. The aggregate purchase price was $6.4 billion, consisting of approximately 87 million shares of Dominion common stock valued at $3.5 billion and approximately $2.9 billion in cash. Dominion recorded $3.5 billion of goodwill, representing the excess of the purchase price over the fair value of CNG’s operations not subject to cost-based rate regulation and the historical carrying value of CNG’s operations subject to cost-of-service rate regulation. The operations of CNG are reported in Dominion’s Energy, Delivery and Exploration & Production operating segments and the goodwill arising from the CNG acquisition has been allocated among those segments for purposes of impairment testing under SFAS No. 142.

6.    Divestitures

As of December 31, 2002, Dominion had substantially completed its strategy to exit the core operating businesses of DCI as required by the SEC under the 1935 Act. Currently, Dominion is required to divest of all remaining DCI holdings by January 2006. See Note 9 for charges recognized in connection with the DCI exit strategies in 2001 and 2000. In 2001, Dominion sold Saxon Capital, Inc. and recognized an after-tax loss of $25 million. Under the terms of the sale, Dominion received $116 million in cash, a $25 million note and a non-controlling equity interest that was subsequently sold for $25 million. In addition, Dominion retained approximately $300 million in retained interests related to prior mortgage loan securitizations. Dominion held $185 million and $269 million of retained interests from mortgage loan securitizations at December 31, 2002 and 2001, respectively.

In 2000, Dominion sold $600 million of commercial loans and transferred $223 million of outstanding commercial loan commitments. As of December 31, 2002, Dominion held commercial and other loans receivable of $87 million, net of allowances for loan losses, and $266 million of CLO and CDO-related retained interests. At December 31, 2001, Dominion held commercial and other loans receivable of $106 million, net of allowances for loan losses, and $268 million of CLO and CDO-related retained interests.

In 2000, Dominion completed the sales of Virginia Natural Gas, Inc. and CNG International’s Argentine assets for $678 million. Representing assets held for sale from the CNG acquisition, those transactions did not result in the recognition of any gain or loss. Also in 2000, Dominion completed the sale of its interest in Corby Power Limited for $78 million, resulting in an after-tax gain of $13 million. Dominion completed the sale of its interests in electric generation capacity in Latin America for $405 million in 2000 and 1999, for which Dominion recognized an after-tax impairment loss of $21 million in 1999.

7.    Operating Revenue

	Year Ended December 31,

(millions)	2002	2001	2000

Regulated Sales
Electric	$4,856	$4,619	$4,492
Gas	876	1,409	1,374
Nonregulated Sales
Electric	1,017	1,022	318
Gas	778	1,073	671
Gas transportation and storage	705	702	486
Gas and oil production	1,334	1,057	857
Other	652	676	1,048

Total operating revenue	$10,218	$10,558	$9,246

The primary types of sales and service activities reported as operating revenue include:

Regulated electric sales consist primarily of state-regulated retail electric sales and federally regulated wholesale electric sales and electric transmission services subject to cost-of-service rate regulation.

Regulated gas sales consist primarily of state-regulated retail natural gas sales and related distribution services.

Nonregulated electric sales consist primarily of sales of electricity from utility, independent power production and merchant nuclear plant resources at market-based rates and net operating revenue from electric trading activities.

Nonregulated gas sales consist primarily of sales of natural gas at market-based rates, brokered gas sales and net operating revenue from gas trading activities. Natural gas sold includes gas produced by Dominion as well as purchased gas.

Gas transportation and storage consists primarily of federally-regulated sales of gathering, transmission, distribution and storage services. Also included are gas distribution charges to retail distribution service customers opting for alternate suppliers.

Gas and oil production consists primarily of sales of natural gas, oil and condensate produced by Dominion. Gas and oil production revenue is reported net of royalties.

Other revenue consists primarily of miscellaneous service revenue from electric and gas distribution operations; sales of coal, brokered oil and other extracted products; gas and oil processing; gas transmission capacity release; and interest and other income from financial services operations.

Dominion’s customer accounts receivable at December 31, 2002 and 2001 included $334 million and $307 million, respectively, of accrued unbilled revenue based on estimated electric energy or natural gas delivered but not yet billed to its utility customers. Considering historical usage and applicable customer rates, Dominion estimates unbilled utility revenue based on weather factors and, for electric customers, total daily electric generation supplied after adjusting for estimated losses of energy during transmission.

8.    Restructuring and Acquisition-Related Activities

2001 Restructuring Costs

In the fourth quarter of 2001, after fully integrating CNG’s organization and operations with those of Dominion, management initiated a focused review of Dominion’s combined operations and developed a plan of reorganization. As a result, Dominion recognized $105 million of restructuring costs which included employee severance and termination benefits and the abandonment of leased office space no longer needed. In addition, restructuring charges included approximately $46 million related to departing employees for modifications of stock options, special termination benefits and losses related to the settlement of the related nonqualified pension obligation and plan curtailment attributable to reductions in expected future years of service of plan participants. See Note 26.

Under the 2001 restructuring plan, Dominion identified approximately 340 salaried positions to be eliminated and recorded $42 million in employee severance-related costs. Severance payments were based on the individual’s base salary and years of service at the time of termination. In 2002, Dominion recorded an $8 million adjustment to the liability for severance and related costs and reported it in restructuring and other acquisition-related costs in the Consolidated Statements of Income. With 303 positions actually being eliminated under the plan, the adjustment reflected a reduction in the number of employee positions being

Notes to Consolidated Financial Statements—(Continued)

eliminated and a reduction for differences between actual and estimated base salaries and years of service for those employees actually terminated under the plan.

Restructuring and related costs for the year ended December 31, 2001 were as follows:

(millions)

Severance and related costs	$42
Nonqualified plan benefits, settlement and other costs	46
Lease termination and restructuring	13
Other	4

Total restructuring costs	$105

The change in the liabilities for severance and related costs and lease termination costs during 2002 is presented below:

(millions)	Severance Liability	Lease Liability

Balance at December 31, 2001	$42	$10
Amounts paid	(24)	(1)
Revision of estimate	(8)

Balance at December 31, 2002	$10	$9

2000 Restructuring and Acquisition-Related Activities

During 2000, Dominion incurred charges associated with the divestiture of certain businesses and the implementation of a restructuring plan for the operations of Dominion and its subsidiaries. The divestitures and restructuring plans were driven by certain requirements associated with the CNG acquisition and a focus on operations in the region that begins at the Mid-America Interconnected Network (MAIN) and extends north-eastward through Maine (MAIN-to-Maine). The restructuring plan included an involuntary severance program, a voluntary early retirement program (ERP) and a transition plan to consolidate operations after the CNG acquisition.

For the year ended December 31, 2000, Dominion recorded $460 million of restructuring and acquisition-related costs, including those incurred from exiting certain businesses of DCI, as follows:

(millions)

Severance and related costs	$70
Commodity contract losses	55
Information technology related costs	35
Lease termination and restructuring	14
DCI exit strategies (see Note 9)	172
ERP benefit costs (see Note 26)	114
Curtailment gains (see Note 26)	(26)
Other	26

Total	$460

Employee Severance Programs—As a result of the 2000 restructuring activities, Dominion eliminated 750 salaried positions. Severance payments were based on the individual’s base salary and years-of-service at the time of termination. In addition, severance payments were provided to employees at DCI who were terminated as part of Dominion’s strategy to exit certain businesses of DCI. At December 31, 2001, $3 million of severance and related benefit costs accrued under the plan had not yet been paid; such amounts were paid during 2002.

Change in Risk Management Strategy—During the first quarter of 2000, Dominion created an enterprise risk management group with responsibility for managing Dominion’s aggregate energy portfolio, including the related commodity price risk, across its consolidated operations. In connection with this change in risk management strategy, management evaluated CNG’s hedging strategy in relation to Dominion’s combined operations and designated CNG’s portfolio of derivative contracts that existed on January 28, 2000, as held for purposes other than hedging for accounting purposes. This action required a change to mark-to-market accounting and resulted in $55 million of losses recognized in the first quarter of 2000 before Dominion had either financially settled the contracts or had entered into offsetting contracts.

Other—Restructuring and other acquisition-related costs included amounts paid to employees to retain their services during the post-acquisition transition period, amounts payable under certain employee contracts and information technology systems and operations integration costs. The information technology costs included excess amortization expense attributable to shortening the useful lives of capitalized software being impacted by systems integration and related conversion costs. Dominion also incurred lease termination and restructuring costs as a result of the consolidation of operations.

9.    Impairment Losses—DCI Operations

In 2002, Dominion recognized impairment losses of $24 million ($16 million after-tax) on its retained interests in mortgage securitizations and goodwill associated with a DCI subsidiary. These impairment losses were reported in other operations and maintenance expenses. See Note 18 for a discussion of the goodwill impairment. In 2001, Dominion recognized impairment losses of $281 million on various investments at DCI and reported the losses in other operations and maintenance expenses. These charges, after-tax, reduced 2001 net income by $183 million. In 2000, Dominion recognized impairment losses of $291 million, of which $172 million was determined to be attributable to Dominion’s DCI exit strategy and were included in restructuring and other acquisition-related costs. The remaining $119 million of impairment charges were related to normal operations of DCI and are included in other operations and maintenance expenses. See Notes 6, 8 and 13. These charges, after-tax, reduced 2000 net income by $186 million. The 2002, 2001 and 2000 impairments are reflected in the Corporate and Other operating segment. See Note 32.

The table below presents a summary of the impairment losses recorded in 2002, 2001 and 2000:

(millions)	2002	2001	2000

Retained interests from mortgage securitizations	$11	$21	$106
Retained interests from CLO/CDO securitizations		81
Loans receivable		94	36
Venture capital and other equity investments	13	64	46
Investment in First Source Financial LLP			49
Real-estate projects and other		21	54

Total	$24	$281	$291

Retained Interests—Mortgage, CLO and CDO Securitizations

As part of routine quarterly reviews of its retained interests in mortgage securitizations during the fourth quarter of 2002, Dominion revised its prepayment speed assumptions for estimating fair values and, as a result, recognized an $11 million write-down of the carrying values of those investments. During its review of its retained interests in mortgage, CLO and CDO securitizations in 2001, Dominion considered the following: historical performance of its securitized pools; recent prepayment and credit loss experience of loans in those pools; other industry data; and economic factors prevailing in the U.S. economy, particularly conditions brought about by the September 11, 2001 events and the mortgage interest rate environment at the time of the assessment. In light of actual credit loss experience and actual prepayment activity of certain mortgage and commercial loans in the securitization trusts, Dominion increased its credit loss and prepayment speed assumptions used to estimate the fair value of its retained interests in mortgage, CLO and CDO securitizations. With these changes in estimates, Dominion recognized a write-down of the carrying values of its retained interests in mortgage and CLO and CDO securitizations of $21 million and $81 million, respectively. During the first half of 2000, in response to changes in market conditions, Dominion increased the discount rate used to value the interest-only strips included in its retained interests in mortgage securitizations from 12 percent to 17 percent and recognized a loss of $106 million. See Note 13 for significant credit loss, prepayment and discount rate assumptions.

Loans and Other Investments

The other impairments and loss provisions in 2001 reflect Dominion’s current estimate of net realizable values considering the dramatically weakened economy and increasing instances of bankruptcies, defaults and major restructurings that significantly diminished investment values. Dominion’s valuation methodologies and assumptions vary by investment and include cash flow analysis, signed contracts, independent third-party appraisals and, in certain cases, liquidation value.

10.    Income Taxes

Income before provision for income taxes, classified by source of income, before minority interests, was as follows:

	Year Ended December 31,

(millions)	2002	2001	2000

U.S.	$2,018	$816	$552
Non-U.S.	25	98	48

Total	$2,043	$914	$600

Details of income tax expense were as follows:

	Year Ended December 31,

(millions)	2002	2001	2000

Current
Federal	$(46)	$104	$255
State	13	62	20
Non-U.S.		3

Total current	(33)	169	275

Deferred
Federal	654	151	(111)
State	65	24	16
Non-U.S.	13	45	22

Total deferred	732	220	(73)

Amortization of deferred investment tax credits—net	(18)	(19)	(19)

Total income tax expense	$681	$370	$183

Notes to Consolidated Financial Statements—(Continued)

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	Year Ended December 31,

	2002(1)	2001(2)	2000

U.S. statutory rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
Utility plant differences	(0.1)	0.5	0.8
Preferred dividends	0.3	0.9	2.1
Amortization of investment tax credits	(0.7)	(1.7)	(2.3)
Nonconventional fuel credit	(1.8)	(4.6)	(7.1)
Other benefits and taxes related to foreign operations	0.2	3.0	(2.7)
State taxes, net of federal benefit	2.5	5.9	4.3
Goodwill amortization		3.3	4.4
Employee pension and other benefits	(0.6)	(1.4)	(1.4)
Employee stock ownership plan deduction	(0.8)
Other, net	(0.7)	(0.5)	(2.6)

Effective tax rate	33.3%	40.4%	30.5%

(1)	Dominion’s effective income tax rate decreased, reflecting the effect of including certain subsidiaries in Dominion’s consolidated state income tax returns. In addition, the effective tax rate decreased for foreign earnings, the impact of discontinuing goodwill amortization for book purposes and other factors.
(2)	Dominion’s effective income tax rate increased in 2001 due to its utility operations in Virginia becoming subject to state income taxes in lieu of gross receipts taxes, higher effective rates associated with foreign earnings and higher pretax income in relation to nonconventional fuel tax credits realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Dominion’s net deferred taxes consist of the following:

	At December 31,

(millions)	2002	2001

Deferred income tax assets:
Other comprehensive income	$246
Deferred investment tax credits	37	$43
Other	18	122

Total deferred income tax assets	301	165

Deferred income tax liabilities:
Depreciation method and plant basis differences	2,007	1,911
Income taxes recoverable through future rates	15	19
Partnership basis differences	184	113
Investee earnings reported in different tax periods	149	143
Postretirement and pension benefits	517	464
Intangible drilling costs	723	520
Geological, geophysical and other exploration differences	196	170
Deferred state income taxes	222	221
Other comprehensive income		182
Other	298	113

Total deferred income tax liabilities	4,311	3,856

Total net deferred income tax liabilities(1)	$4,010	$3,691

(1)	For 2002 and 2001, total net deferred income tax liabilities include $89 million and $121 million, respectively, of current deferred tax assets reported in other current assets.

At December 31, 2002, Dominion had U.S. federal net operating loss carryforwards of $107 million. These carryforwards are expected to be fully utilized between 2003 and 2007. These amounts resulted from the acquisition of subsidiaries.

11.    Earnings Per Share

The following table presents Dominion’s basic and diluted earnings per share (EPS) calculation:

	Year ended December 31,

(millions, except per share amounts)	2002	2001	2000

Basic
Income before cumulative effect of a change in accounting principle	$1,362	$544	$415
Average shares of common stock outstanding—basic	281.0	250.2	235.2
Basic EPS	$4.85	$2.17	$1.76

Diluted
Income before cumulative effect of a change in accounting principle	$1,362	$544	$415
Average shares of common stock outstanding	281.0	250.2	235.2
Net effect of dilutive stock options(1)	1.6	2.3	0.7

Average shares of common stock outstanding—diluted	282.6	252.5	235.9
Diluted EPS	$4.82	$2.15	$1.76

Average anti-dilutive shares excluded from the EPS calculation	11.0	3.0	4.0

(1)	Represents the effect of “in-the-money” stock options on the calculation of average outstanding shares of common stock.

12.    Inventories

At December 31, 2002 and 2001, stored gas inventory used in local gas distribution operations was valued at $52 million and $84 million, respectively, under the last-in-first-out (LIFO) method. Based on the average price of gas purchased during 2002, the current cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by approximately $163 million. At December 31, 2002 and 2001, the stored gas inventory of certain of Dominion’s nonregulated gas operations was valued at $179 million and $98 million, respectively, using primarily the weighted average cost method.

A portion of gas in underground storage used as a pressure base and for operational balancing was included in property, plant and equipment in the amount of $124 million at December 31, 2002 and 2001. Property, plant and equipment also reflected a reduction for volumes temporarily withdrawn from storage and valued at replacement costs of $53 million and $25 million as of December 31, 2002 and 2001, respectively.

Materials and supplies and fossil fuel inventories are valued using primarily the weighted average cost method.

13.    Securitization of Financial Assets

In prior years, Dominion sold residential mortgage loans and commercial loans in securitization transactions. In those securitizations, Dominion retained servicing responsibilities and interests which are subordinate to the interests of investors participating in the securitizations. The investors and the securitization trusts have no recourse to Dominion’s other assets for failure of debtors to pay when due. In 2001 and 2000, Dominion recognized pretax gains of $21 million and $85 million, respectively, on the securitization of residential mortgage loans.

Dominion’s retained interests in mortgage securitizations were based on rights to annual servicing fees approximating 50 basis points of the outstanding balance and rights to future cash flows from the performance of the loan portfolios after the investors in the securitization trusts have received their contracted return. In addition, Dominion will continue to receive future cash flows from prepayment penalties on mortgage loans that payoff during the contractual penalty period. The value of the retained interests is subject to credit, prepayment and interest rate risks related to the mortgage loans sold. For CLOs, Dominion receives annual servicing fees of 38 basis points of the outstanding balance and rights to future cash flows after the investors in the securitization trusts have received their contracted return. The estimated fair value of Dominion’s retained interests at the time of the 2001 and 2000 securitizations was based on expected cash flow recoveries from the loan portfolios. The majority of the commercial loans securitized were variable rate loans. As a result, changes in interest rates will not cause a material change in the performance of the loan portfolios. See Notes 2 and 9 for a discussion of Dominion’s accounting policy for securitizations and the outcome of routine quarterly reviews of retained interests in mortgage, CLO and CDO securitizations during 2002, 2001 and 2000 and related impairment charges.

Activity for the retained interests from securitizations of mortgage loans, including interest-only strips and servicing rights, and the CLO and CDO retained interests is summarized as follows:

(millions)	Interest-Only Strips— Mortgage Loans(1)	Servicing Rights Mortgage Loans	Retained Interest— CLO	Retained Interest— CDO

Balance at January 1, 2000	$347	$39		$58
Retained from securitization	99	18	$76	30
Amortization	(16)	(7)
Cash received	(51)			(4)
Gain on trading securities	25
Fair value adjustment	(102)	(5)		(1)

Balance at December 31, 2000	302	45	76	83
Retained from securitization	33		196
Amortization	(9)
Cash received	(55)			(6)
Gain on trading securities	19
Servicing rights sold(2)		(45)
Fair value adjustment	(21)		(67)	(14)

Balance at December 31, 2001	269	—	205	63
Amortization	(5)
Cash received	(49)			(2)
Loss on securities	(19)
Fair value adjustment	(11)

Balance at December 31, 2002	$185	—	$205	$61

(1)	Includes prepayment penalties.
(2)	Dominion sold all of its servicing rights as part of its sale of Saxon Mortgage in 2001.

Notes to Consolidated Financial Statements—(Continued)

Presented below are the fair values of Dominion’s retained interests and related key economic assumptions as of December 31, 2002 and the sensitivity of the retained interests’ fair value to adverse changes of 10 percent and 20 percent in those assumptions:

(millions, except percentages)	Retained Interest— Mortgage Loans	Retained Interest— CLO		Retained Interest— CDO

Carrying amount/fair value	$182	$205		$61
Weighted-average life (in years)	3.54	1.87		3.69

Prepayment speed assumption (annual rate)	(1)	N/A		N/A
Impact on fair value of 10% adverse change	$(12)	N/A		N/A
Impact on fair value of 20% adverse change	(23)	N/A		N/A

Expected credit losses (annual rate)	3.6%	4	%(2)	2	%(3)
Impact on fair value of 10% adverse change	$(7)	$(6)		$(3)
Impact on fair value of 20% adverse change	(14)	(10)		(7)

Residual cash flows discount rate (annual)	17%	10%		16.9%
Impact on fair value of 10% adverse change	$(6)	$(10)		$(4)
Impact on fair value of 20% adverse change	(11)	(15)		(8)

Interest rates on variable and adjustable contracts	(4)	N/A		N/A
Impact on fair value of 10% adverse change	$(2)	N/A		N/A
Impact on fair value of 20% adverse change	(4)	N/A		N/A

(1)	Fixed rate loans ramp up to 25 constant prepayment rate (CPR) over 16 months. Adjustable rate loans ramp up to 65 CPR over 16 months, ramping down to 40 CPR over 12 months. Second liens ramp up to 35 CPR over 16 months, ramping down to 22 CPR over 26 months. Two-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 65 CPR in month 25; ramping to 31 CPR over 7 months. Three-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 60 CPR in month 37; ramping down to 31 CPR over 7 months.
(2)	Defaults occur at the beginning of each period. They are applied on constant percentage to the period’s beginning collateral balance.
(3)	Assets rated Caa1 and lower are defaulted using a cumulative default rate (CDR) vector based upon Moody’s Cumulative Default Rates for Caa1-C securities. A 2 percent per annum CDR is applied to remaining assets with ongoing recoveries of 40 percent and 80 percent on bonds and loans, respectively.
(4)	Based on the full forward 1-month LIBOR, 6-month LIBOR or 1-year constant maturity treasury rate through January 1, 2006 based on the variable component of the variable rate contracts.

These sensitivities are hypothetical. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests was calculated without changing any other assumption. In reality, changes in one factor may result in changes in another factor which might magnify or counteract the sensitivities. For example, increases in market interest rates may result in lower prepayments and increased credit losses.

14.    Investment Securities

Dominion holds marketable debt and equity securities classified as available-for-sale. Those investments are reported as available-for-sale securities on the Consolidated Balance Sheets in Other Investments. In addition, the Millstone nuclear decommissioning trust funds holds marketable debt and equity securities classified as available-for-sale. See Note 16 for additional disclosure of Dominion’s accounting for the Millstone decommissioning trusts. Available-for-sale securities as of December 31, 2002 and 2001 are summarized below:

(millions)	Fair Value	Total Unrealized Gains Included in AOCI	Total Unrealized Losses Included In AOCI

2002
Equity securities	$489	$1	$118
Debt securities	758	14	14

Total	$1,247	$15	$132

2001
Equity securities	$551	$11	$4
Debt securities	684	1	16

Total	$1,235	$12	$20

Debt securities backed by mortgages and loans do not have stated contractual maturities as borrowers have the right to call or repay obligations with or without call or prepayment penalties. At December 31, 2002, these debt securities totaled $448 million. See Note 13 for a discussion of the assumed weighted average life of those investments. The fair value of all other debt securities at December 31, 2002 by contractual maturity are as follows:

(millions)

Due in one year or less	$4
Due after one year through five years	56
Due after five years through ten years	96
Due after ten years	146

Total	$302

Proceeds from sales of available-for-sale securities were $577 million for 2002, $484 million for 2001 and $3 million for 2000. Realized gains associated with sales of available-for-sale securities totaled $58 million for 2002, $18 million for 2001 and $1 million for 2000. Realized losses on those sales totaled $58 million, $4 million and $6 million for 2002, 2001 and 2000, respectively. Beginning in 2001, proceeds and realized gains and losses included activity in the Millstone nuclear decommissioning trusts. The cost of these securities was determined on a specific identification basis. For 2002, Dominion recognized net unrealized losses of $5 million on trading securities, other than those associated with its retained interests from previously securitized mortgages, which are discussed below. For 2001 and 2000, net unrealized holding gains on trading securities increased pre-tax earnings by $21 million and $6 million, respectively. Net unrealized holding gains for 2000 included a $14 million loss relating to the reclassification of certain available-for-sale securities to the trading category.

During the second quarter of 2002, Dominion evaluated its ability to sell its retained interests from previously securitized mortgages. The evaluation process included discussions with various investment advisors, securitizers of mortgages and others in the mortgage industry. The result of that evaluation was that the retained interests were not readily marketable on terms that would be acceptable to Dominion. Therefore, during the second quarter of 2002, Dominion reclassified its retained interests from trading to available-for-sale. While classifying the retained interests as trading, Dominion recognized $5 million of net realized and unrealized pre-tax losses in earnings through May 1, 2002. Beginning on May 1, 2002, unrealized gains and losses on the retained interests were recorded in other comprehensive income.

15.   Derivative Instruments, Hedge Accounting and Energy Trading Activities

Adoption of SFAS No. 133

Dominion adopted SFAS No. 133 on January 1, 2001 and recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $183 million, net of taxes of $106 million.

Risk Management Policy

Dominion uses derivative instruments to manage the commodity and financial market risks of its business operations. Dominion manages the price risk associated with purchases and sales of electricity, natural gas and oil by using derivative instruments including futures, forwards, swaps and options. Dominion manages the foreign exchange risk associated with anticipated future purchases denominated in foreign currencies through currency forward contracts. Dominion also manages its interest rate risk exposure, in part, by entering into interest rate swap transactions.

As part of its strategy to market energy and to manage related risks, Dominion manages a portfolio of commodity-based derivative instruments held for trading purposes. These contracts are sensitive to changes in the prices of energy commodities, primarily natural gas and electricity. Dominion uses established policies and procedures to manage the risks associated with these price fluctuations and uses various derivative instruments, such as futures, swaps and options, to reduce risk by creating offsetting market positions. Dominion has operating procedures in place that are administered by experienced management to help ensure that proper internal controls are maintained regarding the use of derivative instruments. In addition, Dominion has established an independent function to monitor compliance with the risk management policies of all subsidiaries.

Dominion designates a substantial portion of derivative instruments held for purposes other than trading as fair value or cash flow hedges for accounting purposes. A significant portion of Dominion’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of electricity, natural gas, oil and other commodities. Dominion also uses cash flow hedge strategies to hedge the variability in foreign exchange rates and variable interest rates on long-term debt. In its cash flow hedges, Dominion uses the derivative instruments discussed in the preceding paragraphs. Dominion also engages in fair value hedges by using natural gas swaps, futures and options to mitigate the fixed price exposure inherent in its firm commodity commitments. In addition, Dominion has designated interest rate swaps as fair value hedges to manage its exposure to fixed interest rates on certain long-term debt. Certain non-trading derivative instruments are not designated as hedges for accounting purposes. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and interest rates.

Accounting Policy

Under SFAS No. 133, derivatives are recognized on the Consolidated Balance Sheets at fair value, unless an exception is available under the standard. Certain qualifying derivative contracts have been designated as normal purchases or normal sales contracts. These contracts are not reported at fair value, as otherwise required by SFAS No. 133.

Commodity contracts representing unrealized gain positions are reported as derivative and energy trading assets; commodity contracts representing unrealized losses are reported as derivative and energy trading liabilities. In addition, purchased options and options sold are reported as derivative and energy trading assets and derivative and energy trading liabilities, respectively, at estimated market value until exercise or expiration.

For all derivatives designated as hedges, Dominion formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for using the hedging instrument. Dominion assesses whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows both at the inception of the hedge and on an ongoing basis. Any change in fair value of the derivative that is not effective in offsetting changes in the fair value of the hedged item is recognized currently in earnings. Dominion discontinues hedge accounting prospectively for derivatives that have ceased to be highly effective hedges.

For fair value hedge transactions in which Dominion is hedging changes in the fair value of an asset, liability or firm

Notes to Consolidated Financial Statements—(Continued)

commitment, changes in the fair value of the derivative will generally be offset in the Consolidated Statements of Income by changes in the hedged item’s fair value. For cash flow hedge transactions in which Dominion is hedging the variability of cash flows related to a variable-priced asset, liability, commitment or forecasted transaction, changes in the fair value of the derivative are reported in AOCI. Derivative gains and losses reported in AOCI are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portions of the change in fair value of derivatives and the change in fair value of derivatives not designated as hedges for accounting purposes are recognized in current period earnings. For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. For options designated either as fair value or cash flow hedges, changes in time value are excluded from the measurement of hedge effectiveness and are therefore recorded in earnings.

Gains and losses on derivatives designated as hedges, when recognized, are included in operating revenue, expenses or interest and related charges in the Consolidated Statements of Income. Specific line item classification is determined based on the nature of the risk underlying individual hedge strategies. Changes in the fair value of derivatives not designated as hedges and the portion of hedging derivatives excluded from the measurement of effectiveness are included in other operation and maintenance expense in the Consolidated Statements of Income. Cash flows resulting from the settlement of derivatives used as hedging instruments are included in net cash flows from operating activities.

Derivatives and Hedge Accounting Results

In the Consolidated Statements of Income, Dominion recognized pre-tax gains (losses) related to hedge ineffectiveness and changes in time value of options excluded from the measurement of hedge effectiveness, as follows:

(millions)	2002	2001

Ineffectiveness:
Fair value hedges	$2	$(1)
Cash flow hedges	(31)	3

Total ineffectiveness	$(29)	$2

Change in options’ time value:
Fair value hedges	$(1)
Cash flow hedges	(1)	$(47)

Total change in options’ time value	$(2)	$(47)

The following table presents selected information related to cash flow hedges included in AOCI in the Consolidated Balance Sheet at December 31, 2002:

(millions)	Accumulated Other Comprehensive Income (Loss) After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term

Commodities	$(356)	$(156)	62 months
Interest Rate	(14)	(4)	282 months
Foreign Currency	14	4	59 months

Total	$(356)	$(156)

The actual amounts that will be reclassified to earnings in 2003 will vary from the expected amounts presented above as a result of changes in market prices, interest rates and foreign exchange rates. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Energy Trading Activities

Dominion’s non-derivative energy contracts initiated before October 25, 2002 and derivative instruments held for energy trading purposes are reported at fair value, with corresponding changes in value recognized immediately in earnings. See Note 4 for discussion of recent changes impacting the fair value accounting for energy trading contracts. Net gains and losses associated with Dominion’s commodity trading purchases and sales are presented net as nonregulated electric sales and nonregulated gas sales revenue. Cash flows resulting from the settlement of energy trading contracts are included in net cash flows from operating activities. The composition of operating revenue from commodity trading activities for the years 2002, 2001 and 2000 follows:

(millions)	Gains	Losses	Total

2002
Contract settlements	$10,340	$(10,310)	$30
Unrealized gains and losses	1,447	(1,402)	45

Operating revenue	$11,787	$(11,712)	$75

2001
Contract settlements	$5,208	$(5,209)	$(1)
Unrealized gains and losses	1,378	(1,238)	140

Operating revenue	$6,586	$(6,447)	$139

2000
Contract settlements	$2,773	$(2,692)	$81
Unrealized gains and losses	1,236	(1,211)	25

Operating revenue	$4,009	$(3,903)	$106

Enron Bankruptcy

Based on management’s evaluation of the estimated collectibility of amounts due from Enron Corp. and certain of its subsidiaries (Enron) and the valuation of Enron-related commodity contracts, Dominion recorded a pre-tax charge to earnings of approximately $151 million in the fourth quarter of 2001. This charge was comprised of approximately $9 million for net credit exposure on past energy sales to Enron for which payment has not been received and approximately $142 million related to the impaired fair value of natural gas forward and swap contracts with Enron. Management continues to believe that this charge substantially eliminates any further Enron-related earnings exposure.

During 2002, Dominion terminated all outstanding and open positions with Enron. Dominion has submitted a claim in the Enron bankruptcy case for the value of such contracts, measured at the effective dates of contract termination. Various contingencies, including developments in the Enron bankruptcy proceedings, may affect Dominion’s ultimate exposure to Enron.

Concurrent with the December 2, 2001 Enron bankruptcy filing, Dominion’s Enron derivatives designated as cash flow hedges of anticipated purchases and sales of natural gas no longer qualified for hedge accounting and, accordingly, were de-designated from their hedging relationships for accounting purposes.

16.    Nuclear Operations

Dominion has a total of six licensed, operating nuclear reactors at its Surry and North Anna plants in Virginia and its Millstone plant in Connecticut. Surry and North Anna serve customers of Dominion’s regulated electric utility operations. Millstone is a non-regulated merchant plant with two operating units. A third Millstone unit ceased operations before Dominion acquired the plant. See Notes 5 and 17 regarding the acquisition of Millstone and other information regarding jointly owned utility plants.

Decommissioning represents the decontamination and removal of radioactive contaminants from a nuclear power plant, once operations have ceased, in accordance with standards established by the NRC. Through June 2007, amounts are being collected from Virginia jurisdictional ratepayers and placed in external trusts and invested to fund the expected costs of decommissioning the Surry and North Anna units. As part of its acquisition of Millstone, Dominion acquired the decommissioning trusts for the three units that were fully funded to the regulatory minimum as of the acquisition date. Currently, Dominion believes that the amounts available in the trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone units, without any additional contributions to the trusts.

Accounting for Decommissioning

Utility Nuclear Plants—In accordance with the accounting policy recognized by regulatory authorities having jurisdiction over its electric utility operations, Dominion recognizes an expense for the future cost of decommissioning in amounts equal to amounts collected from ratepayers and earnings on trust investments dedicated to funding the decommissioning of Dominion’s utility nuclear plants. On the Consolidated Balance Sheets, the external trusts are reported at fair value with the accumulated provision for decommissioning included in accumulated depreciation. Net realized and unrealized earnings on the trust investments, as well as an offsetting expense to increase the accumulated provision for decommissioning, are recorded as a component of other income (loss) as permitted by regulatory authorities.

The balance of investments held in external trusts for Surry and North Anna decommissioning as well as the accumulated provision for decommissioning at December 31, 2002 and 2001, was $838 million and $858 million, respectively.

Dominion collected $36 million from ratepayers in each of the years ended 2002, 2001 and 2000 and expensed like amounts as a component of depreciation. Dominion recognized net realized gains and interest income of $11 million, $32 million and $20 million for 2002, 2001 and 2000, respectively. Dominion recognized net unrealized losses of $67 million, $61 million and $23 million, for 2002, 2001 and 2000, respectively. Dominion recognized offsetting increases or decreases to its provision for decommissioning in amounts equal to net realized and unrealized gains or losses for each period.

Merchant Nuclear Plant—The external trusts that hold investments dedicated to funding the decommissioning of Dominion’s merchant nuclear plant are classified as available for sale and reported in the Consolidated Balance Sheets at fair value. See Note 14. The balance of investments held in external trusts for Millstone decommissioning at December 31, 2002 and 2001 was $761 million and $839 million, respectively.

The accumulated provision for decommissioning, which is included in accumulated depreciation in the Consolidated Balance Sheets, was recorded upon the acquisition of Millstone at its estimated fair value using discounted cash flows of expected costs to perform the decommissioning activities. The balance of the accumulated provision for Millstone decommissioning was $700 million and $660 million at December 31, 2002 and 2001, respectively.

The accretion of the provision for decommissioning is expensed as a component of depreciation and was $40 million and $30 million for the years ended December 31, 2002 and 2001, respectively. Dominion realized net gains and interest income on trust investments of $21 million and $37 million in

Notes to Consolidated Financial Statements—(Continued)

2002 and 2001, respectively, and recorded such gains in other income. Dominion recorded unrealized losses on the decommissioning trusts of $99 million in 2002 in other comprehensive income. Unrealized losses on the decommissioning trust in 2001 were less than $1 million.

See Note 4 for a discussion of the adoption of SFAS No. 143 which will affect Dominion’s accounting for nuclear decommissioning costs.

Expected Costs for Decommissioning

The total estimated current cost to decommission Dominion’s seven nuclear units is $3.1 billion based on site-specific studies completed in 2002. Dominion expects to perform new cost studies in 2006. For all units except Millstone Unit 1, the current cost estimates assume decommissioning activities will begin shortly after cessation of operations, which will occur when operating licenses expire. Millstone Unit 1 is not in service and will be monitored until decommissioning activities begin for the remaining Millstone units. The current operating licenses expire in the years detailed in the following table. However, Dominion filed a request with the NRC in 2001 for a 20-year life extension for the Surry and North Anna units and expects to file a similar request for the Millstone units in 2004. Dominion expects to decommission the Surry and North Anna units during the period 2032 to 2045 and the Millstone units during the period 2050 to 2055.

	Surry		North Anna		Millstone

(millions)	Unit 1	Unit 2	Unit 1	Unit 2	Unit 1	Unit 2	Unit 3	Total

NRC license expiration year	2012	2013	2018	2020	(1)	2015	2025
Current cost estimate (2002 dollars)	$375	$368	$391	$363	$552	$522	$554	$3,125
Funds in external trusts at December 31, 2002	235	230	192	181	262	252	247	1,599
2002 contribu- tions to external trusts	11	11	7	7				36

(1)	Unit 1 ceased operations in 1998 before Dominion’s acquisition of Millstone.

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of the nuclear facilities. Dominion’s 2002 NRC minimum financial assurance amount, aggregated for the nuclear units, was $2.1 billion and has been satisfied by a combination of surety bonds and the funds being collected and deposited in the external trusts. Beginning in March 2003, Dominion expects to substitute a guarantee to replace the surety bonds currently being utilized.

Insurance

The Price-Anderson Act limits the public liability of a nuclear plant owner to $9.5 billion for a single nuclear incident. The Price-Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years. Dominion has purchased $200 million of coverage from commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, Dominion could be assessed up to $88 million for each of its seven licensed reactors, not to exceed $10 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed.

The Price-Anderson Act was first enacted in 1957 and has been renewed three times—in 1967, 1975 and 1988. Price-Anderson expired August 1, 2002, but operating nuclear reactors continue to be covered by the law. Congress is currently holding hearings to reauthorize the legislation. The expiration of the Price-Anderson Act has no impact on existing nuclear license holders.

Dominion’s current level of property insurance coverage ($2.55 billion for North Anna, $2.55 billion for Surry and $2.75 billion for Millstone) exceeds the NRC’s minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first to return the reactor to and maintain it in a safe and stable condition and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Dominion’s nuclear property insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $70 million. Based on the severity of the incident, the board of directors of Dominion’s nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. Dominion has the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

Dominion also purchases insurance from NEIL to cover the cost of replacement power during the prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, Dominion is subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period’s maximum assessment is $29 million.

Old Dominion Electric Cooperative, a part owner of the North Anna Power Station, and Massachusetts Municipal Wholesale Electric Company and Central Vermont Public Service Corporation, part owners of Millstone’s Unit 3, are responsible for their share of the nuclear decommissioning obligations and insurance premiums on applicable units, including any retrospective premium assessments and any losses not covered by insurance.

17.    Property, Plant and Equipment

Major classes of property, plant and equipment and their respective balances are:

	At December 31,

(millions)	2002	2001

Utility
Generation	$8,497	$8,415
Transmission	3,283	3,165
Distribution	7,347	7,024
Storage	781	755
Plant under construction	972	585
Nuclear fuel	740	757
Gas gathering and processing	341	285
General	830	876

Total utility	$22,791	$21,862

Nonutility
Exploration and production properties:
Proved	$6,265	$4,707
Unproved	1,440	1,508
Merchant generation properties—nuclear	921	968
Nuclear fuel	146	107
Merchant generation properties—other	629	361
Other—including plant under construction	439	284

Total nonutility	9,840	7,935

Total property, plant and equipment	$32,631	$29,797

Costs of unproved properties capitalized under the full cost method of accounting that are excluded from amortization at December 31, 2002, and the years in which such excluded costs were incurred, follow:

(millions)	Total	2002	2001	Years Prior

Property acquisition costs	$903	$103	$740	$60
Exploration costs	138	59	42	37
Capitalized interest	82	63	17	2

Total	$1,123	$225	$799	$99

Amortization rates for capitalized costs under the full cost method of accounting for Dominion’s United States and Canadian cost centers were as follows:

	Year Ended December 31,

(Per mcf equivalent)	2002	2001	2000

United States cost center	$1.13	$1.13	$1.13
Canadian cost center	0.85	0.78	0.92

Dominion’s proportionate share of jointly-owned utility plants at December 31, 2002 follows:

(millions, except percentages)	Bath County Pumped Storage Station	North Anna Power Station	Clover Power Station

Ownership interest	60.0%	88.4%	50.0%
Plant in service	$1,028	$1,861	$534
Accumulated depreciation	342	1,176	93
Nuclear fuel		341
Accumulated amortization of nuclear fuel		309
Construction work in progress	4	82	12

The co-owners are obligated to pay their share of all future construction expenditures and operating costs of the jointly-owned facilities in the same proportions as their respective ownership interest. Dominion reports its share of operating costs in the appropriate expense category in the Consolidated Statements of Income.

18.    Goodwill and Intangible Assets

In 2001, FASB issued SFAS No. 142, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and will be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Dominion adopted SFAS No. 142 on January 1, 2002 and completed its transitional and annual goodwill impairment tests during the second quarter of 2002, finding no instances of impairment. The discontinuance of goodwill amortization under SFAS No. 142 resulted in an increase in net income of $95 million in 2002.

Notes to Consolidated Financial Statements—(Continued)

Had the provisions of SFAS No. 142 requiring the discontinuance of goodwill amortization been applied for 2001 and 2000, Dominion’s net income and earnings per share would have been as follows:

Year Ended	Amount	Basic Earnings Per Share	Diluted Earnings Per Share

	(millions, except per share amounts)
2001
Reported net income	$544	$2.17	$2.15
Add: Goodwill amortization	95	0.38	0.38

Adjusted net income	$639	$2.55	$2.53

2000
As Reported:
Income before cumulative effect of a change in accounting principle	$415	$1.76	$1.76
Net income	$436	$1.85	$1.85
Add: Goodwill amortization	83	0.35	0.35

As Adjusted:
Income before cumulative effect of a change in accounting principle	$498	$2.11	$2.11
Net income	$519	$2.20	$2.20

In November 2002, a DCI subsidiary received an unfavorable arbitration ruling that affected its ability to recover disputed amounts for past and future performance under a contract with a major customer. Accordingly, Dominion performed a goodwill impairment test, using discounted cash flow analysis and recorded a goodwill impairment charge of $13 million in the fourth quarter of 2002 related to the DCI reporting unit.

The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

(millions)	Dominion Energy	Dominion Delivery	Dominion E&P	Corporate and Other	Total

Balance at December 31, 2001	$1,975	$1,344	$858	$33	$4,210
Acquisition of Cove Point	75				75
DCI impairment loss				(13)	(13)
Louis Dreyfus purchase accounting adjustment			24		24
Other	7		(3)	1	5

Balance at December 31, 2002	$2,057	$1,344	$879	$21	$4,301

All of Dominion’s intangible assets, other than goodwill, are subject to amortization. Amortization expense for intangible assets was $53 million, $44 million and $34 million for 2002, 2001 and 2000, respectively. There were no material acquisitions of intangible assets during 2002. The components of intangible assets at December 31, 2002 were as follows:

(millions)	Gross Carrying Amount	Accumulated Amortization

Software and software licenses	$464	$200
Other	68	19

Total	$532	$219

Amortization expense for intangible assets is estimated to be $56 million for 2003, $52 million for 2004, $46 million for 2005, $43 million for 2006 and $36 million for 2007.

19.    Regulatory Assets and Liabilities

Regulatory assets represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

In 1999, Virginia enacted the Virginia Electric Utility Restructuring Act (the Virginia Restructuring Act) that established a detailed plan to restructure Virginia’s electric utility industry. Under the Virginia Restructuring Act, the generation portion of Dominion’s Virginia jurisdictional operations is no longer subject to cost-based regulation, effective January 1, 2002. The legislation’s deregulation of generation was an event that required the discontinuance of SFAS No. 71 for Dominion’s generation operations in 1999.

Dominion’s regulatory assets and liabilities included the following at December 31, 2002 and 2001:

	At December 31,

(millions)	2002	2001

Unrecovered gas costs	$32	$9
Regulatory assets, net:
Other postretirement benefit costs(1)	106	115
Income taxes recoverable through future rates(2)	203	179
Deferred cost of fuel used in electric generation	133	119
Cost of decommissioning DOE uranium enrichment facilities(3)	34	42
Customer bad debts(4)	56	80
Other	48	39

Regulatory assets, net	580	574

Total regulatory assets	$612	$583

Regulatory liabilities
Amounts payable to customers	13	91
Estimated rate contingencies and refunds(5)	21	43

Total regulatory liabilities	$34	$134

(1)	Costs recognized in excess of amounts included in regulated rates charged by Dominion’s regulated gas operations before rates were updated to reflect the new method of accounting and the cost related to the accrued benefit obligation recognized as part of Dominion’s accounting for its acquisition of CNG.
(2)	Income taxes recoverable through future rates resulting from the recognition of additional deferred income taxes, not previously recorded because of past ratemaking practices.
(3)	Cost of decommissioning the Department of Energy’s uranium enrichment facilities, representing the unamortized portion of Dominion’s required contributions. Beginning in 1992, Dominion began making contributions over a 15-year period and collecting these costs in electric customers’ fuel rates.
(4)	In 2001 the Public Utilities Commission of Ohio authorized the deferral of costs associated with certain uncollectible customer accounts not contemplated by current rates. Dominion expects recovery of such costs, which will be included in Dominion’s next base rate case.
(5)	Estimated rate contingencies and refunds are associated with certain increases in prices by Dominion’s rate regulated utilities and other rate-making issues that are subject to final modification in regulatory proceedings.

The incurred costs underlying regulatory assets may represent past expenditures by Dominion’s rate regulated electric and gas operations or may represent the recognition of liabilities that ultimately will be settled at some future time. At December 31, 2002, approximately $118 million of Dominion’s regulatory assets represented past expenditures on which it does not earn a return. These expenditures consist primarily of unrecovered gas costs, customer bad debts and a portion of deferred fuel costs. Unrecovered gas and deferred fuel costs are recovered within two years; recovery of customer bad debts is expected to be addressed in the next base rate case.

20.    Short-Term Debt and Credit Agreements

Joint Credit Facilities

In May 2002, Dominion, Virginia Power and CNG entered into two joint credit facilities that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million three-year revolving credit facility that terminates in May 2005. The 364-day facility includes an option to extend any borrowings for an additional period of one year to May 2004. These joint credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion, Virginia Power and CNG and other general corporate purposes. The three-year facility can also be used to support up to $200 million of letters of credit. Dominion expects to renew the 364-day revolving credit facility prior to its maturity in May 2003.

At December 31, 2002, total outstanding commercial paper supported by the joint credit facilities was $1.2 billion, with a weighted average interest rate of 1.71 percent. At December 31, 2001, total outstanding commercial paper supported by previous credit agreements was $1.9 billion, with a weighted average interest rate of 2.72 percent.

At December 31, 2002, total outstanding letters of credit supported by the three-year facility were $106 million. There were no outstanding letters of credit at December 31, 2001.

CNG Credit Facility

In August 2002, CNG entered into a $500 million 364-day revolving credit facility that terminates in August 2003. This credit facility is being used to support CNG’s issuance of commercial paper and letters of credit to provide collateral required by counterparties to derivative financial contracts used by CNG in its risk management strategies for its gas and oil production. At December 31, 2002, outstanding letters of credit under this facility totaled $500 million.

Cove Point Bridge Facility

In September 2002, Dominion financed its acquisition of Cove Point with commercial paper supported by a $250 million 364-day revolving credit facility. This bridge facility will expire in March 2003 and will not be renewed. See Note 5 for a discussion of the Cove Point acquisition.

Notes to Consolidated Financial Statements—(Continued)

21.    Long-Term Debt

Long-term debt consists of the following:

At December 31,	2002 Weighted Average Coupon(8)	2002	2001

Dominion Resources, Inc.:		(millions)
Senior and medium-term notes
Variable rates, due 2002 to 2003	2.49%	$100	$350
3.875% to 8.125%, due 2003 to 2032(1)	6.63%	4,920	3,250
Equity-linked senior notes, 5.75% to 8.05%, due 2006 to 2008	7.03%	743	413
Consolidated Natural Gas Company:
Senior notes
5.375% to 7.375%, due 2003 to 2027	6.48%	3,150	3,150
6.875%, due 2026(2)		150	150
Senior subordinated debt, 9.25% due 2004		88	94
Virginia Electric and Power Company:
First and refunding mortgage bonds, 6.0% to 8.625%, due 2002 to 2025(3)	7.56%	1,666	2,121
Senior and medium-term notes
Variable rates, due 2002 to 2003	2.37%	120	340
5.375% to 9.60%, due 2002 to 2038	5.95%	1,785	1,195
Tax-exempt financings(4):
Variable rates, due 2008 to 2027	1.60%	197	489
3.15% to 5.875%, due 2007 to 2031(5)	4.99%	402	110
Other Subsidiaries:
Medium-term notes, 5.72% to 6.1%, due 2005 to 2006(6)	5.94%	199	117
Revolving lines of credit, variable rates, due 2002 to 2004(6)	3.16%	163	241
Bank term note, variable rate, due 2002			675
Nonrecourse debt:
Variable rates, due 2004 to 2006	2.11%	40	40
7.0% to 12.5%, due 2002 to 2020	8.08%	342	353

		14,065	13,088
Fair value hedge valuation (see Note 15)		75	43
Amounts due within one year		(2,077)	(1,309)
Unamortized discount and premium, net(7)		(95)	(25)

		11,968	11,797

Notes payable—affiliates (see Note 30):
6.0%, due 2005		126	175
Variable rates, due 2006		14	192

		140	367

Amounts due within one year		(48)	(45)

		92	322

Total long-term debt		$12,060	$12,119

(1)	$250 million of the 7.82% remarketable notes due September 15, 2014 will be either mandatorily purchased and remarketed by the remarketing agent or mandatorily redeemed by Dominion on September 15, 2004.
(2)	At the exercised option of holders, CNG will be required to purchase its $150 million, 6.875% senior notes due October 15, 2026 at 100% of the principal amount plus accrued interest on October 15, 2006.
(3)	Substantially all of Virginia Power’s property is subject to the lien of the mortgage, securing its mortgage bonds. In 2002, Virginia Power redeemed its $200 million, 6.75% mortgage bonds due February 1, 2007. Virginia Power completed the redemption with part of the proceeds from the issuance of $650 million, 5.375% senior notes due February 1, 2007. The redemption included a direct exchange of senior notes for $117 million of mortgage bonds. Virginia Power used the remaining proceeds of senior notes to redeem the remaining $83 million of mortgage bonds and for general corporate purposes including the repayment of other debt.

(4)	Certain pollution control equipment at Virginia Power’s generating facilities has been pledged to support these financings.
(5)	In 2002, Virginia Power converted $292 million of its variable rate tax exempt financings to fixed rates, ranging from 4.95% to 5.875%. Other terms of the bonds remain the same.
(6)	Includes an aggregate principal amount of CAD$335 million of securities denominated in Canadian dollars and presented in US dollars, based on exchange rates as of year-end.
(7)	In 2002, Dominion redeemed $200 million of 7.40% remarketable senior notes and $250 million of variable rate remarketable senior notes, both due September 16, 2012. In a direct exchange, Dominion completed the redemption by issuing $520 million, 5.70% senior notes due September 17, 2012. The principal amount of the senior notes was determined by an exchange ratio that was based on the fair value of the remarketable senior notes. The $63 million difference between the principal amounts of senior notes issued and remarketable senior notes redeemed was recorded as a debt discount.
(8)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2002.

The scheduled principal payments of long-term debt at December 31, 2002 were as follows (in millions):

2003	2004	2005	2006	2007	Thereafter	Total

$2,125	$1,290	$969	$1,675	$1,091	$7,055	$14,205

In December 2002, Dominion issued $600 million of senior notes, of which $500 million of proceeds was deposited into an escrow account solely for the purpose of being used to repay approximately one half of the aggregate principal amount of Dominion’s 2001 Series A 6.0 percent senior notes maturing in January 2003.

Dominion’s short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of December 2002, there were no events of default under these covenants.

Equity—Linked Securities

In 2002 and 2000, Dominion issued equity-linked debt securities, consisting of stock purchase contracts and senior notes. The stock purchase contracts obligate the holders to purchase shares of Dominion common stock from Dominion by a settlement date, two years prior to the senior notes’ maturity date. The purchase price is $50 and the number of shares to be purchased will be determined under a formula based upon the average closing price of Dominion common stock near the settlement date. The senior notes, or treasury securities in some instances, are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. The holders may satisfy their obligations under the stock purchase contracts by allowing the senior notes to be remarketed with the proceeds being paid to Dominion as consideration for the purchase of stock. Alternatively, holders may choose to continue holding the senior notes and use other resources as consideration for the purchase of stock under the stock purchase contracts.

Dominion makes quarterly interest payments on the senior notes and quarterly payments on the stock purchase contracts at the rates described below. Dominion has recorded the present value of the stock purchase contract payments as a liability, offset by a charge to common stock in shareholders’ equity. Interest payments on the senior notes are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as interest expense. In calculating diluted earnings per share, Dominion applies the treasury stock method to the equity-linked debt securities. These securities did not have a significant effect on diluted earnings per share for 2002.

Under the terms of the stock purchase contracts, Dominion will issue between 6.7 million and 8.1 million shares of its common stock in November 2004 and between 4.1 million and 5.5 million shares of its common stock in May 2006. A total of 13.6 million shares of Dominion common stock has been reserved for issuance in connection with the stock purchase contracts.

Selected information about Dominion’s equity-linked debt securities is presented below:

Date of Issuance	Units Issued	Total Net Proceeds	Total Long-term Debt	Senior Notes Annual Interest Rate	Stock Purchase Contract Annual Rate	Total Equity Charge	Stock Purchase Settlement Date	Maturity of Senior Notes

(millions, except percentages)
2000	8.3	$400.1	$412.5	8.05%	1.45%	$20.7	11/04	11/06

2002	6.6	$320.1	$330.0	5.75%	3.00%	$36.3	5/06	5/08

22.	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

From 1997 through 2002, Dominion established five subsidiary capital trusts that sold trust preferred securities that represented preferred beneficial interests and 97 percent beneficial ownership in the assets held by the capital trusts. In exchange for the funds realized from the sale of the trust preferred securities and common securities that represent the remaining 3 percent beneficial ownership interest in the assets held by the capital trust, Dominion issued various junior subordinated debt instruments. The junior subordinated debt instruments constitute 100 percent of each capital trust’s assets. The trust must redeem the trust preferred securities when the junior subordinated notes are repaid at maturity or if redeemed prior to maturity. The following table provides summary information about the capital trusts and junior subordinated debt instruments outstanding as of December 31, 2002:

Date Established	Capital Trusts	Units	Rate	Trust Preferred Securities Amount	Common Securities Amount

		(thousands)		(millions)
December 1997	Dominion Resources Capital Trust I(1)	250	7.83%	$250	$8
January 2001	Dominion Resources Capital Trust II(2)	12,000	8.4%	300	9
January 2001	Dominion Resources Capital Trust III(3)	250	8.4%	250	8
October 2001	Dominion CNG Capital Trust I(4)	8,000	7.8%	200	6
August 2002	Virginia Power Capital Trust II(5)	16,000	7.375%	400	12

				1,400
	Unamortized discount			(3)

	Total at December 31, 2002			$1,397

Junior subordinated notes/debentures held as assets by each capital trust were as follows:

(1)	$258 million—Dominion Resources, Inc. 7.83% Debentures due 12/1/2027.
(2)	$309 million—Dominion Resources, Inc. 8.4% Debentures due 1/30/2041.
(3)	$258 million—Dominion Resources, Inc. 8.4% Debentures due 1/15/2031.
(4)	$206 million—CNG 7.8% Debentures due 10/31/2041.
(5)	$412 million—Virginia Power 7.375% Debentures due 7/30/2042.

In 2002, Virginia Power redeemed $139 million of junior subordinated debt instruments held by Virginia Power Capital Trust I. The trust redeemed all outstanding trust preferred securities for $135 million and redeemed $4 million of its common securities held by Virginia Power.

Distribution payments on the trust preferred securities are guaranteed by the respective company that issued the debt instruments held by each trust, but only to the extent that the trusts have funds legally and immediately available to make distributions. The trust’s ability to pay amounts when they are due on the trust preferred securities is solely dependent upon the payment of amounts by Dominion, Virginia Power or CNG when they are due on the junior subordinated debt instruments. If the payment on the junior subordinated notes is deferred, the company that issued them may not make distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments. Also, during the deferral period, it may not make any payments or redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the junior subordinated debt instruments.

23.    Preferred Stock

Dominion is authorized to issue up to 20 million shares of preferred stock. Dominion issued 665,000 shares of Series A mandatorily convertible preferred stock, liquidation preference

Notes to Consolidated Financial Statements—(Continued)

$1,000 per share, to Piedmont Share Trust (Piedmont Trust) in connection with the formation of DFV and the issuance of senior notes by DFV. Dominion is the beneficial owner of the Piedmont Trust which is consolidated in the preparation of Dominion’s Consolidated Financial Statements, thus eliminating these outstanding shares of preferred stock. See Note 30.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference. Upon involuntary liquidation, dissolution or winding-up of Virginia Power, each share is entitled to receive $100 per share plus accrued dividends. Dividends are cumulative.

Holders of the outstanding preferred stock of Virginia Power are not entitled to voting rights except under certain provisions of the amended and restated articles of incorporation and related provisions of Virginia law restricting corporate action, or upon default in dividends, or in special statutory proceedings and as required by Virginia law (such as mergers, consolidations, sales of assets, dissolution and changes in voting rights or priorities of preferred stock).

In 2002, Virginia Power purchased and redeemed, at par, all shares of its variable rate preferred stock October 1988 Series, June 1989 Series, September 1992A Series and September 1992B Series for $250 million, at the redemption price of $100 per share. The dividend rates for these series were variable and set every 49 days via an auction process. The combined weighted average rates for all series outstanding during 2002, 2001 and 2000, including fees for broker/dealer agreements, were 4.00 percent, 4.32 percent and 5.71 percent, respectively.

In 2002, Virginia Power issued 1,250 units consisting of 1,000 shares per unit of cumulative preferred stock for $125 million. The preferred stock has a dividend rate of 5.50 percent until the end of the initial dividend period on December 20, 2007. The dividend rate for subsequent periods will be determined according to periodic auctions. The preferred stock has a liquidation preference of $100 per share plus accumulated and unpaid dividends. Except during the initial dividend period, and any non-call period, the preferred stock will be redeemable, in whole or in part, on any dividend payment date at the option of Virginia Power. Virginia Power may also redeem the preferred stock, in whole but not in part, if certain changes are made to federal tax law which reduce the dividends received percentage.

Presented below are the series of Virginia Power preferred stock not subject to mandatory redemption that were outstanding as of December 31, 2002.

Dividend	Issued and Outstanding Shares	Entitled Per Share Upon Liquidation

	(thousands)
$5.00	107	$112.50
4.04	13	$102.27
4.20	15	$102.50
4.12	32	$103.73
4.80	73	$101.00
7.05	500	$105.00	(1)
6.98	600	$105.00	(2)
Flex MMP 12/02, Series A	1,250	$100.00

Total	2,590

(1)	Through 7/31/03; $103.53 commencing 8/1/03; amounts decline in steps thereafter to $100.00.
(2)	Through 8/31/03; $103.49 commencing 9/1/03; amounts decline in steps thereafter to $100.00.

24.    Shareholders’ Equity

Issuance of Common Stock

During 2002, Dominion issued 44 million shares of common stock and received proceeds of $2.0 billion. This included the issuance of approximately 38 million shares and receipt of proceeds of approximately $1.7 billion through two public equity offerings. Net proceeds were used for general corporate purposes, principally repayment of debt. The remainder of the shares issued and proceeds received in 2002 occurred through Dominion Direct® (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

Repurchases of Common Stock

Dominion is authorized by its Board of Directors to repurchase up to $650 million of Dominion common stock outstanding. As of December 31, 2002, Dominion had repurchased approximately 12 million shares for $537 million. During 2002, Dominion repurchased 1 million shares for approximately $66 million, primarily using proceeds received from the exercise of employee stock options.

Immediately before the CNG merger in January 2000, Dominion concluded a first step transaction in which 33 million shares of Dominion common stock were exchanged for approximately $1.4 billion. Dominion also repurchased approximately 3.2 million shares of stock in 2000 through a total return swap facility at a cost of approximately $145 million. These transactions were independent of the general repurchase authority described above.

Shares Reserved for Issuance

At December 31, 2002, a total of 59 million shares was reserved and available for issuance pursuant to Dominion Direct®, various employee and director stock award and savings plans, stock purchase contracts associated with equity-linked debt securities and Dominion’s Series A Mandatorily Convertible Preferred Stock. See Notes 23 and 30 for a discussion of Dominion’s issuance of 665,000 shares of Series A Mandatorily Convertible Preferred Stock, liquidation preference $1,000 per share to Piedmont Share Trust.

Accumulated Other Comprehensive Income

Presented in the table below is a summary of accumulated other comprehensive income by component:

	At December 31,

(millions)	2002	2001

Net unrealized gains (losses) on derivatives	$(356)	$315
Net unrealized losses on investment securities	(72)	(4)
Minimum pension liability adjustment	(14)	(12)
Foreign currency translation adjustments	(4)	(10)

Total accumulated other comprehensive income (loss)	$(446)	$289

Stock-Based Awards

The following table provides a summary of changes in amounts of Dominion stock options outstanding as of and for the years ended December 31, 2002, 2001 and 2000. Generally, the exercise price of Dominion employee stock options equals the market price of Dominion common stock on the date of grant.

	Stock Options	Weighted- average Exercise Price	Weighted- average Fair Value

	(thousands)
Outstanding at January 1, 2000	7,147	$41.37
Granted—2000	5,389	$43.87	$6.86
Exercised, cancelled and forfeited	(2,205)	$40.07

Outstanding at December 31, 2000	10,331	$41.77

Exercisable at December 31, 2000	6,967	$41.51

Granted—2001(1)
Exercise price < market price on grant date	480	$33.21	$23.69
Exercise price = market price on grant date	11,471	$61.20	$11.24
Exercise price > market price on grant date	194	$62.27	$9.43
Exercised, cancelled and forfeited	(1,484)	$41.23

Outstanding at December 31, 2001	20,992	$52.90

Exercisable at December 31, 2001	7,955	$42.68

Granted—2002	3,122	62.28	$10.91
Exercised, cancelled and forfeited	(3,057)	$44.54

Outstanding at December 31, 2002	21,057	$55.49

Exercisable at December 31, 2002	8,586	$47.95

(1)	In connection with the acquisition of Louis Dreyfus, employee stock options of Louis Dreyfus were converted into employee stock options of Dominion. Based on the conversion formula, certain converted stock options had exercise prices that either exceeded or were less than the market price of Dominion common stock on the date of grant. The fair value of all converted stock options was included in the purchase price of Louis Dreyfus. See Note 5.

The fair value of the options was estimated on the dates of grant using the Black-Scholes option pricing model with the following weighed-average assumptions for 2002, 2001 and 2000, respectively: expected dividend yield of 4.17 percent, 4.22 percent and 5.22 percent; expected volatility of 22.67 percent, 22.19 percent and 21.54 percent; contractual life of 10 years (all periods); risk free interest rate of 4.38 percent, 5.15 percent and 5.18 percent; and expected lives of six years (all periods).

The following table provides certain information about stock options outstanding as of December 31, 2002:

Options Outstanding				Options Exercisable

Exercise Price	Shares Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Shares Exercisable	Weighted- average Exercise Price

	(thousands)	(years)		(thousands)
$ 0-$19.99	2	6.0	$19.10	2	$19.10
$20-$30.99	53	5.8	$25.00	53	$25.00
$31-$40.99	75	7.0	$39.25	75	$39.25
$41-$50.99	6,782	6.6	$43.02	5,905	$42.26
$51-$60.99	9,411	6.1	$59.88	1,673	$59.76
$61-$69	4,734	8.4	$65.24	878	$65.94

Total	21,057	6.8	$55.49	8,586	$47.95

During 2002, 2001 and 2000, respectively, Dominion granted approximately 14,000 shares, 341,000 shares and 171,000 shares of restricted stock with weighted-average fair values of $60.62, $63.49 and $41.88.

25.    Dividend Restrictions

The 1935 Act and related regulations issued by the SEC impose restrictions on the transfer and receipt of funds by a registered holding company from its subsidiaries, including a general prohibition against loans or advances being made by the subsidiaries to benefit the registered holding company. Under the 1935 Act, registered holding companies and their subsidiaries may pay dividends only from retained earnings, unless the SEC specifically authorizes payments from other capital accounts. Dominion received dividends from its subsidiaries of $945 million, $806 million and $1.3 billion in 2002, 2001 and 2000, respectively. At December 31, 2002, Dominion’s consolidated subsidiaries had approximately $8.4 billion in capital accounts other than retained earnings, representing capital stock, additional paid in capital and accumulated other comprehensive income. Dominion Resources, Inc. had approximately $8.7 billion in capital accounts other than retained earnings at December 31, 2002. Generally, such amounts are not available for the payment of dividends by affected subsidiaries, or by Dominion itself, without specific authorization by the SEC. In response to a

Notes to Consolidated Financial Statements—(Continued)

Dominion request, the SEC granted relief in 2000, authorizing payment of dividends by CNG from other capital accounts to Dominion in amounts up to $1.6 billion, representing CNG’s retained earnings prior to Dominion’s acquisition of CNG. Furthermore, Dominion has submitted a similar request to the SEC in 2002, seeking relief from this restriction in regard to its subsidiary, into which Louis Dreyfus was merged. The application requests relief up to approximately $303 million, representing Louis Dreyfus’ retained earnings prior to Dominion’s acquisition of Louis Dreyfus. Dominion’s ability to pay dividends on its common stock at declared rates was not impacted by the restrictions discussed above during 2002, 2001 and 2000.

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate, if found not to be in the public interest. At December 31, 2002, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

Certain agreements associated with Dominion’s credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict Dominion’s ability to pay dividends or receive dividends from its subsidiaries at December 31, 2002.

See Note 22 for a description of potential restrictions on dividend payments by Dominion and certain subsidiaries in connection with the deferral of distribution payments on trust preferred securities.

26.    Employee Benefit Plans

Dominion and its subsidiaries provide certain benefits to eligible active employees, retirees and qualifying dependents. Under the terms of its benefit plans, Dominion and its subsidiaries reserve the right to change, modify or terminate the plans. From time to time in the past, benefits have changed, and some of these changes have reduced benefits.

Dominion maintains qualified noncontributory defined benefit retirement plans covering virtually all employees. Retirement benefits are based primarily on years of service, age and compensation. Dominion’s funding policy is to generally contribute annually an amount that is in accordance with the provisions of the Employment Retirement Income Security Act of 1974. The pension program also provides benefits to certain retired executives under company-sponsored nonqualified employee benefit plans. Certain of these nonqualified plans are funded through contributions to a grantor trust.

Dominion provides retiree health care and life insurance benefits with annual premiums based on several factors such as age, retirement date and years of service.

In 2001, Dominion eliminated certain senior management positions. Dominion paid these individuals special termination benefits and accelerated the payment of benefits under Dominion’s nonqualified pension plans. Dominion recognized special termination benefits expense of $15 million, a loss of $7 million related to the settlement of the related non-qualified pension obligation and a curtailment loss of $2 million.

In 2000, Dominion offered an early retirement program (ERP). The ERP provided up to three additional years of age and three additional years of employee service for benefit formula purposes, subject to age and service maximums under Dominion and its subsidiaries’ postretirement medical and pension plans. Certain employees who satisfied certain minimum age and years of service requirements were eligible under the ERP. The effect of the ERP on Dominion’s pension and postretirement benefit expenses was $81 million and $33 million, respectively. These expenses were offset, in part, by curtailment gains of approximately $20 million and $6 million from pension plans and other postretirement benefit plans, respectively, attributable to reductions in expected future years of service as a result of ERP participation and involuntary employee terminations.

In addition, effective January 1, 2000, Dominion adopted a change in the method of calculating the market-related value of pension plan assets. The change was reported as a change in accounting principle. See Note 3.

The following tables summarize the changes in Dominion’s pension and other postretirement benefit plan obligations and plan assets and a statement of the plans’ funded status:

	Pension Benefits		Other Postretirement Benefits

Year ended December 31,	2002	2001	2002	2001

(millions)
Expected benefit obligation at beginning of year	$2,593	$2,304	$996	$799
Acquired businesses	1	66	3	21

Actual benefit obligation at beginning of year	2,594	2,370	999	820
Service cost	77	71	44	39
Interest cost	177	173	68	63
Benefits paid	(148)	(153)	(58)	(51)
Actuarial loss during the year	89	114	84	107
Change in benefit obligation		(5)
Special termination benefits		15
Plan amendments	12	8	(18)	18

Expected benefit obligation at end of year	2,801	2,593	1,119	996

Fair value of plan assets at beginning of year	3,352	3,557	446	417
Actual return on plan assets	(241)	(91)	(31)	(11)
Contributions	111	39	60	65
Benefits paid from plan assets	(148)	(153)	(32)	(25)

Fair value of plan assets at end of year	3,074	3,352	443	446

Funded status	273	759	(676)	(550)
Unrecognized net actuarial loss	1,374	698	308	164
Unrecognized prior service cost	14	3	4	11
Unrecognized net transition (asset) obligation	(1)	(5)	93	115

Prepaid (accrued) benefit cost	$1,660	$1,455	$(271)	$(260)
Amounts recognized in the consolidated balance sheets at December 31:
Prepaid pension cost	$1,710	$1,511
Accrued benefit liability	(84)	(89)	$(271)	$(260)
Intangible asset	10	12
Accumulated other comprehensive loss	24	21

Net amount recognized	$1,660	$1,455	$(271)	$(260)

Dominion has nonqualified pension and supplemental pension plans which do not have “plan assets” as defined by generally accepted accounting principles. The total projected benefit obligation for these plans was $97 million and $103 million at December 31, 2002 and 2001, respectively, and is included in the table above. The total accumulated benefit obligation for these plans was $88 million and $94 million at December 31, 2002 and 2001, respectively. The additional minimum liability recognized relating to these plans was $34 million and $33 million at December 31, 2002 and 2001, respectively.

The components of the provision for net periodic benefit cost were as follows:

	Year ended December 31,

(millions)	2002	2001	2000

Pension Benefits
Service cost	$77	$71	$65
Interest cost	177	173	161
Expected return on plan assets	(349)	(331)	(298)
Recognized loss	2	3	6
Amortization of prior service cost	1	2	3
Amortization of transition obligation	(4)	(4)	(4)
Curtailment gains			(20)
ERP benefit costs			81
Settlement loss		7
Special termination benefits		15
Curtailment loss		2

Net periodic benefit credit	$(96)	$(62)	$(6)

Other Postretirement Benefits
Service cost	$44	$40	$30
Interest cost	68	63	52
Expected return on plan assets	(34)	(32)	(31)
Amortization of prior service cost	1	(1)
Amortization of transition obligation	11	10	13
Amortization of unrecognized net loss	5
Curtailment gains			(6)
ERP benefit costs			33
Net amortization and deferral			(2)

Net periodic benefit cost	$95	$80	$89

Significant assumptions used in determining net periodic cost, the projected benefit obligation and postretirement benefit obligations were:

	Pension Benefits		Other Postretirement Benefits

	2002	2001	2002	2001

Discount rates	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets(1)	9.50%	9.50%	7.82%	7.88%
Rate of increase for compensation	4.70%	4.60%	4.70%	4.60%
Medical cost trend rate			9.00%	9.00%
			Decreasing to 4.75% in 2007 and years thereafter

(1)	Dominion has adopted 8.75 percent for pension benefits in 2003.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits

(millions)	One percentage point increase	One percentage point decrease

Effect on total service and interest cost components for 2002	$18	$(14)
Effect on postretirement benefit obligation at December 31, 2002	$147	$(119)

Notes to Consolidated Financial Statements—(Continued)

In addition, Dominion sponsors defined contribution  thrift-type savings plans. During 2002, 2001 and 2000, Dominion recognized $26 million, $27 million and $30 million, respectively, as contributions to these plans.

Certain regulatory authorities have held that amounts recovered in utility customers’ rates for other postretirement benefits, in excess of benefits actually paid during the year, must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, certain subsidiaries fund postretirement benefit costs through Voluntary Employees’ Beneficiary Associations. The remaining subsidiaries do not prefund postretirement benefit costs but instead pay claims as presented.

27.    Commitments and Contingencies

As the result of issues generated in the ordinary course of business, Dominion and its subsidiaries are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies, some of which involve substantial amounts of money. Management believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, liquidity or results of operations.

Cash Requirements for Planned Capital Expenditures

Dominion has made substantial commitments in connection with its capital expenditures program. Cash requirements for those expenditures are estimated to total approximately $2.4 billion, $2.2 billion and $2.1 for 2003, 2004 and 2005 respectively. Purchases of nuclear fuel are included in Fuel Purchase Commitments below. Dominion expects that these expenditures will be met through a combination of sales of securities and short-term borrowings to the extent not funded by cash flows from operations.

Power Purchase Contracts

Dominion has entered into contracts for long-term purchases of capacity and energy from other utilities, qualifying facilities and independent power producers. As of December 31, 2002, Dominion had 42 non-utility purchase contracts with a combined dependable summer capacity of 3,758 megawatts. The table below reflects Dominion’s minimum commitments as of December 31, 2002 under these contracts.

	Commitment

(millions)	Capacity	Other

2003	$643	$44
2004	635	29
2005	629	22
2006	614	18
2007	589	11
Later years	5,259	113

Total	8,369	237

Present value of the total	$4,836	$140

Capacity and other purchases under these contracts totaled $691 million, $680 million and $740 million for 2002, 2001 and 2000, respectively.

In 2001, Dominion completed the purchase of three generating facilities and the termination of seven long-term power purchase contracts with non-utility generators. Dominion recorded an after-tax charge of $136 million in connection with the purchase and termination of long-term power purchase contracts. Cash payments related to the purchase of three generating facilities totaled $207 million. The allocation of the purchase price was assigned to the assets and liabilities acquired based upon estimated fair values as of the date of acquisition. Substantially all of the value was attributed to the power purchase contracts which were terminated and resulted in a charge included in operation and maintenance expense.

Fuel Purchase Commitments

Dominion enters into long-term purchase commitments for fuel used in electric generation and natural gas for purposes other than trading. Estimated payments under these commitments for the next five years are as follows: 2003—$599 million; 2004—$311 million; 2005—$253 million; 2006—$205 million; 2007—$89 million; and years beyond 2007—$215 million. These purchase commitments include those required for regulated operations. Dominion recovers the costs of those purchases through regulated rates. The natural gas purchase commitments of Dominion’s field services operations are also included, net of related sales commitments. In addition, Dominion has committed to purchase certain volumes of natural gas at market index prices determined in the period the natural gas is delivered. These transactions have been designated as normal purchases and sales under SFAS No. 133.

Natural Gas Pipeline and Storage Capacity Commitments

Dominion enters into long-term commitments for the purchase of natural gas pipeline and storage capacity for purposes other than trading. Estimated payments under these commitments for the next five years are as follows: 2003—$34 million; 2004—$23 million; 2005—$13 million. There were no significant commitments beyond 2005.

Production Handling and Firm Transportation Commitments

In connection with its gas and oil production operations, Dominion has entered into certain transportation and production handling agreements with minimum commitments expected to be paid in the following years: 2003—$23 million; 2004—$57 million; 2005—$56 million; 2006—$53 million; 2007—$44 million; and years after 2007—$68 million.

Lease Commitments

Dominion leases various facilities, vehicles, aircraft and equipment under both operating and capital leases. Future minimum lease payments under operating and capital leases that have initial or remaining lease terms in excess of one year as of December 31, 2002 are as follows: 2003—$94 million; 2004—$94 million; 2005—$82 million; 2006—$67 million; 2007—$62 million; and years beyond 2007—$79 million. Rental expense included in other operations and maintenance expense was $84 million, $75 million and $107 million for 2002, 2001, and 2000, respectively.

As of December 31, 2002, Dominion, through certain subsidiaries, has entered into agreements with special purpose entities (lessors) in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. The lessors have an aggregate financing commitment from equity and debt investors of $2.2 billion, of which $1.6 billion has been used for total project costs to date. Dominion, in its role as construction agent for the lessors, is responsible for completing construction by a specified date. In the event a project is terminated before completion, Dominion has the option to either purchase the project for 100 percent of project costs or terminate the project and make a payment to the lessor of approximately but no more than 89.9 percent of project costs. Upon completion of each individual project, Dominion has use of the project assets subject to an operating lease. Dominion’s lease payments to the lessors are sufficient to provide a return to the investors. At the end of each individual project’s lease term, Dominion may renew the lease at negotiated amounts based on project costs and current market conditions, subject to investors’ approval; purchase the project at its original construction cost; or sell the project, on behalf of the lessor, to an independent third party. If the project is sold and the proceeds from the sale are insufficient to repay the investors, Dominion may be required to make a payment to the lessor up to an amount ranging from 81 percent to 85 percent of the project cost depending on the individual project and applicable agreement. Dominion has guaranteed a portion of the obligations of its subsidiaries to the lessors during the construction and post-construction periods. Neither the guarantees nor the underlying transaction documents contain any type of credit rating or stock price trigger events. Total project costs at December 31, 2002 included approximately $288 million of costs advanced by Dominion that will be reimbursed by the lessor during the second quarter of 2003.

The projects are accounted for as operating leases for financial accounting purposes. Accordingly, neither the project assets nor related obligations are reported on Dominion’s Consolidated Balance Sheets.

In February 2003, pursuant to the terms of its lease agreement, Dominion purchased the electric generation facility under construction in Dresden, Ohio for $266 million. This amount was included in total project costs of $1.6 billion as of December 31, 2002. Dominion expects to complete construction in 2005 at an estimated cost of $350 million.

The future minimum lease payments described above include annual minimum lease payments under these leases for assets currently in use total approximately $38 million. Projects being developed under leasing arrangements are scheduled for completion in 2003 and 2004. Annual lease payments for these projects are estimated to be $7 million for 2003 and $79 million by 2005. See Note 4.

Energy Trading

Subsidiaries of Dominion enter into purchases and sales of commodity-based contracts in the energy-related markets, including natural gas, electricity and oil. These agreements may cover current and future periods. The volume of these transactions varies from day to day, based on market conditions. See Note 15 for a discussion of Dominion’s energy trading activities and risk management policies.

Environmental Matters

Dominion is subject to costs resulting from a steadily increasing number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations.

Historically, Dominion recovered such costs arising from regulated electric operations through utility rates. However, to the extent environmental costs are incurred in connection with operations regulated by the Virginia State Corporation Commission during the period ending June 30, 2007, in excess of the level currently included in Virginia jurisdictional rates, Dominion’s results of operations will decrease. After that date, Dominion may seek recovery through rates of only those environmental costs related to transmission and distribution operations.

Superfund Sites—In 1987, the Environmental Protection Agency (EPA) identified Dominion and a number of other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. Current cost studies estimate total remediation costs for the sites to range from $98 million to $152 million. Dominion’s proportionate share of the total cost is expected to be in the range of $2 million to $3 million, based on allocation formulas and the volume of waste shipped to the sites. The majority of remediation activities at the Kentucky site are complete and remediation design is ongoing for the Pennsylvania site. Dominion has accrued a reserve of $2 million to meet its obligations at these two sites. Although each PRP can be held

Notes to Consolidated Financial Statements—(Continued)

jointly, severally and strictly liable for all costs, Dominion has determined that it is probable that the PRPs will fully pay their share of the costs based on a financial assessment of the PRPs involved at these sites. Dominion generally seeks to recover its costs associated with environmental remediation from third party insurers. At December 31, 2002, any pending or possible claims were not recognized as an asset or offset against such obligations.

Other EPA Matters—During 2000, Virginia Power received a Notice of Violation from the EPA, alleging that Virginia Power failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against Virginia Power alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. Virginia Power also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. In December 2002, the Attorney General of Connecticut filed a motion to intervene as a plaintiff in the action filed by the New York State Attorney General. This action has been stayed. Management believes that Virginia Power has obtained the necessary permits for its generating facilities. Virginia Power has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York and a 12-year, $1.2 billion capital investment program for environmental improvements at the Company’s coal-fired generating stations in Virginia and West Virginia. Virginia Power had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. As of December 31, 2002, Virginia Power has recorded, on a discounted basis, $18 million for the civil penalty and environmental projects.

In 2002, EPA issued a Section 114 request for information about whether projects undertaken at Virginia Power’s Chesterfield, Chesapeake, Yorktown, Possum Point and Bremo Bluff power stations were properly permitted under the Clean Air Act’s New Source Review requirements, to which Virginia Power responded in a timely manner.

In 2002, the EPA issued a Section 114 request for information about whether Morgantown Energy Associates’ (MEA) facility in Morgantown, West Virginia is in compliance with environmental requirements. EPA made a site visit and at that time received the requested information. In September 2002, MEA received a copy of EPA’s inspection report summarizing the facts surrounding the visit. MEA is prepared to resolve follow-up questions from EPA. MEA is a 50 percent-owned investment accounted for by Dominion under the equity method.

Other—Before being acquired by Dominion, Louis Dreyfus was one of numerous defendants in several lawsuits pending in the Texas 93rd Judicial District Court in Hildago County, Texas. The lawsuit alleges that gas wells and related pipeline facilities operated by Louis Dreyfus and facilities operated by other defendants caused an underground hydrocarbon plume in McAllen, Texas. The plaintiffs claim that they have suffered damages, including property damage and lost profits, as a result of the plume. Although the results of litigation are inherently unpredictable, Dominion does not expect the ultimate outcome of the case to have a material adverse impact on its results of operations, cash flows or financial position.

Spent Nuclear Fuel

Under provisions of the Nuclear Waste Policy Act of 1982, Dominion has entered into contracts with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting the spent nuclear fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by Dominion’s contract with the DOE. Dominion will continue to safely manage its spent fuel until accepted by the DOE.

Retrospective Premium Assessments

Under several of Dominion’s nuclear insurance policies, Dominion is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to these insurance companies. For additional information, see Note 16.

Guarantees, Letters of Credit and Surety Bonds

As discussed in Note 4, FIN No. 45 requires disclosures related to the issuance of certain types of guarantees, beginning with financial statements for the year ended December 31, 2002. For purposes of consolidated financial statements, guarantees issued by a parent on behalf of its consolidated subsidiary, guarantees issued by a consolidated subsidiary on behalf of its parent or guarantees issued by a consolidated subsidiary on behalf of a sister consolidated subsidiary are not subject to the FIN No. 45’s disclosure requirements.

Nevertheless, Dominion is providing the following information about the guarantees that it and certain of its subsidiaries may issue in the ordinary course of business to provide financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements include guarantees, stand-by letters of credit and surety bonds. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. Guarantees and stand-by letters of credit are used, when necessary, to support or enhance a subsidiary’s stand-alone creditworthiness. Accordingly, Dominion and certain subsidiaries have entered into guarantees and stand-by letters of credit so that third parties would be willing to enter into contracts with the subsidiaries and to extend sufficient credit to facilitate the subsidiaries’ accomplishment of intended commercial purposes. In such instances, guarantees may be used to limit exposures resulting from subsidiary business activities to pre-defined amounts. While the majority of these guarantees do not have a termination date, Dominion may choose at any time to limit the applicability of such guarantees to future transactions.

To the extent a liability subject to a guarantee has been incurred by a consolidated subsidiary, that liability is included in Dominion’s Consolidated Financial Statements. Dominion believes it unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations. On behalf of consolidated subsidiaries, as of December 31, 2002, Dominion and its subsidiaries had issued $5.2 billion of guarantees; purchased $117 million of surety bonds; and authorized the issuance of standby letters of credit by financial institutions of $606 million.

Only in those limited instances where Dominion or certain subsidiaries enter into a guarantee on behalf of a party that is not consolidated in the preparation of Dominion’s Consolidated Financial Statements would performance under the agreement result in the recognition of additional liabilities in Dominion’s Consolidated Financial Statements. As of December 31, 2002, Dominion has guaranteed $70 million related to officers’ borrowings under executive stock loan programs, for which individual officers are personally liable for repayment. Substantially all of this guarantee is scheduled to expire in 2005.

Dominion has also guaranteed $32 million for obligations of certain equity method investments - Dominion Telecom, Inc., MEA and Elwood Energy.

Indemnifications

In addition, as part of commercial contract negotiations in the normal course of business, Dominion may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. Dominion is unable to develop an estimate of the maximum potential amount of future payments under these contracts because events that would obligate Dominion have not yet occurred or, if any such event has occurred, Dominion has not been notified of its occurrence. However, at December 31, 2002, management believes future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on its results of operations, cash flows or financial position.

Stranded Costs

Under the Virginia Restructuring Act, the generation portion of Dominion’s Virginia jurisdictional operations is no longer subject to cost-based regulation, effective January 1, 2002. Dominion’s base rates (excluding fuel costs and certain other allowable adjustments) will remain capped until July 2007, unless terminated sooner or otherwise modified consistent with the Virginia Restructuring Act. Under the Act, Dominion may request a termination of the capped rates at any time after January 1, 2004, and the Virginia State Corporation Commission may grant Dominion’s request to terminate the capped rates, if it finds that a competitive generation services market exists in Dominion’s service area. Dominion believes capped electric retail rates and, where applicable, wires charges provided under the Virginia Restructuring Act provide an opportunity to recover a portion of its potentially stranded costs, depending on market prices of electricity and other factors. Stranded costs are those costs incurred or commitments made by utilities under cost-based regulation that may not be reasonably expected to be recovered in a competitive market.

Even in the capped rate environment, Dominion remains exposed to numerous risks, including, among others, exposure to potentially stranded costs, future environmental compliance requirements, changes in tax laws, inflation and increased capital costs. At December 31, 2002, Dominion’s exposure to potentially stranded costs included: long-term power purchase contracts that could ultimately be determined to be above market (see Power Purchase Contracts above); generating plants that could possibly become uneconomic in a deregulated environment; and unfunded obligations for nuclear plant decommissioning and postretirement benefits not yet recognized in the financial statements. See Notes 16 and 26.

28.    Fair Value of Financial Instruments

Substantially all of Dominion’s financial instruments are recorded at fair value, with the exception of the instruments described below. Fair value amounts have been determined using available market information and valuation methodologies considered appropriate by management. Dominion reports the following financial instruments based on historical cost rather than fair value.

Notes to Consolidated Financial Statements—(Continued)

The financial instruments’ carrying amounts and fair values as of December 31, 2002 and 2001 were as follows:

	2002		2001

(millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Long-term debt(1)	$14,185	$14,990	$13,473	$13,725
Preferred securities of subsidiary trusts(2)(3)	1,397	1,441	1,132	1,154

(1)	Fair value is estimated using market prices, where available; otherwise, interest rates, currently available for issuance of debt with similar terms and remaining maturities, are used. The carrying amount of debt issues with short-term maturities and variable rates repriced at current market rates is a reasonable estimate of fair value.
(2)	Fair value is based on market quotations.
(3)	The 2002 carrying value of $1,397 million represents principal outstanding of $1,400 million, less an unamortized discount of $3 million, and the 2001 carrying value of $1,132 million represents principal outstanding of $1,135 million, less an unamortized discount of $3 million.

29.    Concentration of Credit Risk

Credit risk is the risk of financial loss to Dominion if counterparties fail to perform their contractual obligations. Dominion engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with commercial and residential energy consumers. These transactions principally occur in the Northeast, Midwest and Mid-Atlantic regions of the United States. Management does not believe that this geographic concentration contributes significantly to Dominion’s overall exposure to credit risk. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers.

Dominion maintains credit policies with respect to its counterparties that management believes minimize overall credit risk. Where appropriate, such policies include the evaluation of a prospective counterparty’s financial condition, collateral requirements and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. Dominion also monitors the financial condition of existing counterparties on an ongoing basis. Dominion maintains a provision for credit losses based upon factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on Dominion’s credit policies and its December 31, 2002 provision for credit losses, that it is unlikely that a material adverse effect on its financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. In the calculation of net credit exposure, Dominion’s gross exposure is reduced by collateral made available by counterparties, including letters of credit and cash received by Dominion and held as margin deposits. Presented below is a summary of Dominion’s gross and net credit exposure as of December 31, 2002. The amounts presented exclude accounts receivable for retail electric and gas sales and services, regulated transmission services and Dominion’s provision for credit losses.

	At December 31, 2002

(millions)	Credit Exposure before Credit Collateral	Credit Collateral	Net Credit Exposure

Investment grade(1)	$486	$31	$455
Non-investment grade(2)	100	24	76
No external ratings:
Internal rated—investment grade(3)	206		206
Internal rated—non-investment grade(4)	143		143

Total	$935	$55	$880

(1)	This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investor Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 13 percent of the total gross credit exposure.
(2)	This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented approximately 6 percent of the total gross credit exposure.
(3)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on Dominion’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 18 percent of the total gross credit exposure.
(4)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on Dominion’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 3 percent of the total gross credit exposure.

30.    Dominion Fiber Ventures, LLC

Dominion has a 50 percent voting interest in DFV, a joint venture with a third-party investor trust (Investor Trust). DFV was established to fund the development of its principal investment, Dominion Telecom, Inc. (DTI), a telecommunications business. DTI is a facilities-based interchange and emerging local carrier that provides broadband solutions to wholesale customers throughout the eastern United States. Due to the veto rights and substantive equity at risk from the Investor Trust, Dominion’s investment in DFV is accounted for using the equity method. See Note 31.

In connection with its formation, DFV issued $665 million of 7.05 percent senior secured notes due March 2005 (DFV Senior Notes).

The DFV Senior Notes were secured in part by Dominion convertible preferred stock held in trust. Dominion was the beneficial owner of the trust and included it in the preparation of its Consolidated Financial Statements. Prior to Dominion’s repurchase of substantially all of the outstanding DFV Senior Notes in February 2003, as described below, the preferred stock would have been subject to being remarketed in an amount sufficient to retire the DFV Senior Notes at maturity or earlier if the credit ratings for Dominion Resources, Inc. senior unsecured debt were BBB– or Baa3 during a period when the closing price of Dominion’s common stock was below $45.97 for ten consecutive trading days. If the remarketing of the preferred stock occurred, the convertible preferred stock would have been considered in the calculation of diluted earnings per share of Dominion’s common stock or could have resulted in the issuance of additional shares of Dominion common stock, if converted.

At the end of 2002 and 2001, DTI and DFV had loaned Dominion a total of $140 million and $367 million, respectively, which are reported as notes payable—affiliates and securities due within one year on the Consolidated Balance Sheets. In 2002 and 2001, Dominion incurred $13 million and $23 million of interest expense on the loans, respectively. For management and other support services, Dominion billed DTI $35 million and $20 million in 2002 and 2001, respectively.

Subsequent Event

On January 23, 2003, Dominion and DFV made a tender and consent offering for the DFV Senior Notes. Under the terms of the offering, DFV sought the consent of the note holders to remove the stock price and credit downgrade trigger described above as well as certain other related modifications to the indenture. Dominion offered to purchase for cash all of the outstanding notes. The consent and tender offer was successful, resulting in the removal of the stock price and credit downgrade trigger and the purchase of $633 million of the outstanding notes by Dominion in February 2003. Dominion paid a total of $664 million for the notes acquired, using proceeds from the sale of $700 million of senior notes.

In connection with this transaction, Dominion and Investor Trust agreed to certain amendments to the DFV limited liability company agreement. Pursuant to one of these amendments, Dominion agreed that upon the earlier of the scheduled maturity date of the DFV Senior Notes or upon certain default events, Dominion will contribute the $644 million of DFV Senior Notes it holds to DFV in exchange for an additional equity interest in DFV.

As a result of this transaction, Dominion will consolidate the results of DFV in its financial statements beginning in February 2003. The DFV Senior Notes held by Dominion will be eliminated in consolidation. After the transaction, $21 million of the DFV Senior Notes remain outstanding in the hands of third parties. Dominion will recognize a pre-tax charge of approximately $60 million on the effective extinguishment of the acquired notes in the first quarter of 2003. The charge will primarily consist of the premium paid to acquire the notes, the consent fee paid to the note holders and the write-off of unamortized debt costs related to the original issuance of the DFV Senior Notes. Furthermore, since Dominion holds substantially all of the DFV Senior Notes, it is unlikely that the remarketing of the Dominion convertible preferred stock held in trust, discussed above, would ever occur.

31.   Equity Method Investments and Affiliated Transactions

At December 31, 2002 and 2001, Dominion’s equity method investments totaled $503 million and $523 million, respectively, and equity earnings on these investments totaled $11 million in 2002, $36 million in 2001 and $47 million in 2000. Dominion’s equity method investments are reported on the Consolidated Balance Sheets in other investments. In addition, Dominion has equity method investments that are held for sale, representing primarily its interest in certain Australian natural gas pipelines. As of December 31, 2002 and 2001, equity method investments that are held for sale totaled $83 million and $68 million, respectively, and are included in other current assets in the Consolidated Balance Sheets. Other than transactions involving its telecommunications joint venture described in Note 30, transactions between Dominion and its affiliates, as well as amounts due from those affiliates, were not significant.

32.    Operating Segments

Dominion manages its operations along three primary business lines:

        Dominion Energy manages Dominion’s generation portfolio, consisting primarily of generating units and power purchase agreements. It also manages Dominion’s energy trading and marketing, hedging and arbitrage activities; and gas pipeline and certain gas production and storage operations.

Dominion Delivery manages Dominion’s electric and gas distribution systems, as well as customer service and electric transmission. Dominion Delivery also includes Dominion’s investment in DFV, see Note 30.

Notes to Consolidated Financial Statements—(Continued)

Dominion Exploration & Production manages Dominion’s onshore and offshore gas and oil exploration, development and production operations. Operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico, and Western Canada.

Effective January 1, 2003, Dominion’s electric transmission operations will be managed by the Dominion Energy operating segment.

In addition, Dominion also reports the operations of DCI and Dominion’s corporate and other operations as a segment. Amounts included in the Corporate and Other category include:

■      corporate expenses of the Dominion and CNG holding companies (including interest not allocated to other segments);

■      the operations of Corby (UK), prior to its sale on September 29, 2000 (see Note 6);

■      2002 and 2001 restructuring costs and 2000 restructuring and acquisition-related costs (see Note 8);

■      2001 costs associated with termination of long-term power purchase contracts (see Note 27);

■      2001 provision for credit exposure in connection with Enron bankruptcy (see Note 15);

■      2002, 2001 and 2000 impairment and re-valuation of certain DCI investments (see Note 9);

■      2000 cumulative effect of a change in accounting principle (see Note 3).

Dominion’s management evaluates performance based on a measure of profit and loss that represents each segment’s contribution to Dominion’s net income. Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.

The following table presents segment information pertaining to Dominion’s operations:

(millions)	Dominion Energy	Dominion Delivery	Dominion E&P	Corporate and Other	Adjustments & Eliminations	Consolidated Total

2002
Total revenue from external customers	$5,781	$2,526	$1,629	$215	$67	$10,218
Intersegment revenue	159	26	90	568	(843)

Total operating revenue	5,940	2,552	1,719	783	(776)	10,218
Interest and related charges	258	202	88	653	(256)	945
Depreciation, depletion and amortization	368	328	502	60		1,258
Equity in earnings of equity method investees	29	(32)	5	9		11
Income tax expense (benefit)	462	236	165	(182)		681
Net income	770	455	380	(243)		1,362
Investment in equity method investees	216	74	53	160		503
Capital expenditures	836	455	1,492	45		2,828
Total assets (billions)	$15.5	$8.2	$7.8	$15.1	$(8.7)	$37.9

2001
Total revenue from external customers	$6,001	$2,948	$1,354	$255		$10,558
Intersegment revenue	143	15	106	626	$(890)

Total operating revenue	6,144	2,963	1,460	881	(890)	10,558
Interest and related charges	292	225	64	621	(205)	997
Depreciation, depletion and amortization	379	339	364	163		1,245
Equity in earnings of equity method investees	39	(3)	5	(5)		36
Income tax expense (benefit)	477	200	145	(452)		370
Net income	723	366	320	(865)		544
Investment in equity method investees	208	102	71	142		523
Capital expenditures	793	435	898	42		2,168
Total assets (billions)	$13.7	$8.0	$7.4	$10.8	$(5.5)	$34.4

2000
Total revenue from external customers	$4,731	$2,798	$1,279	$438		$9,246
Intersegment revenue	163	28	51	398	$(640)

Total operating revenue	4,894	2,826	1,330	836	(640)	9,246
Interest and related charges	230	221	83	519	(29)	1,024
Depreciation, depletion and amortization	340	318	352	166		1,176
Equity in earnings of equity method investees	23		12	12		47
Income tax expense (benefit)	262	187	97	(363)		183
Net income	489	339	255	(647)		436
Capital expenditures	$330	$457	$751	$27		$1,565

As of December 31, 2002 and 2001, approximately 3 and 2 percent of Dominion’s total long-lived assets, respectively, were associated with international operations. For the years ended December 31, 2002 and 2001, approximately 1 and 2 percent of operating revenues were associated with international operations.

Notes to Consolidated Financial Statements—(Continued)

33.    Gas and Oil Producing Activities  (unaudited)

Capitalized Costs

The aggregate amounts of costs capitalized for gas and oil producing activities, and related aggregate amounts of accumulated depreciation, depletion and amortization, at December 31, 2002 and 2001 follow:

(millions)	2002	2001

Capitalized costs of:
Proved properties	$6,265	$4,707
Unproved properties	1,440	1,508

	7,705	6,215

Accumulated depreciation of:
Proved properties	1,212	447
Unproved properties	151	120

	1,363	567

Net capitalized costs	$6,342	$5,648

Total Costs Incurred

The following costs were incurred in gas and oil producing activities during the years ended December 31, 2002, 2001 and 2000:

	2002			2001			2000

(millions)	Total	United States	Canada	Total	United States	Canada	Total	United States	Canada

Property acquisition costs:
Proved properties	$243	$243		$1,586	$1,586		$1,475	$1,459	$16
Unproved properties	177	170	$7	908	897	$11	125	125

	420	413	7	2,494	2,483	11	1,600	1,584	16
Exploration costs	267	260	7	305	305		159	115	44
Development costs(1)	760	679	81	512	395	117	261	236	25

Total	$1,447	$1,352	$95	$3,311	$3,183	$128	$2,020	$1,935	$85

(1)	Development costs incurred for proved undeveloped reserves were $223 million and $133 million for 2002 and 2001, respectively.

Results of Operations

Dominion cautions that the following standardized disclosures required by the FASB do not represent the results of operations based on its historical financial statements. In addition to requiring different determinations of revenue and costs, the disclosures exclude the impact of interest expense and corporate overhead.

	2002			2001			2000

(millions)	Total	United States	Canada	Total	United States	Canada	Total	United States	Canada

Revenue (net of royalties) from:
Sales to nonaffiliated companies	$1,396	$1,257	$139	$1,144	$920	$224	$861	$691	$170
Transfers to other operations	97	97		114	114		93	93

Total	1,493	1,354	139	1,258	1,034	224	954	784	170
Less:
Production (lifting) costs	272	220	52	220	162	58	158	133	25
Depreciation, depletion and amortization	502	452	50	358	307	51	345	294	51
Income tax expense	222	209	13	208	162	46	134	93	41

Results of operations	$497	$473	$24	$472	$403	$69	$317	$264	$53

Company-Owned Reserves

Estimated net quantities of proved gas and oil (including condensate) reserves in the United States and Canada at December 31, 2002, 2001 and 2000, and changes in the reserves during those years, are shown in the two schedules which follow.

	2002			2001			2000

(billion cubic feet)	Total	United States	Canada	Total	United States	Canada	Total	United States	Canada

Proved developed and undeveloped reserves—Gas
At January 1	4,090	3,517	573	2,337	1,858	479	1,114	600	514
Changes in reserves:
Extensions, discoveries and other additions	874	769	105	503	394	109	274	232	42
Revisions of previous estimates	158	145	13	(24)	(64)	40	(89)	(59)	(30)
Production	(399)	(346)	(53)	(295)	(238)	(57)	(269)	(222)	(47)
Purchases of gas in place	381	379	2	1,578	1,576	2	1,322	1,322
Sales of gas in place	(6)	(6)		(9)	(9)		(15)	(15)

At December 31	5,098	4,458	640	4,090	3,517	573	2,337	1,858	479

Proved developed reserves—Gas
At January 1	3,466	3,026	440	1,954	1,593	361	1,005	600	405
At December 31	4,035	3,549	486	3,466	3,026	440	1,954	1,593	361

(thousands of barrels)

Proved developed and undeveloped reserves—Oil
At January 1	140,567	115,988	24,579	75,342	51,072	24,270	20,808	659	20,149
Changes in reserves:
Extensions, discoveries and other additions	24,326	24,273	53	40,676	37,401	3,275	14,213	12,813	1,400
Revisions of previous estimates	11,165	4,293	6,872	(1,617)	(165)	(1,452)	(5,082)	(2,443)	(2,639)
Production	(9,725)	(8,653)	(1,072)	(7,663)	(6,134)	(1,529)	(7,694)	(6,436)	(1,258)
Purchases of oil in place	2,928	2,928		34,619	34,604	15	54,977	48,359	6,618
Sales of oil in place	(31)	(31)		(790)	(790)		(1,880)	(1,880)

At December 31	169,230	138,798	30,432	140,567	115,988	24,579	75,342	51,072	24,270

Proved developed reserves—Oil
At January 1	63,777	46,473	17,304	36,236	21,709	14,527	6,102	659	5,443
At December 31	65,823	47,759	18,064	63,777	46,473	17,304	36,236	21,709	14,527

Notes to Consolidated Financial Statements—(Continued)

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein

The following tabulation has been prepared in accordance with the FASB’s rules for disclosure of a standardized measure of discounted future net cash flows relating to proved gas and oil reserve quantities owned by Dominion.

	2002			2001			2000

(millions)	Total	United States	Canada	Total	United States	Canada	Total	United States	Canada

Future cash inflows	$28,337	$25,344	$2,993	$12,350	$11,161	$1,189	$23,602	$19,117	$4,485
Less:
Future development costs(1)	1,092	1,005	87	845	770	75	503	405	98
Future production costs	3,603	2,979	624	3,571	3,091	480	2,055	1,540	515
Future income tax expense (benefit)	7,582	6,904	678	1,917	2,026	(109)	7,145	5,591	1,554

Future cash flows	16,060	14,456	1,604	6,017	5,274	743	13,899	11,581	2,318
Less annual discount (10% a year)	8,255	7,436	819	2,804	2,513	291	5,723	4,622	1,101
Standardized measure of discounted future net cash flows(2)	$7,805	$7,020	$785	$3,213	$2,761	$452	$8,176	$6,959	$1,217

(1)	Estimated future development costs, excluding abandonment, for proven undeveloped reserves are estimated to be $236 million, $239 million and $203 million for 2003, 2004 and 2005, respectively.
(2)	Amounts exclude the effect of derivative instruments designated as hedges of future sales of production at year end.

In the foregoing determination of future cash inflows, sales prices for gas and oil were based on contractual arrangements or market prices at year-end. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year end, assuming the continuation of existing economic conditions. Future income taxes were computed by applying the appropriate year-end or future statutory tax rate to future pretax net cash flows, less the tax basis of the properties involved, and giving effect to tax deductions, permanent differences and tax credits.

It is not intended that the FASB’s standardized measure of discounted future net cash flows represent the fair market value of Dominion’s proved reserves. Dominion cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10 percent discount rate is arbitrary. In addition, costs and prices as of the measurement date are used in the determinations, and no value may be assigned to probable or possible reserves.

The following tabulation is a summary of changes between the total standardized measure of discounted future net cash flows at the beginning and end of each year.

(millions)	2002	2001	2000

Standardized measure of discounted future net cash flows at January 1	$3,213	$8,176	$549
Changes in the year resulting from:
Sales and transfers of gas and oil produced during the year, less production costs	(1,221)	(1,038)	(796)
Prices and production and development costs related to future production	3,975	(9,793)	9,544
Extensions, discoveries and other additions, less production and development costs	2,039	767	1,602
Previously estimated development costs incurred during the year	223	134	82
Revisions of previous quantity estimates	(152)	62	(778)
Accretion of discount	426	1,117	259
Income taxes	(2,639)	2,949	(3,309)
Acquisition of Louis Dreyfus and CNG		1,347	1,322
Other purchases and sales of proved reserves in place	799	102	994
Other (principally timing of production)	1,142	(610)	(1,293)

Standardized measure of discounted future net cash flows at December 31	$7,805	$3,213	$8,176

34.    Quarterly Financial and Common Stock Data (unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 follows. Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors. Amounts for 2001 reflect certain reclassifications to conform to the 2002 presentation.

(millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2002
Operating revenue	$2,634	$2,332	$2,545	$2,707	$10,218
Income from operations	711	625	836	713	2,885
Net income	322	272	430	338	1,362

Earnings per share—basic	1.21	0.98	1.55	1.12	4.85

Earnings per share—diluted	1.20	0.97	1.54	1.12	4.82

Dividends paid per share	0.645	0.645	0.645	0.645	$2.58
Common stock prices (high-low)	$65.97-$56.39	$67.06-$60.59	$66.15-$47.97	$55.74-$35.40

2001
Operating revenue	$3,198	$2,309	$2,544	$2,507	$10,558
Income from operations	496	518	780	(9)	1,785
Net income (loss)	162	155	344	(117)	544

Earnings (loss) per share—basic	0.66	0.63	1.38	(0.45)	2.17

Earnings (loss) per share—diluted	0.65	0.62	1.37	(0.45)	2.15

Dividends paid per share	0.645	0.645	0.645	0.645	2.58
Common stock prices (high-low)	$68-$55.31	$69.99-$59.47	$64.15-$55.13	$62.97-$55.30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding the directors of Dominion contained under the heading Election of Directors, in the 2003 Proxy Statement, File No. 1-8489, which will be filed on or around March 21, 2003 (the 2003 Proxy Statement), is incorporated by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is contained under the heading Section 16(a) Beneficial Ownership Reporting Compliance in the 2003 Proxy and is incorporated by reference. The information concerning the executive officers of Dominion required by this item is included in Part I of this Form 10-K under the caption Executive Officers of the Registrant.

Item 11.	Executive Compensation

The information regarding executive compensation contained under the heading Executive Compensation and the information regarding director compensation contained under the heading The Board—Compensation and Other Programs in the 2003 Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information concerning stock ownership by directors, executive officers and five percent beneficial owners contained under the heading Share Ownership Table in the 2003 Proxy Statement is incorporated by reference.

The information regarding equity securities of Dominion that are authorized for issuance under its equity compensation plans contained under the heading Equity Compensation in the 2003 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

The information concerning certain transactions with executive officers under the heading Executive Compensation— Stock Purchase Programs and other transactions contained under the heading Certain Relationships and Related Transactions in the 2003 Proxy Statement is incorporated by reference.

Item 14.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Dominion’s disclosure controls and procedures within 90 days of the date of this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that Dominion’s disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1.    Financial Statements

See Index on page 46.

2.    Financial Statement Schedules

Page
Independent Auditors’ Report	101
Schedule I—Condensed Financial Information of Registrant	102
Schedule II—Valuation and Qualifying Accounts	109

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

3.1	Articles of Incorporation as in effect August 9, 1999, as amended effective March 12, 2001 (filed herewith).

3.2	Bylaws as in effect on October 20, 2000 (Exhibit 3, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).

4.1	See Exhibit 3.1 above.

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

4.9

Indenture, dated as of April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York (as successor trustee to United States Trust Company of New York) (Exhibit (4) to Certificate of Notification at Commission File No. 70-8107); First Supplemental Indenture dated January 28, 2000 (Exhibit (4 A)(ii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, incorporated by reference); Securities Resolution No. 1 effective as of April 12, 1995 (Exhibit 2 to Form 8-A filed April 21, 1995 under File No. 1-3196 and relating to the 7 3/8% Debentures Due April 1, 2005); Securities Resolution No. 2 effective as of October 16, 1996 (Exhibit 2 to Form 8-A filed October 18, 1996 under file No. 1-3196 and relating to the 6 7/8% Debentures Due October 15, 2006); Securities Resolution No. 3 effective as of December 10, 1996 (Exhibit 2 to Form 8-A filed December 12, 1996 under file No. 1-3196 and relating to the 6 5/8% Debentures Due December 1, 2008); Securities Resolution No. 4 effective as of December 9, 1997 (Exhibit 2 to Form 8-A filed December 12, 1997 under file No. 1-3196 and relating to the 6.80% Debentures Due December 15, 2027); Securities Resolution No. 5 effective as of October 20, 1998 (Exhibit 2 to Form 8-A filed October 22, 1998 under file No. 1-3196 and relating to the 6% Debentures Due October 15, 2010); Securities Resolution No. 6 effective as of September 21, 1999 (Exhibit 4A(iv), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3196, and relating to the 7 1/4% Notes Due October 1, 2004).

4.10

Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference); Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001, incorporated by reference); Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K, dated May 25, 2001, incorporated by reference); Form of Tenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489, incorporated by reference); Form of Eleventh Supplemental Indenture (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1-8489, incorporated by reference.); Form of Twelfth Supplemental Indenture (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489, incorporated by reference); Thirteenth Supplemental Indenture dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489, incorporated by reference); Forms of Fifteenth and Sixteenth Supplemental Indentures (Exhibits 4.2 and 4.3 to Form 8-K filed December 12, 2002, File No. 1-8489, incorporated by reference); Forms of Seventeenth and Eighteenth Supplemental Indentures (Exhibits 4.2. and 4.3 to Form 8-K filed February 11, 2003, File No. 1-8489, incorporate by reference); Forms of Twentieth and Twenty-first Supplemental Indentures (Exhibits 4.2 and 4.3 to Form 8-K filed March 4, 2003, File No. 1-8489, incorporated by reference).

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

4.13

Indenture, dated as of June 15, 1994, between Louis Dreyfus Natural Gas Corp., Dominion Oklahoma Texas Exploration and Production, Inc. and The Bank of New York (as successor trustee to Bank of Montreal Trust Company) (Exhibit 4.13, Form 10-K for the fiscal year ended December 31, 2001, File No. 1-8489, incorporated by reference); as supplemented by the First Supplemental Indenture, dated as of November 1, 2001(Exhibit 4.7, Form 10-Q for the quarter ended September 30, 2001, incorporated by reference).

4.14

Indenture, dated as of December 11, 1997, between Louis Dreyfus Natural Gas Corp., Dominion Oklahoma Texas Exploration & Production, Inc., and La Salle Bank National Association (formerly LaSalle National Bank) (Exhibit 4.14, Form 10-K for the fiscal year ended December 31, 2001, File No. 1-8489, incorporated by reference); as supplemented by the First Supplemental Indenture, dated as of November 1, 2001 (Exhibit 4.9, Form 10-Q for the quarter ended September 30, 2001, incorporated by reference).

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

10.3

Services Agreement between Dominion Resources Services, Inc. and Virginia Electric and Power Company dated January 1, 2000 (Exhibit 10.19, Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by reference).

10.4	PJM South Implementation Agreement between Virginia Electric and Power Company and PJM Interconnection, L.L.C., dated September 30, 2002, as amended December 6, 2002 (filed herewith).

10.5

$1,250,000,000 364-Day Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, as Administrative Agent for the Lenders, dated as of May 30, 2002 (filed herewith).

10.6

$750,000,000 Three-Year Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, as Administrative Agent for the Lenders, dated as of May 30, 2002 (filed herewith).

10.7*

Dominion Resources, Inc. Executive Supplemental Retirement Plan, effective January 1, 1981 as amended and restated September 1, 1996 (Exhibit 10(iv), Form 10-Q for the quarter ended June 30, 1997, File No. 1-8489, incorporated by reference), amendment dated June 20, 1997 and amendment effective February 20, 1998 (Exhibit 10(xxi), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference); amendment dated November 26, 2001 (Exhibit 10.12, Form 10-K for the fiscal year ended December 31, 2001, File No. 1-8489, incorporated by reference).

10.8*	Dominion Resources, Inc.’s Cash Incentive Plan as adopted December 20, 1991 (Exhibit 10(xxii), Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8489, incorporated by reference).

10.9*

Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997, as amended and restated effective July 20, 2001 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2001, File No. 1-8489, incorporated by reference).

10.10*	Dominion Resources, Inc. Executive Stock Purchase and Loan Plan II, dated February 15, 2000 (filed herewith).

10.11*

Form of Employment Continuity Agreement for certain officers of Dominion including Messrs. Roach, Farrell, Chewning, Radtke, Sanderlin and O’Hanlon (Exhibit 10(i), Form 10-Q for the quarter ended June 30, 1999, File No. 1-8489, incorporated by reference) and as amended October 19, 2001 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2001, File No. 1-8489, incorporated by reference).

10.12*

Dominion Resources, Inc. Retirement Benefit Funding Plan, effective June 29, 1990 as amended and restated September 1, 1996 (Exhibit 10(iii), Form 10-Q for the quarter ended June 30, 1997, File No. 1-8489, incorporated by reference).

10.13*

Dominion Resources, Inc. Retirement Benefit Restoration Plan as adopted effective January 1, 1991 as amended and restated September 1, 1996 (Exhibit 10(ii), Form 10-Q for the quarter ended June 30, 1997, File No. 1-8489, incorporated by reference); amendment dated November 26, 2001 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2001, File No. 1-8489, incorporated by reference).

10.14*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, effective January 1, 1994 and as amended and restated January 1, 2003 (filed herewith).

10.15*	Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, as amended, effective December 17, 1999 (filed herewith).

10.16*	Dominion Resources, Inc. Directors Stock Compensation Plan, effective April 9, 1998 (Exhibit 99, Form S-8 Registration Statement, File No. 333-49725, incorporated by reference).

10.17*

Dominion Resources, Inc. Directors Deferred Cash Compensation Plan, as amended and in effect September 20, 2002 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2002, incorporated by reference).

10.18*

Dominion Resources, Inc. Leadership Stock Option Plan, effective July 1, 2000, as amended and restated effective July 20, 2001 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2001, File No. 1-8489, incorporated by reference).

10.19*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, as amended and restated December 20, 2002 (filed herewith).

10.20*	Dominion Resources, Inc. Security Option Plan, effective January 1, 2003 (filed herewith).

10.21*	Arrangement with Thos. E. Capps regarding additional credited years of service for retirement and retirement life insurance purposes (filed herewith).

10.22*

Employment Agreement dated September 30, 2002 between Dominion and Thos. E. Capps (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2002, incorporated by reference) including supplemental letter dated February 27, 2003 (filed herewith).

10.23*	Form of Reimbursement Agreement between certain executive officers and Dominion (Exhibit 10(xxvii), Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by reference).

10.24*	Letter agreement between Dominion and Thomas F. Farrell, II (filed herewith).

10.25*	Letter agreement between Dominion and Thomas N. Chewning (filed herewith).

10.26*	Offer of employment dated March 16, 2001 between Dominion and Duane C. Radtke (filed herewith).

10.27*

Memorandum regarding Terms of Retirement and related general release dated October 23, 2002 between Dominion and Edgar M. Roach, Jr. (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2002, File No. 1-8489, incorporated by reference).

10.28*

Memorandum regarding Terms of Retirement and related general release dated November 5, 2002 between Dominion and James P. O’Hanlon (Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2002, File No. 1-8489, incorporated by reference).

11	Computation of Earnings Per Share of Common Stock Assuming Full Dilution (filed herewith).

12	Ratio of earnings to fixed charges (Exhibit 12, Form 8-K filed March 4, 2003, File No. 1-8489, incorporated by reference).

18.1	Letter re: Change in Accounting Principles (Exhibit 18, Form 10-Q for the quarter ended March 31, 2000, File No. 1-8489, incorporated by reference).

18.2	Letter re: Change in Accounting Principles (Exhibit 18, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference)

21	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith).

23.2	Consent of Ralph E. Davis Associates, Inc. (filed herewith).

23.3	Consent of Ryder Scott Company, L.P. (filed herewith).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K

1.	Dominion filed a report on Form 8-K on December 13, 2002, relating to the sale of $300,000,000 aggregate principal amount of Dominion’s 2002 Series D 5.125% Senior Notes Due 2009 and $300,000,000 aggregate principal amount of Dominion’s 2002 Series E 6.75% Senior Notes Due 2032.

2.	Dominion filed a report on Form 8-K on January 23, 2003, relating to Dominion’s press release announcing unaudited results of operations for the fiscal year ended December 31, 2002.

3.	Dominion filed a report on Form 8-K on February 11, 2003, relating to the sale of $300,000,000 aggregate principal amount of Dominion’s 2003 Series A 2.800% Senior Notes Due 2005 and $400,000,000 aggregate principal amount of Dominion’s 2003 Series B 4.125% Senior Notes Due 2008.

4.	Dominion filed a report on Form 8-K on March 4, 2003, relating to the sale of $300,00,000 aggregate principal amount of Dominion’s 2003 series D 5.00% Senior Notes Due 2013 and $300,000,000 aggregate principal amount of Dominion’s 2003 Series E 6.30% Senior Notes Due 2033.

Independent Auditors’ Report

To the Shareholders’ and Board of Directors of

Dominion Resources, Inc.

Richmond, Virginia

We have audited the consolidated financial statements of Dominion Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 21, 2003 (February 19, 2003 as to the last two paragraphs of the Lease Commitments section of Note 27 and February 21, 2003 as to the date of the last three paragraphs of Note 30), which report expresses an unqualified opinion and includes an explanatory paragraph as to changes in accounting principle: for goodwill and other intangible assets in 2002, derivative instruments and hedging activities in 2001, and the method of accounting used to develop the market-related value of pension plan assets in 2000; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Richmond, Virginia

January 21, 2003

(February 19, 2003 as to the last two paragraphs of the Lease

Commitments section of Note 27 and February 21, 2003 as to

the last three paragraphs of Note 30)

Dominion Resources, Inc. (Parent Company)

Schedule I—Condensed Financial Information of Registrant

Condensed Statements of Income

	Year Ended December 31,

(millions)	2002	2001	2000

Operating Revenue	$—	$—	$3
Operating Expenses	33	22	31

Loss from operations	(33)	(22)	(28)

Other income:
Affiliated interest income	85	87	37
Other	7	7	10

Total other income	92	94	47

Interest and related charges	421	405	350

Loss before income taxes	(362)	(333)	(331)
Income tax benefit	121	117	129
Equity in undistributed earnings of subsidiaries	1,603	760	638

Net Income	$1,362	$544	$436

The accompanying notes are an integral part of the Condensed Financial Statements.

Dominion Resources, Inc. (Parent Company)

Schedule I—Condensed Financial Information of Registrant

Condensed Balance Sheets

	At December 31,

(millions)	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$74	$181
Receivables and advances due from affiliates	2,201	840
Prepayments	68	41
Escrow account for debt refunding	500
Other	1	1

Total current assets	2,844	1,063

Investments
Investment in affiliates	13,966	12,821
Loans to affiliates	1,300	1,300
Other	26	24

Total investments	15,292	14,145

Property, Plant and Equipment, Net
Property, plant and equipment	6	6
Less: accumulated depreciation, depletion and amortization	(3)	(3)

Total property, plant and equipment, net	3	3

Deferred Charges and Other Assets	32	15

Total assets	$18,171	$15,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$1,548	$45
Short-term debt	354	648
Payables and short-term borrowings due to affiliates	43	78
Accrued interest and taxes	97	161
Other	4	51

Total current liabilities	2,048	983

Long-Term Debt
Long-term debt	4,219	4,028
Notes payable to affiliates	914	1,144

Total long-term debt	5,133	5,172

Deferred Credits and Other Liabilities
Deferred income taxes	54	19
Other	58	19

Total deferred credits and other liabilities	112	38

Total liabilities	7,293	6,193

Preferred Stock	665	665

Common Shareholders’ Equity
Common stock, no par(1)	9,051	7,129
Other paid-in capital	47	28
Accumulated other comprehensive income (loss)	(446)	289
Retained earnings	1,561	922

Total common shareholders’ equity	10,213	8,368

Total liabilities and shareholders’ equity	$18,171	$15,226

(1)	500 million shares authorized; 308 million shares and 265 million shares outstanding at December 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of the Condensed Financial Statements.

Dominion Resources, Inc. (Parent Company)

Schedule I—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

	Year Ended December 31,

(millions)	2002	2001	2000

Net Cash Provided By Operating Activities	$547	$408	$1,310

Investing Activities
Investment in affiliates	(95)	(17)	(71)
Advances to affiliates, net of repayments	(2,435)	327	(611)
Loans to affiliates		(1,300)
Acquisition of Consolidated Natural Gas Company			(2,869)
Escrow deposit for debt refunding	(500)
Other	(3)	(4)	17

Net cash used in investing activities	(3,033)	(994)	(3,534)

Financing Activities
Issuance of common stock	2,020	245	532
Repurchase of common stock	(66)		(1,641)
Issuance of long-term debt	1,680	1,097	2,913
Repayment of long-term debt			(50)
Issuance (repayment) of short-term debt, net	(294)	(908)	1,108
Issuance of notes payable to affiliates		1,276
Repayment of notes payable to affiliates	(227)	(345)
Common dividends paid	(723)	(649)	(615)
Other	(11)

Net cash provided by financing activities	2,379	716	2,247

Increase (decrease) in cash and cash equivalents	(107)	130	23
Cash and cash equivalents at beginning of the year	181	51	28

Cash and cash equivalents at end of the year	$74	$181	$51

Supplemental cash flow information:
Noncash transactions from investing and financing activities:
Common stock issuance —acquisition of Consolidated Natural Gas Company			$3,527
Stock and stock option issuance —Louis Dreyfus acquisition		$894
Conversion of short-term advances and other amounts receivable from subsidiaries to paid-in capital	$959	86
Issuance of preferred stock to beneficially owned trust		665
Common stock received in exchange for reduction in amounts receivable from subsidiary	150
Exchange of debt securities	450

The accompanying notes are an integral part of the Condensed Financial Statements.

Dominion Resources, Inc. (Parent Company)

Schedule I—Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

Note 1.    Basis of Presentation

Pursuant to rules and regulations of the Securities and Exchange Commission (SEC), the unconsolidated condensed financial statements of Dominion Resources, Inc. (the Company) do not reflect all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2002 Form 10-K, Part II, Item 8.

Accounting for subsidiaries—The Company has accounted for the earnings of its subsidiaries under the equity method in the unconsolidated condensed financial statements.

Income Taxes—The unconsolidated income tax benefit computed for the Company in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, reflects the tax assets and liabilities of the Company on a stand alone basis and the effect of filing a consolidated U.S. tax return with its subsidiaries.

Note 2.    Long-Term Debt

	2002 Weighted-average Coupon(1)	At December 31,

(millions)		2002	2001

Senior and medium-term notes:
Variable rates, due 2002 to 2003	2.49%	$100	$350
3.875% to 8.125%, due 2003 to 2032(2)	6.63%	4,920	3,250
Equity-linked senior notes, 5.75% to 8.05%, due 2006 to 2008(3)	7.03%	743	413
Nonrecourse debt:
Variable rates, due 2004	2.21%	18	18

		5,781	4,031
Fair value hedge valuation(4)		5
Amount due within one year		(1,500)
Unamortized discount(5)		(67)	(3)

		4,219	4,028

Notes payable—affiliates:
6.0%, due 2005		126	175
7.83% to 8.4%, due 2027 to 2041	8.22%	822	822
Variable rates, due 2006	2.05%	14	192

		962	1,189

Amount due within one year		(48)	(45)

		914	1,144

Total long-term debt		$5,133	$5,172

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2002.
(2)	Includes $250 million of the 7.82 percent Series E Remarketable Notes due September 15, 2014, which will be either mandatorily purchased and remarketed by the remarketing agent or mandatorily redeemed by the Company on September 15, 2004.
(3)	See Note 3.
(4)	Represents changes in fair value of certain fixed rate long-term debt associated with fair value hedging relationships.
(5)	In 2002, the Company redeemed two series of its remarketable senior notes due September 16, 2012: $200 million, 7.40 percent Series D and $250 million, Variable Rate Series F (Remarketable Senior Notes). In a direct exchange, the Company completed the redemption by issuing $520 million, 5.70 percent Series C Senior Notes due September 17, 2012 (Senior Notes). The principal amount of the Senior Notes was determined by an exchange ratio that was based upon the fair value of the Remarketable Senior Notes. The $63 million difference between the principal amounts of Senior Notes issued and Remarketable Senior Notes redeemed was recorded as an increase in debt discount. In addition, through September 2004, the interest rate for the Senior Notes may increase if the credit ratings established by Moody’s or Standard & Poor’s for Dominion Resources, Inc. senior unsecured debt securities decline. The total increase is limited to 1 percent and would continue for any period in which the downgrade is in effect.

The scheduled principal payments of long-term debt at December 31, 2002 were as follows (in millions):

2003	2004	2005	2006	2007	Thereafter	Total

$1,549	$319	$727	$427	—	$3,722	$6,743

In December 2002, the Company issued $600 million of senior notes, of which $500 million of proceeds was deposited into an escrow account solely for the purpose of being used to repay approximately one half of the aggregate principal amount of the Company’s 2001 Series A 6.0 percent senior notes maturing in January 2003.

The Company’s long-term debt agreements contain customary covenants and default provisions. As of December 31, 2002, there were no events of default under those covenants.

Note 3.    Equity-Linked Securities

In 2002 and 2000, the Company issued equity-linked debt securities, consisting of stock purchase contracts and senior notes. The stock purchase contracts obligate the holders to purchase shares of the Company’s common stock from the Company by a settlement date, two years prior to the senior notes’ maturity date. The purchase price is $50 and the number of shares to be purchased will be determined under a formula based on the average closing price of the Company’s common stock near the settlement date. The senior notes, or treasury securities in some instances, are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. The holders may satisfy their obligations under the stock purchase contracts by allowing the senior notes to be remarketed with the proceeds being paid to

Dominion Resources, Inc. (Parent Company)

Schedule I—Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

the Company as consideration for the purchase of stock. Alternatively, holders may choose to continue holding the senior notes and use other resources as consideration for the purchase of stock under the stock purchase contracts.

The Company makes quarterly interest payments on the senior notes and quarterly payments on the stock purchase contracts at the rates described below. The Company has recorded the present value of the stock purchase contract payments as a liability, offset by a charge to common stock in shareholders’ equity. Interest payments on the senior notes are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as interest expense.

Under the terms of the stock purchase contracts, the Company will issue between 6.7 million and 8.1 million shares of its common stock in November 2004 and between 4.1 million and 5.5 million shares of its common stock in May 2006. A total of 13.6 million shares of the Company’s common stock has been reserved for issuance in connection with the stock purchase contracts.

Selected information about the Company’s equity-linked debt securities is presented below (amounts other than percentages are in millions):

Date of Issuance	Units Issued	Total Net Proceeds	Total Long-Term Debt	Senior Notes Annual Interest Rate	Stock Purchase Contract Annual Rate	Total Equity Charge	Stock Purchase Settlement Date	Maturity of Senior Notes

2000	8.3	$400.1	$412.5	8.05%	1.45%	$20.7	11/04	11/06

2002	6.6	$320.1	$330.0	5.75%	3.00%	$36.3	5/06	5/08

Note  4.    Guarantees, Letters of Credit and Surety Bonds

In the ordinary course of business, the Company is party to various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements include guarantees, standby letters of credit and surety bonds. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. Guarantees and stand-by letters of credit are used, when necessary, to support or enhance a subsidiary’s stand-alone creditworthiness. Accordingly, the Company entered into guarantees and stand-by letters of credit so that third parties would be willing to enter into contracts with the subsidiaries and to extend sufficient credit to facilitate the subsidiaries’ accomplishment of intended commercial purposes. In such instances, guarantees may be used to limit exposures resulting from subsidiary business activities to pre-defined amounts. While the majority of these guarantees do not have a termination date, the Company may choose at any time to limit the applicability of such guarantees to future transactions.

Guarantees

The Company believes it unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations. As of December 31, 2002, outstanding guarantees include $4.0 billion issued by the Company and represented the following types of guarantees:

Guarantee of Subsidiary Debt—The Company has guaranteed the payment of interest and principal of $541 million of subsidiary debt, primarily for certain subsidiaries of Dominion Energy (DEI) and Dominion Capital, Inc. (DCI). In the event of default by the subsidiaries, the Company would be obligated to repay such amounts.

Guarantees Supporting Commodity Transactions of Subsidiaries—The Company has also guaranteed contract payments up to approximately $1.1 billion, primarily for certain subsidiaries of Virginia Electric and Power Company (Virginia Power), Consolidated Natural Gas (CNG) and DEI involved in energy marketing activities and $88 million related to other commodity commitments. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, pipeline capacity, transportation, oil, electricity and related commodities and services. If any one of these subsidiaries fails to perform or pay under the contracts and the counterparties seek performance or payment, the Company would be obligated to satisfy such obligation. The Company and its subsidiaries receive similar guarantees as collateral for credit extended to others.

Guarantees Supporting Other Agreements—The Company has also guaranteed the following transactions:

■ $26 million related to the future nuclear decommissioning obligations of certain DEI subsidiaries for the Millstone Power Station (Millstone) and $264 million related to potential retrospective premiums that could be assessed, if there is a nuclear incident under the Company’s nuclear insurance programs for the Millstone Power Station. See Note 16 to the Consolidated Financial Statements included in the 2002 Form 10-K, Part II, Item 8 for more information on nuclear operations. Also, as part of satisfying certain Nuclear Regulatory Commission requirements concerned with ensuring adequate funding for

Dominion Resources, Inc. (Parent Company)

Schedule I—Condensed Financial Information of Registrant

Notes to Condensed Financial Statements—(continued)

Millstone’s operations, the Company has also agreed to provide up to $150 million to a DEI subsidiary, if requested by such subsidiary, to pay Millstone operating expenses.

■ $91 million related to certain leases (fleet vehicles and computer hardware and software), primarily for Dominion Resources Services, Inc. (DRS) and CNG. For information on commitments for the Company’s leases, see Lease Commitments in Note 27 to the Consolidated Financial Statements included in the 2002 Form 10-K, Part II, Item 8.

■ $1.6 billion related to the leasing obligations of certain subsidiaries of DEI for several new power generation projects, as well as those of DRS for corporate headquarters and aircraft. See Lease Commitments in Note 27 to the Consolidated Financial Statements included in the 2002 Form 10-K, Part II, Item 8.

■ $35 million related to the obligations of a DEI subsidiary under a cross-currency swap agreement. If the subsidiary were to default on any amounts payable under the swap agreement, the Company would be obligated to pay such amounts.

■ $22 million related to guarantees for letters of credit issued primarily on behalf of certain subsidiaries of DCI, CNG and DEI.

■ Guarantees Supporting Related Parties—As of December 31, 2002, the Company has guaranteed $70 million related to officers’ borrowings under executive stock loan programs, for which individual officers are personally liable for repayment. Substantially all of this guarantee is scheduled to expire in 2005. The Company has also guaranteed $32 million for certain obligations of certain equity method investments—Dominion Telecom, Inc., Morgantown Energy Associates and Elwood Energy.

Standby Letters of Credit

At December 31, 2002, the Company had authorized the issuance of standby letters of credit by financial institutions in the amounts of $71 million for the benefit of certain counterparties that had extended credit to DEI. In the unlikely event that DEI does not pay amounts when due under the covered contracts, any covered counterparty may present its claim for payment to the financial institution, which would then request payment from DEI and the Company, as applicable. See Note 20 to the Consolidated Financial Statements included in the 2002 Form 10-K, Part II, Item 8. As of December 31, 2002, no amounts had been presented for payment under these letters of credit.

Surety Bonds

At December 31, 2002, the Company and its subsidiaries had purchased $63 million of surety bonds, $60 million of which was purchased for subsidiaries. CNG, Virginia Power and various other Company subsidiaries have purchased $40 million, $9 million and $11 million, respectively, of surety bonds primarily in relation to providing worker compensation benefits and obtaining licenses, permits and rights-of-way. Under the terms of the surety bonds, Virginia Power, DEI, or CNG and then the Company, are obligated to indemnify the respective surety bond company for any amounts paid on behalf of subsidiaries. The Company has also indemnified $3 million of surety bonds issued for Dominion Telecom, Inc. For additional related party information, see Note 31 to the Consolidated Financial Statements included in the 2002 Form 10-K, Part II, Item 8.

Indemnifications

In addition, as part of commercial contract negotiations in the normal course of business, the Company may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Company is unable to develop an estimate of the maximum potential amount of future payments under these contracts because events that would obligate the Company have not yet occurred or, if any such event has occurred, the Company has not been notified of its occurrence. However, at December 31, 2002, management believes future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on its results of operations, cash flows or financial position.

Note 5.    Preferred Stock

The Company is authorized to issue up to 20 million shares of preferred stock. The Company issued 665,000 shares of Series A mandatorily convertible preferred stock, liquidation preference $1,000 per share, to Piedmont Share Trust (Piedmont Trust) in connection with the formation of Dominion Fiber Ventures LLC (DFV) and the issuance of senior notes by DFV. The Company is the beneficial owner of the Piedmont Trust. For more information about the Company’s investment in DFV, see Note 30 to the Consolidated Financial Statements included in the 2002 Form 10-K, Part II, Item 8.

Dominion Resources, Inc. (Parent Company)

Schedule I—Condensed Financial Information of Registrant

Notes to Condensed Financial Statements—(continued)

Note	6. Dividend Restrictions

The Company received dividends from its consolidated subsidiaries in the amounts of $945 million, $806 million and $1.3 billion for the years 2002, 2001 and 2000, respectively.

The 1935 Act and related regulations issued by the SEC impose restrictions on the transfer and receipt of funds by a registered holding company from its subsidiaries, including a general prohibition against loans or advances being made by the subsidiaries to benefit the registered holding company. Under the 1935 Act, registered holding companies and their subsidiaries may pay dividends only from retained earnings, unless the SEC specifically authorizes payments from other capital accounts. In response to the Company’s request, the SEC granted relief in 2000, authorizing payment of dividends by CNG from other capital accounts to the Company in amounts up to $1.6 billion, representing CNG’s retained earnings prior to the Company’s acquisition of CNG. Furthermore, the Company has submitted a similar request to the SEC in 2002, seeking relief from this restriction in regard to its subsidiary, into which Louis Dreyfus was merged. The application requests relief up to $303 million, representing Louis Dreyfus’ retained earnings prior to the Company’s acquisition of Louis Dreyfus. The Company’s ability to pay dividends on its common stock at declared rates was not impacted by the restriction discussed above during 2002, 2001 and 2000.

The Virginia State Corporation Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate, if found not to be in the public interest. At December 31, 2002, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

Certain agreements associated with the Company’s credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict the Company’s ability to pay dividends or receive dividends from its subsidiaries at December 31, 2002.

See Note 22 to the Consolidated Financial Statements included in the 2002 Form 10-K, Part II, Item 8., for a description of potential restrictions on dividend payments by the Company in connection with the deferral of payments on the affiliated notes that are held as assets by certain subsidiary capital trusts of the Company.

Schedule II—Valuation and Qualifying Accounts

Column A		Column B		Column C			Column D		Column E
				Additions
Description		Balance at Beginning of Period		Charged to Expense		Charged to Other Accounts	Deductions		Balance at End of Period
		(Millions)
Valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	2000	$36	(a)	$71		$(1)	$39	(b)	$67
	2001	67		54		—	45	(b)	76
	2002	76		48		—	61	(b)	63
Allowance for loan losses	2000	47		16		—	7	(b)	56
	2001	56		178		—	158	(b)	76
	2002	76		—		—	10	(b)	66
Valuation allowance for commodity contracts	2000	22		(3	)(c)	—	—		19
	2001	19		(8	)(c)	—	—		11
	2002	11		(7	)(c)	—	—		4
Reserves:
Liability for pre-2001 workforce reductions	2000	12	(a)	—		—	9	(d)	3
	2001	3		—		—	3	(d)	—
	2002	—		—		—	—		—
Liabilities for restructuring costs:
2000 Plan
DCI exit strategies—Allowance for loan losses	2000	—		19		—	14	(b)	5
	2001	5		—		—	2	(b)	3
	2002	3		—		—	—		3
Severance and related costs	2000	—		70		—	41	(d)	29
	2001	29		(2	)(c)	—	24	(d)	3
	2002	3		—		—	3	(d)	—
Lease termination and restructuring	2000	—		14		—	6	(d)	8
	2001	8		—		—	7	(d)	1
	2002	1		—		—	1	(d)	—
Other, net	2000	—		8		—	8	(d)	—
	2001	—		—		—	—		—
	2002	—		—		—	—		—
2001 Plan
Severance and related costs	2001	—		42		—	—		42
	2002	42		(8	)(c)	—	24	(d)	10
Lease termination and restructuring	2001	—		13		—	3	(d)	10
	2002	10		—		—	1	(d)	9

(a)	Includes balance of acquired company at date of acquisition.
(b)	Represents net amounts charged-off as uncollectible.
(c)	Represents adjustments reflecting changes in estimates.
(d)	Represents payments of liabilities.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES, INC.

By:	/s/ THOS. E. CAPPS
(Thos. E. Capps, Chairman of the Board of Directors, President and Chief Executive Officer)

Date: March 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2003.

Signature	Title
/s/ THOS. E. CAPPS Thos. E. Capps	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ WILLIAM S. BARRACK, JR. William S. Barrack, Jr.	Director

/s/ PETER W. BROWN Peter W. Brown	Director

/s/ RONALD J. CALISE Ronald J. Calise	Director

/s/ GEORGE A. DAVIDSON, JR. George A. Davidson, Jr.	Director, Retired Chairman of the Board of Directors

/s/ JOHN W. HARRIS John W. Harris	Director

/s/ BENJAMIN J. LAMBERT, III Benjamin J. Lambert, III	Director

/s/ RICHARD L. LEATHERWOOD Richard L. Leatherwood	Director

/s/ MARGARET A. MCKENNA Margaret A. McKenna	Director

/s/ STEVEN A. MINTER Steven A. Minter	Director

/s/ K. A. RANDALL K. A. Randall	Director

/s/ FRANK S. ROYAL Frank S. Royal	Director

/s/ S. DALLAS SIMMONS S. Dallas Simmons	Director

Signature	Title

/s/ ROBERT H. SPILMAN Robert H. Spilman	Director

/s/ DAVID A. WOLLARD David A. Wollard	Director

/s/ THOMAS N. CHEWNING Thomas N. Chewning	Executive Vice President and Chief Financial Officer

/s/ STEVEN A. ROGERS Steven A. Rogers	Vice President, Controller and Principal Accounting Officer

Certifications

I, Thos. E. Capps, certify that:

1.	I have reviewed this annual report on Form 10-K of Dominion Resources, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/ THOS. E. CAPPS
Thos. E. Capps President and Chief Executive Officer

I, Thomas N. Chewning, certify that:

1.	I have reviewed this annual report on Form 10-K of Dominion Resources, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/ THOMAS N. CHEWNING
Thomas N. Chewning Executive Vice President and Chief Financial Officer