Form 10-Q
period 2003-03-31
DOMINION RESOURCES INC /VA/
filed 2003-05-09
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes   X   No

At April 30, 2003, the latest practicable date for determination, 310,803,869 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
	2003	2002
	(millions, except per share amounts)
Operating Revenue	$3,584	$2,634

Operating Expenses
Electric fuel and energy purchases, net	414	334
Purchased electric capacity	161	184
Purchased gas, net	795	405
Liquids, pipeline capacity and other purchases	81	40
Other operations and maintenance	692	528
Depreciation, depletion and amortization	302	318
Other taxes	154	114
Total operating expenses	2,599	1,923

Income from operations	985	711

Other income (expense)	(155)	22
Interest and related charges:
Interest expense	209	211
Subsidiary preferred dividends and distributions of subsidiary trusts	31	31
Total interest and related charges	240	242
Income before income taxes and minority interests	590	491
Income taxes	211	169
Minority interests	(16)	--
Income before cumulative effect of changes in accounting principle	395	322
Cumulative effect of changes in accounting principle (net of income taxes of $71)	113	--

Net income	$ 508	$ 322

Earnings Per Common Share - Basic
Income before cumulative effect of changes in accounting principle	$1.28	$1.21
Cumulative effect of changes in accounting principle	0.37	--
Net income	$1.65	$1.21

Earnings Per Common Share - Diluted
Income before cumulative effect of changes in accounting principle	$1.28	$1.20
Cumulative effect of changes in accounting principle	0.36	--
Net income	$1.64	$1.20

Dividends paid per common share	$0.645	$0.645

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
ASSETS	March 31, 2003	December 31, 2002(1)
	(millions)
Current Assets
Cash and cash equivalents	$ 498	$ 291
Customer accounts receivable (net of allowance of $84 and $63)	3,838	2,568
Other accounts receivable	580	486
Inventories	454	637
Derivative and energy trading assets	1,871	1,365
Margin deposit assets	300	149
Prepayments	224	347
Escrow account for debt refunding	--	500
Other	729	482
Total current assets	8,494	6,825

Investments
Available for sale securities	544	564
Nuclear decommissioning trust funds	1,562	1,599
Other	928	1,011
Total investments	3,034	3,174

Property, Plant and Equipment, Net
Property, plant and equipment	34,270	32,631
Accumulated depreciation, depletion and amortization	(11,224)	(12,374)
Total property, plant and equipment, net	23,046	20,257

Deferred Charges and Other Assets
Goodwill, net	4,328	4,301
Prepaid pension cost	1,721	1,710
Derivative and energy trading contracts	453	482
Other	1,253	1,160
Total deferred charges and other assets	7,755	7,653
Total assets	$42,329	$37,909

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2003	December 31, 2002(1)
	(millions)
Current Liabilities
Securities due within one year	$ 1,567	$ 2,125
Short-term debt	544	1,193
Accounts payable, trade	3,411	2,310
Accrued interest, payroll, and taxes	611	606
Derivative and energy trading liabilities	2,405	1,609
Other	771	600
Total current liabilities	9,309	8,443

Long-Term Debt
Long-term debt	13,707	11,968
Notes payable - affiliates	--	92
Total long-term debt	13,707	12,060

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,272	4,209
Asset retirement obligations	1,565	--
Derivative and energy trading liabilities	792	690
Other	629	632
Total deferred credits and other liabilities	7,258	5,531
Total liabilities	30,274	26,034

Commitments and Contingencies (see Note 14)

Minority Interest	23	8

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts(2)	1,397	1,397

Subsidiary Preferred Stock Not Subject To Mandatory Redemption	257	257

Common Shareholders' Equity
Common stock - no par(3)	9,129	9,051
Other paid-in capital	47	47
Accumulated other comprehensive loss	(667)	(446)
Retained earnings	1,869	1,561
Total common shareholders' equity	10,378	10,213
Total liabilities and shareholders' equity	$42,329	$37,909

____________

(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date.

(2) Debt securities issued by Dominion Resources, Inc. and certain subsidiaries constitute 100 percent of the trusts' assets.

(3) Common stock information: 500.0 million shares authorized; 310 million shares outstanding at March 31, 2003 and 308 million shares outstanding at December 31, 2002.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2003	2002
	(millions)
Operating Activities
Net income	$ 508	$322
Adjustments to reconcile net income to cash from operating activities:
Cumulative effect of changes in accounting principle, net of income taxes	(113)	--
Net unrealized gains on energy-related derivatives held for trading purposes	(143)	(27)
Depreciation, depletion, and amortization	328	354
Deferred income taxes and investment tax credits, net	132	27
Changes in:
Accounts receivable	(1,275)	(190)
Inventories	190	119
Deferred fuel and purchased gas costs, net	(195)	1
Prepayments	124	258
Accounts payable, trade	1,095	(26)
Accrued interest, payroll, and taxes	20	52
Margin deposit assets and liabilities	(154)	(364)
Other	365	(114)
Net cash provided by operating activities	882	412

Investing Activities
Plant construction and other property additions	(617)	(333)
Purchases of gas and oil properties, prospects and equipment	(224)	(274)
Release of escrow deposit for debt refunding	500	--
Purchase of Dominion Fiber Ventures senior notes	(633)	--
Other	(96)	31
Net cash used in investing activities	(1,070)	(576)

Financing Activities
Issuance of common stock	77	689
Issuance of long-term debt	2,200	1,119
Repayment of long-term debt	(1,025)	(517)
Repayment of short-term debt	(649)	(779)
Common dividend payments	(199)	(167)
Other	(9)	(19)
Net cash provided by financing activities	395	326

Increase in cash and cash equivalents	207	162
Cash and cash equivalents at beginning of period	291	486
Cash and cash equivalents at end of period	$ 498	$648

Supplemental Cash Flow Information
Noncash exchange of mortgage bonds for senior notes	--	$117

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

CNG operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated retail gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania and West Virginia. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end-users in the Midwest, the Mid-Atlantic states and the Northeast. CNG's exploration and production operations are located in several major gas and oil producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico.

DEI is a merchant generation, energy trading and marketing company and a natural gas and oil exploration and production company active in the United States and Canada.

Dominion manages its daily operations through three primary operating segments: Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also reports its corporate and other operations as a segment. Assets remain wholly owned by the legal subsidiaries. See Note 17.

The term "Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Note 2.    Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of March 31, 2003, and its results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.

The accompanying unaudited Consolidated Financial Statements represent Dominion's accounts after the elimination of intercompany transactions. Dominion follows the equity method of accounting for investments with less than or equal to a 50 percent interest in partnerships and corporate joint ventures when Dominion is able to significantly influence the financial and operating policies of the investee. For all other investments, the cost method is applied.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The accompanying unaudited Consolidated Financial Statements reflect certain estimates and assumptions made by management in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

Dominion reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, Dominion estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 for a more detailed discussion of Dominion's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes and other factors.

Certain amounts in the 2002 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

Depreciation

In 2002, Dominion extended the estimated useful lives of most of its fossil fuel stations and electric transmission and distribution property based on depreciation studies that indicated longer lives were appropriate. These changes in estimated useful lives reduced depreciation expense by approximately $17 million for the first quarter of 2003.

In 2001, Dominion extended the estimated useful lives of its nuclear facilities by 20 years. The impact of the change is fully reflected in depreciation expense for 2003 and 2002. Dominion filed applications with the Nuclear Regulatory Commission (NRC) for 20-year life-extensions for its nuclear units used for utility operations in 2001 and received a renewed license for these units in March 2003. Dominion has also performed an internal assessment on the probability of a successful license renewal application for both of its operating Millstone units. Based on this assessment and other factors, Dominion has initiated preparations to apply for a 20-year extension of the licenses for both of its operating Millstone units. Dominion expects to file a completed application based on NRC guidelines in 2004.

Stock Compensation

The following table illustrates the pro forma effect on net income and earnings per share if Dominion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
	(millions)
Net income, as reported	$508	$322
Add: actual stock-based compensation expense, net of tax	3	1
Deduct: pro forma stock-based compensation expense, net of tax	(11)	(15)
Net income, pro forma	$500	$308

Basic EPS - as reported	$1.65	$1.21
Basic EPS - pro forma	$1.62	$1.15

Diluted EPS - as reported	$1.64	$1.20
Diluted EPS - pro forma	$1.61	$1.15

See Notes 2 and 24 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of Dominion's stock plans and information on stock award activity for 2002.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3.     Accounting Changes

Asset Retirement Obligations

Effective January 1, 2003, Dominion adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Dominion has identified certain asset retirement obligations that are subject to the standard. These obligations are primarily associated with the decommissioning of its nuclear generation facilities, abandoning certain natural gas pipelines and dismantling and removing gas and oil wells and platforms. In addition, Dominion also has identified asset retirement obligations related to the removal of equipment at and the closure of approximately 2,300 gas storage wells associated with the Company's underground natural gas storage network. However, due to the indeterminate timing for future asset retirement activities related to these gas storage wells, the fair value of such asset retirement obligations cannot be reasonably estimated and thus is not reflected in Dominion's Consolidated Financial Statements.

Under SFAS No. 143, asset retirement obligations will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Under the present value approach used to estimate the fair value of asset retirement obligations, accretion of the liabilities due to the passage of time will be recognized as an operating expense. In addition, the reporting of realized and unrealized earnings of external trusts available for funding decommissioning activities at Dominion's utility nuclear plants will be recorded in other income and other comprehensive income, as appropriate. Through 2002, Dominion recorded these trusts' earnings in other income with an offsetting charge to expense, also recorded in other income, for the accretion of the decommissioning liability.

The effect of adopting SFAS No. 143 for the three months ended March 31, 2003, as compared to an estimate of net income reflecting the continuation of former accounting policies, was to increase net income by $186 million. The increase reflects lower expenses under SFAS No. 143 compared to expenses that would have been recorded under the former accounting policies. The $186 million increase is comprised of a $180 million after-tax gain, representing the cumulative effect of a change in accounting principle, described below, and an increase in income before the cumulative effect of a change in accounting principle of $6 million. Under Dominion's accounting policy prior to the adoption of SFAS No. 143, $1.6 billion had previously been accrued for future asset removal costs, primarily related to future nuclear decommissioning. Such amounts are included in the accumulated provision for depreciation, depletion and amortization as of December 31, 2002. With the adoption of SFAS No. 143, Dominion calculated its asset retirement obligations to be $1.5 billion. In recording the cumulative effect of the accounting change, Dominion recognized the reduction attributable to the remeasurement of asset retirement obligations and reclassified such amount from the accumulated provision for depreciation, depletion and amortization to other non-current liabilities. The cumulative effect of the accounting change also reflected a $350 million increase in property, plant and equipment for capitalized asset retirement costs and a $90 million increase in the accumulated provision for depreciation, depletion and amortization, representing the depreciation of such costs through December 31, 2002.

See Notes 2 and 16 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of Dominion's former accounting and reporting policies for its costs of removal, including nuclear decommissioning, and earnings on its decommissioning trusts. See also Note 13 to these Consolidated Financial Statements for additional disclosures regarding asset retirement obligations.

Energy Trading Contracts

In October 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF 02-03, in part, rescinded EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, certain energy-related commodity contracts that are held for trading purposes are no longer subject to fair value accounting. The affected contracts are those energy-related contracts held for trading purposes that are not considered to be derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under EITF 98-10 accounting, the fair value of energy contracts was measured at each reporting date, with changes in fair value, including unrealized amounts, reported in earnings. Energy-related contracts affected by the rescission of EITF 98-10 are now subject to accrual accounting and recognized as revenue or expense at the time of contract performance, settlement or termination.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The EITF 98-10 rescission was effective for all non-derivative energy trading contracts initiated after October 25, 2002. For those non-derivative energy trading contracts initiated prior to October 25, 2002, Dominion reported the cumulative effect of this change in accounting principle as of January 1, 2003, resulting in an after-tax loss of $67 million.

The rescission of EITF 98-10, along with other provisions of EITF 02-03, also affects the classification of certain realized and unrealized gains and losses arising from derivative energy contracts, no longer considered to be held for trading purposes, on the Consolidated Statements of Income. As permitted by EITF 98-10, for periods prior to January 1, 2003, Dominion presented all changes in fair value of derivative and non-derivative energy trading contracts, including amounts realized upon settlement, in revenue on a net basis. Under the provisions of EITF 02-03, for those energy-related derivative instruments determined to be held for trading purposes, all changes in fair value, including amounts realized upon settlement, continue to be presented in revenue on a net basis. A derivative contract is held for trading purposes if the intent of the transaction is to generate profits on short-term differences in price. For non-trading derivatives not designated as hedges, all unrealized changes in fair value are presented in other operations and maintenance expense on a net basis. For non-trading derivative contracts that involve physical delivery of commodities, gross sales contract settlements are presented in revenue, while gross purchase contract settlements are reported in expenses.

Note 4.     Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

As described more fully in Note 4 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, in January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46). FIN 46 addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. Dominion's management does not anticipate that the changes in accounting requirements will impact planned levels of financing or its credit ratings. Dominion does not anticipate that the adoption of FIN 46 will have a material impact on its results of operations for the year ending December 31, 2003.

Dominion, through certain subsidiaries, has entered into agreements with variable interest entities in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. Under existing accounting guidance, neither the project assets nor related obligations are currently reported on Dominion's Consolidated Balance Sheets. As these variable interest entities are currently structured, Dominion would be determined to be the primary beneficiary as defined by FIN 46 and would be required to consolidate these variable interest entities beginning in the third quarter of 2003. Based upon total project costs incurred through March 31, 2003, consolidation of these variable interest entities would result in an additional $1.4 billion in property, plant and equipment and related debt. Dominion's maximum exposure to loss resulting from these agreements is $1.2 billion as of March 31, 2003. This assessment is based upon total project costs through March 31, 2003 and assumes the property, plant and equipment will have no value at the end of their lease terms, which management believes is highly unlikely. Dominion is considering other structures for these projects in the future that may result in continued off-balance sheet treatment. See Note 14 to these Consolidated Financial Statements as well as Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, for further discussion of these leasing arrangements.

As a result of transactions that occurred during the first quarter of 2003, Dominion began consolidating its interests in two variable interest entities; Dominion Fiber Ventures, LLC (DFV) and a Dominion Capital subsidiary previously discussed in Note 4 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002. See Note 16 for further information regarding Dominion's consolidation of DFV.

Amendment of SFAS No. 133

On April 30, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. Dominion is evaluating SFAS No. 149 and has not yet determined the impact of adopting its provisions.

Other SFAS No. 133 Guidance

In connection with the January 2003 EITF meeting, FASB was requested to reconsider an interpretation of SFAS No. 133. The interpretation, which is contained in the DIG's C11 guidance, relates to contracts with pricing terms that include broad market indices. In particular, that guidance discusses whether the pricing in a contract that contains broad market indices (e.g., consumer price index) could qualify as a normal purchase or sale and therefore not be subject to fair value accounting. Dominion has certain power purchase and sale contracts subject to the guidance addressed in the request for reconsideration. On April 25, 2003, FASB issued a proposal, Statement 133 Implementation Issue No. C20, Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Scope Exception, to clarify the guidance applicable to these circumstances. The proposal is subject to public comment until May 30, 2003. Pending evaluation of the proposal and the final guidance ultimately issued by FASB, Dominion has not determined the impact of this clarification on its results of operations or financial position.

Note 5.     Operating Revenue
	Three Months Ended March 31,
	2003	2002
Operating Revenue	(millions)
Regulated Sales
Electric	$1,248	$1,108
Gas	551	340
Nonregulated Sales
Electric	332	237
Gas	631	253
Gas transportation and storage	258	225
Gas and oil production	383	308
Other	181	163
Total operating revenue	$3,584	$2,634

The composition of revenue from non-regulated electric sales, non-regulated gas sales and other revenue has changed since being described in Note 7 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002. The changes were effective January 1, 2003 and related to the impact of adopting EITF 02-03 on the reporting of revenue and expenses for energy trading activities, as described in Note 3.

Note 6.     Liabilities for 2001 Severance and Lease Abandonment Costs

The Company recognized costs and related liabilities associated with employee severances and the abandonment of leased office space no longer needed in 2001. The change in these liabilities during the three-month period ended March 31, 2003 is presented below:
	Severance Liability	Lease Liability
	(millions)
Balance at December 31, 2002	$10	$9
Amounts paid	(3)	(1)
Balance at March 31, 2003	$ 7	$8

For additional information, see Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2003	2002
	(millions, except per share amounts)
Income before cumulative effect of changes in accounting principle	$395	$322
Cumulative effect of changes in accounting principle	113	--
Net income	$508	$322
Basic EPS
Average shares of common stock outstanding - basic	308.5	266.8
Income before cumulative effect of changes in accounting principle	$1.28	$1.21
Cumulative effect of changes in accounting principle	$0.37	--
Net income	$1.65	$1.21
Diluted EPS
Average shares of common stock outstanding	308.5	266.8
Net effect of dilutive stock options (1)	1.2	2.2
Average shares of common stock outstanding - diluted	309.7	269.0
Income before cumulative effect of changes in accounting principle	$1.28	$1.20
Cumulative effect of changes in accounting principle	$0.36	--
Net income	$1.64	$1.20
Average antidilutive shares excluded from the EPS calculation	19.6	9.7

_________________

(1) Represents the effect of "in-the-money" stock options on the calculation of average outstanding shares of common stock.

Note 8.     Comprehensive Income

For the three months ended March 31, 2003 and 2002, Dominion recognized total comprehensive income (loss) of $287 million and ($15) million, respectively. Other comprehensive income for these periods related primarily to the effective portion of the changes in fair value of derivatives designated as hedging instruments in cash flow hedges (as described in more detail in Note 9).

Note 9.     Derivatives and Hedge Accounting

Dominion recognized pre-tax gains (losses) related to hedge ineffectiveness and changes in time value of options excluded from the measurement of hedge effectiveness in its Consolidated Statements of Income during the three-month periods ended March 31, 2003 and 2002. Dominion also recognized net other comprehensive losses associated with the effective portion of the change in fair value of cash flow hedging derivatives, net of taxes and amounts reclassified to earnings, for the three-month periods ended March 31, 2003 and 2002. Amounts recognized as a result of such hedging activity follow:
	2003	2002
Ineffectiveness:	(millions)
Fair value hedges	$3	$(3)
Cash flow hedges	4	(6)
Total ineffectiveness	$7	$(9)

Change in options' time value:
Fair value hedges	-	$(1)
Cash flow hedges	$5	1
Total change in options' time value	$5	-

Other comprehensive loss - cash flow hedges	$(270)	$(335)

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive loss in the Consolidated Balance Sheet at March 31, 2003:

	Accumulated Other Comprehensive Income (Loss) After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
	(millions)
Commodities	$(588)	$(295)	59 months
Interest rate	(36)	(26)	279 months
Foreign currency	20	7	56 months
Total	$(604)	$(314)

The actual amounts that will be reclassified to earnings during the next 12 months will vary from the expected amounts presented above as a result of changes in market prices, interest rates and foreign exchange rates. The effect of amounts being reclassified from accumulated other comprehensive loss to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Note 10.     Goodwill

The changes in the carrying amount of goodwill for the quarter ended March 31, 2003, are as follows:

	Dominion Energy	Dominion Delivery	Dominion E&P	Corporate and Other	Total
	(millions)
Balance at December 31, 2002	$2,057	$1,344	$879	$21	$4,301
Acquisition of controlling interest in a previously unconsolidated subsidiary of DCI (Note 4)	--	--	--	27	27
Reallocation of goodwill due to transfer of electric transmission operations from Dominion Delivery segment to Dominion Energy segment (Note 17)	168	(168)	--	--	--
Balance at March 31, 2003	$2,225	$1,176	$879	$48	$4,328

Note 11.     Ceiling Test

As more fully described in Note 2 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, Dominion follows the full cost method of accounting for gas and oil exploration and production activities, as prescribed by the SEC. Under this method, capitalized costs are subject to a quarterly "ceiling test". Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the production of proved gas and oil reserves. Dominion uses hedge-adjusted period-end prices to calculate the present value of estimated future net revenues. Such prices are used for the portion of anticipated production from proved reserves that is hedged by qualifying cash flow hedges. As of March 31, 2003, the use of period-end market prices rather than hedge-adjusted prices, as otherwise required by the full cost method, would not have resulted in an impairment charge. Due to the volatility of gas and oil prices, it is reasonably possible that for some quarters, Dominion may satisfy the ceiling test using hedge-adjusted prices, whereas the use of period-end market prices without the effects of hedging could result in an impairment charge.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12.     Significant Financing Transactions

Credit Facilities and Short-Term Debt

Dominion, Virginia Power and CNG (the Dominion Companies) use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. The commercial paper programs are supported by various credit facilities as discussed below. At March 31, 2003, the Dominion Companies had the following short-term debt outstanding and capacity available under credit facilities:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
364-day revolving credit facility	$1,250
Three-year revolving credit facility	750
Total joint credit facilities(1)	2,000	$544	$106	$1,350
CNG credit facilities(2)	550	--	536	14
Totals	$2,550	$544	$642	$1,364

__________________________

(1) The joint credit facilities support borrowings by the Dominion Companies. The 364-day revolving credit facility terminates in May 2003 and the three-year revolving credit facility terminates in May 2005. Dominion expects to renew the 364-day facility prior to its maturity.

(2) These credit facilities are used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. A new facility was added which increased the total to $550 million in March 2003. The $500 million credit facility terminates in August 2003 and is expected to be renewed prior to its maturity. The $50 million credit facility terminates in September 2003 and is not expected to be renewed.

Long-Term Debt

During the first quarter of 2003, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:

Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$1,300	2.80% to 6.30%	2005 to 2033	Dominion Resources, Inc.
Senior notes	500	Variable	2013	Dominion Resources, Inc.
Senior notes	400	4.75%	2013	Virginia Power
Total	$2,200

During the first quarter of 2003, Dominion Resources, Inc. and its subsidiaries repaid $1 billion of long-term debt securities. Dominion used the entirety of its $500 million escrow deposit, established in December 2002, to repay maturing debt in January 2003.

Issuance of Common Stock

During the first quarter of 2003, Dominion received proceeds of $77 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13.     Asset Retirement Obligations

The following table describes the changes to Dominion's asset retirement obligations during the three months ended March 31, 2003:

Amount
(millions)
Asset retirement obligations at January 1, 2003	--
Asset retirement obligations recognized in transition	$1,543
Asset retirement obligations incurred during the period	1
Asset retirement obligations settled during the period	(1)
Accretion expense	21
Revisions in estimated cash flows	--
Other	1
Asset retirement obligations at March 31, 2003	$1,565

Dominion has established external trusts dedicated to funding the future decommissioning of its nuclear plants. At March 31, 2003, the aggregate fair value of these trusts, consisting primarily of debt and equity securities, totaled $1.6 billion.

Had the provisions of SFAS No. 143 been adopted on January 1, 2000, Dominion's net income and earnings per share would have been as follows:
	Amount	Basic EPS	Diluted EPS
	(in millions, except per share amounts)
For the Three Months Ended:
March 31, 2003
Reported net income	$508	$1.65	$1.64
Adjusted net income	$328	$1.06	$1.06

March 31, 2002
Reported net income	$322	$1.21	$1.20
Adjusted net income	$326	$1.22	$1.21

For the Year Ended:
December 31, 2002
Reported net income	$1,362	$4.85	$4.82
Adjusted net income	$1,369	$4.87	$4.84

December 31, 2001
Reported net income	$544	$2.17	$2.15
Adjusted net income	$565	$2.25	$2.23

December 31, 2000
Net income before cumulative effect of a change in accounting principle, as reported	$415	$1.76	$1.76
Adjusted net income before cumulative effect of a change in accounting principle	$429	$1.82	$1.82

Reported net income	$436	$1.85	$1.85
Adjusted net income	$450	$1.91	$1.91

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Had the provisions of SFAS No. 143 been adopted as of January 1, 2000 the asset retirement obligations would have been as follows:

	2000	2001	2002
	(millions)
Pro forma asset retirement obligations at January 1,	$622	$810	$1,447
Pro forma asset retirement obligations at December 31,	$810	$1,447	$1,543

In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, Dominion will continue its practice of accruing for future costs of removal for its cost-of-service rate regulated gas and electric utility assets, even if no legal obligation to perform such activities exists. At March 31, 2003 and December 31, 2002, Dominion's accumulated depreciation, depletion and amortization included $597 million and $596 million, representing the estimated future cost of such removal activities, respectively.

Note 14.     Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, nor have any significant new matters arisen during the first quarter of 2003.

Leases with Special Purpose Entities

As described more fully in Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, Dominion, through certain subsidiaries, has entered into agreements with special purpose entities (lessors) in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. The lessors have financing commitments from equity and debt investors totaling $1.9 billion, of which approximately $1.4 billion has been used for project costs incurred to date. Total project costs at March 31, 2003 included approximately $375 million of costs advanced by Dominion that will be reimbursed by the lessor during the second quarter of 2003. There have been no significant changes to the estimated annual lease payments for these projects disclosed in the Note 27 described above. Under existing accounting guidance, neither the project assets nor related obligations are currently reported on Dominion's Consolidated Balance Sheets. See also Note 4 for a discussion of FIN 46 as it relates to future accounting requirements for special purpose entities.

In February 2003, pursuant to the terms of its lease agreement, Dominion purchased the electric generation facility under construction in Dresden, Ohio for $266 million. Dominion expects to complete construction in 2005 at an estimated cost of $432 million.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Environmental Matters

As previously reported in Note 27 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002, Virginia Power received a Notice of Violation in 2000 from the United States Environmental Protection Agency related to some specified construction projects at the Mt. Storm Power Station in West Virginia. Thereafter, New York State filed a suit against Virginia Power alleging similar violations, and the suit was stayed. Virginia Power reached an agreement in principle with the federal government and the state of New York to resolve the matter, and the states of Virginia, West Virginia, Connecticut and New Jersey joined the United States and the state of New York in seeking to reach a final agreement with the Company. A settlement agreement in the form of a proposed Consent Decree was agreed to on April 21, 2003, by the U.S. Department of Justice and the U.S. Environmental Protection Agency for the United States of America, by the states of Virginia, West Virginia, Connecticut, New Jersey and New York and by Virginia Power. In accordance with the settlement, the United States filed an action in the Eastern District of Virginia against Virginia Power and the Consent Decree was lodged with that court to settle that action. Virginia and West Virginia also filed complaints in intervention in the Virginia federal district court. The New York State federal district court action has been transferred to the Virginia federal district court and it is anticipated that, in addition to New York, Connecticut and New Jersey will join as plaintiffs in that proceeding. After an EPA public comment period, the Virginia federal district court will be asked to enter the Consent Decree finalizing the settlement and resolving the underlying actions, but retaining jurisdiction pursuant to the terms of the Consent Decree. The settlement is consistent with the previously reported agreement in principle and includes payment of a $5 million civil penalty, an obligation to fund $14 million for environmental projects and a commitment to improve air quality under the Consent Decree estimated to involve expenditures of $1.2 billion. Dominion has already incurred certain capital expenditures for environmental improvements at its coal-fired stations in Virginia and West Virginia and has committed to additional measures in its current financial plans and capital budget to satisfy the requirements of the Consent Decree. As of March 31, 2003, Dominion had accrued $18 million for the civil penalty and the funding of the environmental projects, substantially all of which was recorded in 2000.

Guarantees, Letters of Credit and Surety Bonds

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-An Interpretation of FASB Statements No. 5, 57 and 107 (FIN No. 45), requires disclosures related to the issuance of certain types of guarantees. It also requires the recognition of liabilities for the fair value of guarantees issued or modified after December 31, 2002.

For purposes of consolidated financial statements, guarantees issued by a parent on behalf of its consolidated subsidiary, guarantees issued by a consolidated subsidiary on behalf of its parent or guarantees issued by a consolidated subsidiary on behalf of a sister consolidated subsidiary are not subject to the FIN No. 45 disclosure and recognition requirements. Nevertheless, Dominion is providing the following information about the guarantees that it and certain of its subsidiaries may issue in the ordinary course of business to provide financial or performance assurance to third parties on behalf of certain subsidiaries. On behalf of consolidated subsidiaries, as of March 31, 2003, Dominion and its subsidiaries had issued $6.1 billion of guarantees; including $3.0 billion of guarantees to support commodity transactions of subsidiaries, $851 million of guarantees for subsidiary debt, $1.4 billion related to leasing obligations for new power generation projects and $822 million for guarantees supporting other agreements of subsidiaries. Dominion had also purchased $124 million of surety bonds; and authorized the issuance of standby letters of credit by financial institutions of $642 million. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. To the extent a liability subject to a guarantee has been incurred by a consolidated subsidiary, that liability is included in Dominion's Consolidated Financial Statements. Dominion believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Beginning in 2003, the issuance of a guarantee requires the recognition of a liability whenever Dominion or certain subsidiaries enter into a guarantee on behalf of a party that is not consolidated in the preparation of Dominion's Consolidated Financial Statements. Furthermore, any performance required by Dominion under such guarantees would result in the recognition of additional liabilities in Dominion's Consolidated Financial Statements. As of March 31, 2003, Dominion has guaranteed $60 million related to officers' borrowings under executive stock loan programs, for which individual officers are personally liable for repayment. Substantially all of this guarantee is scheduled to expire in 2005. Because of new restrictions on company loans or guarantees under the Sarbanes-Oxley Act of 2002, Dominion has ceased

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

its program involving the company guaranty of third party loans to executives for the purpose of acquiring company stock. Dominion has also guaranteed $23 million for obligations of certain equity method investments - Morgantown Energy Associates and Elwood Energy. There are no liabilities recorded for these guarantees in accordance with FIN 45 as these guarantees were entered into prior to December 31, 2002.

Note 15.     Concentration of Credit Risk

Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. In the calculation of net credit exposure, Dominion's gross exposure is reduced by collateral made available by counterparties, including letters of credit and cash received by Dominion and held as margin deposits. Presented below is a summary of Dominion's gross and net credit exposure as of March 31, 2003. The amounts presented exclude accounts receivable for retail electric and gas sales and services, regulated transmission services and Dominion's provision for credit losses. See Note 29 to the Consolidated Financial Statements included in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the nature of Dominion's credit risk exposures.

	At March 31, 2003
	Credit Exposure before Credit Collateral	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$ 627	$22	$ 605
Non-investment grade(2)	107	31	76
No external ratings:
Internally rated - investment grade(3)	343	--	343
Internally rated - non-investment grade(4)	264	--	264
Total	$1,341	$53	$1,288

_______________________

(1) This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody's Investor Service (Moody's) and BBB- assigned by Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor's). The five largest counterparty exposures, combined, for this category represented approximately 13 percent of the total gross credit exposure.

(2) This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented approximately 4 percent of the total gross credit exposure.

(3) This category includes counterparties that have not been rated by Moody's or Standard & Poor's, but are considered investment grade based on Dominion's evaluation of the counterparty's creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 17 percent of the total gross credit exposure.

(4) This category includes counterparties that have not been rated by Moody's or Standard & Poor's, and are considered non-investment grade based on Dominion's evaluation of the counterparty's creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 5 percent of the total gross credit exposure.

Note 16.     Dominion Fiber Ventures (DFV)

Acquisition of DFV Senior Notes

Dominion has a 50 percent voting interest in DFV, a joint venture with a third-party investor trust (Investor Trust). DFV was established to fund the development of its principal investment, Dominion Telecom, Inc. (DTI), a telecommunications business. DTI is a facilities-based interchange and emerging local carrier that provides broadband solutions to wholesale customers throughout the eastern United States. In connection with its formation, DFV issued $665 million of 7.05 percent senior secured notes due March 2005. The DFV senior notes were secured in part by Dominion convertible preferred stock held in trust. Dominion is the beneficial owner of the trust and included it in the preparation of its Consolidated Financial Statements.

In January 2003, Dominion and DFV made a tender and consent offering for the DFV senior notes. Under the terms of the offering, DFV sought the consent of the note holders to remove certain stock price and credit downgrade triggers as well as certain other related modifications to the indenture. Dominion offered to purchase for cash all of the outstanding notes. The consent and tender offer was successful, resulting in the removal of the stock price and credit downgrade trigger and the purchase of $633 million of the outstanding notes by Dominion in February 2003. Dominion paid a total of $664 million for the notes acquired, using proceeds from the sale of $700 million of senior notes.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

As a result of this transaction, Dominion consolidated the results of DFV in its Consolidated Financial Statements beginning in February 2003. The DFV senior notes held by Dominion are eliminated in consolidation. After the transaction, $21 million of the DFV senior notes remain outstanding in the hands of third parties. Dominion recognized a pre-tax charge of $57 million on the effective extinguishment of the acquired DFV senior notes. The charge primarily consisted of the premium paid to acquire the notes, the consent fee paid to the note holders and the write-off of unamortized debt costs related to the original issuance of the DFV senior notes and was reported as other expense on the Consolidated Statement of Income. Furthermore, since Dominion holds substantially all of the DFV senior notes, it is unlikely that the remarketing of the Dominion convertible preferred stock held in trust, discussed above, would ever occur.

Other

During the first quarter of 2003, Dominion also recognized a pre-tax charge of $60 million associated with its DFV investment and reported the charge as other expense on the Consolidated Statement of Income. This included a $27 million charge related to a revision to the allocation of equity losses on DFV between the Investor Trust and Dominion. Based on current projections of expected cash allocations of DFV net losses, Dominion and Investor Trust revised the allocation of equity losses, using cash allocations and liquidation provisions of the underlying limited liability company agreement rather than voting interests. The charge also included a $33 million impairment charge in connection with certain DFV assets that will no longer be used under DFV management's current business plan. Dominion's share of the impairment, after allocation of the minority interest share to Investor Trust, was $17 million.

Note 17.     Operating Segments

Dominion manages its operations along three primary business lines:

Dominion Energy manages Dominion's generation portfolio, consisting primarily of generating units and power purchase agreements. It also manages Dominion's energy trading, marketing, hedging and arbitrage activities; retail marketing of energy services in non-regulated markets; gas pipeline operations; certain gas production and gas storage operations. Effective January 1, 2003, Dominion Energy also manages Dominion's electric transmission operations formerly managed by Dominion Delivery. Amounts for 2002 have been restated to reflect the management of electric transmission by Dominion Energy effective January 1, 2003.

Dominion Delivery manages Dominion's electric and gas distribution systems as well as Dominion's investment in DFV, described in Note 16. Amounts for 2002 have been restated to reflect the management of electric transmission by Dominion Energy effective January 1, 2003.

Dominion Exploration & Production manages Dominion's onshore and offshore gas and oil exploration, development and production operations. The operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico, and Western Canada.

In addition, Dominion also reports the operations of Dominion Capital, Inc., a financial services subsidiary, and Dominion's corporate and other operations as a segment. Amounts included in the Corporate and Other segment for the three months ended March 31, 2003 and 2002 include corporate expenses of the Dominion and CNG holding companies (including interest and other expenses not allocated to other segments) as well as the following items:

  cumulative effect of changes in accounting principle (see Note 3);

  charges related to Dominion's investment in DFV, including amounts related to the reacquisition of DFV senior notes, reallocation of equity losses and impaired assets (see Note 16) and severance costs of $29 million for workforce reductions.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
	Dominion Energy	Dominion Delivery	Dominion Exploration & Production	Corporate and Other	Eliminations	Consolidated Total
Three Months Ended March 31,	(millions)
2003
Operating revenue - external customers	$2,079	$992	$480	$33	--	$3,584
Operating revenue - intersegment	82	4	44	162	$(292)	--
Net income (loss)	275	158	106	(31)	--	508
2002
Operating revenue - external customers	$1,495	$710	$370	$ 59	--	$2,634
Operating revenue - intersegment	33	5	20	134	$(192)	--
Net income (loss)	156	132	88	(54)	--	322

For more information, see Note 32 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Dominion. MD&A should be read in conjunction with the Consolidated Financial Statements. The term "Dominion" is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

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

Dominion makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from predicted results. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include weather conditions; fluctuations in energy-related commodities prices and the effect these could have on Dominion's earnings, liquidity position and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including price risk due to marketable securities held as investments in trusts and benefit plans; fluctuations in interest rates; changes in rating agency requirements or ratings; changes in accounting standards; the risks of operating businesses in regulated industries that are becoming deregulated; the transfer of control over electric transmission facilities to a regional transmission organization; completing the divestiture of Dominion Capital, Inc. (DCI) and CNG International Corporation; collective bargaining agreements and labor negotiations; and political and economic conditions (including inflation rates). More specific risks are discussed below.

Dominion bases its forward-looking statements on management's beliefs and assumptions using information available at the time the statements are made. Dominion cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, materially differ from actual results. Dominion undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Dominion's operations are weather sensitive. Dominion's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. In addition, severe weather, including hurricanes, winter storms and droughts, can be destructive, causing outages, production delays and property damage that requires Dominion to incur additional expenses.

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

Costs of environmental compliance, liabilities and litigation could exceed Dominion's estimates. Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment and monitoring obligations. In addition, Dominion may be a responsible party for environmental clean-up at a site identified by a regulatory body. Management cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up costs and compliance, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Capped electric rates in Virginia may be insufficient to allow full recovery of stranded and other costs.    Under the Virginia Electric Utility Restructuring Act, Dominion's electric base rates (excluding fuel costs and certain other allowable adjustments) remain unchanged until July 2007 unless modified or terminated consistent with that Act. The capped rates and wires charges that, where applicable, are being assessed to customers opting for alternative suppliers allow Dominion to recover certain generation-related costs; however, Dominion remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, changes in tax laws, inflation and increased capital costs. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Future Issues and Outlook-Regulated Electric Operations and Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002.

The electric generation business is subject to competition.    The generation portion of Dominion's electric utility operations in Virginia is open to competition and is no longer subject to cost-based rate regulation. As a result, there is increased pressure to lower costs, including the cost of purchased electricity. Because Dominion's electric utility generation business has not previously operated in a competitive environment, the extent and timing of entry by additional competitors into the electric market in Virginia is unknown. Therefore, it is difficult to predict the extent to which Dominion will be able to operate profitably within this new environment. In addition, the success of Dominion's merchant power plants depends upon its ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover its operating costs. Depressed spot and forward wholesale power prices and excess capacity could result in lower than expected revenues in Dominion's merchant power business.

There are inherent risks in the operation of nuclear facilities.    Dominion operates nuclear facilities that are subject to inherent risks. These include the threat of terrorist attack and ability to dispose of spent nuclear fuel, the disposal of which is subject to complex federal and state regulatory constraints. These risks also include the cost of and Dominion's ability to maintain adequate reserves for decommissioning, costs of plant maintenance and exposure to potential liabilities arising out of the operation of these facilities. Dominion maintains decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage.

The use of derivative instruments could result in financial losses.    Dominion uses derivative instruments, including futures, forwards, options and swaps, to manage its commodity and financial market risks. In addition, Dominion purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. In the future, Dominion could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts. For additional information concerning derivatives and commodity-based trading contracts, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Rate Sensitive Instruments and Risk Management and Notes 2 and 15 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002.

Dominion is exposed to market risks beyond its control in its energy clearinghouse operations.    Dominion's energy clearinghouse and risk management operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have experienced severe business downturns during the past year resulting in some being forced to exit or curtail their participation in the energy trading markets. This has led to a reduction in the number of trading partners and lower industry trading revenues. Declining credit worthiness of some of Dominion's trading counterparties may limit the level of its trading activities with these parties and increase the risk that these parties may not perform under a contract.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The success of Dominion's telecommunications business strategy is dependent upon market conditions.    The current strategy of Dominion's telecommunications business is based upon its ability to deliver lit capacity, dark fiber and colocation services to its customers. The market for these services, like the telecommunications industry in general, is rapidly changing, and Dominion cannot be certain that anticipated growth in demand for these services will occur. If the market for these services continues to fail to grow as quickly as anticipated or becomes saturated with competitors, including competitors using alternative technologies such as wireless, Dominion's equity and debt investments in the telecommunications business, as well as the results from such investments, may continue to be adversely affected. Additionally, the current market values of assets in the telecommunications industry have been subject to depressed market conditions. If these conditions continue, Dominion will have to contribute additional cash to satisfy operating requirements and the underlying value of Dominion's telecommunications investments could be affected adversely which, under certain circumstances, could require a write-down of the value of such investments.

Dominion's exploration and production business is dependent on factors including commodity prices that cannot be predicted or controlled.    Dominion's exploration and production business is subject to risks beyond its control. These factors include fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities, Dominion's ability to acquire additional land positions in competitive lease areas, and operational risks that are inherent in the exploration and production business and could result in disruption of production. In addition, in connection with the use of financial derivatives to hedge future sales of gas and oil production, Dominion's liquidity may sometimes be affected by margin requirements. Under these requirements, Dominion must deposit funds with counterparties to cover the fair value of covered contracts in excess of agreed-upon credit limits. Some of these factors could have compounding effects that could also affect Dominion's financial results. Also, because Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the Securities and Exchange Commission (SEC), short-term market declines in the prices of natural gas and oil could adversely affect its financial results. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. The principal limitation is that these capitalized amounts may not exceed the present value of estimated future net revenues based on hedge-adjusted period-end prices from the production of proved gas and oil reserves (the ceiling test). If net capitalized costs exceed the ceiling test, in a given country, at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

An inability to access financial markets could affect the execution of Dominion's business plan.    Dominion relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flows from its operations. Management believes that Dominion and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Dominion's control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to Dominion's credit ratings. Restrictions on Dominion's ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing rating agency requirements could negatively affect Dominion's growth and business strategy.    As of May 1, 2003, Dominion's senior unsecured debt is rated BBB+, stable outlook, by Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor's) and Baa1, negative outlook, by Moody's Investor Service (Moody's). Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings per share. A reduction in Dominion's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results.

Potential changes in accounting practices may adversely affect Dominion's financial results.    Dominion cannot predict the impact of future changes in accounting standards or practices in general with respect to public companies, the energy industry or its operations specifically. New accounting standards could be issued by the Financial Accounting Standards Board (FASB) or the SEC that could change the way Dominion records revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect Dominion's reported earnings or could increase reported liabilities.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Segments

In general, management's discussion of Dominion's results of operations focuses on the contributions of its operating segments. However, the discussion of Dominion's financial condition under Liquidity and Capital Resources is based on legal entities as Dominion transacts business in the financial markets on that basis. Dominion's three primary operating segments are Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also presents its corporate, financial services and other operations as a segment. Amounts for Dominion Energy and Dominion Delivery for 2002 have been restated to reflect Dominion Energy's management of electric transmission operations effective January 1, 2003. For more information on Dominion's operating segments, see Note 17 to the Consolidated Financial Statements.

Critical Accounting Policies

As of March 31, 2003, other than the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, there have been no significant changes with regard to the critical accounting policies disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002. The policies disclosed included the accounting for: risk management and energy trading contracts at fair value; gas and oil operations; impairment testing; retained interests from securitizations; and regulated operations.

Asset Retirement Obligations

Effective January 1, 2003, Dominion adopted SFAS No. 143, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. At March 31, 2003, Dominion's asset retirement obligations totaled $1.6 billion, the majority of which relates to the decommissioning of its nuclear units.

Asset retirement obligations are recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. In the absence of quoted market prices, Dominion estimates the fair value of asset retirement obligations using present value techniques, involving discounted cash flow analysis. Measurement using such techniques is dependent upon many subjective factors, including the selection of discount and cost escalation rates, identification of planned retirement activities and related cost estimates and assertions of probability regarding the timing, nature and costs of such activities. Inputs and assumptions are based on the best information available at the time the estimates are made. However, estimates of future cash flows are highly uncertain by nature and may vary significantly from actual results.

Results Of Operations

Dominion's discussion of its results of operations includes a tabular summary of contributions by its operating segments to net income and diluted earnings per share (EPS), an overview of consolidated 2003 results of operations, as well as a more detailed discussion of the operating segment results of operations. All variances are stated as first quarter 2003 actual results, as compared to the first quarter of 2002.
	Net Income		Diluted EPS
Three Months Ended March 31,	2003	2002	2003	2002
	(millions, except per share amounts)
Dominion Energy	$275	$156	$0.89	$0.58
Dominion Delivery	158	132	0.51	0.49
Dominion Exploration & Production	106	88	0.34	0.33
Net income contribution - primary segments	539	376	1.74	1.40

Corporate and Other	(31)	(54)	(0.10)	(0.20)
Consolidated Net Income/Earnings Per Share	$508	$322	$1.64	$1.20

Consolidated Operating Revenue	$3,584	$2,634
Consolidated Operating Expenses	$2,599	$1,923

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Consolidated Overview - First Quarter 2003

Dominion earned $1.64 per diluted share on net income of $508 million in the first three months of 2003, an increase of $186 million and $0.44 per diluted share over 2002. The increase includes higher net income contributions by all operating segments, partially offset by approximately $0.25 of share dilution, reflecting a substantial increase in the number of shares outstanding during the first quarter of 2003, as compared to 2002. Also, as discussed below, net income increased as a result of the net cumulative effect of adopting two new accounting standards during the first quarter of 2003, partially offset by certain expenses reported in the Corporate and Other segment.

Contributions by regulated electric and gas sales, gas transportation and storage, and nonregulated retail energy sales increased, reflecting the impact of colder weather and customer growth during the first quarter of 2003. Higher gas prices also increased regulated gas sales but were generally offset by increased purchased gas costs. Nonregulated electric sales by Dominion's merchant generation fleet increased, reflecting comparably higher prices as well as higher sales volumes from existing assets that began operations after the first quarter of 2002. Nonregulated gas sales by field services and retail gas marketing operations increased, reflecting primarily higher gas prices. Revenue for gas and oil production also increased, reflecting comparably higher realized prices for both gas and oil on slight increases in production. Overall, the net income contribution by Dominion Energy Clearinghouse (Clearinghouse) energy trading and marketing activities increased for the first quarter of 2003, reflecting primarily favorable price changes on unsettled gas contracts and higher trading margins for its gas-related activities. Contributions associated with Clearinghouse electric-related activities declined for the first quarter of 2003. In addition to the contributions by its primary operating segments, Dominion recognized a net after-tax gain of $37 million for certain specific items that are discussed in the Corporate and Other segment results below. There was no significant change in interest expenses or Dominion's effective tax rate for the first quarter of 2003 as compared to 2002.

Adoption of EITF 02-03

Effective January 1, 2003, Dominion adopted Emerging Issues Task Force (EITF) Issue 02-03, Issues Involved in Accounting for Contracts under Issue No. 98-10. EITF 02-03 rescinds EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10). The implementation of EITF 02-03 primarily affects the timing of recognition in earnings for certain Clearinghouse energy-related contracts, as well as the presentation of gains and losses associated with energy-related contracts on the Consolidated Statement of Income. The adoption of EITF 02-03 did not require restatement of prior periods. See Note 3 to the Consolidated Financial Statements.

The adoption of EITF 02-03 had the following initial and ongoing impact on the accounting for and presentation of Clearinghouse energy-related contracts in the Consolidated Financial Statements, effective January 1, 2003:

  Cumulative effect of adopting EITF 02-03: For all non-derivative energy trading contracts initiated prior to October 25, 2002 and previously designated as trading under EITF 98-10, Dominion recognized a loss of $67 million (net of taxes of $43 million) as the cumulative effect of a change in accounting principle effective January 1, 2003, which is reflected in the Corporate and Other segment.

  Derivative Contracts: Energy-related derivative contracts continue to be subject to fair value accounting. Under fair value accounting, unrealized changes in fair value are recorded in earnings each reporting period, as well as amounts realized as settlements occur. For those derivatives determined to be held for trading purposes, all changes in fair value, including amounts realized upon settlement, are presented in revenue on a net basis. For non-trading derivatives not designated as hedges, all unrealized changes in fair value are presented in other operations and maintenance expense on a net basis. For non-trading derivative contracts that involve physical delivery of commodities, gross sales contract settlements are presented in revenue, while gross purchase contract settlements are reported in expenses.

  Non-Derivative Contracts: Non-derivative energy-related contracts, previously subject to fair value accounting under EITF 98-10, are now subject to accrual accounting. Under accrual accounting, Dominion recognizes revenue or expense on a gross basis at the time of contract performance, settlement or termination. These contracts will no longer be reported at fair value in Dominion's Consolidated Financial Statements.

As noted above, the recognition and presentation requirements of EITF 02-03 described above were applied prospectively in 2003, and the Consolidated Statement of Income for the first quarter of 2002 was not restated.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Energy
	Three Months Ended March 31,
	2003	2002
	(millions, except per share amounts)
Operating revenue	$2,161	$1,528
Operating expenses	1,586	1,203
Other income (expense)	(52)	3
Net income contribution	275	156
Diluted EPS contribution	$0.89	$0.58

Electricity supplied* (million mwhrs)	28	23
Gas transmission throughput (bcf)	260	201

________________

* Amounts presented are for electricity supplied by utility and merchant energy operations.

Operating Results - First Quarter 2003

Dominion Energy contributed $0.89 per diluted share on net income of $275 million for the first quarter of 2003, a net income increase of $119 million and an earnings per share increase of $0.31 over 2002. Net income for the first quarter of 2003 reflected higher operating revenue ($633 million), partially offset by higher operating expense ($383 million) and other expense ($55 million). Interest expense and income taxes, which are discussed on a consolidated basis, increased $75 million. Share dilution reduced Dominion Energy's contribution to diluted earnings per share by approximately $0.13 per share.

The overall increase in operating revenue includes increased revenue for regulated and non-regulated electric sales, non-regulated gas sales, gas transportation and storage, as well as other revenue.

  Regulated electric sales revenue increased $92 million. Colder temperatures and customer growth are estimated to have contributed $75 million and $10 million, respectively. Fuel rate recoveries increased approximately $44 million, however, such recoveries were offset by a comparable increase in fuel expense and did not materially affect net income. A reallocation of base rate revenue between the Dominion Energy and Dominion Delivery segments, effective January 1, 2003, decreased regulated electric sales revenue by $19 million. Other factors decreased regulated electric sales revenue by $18 million.

  Nonregulated electric sales revenue increased $90 million. Revenue for sales by Dominion's merchant generation fleet increased $92 million due to the impact of higher prices of $52 million and higher volumes of $40 million. Volumes increased for sales by assets purchased and constructed after the first quarter of 2002, as well as increased production by the Millstone Power Station, reflecting lower outage days during the first quarter of 2003. Revenue from wholesale marketing of utility generation increased $7 million. Revenue from retail energy sales increased $28 million primarily as a result of customer growth. Clearinghouse electric revenue, net of applicable trading purchases, decreased $37 million. The decrease included the effects of unfavorable price changes on the fair value of unsettled derivative contracts held for trading purposes, lower margins and the impact of discontinuing fair value accounting for non-derivative contracts and the reclassification of purchases under derivative contracts no longer considered to be held for trading purposes after the adoption of EITF 02-03.

  Nonregulated gas sales revenue increased $415 million. The increase included a $201 million increase in revenue from field services and retail energy marketing operations, reflecting primarily higher prices. Clearinghouse gas revenue, net of applicable trading purchases, increased $214 million. The increase was net of $30 million of realized and unrealized losses on certain financial derivative instruments held as economic hedges of natural gas production by the Dominion Exploration & Production segment. As described below under Selected Information - Energy Trading Activities, the combination of sales of natural gas by the Dominion Exploration & Production segment at market prices and these financial derivatives is expected to result in a range of prices contemplated by Dominion's overall risk strategy. The remaining $244 million increase was due to favorable price changes on the fair value of unsettled derivative contracts held for trading purposes, higher margins and the impact of and the impact of discontinuing fair value accounting for non-derivative contracts and the reclassification of purchases under derivative contracts no longer considered to be held for trading purposes after the adoption of EITF 02-03.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  Gas transportation and storage revenue increased $13 million, primarily reflecting higher gas transportation revenue resulting from higher throughput volumes and the liquefied natural gas operations of Cove Point, acquired in September 2002, partially offset by the effect of lower rates.

  Other revenue increased $24 million and included $16 million associated with Clearinghouse oil revenue, net of applicable trading purchases, and revenue from sales of coal. The increase largely reflected the impact of adopting of EITF 02-03 related to these activities, primarily the reclassification of purchases to expense.

The increase in operating expenses reflects primarily increased electric fuel and energy purchases; purchased gas expense; liquids, pipeline capacity and other purchases expense; other operations and maintenance expense; and other taxes; partially offset by decreased purchased electric capacity expense and depreciation expense.

  Electric fuel and energy purchases increased $75 million which included an increase of $13 million associated with Dominion's nonregulated energy marketing operations and an increase of $62 million associated with regulated utility operations. Substantially all of the increase associated with nonregulated energy marketing operations related to higher volumes purchased during the first quarter of 2003 and reclassification of purchases under derivative contracts and related transportation no longer considered held for trading after implementation of EITF 02-03. For utility operations, energy costs increased $44 million for energy purchases subject to rate recovery, $12 million for purchases not subject to rate recovery and $6 million for expenses associated with increased wholesale marketing of utility generation.

  Purchased electric capacity decreased $23 million primarily due to scheduled rate reductions on certain supply contracts.

  Purchased gas expense increased $256 million. The increase included a $205 million increase associated with field services, retail energy marketing and gas transmission operations. The increase reflected primarily higher prices, partially offset by $44 million, due to lower purchases as part of retail gas marketing activities resulting from customer attrition. The remaining $51 million increase in purchased gas reflects reclassification of purchases under derivative contracts no longer considered to be held for trading purposes after the adoption of EITF 02-03.

  Liquids, pipeline capacity and other purchases expense increased $30 million, reflecting primarily the reclassification of purchase contracts primarily for transportation, storage and coal no longer considered held for trading purposes after the adoption of EITF 02-03.

  Other operations and maintenance expense increased $51 million and largely reflected a $55 million increase in general, administrative expenses, such as wages, benefits and bad debt reserves, and other expenses, such as routine maintenance. In addition, the overall increase included $18 million of expense recorded under a new accounting policy for asset retirement obligations, as described in Notes 3 and 13 to the Consolidated Financial Statements. See also the discussion of asset retirement obligations in depreciation below. The net impact of changes in fair value of non-trading derivatives not held for hedging purposes and hedge ineffectiveness was not material. These increases were partially offset by a $26 million decrease, primarily reflecting higher costs in 2002 associated with a planned nuclear outage at Millstone.

  Depreciation expense decreased $21 million, primarily reflecting a $16 million decrease related to a change in the presentation of expenses associated with asset retirement obligations pursuant to a change in accounting policy. A significant component of such expenses is now recognized under the new policy in other operations and maintenance beginning in 2003. The remaining decrease reflects the extension of estimated useful lives of most fossil fuel stations and electric transmission property during the second quarter of 2002, partially offset by the impact of new property additions.

  Other taxes increased $16 million, primarily due to the impact in 2000 of a favorable resolution of sales and use and property tax issues and the recognition of business and occupation tax credits. Similar benefits were not recognized in the first quarter of 2003.

Other income decreased $55 million, primarily reflecting net realized losses on investments held in Dominion's decommissioning trusts.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Selected Information-Energy Trading Activities

See Selected Information-Energy Trading Activities in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed discussion of the energy trading, hedging and arbitrage activities of the Clearinghouse and related accounting policies. For additional discussion of trading activities, see Market Rate Sensitive Instruments and Risk Management.

The Clearinghouse holds a portfolio of financial derivative instruments used by Dominion to manage the price risk of certain anticipated sales of Dominion Exploration & Production's 2003 natural gas production (economic hedges). At December 31, 2002, these financial derivative instruments had not been designated as hedges for accounting purposes. During the first quarter of 2003, Dominion designated a substantial portion of these financial derivative instruments as cash flow hedges for accounting purposes. Therefore, beginning on the designation date, changes in fair value for these derivatives, or the portion thereof, that represent an "effective" hedge for accounting purposes will be recorded in accumulated other comprehensive income rather than directly to earnings. Such amounts are reclassified to earnings during periods in which the hedged transactions affect earnings. Dominion's earnings for the first quarter of 2003 reflect the changes in fair value of the designated financial derivative instruments prior to being designated as cash flow hedges and changes in fair value of the remaining instruments that continue to be held as economic hedges through March 31, 2003. For the first quarter of 2003, Dominion Energy recognized a net loss of $30 million on the economic hedges.

During the remainder of 2003, individual quarterly earnings will reflect unrealized changes in the fair value of those instruments that continue to be held as economic hedges, including financial settlements of such instruments, as well as the anticipated gas sales at then current market prices. Differences in the timing of amounts recognized related to the economic hedges and the anticipated gas sales may result in net losses in certain quarters. However, for the entirety of 2003, Dominion expects the combination of the anticipated gas sales by Dominion Exploration & Production and the economic hedges to result in a range of prices for those sales as contemplated by its risk management strategy.

A summary of the changes in the unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges described above, during the first quarter of 2003 follows:

Amount
(millions)
Net unrealized gain at December 31, 2002	$170
Reclassification of contracts - adoption of EITF 02-03:
Non-derivative energy contracts	(110)
Derivative energy contracts, not held for trading purposes	(81)
(21)
Contracts realized or otherwise settled during the period	43
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Other changes in fair value	100
Net unrealized gain at March 31, 2003	$122

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The balance of net unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges discussed above, at March 31, 2003 is summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:
	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	In Excess of 5 years	Total
	(millions)
Actively quoted (1)	$58	$17	$11	--	--	$ 86
Other external sources (2)	--	16	10	$9	$1	36
Models and other valuation methods (3)	--	--	--	--	--	--
Total	$58	$33	$21	$9	$1	$122

(1)  Exchange-traded and over-the-counter contracts.

(2)  Values based on prices from over-the-counter broker activity and industry services and, where applicable, conventional option pricing models.

(3)  Values based on Dominion's estimate of future commodity prices when information from external sources is not available and use of internally-developed models, reflecting option pricing theory, discounted cash flow concepts, etc.

Dominion Delivery
	Three Months Ended March 31,
	2003	2002
	(millions, except per share amounts)
Operating revenue	$996	$715
Operating expenses	707	479
Net income contribution	158	132
Diluted EPS contribution	$0.51	$0.49

Electricity delivered (million mwhrs)	20	18
Gas throughput (bcf)	166	137

Operating Results - First Quarter 2003

Dominion Delivery contributed $0.51 per diluted share on net income of $158 million for the first quarter of 2003, a net income increase of $26 million and an earnings per share increase of $0.02 over 2002. Net income for the first quarter of 2003 reflected primarily higher operating revenue ($281 million), partially offset by higher operating expense ($228 million). Interest expense and income taxes, which are discussed on a consolidated basis, increased $20 million. Share dilution reduced Dominion Delivery's contribution to diluted earnings per share by approximately $0.08 per share.

The increase in operating revenue includes increased revenue for regulated and nonregulated electric and gas sales and gas transportation and storage.

  Regulated electric sales revenue increased $46 million. Colder temperatures and customer growth are estimated to have contributed $32 million and $4 million, respectively. A reallocation of base rate revenue between the Dominion Energy and Dominion Delivery segments, effective January 1, 2003, increased regulated electric sales revenue by $19 million. Other factors decreased regulated electric sales revenue by $9 million.

  Regulated gas sales revenue increased $211 million, including $117 million for higher gas prices reflected in higher rate recoveries and $94 million for increased sales related primarily to the impact of colder weather. The increase in regulated gas sales revenue was substantially offset by a $181 million increase in purchased gas expense, reflecting the matching of purchased gas costs and gas costs recoveries in rates.

  Gas transportation and storage revenue increased $20 million, primarily reflecting the impact of comparably colder weather on customer demand.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The increase in operating expenses reflects primarily higher purchased gas expense (discussed with regulated gas sales revenue above), other operations and maintenance expenses and other taxes. There were no material fluctuations in depreciation expense for the first quarter of 2003.

  Other operations and maintenance expense increased $27 million, reflecting primarily a net increase in general and administrative expenses as well as higher service restoration costs associated with storm damage.

  Other taxes increased $14 million primarily due to higher gross receipts taxes.

Dominion Exploration & Production
	Three Months Ended March 31,
	2003	2002
	(millions, except per share amounts)
Operating revenue	$524	$390
Operating expenses	339	252
Net income contribution	106	88
Diluted EPS contribution	$0.34	$0.33

Gas production (bcf)	96	93
Oil production (million bbls)	2	2

Average realized prices with hedging results*
Gas (per mcf)	$4.11	$3.27
Oil (per bbl)	$25.78	$20.71
Average prices without hedging results
Gas (per mcf)	$5.84	$2.39
Oil (per bbl)	$32.96	$19.94

________________

*Average realized prices with hedging results do not include the effects of the "economic hedges" discussed in the operating results of the Dominion Energy segment.

Operating Results - First Quarter 2003

Dominion Exploration & Production contributed $0.34 per diluted share on net income of $106 million for the first quarter of 2003, a net income increase of $18 million and an earnings per share increase of $0.01 over 2002. Net income for the first quarter of 2003 reflected higher operating revenue ($134 million), partially offset by higher operating expense ($87 million). Interest expense and income taxes, which are discussed on a consolidated basis, increased $21 million. Share dilution reduced Dominion Exploration & Production's contribution to diluted earnings per share by approximately $0.05 per share.

The increase in operating revenue included increases in revenue from gas and oil production and other revenue. Revenue from gas and oil production increased $101 million primarily due to higher average realized prices for both gas and oil accompanied by a slight increase in production volumes. Other revenue increased $27 million primarily due to higher average realized prices for extracted products and brokered oil sales.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The increase in operating expenses reflects primarily higher costs for purchased gas, purchased oil (reported in liquids, pipeline capacity and other purchases expense), other operations and maintenance expense, and other taxes. There was no material fluctuations in depreciation, depletion and amortization expense for the first quarter of 2003.

  Purchased gas increased $24 million and purchased oil costs increased $11 million, primarily reflecting higher commodity prices for both gas and oil purchased in connection with brokering activities.

  Other operations and maintenance expense increased $41 million, reflecting higher overall operating and production costs as a result of Dominion's successful ongoing drilling and well maintenance programs.

  Other taxes increased $9 million primarily due to higher severance taxes, resulting from increased production and higher commodity prices for gas and oil.

Corporate and Other

	Three Months Ended March 31,
	2003	2002
	(millions, except per share amounts)
Net loss	$(31)	$(54)
Diluted EPS impact	$(0.10)	$(0.20)

Operating Results - First Quarter 2003

The net loss associated with corporate and other operations for the first quarter of 2003 was $31 million and $(0.10) per diluted share, a decrease in loss of $23 million and $0.10 per diluted share as compared to 2002. The decrease in net loss primarily reflects the following specific items:

  $113 million after-tax gain representing the cumulative effect of adopting two new accounting principles, as described in Note 3 to the Consolidated Financial Statements, partially offset by

  $29 million ($17 million after-tax) of severance costs for workforce reductions during the first quarter of 2003 and

  $100 million ($59 million after-tax) of certain costs incurred during the first quarter of 2003 associated with Dominion Fiber Ventures, LLC (DFV), Dominion's telecommunications joint venture. Dominion otherwise includes the operations of DFV in Dominion Delivery. These costs, described below, were reported as other expense on the Consolidated Statement of Income and are discussed in Note 16 to the Consolidated Financial Statements. The costs included:

    $57 million ($35 million after-tax) for costs associated with the acquisition of DFV senior notes,

    $27 million ($14 million after-tax) for the reallocation of equity losses between Dominion and the minority interest owner of DFV, and

    $33 million ($20 million after-tax) related to the impairment of certain DFV assets resulting from a change in business plan affecting those assets; partially offset by the allocation of $17 million of loss ($10 million after-tax) to the minority interest owner.

Liquidity and Capital Resources

Dominion and its subsidiaries depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by the cash flow from operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities and long-term debt financings.

Internal Sources of Liquidity

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows from operating activities were $882 million and $412 million for the first quarters of 2003 and 2002, respectively. Dominion's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain current shareholder dividend levels. As noted above, Dominion uses a combination of debt and equity securities to

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

fund capital requirements not covered by the timing or amounts of operating cash flows. As discussed under Credit Ratings and Cash Requirements for Planned Capital Expenditures in the MD&A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Dominion is taking steps to improve its financial position in response to current credit rating requirements. As a result of these measures, Dominion may choose to postpone or cancel certain planned capital expenditures, to the extent they are not fully covered by operating cash flows. Dominion would do this in order to mitigate the need for future debt financings, beyond those needed to cover normal maturities and redemptions.

Dominion's operations are subject to risks and uncertainties that may negatively impact cash flows from operations. See the discussion of such factors in Internal Sources of Liquidity in the MD&A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

External Sources of Liquidity

In the External Sources of Liquidity section of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, Dominion discussed the use of capital markets by Dominion Resources, Inc., Virginia Electric and Power Company (Virginia Power), and Consolidated Natural Gas Company (CNG), collectively the Dominion Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, that section of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of March 31, 2003, there have been no changes in the Dominion Companies' credit ratings nor changes to or events of default under Dominion's debt covenants.

During the first quarter of 2003, Dominion and its subsidiaries issued long-term debt and common stock totaling approximately $2.3 billion. The proceeds were used primarily to acquire the DFV senior notes, repay other debt and finance capital expenditures. See Notes 12 and 16 to the Consolidated Financial Statements for further discussion of significant financing transactions and the acquisition of DFV senior notes.

Credit Facilities and Short-Term Debt

The Dominion Companies use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. The commercial paper programs are supported by various credit facilities as discussed below. At March 31, 2003, the Dominion Companies had the following short-term debt outstanding and capacity available under credit facilities:
	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
364-day revolving credit facility	$1,250
Three-year revolving credit facility	750
Total joint credit facilities(1)	2,000	$544	$106	$1,350
CNG credit facility(2)	550	--	536	14
Totals	$2,550	$544	$642	$1,364

__________________________

(1) The joint credit facilities support borrowings by the Dominion Companies. The 364-day revolving credit facility terminates in May 2003 and the three-year revolving credit facility terminates in May 2005. Dominion expects to renew the 364-day facility prior to its maturity.

(2) These credit facilities are used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. A new facility was added which increased the total to $550 million in March 2003. The $500 million credit facility terminates in August 2003 and is expected to be renewed prior to its maturity. The $50 million credit facility terminates in September 2003 and is not expected to be renewed.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Long-Term Debt

During the first quarter of 2003, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:

Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$1,300	2.80% to 6.30%	2005 to 2033	Dominion Resources, Inc.
Senior notes	500	Variable	2013	Dominion Resources, Inc.
Senior notes	400	4.75%	2013	Virginia Power
Total	$2,200

During the first quarter of 2003, Dominion Resources, Inc. and its subsidiaries repaid $1 billion of long-term debt securities. Dominion used the entirety of its $500 million escrow deposit, established in December 2002, to repay maturing debt in January 2003.

Issuance of Common Stock

During the first quarter of 2003, Dominion received proceeds of $77 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

Amounts Available under Shelf Registrations

At March 31, 2003, Dominion Resources, Inc., Virginia Power, and CNG had approximately $1.1 billion, $1.3 billion, and $1.5 billion, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

Investing Activities

During the first quarter of 2003, investing activities resulted in a net cash outflow of $1.1 billion, reflecting the following primary investing activities:

  capital expenditures of $617 million that included construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;

  capital expenditures of $224 million that included the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

  purchase of DFV senior notes for $633 million; partially offset by proceeds from the release of funds from escrow for scheduled debt refunding of $500 million.

Off-Balance Sheet Arrangements

As of March 31, 2003, there have been no significant changes to the off-balance sheet arrangements disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, other than the consolidation of DFV and the purchase of the electric generation facility under construction in Dresden, Ohio during the first quarter of 2003. Those transactions were described in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 and also in Notes 14 and 16 to the Consolidated Financial Statements of this Form 10-Q.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Contractual Obligations

As of March 31, 2003, other than scheduled maturities of new debt issued during the first quarter of 2003, there have been no significant changes to the contractual obligations disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002.

Future Issues

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Outlook in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002.

Regulated Electric Operations

Status of Electric Deregulation Legislation in Virginia

In an addendum to its status report on the development of a competitive retail market for electric generation within Virginia, the Virginia State Corporation Commission (Virginia Commission) recommended that state policymakers should decide promptly whether to proceed with or delay implementation of the Virginia Electric Utility Restructuring Act, in light of recent developments impacting electric industry restructuring in Virginia, including the Federal Energy Regulatory Commission's (FERC) issuance of a notice of proposed rule making on Standard Market Design. The Virginia General Assembly and Governor elected not to act on these recommendations.

In April 2003, Virginia enacted legislation that requires Dominion to file an application with the Virginia Commission by July 1, 2003 to join a regional transmission organization (RTO) and delays entry into a RTO until on or after July 1, 2004. Subject to Virginia Commission approval, Dominion would be required to transfer management and control of its electric transmission assets to a RTO by January 1, 2005.

Proposed Pilot Programs

In March 2003, Dominion filed an application with the Virginia Commission for approval of three proposed new electric retail access pilot programs. The pilots will make available to competitive service providers up to 500 MW of load, with expected participation of more than 65,000 customers from a variety of customer classes. If approved by the Virginia Commission, the proposed pilots will run from January 1, 2004 through December 31, 2005. To encourage participation by competitive suppliers and customers, Dominion has proposed a significant reduction in the wires charges applicable to the pilot programs in 2004 and 2005. The Virginia Commission issued a procedural order in April 2003 establishing a schedule for interested parties to file comments or to request a hearing.

RTO

See Status of Electric Deregulation Legislation in Virginia above discussing recently enacted Virginia legislation regarding entry into a RTO.

In December 2002, American Electric Power (AEP), Commonwealth Edison Company (ComEd), Dayton Power and Light Company (collectively, the New PJM Companies), PJM Interconnection, LLC (PJM) and Dominion tendered a joint filing with FERC. The joint filing proposes to (1) include the New PJM Companies' transmission facilities within PJM functional control; (2) establish a transmission rate for the existing PJM region, Dominion and the New PJM Companies; (3) adopt a transitional rate method to maintain transmission revenue for Dominion and the New PJM Companies and (4) amend certain agreements on file with FERC concerning the PJM energy market, planning processes and system operations as related to the integration of the New PJM Companies into PJM.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In April 2003, FERC issued an order accepting AEP's and ComEd's proposal to transfer control of their respective transmission facilities to PJM and set a hearing for the proposed transmission rates which would be effective as of the date of the transfer. FERC also directed AEP and ComEd to recalculate and refile the proposed rates due to the rejection of Dominion's filing noted below.

In April 2003, FERC issued an order rejecting Dominion's proposed amendment to its open access transmission tariff to establish a transitional transmission rate method that would apply from the time AEP and ComEd would begin to participate under the PJM transmission tariff until Dominion joins PJM.

Regulated Gas Distribution Operations

Regulatory Matters

West Virginia legislation currently does not require customer choice in its retail natural gas markets, and Dominion has not voluntarily initiated an Energy Choice program. However, the West Virginia Public Service Commission (West Virginia Commission) recently issued regulations to govern pooling services, one of the tools that natural gas suppliers may utilize to provide retail customer choice in the future. In the first quarter 2003, the West Virginia Commission issued rules that require that competitive gas service providers be licensed in West Virginia.

Dominion's gas distribution business subsidiaries are subject to regulation of rates and other aspects of their businesses by the states in which they operate-Pennsylvania, Ohio and West Virginia. When necessary, Dominion's gas distribution subsidiaries seek general rate increases on a timely basis to recover increased operating costs and to ensure that rates of return are compatible with the cost of raising capital. In addition to general rate increases, certain of Dominion's gas distribution subsidiaries make routine separate filings with their respective state regulatory commissions to reflect changes in the costs of purchased gas. These purchased gas costs are generally subject to rate recovery through a mechanism that ensures dollar for dollar recovery of prudently incurred costs. Costs that are expected to be recovered in future rates are deferred as regulatory assets.

Environmental Matters

As previously reported in Note 27 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002, Virginia Power received a Notice of Violation in 2000 from the United States Environmental Protection Agency related to some specified construction projects at the Mt. Storm Power Station in West Virginia. Thereafter, New York State filed a suit against Virginia Power alleging similar violations, and the suit was stayed. Virginia Power reached an agreement in principle with the federal government and the state of New York to resolve the matter, and the states of Virginia, West Virginia, Connecticut and New Jersey joined the United States and the state of New York in seeking to reach a final agreement with the Company. A settlement agreement in the form of a proposed Consent Decree was agreed to on April 21, 2003, by the U.S. Department of Justice and the U.S. Environmental Protection Agency for the United States of America, by the states of Virginia, West Virginia, Connecticut, New Jersey and New York and by Virginia Power. In accordance with the settlement, the United States filed an action in the Eastern District of Virginia against Virginia Power and the Consent Decree was lodged with that court to settle that action. Virginia and West Virginia also filed complaints in intervention in the Virginia federal district court. The New York State federal district court action has been transferred to the Virginia federal district court and it is anticipated that, in addition to New York, Connecticut and New Jersey will join as plaintiffs in that proceeding. After an EPA public comment period, the Virginia federal district court will be asked to enter the Consent Decree finalizing the settlement and resolving the underlying actions, but retaining jurisdiction pursuant to the terms of the Consent Decree. The settlement is consistent with the previously reported agreement in principle and includes payment of a $5 million civil penalty, an obligation to fund $14 million for environmental projects and a commitment to improve air quality under the Consent Decree estimated to involve expenditures of $1.2 billion. Dominion has already incurred certain capital expenditures for environmental improvements at its coal-fired stations in Virginia and West Virginia and has committed to additional measures in its current financial plans and capital budget to satisfy the requirements of the Consent Decree. As of March 31, 2003, Dominion had accrued $18 million for the civil penalty and the funding of the environmental projects, substantially all of which was recorded in 2000.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other

Greenbrier Pipeline

In April 2003, Greenbrier Pipeline Company, LLC received final FERC approval to construct and operate the Greenbrier Pipeline. The Greenbrier Pipeline will originate in Kanawha County, West Virginia and extend through southwest Virginia to Granville County, North Carolina. Dominion owns 67 percent of Greenbrier Pipeline Company, LLC, with Piedmont Natural Gas Company owning the remaining 33 percent.

Nuclear Relicensing

Dominion filed applications with the Nuclear Regulatory Commission (NRC) for 20-year life-extensions for the North Anna and Surry nuclear units in 2001. The NRC has completed its review of the applications and issued renewed licenses for these units in March 2003. Dominion has also performed an internal assessment on the probability of a successful license renewal application for both of its operating Millstone units. Based on this assessment and other factors, Dominion has initiated preparations to apply for a 20-year extension of the licenses for both its operating Millstone units. Dominion expects to file a completed application based on NRC guidelines in 2004.

Accounting Matters

Recently Issued Accounting Standards

On April 30, 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which, in general, will be applied prospectively to new contracts, contract modifications and hedging relationships designated after June 30, 2003. In 2002, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which will be effective July 1, 2003 for variable interests existing prior to January 1, 2003. See Note 4 to the Consolidated Financial Statements for a discussion of the impact of adopting SFAS No. 149 and FIN 46 as well as information about certain other standard-setting activities.

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

Market Rate Sensitive Instruments and Risk Management

Dominion's financial instruments, derivative financial instruments and derivative commodity contracts are exposed to potential losses due to adverse changes in interest rates, equity security prices, foreign currency exchange rates and commodity prices, as described below. Interest rate risk generally is related to Dominion's outstanding debt and financial services activities. Commodity price risk is present in Dominion's electric operations, gas production and procurement operations, and energy marketing and trading operations due to the exposure to market shifts in prices received and paid for natural gas, electricity and other commodities. Dominion uses derivative commodity contracts to manage price risk exposures for these operations. Dominion is exposed to equity price risk through various portfolios of equity securities.

Dominion's sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10 percent unfavorable change in commodity prices, interest rates and foreign currency exchange rates.

Commodity Price Risk-Trading Activities

As part of its strategy to market energy and to manage related risks, Dominion manages a portfolio of commodity-based financial derivative instruments held for trading purposes. These contracts are sensitive to changes in the prices of natural gas, electricity and certain other commodities. Dominion uses established policies and procedures to manage the risks associated with these price fluctuations and uses derivative instruments, such as futures, forwards, swaps and options, to mitigate risk by creating offsetting market positions. In addition, Dominion seeks to use its generation capacity, when not needed to serve customers in its service territory, to satisfy commitments to sell energy.

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $2 million and $12 million in the fair value of Dominion's commodity-based financial derivative instruments held for trading purposes as of March 31, 2003 and December 31, 2002, respectively.

Commodity Price Risk-Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas, oil and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of Dominion's non-trading financial derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10 percent unfavorable change in market prices of Dominion's non-trading financial derivative commodity instruments would have resulted in a decrease in fair value of approximately $436 million and $357 million as of March 31, 2003 and December 31, 2002, respectively.

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

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

(Continued)

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. In addition, Dominion, through subsidiaries, retains ownership of mortgage investments, including subordinated bonds and interest-only residual assets retained at securitization of mortgage loans originated and purchased. For financial instruments outstanding at both March 31, 2003 and December 31, 2002, the impact on annual earnings of a hypothetical 10 percent increase in interest rates would not be significant. In addition, Note 13 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 discussed investments in retained interests from prior securitizations.

Foreign Exchange Risk

Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its Consolidated Financial Statements. Dominion's management monitors this exposure and believes it is not material. In addition, Dominion manages its foreign exchange risk exposure associated with anticipated future purchases of uranium enrichment services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, Dominion's exposure to foreign currency risk is minimal. A hypothetical 10 percent unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $22 million in the fair value of currency forward contracts held by Dominion at both March 31, 2003 and December 31, 2002.

Investment Price Risk

Dominion is subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. Dominion recognized net realized and unrealized losses on decommissioning trust investments of $46 million for the first quarter of 2003 and $150 million for the year ended December 31, 2002.

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

DOMINION RESOURCES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Dominion's disclosure controls and procedures during the month of April and in early May of 2003. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that Dominion's disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by Dominion and its subsidiaries, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there also may be administrative proceedings on these matters pending. In addition, in the normal course of business, Dominion and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on Dominion's financial position, liquidity or results of operations. See Future Issues in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for discussion on various regulatory proceedings to which Dominion and its subsidiaries are a party.

In March 2003, Triad Energy Resources Corporation and other parties filed a class action antitrust suit against a number of defendants, including Virginia Power and Cove Point LNG Limited Partnership, an affiliate of CNG, in the United States District Court for the District of Columbia. The complaint seeks compensatory damages for alleged violations of the Sherman Act and tortious interference with contractual and business relationships as a result of activities involving the storage and transportation of natural gas. No trial date has been set. The outcome of the proceeding, including an estimate as to any potential loss, cannot be predicted at this time.

In connection with the Notice of Violation received in 2000 from the Environmental Protection Agency related to some specified construction projects at the Mt. Storm Power Station in West Virginia, a settlement agreement in the form of a proposed Consent Decree was agreed to on April 21, 2003 by the U.S. government, Dominion and the five states involved. See Environmental Matters in the MD&A of this Form 10-Q for further information relating to this development.

In l999, a class action was filed by Quinque Operating Co. and other parties against approximately 300 defendants, including CNG and three of its subsidiaries, in Stevens County, Kansas. The complaint seeks damages for alleged fraud, misrepresentation, conversion and assorted other claims in the measurement and payment of gas royalties from privately held gas leases. Quinque Operating Co. dropped out of the case and Will Price, a gas royalty owner based in Kansas, assumed the lead plaintiff's role. The defendants' motion to deny class certification was granted in April 2003. Plaintiffs have until June 2003 to decide whether to proceed without class certification or re-file individual complaints against a smaller number of defendants.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2003, Dominion issued 106 shares of common stock to a former employee as a deferred payment under a 1985 performance achievement plan. These shares were not registered under the Securities Act of 1933 as the issuance did not constitute a public offering of securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion's Annual Shareholders Meeting was held on April 25, 2003 and the following Directors were elected to the Board of Directors for a one-year term or until next year's annual meeting.

Nominee	Votes For	Votes Withheld

Susan B. Allen	269,326,674	5,585,453
Peter W. Brown	270,912,908	3,999,219
Ronald J. Calise	271,070,939	3,841,188
Thos. E. Capps	269,576,721	5,335,406
George A. Davidson, Jr.	270,428,736	4,483,391
John W. Harris	270,970,190	3,941,937
Robert S. Jepson, Jr.	270,710,420	4,201,707
Benjamin J. Lambert, III	270,457,911	4,454,216
Richard L. Leatherwood	265,178,240	9,733,887
Margaret A. McKenna	270,748,191	4,163,936
Kenneth A. Randall	264,820,116	10,092,011
Frank S. Royal	264,573,734	10,338,393
S. Dallas Simmons	269,931,476	4,980,651
Robert H. Spilman	264,780,820	10,131,307
David A. Wollard	270,888,516	4,023,611

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Articles of Incorporation as in effect August 9, 1999, as amended March 12, 2001 (Exhibit 3.1, Form 10-K for the year ended December 31, 2002, File No. 1-8489, incorporated by reference).
3.2	Bylaws as in effect on October 20, 2000 (Exhibit 3, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).
10

Form of Settlement Agreement in the form of a proposed Consent Decree among the United States of America, on behalf of the United States Environmental Protection Agency, the State of New York, the State of New Jersey, the State of Connecticut, the Commonwealth of Virginia and the State of West Virginia and Dominion (filed herewith).

12	Ratio of earnings to fixed charges (filed herewith).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.3	Condensed consolidated earnings statements (unaudited) (filed herewith).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(continued)

(b) Reports on Form 8-K:

1.	Dominion filed a report on Form 8-K on January 23, 2003, relating to Dominion's press release announcing unaudited results of operations for the fiscal year ended December 31, 2002.
2.

Dominion filed a report on Form 8-K on February 11, 2003, relating to the sale of $300,000,000 aggregate principal amount of Dominion's 2003 Series A 2.800% Senior Notes Due 2005 and $400,000,000 aggregate principal amount of Dominion's 2003 Series B 4.125% Senior Notes Due 2008.

3.

Dominion filed a report on Form 8-K on March 4, 2003, relating to the sale of $300,00,000 aggregate principal amount of Dominion's 2003 series D 5.00% Senior Notes Due 2013 and $300,000,000 aggregate principal amount of Dominion's 2003 Series E 6.30% Senior Notes Due 2033.

4.	Dominion furnished a report on Form 8-K on April 9, 2003 relating to Dominion's press release commenting on 2003 first quarter earnings.
5.	Dominion furnished a report on Form 8-K/A on April 16, 2003, relating to Dominion's press release announcing 2003 first quarter earnings.
6.	Dominion filed a report on Form 8-K on May 9, 2003 relating to the segment realignment of its electric transmission operations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

May 9, 2003	/s/ Steven A. Rogers
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 9, 2003
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
/s/ Thomas N. Chewning
Thomas N. Chewning Executive Vice President and Chief Financial Officer