Form 10-Q
period 2003-06-30
DOMINION RESOURCES INC /VA/
filed 2003-08-11
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or

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

At July 31, 2003, the latest practicable date for determination, 323,357,204 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(millions, except per share amounts)
Operating Revenue	$2,635	$2,332	$6,220	$4,966

Operating Expenses
Electric fuel and energy purchases, net	363	326	777	660
Purchased electric capacity	150	160	311	344
Purchased gas, net	390	219	1,185	624
Liquids, pipeline capacity and other purchases	126	40	207	80
Other operations and maintenance	620	550	1,312	1,079
Depreciation, depletion and amortization	314	319	616	636
Other taxes	114	93	268	208
Total operating expenses	2,077	1,707	4,676	3,631

Income from operations	558	625	1,544	1,335

Other income (expense)	53	29	(102)	52
Interest and related charges:
Interest expense	213	209	422	421
Subsidiary preferred dividends and distributions of subsidiary trusts	32	28	63	58
Total interest and related charges	245	237	485	479

Income before income taxes and minority interests	366	417	957	908

Income taxes	131	145	343	315
Minority interests	(5)	--	(21)	--
Income before cumulative effect of changes in accounting principle	240	272	635	593
Cumulative effect of changes in accounting principle (net of income taxes of $71)	--	--	113	--

Net income	$ 240	$ 272	$ 748	$ 593

Earnings Per Common Share - Basic
Income before cumulative effect of changes in accounting principle	$0.76	$0.98	$2.04	$2.18
Cumulative effect of changes in accounting principle	--	--	0.36	--
Net income	$0.76	$0.98	$2.40	$2.18

Earnings Per Common Share - Diluted
Income before cumulative effect of changes in accounting principle	$0.76	$0.97	$2.03	$2.16
Cumulative effect of changes in accounting principle	--	--	0.36	--
Net income	$0.76	$0.97	$2.39	$2.16

Dividends paid per common share	$0.645	$0.645	$1.29	$1.29

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
ASSETS	June 30, 2003	December 31, 2002(1)
	(millions)
Current Assets
Cash and cash equivalents	$ 133	$ 291
Customer accounts receivable (net of allowance of $78 and $63)	2,801	2,568
Other accounts receivable	690	486
Inventories	622	637
Derivative and energy trading assets	1,801	1,365
Margin deposit assets	331	149
Prepayments	222	347
Escrow account for debt refunding	--	500
Other	586	482
Total current assets	7,186	6,825

Investments
Available for sale securities	538	564
Nuclear decommissioning trust funds	1,758	1,599
Other	953	1,011
Total investments	3,249	3,174

Property, Plant and Equipment, Net
Property, plant and equipment	35,454	32,631
Accumulated depreciation, depletion and amortization	(11,424)	(12,374)
Total property, plant and equipment, net	24,030	20,257

Deferred Charges and Other Assets
Goodwill, net	4,328	4,301
Prepaid pension cost	1,732	1,710
Derivative and energy trading assets	471	482
Other	1,308	1,160
Total deferred charges and other assets	7,839	7,653
Total assets	$42,304	$37,909

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2003	December 31, 2002(1)
	(millions)
Current Liabilities
Securities due within one year	$ 1,354	$ 2,125
Short-term debt	129	1,193
Accounts payable, trade	2,503	2,310
Accrued interest, payroll and taxes	589	606
Derivative and energy trading liabilities	2,426	1,609
Other	724	600
Total current liabilities	7,725	8,443

Long-Term Debt
Long-term debt	14,092	11,968
Notes payable - affiliates	--	92
Total long-term debt	14,092	12,060

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,359	4,209
Asset retirement obligations	1,580	--
Derivative and energy trading liabilities	1,032	690
Other	708	632
Total deferred credits and other liabilities	7,679	5,531
Total liabilities	29,496	26,034

Commitments and Contingencies (see Note 14)

Minority Interest	19	8

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts(2)	1,397	1,397

Subsidiary Preferred Stock Not Subject To Mandatory Redemption	257	257

Common Shareholders' Equity
Common stock - no par(3)	9,925	9,051
Other paid-in capital	58	47
Accumulated other comprehensive loss	(751)	(446)
Retained earnings	1,903	1,561
Total common shareholders' equity	11,135	10,213
Total liabilities and shareholders' equity	$42,304	$37,909

____________

(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date.

(2) Debt securities issued by Dominion Resources, Inc. and certain subsidiaries constitute 100 percent of the trusts' assets.

(3) Common stock information: 500 million shares authorized; 323 million shares and 308 million shares outstanding at June 30, 2003 and December 31, 2002, respectively.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2003	2002
	(millions)
Operating Activities
Net income	$ 748	$ 593
Adjustments to reconcile net income to cash from operating activities:
Cumulative effect of changes in accounting principle, net of income taxes	(113)	--
Net unrealized gains on energy-related derivatives held for trading purposes	(108)	(40)
Depreciation, depletion and amortization	671	695
Deferred income taxes and investment tax credits, net	239	115
Changes in:
Accounts receivable	(207)	(319)
Inventories	22	(11)
Deferred fuel and purchased gas costs, net	(272)	(35)
Prepayments	126	212
Accounts payable	188	67
Accrued interest, payroll and taxes	10	(14)
Margin deposit assets and liabilities	(158)	(358)
Other	338	(73)
Net cash provided by operating activities	1,484	832

Investing Activities
Plant construction and other property additions	(1,055)	(580)
Purchases of gas and oil properties, prospects and equipment	(534)	(931)
Release of escrow deposit for debt refunding	500	--
Purchase of Dominion Fiber Ventures senior notes	(633)	--
Acquisition of business	--	(186)
Other	(262)	16
Net cash used in investing activities	(1,984)	(1,681)

Financing Activities
Issuance of common stock	873	741
Issuance of long-term debt	2,200	1,696
Repayment of long-term debt	(1,248)	(949)
Repayment of short-term debt, net	(1,064)	(531)
Common dividend payments	(407)	(346)
Other	(12)	(23)
Net cash provided by financing activities	342	588

Decrease in cash and cash equivalents	(158)	(261)
Cash and cash equivalents at beginning of period	291	486
Cash and cash equivalents at end of period	$ 133	$ 225

Supplemental Cash Flow Information
Non-cash exchange of mortgage bonds for senior notes	--	$117

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

DEI is involved in merchant generation, energy trading and marketing and natural gas and oil exploration and production in the United States and Canada.

Dominion manages its daily operations through three primary operating segments: Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also reports its corporate and other operations as a segment. Assets remain wholly owned by the legal subsidiaries. See Note 18.

The term "Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Note 2.    Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 2002. On May 9, 2003, Dominion filed a current report on Form 8-K that included its Consolidated Financial Statements and Notes for the year ended December 31, 2002, which were reformatted to reflect the transfer of electric transmission operations to the Dominion Energy segment from the Dominion Delivery segment effective January 1, 2003. References to the Consolidated Financial Statements and Notes for the year ended December 31, 2002 refer to those included in the May 9, 2003 current report on Form 8-K.

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of June 30, 2003, its results of operations for the three and six months and cash flows for the six months ended June 30, 2003 and 2002.

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

Dominion reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, Dominion estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2002 for a more detailed discussion of Dominion's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of recovery of electric fuel, purchased energy and purchased gas expenses and other factors.

Certain amounts in the 2002 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

Depreciation

In 2002, Dominion extended the estimated useful lives of most of its fossil fuel stations and electric transmission and distribution property based on depreciation studies that indicated longer lives were appropriate. These changes in estimated useful lives reduced depreciation expense by approximately $9 million and $26 million for the three and six months ended June 30, 2003, respectively.

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

Stock Compensation

The following table illustrates the pro forma effect on net income and earnings per share if Dominion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(millions)
Net income, as reported	$240	$272	$748	$593
Add: actual stock-based compensation expense, net of tax	3	2	7	3
Deduct: pro forma stock-based compensation expense, net of tax	(11)	(14)	(22)	(29)
Net income, pro forma	$232	$260	$733	$567

Basic EPS - as reported	$0.76	$0.98	$2.40	$2.18
Basic EPS - pro forma	$0.74	$0.94	$2.35	$2.08

Diluted EPS - as reported	$0.76	$0.97	$2.39	$2.16
Diluted EPS - pro forma	$0.73	$0.93	$2.34	$2.07

See Notes 2 and 24 to the Consolidated Financial Statements for the year ended December 31, 2002 for a discussion of Dominion's stock plans and information on stock award activity for 2002.

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

The effect of adopting SFAS No. 143 for the three and six months ended June 30, 2003, as compared to an estimate of net income reflecting the continuation of former accounting policies, was to increase net income by $5 million and $191 million for those periods, respectively. The increase reflects lower expenses under SFAS No. 143 compared to expenses that would have been recorded under the former accounting policies. The $189 million increase for the six months ended June 30, 2003 is comprised of a $180 million after-tax gain, representing the cumulative effect of a change in accounting principle, described below, and an increase in income before the cumulative effect of a change in accounting principle of $11 million. Under Dominion's accounting policy prior to the adoption of SFAS No. 143, $1.6 billion had previously been accrued for future asset removal costs, primarily related to future nuclear decommissioning. Such amounts are included in the accumulated provision for depreciation, depletion and amortization as of December 31, 2002. With the adoption of SFAS No. 143, Dominion calculated its asset retirement obligations to be $1.5 billion. In recording the cumulative effect of the accounting change, Dominion recognized its asset retirement obligations in noncurrent liabilities and reversed the previously recorded amount from the accumulated provision for depreciation, depletion and amortization. The cumulative effect of the accounting change also reflected a $350 million increase in property, plant and equipment for capitalized asset retirement costs and a $90 million increase in the accumulated provision for depreciation, depletion and amortization, representing the depreciation of such costs through December 31, 2002.

See Notes 2 and 16 to the Consolidated Financial Statements for the year ended December 31, 2002 for further discussion of Dominion's former accounting and reporting policies for its costs of removal, including nuclear decommissioning, and earnings on its decommissioning trusts. See also Note 13 to these Consolidated Financial Statements for additional disclosures regarding asset retirement obligations.

Energy Trading Contracts

In October 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF 02-3, in part, rescinded EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, certain energy-related commodity contracts that are held in connection with Dominion's energy trading activities are no longer subject to fair value accounting. The affected contracts are those energy-related contracts that are not considered to be derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under EITF 98-10 accounting, the fair value of energy contracts was measured at each reporting date, with changes in fair value, including unrealized amounts, reported in earnings. Energy-related contracts affected by the rescission of EITF 98-10 are now subject to accrual accounting and recognized as revenue or expense at the time of contract performance, settlement or termination.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The EITF 98-10 rescission was effective for non-derivative energy-related contracts initiated after October 25, 2002. For those non-derivative energy-related contracts initiated prior to October 25, 2002 in connection with Dominion's energy trading activities, Dominion reported the cumulative effect of this change in accounting principle as of January 1, 2003, resulting in an after-tax loss of $67 million.

The rescission of EITF 98-10, along with other provisions of EITF 02-3, also affects the classification of certain realized and unrealized gains and losses arising from derivative energy contracts, no longer considered to be held for trading purposes, on the Consolidated Statements of Income. As permitted by EITF 98-10, for periods prior to January 1, 2003, Dominion presented all changes in fair value of derivative and non-derivative energy-related contracts that are held in connection with Dominion's energy trading activities, including amounts realized upon settlement, in revenue on a net basis. Under the provisions of EITF 02-3, for those energy-related derivative instruments determined to be held for trading purposes, all changes in fair value, including amounts realized upon settlement, continue to be presented in revenue on a net basis. A derivative contract is held for trading purposes if the intent of the transaction is to generate profits on short-term differences in price. For non-trading derivatives not designated as hedges, all unrealized changes in fair value are presented in other operations and maintenance expense on a net basis. For non-trading derivative contracts that involve physical delivery of commodities, gross sales contract settlements are presented in revenue, while gross purchase contract settlements are reported in expenses.

Note 4.     Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

As described in Note 4 to the Consolidated Financial Statements for the year ended December 31, 2002, in January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. A description of Dominion's involvement with variable interest entities and the expected impact of adopting the provisions of FIN 46 follows:

Leases with Special Purpose Entities

Dominion, through certain subsidiaries, has entered into agreements with variable interest entities in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. Under existing accounting guidance, neither the project assets nor related debt are currently reported on Dominion's Consolidated Balance Sheets. See Note 14 to these Consolidated Financial Statements as well as Notes 4 and 27 to the Consolidated Financial Statements for the year ended December 31, 2002, for further discussion of these leasing arrangements.

Effective July 1, 2003, Dominion will consolidate the variable interest lessor entities for which it has been determined to be the primary beneficiary under FIN 46. Consolidation of the variable interest entities will result in an additional $657 million in net property, plant and equipment and $688 million of related debt.

In June 2003, for one of the power generation projects under construction, Dominion entered into a new arrangement with a non-affiliated voting interest entity. The voting interest entity will not be consolidated by Dominion.

Also in June 2003, due to events that occurred in the second quarter of 2003, Dominion began consolidating a special purpose lessor entity that is constructing and financing a power generation project at Virginia Power's Possum Point power station under existing accounting guidance. As a result, Dominion added approximately $352 million of construction-work-in-progress plant assets and related debt to its Consolidated Balance Sheets at June 30, 2003.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

As described more fully in Note 22 to the Consolidated Financial Statements for the year ended December 31, 2002, Dominion established five capital trusts that sold trust preferred securities to third party investors. Dominion received the proceeds from the sale of the trust preferred securities in exchange for various junior subordinated debt instruments issued by Dominion to be held by the trusts. Under existing accounting guidance, Dominion consolidates the trusts in the preparation of its Consolidated Financial Statements because it has a majority voting interest in each of the trusts. Under FIN 46, the trusts are considered variable interest entities. Based on the trust structures as of July 1, 2003, Dominion is not considered the primary beneficiary of the trusts and thus will cease consolidating the trusts beginning on July 1, 2003. Under these circumstances, Dominion's Consolidated Balance Sheets will no longer reflect the trust preferred securities; but instead will report the junior subordinated instruments held by the trusts as long-term debt. Dominion is currently evaluating changes to the trust structure that, if implemented, could possibly result in a determination that Dominion is the primary beneficiary of the trusts, thus requiring Dominion to resume the consolidation of the trusts in the preparation of its Consolidated Financial Statements. If the trusts were to be consolidated in periods subsequent to July 1, 2003, the trust preferred securities would be presented as liabilities as described under the Liabilities and Equity Classification section below.

Other

As a result of transactions that occurred during the first quarter of 2003, Dominion began consolidating in that period its interests in two variable interest entities, Dominion Fiber Ventures, LLC (DFV) and a Dominion Capital subsidiary, that were previously discussed in Note 4 to the Consolidated Financial Statements for the year ended December 31, 2002. See Note 16 for further information regarding Dominion's consolidation of DFV.

Impact of Adoption

Dominion will record an after-tax charge to net income of approximately $19 million in the third quarter of 2003 for the initial adoption of FIN 46. This adjustment will be recognized on July 1, 2003 as the cumulative effect of a change in accounting principle.

Liabilities and Equity Classification

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The standard requires an issuer to classify and measure certain freestanding financial instruments with characteristics of both liabilities and equity as a liability if that financial instrument embodies an obligation requiring the issuer to redeem the financial instruments by transferring its assets. Under this standard, trust preferred securities would be reported as liabilities. However, as described under the Consolidation of Variable Interest Entities section above, the consolidation of the underlying trusts must first be evaluated under FIN 46 before application of this Statement. Dominion has not completed its evaluation of the impact, if any, that SFAS No. 150 may have on its other financial instruments.

Amendment of SFAS No. 133

On April 30, 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The amendment reflects decisions made by FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. Dominion is evaluating the potential impact of SFAS No. 149 on its results of operations and financial position.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other SFAS No. 133 Guidance

In connection with the January 2003 EITF meeting, FASB was requested to reconsider an interpretation of SFAS No. 133. The interpretation, which is contained in the DIG's C11 guidance, relates to contracts with pricing terms that include broad market indices. In particular, that guidance discusses whether a contract's pricing terms that contain broad market indices (e.g., consumer price index) could qualify as a normal purchase or sale and therefore not be subject to fair value accounting. Dominion has certain power purchase and sale contracts subject to this guidance. On June 25, 2003, FASB issued Statement 133 Implementation Issue No. C20, Interpretation of the Meaning of 'Not Clearly and Closely Related' in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature, to clarify the guidance applicable to these circumstances. Under C20, criteria are established to determine if the price adjustment is not clearly and closely related to the underlying asset being purchased or sold under the contract, including whether the price adjustment is extraneous or disproportionate to the fair value of the underlying asset or direct component thereof. Under C20, the assessment should include both qualitative and quantitative considerations and should be performed only at inception of the contract. The provisions of C20 should be applied prospectively for all new and existing contracts beginning the first fiscal quarter after July 10, 2003. Dominion has several power contracts that are subject to this guidance but has not completed its assessment of whether those contracts meet the provisions of C20. Assuming such contracts qualify as normal purchase or sale contracts under the new guidance, Dominion will record these power contracts at estimated fair value, determined at the time of implementing C20, and will report the change as the cumulative effect of a change in accounting principle.

EITF 01-8

In May 2003, the EITF reached a consensus on Issue No. 01-8, Determining Whether an Arrangement Contains a Lease (EITF 01-8). Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. Dominion enters into contracts for the long-term purchase and sale of electric generation capacity and energy that, depending on the facts and circumstances, could be subject to EITF 01-8. The new rules will be applied prospectively to contracts entered into or modified after July 1, 2003.

Balance Sheet Classification - Mineral Rights

As described in Note 18 to Consolidated Financial Statements for the year ended December 31, 2002, Dominion adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 provides accounting and reporting requirements for goodwill and other intangible assets, including initial recognition and measurement, amortization and review for and measurement of impairment. In addition, accounting guidance regarding the identification, initial recognition and measurement of goodwill and other intangible assets arising from business combinations is contained in SFAS No. 141, Business Combinations, which generally became effective for Dominion on July 1, 2001. These new standards emphasize a more precise evaluation of intangible assets than required under previous accounting rules, with the intended result being more assets classified as intangible assets rather than as goodwill or tangible assets. Upon adoption of these new standards, Dominion identified and separately classified on its Consolidated Balance Sheets, intangible assets, other than goodwill, consisting primarily of software and software licenses.

Companies with gas and oil exploration and production operations have become aware that a question has arisen about whether contractual mineral rights should be classified as intangible assets rather than tangible assets on the balance sheet as a result of SFAS Nos. 141 and 142. As described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2002, Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, all direct costs of property acquisition, including mineral interests, as well as exploration and development costs are capitalized into cost pools, which are amortized on a unit-of-production basis. These cost pools are currently classified as property, plant and equipment on the Consolidated Balance Sheets. If, as a result of the resolution of this issue, reclassification of the costs associated with its mineral rights is required, Dominion's net intangible assets would increase and its net property, plant and equipment would decrease. Dominion is in the process of identifying the total cost of its contractual mineral rights currently included in property, plant and equipment and related accumulated amortization. While resolution of this issue may affect the balance sheet classification of these assets, including the reclassification of amounts for previously reported periods, there would be no impact on Dominion's results of operations or cash flows.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5.     Operating Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenue	(millions)
Regulated Sales
Electric	$1,111	$1,168	$2,359	$2,276
Gas	180	121	731	460
Nonregulated Sales
Electric	266	238	599	475
Gas	326	159	957	411
Gas transportation and storage	142	141	400	367
Gas and oil production	377	337	759	645
Other	233	168	415	332
Total operating revenue	$2,635	$2,332	$6,220	$4,966

The composition of revenue from nonregulated electric sales, nonregulated gas sales and other revenue has changed since being described in Note 7 to the Consolidated Financial Statements for the year ended December 31, 2002. The changes were effective January 1, 2003 and related to the impact of adopting EITF 02-3 on the reporting of revenue and expenses for energy trading activities, as described in Note 3 and as follows:

For derivative contracts previously presented in revenue on a net basis: For non-trading derivatives not designated as hedges, all unrealized changes in fair value are presented in other operations and maintenance expense on a net basis. For non-trading derivative contracts that involve physical delivery of commodities, gross sales contract settlements are presented in revenue for nonregulated electric sales, nonregulated gas sales and other revenue, as applicable, while gross purchase contract settlements are reported in expenses.

For non-derivative contracts previously presented in revenue on a net basis: Non-derivative energy-related contracts, previously subject to fair value accounting under EITF 98-10, are now subject to accrual accounting. Revenue for nonregulated electric sales, nonregulated gas sales and other revenue now include settlements of sales contracts at the time of contract performance, settlement or termination, on an accrual basis. These contracts will no longer be reported at fair value in Dominion's Consolidated Financial Statements.

Note 6.     Liabilities for 2001 Severance and Lease Abandonment Costs

Dominion recognized costs and related liabilities associated with employee severances and the abandonment of leased office space no longer needed in 2001. The change in these liabilities during the six months ended June 30, 2003 is presented below:
	Severance Liability	Lease Liability
	(millions)
Balance at December 31, 2002	$10	$9
Amounts paid	(6)	(2)
Balance at June 30, 2003	$ 4	$7

For additional information, see Note 8 to the Consolidated Financial Statements for the year ended December 31, 2002.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(millions, except per share amounts)
Income before cumulative effect of changes in accounting principle	$240	$272	$635	$593
Cumulative effect of changes in accounting principle	--	--	113	--
Net income	$240	$272	$748	$593
Basic EPS
Average shares of common stock outstanding - basic	314.4	277.3	311.5	272.1
Income before cumulative effect of changes in accounting principle	$0.76	$0.98	$2.04	$2.18
Cumulative effect of changes in accounting principle	--	--	0.36	--
Net income	$0.76	$0.98	$2.40	$2.18
Diluted EPS
Average shares of common stock outstanding	314.4	277.3	311.5	272.1
Net effect of dilutive stock options (1)	1.5	2.6	1.3	2.2
Average shares of common stock outstanding - diluted	315.9	279.9	312.8	274.3
Income before cumulative effect of changes in accounting principle	$0.76	$0.97	$2.03	$2.16
Cumulative effect of changes in accounting principle	--	--	0.36	--
Net income	$0.76	$0.97	$2.39	$2.16
Average antidilutive shares excluded from the EPS calculation	9.3	2.0	14.4	3.8

_________________

(1) Represents the effect of "in-the-money" stock options on the calculation of average outstanding shares of common stock.

Note 8.     Comprehensive Income

The following table presents total comprehensive income:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(millions)
Net income	$240	$272	$748	$593
Other comprehensive loss(1)	(84)	(125)	(305)	(462)
Total comprehensive income	$156	$147	$443	$131

________________

(1) Other comprehensive losses for the three and six months ended June 30, 2003 and 2002 related primarily to the effective portion of the changes in fair value of derivatives designated as hedging instruments in cash flow hedges (as described in Note 9).

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9.     Derivatives and Hedge Accounting

Dominion recognized pre-tax gains (losses) related to hedge ineffectiveness and changes in the time value of options excluded from the measurement of hedge effectiveness in its Consolidated Statements of Income during the three and six months ended June 30, 2003 and 2002. Dominion also recognized net other comprehensive losses associated with the effective portion of the change in fair value of cash flow hedging derivatives, net of taxes and amounts reclassified to earnings, for the three and six months ended June 30, 2003 and 2002. Amounts recognized as a result of such hedging activity follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Ineffectiveness:	(millions)
Fair value hedges	$ 1	$ 6	$3	$ 3
Cash flow hedges	(8)	(11)	(3)	(17)
Net ineffectiveness	$(7)	$(5)	$ -	$(14)

Change in options' time value:
Fair value hedges	--	$1	--	--
Cash flow hedges	$3	--	$ 8	$1
Total change in options' time value	$3	$1	$8	$1

Other comprehensive loss - cash flow hedges	$(175)	$(119)	$(445)	$(458)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income in the Consolidated Balance Sheet at June 30, 2003:
	Accumulated Other Comprehensive (Loss) Income After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
	(millions)
Commodities	$(784)	$(346)	56 months
Interest rate	(36)	(25)	276 months
Foreign currency	25	8	53 months
Total	$(795)	$(363)

The actual amounts that will be reclassified to earnings during the next 12 months will vary from the expected amounts presented above as a result of changes in market prices, interest rates and foreign exchange rates. The effect of amounts being reclassified from accumulated other comprehensive income to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10.     Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

	Dominion Energy	Dominion Delivery	Dominion E&P	Corporate and Other	Total
	(millions)
Balance at December 31, 2002	$2,057	$1,344	$879	$21	$4,301
Acquisition of controlling interest in a previously unconsolidated subsidiary of DCI (Note 4)	--	--	--	27	27
Reallocation of goodwill due to transfer of electric transmission operations from Dominion Delivery segment to Dominion Energy segment (Note 18)	168	(168)	--	--	--
Balance at June 30, 2003	$2,225	$1,176	$879	$48	$4,328

Note 11.     Ceiling Test

As described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2002, Dominion follows the full cost method of accounting for gas and oil exploration and production activities, as prescribed by the SEC. Under this method, capitalized costs are subject to a quarterly "ceiling test." Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves. Dominion uses hedge-adjusted period-end prices to calculate the present value of estimated future net revenues. Such prices are used for the portion of anticipated production from proved reserves that is hedged by qualifying cash flow hedges. As of June 30, 2003, approximately 16 percent of the anticipated production is hedged. Although the use of hedge-adjusted prices produced a lower valuation at June 30, 2003 than would have resulted from the use of period-end market prices, there was no impairment under either calculation. Due to the volatility of gas and oil prices, it is reasonably possible that for some quarters, Dominion may satisfy the ceiling test using hedge-adjusted prices, whereas the use of period-end market prices without the effects of hedging could result in an impairment charge.

Note 12.     Significant Financing Transactions

Credit Facilities and Short-Term Debt

Dominion, Virginia Power and CNG (the Dominion Companies) use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. The commercial paper programs are supported by various credit facilities as discussed below. At June 30, 2003, the Dominion Companies had the following short-term debt outstanding and capacity available under credit facilities:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
364-day revolving credit facility	$1,250
Three-year revolving credit facility	750
Total joint credit facilities(1)	2,000	$118	$199	$1,683
CNG credit facilities(2)	550	--	550	--
Totals	$2,550	$118	$749	$1,683

__________________________

(1) The joint credit facilities support borrowings by the Dominion Companies. The 364-day revolving credit facility was executed in May 2003 and terminates in May 2004. The three-year revolving credit facility was executed in May 2002 and terminates in May 2005.

(2) These credit facilities are used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The $500 million credit facility terminates in August 2003 and is expected to be renewed prior to its maturity. The $50 million credit facility terminates in September 2003 and is not expected to be renewed.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-Term Debt

During the six months ended June 30, 2003, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$1,300	2.80% to 6.30%	2005 to 2033	Dominion Resources, Inc.
Senior notes	500	Variable	2013	Dominion Resources, Inc.
Senior notes	400	4.75%	2013	Virginia Power
Total	$2,200

In July 2003, Dominion Resources, Inc. issued $510 million of 5.25 percent senior notes due in 2033. Holders of the senior notes will have the right to require Dominion to repurchase all or a portion of the senior notes they hold on August 1, 2015 at a purchase price of 100 percent of the principal amount tendered by the holder.

During the six months ended June 30, 2003, Dominion Resources, Inc. and its subsidiaries repaid $1.25 billion of long-term debt securities. Dominion used the entirety of its $500 million escrow deposit, established in December 2002, to repay maturing debt in January 2003.

Issuance of Common Stock

During the six months ended June 30, 2003, Dominion received proceeds of $190 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options. In addition, during the second quarter of 2003, Dominion received proceeds of $683 million through a public equity offering.

Other Debt-Related Matters

See Note 4 for a discussion of the impact of FIN 46 on reported debt amounts, effective July 1, 2003, related to assets leased from variable interest entities and preferred securities issued by subsidiary trusts.

Note 13.     Asset Retirement Obligations

The following table describes the changes to Dominion's asset retirement obligations during the six months ended June 30, 2003:
Amount
(millions)
Asset retirement obligations at January 1, 2003	--
Asset retirement obligations recognized in transition	$1,543
Asset retirement obligations incurred during the period	5
Asset retirement obligations settled during the period	(10)
Accretion expense	42
Revisions in estimated cash flows	(1)
Other	3
Asset retirement obligations at June 30, 2003(1)	$1,582

__________________________

(1) Amount includes $2 million reported in other current liabilities.

Dominion has established external trusts dedicated to funding the future decommissioning of its nuclear plants. At June 30, 2003, the aggregate fair value of these trusts, consisting primarily of debt and equity securities, totaled $1.8 billion.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Had the provisions of SFAS No. 143 been applied for the following periods in 2003 and 2002, Dominion's net income and earnings per share would have been as follows:

	Amount	Basic EPS	Diluted EPS
	(in millions, except per share amounts)
For the Three Months Ended:
June 30, 2003
Reported net income	$240	$0.76	$0.76
Adjusted net income	$240	$0.76	$0.76

June 30, 2002
Reported net income	$272	$0.98	$0.97
Adjusted net income	$275	$0.99	$0.98

For the Six Months Ended:
June 30, 2003
Reported net income	$748	$2.40	$2.39
Adjusted net income	$568	$1.82	$1.81

June 30, 2002
Reported net income	$593	$2.18	$2.16
Adjusted net income	$600	$2.21	$2.19

Had the provisions of SFAS No. 143 been applied for the following periods, the asset retirement obligations would have been as follows:
	2000	2001	2002
	(millions)
Pro forma asset retirement obligations at January 1	$622	$810	$1,447
Pro forma asset retirement obligations at December 31	$810	$1,447	$1,543

As permitted by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, Dominion accrues for future costs of removal for its cost-of-service rate regulated gas and electric utility assets, even if no legal obligation to perform such activities exists. At June 30, 2003 and December 31, 2002, Dominion's accumulated depreciation, depletion and amortization included $607 million and $596 million, respectively, representing the estimated future cost of such removal activities.

See Note 3 for further discussion of the adoption of SFAS No. 143.

Note 14.     Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2002, nor have any significant new matters arisen during the six months ended June 30, 2003.

Leases with Special Purpose Entities

As described more fully in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2002, Dominion, through certain subsidiaries, has entered into agreements with special purpose entities (lessors) in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. The lessors have financing commitments from equity and debt investors totaling $1.9 billion, of which approximately $1.5 billion has been used for project costs incurred to date. At June 30, 2003, under existing accounting guidance, approximately $1.2 billion of project assets and related debt were not reported on Dominion's Consolidated Balance Sheets.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As discussed in Note 4, effective July 1, 2003, Dominion will consolidate the variable interest lessor entities for which it has been determined to be the primary beneficiary under FIN 46. As a result, beginning July 1, 2003, annual future minimum lease commitments, as previously disclosed in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2002, will be reduced by approximately $38 million. A similar amount will be recognized annually as interest expense associated with the newly consolidated debt obligations.

In June 2003, for one of the power generation projects under construction, Dominion entered into a new arrangement with a non-affiliated voting interest entity. The voting interest entity will not be consolidated by Dominion. Project costs totaled $478 million at June 30, 2003 for this project, of which $424 million was advanced by Dominion. This project is expected to be completed in 2004 and will result in estimated annual lease commitments of approximately $47 million.

Also in June 2003, due to events that occurred in the second quarter of 2003, Dominion began consolidating a special purpose lessor entity that is constructing and financing a power generation project at Virginia Power's Possum Point power station under existing accounting guidance. As a result, Dominion added approximately $352 million of construction-work-in-progress plant assets and related debt to its Consolidated Balance Sheets at June 30, 2003. Total project costs are expected to be approximately $370 million.

In February 2003, pursuant to the terms of its lease agreement, Dominion purchased the electric generation facility under construction in Dresden, Ohio for $266 million. Dominion expects to complete construction in 2005 at an estimated cost of $432 million.

Environmental Matters

As previously reported in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2002, Virginia Power received a Notice of Violation in 2000 from the United States Environmental Protection Agency related to some specified construction projects at the Mt. Storm Power Station in West Virginia. Thereafter, New York State filed a suit against Virginia Power alleging similar violations, and the suit was stayed. Virginia Power reached an agreement in principle with the federal government and the state of New York to resolve the matter, and the states of Virginia, West Virginia, Connecticut and New Jersey joined the United States and the state of New York in seeking to reach a final agreement with the Company. A settlement agreement in the form of a proposed Consent Decree was agreed to on April 21, 2003, by the U.S. Department of Justice and the U.S. Environmental Protection Agency for the United States of America, by the states of Virginia, West Virginia, Connecticut, New Jersey and New York and by Virginia Power. In accordance with the settlement, the United States filed an action in the Eastern District of Virginia against Virginia Power and the Consent Decree was lodged with that court to settle that action. Virginia and West Virginia also filed complaints in intervention in the Virginia federal district court. The New York State federal district court action has been transferred to the Virginia federal district court, and it is anticipated that, in addition to New York, Connecticut and New Jersey will join as plaintiffs in that proceeding. The EPA public comment period has now closed. It is anticipated that in the near future the Virginia federal district court will be asked to enter the Consent Decree finalizing the settlement and resolving the underlying actions, but retaining jurisdiction pursuant to the terms of the Consent Decree. The settlement is consistent with the previously reported agreement in principle and includes payment of a $5 million civil penalty, an obligation to fund $14 million for environmental projects and a commitment to improve air quality under the Consent Decree estimated to involve expenditures of $1.2 billion. Dominion has already incurred certain capital expenditures for environmental improvements at its coal-fired stations in Virginia and West Virginia and has committed to additional measures in its current financial plans and capital budget to satisfy the requirements of the Consent Decree. As of June 30, 2003, Dominion had accrued $19 million for the civil penalty and the funding of the environmental projects, substantially all of which was recorded in 2000.

Guarantees, Letters of Credit and Surety Bonds

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-An Interpretation of FASB Statements No. 5, 57 and 107 (FIN 45), requires disclosures related to the issuance of certain types of guarantees. It also requires the recognition of liabilities for the fair value of guarantees issued or modified after December 31, 2002.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For purposes of consolidated financial statements, guarantees issued by a parent on behalf of its consolidated subsidiary, guarantees issued by a consolidated subsidiary on behalf of its parent or guarantees issued by a consolidated subsidiary on behalf of a sister consolidated subsidiary are not subject to the FIN 45 disclosure and recognition requirements. Nevertheless, Dominion is providing the following information about the guarantees that it and certain of its subsidiaries may issue in the ordinary course of business to provide financial or performance assurance to third parties on behalf of certain subsidiaries. On behalf of consolidated subsidiaries, as of June 30, 2003, Dominion and its subsidiaries had issued $6.0 billion of guarantees, including: $2.7 billion to support commodity transactions of subsidiaries; $1.3 billion for subsidiary debt; $1.1 billion related to leasing obligations for new power generation projects, corporate headquarters and aircraft; and $0.9 billion for guarantees supporting other agreements of subsidiaries. Dominion had also purchased $125 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $778 million. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. To the extent a liability subject to a guarantee has been incurred by a consolidated subsidiary, that liability is included in Dominion's Consolidated Financial Statements. Dominion believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Beginning in 2003, the issuance of a guarantee requires the recognition of a liability whenever Dominion or certain subsidiaries enter into a guarantee on behalf of a party that is not consolidated in the preparation of Dominion's Consolidated Financial Statements. Furthermore, any performance required by Dominion under such guarantees would result in the recognition of additional liabilities in Dominion's Consolidated Financial Statements. As of June 30, 2003, Dominion has guaranteed $60 million related to officers' borrowings under executive stock loan programs, for which individual officers are personally liable for repayment. Substantially all of this guarantee is scheduled to expire in 2005. Because of new restrictions on company loans or guarantees under the Sarbanes-Oxley Act of 2002, Dominion has ceased its program involving the company guaranty for any new third party loans to executives for the purpose of acquiring company stock. Dominion has also guaranteed $24 million for obligations of certain equity method investments - Morgantown Energy Associates and Elwood Energy. There are no liabilities recorded for these guarantees in accordance with FIN 45 as these guarantees were entered into prior to December 31, 2002.

At June 30, 2003 Dominion has provided $9 million of guarantees to third parties on behalf of several of its natural gas supply customers. For this and other financial support services, Dominion receives fees and has a security interest in the customers' assets. The arrangements terminate at various dates beginning in 2005 through 2007, subject to periodic renewal thereafter unless terminated by either party. The liability recorded for the fair value of these guarantees in accordance with FIN 45 is not material.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15.     Concentration of Credit Risk

Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. However, to the extent a counterparty has fully prepaid transactions by transferring cash or posting letters of credit, Dominion has excluded such amounts from its gross credit exposure. In the calculation of net credit exposure, Dominion's gross exposure is reduced by collateral made available by counterparties, including letters of credit and cash received by Dominion and held as margin deposits, made available by counterparties as a result of exceeding agreed-upon credit limits. Presented below is a summary of Dominion's gross and net credit exposure as of June 30, 2003. The amounts presented exclude accounts receivable for retail electric and gas sales and services, regulated transmission services and Dominion's provision for credit losses. See Note 29 to the Consolidated Financial Statements for the year ended December 31, 2002 for a discussion of the nature of Dominion's credit risk exposures.

	At June 30, 2003
	Credit Exposure before Credit Collateral	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$ 525	$27	$ 498
Non-investment grade(2)	87	28	59
No external ratings:
Internally rated - investment grade(3)	290	--	290
Internally rated - non-investment grade(4)	203	--	203
Total	$1,105	$55	$1,050

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

Other

During the first quarter of 2003, Dominion also recognized a pre-tax charge of $60 million associated with its DFV investment and reported the charge as other expense on the Consolidated Statement of Income. This included a $27 million charge related to a revision to the allocation of equity losses on DFV between the Investor Trust and Dominion. Based on current projections of expected DFV net losses, Dominion and Investor Trust revised the allocation of equity losses, using cash allocations and liquidation provisions of the underlying limited liability company agreement rather than voting interests. The charge also included a $33 million impairment charge in connection with certain DFV assets that will no longer be used under DFV management's current business plan. Dominion's share of the impairment, after allocation of the minority interest share to Investor Trust, was $17 million.

Note 17.     Assets Held-For-Sale

During the second quarter of 2003, Dominion recognized an impairment loss of $40 million ($25 million after-tax) related to certain assets classified as held-for-sale and reported in other current assets. The assets included a small generation facility located in Kauai, Hawaii and an equity investment in a pipeline business located in Australia. The impairment loss represented an adjustment to the assets' carrying amounts to reflect Dominion's current evaluation of the fair value less estimated costs to sell.

Note 18.     Operating Segments

Dominion manages its operations along three primary business lines:

Dominion Energy manages Dominion's electric generation portfolio, gas transmission and storage operations and certain gas production. It also manages Dominion's energy trading, marketing, hedging and arbitrage activities and its retail marketing of non-regulated energy services. Effective January 1, 2003, Dominion Energy also manages Dominion's electric transmission operations formerly managed by Dominion Delivery. Amounts for 2002 have been restated to reflect the management of electric transmission by Dominion Energy effective January 1, 2003.

Dominion Delivery manages Dominion's electric and gas distribution systems as well as Dominion's investment in DFV, described in Note 16. Amounts for 2002 have been restated to reflect the management of electric transmission by Dominion Energy effective January 1, 2003.

Dominion Exploration & Production manages Dominion's onshore and offshore gas and oil exploration, development and production operations. These operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico, and Western Canada.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition, Dominion also reports the operations of Dominion Capital, Inc., a financial services subsidiary, and Dominion's corporate and other operations as a segment. Amounts included in the Corporate and Other segment for the three and six months ended June 30, 2003 and 2002 include corporate expenses of the Dominion and CNG holding companies (including interest and other expenses not allocated to other segments) as well as the following items:

  cumulative effect of changes in accounting principle (see Note 3);

  charges related to Dominion's investment in DFV, including amounts related to the reacquisition of DFV senior notes, reallocation of equity losses and impaired assets (see Note 16);

  severance costs of $29 million for workforce reductions and impairment of certain assets held-for-sale (see Note 17).
	Dominion Energy	Dominion Delivery	Dominion Exploration & Production	Corporate and Other	Eliminations	Consolidated Total
Three Months Ended June 30,	(millions)
2003
Operating revenue - external customers	$1,640	$501	$459	$35	--	$2,635
Operating revenue - inter-segment	40	4	39	144	$(227)	--
Net income (loss)	176	52	95	(83)	--	240
2002
Operating revenue - external customers	$1,405	$450	$424	$ 53	--	$2,332
Operating revenue - inter-segment	23	6	20	149	$(198)	--
Net income (loss)	189	55	92	(64)	--	272

Six Months Ended June 30,
2003
Operating revenue - external customers	$3,721	$1,492	$939	$ 68	--	$6,220
Operating revenue - inter-segment	121	9	83	306	$(519)	--
Net income (loss)	451	211	201	(115)	--	748
2002
Operating revenue - external customers	$2,900	$1,159	$794	$ 113	--	$4,966
Operating revenue - inter-segment	56	11	40	282	$(389)	--
Net income (loss)	344	187	180	(118)	--	593

For more information, see Note 32 to the Consolidated Financial Statements for the year ended December 31, 2002.

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

On May 9, 2003, Dominion filed a current report on Form 8-K that included its Consolidated Financial Statements and Notes for the year ended December 31, 2002, as well as certain portions of MD&A, which were reformatted to reflect the transfer of electric transmission operations to the Dominion Energy segment from the Dominion Delivery segment effective January 1, 2003. References to the Consolidated Financial Statements and Notes for the year ended December 31, 2002 refer to those included in the May 9, 2003 current report on Form 8-K.

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

Dominion makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from predicted results. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include weather conditions; governmental regulations; cost of environmental compliance; inherent risk in the operation of nuclear facilities; fluctuations in energy-related commodities prices and the effect these could have on Dominion's earnings, liquidity position and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including price risk due to marketable securities held as investments in trusts and benefit plans; fluctuations in interest rates; changes in rating agency requirements or ratings; changes in accounting standards; the risks of operating businesses in regulated industries that are becoming deregulated; the transfer of control over electric transmission facilities to a regional transmission organization; completing the divestiture of investments held by Dominion Capital, Inc. (DCI) and CNG International Corporation; collective bargaining agreements and labor negotiations; and political and economic conditions (including inflation and deflation). More specific risks are discussed below.

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

Dominion is subject to complex governmental regulation that could adversely affect its operations.    Dominion's operations are subject to extensive regulation and require numerous permits, approvals and certificates from federal, state and local governmental agencies. Dominion must also comply with environmental legislation and other regulations. Management believes the necessary approvals have been obtained for Dominion's existing operations and that its business is conducted in accordance with applicable laws. However, new laws or regulations, or the revision or reinterpretation of existing laws or regulations, may require Dominion to incur additional expenses.

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

Capped electric rates in Virginia may be insufficient to allow full recovery of stranded and other costs.    Under the Virginia Electric Utility Restructuring Act (the Virginia Restructuring Act), Dominion's electric base rates (excluding, generally, fuel costs and certain other allowable adjustments) remain unchanged until July 2007 unless modified or terminated consistent with that Act. The capped rates and wires charges that, where applicable, are being assessed to customers opting for alternative suppliers allow Dominion to recover certain generation-related costs; however, Dominion remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, changes in tax laws, inflation and increased capital costs. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Future Issues and Outlook-Regulated Electric Operations in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 and Note 27 to the Consolidated Financial Statements for the year ended December 31, 2002.

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

The use of derivative instruments could result in financial losses.    Dominion uses derivative instruments, including futures, forwards, options and swaps, to manage its commodity and financial market risks. In addition, Dominion purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. In the future, Dominion could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these contracts involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts. For additional information concerning derivatives and commodity-based trading contracts, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Rate Sensitive Instruments and Risk Management in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2002.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion is exposed to market risks beyond its control in its energy clearinghouse operations.    Dominion's energy clearinghouse and risk management operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have experienced severe business downturns resulting in some being forced to exit or curtail their participation in the energy trading markets. This has led to a reduction in the number of trading partners and lower industry trading revenues. Declining credit worthiness of some of Dominion's trading counterparties may limit the level of its trading activities with these parties and increase the risk that these parties may not perform under a contract.

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

Changing rating agency requirements could negatively affect Dominion's growth and business strategy.    As of August 1, 2003, Dominion's senior unsecured debt is rated BBB+, stable outlook, by Standard & Poor's and Baa1, negative outlook, by Moody's. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings per share. A reduction in Dominion's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Potential changes in accounting practices may adversely affect Dominion's financial results.    Dominion cannot predict the impact future changes in accounting standards or practices may have on public companies in general or the energy industry or its operations specifically. New accounting standards could be issued by FASB or the SEC that could change the way Dominion records revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect Dominion's reported earnings or could increase reported liabilities.

Operating Segments

In general, management's discussion of Dominion's results of operations focuses on the contributions of its operating segments. However, the discussion of Dominion's financial condition under Liquidity and Capital Resources is based on legal entities as Dominion transacts business in the financial markets on that basis. Dominion's three primary operating segments are Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion also presents its corporate, financial services and other operations as a segment. Amounts for Dominion Energy and Dominion Delivery for 2002 have been restated to reflect Dominion Energy's management of electric transmission operations effective January 1, 2003. For more information on Dominion's operating segments, see Note 18 to the Consolidated Financial Statements.

Critical Accounting Policies

As of June 30, 2003, other than the adoption of SFAS No. 143, there have been no significant changes with regard to the critical accounting policies disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002. The policies disclosed included the accounting for: risk management and energy trading contracts at fair value; gas and oil operations; impairment testing; retained interests from securitizations; and regulated operations. See Note 3 and Adoption of EITF 02-3 below for new accounting requirements associated with the accounting for energy trading contracts.

In addition, see Note 4 to the Consolidated Financial Statements for a discussion of other new accounting standards that will be adopted after June 30, 2003 and their impact on Dominion.

Asset Retirement Obligations

Effective January 1, 2003, Dominion adopted SFAS No. 143, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. At June 30, 2003, Dominion's asset retirement obligations totaled $1.6 billion, the majority of which relates to the decommissioning of its nuclear units.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results Of Operations

Dominion's discussion of its results of operations includes a tabular summary of contributions by its operating segments to net income and diluted earnings per share (EPS), an overview of consolidated 2003 results of operations, as well as a more detailed discussion of the operating segment results of operations. All variances are stated as actual results for the three and six months ended June 30, 2003, as compared to the actual results for the same periods of 2002.

	Net Income		Diluted EPS
Three Months Ended June 30,	2003	2002	2003	2002
	(millions, except per share amounts)
Dominion Energy	$176	$189	$0.56	$0.67
Dominion Delivery	52	55	0.17	0.19
Dominion Exploration & Production	95	92	0.30	0.33
Net income contribution - primary segments	323	336	1.03	1.19

Corporate and Other	(83)	(64)	(0.27)	(0.22)
Consolidated Net Income/Earnings Per Share	$240	$272	$0.76	$0.97

Consolidated Operating Revenue	$2,635	$2,332
Consolidated Operating Expenses	$2,077	$1,707

Six Months Ended June 30,
Dominion Energy	$451	$344	$1.44	$1.25
Dominion Delivery	211	187	0.67	0.68
Dominion Exploration & Production	201	180	0.64	0.66
Net income contribution - primary segments	863	711	2.75	2.59

Corporate and Other	(115)	(118)	(0.36)	(0.43)
Consolidated Net Income/Earnings Per Share	$ 748	$593	$2.39	$2.16

Consolidated Operating Revenue	$6,220	$4,966
Consolidated Operating Expenses	$4,676	$3,631

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Consolidated Overview - Second Quarter 2003

Dominion earned $0.76 per diluted share on net income of $240 million for the second quarter of 2003, a decrease of $32 million and $0.21 per diluted share compared to 2002. The decrease includes lower overall contributions by the primary operating segments, as well as approximately $0.10 of share dilution, reflecting a substantial increase in the number of shares outstanding during the second quarter of 2003, as compared to 2002. Also, as discussed below, net expenses associated with the Corporate and Other segment increased for the second quarter of 2003.

Total operating revenue increased $303 million to $2.6 billion, reflecting increases in nonregulated electric and gas revenue, gas and oil production revenue and other revenue, partially offset by a decrease in regulated electric revenue. Higher gas prices increased regulated gas revenues, however, this increase was largely offset by a decrease in regulated electric revenue, reflecting comparably milder weather. Nonregulated electric revenue increased primarily on higher sales volumes by Dominion's merchant generation fleet and retail sales operations. Nonregulated gas revenue for sales by Dominion's field services and retail sales operations increased as a result of higher prices and sales volumes. Gas and oil production revenue also increased, primarily reflecting higher realized prices for both gas and oil. Dominion Energy Clearinghouse (Clearinghouse) gas trading and marketing revenue increased for the second quarter, partially offset by a decrease in electric trading and marketing revenue. In addition to the results of its operations, Clearinghouse electric, gas and other revenue also reflected the reclassification of certain expenses previously recorded in revenue, on a net basis, in connection with the adoption of EITF 02-3, as described below.

Total operating expenses increased $370 million to $2.1 billion, primarily reflecting higher purchased gas expense associated with increased sales volumes and prices for field services and retail sales operations and increased gas prices for regulated gas distribution operations. In addition, operating expenses for the second quarter of 2003 reflected the impairment of certain assets held-for-sale and reported in the Corporate and Other segment. Clearinghouse electric, gas and other expenses also reflected the reclassification of certain expenses previously recorded in revenue, on a net basis, in connection with the adoption of EITF 02-3, as described below.

Other income increased $24 million and included primarily higher realized net gains and income on decommissioning trust investments, interest income associated with the favorable resolution of a tax audit issue and proceeds received in connection with the partial termination of an insurance contract. Such income items were partially offset by the impairment of an equity investment in certain assets held-for-sale as reported in the Corporate and Other segment. There was no significant change in interest and related charges or Dominion's effective income tax rate.

Consolidated Overview - Six Months Ended June 30, 2003

Dominion earned $2.39 per diluted share on net income of $748 million for the six months ended June 30, 2003, an increase of $155 million and $0.23 per diluted share over 2002. The increase includes higher net income contributions by all operating segments, partially offset by approximately $0.34 of share dilution, reflecting a substantial increase in the number of shares outstanding during the first six months of 2003, as compared to 2002. Also, as discussed below, net income increased as a result of the net cumulative effect of adopting two new accounting standards during the first quarter of 2003, partially offset by certain expenses reported in the Corporate and Other segment.

Total operating revenue increased $1.2 billion to $6.2 billion, reflecting increases in all revenue categories. Revenue for regulated electric and gas sales, gas transportation and storage, and nonregulated retail energy sales increased, primarily reflecting the impact of colder weather during the first quarter of 2003 and customer growth. Higher gas prices are reflected in increased regulated gas sales as well as in increased purchased gas costs. Nonregulated electric revenue associated with Dominion's merchant generation fleet and retail sales operations increased primarily on higher sales volumes. Nonregulated gas revenue for sales by Dominion's field services and retail sales operations increased, reflecting primarily higher prices. Gas and oil production revenue also increased, reflecting comparably higher realized prices for both gas and oil. Clearinghouse gas trading and marketing revenue increased, reflecting favorable price changes on unsettled contracts and higher margins, but was partially offset by a decrease in electric trading and marketing revenue. Clearinghouse electric, gas and other revenue also reflected the reclassification of certain expenses previously recorded in revenue, on a net basis, in connection with the adoption of EITF 02-3, as described more fully below.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Total operating expenses increased $1.0 billion to $4.7 billion, reflecting primarily increased purchased gas expense associated with field services, retail sales and regulated gas distribution operations. In addition to increases associated with higher overall levels of operation, operating expenses also included certain expenses which are discussed in the Corporate and Other segment. Clearinghouse electric, gas and other expenses also reflected the reclassification of certain expenses previously recorded in revenue, on a net basis, in connection with the adoption of EITF 02-3, as described below.

Dominion recognized other expenses of $102 million for the six months ended June 30, 2003 as compared to other income of $52 million for the same period in 2002. The other expenses in 2003 primarily reflected certain costs associated with Dominion's telecommunications investment as described as part of the Corporate and Other segment and realized net losses on decommissioning trust investments. These items were partially offset by interest income associated with the favorable resolution of a tax audit issue and proceeds received in connection with the partial termination of an insurance contract. There was no significant change in interest and related charges or Dominion's effective income tax rate.

Adoption of EITF 02-3

Effective January 1, 2003, Dominion adopted EITF 02-3, which rescinds EITF 98-10. The implementation of EITF 02-3 primarily affects the timing of recognition in earnings for certain Clearinghouse energy-related contracts, as well as the presentation of gains and losses associated with energy-related contracts on the Consolidated Statement of Income. See Note 3 to the Consolidated Financial Statements.

The adoption of EITF 02-3 had the following initial and ongoing impact on the accounting for and presentation of Clearinghouse energy-related contracts in the Consolidated Financial Statements, effective January 1, 2003:

  Cumulative effect of adopting EITF 02-3: For non-derivative energy-related contracts initiated prior to October 25, 2002 in connection with Dominion's energy trading activities and previously designated as trading under EITF 98-10, Dominion recognized an after-tax loss of $67 million as the cumulative effect of a change in accounting principle effective January 1, 2003, which is reflected in the Corporate and Other segment.

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

The recognition and presentation requirements of EITF 02-3 described above were applied prospectively in 2003, and the Consolidated Statements of Income for the three and six months ended June 30, 2002 were not restated.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Energy
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(millions, except per share amounts)
Operating revenue	$1,680	$1,428	$3,842	$2,956
Operating expenses	1,363	1,070	2,949	2,273
Other income (expense)	37	15	(15)	19
Net income contribution	176	189	451	344
Diluted EPS contribution	$0.56	$0.67	$1.44	$1.25

Electricity supplied* (million mwhrs)	24	24	52	47
Gas transmission throughput (bcf)	89	109	349	310

________________

* Amounts presented are for electricity supplied by utility and merchant energy operations.

Operating Results - Second Quarter 2003

Dominion Energy contributed $0.56 per diluted share on net income of $176 million for the second quarter of 2003, a net income decrease of $13 million and an earnings per share decrease of $0.11 compared to 2002. Net income for the second quarter of 2003 reflected higher operating revenue ($252 million) and other income ($22 million), offset by higher operating expense ($293 million). Share dilution reduced Dominion Energy's contribution to diluted earnings per share by approximately $0.07 per share.

The overall increase in operating revenue includes increased revenue for non-regulated electric and gas sales and other revenue, partially offset by a decrease in regulated electric sales revenue.

  Regulated electric sales revenue decreased $60 million. Milder temperatures decreased regulated electric revenue $48 million, partially offset by the contribution of customer growth of $9 million. In addition, a reallocation of base rate revenue between the Dominion Energy and Dominion Delivery segments, effective January 1, 2003, decreased regulated electric sales revenue by $20 million.

  Nonregulated electric sales revenue increased $24 million. Revenue for sales by Dominion's merchant generation fleet increased $18 million due to higher volumes, primarily from generating units placed into service after the second quarter of 2002. Revenue from retail energy sales increased $21 million primarily as a result of customer growth. Clearinghouse electric revenue, net of applicable trading purchases, decreased $15 million. The decrease included the effects of lower margins and unfavorable price changes on the fair value of unsettled derivative contracts held for trading purposes and the impact of adopting EITF 02-3. The impact included discontinuing fair value accounting for non-derivative contracts and the reclassification of purchases under derivative contracts no longer considered to be held for trading purposes.

  Nonregulated gas sales revenue increased $183 million. The increase included a $158 million increase in revenue from field services and retail energy marketing operations, reflecting higher prices of $103 million and higher volumes of $55 million. Clearinghouse gas revenue, net of applicable trading purchases, increased $25 million. The increase was due to higher margins, favorable price changes on the fair value of unsettled derivative contracts held for trading purposes and the impact of adopting EITF 02-3. The impact included discontinuing fair value accounting for non-derivative contracts and the reclassification of purchases under derivative contracts no longer considered to be held for trading purposes.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  Other revenue increased $100 million, reflecting primarily $86 million associated with Clearinghouse oil trading revenue, net of applicable trading purchases, revenue from sales of coal and emissions allowance trading revenue. The increase largely reflected the impact of adopting of EITF 02-3 related to these activities, primarily the reclassification of purchases to expense. The remaining increase in other revenue included increases associated with sales of natural gas liquids of $8 million.

The increase in operating expenses reflects primarily increased electric fuel and energy purchases; purchased gas expense; liquids, pipeline capacity and other purchases expense; and other operations and maintenance expense; partially offset by decreased purchased electric capacity expense and depreciation expense.

  Electric fuel and energy purchases increased $34 million and related primarily to Dominion's retail energy marketing and Clearinghouse operations. Substantially all of the increase resulted from higher volumes purchased during the second quarter of 2003 and the reclassification of purchases under derivative contracts and related transportation no longer considered held for trading after implementation of EITF 02-3.

  Purchased electric capacity decreased $10 million primarily due to scheduled rate reductions on certain supply contracts.

  Purchased gas expense increased $142 million. The increase related primarily to field services, retail energy marketing and gas transmission operations and reflects both higher gas prices and volumes purchased.

  Liquids, pipeline capacity and other purchases expense increased $89 million, reflecting primarily the reclassification of purchases under contracts for transportation, storage, coal and emissions allowances. Those contracts are not considered held for trading purposes after the adoption of EITF 02-3.

  Other operations and maintenance expense increased $56 million. This increase included $15 million associated with the operations of assets acquired or placed into service subsequent to the second quarter of 2002; $17 million associated with planned outages during the second quarter of 2003; $18 million of accretion expense for asset retirement obligations (under a new accounting policy described in Notes 3 and 13 to the Consolidated Financial Statements) and a $6 million increase in general and administrative expenses. See also the discussion of asset retirement obligations in depreciation below.

  Depreciation expense decreased $21 million, primarily reflecting a decrease related to a change in the presentation of expenses associated with asset retirement obligations pursuant to a change in accounting policy. A significant component of such expenses is now recognized under the new policy in other operations and maintenance beginning in 2003.

Other income increased $22 million, primarily reflecting the net realized gains and income on investments held in Dominion's decommissioning trusts.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Results - Six Months Ended June 30, 2003

Dominion Energy contributed $1.44 per diluted share on net income of $451 million for the six months ended June 30, 2003, a net income increase of $107 million and an earnings per share increase of $0.19 over 2002. Net income for the first six months of 2003 reflected higher operating revenue ($886 million), partially offset by higher operating expense ($676 million) and other expense ($34 million). Interest expense and income taxes, which are discussed on a consolidated basis, increased $70 million. Share dilution reduced Dominion Energy's contribution to diluted earnings per share by approximately $0.20 per share.

The overall increase in operating revenue includes increased revenue for regulated and non-regulated electric sales, non-regulated gas sales, gas transportation and storage, as well as other revenue.

  Regulated electric sales revenue increased $32 million. Favorable temperatures, primarily colder temperatures during the first quarter of 2003, and customer growth are estimated to have contributed $28 million and $19 million, respectively. Fuel rate recoveries increased approximately $46 million; however, such recoveries are generally offset by a comparable increase in fuel expense and do not materially affect net income. A reallocation of base rate revenue between the Dominion Energy and Dominion Delivery segments, effective January 1, 2003, decreased regulated electric sales revenue by $38 million. Other factors decreased regulated electric sales revenue by $23 million.

  Nonregulated electric sales revenue increased $114 million. Revenue for sales by Dominion's merchant generation fleet increased $110 million due to the impact of higher prices ($52 million) and higher volumes ($58 million). Volumes increased for sales by generating units placed into service after the second quarter of 2002, as well as increased production by the Millstone Power Station, reflecting lower outage days during the first quarter of 2003. Revenue from retail energy sales increased $48 million primarily as a result of customer growth. Clearinghouse electric revenue, net of applicable trading purchases, decreased $49 million. The decrease included the effects of lower margins, unfavorable price changes on the fair value of unsettled derivative contracts held for trading purposes and the impact of adopting EITF 02-3. The impact included discontinuing fair value accounting for non-derivative contracts and the reclassification of purchases under derivative contracts no longer considered to be held for trading purposes.

  Nonregulated gas sales revenue increased $598 million. The increase included a $357 million increase in revenue from field services and retail energy marketing operations, reflecting primarily higher prices. Clearinghouse gas revenue, net of applicable trading purchases, increased $239 million. The increase was net of $32 million of realized and unrealized losses on certain financial derivative instruments held as economic hedges of natural gas production by the Dominion Exploration & Production segment. As described below under Selected Information - Energy Trading Activities, the combination of sales of natural gas by the Dominion Exploration & Production segment at market prices and these financial derivatives is expected to result in a range of prices contemplated by Dominion's overall risk strategy. The remaining $271 million increase was due to higher margins, favorable price changes on the fair value of unsettled derivative contracts held for trading purposes and the impact of adopting EITF 02-3. The impact included discontinuing fair value accounting for non-derivative contracts and the reclassification of purchases under derivative contracts no longer considered to be held for trading purposes.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  Gas transportation and storage revenue increased $19 million, primarily reflecting higher average rates and the liquefied natural gas operations of Cove Point, acquired in September 2002.

  Other revenue increased $123 million and included $104 million associated with Clearinghouse oil revenue, net of applicable trading purchases, and revenue from sales of coal and emissions allowance trading revenue. The increase largely reflected the impact of adopting of EITF 02-3 related to these activities, primarily the reclassification of purchases to expense. The remaining increase in other revenue included increases associated with sales of natural gas liquids of $10 million.

The increase in operating expenses reflects primarily increased electric fuel and energy purchases; purchased gas expense; liquids, pipeline capacity and other purchases expense; other operations and maintenance expense; and other taxes; partially offset by decreased purchased electric capacity expense and depreciation expense.

  Electric fuel and energy purchases increased $109 million which included an increase of $43 million associated with Dominion's nonregulated energy marketing operations and an increase of $66 million associated with regulated utility operations, of which $46 million related to energy purchases subject to rate recovery. Substantially all of the increase associated with nonregulated energy marketing operations related to higher volumes purchased during the first six months of 2003 and reclassification of purchases under derivative contracts and related transportation no longer considered held for trading after implementation of EITF 02-3.

  Purchased electric capacity decreased $33 million primarily due to scheduled rate reductions on certain supply contracts.

  Purchased gas expense increased $398 million. The increase included a $349 million increase associated with field services, retail energy marketing and gas transmission operations, primarily reflecting higher prices. Substantially all of the remaining $49 million increase in purchased gas reflects reclassification of purchases under derivative contracts no longer considered to be held for trading purposes after the adoption of EITF 02-3.

  Liquids, pipeline capacity and other purchases expense increased $119 million, reflecting primarily the reclassification of purchases under contracts primarily for transportation, storage, coal and emissions allowances. Those contracts are not considered held for trading purposes after the adoption of EITF 02-3.

  Other operations and maintenance expense increased $107 million. The overall increase included $19 million associated with the operations of assets acquired or placed into service subsequent to the second quarter of 2002, $36 million of accretion expense for asset retirement obligations, $9 million associated with changes in fair value of non-trading derivatives not designated as hedges and a $52 million increase in general and administrative expenses, such as wages, benefits and bad debt reserves, and other expenses, such as routine maintenance. These increases were partially offset by a $9 million decrease in outage costs, primarily reflecting higher costs in 2002 associated with a planned nuclear outage at Millstone, partially offset by expenses associated with the utility's nuclear vessel head replacement program in 2003.

  Depreciation expense decreased $43 million, primarily reflecting a $38 million decrease related to a change in the presentation of expenses associated with asset retirement obligations pursuant to a change in accounting policy. A significant component of such expenses is now recognized in other operations and maintenance beginning in 2003. The remaining decrease reflects the extension of estimated useful lives of most fossil fuel stations and electric transmission property during the second quarter of 2002, partially offset by the impact of new property additions.

  Other taxes increased $19 million, primarily reflecting higher property taxes associated with property additions in 2003 as well as the impact in 2002 of a favorable resolution of sales and use tax issues and recognition of business and occupation tax credits. Similar benefits were not recognized in the first six months of 2003.

Other income decreased $34 million, primarily reflecting net realized losses on investments held in Dominion's decommissioning trusts.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Selected Information-Energy Trading Activities

See Selected Information-Energy Trading Activities in the reformatted portion of MD&A included in the current report on Form 8-K filed on May 9, 2003 for a detailed discussion of the energy trading, hedging and arbitrage activities of the Clearinghouse and related accounting policies. For additional discussion of trading activities, see Market Rate Sensitive Instruments and Risk Management.

In addition, the Clearinghouse holds a portfolio of financial derivative instruments used by Dominion to manage the price risk of certain anticipated sales of Dominion Exploration & Production's 2003 natural gas production (economic hedges). At December 31, 2002, these financial derivative instruments had not been designated as hedges for accounting purposes. During the first quarter of 2003, Dominion designated a substantial portion of these financial derivative instruments as cash flow hedges for accounting purposes. Therefore, beginning on the designation date, changes in fair value for these derivatives, or the portion thereof, that represent an "effective" hedge for accounting purposes will be recorded in accumulated other comprehensive income rather than directly to earnings. Such amounts are reclassified to earnings during periods in which the hedged transactions affect earnings. Dominion's earnings for 2003 reflect the changes in fair value of the financial derivative instruments prior to being designated as cash flow hedges, and changes in fair value of the remaining instruments that continue to be held as economic hedges through June 30, 2003. For the three and six months ended June 30, 2003, Dominion Energy recognized a net loss of $2 million and $32 million, respectively, on the economic hedges.

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

A summary of the changes in the unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges described above, during the six months ended June 30, 2003 follows:

Amount
(millions)
Net unrealized gain at December 31, 2002	$170
Reclassification of contracts - adoption of EITF 02-3:
Non-derivative energy contracts	(110)
Derivative energy contracts, not held for trading purposes	(81)
(21)
Contracts realized or otherwise settled during the period	37
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Other changes in fair value	71
Net unrealized gain at June 30, 2003	$87

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The balance of net unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges discussed above, at June 30, 2003 is summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:
	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	In Excess of 5 years	Total
	(millions)
Actively quoted (1)	$26	$24	$9	--	--	$59
Other external sources (2)	--	12	9	$6	$1	28
Models and other valuation methods (3)	--	--	--	--	--	--
Total	$26	$36	$18	$6	$1	$87

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

Dominion Delivery
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(millions, except per share amounts)
Operating revenue	$505	$456	$1,501	$1,170
Operating expenses	395	328	1,101	807
Other income	14	2	8	4
Net income contribution	52	55	211	187
Diluted EPS contribution	$0.17	$0.19	$0.67	$0.68
Electricity delivered (million mwhrs)	17	18	37	36
Gas throughput (bcf)	58	65	225	201

Operating Results - Second Quarter 2003

Dominion Delivery contributed $0.17 per diluted share on net income of $52 million for the second quarter of 2003, a net income decrease of $3 million and an earnings per share decrease of $0.02 compared to 2002. Net income for the second quarter of 2003 reflected primarily higher operating revenue ($49 million) and other income ($12 million) offset by higher operating expenses ($67 million). Share dilution reduced Dominion Delivery's contribution to diluted earnings per share by approximately $0.02 per share.

The increase in operating revenue primarily reflects increased revenue for regulated electric and gas sales, partially offset by lower gas transportation and storage revenue and other revenue; such decreases were not significant.

  Regulated electric sales increased $3 million. Comparably milder weather during the second quarter of 2003 decreased regulated electric sales $20 million. Customer growth of $4 million partially offset this decrease. In addition, a reallocation of the base rate revenues between Dominion Energy and Dominion Delivery, effective January 1, 2003, increased Dominion Delivery's regulated electric sales revenue by approximately $20 million.

  Regulated gas sales revenue increased $59 million, primarily reflecting the recovery of higher gas prices through rates. This was substantially offset by a $59 million increase in purchased gas expense, reflecting the matching of purchased gas costs and gas cost recoveries in rates.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The increase in operating expenses reflects primarily higher purchased gas expense (discussed with regulated gas sales revenue above). Depreciation expense increased $10 million, reflecting depreciation of telecommunication assets owned by Dominion Fiber Ventures, LLC (DFV), a telecommunications investment, which was consolidated beginning late in the first quarter of 2003. There were no material fluctuations in other operations and maintenance expenses or other taxes.

Other income increased $13 million, reflecting interest income associated with the favorable resolution of a tax audit issue and the discontinuance of the equity method of accounting for DFV. As previously noted, DFV was consolidated beginning in the first quarter of 2003. Accordingly, Dominion did not record equity losses as a reduction of other income in 2003, as it did in 2002, as DFV is included in the preparation of Dominion's Consolidated Financial Statements.

Operating Results - Six Months Ended June 30, 2003

Dominion Delivery contributed $0.67 per diluted share on net income of $211 million for the six months ended June 30, 2003, a net income increase of $24 million and an earnings per share decrease of $0.01 compared to 2002. Net income for the six months ended June 30, 2003 reflected primarily higher operating revenue ($331 million), partially offset by higher operating expense ($294 million). Interest expense and income taxes, which are discussed on a consolidated basis, increased $29 million. Share dilution reduced Dominion Delivery's contribution to diluted earnings per share by approximately $0.10 per share.

The increase in operating revenue includes increased revenue for regulated electric and gas sales and gas transportation and storage.

  Regulated electric sales revenue increased $50 million. Colder temperatures during the first quarter and customer growth are estimated to have contributed $12 million and $8 million, respectively. A reallocation of base rate revenue between the Dominion Energy and Dominion Delivery segments, effective January 1, 2003, increased regulated electric sales revenue by $38 million. Other factors decreased regulated electric sales revenue by $8 million.

  Regulated gas sales revenue increased $270 million, including $176 million for higher gas prices reflected in higher rate recoveries and $94 million for increased sales related primarily to the impact of colder weather during the first quarter of 2003. The increase in regulated gas sales revenue was largely offset by a $240 million increase in purchased gas expense, reflecting the matching of purchased gas costs and gas cost recoveries in rates.

  Gas transportation and storage revenue increased $14 million, primarily reflecting the impact of comparably colder weather on customer demand during the first quarter of 2003.

The increase in operating expenses primarily reflects higher purchased gas expense (discussed with regulated gas sales revenue above), other operations and maintenance expenses, depreciation expense and other taxes.

  Other operations and maintenance expense increased $20 million, primarily reflecting a net increase in general and administrative expenses as well as higher service restoration costs associated with storm damage during the first quarter of 2003.

  Depreciation expense increased $15 million, reflecting primarily depreciation of telecommunication assets owned by DFV which was consolidated beginning late in the first quarter of 2003.

  Other taxes increased $19 million, primarily due to higher gross receipts and excise taxes, and the impact in 2002 of a favorable resolution of sales and use tax issues. Such benefits were not recognized in the first six months of 2003.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Exploration & Production
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(millions, except per share amounts)
Operating revenue	$498	$444	$1,022	$834
Operating expenses	322	297	661	549
Net income contribution	95	92	201	180
Diluted EPS contribution	$0.30	$0.33	$0.64	$0.66

Gas production (bcf)	96.5	95.7	192.3	188.4
Oil production (million bbls)	2.3	2.5	4.5	5.0

Average realized prices with hedging results*
Gas (per mcf)	$4.04	$3.35	$4.08	$3.31
Oil (per bbl)	$24.28	$24.06	$25.02	$22.40
Average prices without hedging results
Gas (per mcf)	$5.03	$3.06	$5.45	$2.71
Oil (per bbl)	$27.81	$25.53	$30.37	$22.76

_______________

*Excludes the effects of the "economic hedges" discussed in the operating results of the Dominion Energy segment.

Operating Results - Second Quarter 2003

Dominion Exploration & Production contributed $0.30 per diluted share on net income of $95 million for the second quarter of 2003, a net income increase of $3 million and an earnings per share decrease of $0.03 compared to 2002. Net income for the second quarter reflected higher operating revenue ($54 million), partially offset by higher operating expenses ($25 million). Interest expense and income taxes, which are discussed on a consolidated basis, increased $22 million. This amount included $8 million associated with the expiration of IRS Section 29 production tax credits beginning in 2003. Share dilution reduced Dominion Exploration & Production's contribution to diluted earnings per share by approximately $0.04 per share.

Operating revenue from gas and oil production increased $59 million primarily due to higher average realized prices for both gas and oil, as well as higher gas production volumes.

Higher commodity prices in 2003 have resulted in upward pressure on service industry costs due to increased demand for equipment, labor and services. Such increases are reflected in higher other operations and maintenance expense. Depreciation, depletion and amortization expense increased $9 million due to a comparably higher rate applied to current year production, reflecting higher finding and development costs. Other taxes increased $12 million primarily due to higher severance taxes, resulting from a generally higher commodity price environment.

Operating Results - Six Months Ended June 30, 2003

Dominion Exploration & Production contributed $0.64 per diluted share on net income of $201 million for the six months ended June 30, 2003, a net income increase of $21 million and an earnings per share decrease of $0.02 compared to 2002. Net income for the six months ended June 30, 2003 reflected higher operating revenue ($188 million), partially offset by higher operating expenses ($112 million). Interest expense and income taxes, which are discussed on a consolidated basis, increased $42 million. This included $16 million associated with the expiration of IRS Section 29 production tax credits beginning in 2003. Share dilution reduced Dominion Exploration & Production's contribution to diluted earnings per share by approximately $0.09 per share.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating revenue from gas and oil production increased $160 million primarily due to higher average realized prices for both gas and oil, as well as higher gas production volumes. Other revenue increased $26 million primarily due to higher realized prices for extracted by-products and brokered oil sales.

Higher commodity prices in 2003 have resulted in upward pressure on service industry costs due to increased demand for equipment, labor and services. Such increases are reflected in the $47 million increase in other operations and maintenance expense. Depreciation, depletion and amortization expense increased $11 million due to a comparably higher rate applied to current year production, reflecting higher finding and development costs. Other taxes increased $20 million primarily due to higher severance taxes, resulting from a generally higher commodity price environment. The cost of gas and oil purchased in connection with brokering activities increased $34 million, primarily reflecting higher commodity prices.

Corporate and Other
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(millions, except per share amounts)
Net expense	$(83)	$(64)	$(115)	$(118)
Diluted EPS impact	$(0.27)	$(0.22)	$(0.36)	$(0.43)

Operating Results - Second Quarter 2003

Net expense associated with corporate and other operations for the second quarter of 2003 was $83 million and $(0.27) per diluted share, an increase in net expense of $19 million and $0.05 per diluted share as compared to 2002. The increase in net expense primarily reflects an after-tax charge of $25 million for the impairment of certain assets held by the corporate segment that are classified as held-for-sale and reported in other current assets on the Consolidated Balance Sheets.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Results - Six Months Ended June 30, 2003

Net expense associated with corporate and other operations for the six months ended June 30, 2003 was $115 million and $(0.36) per diluted share, a decrease in net expense of $3 million and $0.07 per diluted share as compared to 2002. The lower net expense primarily reflects the following specific items:

  $113 million after-tax gain representing the cumulative effect of adopting two new accounting principles, as described in Note 3 to the Consolidated Financial Statements, including a $67 million after-tax loss (EITF 02-3) and a $188 million after-tax gain (SFAS No. 143) attributable to Dominion Energy, a $7 million after-tax loss (SFAS No. 143) attributable to Dominion Exploration & Production and a $1 million after-tax loss (SFAS No. 143) attributable to Dominion Delivery;

  $29 million ($17 million after-tax) of severance costs for workforce reductions during the first quarter of 2003, including severance costs of approximately $19 million attributable to Dominion Energy, $8 million attributable to Dominion Delivery, $1 million attributable to Dominion Exploration & Production and $1 million attributable to corporate and other operations;

  $100 million ($59 million after-tax) of certain costs incurred during the first quarter of 2003 associated with DFV, Dominion's telecommunications joint venture. Dominion otherwise includes the operations of DFV in Dominion Delivery. These costs, described below, were reported as other expense on the Consolidated Statement of Income and are discussed in Note 16 to the Consolidated Financial Statements. The costs included:

    $57 million ($35 million after-tax) for costs associated with the acquisition of DFV senior notes;

    $27 million ($14 million after-tax) for the reallocation of equity losses between Dominion and the minority interest owner of DFV;

    $33 million ($20 million after-tax) related to the impairment of certain DFV assets resulting from a change in business plan affecting those assets, partially offset by the allocation of $17 million of loss ($10 million after-tax) to the minority interest owner and

    $40 million ($25 million after-tax) loss recorded in the second quarter of 2003 for the impairment of certain investments classified as held-for-sale.

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

Internal Sources of Liquidity

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows from operating activities were $1.5 billion and $832 million for the six months ended June 30, 2003 and 2002, respectively. Dominion's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain current shareholder dividend levels. As noted above, Dominion uses a combination of debt and equity securities to fund capital requirements not covered by the timing or amounts of operating cash flows. As discussed under Credit Ratings and Cash Requirements for Planned Capital Expenditures in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, Dominion is taking steps to improve its financial position in response to current credit rating requirements. As a result of these measures, Dominion may choose to postpone or cancel certain planned capital expenditures, to the extent they are not fully covered by operating cash flows. Dominion would do this in order to mitigate the need for future debt financings, beyond those needed to cover normal maturities and redemptions.

Dominion's operations are subject to risks and uncertainties that may negatively impact cash flows from operations. See the discussion of such factors in Internal Sources of Liquidity in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2002.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

External Sources of Liquidity

In the External Sources of Liquidity section of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, Dominion discussed the use of capital markets by Dominion Resources, Inc., Virginia Electric and Power Company (Virginia Power), and Consolidated Natural Gas Company (CNG), collectively the Dominion Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, that section of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of June 30, 2003, there have been no changes in the Dominion Companies' credit ratings nor changes to or events of default under Dominion's debt covenants.

During the six months ended June 30, 2003, Dominion and its subsidiaries issued long-term debt and common stock totaling approximately $3.1 billion. The proceeds were used primarily to acquire the DFV senior notes, repay other debt and finance capital expenditures. See Notes 12 and 16 to the Consolidated Financial Statements for further discussion of significant financing transactions and the acquisition of DFV senior notes.

Credit Facilities and Short-Term Debt

The Dominion Companies use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. The commercial paper programs are supported by various credit facilities as discussed below. At June 30, 2003, the Dominion Companies had the following short-term debt outstanding and capacity available under credit facilities:
	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
364-day revolving credit facility	$1,250
Three-year revolving credit facility	750
Total joint credit facilities(1)	2,000	$118	$199	$1,683
CNG credit facilities(2)	550	--	550	--
Totals	$2,550	$118	$749	$1,683

__________________________

(1) The joint credit facilities support borrowings by the Dominion Companies. The 364-day revolving credit facility was executed in May 2003 and terminates in May 2004. The three-year revolving credit facility was executed in May 2002 and terminates in May 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Long-Term Debt

During the six months ended June 30, 2003, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:

Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$1,300	2.80% to 6.30%	2005 to 2033	Dominion Resources, Inc.
Senior notes	500	Variable	2013	Dominion Resources, Inc.
Senior notes	400	4.75%	2013	Virginia Power
Total	$2,200

In July 2003, Dominion Resources, Inc. issued $510 million of 5.25 percent senior notes due in 2033 in exchange for $500 million of variable rate senior notes due 2013, presented in the table above. Proceeds were used to repay short-term debt and other general corporate purposes.

During the six months ended June 30, 2003, Dominion Resources, Inc. and its subsidiaries repaid $1.25 billion of long-term debt securities. Dominion used the entirety of its $500 million escrow deposit, established in December 2002, to repay maturing debt in January 2003.

Issuance of Common Stock

During the six months ended June 30, 2003, Dominion received proceeds of $190 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options. In addition, during the second quarter of 2003, Dominion received proceeds of $683 million through a public equity offering.

Amounts Available under Shelf Registrations

At June 30, 2003, Dominion Resources, Inc., Virginia Power, and CNG had approximately $465 million, $1.33 billion, and $1.5 billion, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

As of August 1, 2003, amounts available to Dominion Resources, Inc. under currently effective shelf registrations totaled approximately $3.0 billion, reflecting a $3.0 billion shelf registration filed in July 2003 and the issuance of $510 million of senior notes in July 2003, as described above.

Investing Activities

During the six months ended June 30, 2003, investing activities resulted in a net cash outflow of $2.0 billion, reflecting the following primary investing activities:

  capital expenditures of $1.06 billion that included construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;

  capital expenditures of $534 million that included the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

  purchase of DFV senior notes for $633 million; partially offset by proceeds from the release of funds from escrow for scheduled debt refunding of $500 million.

Off-Balance Sheet Arrangements

The following developments occurred during the second quarter of 2003 related to the off-balance sheet arrangements described in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion began consolidating a special purpose lessor entity that is constructing and financing a power generation project at Virginia Power's Possum Point power station due to events that occurred in the second quarter of 2003. As a result, Dominion added approximately $352 million of construction-work-in-progress plant assets and related debt to its Consolidated Balance Sheets at June 30, 2003.

As described in Note 4 to the Consolidated Financial Statements, effective July 1, 2003, Dominion will consolidate the variable interest lessor entities associated with the construction and financing of several power generation projects and its corporate headquarters and aircraft, for which Dominion has been determined to be the primary beneficiary under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Consolidation of these variable interest entities will result in an additional $657 million in net property, plant and equipment and $688 million of related debt.

In June 2003, for one of the power generation projects under construction, Dominion entered into a new arrangement with a non-affiliated voting interest entity. The voting interest entity will not be consolidated by Dominion. Project costs totaled $478 million at June 30, 2003 for this project.

The consolidation of DFV and the purchase of the electric generation facility under construction in Dresden, Ohio during the first quarter of 2003 were described in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 and also in Notes 14 and 16 to the Consolidated Financial Statements of this Form 10-Q.

Contractual Obligations

As of June 30, 2003, other than scheduled maturities of new debt issued during the six months ended June 30, 2003, there have been no significant changes to the contractual obligations disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Regulated Electric Operations

Proposed Pilot Programs

In March 2003, Dominion filed an application with the Virginia State Corporation Commission (Virginia Commission) for approval of three proposed new electric retail access pilot programs. The pilots will make available to competitive service providers up to 500 megawatts of load, with expected participation of more than 65,000 customers from a variety of customer classes. If approved by the Virginia Commission, the proposed pilots will begin January 1, 2004. To encourage participation by competitive suppliers and customers, Dominion has proposed a significant reduction in the wires charges applicable to the pilot programs in 2004 and 2005.

In June 2003, as the result of meetings with interested parties and the Virginia Commission Staff, Dominion filed revisions to certain provisions of the pilot programs. The revisions include, among other items, a proposal to reduce the wires charges under the pilot through the remainder of the capped rate period, as well as a request for the opportunity to modify the pilot programs as necessary to more successfully transition to the period after the capped rates have expired or have been terminated. Dominion also offered to consider an increase in the wires charge reduction with a corresponding decrease in the size (megawatts) of the pilots as a means to stimulate activity in the pilot programs.

In July 2003, the Virginia Commission's Staff recommended approval of the pilot programs, with certain modifications.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Rate Matters

In July 2003, Dominion filed its 2004 fuel factor application with the Virginia Commission. If approved, the application would result in a fuel factor of 2.331cents per kWh for 2004. The application requests a total fuel factor increase of $441 million, which includes a projected $308 million under-recovery balance as of December 31, 2003. The under-recovery balance is attributed to nuclear plant outages for reactor vessel head replacements, increased fuel prices and an unusually cold winter. Dominion also suggested for consideration, a cost recovery mechanism that would amortize the under-recovery balance over two years. Representatives of some of Dominion's largest industrial customers have asked the Virginia Commission to deny the application. A hearing on the fuel factor request has been set for October 2003.

In July 2003, Dominion filed an application with the Virginia Commission to revise its projected market prices for generation and resulting wires charges for 2004. Dominion also proposed minor changes to its competitive service provider tariff. Dominion has not proposed any changes to the methodology used to derive market prices, as previously approved by the Virginia Commission in 2003. A hearing has been set for September 2003.

Monitoring the Recovery of Stranded Costs

In July 2003, the Virginia Commission submitted its report on the activities of the stranded cost work group. The report addressed definitions for "stranded costs" and "just and reasonable net stranded costs," discussed methodologies for monitoring the over-recovery or under-recovery of stranded costs, and discussed administrative and legislative recommendations. The Virginia Commission's Staff analyzed the recommendations of the work group participants and provided recommendations for consideration by the Commission on Electric Utility Restructuring.

Regional Transmission Organization (RTO)

In June 2003, Dominion submitted an application to the Virginia Commission, as required by the Virginia Restructuring Act, requesting authorization to become a transmission owning member of PJM Interconnection, LLC (PJM) and transfer operational control of Dominion's electric transmission facilities to PJM on November 1, 2004. The application stated that the integration of Dominion's electric transmission facilities into PJM will provide increased access to competitively priced wholesale power which will provide savings to Dominion's retail customers and ensure reliable service to Dominion's retail customers. In addition, the proposed transfer is expected to facilitate the development of competitive wholesale and retail electricity markets. The application contained a cost-benefit study of Dominion's integration into PJM, as required by the Virginia Restructuring Act, that supported the expected savings to customers. It is uncertain when the Virginia Commission will act on the application. Dominion intends to file an application to join PJM with the North Carolina Public Utilities Commission and FERC.

FERC Standard Market Design Proposal

In April 2003, FERC issued a discussion document addressing several issues raised by state regulatory commissions and market participants in FERC's proposed Standard Market Design (SMD). The document proposes certain changes to SMD and to hold technical conferences to work with the states and market participants to develop reasonable timetables for moving forward on the formation of RTOs. FERC also stated that it would not use the SMD rulemaking to overturn prior RTO orders where there is overlap. It is uncertain what impact, if any, these matters may have on the Company's efforts to join PJM.

Regulated Gas Distribution Operations

Rate Matters

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In August 2003, Dominion filed an application with the West Virginia Public Service Commission (the West Virginia Commission) to increase its purchased gas cost rate by approximately $31 million on an annualized basis, effective for the period January 1, 2004 through October 31, 2004. The increase is in anticipation of higher purchased gas costs expected for that period. Because Dominion's existing rate moratorium will expire at the end of 2003, the application reflects the traditional purchase gas adjustment treatment for Dominion's purchased gas costs. The West Virginia Commission will hold hearings this fall and is expected to issue an order in the fourth quarter of 2003.

Environmental Matters

As previously reported in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2002, Virginia Power received a Notice of Violation in 2000 from the United States Environmental Protection Agency related to some specified construction projects at the Mt. Storm Power Station in West Virginia. Thereafter, New York State filed a suit against Virginia Power alleging similar violations, and the suit was stayed. Virginia Power reached an agreement in principle with the federal government and the state of New York to resolve the matter, and the states of Virginia, West Virginia, Connecticut and New Jersey joined the United States and the state of New York in seeking to reach a final agreement with the Company. A settlement agreement in the form of a proposed Consent Decree was agreed to on April 21, 2003, by the U.S. Department of Justice and the U.S. Environmental Protection Agency for the United States of America, by the states of Virginia, West Virginia, Connecticut, New Jersey and New York and by Virginia Power. In accordance with the settlement, the United States filed an action in the Eastern District of Virginia against Virginia Power and the Consent Decree was lodged with that court to settle that action. Virginia and West Virginia also filed complaints in intervention in the Virginia federal district court. The New York State federal district court action has been transferred to the Virginia federal district court, and it is anticipated that, in addition to New York, Connecticut and New Jersey will join as plaintiffs in that proceeding. The EPA public comment period has now closed. It is anticipated that in the near future the Virginia federal district court will be asked to enter the Consent Decree finalizing the settlement and resolving the underlying actions, but retaining jurisdiction pursuant to the terms of the Consent Decree. The settlement is consistent with the previously reported agreement in principle and includes payment of a $5 million civil penalty, an obligation to fund $14 million for environmental projects and a commitment to improve air quality under the Consent Decree estimated to involve expenditures of $1.2 billion. Dominion has already incurred certain capital expenditures for environmental improvements at its coal-fired stations in Virginia and West Virginia and has committed to additional measures in its current financial plans and capital budget to satisfy the requirements of the Consent Decree. As of June 30, 2003, Dominion had accrued $19 million for the civil penalty and the funding of the environmental projects, substantially all of which was recorded in 2000.

Other

Telecommunications Operations

As described in Note 16 to the Consolidated Financial Statements and previously in this MD&A, Dominion currently consolidates a telecommunications joint venture, DFV, whose primary holding is Dominion Telecom, Inc. (DTI). At its inception, Dominion's strategy for DTI was to focus primarily on delivering lit capacity, dark fiber and collocation services to under-served markets. Because of the excess capacity and excessive leverage that has resulted in continued downward pressure on prices in the telecom industry, the markets for these services have not grown at rates originally contemplated. With its network substantially complete, DTI is currently implementing a flexible, streamlined operational strategy. In connection with the implementation of this strategy, DTI is reviewing the value of its network assets. In the event this review should lead Dominion to conclude that there is an impairment in value, Dominion would then be required to record a charge to earnings. See Risk Factors and Cautionary Statements That May Affect Future Results.

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

Restructuring of Contract with Non-Utility Generating Facility

In July 2003, Dominion reached an agreement, pending regulatory approvals, to pay approximately $150 million for the termination of a long-term power purchase contract and the purchase of the related generating facility used by a non-utility generator to provide electricity to Dominion. Dominion expects the transaction to be completed in the fourth quarter of 2003, resulting in an after-tax charge in the range of $65 million to $85 million relating to the purchase and termination of the long-term power purchase contract. The transaction is part of an ongoing program which seeks to achieve competitive cost structures at Dominion's power generating business.

Pipeline Safety Act

In December 2002, Congress enacted the Pipeline Safety Act of 2002 which includes new mandates regarding the inspection frequency for interstate and intrastate natural gas transmission pipelines located in areas of high-density population where the consequences of potential pipeline accidents pose the greatest risk to people and their property. Natural gas transmission operators are required to complete a baseline integrity assessment of all applicable property located in those areas within 10 years after enactment. The baseline integrity assessment of at least half of the pipeline assets must be completed by December 2007, with the highest risk pipeline segments included in this first phase, and the other half by December 2012. Subsequent to the 10-year baseline assessment, applicable property must be reassessed every seven years. The U.S. Department of Transportation is expected to issue final rules on the integrity management program in December 2003. Dominion is currently evaluating its natural gas transmission property under this legislation and has not determined the nature or costs of inspection and potential remediation activities at this time.

Accounting Matters

Recently Issued Accounting Standards

See Note 4 to the Consolidated Financial Statements for a description of the following new accounting standards which were issued during 2003, and generally become effective after June 30, 2003:

  FASB Interpretation No. 46, Consolidation of Variable Interest Entities;

  SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

  SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity;

  SFAS No. 133 Implementation Issue No. C20, Interpretation of the Meaning of 'Not Clearly and Closely Related' in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature; and

  EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease.

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

Market Rate Sensitive Instruments and Risk Management

Dominion's financial instruments, commodity contracts and related derivative financial instruments are exposed to potential losses due to adverse changes in interest rates, equity security prices, foreign currency exchange rates and commodity prices, as described below. Interest rate risk generally is related to Dominion's outstanding debt and financial services activities. Commodity price risk is present in Dominion's electric operations, gas production and procurement operations, and energy marketing and trading operations due to the exposure to market shifts in prices received and paid for natural gas, electricity and other commodities. Dominion uses derivative commodity contracts to manage price risk exposures for these operations. In addition, Dominion is exposed to equity price risk through various portfolios of equity securities.

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

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $11 million and $12 million in the fair value of Dominion's commodity-based financial derivative instruments held for trading purposes as of June 30, 2003 and December 31, 2002, respectively.

Commodity Price Risk-Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas, oil and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of Dominion's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10 percent unfavorable change in market prices of Dominion's non-trading financial derivative commodity instruments would have resulted in a decrease in fair value of approximately $456 million and $357 million as of June 30, 2003 and December 31, 2002, respectively.

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

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

(Continued)

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. In addition, Dominion, through subsidiaries, retains ownership of mortgage investments, including subordinated bonds and interest-only residual assets retained at securitization of mortgage loans originated and purchased. For financial instruments outstanding at both June 30, 2003 and December 31, 2002, the impact on annual earnings of a hypothetical 10 percent increase in interest rates would not be significant. In addition, Note 13 to the Consolidated Financial Statements for the year ended December 31, 2002 discussed investments in retained interests from prior securitizations.

Foreign Exchange Risk

Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its Consolidated Financial Statements. Dominion's management monitors this exposure and believes it is not material. In addition, Dominion manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, Dominion's exposure to foreign currency risk is minimal. A hypothetical 10 percent unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $20 million and $22 million in the fair value of currency forward contracts held by Dominion at June 30, 2003 and December 31, 2002, respectively.

Investment Price Risk

Dominion is subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. Dominion recognized net realized and unrealized gains on decommissioning trust investments of $123 million for the first six months of 2003 and net realized and unrealized losses of $150 million for the year ended December 31, 2002.

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

DOMINION RESOURCES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Dominion's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that Dominion's disclosure controls and procedures are effective and that there have been no changes in Dominion's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Dominion's internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion's Annual Shareholders Meeting was held on April 25, 2003 at which time Directors were elected to the Board of Directors for a one-year term or until next year's annual meeting. See Dominion's Form 10-Q for the quarterly period ended March 31, 2003 for results of the election.

ITEM 5. OTHER INFORMATION

Virginia Regulatory Matter

As previously reported, the Virginia Commission adopted rules in August 2002 regarding consolidated billing by competitive service providers. In June 2003, Dominion implemented system changes that were required in order to accommodate the consolidated billing. To date, no supplier has expressed any interest in this billing option.

Rate Matters

In July 2003, Dominion filed its 2004 fuel factor application with the Virginia Commission. In addition, in August 2003, Dominion filed an application with the West Virginia Commission to increase its purchased gas cost rate. See Regulated Electric Operations-Rate Matters and Regulated Gas Distribution Operations-Rate Matters in MD&A of this Form 10-Q for further information on these matters.

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

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
4

Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference); Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001, incorporated by reference); Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K, dated May 25, 2001, incorporated by reference); Form of Tenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489, incorporated by reference); Form of Eleventh Supplemental Indenture (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1-8489, incorporated by reference.); Form of Twelfth Supplemental Indenture (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489, incorporated by reference); Thirteenth Supplemental Indenture dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489, incorporated by reference); Forms of Fifteenth and Sixteenth Supplemental Indentures (Exhibits 4.2 and 4.3 to Form 8-K filed December 12, 2002, File No. 1-8489, incorporated by reference); Forms of Seventeenth and Eighteenth Supplemental Indentures (Exhibits 4.2. and 4.3 to Form 8-K filed February 11, 2003, File No. 1-8489, incorporate by reference); Forms of Twentieth and Twenty-first Supplemental Indentures (Exhibits 4.2 and 4.3 to Form 8-K filed March 4, 2003, File No. 1-8489, incorporated by reference); Form of Twenty-second Supplemental Indenture (Exhibit 4.2 to Form 8-K filed July 22, 2003, File No. 1-8489 incorporated by reference).

12	Ratio of earnings to fixed charges (Exhibit 12, Form 8-K filed July 22, 2003, File No. 1-8489, incorporated by reference).
10.1	Form of Employment Continuity Agreement for certain officers of Dominion, amended and restated July 15, 2003 (filed herewith).
10.2	Dominion Resources, Inc. Executives' Deferred Compensation Plan, effective January 1, 1994 and as amended and restated July 15, 2003 (filed herewith).
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32

Certification to the Securities and Exchange Commission by Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99	Condensed consolidated earnings statements (unaudited) (filed herewith).

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(b) Reports on Form 8-K:

1.	Dominion filed a report on Form 8-K on May 9, 2003 to relating to the segment realignment of its electric transmission operations.
2.

Dominion filed a report on Form 8-K on May 21, 2003, relating to a purchase agreement with Lehman Brothers, Inc. in connection with the issuance and sale of 10,000,000 shares of common stock (up to 1,000,000 additional shares pursuant to an overallotment option).

3.	Dominion filed a report on Form 8-K on July 17, 2003 relating to Dominion's press release announcing second quarter earnings.
4.	Dominion filed a report on Form 8-K on July 22, 2003, relating to the sale of $510,000,000 aggregate principal amount of Dominion's 2003 Series F 5.25% Senior Notes Due 2033.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

August 11, 2003	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)