Form 10-Q
period 2003-09-30
DOMINION RESOURCES INC /VA/
filed 2003-11-07
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

or

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

At October 31, 2003, the latest practicable date for determination, 324,414,444 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(millions, except per share amounts)
Operating Revenue	$2,857	$2,545	$9,077	$7,512

Operating Expenses
Electric fuel and energy purchases, net	447	418	1,224	1,077
Purchased electric capacity	152	173	463	517
Purchased gas, net	323	109	1,509	734
Liquids, pipeline capacity and other purchases	111	43	318	123
Other operations and maintenance	721	557	2,016	1,636
Impairment - telecommunications assets	527	--	544	--
Depreciation, depletion and amortization	320	312	936	949
Other taxes	106	97	374	305
Total operating expenses	2,707	1,709	7,384	5,341

Income from operations	150	836	1,693	2,171

Other income (expense)	51	39	(51)	91

Interest and related charges:
Interest expense - mandatorily redeemable trust preferred securities	28	--	28	--
Interest expense - other	179	204	601	625
Subsidiary preferred dividends and distributions of subsidiary trusts	4	30	67	88
Total interest and related charges	211	234	696	713

Income (loss) before income taxes and minority interests	(10)	641	946	1,549

Income taxes	251	211	593	525
Minority interests	(5)	--	(26)	--
Income (loss) before cumulative effect of changes in accounting principle	(256)	430	379	1,024
Cumulative effect of changes in accounting principle (net of income taxes of $71)	--	--	113	--

Net income (loss)	$(256)	$ 430	$492	$1,024

Earnings Per Common Share - Basic
Income (loss) before cumulative effect of changes in accounting principle	$(0.79)	$1.55	$1.20	$3.73
Cumulative effect of changes in accounting principle	--	--	0.36	--
Net income (loss)	$(0.79)	$1.55	$1.56	$3.73

Earnings Per Common Share - Diluted
Income (loss) before cumulative effect of changes in accounting principle	$(0.79)	$1.54	$1.20	$3.71
Cumulative effect of changes in accounting principle	--	--	0.36	--
Net income (loss)	$(0.79)	$1.54	$1.56	$3.71

Dividends paid per common share	$0.645	$0.645	$1.935	$1.935

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
ASSETS	September 30, 2003	December 31, 2002(1)
	(millions)
Current Assets
Cash and cash equivalents	$ 191	$ 291
Customer accounts receivable (net of allowance of $60 and $63)	2,519	2,568
Other accounts receivable	748	486
Inventories	914	637
Derivative and energy trading assets	1,133	1,365
Margin deposit assets	85	149
Prepayments	138	347
Escrow account for debt refunding	--	500
Other	553	482
Total current assets	6,281	6,825

Investments
Available for sale securities	502	564
Nuclear decommissioning trust funds	1,756	1,599
Other	923	1,011
Total investments	3,181	3,174

Property, Plant and Equipment, Net
Property, plant and equipment	35,744	32,631
Accumulated depreciation, depletion and amortization	(11,693)	(12,374)
Total property, plant and equipment, net	24,051	20,257

Deferred Charges and Other Assets
Goodwill, net	4,328	4,301
Prepaid pension cost	1,916	1,710
Derivative and energy trading assets	441	482
Other	1,338	1,160
Total deferred charges and other assets	8,023	7,653
Total assets	$41,536	$37,909

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2003	December 31, 2002(1)
	(millions)
Current Liabilities
Securities due within one year	$ 880	$ 2,125
Short-term debt	875	1,193
Accounts payable, trade	2,304	2,310
Accrued interest, payroll and taxes	621	606
Derivative and energy trading liabilities	1,527	1,609
Other, net	845	600
Total current liabilities	7,052	8,443

Long-Term Debt
Company obligated mandatorily redeemable preferred securities of subsidiary trusts(2)	1,397	--
Other long-term debt	13,852	11,968
Notes payable - affiliates	--	92
Total long-term debt	15,249	12,060

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,658	4,209
Asset retirement obligations	1,596	--
Derivative and energy trading liabilities	875	690
Other	896	632
Total deferred credits and other liabilities	8,025	5,531
Total liabilities	30,326	26,034

Commitments and Contingencies (see Note 14)

Minority Interest	10	8

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts(2)	--	1,397

Subsidiary Preferred Stock Not Subject To Mandatory Redemption	257	257

Common Shareholders' Equity
Common stock - no par(3)	9,988	9,051
Other paid-in capital	60	47
Accumulated other comprehensive loss	(542)	(446)
Retained earnings	1,437	1,561
Total common shareholders' equity	10,943	10,213
Total liabilities and shareholders' equity	$41,536	$37,909

____________

(1) The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited Consolidated Financial Statements at that date.

(2) Debt securities issued by Dominion Resources, Inc. and certain subsidiaries constitute 100 percent of the trusts' assets.

(3) Common stock information: 500 million shares authorized; 324 million shares and 308 million shares outstanding at September 30, 2003 and December 31, 2002, respectively.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2003	2002
	(millions)
Operating Activities
Net income	$492	$ 1,024
Adjustments to reconcile net income to cash from operating activities:
Cumulative effect of changes in accounting principle, net of income taxes	(113)	--
Net unrealized gains on energy-related derivatives held for trading purposes	(94)	(57)
Impairment of telecommunications assets	544	--
Depreciation, depletion and amortization	1,025	1,043
Deferred income taxes and investment tax credits, net	402	299
Changes in:
Accounts receivable	54	(353)
Inventories	(278)	(104)
Deferred fuel and purchased gas costs, net	(257)	(80)
Prepayments	210	226
Accounts payable	(11)	170
Accrued interest, payroll and taxes	43	65
Margin deposit assets and liabilities	78	(197)
Other	37	(131)
Net cash provided by operating activities	2,132	1,905

Investing Activities
Plant construction and other property additions	(1,526)	(901)
Additions to gas and oil properties, including acquisitions	(941)	(1,114)
Proceeds from sales of gas and oil properties	303	--
Release of escrow deposit for debt refunding	500	--
Purchase of Dominion Fiber Ventures senior notes	(633)	--
Acquisition of business	--	(402)
Other	(178)	(141)
Net cash used in investing activities	(2,475)	(2,558)

Financing Activities
Issuance of common stock	936	794
Issuance of long-term debt	2,228	1,709
Repayment of long-term debt	(1,966)	(1,560)
Issuance of preferred securities of subsidiary trusts	--	400
Repayment of preferred securities of subsidiary trusts	--	(135)
Redemption of subsidiary preferred stock	--	(175)
Repayment of short-term debt, net	(318)	(114)
Common dividend payments	(616)	(525)
Other	(21)	(44)
Net cash provided by financing activities	243	350

Decrease in cash and cash equivalents	(100)	(303)
Cash and cash equivalents at beginning of period	291	486
Cash and cash equivalents at end of period	$191	$183

Supplemental Cash Flow Information
Non-cash exchange of debt securities	$500	$567

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

CNG operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated retail gas distribution subsidiaries serve 1.7 million residential, commercial and industrial gas sales and transportation customers in Ohio, Pennsylvania and West Virginia and its non-regulated retail gas, electric and products and services business serves 1.2 million residential and commercial customers in the Northeast and Midwest. Its interstate gas transmission pipeline system services each of its distribution subsidiaries, non-affiliated utilities and end-users in the Midwest, the Mid-Atlantic states and the Northeast. CNG's exploration and production operations are located in several major gas and oil producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico. CNG's field services operations relate to Appalachian area natural gas supply and include storage and other services. CNG also operates a liquefied natural gas unloading and storage facility in Maryland.

DEI is involved in merchant generation, energy trading and marketing and natural gas and oil exploration and production in the United States and Canada.

Dominion manages its daily operations through three primary operating segments: Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion reports its corporate and other operations as a segment. Assets remain wholly owned by the legal subsidiaries.

The term "Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Note 2.    Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 2002 as well as the quarterly reports for previous interim periods of 2003 filed on Form 10-Q. On May 9, 2003, Dominion filed a current report on Form 8-K that included its Consolidated Financial Statements and Notes for the year ended December 31, 2002, which were reformatted to reflect the transfer of electric transmission operations to Dominion Energy from Dominion Delivery effective January 1, 2003. References to the Consolidated Financial Statements and Notes for the year ended December 31, 2002 refer to those included in the May 9, 2003 current report on Form 8-K.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of September 30, 2003, its results of operations for the three and nine months and cash flows for the nine months ended September 30, 2003 and 2002.

The accompanying unaudited Consolidated Financial Statements represent Dominion's accounts after the elimination of intercompany transactions. Dominion follows the equity method of accounting for investments with less than or equal to a 50 percent interest in partnerships or corporate joint ventures when Dominion is able to exercise significant influence over the financial and operating policies of the investee. For all other investments, the cost method is applied.

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

Stock Compensation

The following table illustrates the pro forma effect on net income (loss) and earnings per share if Dominion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(millions)
Net income (loss), as reported	$(256)	$430	$492	$1,024
Add: actual stock-based compensation expense, net of tax	2	1	8	4
Deduct: pro forma stock-based compensation expense, net of tax	(7)	(11)	(28)	(41)
Net income (loss), pro forma	$(261)	$420	$472	$987

Basic earnings (loss) per share - as reported	$(0.79)	$1.55	$1.56	$3.73
Basic earnings (loss) per share - pro forma	$(0.81)	$1.51	$1.50	$3.60

Diluted earnings (loss) per share - as reported	$(0.79)	$1.54	$1.56	$3.71
Diluted earnings (loss) per share - pro forma	$(0.81)	$1.50	$1.49	$3.57

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3.     Newly Adopted Accounting Standards

Accounting for Asset Retirement Obligations

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

In addition, Dominion has identified asset retirement obligations related to its natural gas gathering, storage, transmission and distribution systems, including approximately 2,300 gas storage wells in Dominion's underground natural gas storage network. These obligations result from certain safety requirements to be performed at the time any pipeline or storage well is abandoned. However, Dominion expects to operate its natural gas gathering, storage, transmission and distribution systems in perpetuity. Thus, such asset retirement obligations will not be reflected in Dominion's Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. Generally, this will occur based on expected retirement or abandonment of individual pipelines or storage wells based on Dominion's operational planning.

The effect of adopting SFAS No. 143 for the three and nine months ended September 30, 2003, as compared to an estimate of net income reflecting the continuation of former accounting policies, was to increase net income by $3 million and $194 million for those periods, respectively. The $194 million increase for the nine months ended September 30, 2003 is comprised of a $180 million after-tax gain, representing the cumulative effect of a change in accounting principle and an increase in income before the cumulative effect of a change in accounting principle of $14 million.

Accounting for Energy Trading Contracts

In 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. As a result, certain energy-related commodity contracts that are held in connection with Dominion's energy trading activities are no longer subject to fair value accounting. The affected contracts are those energy-related contracts that are not considered to be derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Energy-related contracts affected by this change are now subject to accrual accounting and recognized as revenue or expense at the time of contract performance, settlement or termination. The new rules were effective for energy-related contracts initiated prior to October 25, 2002 as of January 1, 2003, and required that Dominion record a cumulative effect of a change in accounting principle, resulting in an after-tax loss of $67 million.

EITF 02-3 also affects the classification of gains and losses arising from derivative energy contracts no longer considered to be held for trading purposes. Under the provisions of EITF 02-3, for those energy-related derivative instruments determined to be held for trading purposes, all changes in fair value, including amounts realized upon settlement, continue to be presented in revenue on a net basis. A derivative contract is held for trading purposes if the intent of the transaction is to generate profits on short-term differences in price. For non-trading derivatives not designated as hedges, all unrealized changes in fair value are presented in other operations and maintenance expense on a net basis. For non-trading derivative contracts that involve physical delivery of commodities, gross sales contract settlements are presented in revenue, while gross purchase contract settlements are reported in expenses.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

Effective July 1, 2003, Dominion adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The standard requires an issuer to classify certain financial instruments with characteristics of both liabilities and equity as a liability if the issuer is obligated to redeem such instruments. As a result, beginning July 1, 2003, Dominion presents the mandatorily redeemable preferred securities issued by its subsidiary trusts as long-term debt and related distributions as interest expense. These securities are described in Note 22 to the Consolidated Financial Statements for the year ended December 31, 2002.

Amendment of SFAS No. 133

During the second quarter of 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 reflects decisions made by FASB and its Derivatives Implementation Group in connection with issues raised about the application of SFAS No. 133. Generally, changes resulting from SFAS No. 149 apply to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Although industry efforts to interpret SFAS No. 149 are ongoing, Dominion believes that SFAS 149 will not have a material impact on its results of operations and financial position based on an assessment of currently available information.

Note 4.     Recently Issued Accounting Standards and Other Accounting Matters

Consolidation of Variable Interest Entities

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) which addresses the consolidation of "variable interest entities" (VIEs). VIEs are entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. In October 2003, FASB decided to permit more time for the implementation of FIN 46 and now requires adoption as of December 31, 2003.

Leases with Special Purpose Entities

Dominion, through certain subsidiaries, has entered into agreements with VIEs in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. Neither the project assets nor the related obligations are currently reported on Dominion's Consolidated Balance Sheets under existing accounting guidance.

Dominion estimates that consolidating those VIEs for which it is the primary beneficiary under FIN 46, effective December 31, 2003, will result in an additional $647 million in net property, plant and equipment and $688 million of related debt. The cumulative effect of adopting FIN 46 is estimated to result in an after-tax charge of $25 million, representing depreciation expense associated with the consolidated assets.

At September 30, 2003, Dominion's maximum exposure to loss resulting from its interests in VIEs is $567 million based upon total project costs. The exposure assumes the property, plant and equipment will have no value at the end of their lease terms, which management believes is highly unlikely.

Trust Preferred Securities

Dominion established five capital trusts that sold trust preferred securities to third party investors. Dominion received the proceeds from the sale of the trust preferred securities in exchange for various junior subordinated debt instruments issued by Dominion to be held by the trusts. Under existing accounting guidance, Dominion consolidates the trusts in the preparation of its Consolidated Financial Statements. Under FIN 46, Dominion will cease consolidating the trusts beginning on December 31, 2003. Upon adoption, Dominion's Consolidated Balance Sheets will report the junior subordinated instruments held by the trusts as long-term debt, rather than the trust preferred securities.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other SFAS No. 133 Guidance

In connection with a request to reconsider an interpretation of SFAS No. 133, FASB issued Statement 133 Implementation Issue No. C20, Interpretation of the Meaning of 'Not Clearly and Closely Related' in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature. Under C20, criteria are established to determine if a contract's pricing terms that contain broad market indices (e.g., the consumer price index) could qualify as a normal purchase or sale and therefore not be subject to fair value accounting. Dominion has several contracts that are subject to the C20 guidance. Dominion estimates the cumulative effect of adopting C20 to be an after-tax charge of approximately $75 million, representing the fair value of contracts as of October 1, 2003. Price adjustments in these contracts satisfy the normal purchase and sale criteria as defined under C20.

Balance Sheet Classification - Mineral Rights

Companies with gas and oil exploration and production operations have become aware that a question has arisen about whether contractual mineral rights should be classified as intangible assets rather than tangible assets on the balance sheet as a result of SFAS Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. If, as a result of the resolution of this issue, reclassification of the costs associated with its mineral rights is required, Dominion's net intangible assets would increase and its net property, plant and equipment would decrease. As of September 30, 2003, the amount subject to reclassification was approximately $4.0 billion. While resolution of this issue may affect the balance sheet classification of these assets, there would be no impact on Dominion's results of operations or cash flows.

Balance Sheet Classification - Provision for Future Cost of Removal by Regulated Operations

Dominion adopted SFAS No. 143 on January 1, 2003. SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets.

In accordance with applicable regulatory uniform system of accounts and as permitted by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, Dominion's gas and electric utility operations recognize a provision for the cost of future asset removal activities subject to cost-of-service rate regulation, even if no legal obligation to perform such activities exists. The periodic provision is recorded as a component of depreciation expense on the income statement, resulting in a credit being recorded in accumulated depreciation, depletion and amortization on the balance sheet. At September 30, 2003 and December 31, 2002, Dominion's accumulated depreciation, depletion and amortization included $563 million and $596 million, respectively, representing regulatory liabilities for the estimated amounts collected from customers for the future cost of such asset removal activities.

A question has recently arisen about whether these regulatory liabilities should continue to be classified in accumulated depreciation, depletion and amortization or be reported as liabilities on the balance sheet. If, as a result of the resolution of this issue, reclassification of this accumulated provision for future removal costs is required, Dominion's accumulated depreciation would decrease and its regulatory liabilities would increase. While resolution of this issue may affect the balance sheet classification of these items, there would be no impact on Dominion's results of operations or cash flows.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5.     Operating Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenue	(millions)
Regulated Sales
Electric	$1,383	$1,453	$3,742	$3,729
Gas	121	82	851	542
Nonregulated Sales
Electric	316	266	915	742
Gas	311	117	1,268	528
Gas transportation and storage	138	125	539	492
Gas and oil production	376	331	1,135	976
Other	212	171	627	503
Total operating revenue	$2,857	$2,545	$9,077	$7,512

The composition of revenue from nonregulated electric sales, nonregulated gas sales and other revenue has changed effective January 1, 2003. For non-trading derivatives not designated as hedges, all unrealized changes in fair value are presented in other operations and maintenance expense on a net basis. For non-trading derivative contracts that involve physical delivery of commodities, gross sales contract settlements are presented in revenue, while gross purchase contract settlements are reported in expenses.

Note 6.     Income Taxes

A comparison and analysis of the effective tax rate for the three and nine months ended September 30, 2003 and 2002 is presented below:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	(millions)
Income (loss) before income taxes and minority interests	$(10)		$641		$946		$1,549
Less: Impairment losses not currently deductible(1)	527		--		527		--
Income before income taxes - adjusted	517		641		1,473		1,549

Income taxes at U.S. statutory rate	181	35%	224	35%	515	35%	542	35%
Changes in valuation allowance(2)	53	10	--	--	53	4	--	--
State taxes(3)	22	4	(1)	--	48	3	37	2
Nonconventional fuel credit (4)	--	--	(11)	(2)	--	--	(28)	(2)
Other, net	(5)	(1)	(1)	--	(23)	(2)	(26)	(1)
Income tax expense	$251	48%	$211	33%	$593	40%	$525	34%

________________

(1)   Represents impairment of telecommunications assets; realization of tax benefits will be dependent on Dominion's future tax profile and taxable earnings.

(2)   Relates primarily to deferred tax assets of Dominion's telecommunications investment and financial services subsidiary. The valuation allowance was increased as Dominion considers it "more likely than not" that those deferred tax assets will not be realized.

(3)   Amounts for 2002 reflect the effect of including certain subsidiaries in Dominion's consolidated state income tax returns.

(4)   Nonconventional fuel credits were not available after January 1, 2003.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(millions, except per share amounts)
Income (loss) before cumulative effect of changes in accounting principle	$(256)	$430	$379	$1,024
Cumulative effect of changes in accounting principle	--	--	113	--
Net income (loss)	$(256)	$430	$492	$1,024
Basic EPS
Average shares of common stock outstanding - basic	322.8	278.3	315.3	274.2
Income (loss) before cumulative effect of changes in accounting principle	$(0.79)	$1.55	$1.20	$3.73
Cumulative effect of changes in accounting principle	--	--	0.36	--
Net income (loss)	$(0.79)	$1.55	$1.56	$3.73
Diluted EPS
Average shares of common stock outstanding	322.8	278.3	315.3	274.2
Net effect of dilutive stock options (1)(2)	--	1.4	1.3	1.9
Average shares of common stock outstanding - diluted	322.8	279.7	316.6	276.1
Income (loss) before cumulative effect of changes in accounting principle	$(0.79)	$1.54	$1.20	$3.71
Cumulative effect of changes in accounting principle	--	--	0.36	--
Net income (loss)	$(0.79)	$1.54	$1.56	$3.71
Average antidilutive shares excluded from the EPS calculation(2)	24.0	9.4	11.1	5.7

________________

(1)  Represents the effect of "in-the-money" stock options on the calculation of average outstanding shares of common stock.

(2)  As result of the net loss for the three months ended September 30, 2003, the issuance of common stock under potentially-dilutive securities was considered antidilutive and therefore not included in the calculation of the diluted loss per share for that period.

Note 8.     Comprehensive Income (Loss)

The following table presents total comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(millions)
Net income (loss)	$(256)	$430	$492	$1,024
Other comprehensive income (loss)(1)	209	(120)	(96)	(582)
Total comprehensive income (loss)	$ (47)	$310	$396	$ 442

________________

(1) Represents primarily the effective portion of changes in fair value of derivatives designated as cash flow hedges and unrealized gains and losses on investments held in decommissioning trusts.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9.     Derivatives and Hedge Accounting

Selected information about Dominion's hedge accounting activities follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Portion of pre-tax gains (losses) on hedging instruments determined to be ineffective and included in net income (loss):	(millions)
Fair value hedges	$(4)	$(1)	$(1)	$ 2
Cash flow hedges	2	(4)	(1)	(21)
Net ineffectiveness	$(2)	$(5)	$(2)	$(19)

For options used as hedging instruments, change in options' time value excluded from measurement of effectiveness and included in net income (loss):
Fair value hedges	$1	--	$1	$(1)
Cash flow hedges	(3)	--	5	--
Total change in options' time value	$(2)	--	$6	$(1)

Other comprehensive income (loss), net of taxes - cash flow hedges	$237	$(19)	$(208)	$(477)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income in the Consolidated Balance Sheet at September 30, 2003:
	Accumulated Other Comprehensive Income (Loss) After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
	(millions)
Commodities	$(566)	$(220)	53 months
Interest rate	(27)	(1)	273 months
Foreign currency	28	3	50 months
Total	$(565)	$(218)

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

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10.     Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:
	Dominion Energy	Dominion Delivery	Dominion E&P	Corporate and Other	Total
	(millions)
Balance at December 31, 2002	$2,057	$1,344	$879	$21	$4,301
Acquisition of controlling interest in a previously unconsolidated subsidiary of Dominion Capital, Inc. (DCI)	--	--	--	27	27
Reallocation of goodwill due to transfer of electric transmission operations from Dominion Delivery to Dominion Energy	168	(168)	--	--	--
Balance at September 30, 2003	$2,225	$1,176	$879	$48	$4,328

Note 11.     Ceiling Test

Dominion follows the full cost method of accounting for gas and oil exploration and production activities, as prescribed by the SEC. Under this method, capitalized costs are subject to a quarterly "ceiling test." Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves, assuming period-end market prices. Approximately 15 percent of Dominion's anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of September 30, 2003.

Note 12.     Significant Financing Transactions

Credit Facilities and Short-Term Debt

Dominion, Virginia Power and CNG (the Dominion Companies) use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. The commercial paper programs are supported by various credit facilities as discussed below. At September 30, 2003, the Dominion Companies had the following short-term debt outstanding and capacity available under credit facilities:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
	(millions)
364-day joint revolving credit facility	$1,250
Three-year joint revolving credit facility	750
Total joint credit facilities(1)	2,000	$875	$88	$1,037
364-day CNG credit facility(2)	1,000	--	586	414
Totals	$3,000	$875	$674	$1,451

__________________________

(1) The joint credit facilities support borrowings by the Dominion Companies. The 364-day revolving credit facility was executed in May 2003 and terminates in May 2004. The three-year revolving credit facility was executed in May 2002 and terminates in May 2005.

(2) The credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was executed in August 2003 and terminates in August 2004.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-Term Debt

During the nine months ended September 30, 2003, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$1,810	2.80% to 6.30%	2005 to 2033	Dominion Resources, Inc.
Senior notes	500	Variable	2013	Dominion Resources, Inc.
Senior notes	400	4.75%	2013	Virginia Power
Total long-term debt issued	$2,710
Less: direct exchange(1)	(500)
Total long-term debt issued, excluding direct exchanges	$2,210

____________________

(1) During the third quarter of 2003, Dominion redeemed its $500 million variable rate senior notes due 2013. In a direct exchange, Dominion completed the redemption by issuing $510 million of 5.25 percent senior notes due 2033.

In addition to the senior notes described above, during the third quarter, Dominion borrowed $18 million to complete a power generation project at Virginia Power's Possum Point power station.

During the nine months ended September 30, 2003, Dominion Resources, Inc. and its subsidiaries repaid $2.0 billion of long-term debt securities. Dominion used the entirety of its $500 million escrow deposit, established in December 2002, to repay matured debt in January 2003.

Issuance of Common Stock

During the nine months ended September 30, 2003, Dominion received proceeds of $253 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options. In addition, during the second quarter of 2003, Dominion received proceeds of $683 million through a public equity offering.

Note 13.     Asset Retirement Obligations

The following table describes the changes to Dominion's asset retirement obligations during the nine months ended September 30, 2003:
Amount
(millions)
Asset retirement obligations at January 1, 2003	--
Asset retirement obligations recognized in transition	$1,543
Asset retirement obligations incurred during the period	7
Asset retirement obligations settled during the period	(19)
Accretion expense	64
Revisions in estimated cash flows	(2)
Other	5
Asset retirement obligations at September 30, 2003(1)	$1,598

__________________________

(1) Amount includes $2 million reported in other current liabilities.

Dominion has established external trusts dedicated to funding the future decommissioning of its nuclear plants. At September 30, 2003, the aggregate fair value of these trusts, consisting primarily of debt and equity securities, totaled $1.8 billion.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Had the provisions of SFAS No. 143 been applied for the following periods in 2003 and 2002, Dominion's net income and earnings per share would have been as follows:

	Amount	Basic EPS	Diluted EPS
	(in millions, except per share amounts)
For the Three Months Ended:
September 30, 2003
Reported net income (loss)	$(256)	$(0.79)	$(0.79)
Adjusted net income (loss)	$(256)	$(0.79)	$(0.79)

September 30, 2002
Reported net income	$430	$1.55	$1.54
Adjusted net income	$432	$1.56	$1.55

For the Nine Months Ended:
September 30, 2003
Reported net income	$492	$1.56	$1.56
Adjusted net income	$312	$0.99	$0.99

September 30, 2002
Reported net income	$1,024	$3.73	$3.71
Adjusted net income	$1,033	$3.76	$3.74

Note 14.     Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2002, nor have any significant new matters arisen during the nine months ended September 30, 2003.

Fuel Purchase Commitments

Dominion enters into long-term purchase commitments for fuel used in electric generation and natural gas for purposes other than trading. As of September 30, 2003, estimated payments under these commitments are as follows: 2004-$550 million; 2005-$385 million; 2006-$235 million; 2007-$130 million; and years beyond 2007-$215 million. These purchase commitments include those required for regulated operations. Dominion recovers the costs of those purchases through regulated rates. The natural gas purchase commitments of Dominion's field services operations are also included, net of related sales commitments.

Leases with Special Purpose Entities

Dominion, through certain subsidiaries, has entered into agreements with VIEs in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. The VIEs have financing commitments from equity and debt investors totaling $1.9 billion, of which approximately $1.7 billion has been used for project costs incurred to date. At September 30, 2003, under existing accounting guidance, approximately $1.3 billion of project assets and related debt were not reported on Dominion's Consolidated Balance Sheets.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the second quarter of 2003, for one of the power generation projects under construction, Dominion entered into a new arrangement with a non-affiliated "voting interest entity". The voting interest entity will not be consolidated by Dominion under FIN 46. Project costs totaled $626 million at September 30, 2003 for this project, of which $560 million was advanced by Dominion. This project is expected to be completed in 2004 and will result in estimated annual lease commitments of approximately $58 million.

On December 31, 2003, Dominion will consolidate the VIEs for which it has been determined to be the primary beneficiary under FIN 46. As a result, previously disclosed annual future minimum lease commitments will be reduced by approximately $38 million. A similar amount will be recognized annually as interest expense associated with the newly consolidated debt obligations.

Environmental Matters

In relation to a Notice of Violation received by Virginia Power in 2000 from the U.S. Environmental Protection Agency (EPA) and related proceedings, Virginia Power, the U.S. Department of Justice, the EPA, the states of Virginia, West Virginia, Connecticut, New Jersey and New York agreed to a settlement in April 2003 in the form of a proposed Consent Decree. The Virginia federal district court entered the final Consent Decree in October 2003, resolving the underlying actions. The settlement includes payment of a $5 million civil penalty, an obligation to fund $14 million for environmental projects and a commitment to improve air quality under the Consent Decree estimated to involve expenditures of $1.2 billion. Dominion has already incurred certain capital expenditures for environmental improvements at its coal-fired stations in Virginia and West Virginia and has committed to additional measures in its current financial plans and capital budget to satisfy the requirements of the Consent Decree. As of September 30, 2003, Dominion had accrued $19 million for the civil penalty and the funding of the environmental projects, substantially all of which was recorded in 2000.

Guarantees, Letters of Credit and Surety Bonds

On behalf of consolidated subsidiaries, as of September 30, 2003, Dominion and its subsidiaries had issued $6.8 billion of guarantees, including: $3.0 billion to support commodity transactions of subsidiaries; $1.3 billion for subsidiary debt; $1.3 billion related to leasing obligations for new power generation projects, corporate headquarters and aircraft; and $1.2 billion for guarantees supporting other agreements of subsidiaries. Dominion had also purchased $122 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $703 million. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. To the extent a liability subject to a guarantee has been incurred by a consolidated subsidiary, that liability is included in Dominion's Consolidated Financial Statements. Dominion believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Note 15.     Concentration of Credit Risk

Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Presented below is a summary of Dominion's gross and net credit exposure as of September 30, 2003. The amounts presented exclude accounts receivable for retail electric and gas sales and services, regulated transmission services and Dominion's provision for credit losses. See Note 29 to the Consolidated Financial Statements for the year ended December 31, 2002 for a discussion of the nature of Dominion's credit risk exposures.

	At September 30, 2003
	Credit Exposure before Credit Collateral	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$585	$31	$554
Non-investment grade(2)	44	13	31
No external ratings:
Internally rated - investment grade(3)	285	--	285
Internally rated - non-investment grade(4)	160	--	160
Total	$1,074	$44	$1,030

_______________________

(1) This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody's Investor Service (Moody's) and BBB- assigned by Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor's). The five largest counterparty exposures, combined, for this category represented approximately 15 percent of the total gross credit exposure.

(2) This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented approximately 2 percent of the total gross credit exposure.

(3) This category includes counterparties that have not been rated by Moody's or Standard & Poor's, but are considered investment grade based on Dominion's evaluation of the counterparty's creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 20 percent of the total gross credit exposure.

(4) This category includes counterparties that have not been rated by Moody's or Standard & Poor's, and are considered non-investment grade based on Dominion's evaluation of the counterparty's creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 4 percent of the total gross credit exposure.

Note 16.     Dominion Fiber Ventures, LLC (DFV)

Dominion has a membership interest in DFV, a joint venture with a third-party investor trust (Investor Trust). DFV was established to fund the development of its principal investment, Dominion Telecom, Inc. (DTI), a telecommunications business. DTI is a facilities-based interchange and emerging local carrier that provides broadband solutions to wholesale customers throughout the eastern United States.

Impairment and Other Charges

Third Quarter 2003

At inception, Dominion's strategy for its telecommunications investment was to focus primarily on delivering lit capacity, dark fiber and collocation services to under-served markets. With the markets for these services not growing at rates originally contemplated and the continuing downward pressure on prices, resulting from excess capacity in the telecommunications industry, Dominion reconsidered its investment strategy during the third quarter of 2003. Reflecting a revision in long-term expectations for potential growth in telecommunications service revenue, Dominion approved a strategy to sell its interest in the telecommunications business. The strategy included a review of DTI's network assets and related inventories for impairment. As a result, Dominion recognized a $527 million write-down of network assets and related inventories to estimated fair value based on an independent appraisal. Appraised values included a combination of prices observed for sales of similar assets and discounted cash flow estimates. Dominion has not recognized any deferred tax benefits related to the impairment charges, since realization of tax benefits will be dependent upon Dominion's future tax profile and taxable earnings. In addition, Dominion increased the valuation allowance on deferred tax assets previously recognized in connection with its telecommunications investment, resulting in a $48 million increase in deferred income tax expense. These charges are reflected in the net expenses of Corporate and Other.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion expects to formalize the plan of divestiture for DTI and anticipates presenting DTI's assets as held-for-sale and its results of operations as discontinued operations beginning at that time.

First Quarter 2003

During the first quarter of 2003, Dominion recognized a pre-tax charge of $60 million associated with its DFV investment and reported the charge as other expense on the Consolidated Statement of Income. This included a $27 million charge for the reallocation of DFV's equity losses between the Investor Trust and Dominion. Based on current projections of DFV's expected net losses, Dominion and the Investor Trust revised the allocation of equity losses, using cash allocations and liquidation provisions of the underlying limited liability company agreement rather than voting interests. The charge also included a $33 million impairment charge in connection with certain assets that will no longer be used under a business plan implemented in 2003. Dominion's share of the impairment, after allocation of the minority interest share to the Investor Trust, was $17 million.

Acquisition of DFV Senior Notes

In connection with its formation, DFV issued $665 million of 7.05 percent senior secured notes due March 2005. Dominion purchased $633 million of the outstanding notes in February 2003, using $664 million of the proceeds from the sale of $700 million of senior notes. As a result of this transaction, Dominion consolidated the results of DFV in its Consolidated Financial Statements beginning in February 2003. Dominion recognized a pre-tax charge of $57 million on the effective extinguishment of the acquired DFV senior notes.

Note 17.     Other Asset Impairments

During the third quarter of 2003, Dominion recognized a $14 million ($9 million after-tax) impairment of retained interests from mortgage securitizations held by DCI, Dominion's financial services subsidiary, reflecting increased defaults and accelerated prepayments as a result of low interest rates. In addition, Dominion increased the valuation allowance on a deferred tax asset associated with a DCI investment, resulting in a $12 million increase in deferred tax expense.

During the second quarter of 2003, Dominion recognized an impairment loss of $40 million ($25 million after-tax) related to certain assets classified as held-for-sale and reported in other current assets. The assets included a small generation facility located in Kauai, Hawaii and an equity investment in a pipeline business located in Australia. The impairment loss represented an adjustment to the assets' carrying amounts to reflect Dominion's current evaluation of fair value less estimated costs to sell.

Note 18.     Volumetric Production Payment Transaction

In August 2003, Dominion received $266 million in cash for the sale of a fixed-term overriding royalty interest in certain of its natural gas reserves for the period August 2003 through August 2007. The sale reduced Dominion's natural gas reserves by approximately 66 billion cubic feet (bcf). While the Company is obligated under the agreement to deliver to the purchaser its portion of future natural gas production from the properties, it retains control of the properties and rights to future development drilling. If production from the properties is inadequate to deliver approximately 66 bcf of natural gas scheduled for delivery to the purchaser, Dominion has no obligation to make up the shortfall. Cash proceeds received from this volumetric production payment transaction were recorded as deferred revenue. Dominion will recognize revenue from the transaction as natural gas is produced and delivered to the purchaser.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 19.     Operating Segments

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

Dominion Delivery manages Dominion's electric and gas distribution systems as well as Dominion's investment in DFV. Amounts for 2002 have been restated to reflect the management of electric transmission by Dominion Energy effective January 1, 2003.

Dominion Exploration & Production manages Dominion's gas and oil exploration, development and production operations. These operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deep-water areas of the Gulf of Mexico, and Western Canada.

In addition, Dominion also reports the operations of DCI and Dominion's corporate and other operations as a segment. Amounts included in Corporate and Other for the three and nine months ended September 30, 2003 and 2002 include corporate expenses of the Dominion and CNG holding companies (including interest and other expenses not allocated to other segments) as well as the following items attributable to activities of the other segments:

  cumulative effect of changes in accounting principle (see Note 3);

  charges related to Dominion's investment in DFV, including amounts related to the reacquisition of DFV senior notes, reallocation of equity losses and impaired assets (see Note 16);

  impairment of certain assets held-for-sale (see Note 17);

  severance costs of $29 million for workforce reductions; and

  incremental restoration costs of approximately $129 million ($80 million after-tax) associated with damage caused by Hurricane Isabel. Substantially all of these costs are attributable to Dominion Delivery.
	Dominion Energy	Dominion Delivery	Dominion Exploration & Production	Corporate and Other	Eliminations	Consolidated Total
Three Months Ended September 30,	(millions)
2003
Operating revenue - external customers	$1,866	$490	$ 460	$41	--	$2,857
Operating revenue - inter-segment	60	5	37	140	$(242)	--
Net income (loss)	296	80	98	(730)		(256)
2002
Operating revenue - external customers	1,628	451	409	57	--	2,545
Operating revenue - inter-segment	29	6	22	142	(199)	--
Net income (loss)	297	87	90	(44)		430

Nine Months Ended September 30,
2003
Operating revenue - external customers	$5,586	$1,982	$1,400	$109	--	$9,077
Operating revenue - inter-segment	181	14	120	446	$(761)	--
Net income (loss)	747	291	299	(845)		492
2002
Operating revenue - external customers	4,529	1,610	1,202	171	--	7,512
Operating revenue - inter-segment	85	17	62	424	(588)	--
Net income (loss)	641	274	271	(162)		1,024

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Dominion. MD&A should be read in conjunction with the Consolidated Financial Statements. The term "Dominion" is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc.; one of Dominion Resources, Inc.'s consolidated subsidiaries; or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

On May 9, 2003, Dominion filed a current report on Form 8-K that included its Consolidated Financial Statements and Notes for the year ended December 31, 2002, as well as certain portions of MD&A, which were reformatted to reflect the transfer of electric transmission operations to Dominion Energy from Dominion Delivery effective January 1, 2003. References to the Consolidated Financial Statements and Notes for the year ended December 31, 2002 refer to those included in the May 9, 2003 current report on Form 8-K.

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

Dominion makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from predicted results. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include weather conditions; governmental regulations; cost of environmental compliance; inherent risk in the operation of nuclear facilities; fluctuations in energy-related commodities prices and the effect these could have on Dominion's earnings, liquidity position and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including price risk due to marketable securities held as investments in trusts and benefit plans; fluctuations in interest rates; changes in rating agency requirements or ratings; changes in accounting standards; the risks of operating businesses in regulated industries that are becoming deregulated; the transfer of control over electric transmission facilities to a regional transmission organization; completing the divestiture of investments held by DCI, CNG International Corporation and DFV; collective bargaining agreements and labor negotiations; and political and economic conditions (including inflation and deflation). More specific risks are discussed below.

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

Dominion's operations are weather sensitive. Dominion's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. In addition, severe weather, including hurricanes, winter storms and droughts, can be destructive, causing outages, production delays and property damage that require Dominion to incur additional expenses.

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

There are inherent risks in the operation of nuclear facilities.    Dominion operates nuclear facilities that are subject to inherent risks. These risks include the cost of and Dominion's ability to maintain adequate reserves for decommissioning, plant maintenance costs, terrorism, spent nuclear fuel disposal costs and exposure to potential liabilities arising out of the operation of these facilities. Dominion maintains decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion is exposed to market risks beyond its control in its energy clearinghouse operations.    Dominion's energy clearinghouse and risk management operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have experienced severe business downturns resulting in some being forced to exit or curtail their participation in the energy trading markets. This has led to a reduction in the number of trading partners and lower industry trading revenues. Declining creditworthiness of some of Dominion's trading counterparties may limit the level of its trading activities with these parties and increase the risk that these parties may not perform under a contract.

Successfully executing Dominion's exit from the telecommunications business is dependent upon market conditions and timing.    In September 2003, Dominion announced it would recognize impairment charges related to DTI, its telecommunications investment, and that it plans to exit the telecommunications business. Dominion expects to formalize its plan of sale during the fourth quarter of 2003. Continued depressed market conditions in the telecommunications industry may make it difficult for Dominion to sell the business as a whole, resulting in sales of telecommunications assets that may not include a transfer of all associated liabilities. Additionally, the difficulty in finding suitable buyers for the telecommunications business and in obtaining required state and federal regulatory approvals could delay the sale of the business. If Dominion fails to sell its telecommunications business quickly, DTI risks the loss of current customers and key employees. DTI requires external sources of liquidity for its operating funds. Dominion has advanced, and anticipates making additional advances of, operating funds to DTI. Given its current financial and operating position, it is unlikely that DTI would be able to secure funds from other sources, so it is dependent on continued funding from Dominion to sustain its operations. Any additional funds provided by Dominion may not be recovered from a sale of the telecommunications business. Until a sale occurs, Dominion's investment in the telecommunications business may continue to be adversely affected and could be subject to further impairment charges.

Dominion's exploration and production business is dependent on factors including commodity prices that cannot be predicted or controlled.    Dominion's exploration and production business is subject to risks beyond its control. These factors include fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities, Dominion's ability to acquire additional land positions in competitive lease areas as well as inherent operational risks that could disrupt production. In addition, in connection with the use of financial derivatives to hedge future sales of gas and oil production, Dominion's liquidity may sometimes be affected by margin requirements. Under these requirements, Dominion must deposit funds with counterparties to cover the fair value of covered contracts in excess of agreed-upon credit limits. Some of these factors could have compounding effects that could also affect Dominion's financial results. Also, because Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC, short-term market declines in the prices of natural gas and oil could adversely affect its financial results. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. The principal limitation is that these capitalized amounts may not exceed the present value of estimated future net revenues based on hedge-adjusted period-end prices from the production of proved gas and oil reserves (the ceiling test). If net capitalized costs exceed the ceiling test, in a given country, at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Changing rating agency requirements could negatively affect Dominion's growth and business strategy.    As of November 3, 2003, Dominion's senior unsecured debt was rated BBB+, stable outlook, by Standard & Poor's and Baa1, stable outlook, by Moody's. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings per share. A reduction in Dominion's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results.

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

Critical Accounting Policies

As of September 30, 2003, other than the adoption of SFAS No. 143, there have been no significant changes with regard to the critical accounting policies disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002. The policies disclosed included the accounting for: risk management and energy trading contracts at fair value; gas and oil operations; impairment testing; retained interests from securitizations; and regulated operations.

Asset Retirement Obligations

Effective January 1, 2003, Dominion adopted SFAS No. 143, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. At September 30, 2003, Dominion's asset retirement obligations totaled $1.6 billion, the majority of which relates to the decommissioning of its nuclear units.

Asset retirement obligations are recognized at fair value, as incurred, and capitalized as part of the cost of the related tangible long-lived assets. In the absence of quoted market prices, Dominion estimates the fair value of asset retirement obligations using present value techniques, involving discounted cash flow analysis. Measurement using such techniques is dependent upon many subjective factors, including the selection of discount and cost escalation rates, identification of planned retirement activities and related cost estimates and assertions of probability regarding the timing, nature and costs of such activities. Inputs and assumptions are based on the best information available at the time the estimates are made. However, estimates of future cash flows are highly uncertain by nature and may vary significantly from actual results.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results Of Operations

Dominion's discussion of its results of operations includes a tabular summary of contributions by its operating segments to net income and diluted earnings per share (EPS), an overview of consolidated 2003 results of operations, as well as a more detailed discussion of the operating segment results of operations. All variances are stated as actual results for the three and nine months ended September 30, 2003, as compared to the actual results for the same periods of 2002.

	Net Income (Loss)		Diluted EPS
Three Months Ended September 30,	2003	2002	2003	2002
	(millions, except per share amounts)
Dominion Energy	$296	$297	$0.91	$1.06
Dominion Delivery	80	87	0.25	0.31
Dominion Exploration & Production	98	90	0.30	0.32
Net income contribution - primary segments	474	474	1.47	1.69

Corporate and Other	(730)	(44)	(2.25)	(0.15)
Consolidated net income (loss)/EPS	$(256)	$430	$(0.79)	$1.54

Nine Months Ended September 30,
Dominion Energy	$747	$641	$2.36	$2.32
Dominion Delivery	291	274	0.92	0.99
Dominion Exploration & Production	299	271	0.94	0.98
Net income contribution - primary segments	1,337	1,186	4.22	4.29

Corporate and Other	(845)	(162)	(2.66)	(0.58)
Consolidated net income/EPS	$ 492	$1,024	$1.56	$3.71

Consolidated Overview - Third Quarter 2003

Dominion recognized a net loss of $0.79 per diluted share on a net loss of $256 million for the third quarter of 2003, a decrease of $686 million and $2.33 per diluted share compared to net income and earnings per share recognized in 2002. This decrease reflects higher net expenses for Corporate and Other, which primarily includes the impairment of telecommunications assets and storm restoration expenses associated with damage caused by Hurricane Isabel.

Dominion's total operating revenue increased (12 percent), primarily reflecting higher gas prices and increased sales volumes by merchant generation fleet and retail sales, partially offset by milder weather and lost electric base rate revenue due to outages caused by Hurricane Isabel.

Total operating expenses increased (58 percent), primarily reflecting the impairment of telecommunications assets and incremental restoration expenses associated with damage caused by Hurricane Isabel. In addition, purchased gas expense increased in connection with higher sales volumes and prices for field services and retail sales operations as well as increased gas prices for regulated gas distribution operations.

The decrease in interest and related charges primarily included the impact of comparably lower interest rates in 2003 and a reduction in interest accrued, resulting from the favorable resolution of previously outstanding income tax issues.

Dominion's effective tax rate increased (15 percent) for the third quarter of 2003. Dominion did not recognize any deferred tax benefits related to the impairment of telecommunications assets, since realization of tax benefits will be dependent upon Dominion's future tax profile and taxable earnings. Dominion's effective tax rate also increased as a result of changes in the valuation allowance on certain deferred tax assets, higher state income taxes and the expiration of nonconventional fuel credits as of January 1, 2003.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Consolidated Overview - Nine Months Ended September 30, 2003

Dominion earned $1.56 per diluted share on net income of $492 million for the nine months ended September 30, 2003, a decrease of $532 million and $2.15 per diluted share compared to 2002. The decrease includes net expenses for Corporate and Other, partially offset by higher net income contributions by all operating segments. Net expenses of Corporate and Other for 2003 increased as a result of the impairment of telecommunications assets and certain other costs related to DFV. In addition, net expenses for 2003 also include the impairment of certain other assets held-for-sale, costs associated with workforce reductions, offset by a net gain recognized as the cumulative effect of adopting new accounting standards in 2003. Per share amounts also reflect approximately $0.22 of share dilution, resulting from a substantial increase in the number of shares outstanding during 2003, as compared to 2002.

Total operating revenue increased (21 percent), reflecting the impact of colder weather during the first quarter of 2003, customer growth and higher gas and oil prices.

Total operating expenses increased (38 percent), reflecting the impairment of telecommunications assets; higher purchased gas expense associated with field services, retail sales and regulated gas distribution operations; and higher other operations and maintenance expenses due to storm restoration costs associated with Hurricane Isabel.

Dominion recognized other expenses for the nine months ended September 30, 2003, as compared to other income for the same period in 2002. The other expenses in 2003 primarily reflected certain costs associated with Dominion's telecommunications investment and realized net losses on decommissioning trust investments.

Dominion's effective tax rate increased (6 percent) for the nine months ended September 30, 2003 as a result of the same factors discussed for the third quarter of 2003.

Adoption of EITF 02-3

Effective January 1, 2003, Dominion adopted EITF 02-3. The implementation of EITF 02-3 primarily affects the timing of recognition in earnings for certain Clearinghouse energy-related contracts, as well as the presentation of gains and losses associated with energy-related contracts on the Consolidated Statement of Income.

The adoption of EITF 02-3 had the following initial and ongoing impact on the accounting for and presentation of Clearinghouse energy-related contracts in the Consolidated Financial Statements, effective January 1, 2003:

  Cumulative effect of adopting EITF 02-3: For non-derivative energy-related contracts initiated prior to October 25, 2002 in connection with Dominion's energy trading activities and previously designated as trading under prior accounting guidance, Dominion recognized an after-tax loss of $67 million as the cumulative effect of a change in accounting principle effective January 1, 2003, which is reflected in Corporate and Other.

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

  Non-Derivative Contracts: Non-derivative energy-related contracts, previously subject to fair value accounting under prior accounting guidance, are now subject to accrual accounting. Under accrual accounting, Dominion recognizes revenue or expense on a gross basis at the time of contract performance, settlement or termination. These contracts will no longer be reported at fair value in Dominion's Consolidated Financial Statements.

The recognition and presentation requirements of EITF 02-3 described above were applied prospectively in 2003, and the Consolidated Statements of Income for the three and nine months ended September 30, 2002 were not restated.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected Financial and Statistical Information	2003	2002	2003	2002
	(millions, except per share amounts)
Selected operating revenue:
Regulated electric sales	$1,078	$1,152	$2,922	$2,964
Nonregulated electric sales	311	266	900	741
Nonregulated gas sales	328	110	1,307	491
Other revenue	99	35	289	102

Selected operating expenses:
Electric fuel and energy purchases, net	$444	$418	$1,214	$1,080
Purchased electric capacity	152	173	463	517
Purchased gas	309	101	1,093	486
Liquids, pipeline capacity and other purchases	72	4	197	10
Other operations and maintenance	315	304	1,019	901
Depreciation	85	97	246	300

Other income	45	37	30	56

Net income contribution	296	297	747	641
Diluted EPS contribution	$0.91	$1.06	$2.36	$2.32

Electricity supplied* (million mwhrs)	29	29	81	76
Gas transmission throughput (bcf)	78	105	426	416

________________

* Amounts presented are for electricity supplied by utility and merchant energy operations.

Operating Results - Third Quarter 2003

Dominion Energy contributed $0.91 per diluted share on net income of $296 million for the third quarter of 2003, a net income decrease of $1 million and an earnings per share decrease of $0.15 compared to 2002. Share dilution reduced Dominion Energy's contribution to diluted earnings per share by approximately $0.14 per share.

The overall increase in operating revenue primarily reflected the following:

  A decrease in regulated electric sales revenue, primarily resulting from milder temperatures ($56 million) and a reallocation of base rate revenue between Dominion Energy and Dominion Delivery, effective January 1, 2003 ($25 million). Increased sales from customer growth were offset by lost base rate revenue during outages caused by Hurricane Isabel.

  An increase in nonregulated electric sales revenue, reflecting higher revenue from sales by Dominion's merchant generation fleet and retail energy sales. The increase in merchant generation revenue reflected higher volumes ($44 million), partially offset by lower prices ($17 million). Volumes were comparably higher primarily due to an outage at the Millstone Power Station in 2002. Revenue from retail energy sales increased primarily as a result of customer growth ($14 million).

  An increase in nonregulated gas sales revenue, reflecting primarily an increase in revenue from field services and retail energy marketing operations, reflecting higher prices ($102 million) and higher volumes ($46 million). Clearinghouse gas revenue, net of applicable trading purchases, increased $72 million due to higher margins on settled contracts, favorable price changes on the fair value of unsettled derivative contracts held for trading purposes and the impact of adopting EITF 02-3. The increase included $27 million related to the "economic hedges" described under Selected Information - Energy Trading Activities below.

  An increase in other revenue, primarily reflecting revenue from sales of coal and emissions allowance trading revenue. These increases largely reflected the impact of adopting EITF 02-3 related to these activities.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The overall increase in operating expenses primarily reflected the following:

  An increase in electric fuel and energy purchases, primarily to recognize $14 million of previously deferred fuel costs in connection with a proposed settlement of the Virginia fuel rate case. The remaining increase related to higher volumes purchased by Dominion's retail energy marketing and Clearinghouse operations during the third quarter of 2003 and the reclassification of purchases under derivative contracts and related transportation no longer considered held for trading purposes after implementation of EITF 02-3.

  An increase in purchased gas expense associated with field services, retail energy marketing and gas transmission operations ($158 million), reflecting both higher gas prices and volumes purchased. Purchased gas expense associated with Clearinghouse operations also increased ($51 million), reflecting primarily the reclassification of purchases under contracts not considered held for trading purposes after the adoption of EITF 02-3.

  An increase in liquids, pipeline capacity and other purchases expense, reflecting primarily the reclassification of purchases under contracts for transportation, storage, coal and emissions allowances. Those contracts are not considered held for trading purposes after the adoption of EITF 02-3.

  An increase in other operations and maintenance expense, including accretion expense for asset retirement obligations ($18 million), unfavorable changes in fair value of unsettled derivatives ($17 million) and higher general and administrative expenses ($14 million), such as wages and benefits, contractor services, routine maintenance and other expenses. These increases were partially offset by a decrease attributable to costs recognized in 2002 during planned outages at nuclear facilities ($38 million).

Operating Results - Nine Months Ended September 30, 2003

Dominion Energy contributed $2.36 per diluted share on net income of $747 million for the nine months ended September 30, 2003, a net income increase of $106 million and an earnings per share increase of $0.04 over 2002. Share dilution reduced Dominion Energy's contribution to diluted earnings per share by approximately $0.35 per share.

The overall increase in operating revenue primarily reflected the following:

  A decrease in regulated electric sales revenue, primarily resulting from a reallocation of base rate revenue between the Dominion Energy and Dominion Delivery ($63 million), milder temperatures ($28 million) and lost base rate revenue during outages caused by Hurricane Isabel and other factors ($30 million). These decreases were partially offset by increased fuel rate recoveries ($49 million) and customer growth ($30 million). Fuel rate recoveries are generally offset by a comparable increase in fuel expense and do not materially affect net income.

  An increase in nonregulated electric sales revenue, primarily reflecting higher revenue from Dominion's merchant generation fleet and retail energy sales, partially offset by Clearinghouse electric revenue. The increase in merchant generation revenue reflected higher volumes ($102 million) and higher prices ($35 million). Volumes were comparably higher primarily due to an outage at the Millstone Power Station in 2002 and additional sales from generating units placed into service during the second quarter of 2002. Revenue from retail energy sales increased primarily as a result of customer growth ($63 million). Clearinghouse electric revenue, net of applicable trading purchases, decreased as a result of lower margins, unfavorable changes in the fair value of unsettled derivative contracts held for trading purposes and the impact of adopting EITF 02-3 ($43 million).

  An increase in nonregulated gas sales revenue, primarily reflecting an increase in revenue from field services and retail energy marketing operations, reflecting higher prices ($415 million) and higher volumes ($90 million). Clearinghouse gas revenue, net of applicable trading purchases, increased $311 million due to higher margins, favorable changes in the fair value of unsettled derivative contracts held for trading purposes and the impact of adopting EITF 02-3. The increase included a $40 million increase associated with the "economic hedges" described under Selected Information - Energy Trading Activities below.

  An increase in other revenue, primarily reflecting revenue from sales of coal and emissions allowance trading revenue. These increases largely reflected the impact of adopting EITF 02-3 related to these activities.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The overall increase in operating expenses primarily reflected the following:

  An increase in electric fuel and energy purchases, including increases related to both regulated utility operations ($84 million) and nonregulated energy marketing operations ($50 million). Increased fuel and energy purchases for regulated utility operations included $49 million subject to rate recovery and the recognition of $14 million of previously deferred fuel costs in connection with a proposed settlement of the Virginia jurisdictional fuel rate case. Substantially all of the increase associated with nonregulated energy marketing operations related to higher volumes purchased and reclassification of purchases under derivative contracts and related transportation no longer considered held for trading after implementation of EITF 02-3.

  A decrease in purchased electric capacity, reflecting scheduled rate reductions on certain utility supply contracts ($35 million) and lower purchases of capacity for utility operations ($19 million).

  An increase in purchased gas expense associated with field services, retail energy marketing and gas transmission operations ($507 million), primarily reflecting higher prices. Purchased gas associated with Clearinghouse operations also increased ($100 million), reflecting primarily the reclassification of purchases under contracts not considered held for trading purposes after the adoption of EITF 02-3.

  An increase in liquids, pipeline capacity and other purchases expense, reflecting primarily the reclassification of purchases under contracts primarily for transportation, storage, coal and emissions allowances. Those contracts are not considered held for trading purposes after the adoption of EITF 02-3.

  An increase in other operations and maintenance expense, including accretion expense for asset retirement obligations ($56 million), unfavorable changes in fair value of unsettled derivatives ($25 million), expenses associated with assets placed into service during the second quarter of 2002 ($21 million) and higher general and administrative expenses ($67 million). These increases were partially offset by a decrease attributable to costs recognized in 2002 during a planned outage at Millstone, partially offset by expenses associated with the utility nuclear vessel head replacement program in 2003 ($47 million).

  A decrease in depreciation expense, primarily reflecting a change in the presentation of expenses associated with asset retirement obligations. A significant component of such expenses is now recognized in other operations and maintenance beginning in 2003. The remaining decrease reflects the extension of estimated useful lives of most fossil fuel stations and electric transmission property during the second quarter of 2002, partially offset by the impact of new property additions.

The decrease in other income reflects net realized losses on investments held in Dominion's decommissioning trusts.

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

The Clearinghouse holds a portfolio of financial derivative instruments used by Dominion to manage the price risk of certain anticipated sales of Dominion Exploration & Production's 2003 natural gas production (economic hedges). At December 31, 2002, these financial derivative instruments had not been designated as hedges for accounting purposes. During the first quarter of 2003, Dominion designated a portion of these financial derivative instruments as cash flow hedges for accounting purposes. Therefore, beginning on the designation date, changes in fair value for these derivatives, or the portion thereof, that represent an "effective" hedge for accounting purposes will be recorded in accumulated other comprehensive income rather than directly to earnings. Such amounts are reclassified to earnings during periods in which the hedged transactions affect earnings. Dominion's earnings for 2003 reflect the changes in fair value of the financial derivative instruments prior to being designated as cash flow hedges, and changes in fair value of the remaining instruments that continue to be held as economic hedges through September 30, 2003. For the three and nine months ended September 30, 2003, Dominion Energy recognized a net gain of $14 million and a net loss of $18 million, respectively, on the economic hedges.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the remainder of 2003, individual quarterly earnings reflect unrealized changes in the fair value of those instruments that held as economic hedges, including financial settlements of such instruments, as well as the anticipated gas sales at then current market prices. For the entirety of 2003, Dominion expects the combination of the anticipated gas sales by Dominion Exploration & Production and the economic hedges to result in a range of prices for those sales as contemplated by its risk management strategy.

A summary of the changes in the unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges described above, during the nine months ended September 30, 2003 follows:

Amount
(millions)
Net unrealized gain at December 31, 2002	$170
Reclassification of contracts - adoption of EITF 02-3:
Non-derivative energy contracts	(110)
Derivative energy contracts, not held for trading purposes	(81)
(21)
Contracts realized or otherwise settled during the period	42
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Other changes in fair value	52
Net unrealized gain at September 30, 2003	$73

The balance of net unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges discussed above, at September 30, 2003 is summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:
	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	In Excess of 5 years	Total
	(millions)
Actively quoted (1)	$16	$29	$8	--	--	$53
Other external sources (2)	--	11	7	$2	--	20
Models and other valuation methods (3)	--	--	--	--	--	--
Total	$16	$40	$15	$2	--	$73

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Delivery

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(millions, except per share amounts)
Selected operating revenue:
Regulated electric sales	$305	$302	$820	$767
Regulated gas sales	121	82	851	542

Selected operating expenses:
Purchased gas, net	78	40	609	330
Other operations and maintenance	147	135	442	410
Depreciation	86	72	254	225
Other taxes	34	33	142	122

Other income (loss)	6	(2)	14	2

Net income contribution	80	87	291	274
Diluted EPS contribution	$0.25	$0.31	$0.92	$0.99

Electricity delivered (million mwhrs)	21	22	58	57
Gas throughput (bcf)	41	43	266	244

Operating Results - Third Quarter 2003

Dominion Delivery contributed $0.25 per diluted share on net income of $80 million for the third quarter of 2003, a net income decrease of $7 million and an earnings per share decrease of $0.06 compared to 2002. Share dilution reduced Dominion Delivery's contribution to diluted earnings per share by approximately $0.04 per share. Incremental restoration expenses associated with damage caused by Hurricane Isabel are reported in Corporate and Other.

The overall increase in operating revenue primarily reflected the following:

  An increase in regulated electric sales revenue, primarily resulting from a reallocation of base rate revenue between Dominion Energy and Dominion Delivery, effective January 1, 2003 ($25 million) offset by milder temperatures ($24 million).

  An increase in regulated gas sales revenue, primarily reflecting the recovery of higher gas prices through rates. This was substantially offset by an increase in purchased gas expense, reflecting the matching of purchased gas costs and gas cost recoveries in rates.

The overall increase in operating expenses primarily reflected the following:

  An increase in purchased gas expense (discussed with regulated gas sales revenue above).

  An increase in operations and maintenance expense, primarily reflecting a net increase in general and administrative expenses, such as benefits, contractor services, routine maintenance and other expenses.

  An increase in depreciation expense, reflecting depreciation of telecommunication assets owned by DFV which was consolidated beginning in the first quarter of 2003.

The increase in other income reflects equity losses recorded in 2002 when DFV was accounted for under the equity method. Dominion began consolidating DFV during the first quarter of 2003.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Results - Nine Months Ended September 30, 2003

Dominion Delivery contributed $0.92 per diluted share on net income of $291 million for the nine months ended September 30, 2003, a net income increase of $17 million and an earnings per share decrease of $0.07 compared to 2002. Share dilution reduced Dominion Delivery's contribution to diluted earnings per share by approximately $0.13 per share.

The overall increase in operating revenue primarily reflected the following:

  An increase in regulated electric sales revenue, primarily resulting from a reallocation of base rate revenue between Dominion Energy and Dominion Delivery, effective January 1, 2003 ($63 million). Increased sales from customer growth were offset by milder weather and lost base rate revenue during outages caused by Hurricane Isabel.

  An increase in regulated gas sales revenue, including higher gas prices ($208 million) reflected in higher rate recoveries and increased sales ($101 million) related primarily to the impact of colder weather in the first quarter of 2003. This increase was largely offset by increased purchased gas expense, reflecting the matching of purchased gas costs and gas cost recoveries in rates.

The overall increase in operating expenses primarily reflected the following:

  An increase in purchased gas expense (discussed with regulated gas sales revenue above).

  An increase in other operations and maintenance expense, primarily reflecting a net increase in general and administrative expenses and higher service restoration costs associated with winter-storm damage during the first quarter of 2003.

  An increase in depreciation expense, primarily reflecting depreciation of DFV telecommunication assets.

  An increase in other taxes, primarily due to higher gross receipts taxes and property taxes, as well as the effect of a favorable resolution of sales and use tax issues in 2002. Such benefits were not recognized in 2003.

The increase in other income reflects equity losses recorded in 2002 when DFV was accounted for under the equity method. Dominion began consolidating DFV during the first quarter of 2003.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Exploration & Production

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected Financial and Statistical Information	2003	2002	2003	2002
	(millions, except per share amounts and average prices)
Selected operating revenue:
Gas and oil production revenue	$413	$353	$1,256	$1,035
Other revenue	59	58	188	162

Selected operating expenses:
Purchased gas	29	17	97	59
Other operations and maintenance	94	83	295	237
Depreciation, depletion and amortization	137	130	398	380
Other taxes	23	12	73	41

Other income (loss)	(5)	2	3	23

Effective tax rate	37%	29%	37%	30%

Net income contribution	$98	$90	$299	$271
Diluted EPS contribution	$0.30	$0.32	$0.94	$0.98

Average realized prices with hedging results(1)
Gas (per mcf)(2)	$3.89	$3.38	$4.01	$3.33
Oil (per bbl)	$23.90	$24.15	$24.66	$22.96

Average prices without hedging results
Gas (per mcf)(2)	$4.65	$2.93	$5.19	$2.80
Oil (per bbl)	$29.00	$26.24	$29.92	$23.88

Gas production (bcf)	96.7	96.8	289.0	285.3
Oil production (million bbls)	2.2	2.4	6.7	7.3

_______________

(1)  Excludes the effects of the "economic hedges" and cash flow hedges discussed in the operating results of Dominion Energy under Selected Information-Energy Trading Activities. Dominion's consolidated average prices, including the effects of the cash flow hedges, were not materially different from those prices reported in this table.

(2)  Excludes $14 million of revenue recognized for the three and nine months ended September 30, 2003 under the volumetric production payment agreement described in Note 18 to the Consolidated Financial Statements.

Operating Results - Third Quarter and Nine Months Ended September 30, 2003

Dominion Exploration & Production contributed $0.30 per diluted share on net income of $98 million for the third quarter of 2003, a net income increase of $8 million and an earnings per share decrease of $0.02 compared to 2002. Share dilution reduced Dominion Exploration & Production's contribution to diluted earnings per share by approximately $0.05 per share.

Dominion Exploration & Production contributed $0.94 per diluted share on net income of $299 million for the nine months ended September 30, 2003, a net income increase of $28 million and an earnings per share decrease of $0.04 compared to 2002. Share dilution reduced Dominion Exploration & Production's contribution to diluted earnings per share by approximately $0.14 per share.

Operating revenue from gas and oil production increased for the third quarter of 2003, primarily due to higher average realized prices for gas.

Operating revenue also increased for the nine months ended September 30, 2003, primarily due to higher average realized prices for gas and oil, as well as higher gas production volumes. In addition, other revenues increased as a result of realized prices for extracted by-products and brokered oil sales.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The overall increase in operating expenses for both the third quarter and nine months ended September 30, 2003, primarily reflected the following:

  An increase in the cost of gas and oil purchased in connection with brokering activities, primarily reflecting higher commodity prices.

  An increase in other operations and maintenance expenses. Higher commodity prices in 2003 have resulted in upward pressure on service industry costs due to increased demand for equipment, labor and services, resulting in higher other operations and maintenance expenses.

  An increase in depreciation, depletion and amortization expense due to a comparably higher rate applied to current year production, reflecting higher finding and development costs.

  An increase in other taxes, primarily due to higher severance taxes, resulting from a generally higher commodity price environment, and property taxes on property additions.

The effective tax rate increased primarily as a result of the expiration of nonconventional fuel tax credits, beginning in 2003.

Other income for the nine months ended September 30, 2003 decreased, reflecting a $10 million gain on the sale of an investment in 2002 and an $8 million increase in foreign currency translation losses in 2003 associated with Canadian operations.

Corporate and Other
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(millions, except per share amounts)
Net expense	$(730)	$(44)	$(845)	$(162)
Diluted EPS impact	$(2.25)	$(0.15)	$(2.66)	$(0.58)

Operating Results - Third Quarter 2003

Net expense associated with corporate and other operations for the third quarter of 2003 was $730 million and $(2.25) per diluted share, an increase in net expense of $686 million and $(2.10) per diluted share as compared to 2002. The increase in net expense primarily reflects the following specific items:

  $575 million associated with DFV, including a $527 million write down of network assets and related inventories. Dominion has not recognized any deferred tax benefits related to the impairment charges, since realization of tax benefits will be dependent upon Dominion's future tax profile and taxable earnings. In addition, Dominion also increased the valuation allowance on deferred tax assets recognized in connection with its telecommunications investment, resulting in a $48 million increase in deferred income tax expense. Dominion otherwise includes the operations of DFV in Dominion Delivery. See Note 16 to the Consolidated Financial Statements.

  $129 million of operations and maintenance expense ($80 million after-tax), representing incremental restoration expenses associated with Hurricane Isabel. Hurricane Isabel caused extensive damage to overhead electrical facilities throughout a substantial portion of Dominion's Virginia and North Carolina utility service territory. Substantially all of these expenses are attributable to Dominion Delivery.

  $14 million ($9 million after-tax), related to the impairment of certain DCI assets, as well as a change in the valuation allowance on deferred tax assets at DCI, resulting in a $12 million increase in deferred income tax expense.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Results - Nine Months Ended September 30, 2003

Net expense associated with corporate and other operations for the nine months ended September 30, 2003 was $845 million and $(2.66) per diluted share, an increase in net expense of $683 million and $2.08 per diluted share as compared to 2002. The increase in net expense primarily reflects the following specific items:

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

  $627 million ($586 million after-tax) of certain costs incurred during the first and third quarters of 2003 associated with DFV. These costs are discussed in Note 16 to the Consolidated Financial Statements:

    $57 million ($35 million after-tax), reported as other expense, for costs associated with the acquisition of DFV senior notes;

    $27 million ($14 million after-tax), reported as other expense, for the reallocation of equity losses between Dominion and the minority interest owner of DFV; and

    $560 million ($547 million after-tax), related to the impairment of certain DFV assets, partially offset by the allocation of $17 million of loss ($10 million after-tax) to the minority interest owner.

  $48 million increase in the valuation allowance on deferred tax assets previously recognized in connection with Dominion's telecommunications investment, resulting in an increase in deferred income tax expense.

  $40 million ($25 million after-tax) loss for the impairment of certain investments classified as held-for-sale, reported as $22 million in other operations and maintenance expense and $18 million as other expense.

  $129 million of operations and maintenance expense ($80 million after-tax), representing incremental restoration expenses associated with Hurricane Isabel.

  $14 million ($9 million after-tax) related to the impairment of certain DCI assets, reported as other operations and maintenance expense, as well as a $12 million increase in deferred income tax expense, reflecting a change in the valuation allowance on deferred tax assets at DCI.

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

Internal Sources of Liquidity

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows from operating activities were $2.1 billion and $1.9 billion for the nine months ended September 30, 2003 and 2002, respectively. Dominion's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain current shareholder dividend levels. As noted above, Dominion uses a combination of debt and equity securities to fund capital requirements not covered by the timing or amounts of operating cash flows. As discussed under Credit Ratings and Cash Requirements for Planned Capital Expenditures in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, Dominion is taking steps to improve its financial position in response to current credit rating requirements. As a result of these measures, Dominion may choose to postpone or cancel certain planned capital expenditures, to the extent they are not fully covered by operating cash flows.

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

External Sources of Liquidity

In the External Sources of Liquidity section of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002, Dominion discussed the use of capital markets by Dominion Resources, Inc., Virginia Electric and Power Company (Virginia Power), and Consolidated Natural Gas Company (CNG), collectively the Dominion Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, that section of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of September 30, 2003, there have been no changes in the Dominion Companies' credit ratings and no changes to or events of default under Dominion's debt covenants. In October 2003, Moody's upgraded its outlook for Dominion Resources, Inc. from negative to stable.

During the nine months ended September 30, 2003, Dominion and its subsidiaries issued long-term debt (net of exchanged debt) and common stock totaling approximately $3.2 billion. The proceeds were used primarily to acquire the DFV senior notes, repay other debt and finance capital expenditures.

Credit Facilities and Short-Term Debt

The Dominion Companies use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. The commercial paper programs are supported by various credit facilities as discussed below. At September 30, 2003, the Dominion Companies had the following short-term debt outstanding and capacity available under credit facilities:
	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
	(millions)
364-day joint revolving credit facility	$1,250
Three-year joint revolving credit facility	750
Total joint credit facilities(1)	2,000	$875	$88	$1,037
364-day CNG credit facility(2)	1,000	--	586	414
Totals	$3,000	$875	$674	$1,451

__________________________

(1) The joint credit facilities support borrowings by the Dominion Companies. The 364-day revolving credit facility was executed in May 2003 and terminates in May 2004. The three-year revolving credit facility was executed in May 2002 and terminates in May 2005.

(2) The credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was executed in August 2003 and terminates in August 2004.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Long-Term Debt

During the nine months ended September 30, 2003, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:

Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$1,810	2.80% to 6.30%	2005 to 2033	Dominion Resources, Inc.
Senior notes	500	Variable	2013	Dominion Resources, Inc.
Senior notes	400	4.75%	2013	Virginia Power
Total long-term debt issued	$2,710
Less: direct exchange(1)	(500)
Total long-term debt issued, excluding direct exchanges	$2,210

____________________

(1) During the third quarter of 2003, Dominion redeemed its $500 million variable rate senior notes due 2013. In a direct exchange, Dominion completed the redemption by issuing $510 million of 5.25 percent senior notes due 2033.

In addition to the senior notes described above, during the third quarter, Dominion borrowed $18 million to complete a power generation project at Virginia Power's Possum Point power station.

During the nine months ended September 30, 2003, Dominion Resources, Inc. and its subsidiaries repaid $2.0 billion of long-term debt securities. Dominion used the entirety of its $500 million escrow deposit, established in December 2002, to repay matured debt in January 2003.

Issuance of Common Stock

During the nine months ended September 30, 2003, Dominion received proceeds of $253 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options. In addition, during the second quarter of 2003, Dominion received proceeds of $683 million through a public equity offering.

Amounts Available under Shelf Registrations

At September 30, 2003, Dominion Resources, Inc., Virginia Power, and CNG had approximately $3.0 billion, $1.3 billion, and $1.5 billion, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

Investing Activities

During the nine months ended September 30, 2003, investing activities resulted in a net cash outflow of $2.5 billion, reflecting the following primary investing activities:

  capital expenditures of $1.5 billion that included construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets and liquefied natural gas import, storage and pipeline assets;

  capital expenditures of $941 million that included the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions; and

  purchase of DFV senior notes for $633 million;

partially offset by:

  proceeds from the release of funds from escrow for scheduled debt refunding of $500 million; and

  proceeds from sales of gas and oil properties, prospects and equipment of $303 million. These proceeds included $266 million received for the sale of a fixed-term overriding royalty interest in certain natural gas reserves for the period August 2003 through August 2007.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Off-Balance Sheet Arrangements

Leases with Special Purpose Entities

Dominion, through certain subsidiaries, has entered into agreements with VIEs in order to finance and lease several new power generation projects, as well as its corporate headquarters and aircraft. Neither the project assets nor the related obligations are currently reported on Dominion's Consolidated Balance Sheets under existing accounting guidance.

Dominion estimates that consolidating those VIEs for which it is the primary beneficiary under FIN 46, effective December 31, 2003, will result in an additional $647 million in net property, plant and equipment and $688 million of related debt. The cumulative effect of adopting FIN 46 is estimated to result in an after-tax charge of $25 million, representing depreciation expense associated with the consolidated assets. Annual depreciation expense for these assets is expected to total $20 million.

During the second quarter of 2003, for one of the power generation projects under construction, Dominion entered into a new arrangement with a non-affiliated voting interest entity. The voting interest entity will not be consolidated by Dominion under FIN 46. Project costs totaled $626 million at September 30, 2003 for this project, of which $560 million was advanced by Dominion. This project is expected to be completed in 2004 and will result in estimated annual lease commitments of approximately $58 million.

Cash Requirements for Planned Capital Expenditures

The timing for reimbursement of amounts advanced by Dominion in connection with a generation project to be leased by Dominion upon completion has changed. As a result, amounts previously disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002 for cash requirements for planned capital expenditures for 2003 will increase, and amounts for 2004 will decrease, by approximately $700 million.

Contractual Obligations

As of September 30, 2003, other than scheduled maturities of new debt issued during the nine months ended September 30, 2003 and increased fuel commitments described in Note 14 to the Consolidated Financial Statements, there have been no significant changes to the contractual obligations disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Regulated Electric Operations

Regional Transmission Organization (RTO)

In June 2003, Dominion submitted an application to the Virginia State Corporation Commission (Virginia Commission), as required by the Virginia Restructuring Act, requesting authorization to become a transmission owning member of PJM Interconnection, LLC (PJM) and transfer operational control of Dominion's electric transmission facilities to PJM on November 1, 2004. The Virginia Commission issued an order in September 2003 that directed Dominion to provide additional information concerning its application and stated that it will not fully consider the application and make a final determination until the Federal Energy Regulatory Commission (FERC) has issued a final order addressing Standard Market Design. It is uncertain at this time when FERC will issue a final order on Standard Market Design. Dominion has requested that the Virginia Commission eliminate the requirement to provide the additional information and establish a schedule to rule on its application without a FERC final order on Standard Market Design.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Virginia Rate Matters

In July 2003, Dominion filed its 2004 fuel factor application with the Virginia Commission, requesting a total fuel factor increase of $442 million that included a projected $308 million under-recovery balance as of December 31, 2003. The under-recovery balance was attributed to nuclear plant outages for reactor vessel head replacements, increased fuel prices and an unusually cold winter. Dominion also suggested for consideration a cost recovery mechanism that would amortize the under-recovery balance over two years.

In October 2003, Dominion reached a tentative settlement of its 2004 fuel factor application with the Virginia Attorney General's Office, the Virginia Commission Staff and other parties. If approved by the Virginia Commission, the settlement would reduce the total proposed increase by $56 million to $386 million. The reduction includes $42 million attributed to updated projected fuel cost forecasts and the recognition of $14 million of previously deferred fuel costs which would now not be recovered. The settlement includes a recovery period for the under-recovery balance over three and a half years. About $171 million of the $386 million would be recovered in 2004, $85 million in 2005, $87 million in 2006 and $43 million in the first six months of 2007. The proposed settlement addressed neither the extent to which Dominion's trading activities may be taken into account by the Virginia Commission in future fuel factor determinations nor a party's recommended delay in the effective date of increased fuel rates to allow the General Assembly an opportunity to consider issues raised in this fuel factor proceeding.

Dominion is still permitted under the Virginia Restructuring Act to request adjustments to its fuel rates until July 1, 2007.

Status of Retail Competition in Virginia

In August 2003, the Virginia Commission issued its third annual report on the status of the development of a competitive retail market for electric generation in Virginia. In the report, the Virginia Commission renewed its recommendation that the General Assembly suspend key portions of the Virginia Restructuring Act through the re-bundling of retail rates and suspension of the Act's retail choice provisions. The report also recommended extending the moratorium on Virginia utilities' participation in RTOs. In October 2003 the offices of the Governor and the Attorney General recommended that the Commission on Electric Utility Restructuring consider legislation that would extend the existing capped rates under the Virginia Restructuring Act for three years, until July 1, 2010, and phase out or eliminate wires charges.

Proposed Pilot Programs

In September 2003, the Virginia Commission issued a final order approving three proposed electric retail access pilot programs, subject to several specified modifications. The pilot programs will run through the remainder of the capped rate period and make available to competitive service providers up to 500 megawatts of load, with expected participation of more than 65,000 customers from a variety of customer classes. Enrollment in the pilot programs is scheduled to begin in February 2004.

Regulated Gas Distribution Operations

Rate Matters

Dominion's gas distribution business subsidiaries are subject to regulation of rates and other aspects of their businesses by the states in which they operate-Pennsylvania, Ohio and West Virginia. When necessary, Dominion's gas distribution subsidiaries seek general rate increases on a timely basis to recover increased operating costs. In addition to general rate increases, certain of Dominion's gas distribution subsidiaries make routine separate filings with their respective state regulatory commissions to reflect changes in the costs of purchased gas. These purchased gas costs are generally subject to rate recovery through a mechanism that ensures dollar for dollar recovery of prudently incurred costs. Costs that are expected to be recovered in future rates are deferred as regulatory assets. The purchased gas cost recovery filings generally cover prospective three-month or twelve-month periods. Approved increases or decreases in gas cost recovery rates result in increases or decreases in revenues with corresponding increases or decreases in net purchase gas cost expenses.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In August 2003, Dominion filed an application with the West Virginia Public Service Commission (the West Virginia Commission) to increase its purchased gas cost rate by approximately $31 million on an annualized basis, effective for the period January 1, 2004 through October 31, 2004. The increase is in anticipation of higher purchased gas costs expected for that period. Because Dominion's existing rate moratorium will expire at the end of 2003, the application reflects a return to the traditional purchase gas adjustment treatment for Dominion's purchased gas costs. The West Virginia Commission is expected to issue an order setting an interim rate in the fourth quarter of 2003, with a final rate order to be issued in early 2004.

Environmental Matters

In relation to a Notice of Violation received by Virginia Power in 2000 from the EPA and related proceedings, Virginia Power, the U.S. Department of Justice, the EPA, the states of Virginia, West Virginia, Connecticut, New Jersey and New York agreed to a settlement in April 2003 in the form of a proposed Consent Decree. The Virginia federal district court entered the final Consent Decree in October 2003, resolving the underlying actions. The settlement includes payment of a $5 million civil penalty, an obligation to fund $14 million for environmental projects and a commitment to improve air quality under the Consent Decree estimated to involve expenditures of $1.2 billion. Dominion has already incurred certain capital expenditures for environmental improvements at its coal-fired stations in Virginia and West Virginia and has committed to additional measures in its current financial plans and capital budget to satisfy the requirements of the Consent Decree. As of September 30, 2003, Dominion had accrued $19 million for the civil penalty and the funding of the environmental projects, substantially all of which was recorded in 2000.

Other

Telecommunications Operations

Dominion expects to formalize the plan of divestiture for DTI and anticipates presenting DTI's assets as held-for-sale and its results of operations as discontinued operations beginning at that time. As part of implementing its plan of sale, Dominion expects to purchase the Investor Trust's interest in DFV for approximately $60 million during the fourth quarter of 2003, resulting in a loss of a similar amount at that time. In addition, DTI has long-term obligations, including leases and maintenance and other contracts, that must be considered in the plan of sale and may result in additional losses in future periods depending upon the final terms of disposition.

Restructuring of Contract with Non-Utility Generating Facility

In July 2003, Dominion reached an agreement, pending regulatory approvals, to pay approximately $150 million for the termination of a long-term power purchase contract and the purchase of the related generating facility used by a non-utility generator to provide electricity to Dominion. Dominion expects the transaction to be completed in the fourth quarter of 2003, resulting in an after-tax charge in the range of $65 million to $85 million for the purchase and termination of the long-term power purchase contract. The transaction is part of an ongoing program which seeks to achieve competitive cost structures at Dominion's power generating business.

Accounting Matters

The following new accounting standards will be adopted during the fourth quarter of 2003, as described in Note 4 to the Consolidated Financial Statements:

  FASB Interpretation No. 46, Consolidation of Variable Interest Entities and

  SFAS No. 133 Implementation Issue No. C20, Interpretation of the Meaning of 'Not Clearly and Closely Related' in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.

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

Market Rate Sensitive Instruments and Risk Management

Dominion's financial instruments, commodity contracts and related derivative financial instruments are exposed to potential losses due to adverse changes in interest rates, equity security prices, foreign currency exchange rates and commodity prices. Interest rate risk generally is related to Dominion's outstanding debt and financial services activities. Commodity price risk is present in Dominion's electric operations, gas production and procurement operations, and energy marketing and trading operations due to the exposure to market shifts in prices received and paid for natural gas, electricity and other commodities. Dominion uses derivative commodity contracts to manage price risk exposures for these operations. In addition, Dominion is exposed to equity price risk through various portfolios of equity securities.

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

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $19 million and $12 million in the fair value of Dominion's commodity-based financial derivative instruments held for trading purposes as of September 30, 2003 and December 31, 2002, respectively.

Commodity Price Risk-Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas, oil and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of Dominion's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10 percent unfavorable change in market prices of Dominion's non-trading financial derivative commodity instruments would have resulted in a decrease in fair value of approximately $391 million and $357 million as of September 30, 2003 and December 31, 2002, respectively.

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

Interest Rate Risk

Dominion's interest rate risk exposure does not differ materially from that discussed under Item 7A of its Annual Report on Form 10-K for 2002.

Foreign Exchange Risk

Dominion's foreign exchange risk exposure does not differ materially from that discussed under Item 7A of its Annual Report on Form 10-K for 2002.

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

(Continued)

Investment Price Risk

Dominion is subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. Dominion recognized a net realized loss (net of investment income) of $21 million and a net unrealized gain of $142 million on decommissioning trust investments for the first nine months of 2003. For the year ended December 31, 2002, Dominion recognized a net realized gain (including investment income) of $32 million and a net unrealized loss of $166 million.

DOMINION RESOURCES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Dominion's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that Dominion's disclosure controls and procedures are effective. There were no changes in Dominion's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Dominion's internal control over financial reporting.

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

In June 2002, Wiley Fisher, Jr. and John Fisher filed a purported class action lawsuit against Virginia Power and Dominion Telecom, Inc. (Dominion Telecom) in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that Virginia Power and Dominion Telecom strung fiber-optic cable across their land, along a Virginia Power electric transmission corridor without paying compensation. The plaintiffs are seeking damages for trespass and "unjust enrichment," as well as punitive damages from the defendants. The named plaintiffs purport to "represent a class . . . consisting of all owners of land in North Carolina and Virginia, other than public streets or highways, that underlies Virginia Power's electric transmission lines and on or in which fiber optic cable has been installed." In August 2003, the federal district court issued an order granting the named plaintiffs' motion for class certification. The U.S. Court of Appeals for the Fourth Circuit denied Dominion's petition for appeal and its petition for rehearing on the class certification issue. The outcome of the proceeding, including an estimate as to any potential exposure, cannot be predicted at this time.

In connection with a Notice of Violation received by Virginia Power in 2000 from the U.S. Environmental Protection Agency (EPA) and related proceedings, the Virginia federal district court entered the final Consent Decree in October 2003 involving Dominion, the U.S. government and five states. See Environmental Matters in the MD&A of this Form 10-Q for further information relating to this development.

In l999, a class action was filed by Quinque Operating Co. and other parties against approximately 300 defendants, including CNG and three of its subsidiaries, in Stevens County, Kansas. The complaint seeks damages for alleged fraud, misrepresentation, conversion and assorted other claims in the measurement and payment of gas royalties from privately held gas leases. Quinque Operating Co. dropped out of the case and Will Price, a gas royalty owner based in Kansas, assumed the lead plaintiff's role. The defendants' motion to deny class certification was granted in April 2003. In June 2003, the CNG defendants were dropped from the suit. The deadline to file an amended complaint has expired and this matter is now considered closed.

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

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
4

Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference); Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001, incorporated by reference); Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K, dated May 25, 2001, incorporated by reference); Form of Tenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489, incorporated by reference); Form of Eleventh Supplemental Indenture (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1-8489, incorporated by reference.); Form of Twelfth Supplemental Indenture (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489, incorporated by reference); Thirteenth Supplemental Indenture dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489, incorporated by reference); Fourteenth Supplemental Indenture, dated August 20, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489, incorporated by reference); Forms of Fifteenth and Sixteenth Supplemental Indentures (Exhibits 4.2 and 4.3 to Form 8-K filed December 12, 2002, File No. 1-8489, incorporated by reference); Forms of Seventeenth and Eighteenth Supplemental Indentures (Exhibits 4.2. and 4.3 to Form 8-K filed February 11, 2003, File No. 1-8489, incorporated by reference); Forms of Twentieth and Twenty-first Supplemental Indentures (Exhibits 4.2 and 4.3 to Form 8-K filed March 4, 2003, File No. 1-8489, incorporated by reference); Form of Twenty-second Supplemental Indenture (Exhibit 4.2 to Form 8-K filed July 22, 2003, File No. 1-8489 incorporated by reference).

10.1

$1,250,000,000 364-Day Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, as Administrative Agent for the Lenders, dated as of May 29, 2003 (filed herewith).

10.2	Dominion Resources, Inc. Retirement Benefit Restoration Plan as adopted effective January 1, 1991 as amended and restated October 17, 2003 (filed herewith).
10.3	Dominion Resources, Inc. Executive Supplemental Retirement Plan, effective January 1, 1981 as amended and restated October 17, 2003 (filed herewith).
12	Ratio of earnings to fixed charges (filed herewith)
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32

Certification to the Securities and Exchange Commission by Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99	Condensed consolidated earnings statements (unaudited) (filed herewith).

DOMINION RESOURCES, INC.
PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(b) Reports on Form 8-K:

The following Current Reports on Form 8-K were filed with the SEC:
1.	Dominion filed a report on Form 8-K on July 17, 2003 relating to Dominion's press release announcing second quarter earnings.
2.	Dominion filed a report on Form 8-K on July 22, 2003, relating to the sale of $510,000,000 aggregate principal amount of Dominion's 2003 Series F 5.25% Senior Notes Due 2033.
3.

Dominion filed a report on Form 8-K on August 20, 2003 relating to the establishment of a program under which up to $2,490,000,000 aggregate principal amount of Dominion's Medium-Term Notes, Series B would be issued.

4.	Dominion filed a report on Form 8-K on September 22, 2003 relating to Dominion's press release regarding its telecommunications operations.

The Current Reports of Form 8-K listed below were furnished to the SEC during the period covered by this report and shall not be deemed "filed" for purposes of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

5.	Dominion furnished a report on Form 8-K on October 14, 2003 relating to Dominion's press release regarding the costs associated with the company's storm restoration efforts following Hurricane Isabel.
6.	Dominion furnished a report on Form 8-K on October 21, 2003 relating to Dominion's press release announcing third quarter earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

November 7, 2003	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)