Form 10-Q
period 2004-03-31
DOMINION RESOURCES INC /VA/
filed 2004-05-05
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or

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

At April 30, 2004, the latest practicable date for determination, 326,530,459 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
	2004	2003
	(millions, except per share amounts)
Operating Revenue	$3,879	$3,579
Operating Expenses
Electric fuel and energy purchases, net	518	414
Purchased electric capacity	152	161
Purchased gas, net	1,097	795
Liquids, pipeline capacity and other purchases	170	81
Other operations and maintenance	581	665
Depreciation, depletion and amortization	317	295
Other taxes	154	154
Total operating expenses	2,989	2,565
Income from operations	890	1,014
Other income (expense)	55	(138)
Interest and related charges:
Interest expense - junior subordinated notes payable to affiliated trusts	29	--
Interest expense - other	207	209
Distributions - mandatorily redeemable trust preferred securities	--	28
Subsidiary preferred dividends	4	3
Total interest and related charges	240	240
Income before income taxes and minority interests	705	636
Income taxes	260	229
Minority interests	--	(2)
Income from continuing operations before cumulative effect of changes in accounting principles	445	409
Loss from discontinued operations (net of tax benefit of $0 and $18)	(8)	(14)
Cumulative effect of changes in accounting principles (net of income taxes of $71)	--	113
Net income	$ 437	$ 508
Earnings Per Common Share - Basic
Income from continuing operations before cumulative effect of changes in accounting principles	$1.37	$1.33
Loss from discontinued operations	(0.02)	(0.05)
Cumulative effect of changes in accounting principles	--	0.37
Net income	$1.35	$1.65
Earnings Per Common Share - Diluted
Income from continuing operations before cumulative effect of changes in accounting principles	$1.36	$1.32
Loss from discontinued operations	(0.02)	(0.04)
Cumulative effect of changes in accounting principles	--	0.36
Net income	$1.34	$1.64
Dividends paid per common share	$0.645	$0.645

____________

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
ASSETS	March 31, 2004	December 31, 2003(1)
	(millions)
Current Assets
Cash and cash equivalents	$ 256	$ 126
Customer accounts receivable (net of allowance of $64 and $51)	3,348	3,091
Other accounts receivable	878	828
Inventories	595	870
Derivative assets	1,445	1,436
Margin deposit assets	76	157
Prepayments	183	202
Other	638	471
Total current assets	7,419	7,181
Investments
Available for sale securities	377	413
Nuclear decommissioning trust funds	1,898	1,872
Other	814	802
Total investments	3,089	3,087
Property, Plant and Equipment, Net
Property, plant and equipment	37,531	37,107
Accumulated depreciation, depletion and amortization	(11,516)	(11,257)
Total property, plant and equipment, net	26,015	25,850
Deferred Charges and Other Assets
Goodwill, net	4,298	4,300
Regulatory assets	842	832
Prepaid pension cost	1,939	1,939
Derivative assets	508	402
Other	597	595
Total deferred charges and other assets	8,184	8,068
Total assets	$44,707	$44,186

____________

(1) The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2004	December 31, 2003(1)
	(millions)
Current Liabilities
Securities due within one year	$ 1,047	$ 1,252
Short-term debt	1,555	1,452
Accounts payable, trade	2,558	2,712
Accrued interest, payroll and taxes	731	619
Derivative liabilities	2,359	2,082
Other	788	750
Total current liabilities	9,038	8,867
Long-Term Debt
Long-term debt	14,375	14,336
Junior subordinated notes payable to affiliated trusts	1,441	1,440
Total long-term debt	15,816	15,776
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,641	4,563
Asset retirement obligations	1,665	1,651
Derivative liabilities	1,419	1,185
Regulatory liabilities	592	587
Other	769	762
Total deferred credits and other liabilities	9,086	8,748
Total liabilities	33,940	33,391
Commitments and Contingencies (see Note 11)
Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257
Common Shareholders' Equity
Common stock - no par(2)	10,111	10,052
Other paid-in capital	63	61
Retained earnings	1,281	1,054
Accumulated other comprehensive loss	(945)	(629)
Total common shareholders' equity	10,510	10,538
Total liabilities and shareholders' equity	$44,707	$44,186

____________

(1) The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

(2) 500 million shares authorized; 326 million shares outstanding at March 31, 2004 and 325 million shares outstanding at December 31, 2003.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Activities
Net income	$ 437	$ 508
Adjustments to reconcile net income to cash from operating activities:
Cumulative effect of changes in accounting principles, net of income taxes	--	(113)
DCI impairment losses	38	--
Net unrealized gains on energy-related derivatives held for trading purposes	(1)	(143)
Depreciation, depletion and amortization	352	328
Deferred income taxes and investment tax credits, net	86	132
Other adjustments for non-cash items	(9)	113
Changes in:
Accounts receivable	(269)	(1,275)
Inventories	274	190
Deferred fuel and purchased gas costs, net	23	(195)
Prepayments	20	124
Accounts payable, trade	(154)	1,095
Accrued interest, payroll and taxes	114	20
Margin deposit assets and liabilities	83	(154)
Other operating assets and liabilities	(25)	252
Net cash provided by operating activities	969	882
Investing Activities
Plant construction and other property additions	(255)	(617)
Additions to gas and oil properties, including acquisitions	(284)	(224)
Release of escrow deposit for debt refunding	--	500
Purchase of Dominion Fiber Ventures senior notes	--	(633)
Proceeds from sale of loans and securities	46	159
Purchases of securities	(63)	(127)
Advances to lessor for project under construction, net	(38)	(86)
Other	25	(42)
Net cash used in investing activities	(569)	(1,070)
Financing Activities
Issuance of common stock	68	77
Issuance of long-term debt	300	2,200
Repayment of long-term debt	(528)	(1,025)
Issuance (repayment) of short-term debt, net	104	(649)
Common dividend payments	(210)	(199)
Other	(4)	(9)
Net cash (used in) provided by financing activities	(270)	395
Increase in cash and cash equivalents	130	207
Cash and cash equivalents at beginning of period	126	291
Cash and cash equivalents at end of period	$ 256	$ 498

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

Virginia Power is a regulated public utility that generates, transmits and distributes electric energy within a 30,000-square-mile area in Virginia and northeastern North Carolina. Virginia Power sells electricity to approximately 2.2 million retail customers, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power has trading relationships beyond the geographic limits of its retail service territory and buys and sells wholesale electricity, natural gas and other energy commodities.

CNG operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customer accounts in Ohio, Pennsylvania and West Virginia and its nonregulated retail energy marketing businesses serve 1.4 million residential and commercial customer accounts in the Northeast and Midwest. CNG operates an interstate gas transmission pipeline system in the Midwest, Mid-Atlantic states and the Northeast and a liquefied natural gas import and storage facility in Maryland. Its producer services operations involve the aggregation of natural gas supply and related wholesale activities. CNG's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore.

DEI is involved in merchant generation, energy trading and marketing and natural gas and oil exploration and production.

Dominion has substantially exited the core operating businesses of Dominion Capital, Inc. (DCI), as required by the Securities and Exchange Commission (SEC) under the 1935 Act. Currently, Dominion is required to divest all remaining DCI holdings by January 2006. DCI's primary business was financial services, including loan administration, commercial lending and residential mortgage lending.

Dominion manages its daily operations through four primary operating segments: Dominion Generation, Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion reports the operations of DCI, its telecommunications business and its corporate and other operations as a segment. Assets remain wholly owned by its legal subsidiaries.

The term "Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Note 2.    Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of March 31, 2004, and its results of operations and cash flows for the three months ended March 31, 2004 and 2003.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

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

Dominion reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, Dominion estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed discussion of Dominion's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of recovery of electric fuel, purchased energy and purchased gas expenses and other factors.

Certain amounts in the 2003 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

Stock Compensation

The following table illustrates the pro forma effect on net income and earnings per share if Dominion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
	(millions)
Net income, as reported	$437	$508
Add: actual stock-based compensation expense, net of tax	2	3
Deduct: pro forma stock-based compensation expense, net of tax	(5)	(11)
Net income, pro forma	$434	$500
Basic EPS - as reported	$1.35	$1.65
Basic EPS - pro forma	$1.34	$1.62
Diluted EPS - as reported	$1.34	$1.64
Diluted EPS - pro forma	$1.33	$1.61

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3.     Recently Adopted Accounting Standards

2004

FIN 46R

Dominion adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) for its interests in variable interest entities (VIEs) that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on Dominion's results of operations or financial position relating to this adoption.

As described in Note 23 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion is a party to long-term contracts for purchases of electric generation capacity and energy from other utilities, qualifying facilities and independent power producers. Certain variable pricing mechanisms in some of these contracts cause them to be considered potential variable interests that require evaluation under the provisions of FIN 46R. If a power generator that holds one of these specific types of contracts is determined to be a VIE and Dominion is determined to be the primary beneficiary, Dominion would be required to consolidate the entity in its financial statements. Consolidation of one of these potential VIEs would primarily result in the addition of property, plant and equipment, long-term debt and minority interest to Dominion's balance sheet. The impact on Dominion's consolidated results of operations would be that purchased energy and capacity expenses attributable to the long-term contract with the VIE would be replaced by the VIE's operations, maintenance and interest expense, with the VIE's results of operations being reported as income attributable to a minority interest. Long-term debt of these potential VIEs, even if consolidated, would be nonrecourse to Dominion.

As a result of these contracts, Dominion has identified significant variable interests in ten potential VIEs. Since these entities were established and are legally owned by parties not affiliated with Dominion, Dominion has submitted requests to these potential VIEs for the information necessary to perform the required assessments. Dominion has recently received some, but not all, of the requested information from one of the potential VIE supplier entities, which owns and manages a 180 Mw cogeneration facility in North Carolina. Furthermore, the potential VIE supplier entity has indicated that it does not intend to provide quarterly financial information. Dominion is in the process of evaluating, but has not yet concluded whether this supplier entity is a VIE or, if it is a VIE, whether Dominion would be the primary beneficiary under FIN 46R. If Dominion were to determine that it is required to consolidate this entity, Dominion's balance sheet would increase by the amounts presented below, which are based on the unaudited financial statements provided by the supplier entity for the year ended December 31, 2003:

(millions)
Current assets	$ 9	Current liabilities	$ 6
Property, plant and equipment, net	51	Long-term debt	62
Other long-term assets	9	Other long-term liabilities	3
		Minority interest	(2)
Total assets	$69	Total liabilities and shareholders' equity	$69

Because the requested information has not been provided by the other nine potential VIEs, Dominion is unable to apply FIN 46R to its interests in those entities. Dominion will continue efforts to obtain the information and, if it is received in the future, will evaluate these contracts under the provisions of FIN 46R at that time.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion has remaining purchase commitments under contracts with these ten potential VIEs of $4.7 billion at March 31, 2004. Dominion purchased $174 million and $184 million of electric generation capacity and energy from these entities in the quarters ended March 31, 2004 and 2003, respectively. Dominion's exposure to losses from its involvement with these entities cannot be determined since losses, if any, would be represented by either: 1) the difference between (a) the amount payable by Dominion for energy and capacity under the long-term contract and (b) amounts recoverable through regulated electric sales or wholesale market transactions; or 2) if the potential VIE supplier fails to perform, any amount paid by Dominion to obtain replacement energy and capacity in excess of the amounts otherwise payable under the long-term contract with the potential VIE supplier entity.

As described more fully in Note 3 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion adopted FIN 46R for its interests in special purpose entities on December 31, 2003.

2003

SFAS No. 143

Effective January 1, 2003, Dominion adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Upon adoption, Dominion recognized a $180 million after-tax gain as the cumulative effect of this change in accounting principle.

EITF 02-3

On January 1, 2003, Dominion adopted Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, that rescinded EITF Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The implementation of EITF 02-3 resulted in the discontinuance of fair value accounting for non-derivative energy-related contracts held for trading purposes. Upon adoption, Dominion recognized an after-tax loss of $67 million as the cumulative effect of this change in accounting principle.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4.     Classification of Oil and Gas Drilling Rights

The EITF has added Issue No. 03-S, Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies, to its agenda to address a question about whether oil and gas drilling rights should be classified as intangible assets rather than tangible assets on the balance sheet. If, as a result of the resolution of this issue, reclassification of the costs associated with its oil and gas drilling rights is required, Dominion's net intangible assets would increase and its net property, plant and equipment would decrease. As of March 31, 2004, the amount subject to reclassification was approximately $4.3 billion. While resolution of this issue may affect the balance sheet classification of these assets, there would be no impact on Dominion's results of operations or cash flows.

Note 5.     Operating Revenue

Dominion's operating revenue consists of the following:

	Three Months Ended March 31,
	2004	2003
Operating Revenue	(millions)
Regulated electric sales	$1,289	$1,248
Regulated gas sales	660	551
Nonregulated electric sales	339	332
Nonregulated gas sales	664	631
Gas transportation and storage	266	258
Gas and oil production	382	383
Other	279	176
Total operating revenue	$3,879	$3,579

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2004	2003
	(millions, except per share amounts)
Income from continuing operations before cumulative effect of changes in accounting principles	$445	$409
Loss from discontinued operations	(8)	(14)
Cumulative effect of changes in accounting principles	--	113
Net income	$437	$508
Basic EPS
Average shares of common stock outstanding - basic	325.0	308.5
Income from continuing operations before cumulative effect of changes in accounting principles	$1.37	$1.33
Loss from discontinued operations	(0.02)	(0.05)
Cumulative effect of changes in accounting principles	--	0.37
Net income	$1.35	$1.65
Diluted EPS
Average shares of common stock outstanding	325.0	308.5
Net effect of dilutive stock options (1)	1.7	1.2
Average shares of common stock outstanding - diluted	326.7	309.7
Income from continuing operations before cumulative effect of changes in accounting principles	$1.36	$1.32
Loss from discontinued operations	(0.02)	(0.04)
Cumulative effect of changes in accounting principles	--	0.36
Net income	$1.34	$1.64
Average antidilutive shares excluded from the EPS calculation (2)	3.6	19.6

_________________

(1) Represents the effect of "in-the-money" stock options on the calculation of average outstanding shares of common stock.
(2) Represents the average number of stock options excluded from the calculation of average outstanding shares of common stock because they are "out-of-the-money".

See Note 10 for information regarding senior notes that are convertible into Dominion common stock under certain conditions. Since none of the conditions have been met, the shares that would be issued upon conversion have not been included in the calculation of diluted EPS.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7.     Comprehensive Income

The following table presents total comprehensive income:
	Three Months Ended March 31,
	2004	2003
	(millions)
Net income	$437	$508
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of the changes in fair value of derivatives designated as cash flows hedges net of taxes and amounts reclassified to earnings	(336)	(270)
Other(1)	20	49
Other comprehensive loss	(316)	(221)
Total comprehensive income	$121	$287

________________

(1) Represents primarily unrealized gains and losses on investments held in decommissioning trusts and the impact of foreign currency    translation adjustments.

Note 8.     Hedge Accounting Activities

Dominion is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased as well as currency exchange and financial market risks of its business operations. Dominion uses derivative instruments to mitigate its exposure to these risks and designates derivative instruments as fair value or cash flow hedges for accounting purposes. Selected information about Dominion's hedge accounting activities follows:

	Three Months Ended March 31,
	2004	2003
Portion of pre-tax gains (losses) on hedging instruments determined to be ineffective and included in net income:	(millions)
Fair value hedges	$3	$3
Cash flow hedges	(2)	4
Net ineffectiveness	$1	$7
For options used as hedging instruments, change in options' time value excluded from measurement of effectiveness and included in net income:
Fair value hedges	--	--
Cash flow hedges	$36	$5
Total change in options' time value	$36	$5

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive loss in the Consolidated Balance Sheet at March 31, 2004:

	Accumulated Other Comprehensive (Loss) Income After-Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
	(millions)
Commodities:
Gas	$(721)	$(351)	47 months
Oil	(151)	(71)	33 months
Electricity	(211)	(110)	45 months
Interest rate	(60)	(6)	267 months
Foreign currency	35	6	44 months
Total	$(1,108)	$(532)

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

Note 9.     Ceiling Test

Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves, assuming period-end hedge-adjusted prices. Approximately 13% of Dominion's anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of March 31, 2004.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10.     Significant Financing Transactions

Credit Facilities and Short-Term Debt

Dominion, Virginia Power and CNG (collectively the Dominion Companies) use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. At March 31, 2004, the Dominion Companies had committed lines of credit totaling $3.0 billion. Although there were no loans outstanding, these lines of credit support commercial paper borrowings and letter of credit issuances. At March 31, 2004, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
364-day revolving credit facility	$1,250
Three-year revolving credit facility	750
Total joint credit facilities(1)	2,000	$1,530	$148	$322
364-day CNG credit facility(2)	1,000	--	825	175
Totals	$3,000	$1,530	$973	$497

__________________________

(1) The joint credit facilities support borrowings by the Dominion Companies. The 364-day revolving credit facility was executed in May 2003 and terminates in May 2004. The three-year revolving credit facility was executed in May 2002 and terminates in May 2005. Dominion expects to renew the 364-day revolving credit facility prior to its maturity in May 2004.

(2) The credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was executed in August 2003 and terminates in August 2004. CNG expects to renew the $1 billion 364-day revolving credit facility prior to its maturity in August 2004.

In January 2004, CNG entered into a $200 million letter of credit agreement to support the issuance of a letter of credit to provide collateral required by a counterparty on derivative financial contracts used by CNG in its risk management strategies for its gas and oil production. The agreement terminates in May 2004 and is not expected to be renewed. At March 31, 2004, outstanding letters of credit under this agreement totaled $200 million.

Long-Term Debt

During the first quarter of 2004, Dominion Resources, Inc. issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$200	5.20%	2016	Dominion Resources, Inc.
Senior notes	100	Variable	2006	Dominion Resources, Inc.
Total	$300

Dominion Resources, Inc. and its subsidiaries repaid $528 million of long-term debt during the first quarter of 2004.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Convertible Securities

In 2003, Dominion issued $220 million of convertible senior notes due 2023. The senior notes are convertible during certain periods subsequent to March 31, 2004 by holders into shares of Dominion's common stock initially at a conversion rate of 13.5865 shares of common stock per $1,000 principal amount of senior notes under the following circumstances:

  the price of Dominion common stock reaches $88.32 per share for a specified period;

  the senior notes are called for redemption by Dominion (senior notes become redeemable at any time on or after December 20, 2006 with appropriate notice provisions);

  the occurrence of specified corporate transactions such as Dominion being a party to a consolidation or a merger or distributing to all of its common stock holders the right to purchase shares of common stock under specified conditions or;

  the credit ratings of the senior notes are lowered by both Moody's and Standard & Poor's below Baa3 and BBB-, respectively, or the ratings are discontinued for any reason.

The initial conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases.

Since none of the conditions have been met, the senior notes are not yet subject to conversion.

Beginning with the six-month interest payment period ending on June 15, 2007, Dominion will pay contingent interest equal to 0.25% of the average trading price for the then-current interest payment period if the average trading price of the senior notes during the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the senior notes.

Holders have the right to require Dominion to purchase their senior notes in cash at 100% of the principal plus accrued interest on December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018, or if Dominion undergoes certain fundamental changes, such as a person becoming the beneficial owner of common equity representing more than 50% of the voting power of Dominion's common equity.

Transactions with Affiliated Trusts

Upon adoption of FIN 46R for its interests in special purpose entities on December 31, 2003, Dominion ceased consolidating its five subsidiary capital trusts (Dominion Resource Capital Trust I, Dominion Resources Capital Trust II, Dominion Resources Capital Trust III, Dominion CNG Capital Trust I and Virginia Power Capital Trust II). Each trust is a finance subsidiary of the respective parent company, which holds 100% of the voting interests. The junior subordinated notes issued by Dominion Resources, Inc. and certain subsidiaries and held by the trusts are reported as long-term debt. Dominion reported $29 million of interest expense on the junior subordinated notes in the first quarter of 2004 and $28 million of distributions of subsidiary trusts in the first quarter of 2003.

Issuance of Common Stock

During the first quarter of 2004, Dominion received proceeds of $68 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11.     Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 23 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, nor have any significant new matters arisen during the first quarter of 2004.

Enron Bankruptcy

As described more fully in Note 23 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion submitted a claim in the Enron bankruptcy case for the value of certain terminated commodity contracts. During the first quarter of 2004, the bankruptcy court approved a settlement of Dominion's claim in the proceeding, resulting in a $2 million after-tax benefit.

Litigation

Virginia Power and Dominion Telecom, Inc. (DTI) are defendants in a class action lawsuit pending in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that Virginia Power and DTI strung fiber-optic cable across their land, along a Virginia Power electric transmission corridor without paying compensation. The plaintiffs are seeking damages for trespass and "unjust enrichment," as well as punitive damages from the defendants. In April 2004, the parties entered into a settlement agreement that is subject to approval by the court in formal proceedings. Under the terms of the settlement, a fund of $20 million will be established by defendants to pay claims of current and former landowners as well as fees of lawyers for the class. Costs of notice to the class and administration of claims will be borne separately by defendants. The settlement agreement resulted in an after-tax charge of $7 million in the first quarter of 2004.

Environmental Matters

In March 2004, the State of North Carolina filed a petition under Section 126 of the Clean Air Act seeking the Environmental Protection Agency (EPA) to impose additional nitrogen oxide (NOX) and sulfur dioxide (SO2) reductions from electrical generating units in thirteen states, claiming emissions from the electrical generating units in those states are contributing to air quality problems in North Carolina. Dominion has electrical generating units in six of the states. The issues raised by North Carolina are already being addressed by the EPA in current regulatory initiatives. The EPA has 60 days to respond to the petition. Provisions of the Clean Air Act also allow up to a 6-month extension. Given the highly uncertain outcome and timing of future action, if any, by the EPA on this issue, Dominion cannot predict the financial impact on its operations at this time.

Nuclear Insurance

During March 2004, the Nuclear Regulatory Commission (NRC) exempted Dominion's Millstone Unit 1, which is currently being decommissioned, from the Secondary Financial Protection provisions of the Price-Anderson Act. As a result, Dominion now has six licensed reactors instead of seven for which it could be assessed up to $100.6 million not to exceed $10 million per year per reactor in the event of a nuclear incident at any licensed nuclear reactor in the United States. There is no limit to the number of incidents for which this retrospective premium can be assessed.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Guarantees, Letters of Credit and Surety Bonds

As of March 31, 2004, Dominion had guaranteed $57 million related to officers' borrowings under executive stock loan programs, for which individual officers are personally liable for repayment. Substantially all of this guarantee is scheduled to expire in 2005. Because of new restrictions on corporate loans or guarantees under the Sarbanes-Oxley Act of 2002, Dominion has ceased its program of new third party loans to executives for the purpose of acquiring company stock.

As of March 31, 2004, Dominion and its subsidiaries had issued $7.3 billion of guarantees, including: $3.2 billion to support commodity transactions of subsidiaries; $2.0 billion for subsidiary debt, $792 million related to a subsidiary leasing obligation for a new power generation project and $1.3 billion for guarantees supporting other agreements of subsidiaries. Dominion had also purchased $77 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $1.2 billion. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. While the majority of these guarantees do not have a termination date, Dominion may choose at any time to limit the applicability of such guarantees to future transactions. To the extent a liability, subject to a guarantee, has been incurred by a consolidated subsidiary, that liability is included in Dominion's Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees on behalf of its subsidiaries in the Consolidated Financial Statements, unless it becomes probable that Dominion will have to perform under the guarantees. No such liabilities have been recognized as of March 31, 2004. Dominion believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Note 12.      Credit Risk

Dominion's exposure to credit risk is concentrated primarily within its sales of gas and oil production and energy trading, marketing and commodity hedging activities. Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy trading, marketing and hedging activities include proprietary trading activities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. At March 31, 2004, gross credit exposure related to these transactions totaled $1.0 billion, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, Dominion's credit exposure is reduced to $990 million. Of this amount, investment grade counterparties represent 77% and no single counterparty exceeded 3%. As of March 31, 2004 and December 31, 2003, Dominion had margin deposit assets of $76 million and $157 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $14 million and $12 million, respectively.

Note 13.     Discontinued Operations - Telecommunications Operations

In March 2004, Dominion signed a definitive agreement to sell 100% of DTI to a subsidiary of Elantic Networks, Inc. The sale is expected to close in the second quarter of 2004 and is subject to review and approval by the Federal Communications Commission and regulators in eleven states. Dominion may realize a pre-tax loss of up to $30 million related to the sale.

Note 14.     Asset Valuation Adjustments

During the first quarter of 2004, Dominion recognized a $38 million ($23 million after-tax) impairment of retained interests from mortgage securitizations held by DCI, Dominion's financial services subsidiary, reflecting increased defaults and accelerated prepayments as a result of low interest rates.

Also during the first quarter of 2004, Dominion recognized an $18 million after-tax benefit resulting from a favorable valuation adjustment related to an agreement to sell a portion of its CNG International (CNGI) pipeline assets in Australia that are held for sale. The adjustment to the assets' carrying amount reflects Dominion's current evaluation of the assets' fair market value, less estimated costs to sell. The sale is expected to close in the second quarter of 2004.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15.     Employee Benefit Plans

The following table illustrates the components of the provision for net periodic benefit cost (credit) for Dominion's pension and other postretirement benefit plans:
	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2004	2003	2004	2003
	(millions)
Service cost	$24	$22	$16	$15
Interest cost	47	45	21	22
Expected return on plan assets	(84)	(80)	(11)	(9)
Amortization of prior service cost	1	--	--	--
Amortization of transition obligation	--	--	2	2
Amortization of net loss	14	5	5	5
Net periodic benefit cost (credit)	$ 2	$(8)	$33	$35

Employer Contributions

Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans during the first quarter of 2004. Dominion expects to contribute at least $51 million to its other postretirement benefit plans during the remainder of 2004. Under its funding policies, Dominion evaluates plan funding requirements annually, usually in the third quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, the amount of additional contributions to be made in 2004 will be determined at that time.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16.     Operating Segments

Dominion manages its operations through the following operating segments:

Dominion Generation includes the generation operations of Dominion's electric utility and merchant fleet.

Dominion Energy includes Dominion's electric transmission, natural gas transmission pipeline and storage businesses, certain natural gas production, as well as energy trading and marketing activities (Clearinghouse) and producer services operations that include aggregation of gas supply and related wholesale activities.

Dominion Delivery includes Dominion's regulated electric and gas distribution systems and customer service operations, as well as nonregulated retail energy marketing operations.

Dominion Exploration & Production includes Dominion's gas and oil exploration, development and production operations. Operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deepwater areas of the Gulf of Mexico, and Western Canada.

Corporate and Other includes the operations of DCI, Dominion Fiber Ventures LLC (DFV) and related telecommunications operations and Dominion's corporate, service company and other operations (including unallocated debt). In addition, the contribution to net income by Dominion's primary operating segments is determined based on a measure of profit that executive management believes represents the segments' core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment's performance or allocating resources among the segments. These specific items are instead reported in the Corporate and Other segment.

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Dominion Generation	Dominion Energy	Dominion Delivery	Dominion E&P	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
Three Months Ended March 31, 2004	(millions)
Operating revenue - external customers	$1,062	$752	$1,407	$466	$19	$173	$3,879
Operating revenue - intersegment	146	77	22	40	132	(417)	--
Net income (loss) 2003	144	69	166	129	(71)	--	437
Operating revenue - external customers	$1,144	$629	$1,185	$480	$36	$105	$3,579
Operating revenue - intersegment	34	142	17	44	162	(399)	--
Net income (loss)	111	173	159	106	(41)	--	508

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

Contents of MD&A

The reader will find the following information in this MD&A:

  Forward-Looking Statements
  Accounting Matters
  Dominion's Results of Operations
  Segment Results of Operations
  Selected Information - Energy Trading Activities
  Dominion's Sources and Uses of Cash
  Future Issues and Other Matters
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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2004, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: derivative contracts at fair value; goodwill and long-lived asset impairment testing; asset retirement obligations; employee benefit plans; regulated operations; gas and oil operations; and retained interests from securitizations.

FIN 46R

Dominion adopted FIN 46R for its interests in VIEs that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on Dominion's results of operations or financial position relating to this adoption. See Note 3 to the Consolidated Financial Statements for further discussion of FIN 46R.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion's Results of Operations

Following is a summary of contributions by its operating segments to net income for the quarter ended March 31, 2004 and 2003:
	Net Income		Diluted EPS
Three Months Ended March 31,	2004	2003	2004	2003
	(millions, except per share amounts)
Dominion Generation	$144	$111	$0.44	$0.36
Dominion Energy	69	173	0.21	0.56
Dominion Delivery	166	159	0.51	0.51
Dominion Exploration & Production	129	106	0.39	0.34
Primary operating segments	508	549	1.55	1.77
Corporate and Other	(71)	(41)	(0.21)	(0.13)
Consolidated	$437	$508	$1.34	$1.64

Overview

Dominion earned $1.34 per diluted share on net income of $437 million; a decrease of $0.30 per diluted share and $71 million. The per share decrease includes approximately $0.08 of share dilution, reflecting an increase in the average number of common shares outstanding during the first quarter of 2004, as compared to the first quarter of 2003.

The combined net income contribution of Dominion's primary operating segments decreased $41 million in the first quarter of 2004. This decrease reflects a lower contribution from energy trading and marketing activities primarily resulting from comparatively lower price volatility on natural gas option positions and unfavorable price changes on derivative contracts.

In addition to the lower contribution by the operating segments in 2004, the consolidated results exclude the net benefit of significant specific items recognized in 2003 that did not recur in 2004. These items were reported in the Corporate and Other segment, and included:

  $113 million net after-tax gain representing the cumulative effect of adopting two new accounting standards (SFAS No. 143 - a $180 million after-tax gain and EITF 02-3 - a $67 million after-tax loss); partially offset by

  $17 million of after-tax severance costs for workforce reductions; and

  $59 million of after-tax costs incurred related to Dominion's investment in DFV.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion's results of operations.

	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Revenue
Regulated electric sales	$1,289	$1,248
Regulated gas sales	660	551
Nonregulated electric sales	339	332
Nonregulated gas sales	664	631
Gas transportation and storage	266	258
Gas and oil production	382	383
Other	279	176
Operating Expenses
Electric fuel and energy purchases, net	518	414
Purchased electric capacity	152	161
Purchased gas, net	1,097	795
Liquids, pipeline capacity and other purchases	170	81
Other operations and maintenance	581	665
Depreciation, depletion and amortization	317	295
Other taxes	154	154
Other income (expense)	55	(138)
Interest and related charges	240	240
Income tax expense	260	229
Loss from discontinued operations (net of tax)	(8)	(14)
Cumulative effect of changes in accounting principles (net of tax)	--	113

 An analysis of Dominion's results of operations for the first quarter of 2004 compared to the first quarter of 2003 follows:

Operating Revenue

Regulated electric sales revenue increased 3% to $1.3 billion, primarily reflecting the combined effects of:

  A $19 million decrease associated with milder weather; which was more than offset by

  A $12 million increase from customer growth associated with new customer connections; and

  A $55 million increase from higher fuel rate recoveries. Fuel rate recoveries were generally offset by a comparable increase in fuel expense and did not materially affect net income.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Regulated gas sales revenue increased 20% to $660 million, primarily reflecting the combined effects of:

  A $132 million increase due to increased rates for regulated gas distribution operations primarily related to the recovery of higher gas prices partially offset by a $38 million decrease associated with milder weather. This increase in regulated gas sales revenue was largely offset by a comparable increase in Purchased gas expense; and

  A $19 million increase in sales by gas transmission operations.

Nonregulated gas sales revenue increased 5% to $664 million, primarily reflecting:

  A $101 million increase in revenue from nonregulated retail operations, reflecting higher prices ($26 million) and higher volumes ($75 million); partially offset by

  A $22 million decrease in Clearinghouse gas sales revenue, net of applicable purchases, due to comparatively lower price volatility on natural gas option positions.

Gas and oil production revenue decreased less than 1% to $382 million primarily due to lower average realized prices for gas and oil and lower production, partially offset by $29 million of revenue recognized related to deliveries under a volumetric production payment transaction.

Other revenue increased 59% to $279 million, primarily due to a $54 million increase in coal sales revenue and a $42 million increase in sales of emissions credits. The increase in other revenue was largely offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense.

Operating Expenses and Other Items

Electric fuel and energy purchases expense increased 25% to $518 million, primarily reflecting:

  A $55 million increase related to regulated utility operations, associated with rate recovery in 2004 revenue; and

  A $35 million increase associated with nonregulated energy marketing operations, primarily resulting from higher volumes purchased.

Purchased electric capacity expense decreased 5% to $152 million, primarily resulting from the termination of a long-term power purchase contract in connection with the purchase of the related generating facility in November 2003.

Purchased gas expense increased 38% to $1.1 billion, primarily reflecting:

  A $89 million increase associated with regulated gas operations discussed above in Regulated gas sales revenue;

  An $80 million increase associated with higher purchases due to growth in nonregulated retail operations;

  An $86 million increase associated with producer services operations, reflecting higher volumes ($154 million), partially offset by lower prices ($68 million).

Liquids, pipeline capacity and other purchases expense increased 110% to $170 million, primarily reflecting a $51 million increase in the cost of coal purchased for resale and a $40 million increase in the cost of emission sales as discussed above in Other revenue.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other operations and maintenance expense decreased 13% to $581 million, primarily reflecting:

  A $16 million benefit, from the reduction of accrued expenses associated with Hurricane Isabel restoration activities;

  A $35 million benefit primarily due to favorable mark-to-market changes in fair value attributable to the time value of options that are designated as hedges of future sales from oil production;

  A $3 million benefit resulting from a first quarter 2004 settlement related to Dominion's claim in the Enron bankruptcy proceeding; and

  A $28 million charge recognized in 2003 related to severance costs for workforce reductions. No comparable charge was recognized during 2004.

Depreciation, depletion and amortization increased 7% to $317 million, primarily due to incremental depreciation expense resulting from property additions including the consolidation of certain VIEs as a result of adopting FIN 46R at December 31, 2003.

Other income increased to $55 million from a loss of $138 million in 2003, reflecting:

  An $18 million benefit resulting from a favorable adjustment to the carrying amount of a portion of CNGI's Australian pipeline assets based upon an agreement to sell;

  A $69 million decrease in net realized losses associated with nuclear decommissioning trust fund investments; and

  The impact of the following charges recognized in 2003 that did not recur in 2004:

  $57 million of costs associated with the acquisition of DFV senior notes during 2003; and

  $27 million for the reallocation of equity losses between Dominion and the minority interest owner of DFV during 2003.

Income taxes-Dominion's effective tax rate increased 0.8% to 36.8% for the first quarter of 2004. The increase primarily resulted from an increase in state income taxes.

Cumulative effect of changes in accounting principles-During the first quarter of 2003, Dominion was required to adopt two new accounting standards, resulting in a net after-tax gain of $113 million which included the following:

  A $180 million after-tax gain (SFAS No. 143); partially offset by

  A $67 million after-tax loss (EITF 02-3).

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Segment Results of Operations

Dominion Generation

Dominion Generation includes the generation operations of Dominion's electric utility and merchant fleet.
	Three Months Ended March 31,
	2004	2003
(millions, except EPS)
Net income contribution	$144	$111
EPS contribution	$0.44	$0.36
Electricity supplied (million mwhrs)	28	28

__________________
mwhrs = megawatt hours

Presented below are the key factors impacting Dominion Generation's operating results:
	2004 vs. 2003 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Millstone	$34	$0.11
Regulated electric sales:
Customer growth	5	0.02
Weather	(8)	(0.03)
Capacity expenses	7	0.02
Other	(5)	(0.02)
Share dilution	--	(0.02)
Change in net income contribution	$33	$0.08

Dominion Generation's net income contribution increased $33 million over the first quarter of 2003, primarily reflecting:

  A higher contribution from Millstone resulting from a decrease in realized losses on nuclear decommissioning trust investments and increased volumes due to a lower number of outage days, partially offset by lower realized prices;

  An increase in regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers, offset by comparably milder winter weather; and

  Reduced purchased power capacity expenses primarily due to the termination of a long-term power purchase contract in connection with the purchase of the related generating facility in November 2003.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Energy

Dominion Energy includes Dominion's electric transmission, natural gas transmission pipeline and storage businesses, certain natural gas production, energy trading and marketing, and producer services which includes aggregation of gas supply and related wholesale operations.

	Three Months Ended March 31,
	2004	2003
(millions, except EPS)
Net income contribution	$69	$173
EPS contribution	$0.21	$0.56
Gas transmission throughput (bcf)	316	267

__________________
bcf = billion cubic feet

Presented below are the key factors impacting Dominion Energy's operating results:
	2004 vs. 2003 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Energy trading and marketing	$ (98)	$(0.32)
Cove Point	3	0.01
Electric transmission margins	(5)	(0.02)
Other	(4)	(0.01)
Share dilution	--	(0.01)
Change in net income contribution	$(104)	$(0.35)

Dominion Energy's net income contribution decreased $104 million over the first quarter of 2003, primarily reflecting:

  A lower contribution from energy trading and marketing activities, due to comparatively lower price volatility on natural gas option positions and unfavorable price changes on derivative contracts;

  Lower electric transmission margins primarily due to decreased wheeling revenue; partially offset by

  Higher contribution from Cove Point liquefied natural gas facility due to a full quarter of operations after reactivation of the import facility in the third quarter of 2003.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Delivery

Dominion Delivery includes Dominion's electric and gas distribution and customer service business, as well as retail energy marketing operations.
	Three Months Ended March 31,
	2004	2003
(millions, except EPS)
Net income contribution	$166	$159
EPS contribution	$0.51	$0.51
Electricity delivered (million mwhrs)	20	20
Gas throughput (bcf)	158	166

Presented below are the key factors impacting Dominion Delivery's operating results:

	2004 vs. 2003 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Customer growth	$ 2	$0.01
Weather	(11)	(0.03)
Other	16	0.05
Share dilution	--	(0.03)
Change in net income contribution	$ 7	$ 0.0

Dominion Delivery's net income contribution increased $7 million over 2003, primarily reflecting:

  Customer growth in the electric and gas franchise service area, primarily reflecting new residential electric customers;
  A decrease in the contribution from regulated electric and gas operations due to comparably milder winter weather and
  An increase in other margins due to a higher contribution from nonregulated retail energy marketing operations primarily reflecting an increase in customer accounts and decreased purchased gas prices.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Exploration & Production

Dominion Exploration & Production manages Dominion's gas and oil exploration, development and production business.
	Three Months Ended March 31,
	2004	2003
(millions, except EPS)
Net income contribution	$129	$106
EPS contribution	$0.39	$0.34
Gas production (bcf)	94	96
Oil production (million bbls)	2.1	2.2
Average realized prices with hedging results(1)
Gas (per mcf) (2)	$4.01	$4.11
Oil (per bbl)	24.68	25.78
Average realized prices without hedging results
Gas (per mcf) (2)	5.28	5.87
Oil (per bbl)	33.03	32.96
DD&A (unit of production rate per mcfe)	$1.23	$1.14

_____________________
bbl = barrel
mcf = thousand cubic feet
mcfe = thousand cubic feet equivalent

(1) Excludes the effects of the economic hedges discussed under Selected Information-Energy Trading Activities.

(2) Excludes $29 million of revenue recognized in the first quarter of 2004 under the volumetric production payment (VPP) agreement described in Note 12 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

Presented below are the key factors impacting Dominion Exploration & Production's operating results:
	2004 vs. 2003 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
VPP revenue	$18	$0.06
Gas and oil 3/4 production	(10)	(0.03)
Gas and oil 3/4 prices	(4)	(0.01)
Operations and maintenance	29	0.09
DD&A 3/4 rate	(5)	(0.02)
Other	(5)	(0.02)
Share dilution	--	(0.02)
Change in net income contribution	$23	$0.05

Dominion Exploration & Production's net income contribution increased $23 million over the first quarter of 2003, primarily reflecting:

  Recognition of previously deferred revenue in connection with deliveries under the VPP agreement;

  Lower gas production reflecting the sale of mineral rights under the VPP agreement, which was largely offset by increased Gulf of Mexico gas production;

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  Lower average realized prices for gas and oil;

  Lower operations and maintenance expenses, which decreased primarily due to favorable mark-to-market changes in fair value attributable to the time value of options that are designated as hedges of future sales from oil production;

  A higher rate for depreciation, depletion and amortization, primarily reflecting acquisitions, dispositions, and increased finding and development costs; and

  Lower oil production reflecting declines in Gulf of Mexico shelf and deepwater production.

Corporate and Other
	Three Months Ended March 31,
	2004	2003
(millions, except EPS)
Specific items attributable to operating segments	$ 5	$ 97
DCI operations	(26)	(6)
Telecommunication operations(1)	(8)	(63)
Other corporate operations	(42)	(69)
Total net expense	$(71)	$(41)
Earnings per share impact	$(0.21)	$(0.13)

________________
(1) $8 million and $14 million are classified as discontinued operations in 2004 and 2003, respectively.

Specific Items Attributable to Operating Segments 3/4 2004

During the first quarter of 2004, Dominion reported in the Corporate and Other segment the following items attributable to its operating segments:

  A $16 million ($10 million after-tax) benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities, attributable to Dominion Delivery;

  A $12 million ($7 million after-tax) charge related to an agreement to settle a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor, attributable to Dominion Energy; and

  A $3 million ($2 million after-tax) benefit resulting from a first quarter 2004 settlement related to Dominion's claim in the Enron bankruptcy proceeding attributable to Dominion Energy.

Specific Items Attributable to Operating Segments 3/4 2003

During the first quarter of 2003, Dominion reported in the Corporate and Other segment the following items attributable to its operating segments:

  $113 million net after-tax gain representing the cumulative effect of adopting two accounting principles, including:

  SFAS No. 143: a $180 million after-tax gain attributable to: Dominion Generation ($188 million after-tax gain); Dominion Exploration & Production ($7 million after-tax loss); and Dominion Delivery ($1 million after-tax loss); and

  EITF 02-3: a $67 million after-tax loss attributable to Dominion Energy; and

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  $28 million ($16 million after-tax) of severance costs for workforce reductions during the first quarter of 2003, attributable to:

  Dominion Generation ($8 million after-tax);

  Dominion Energy ($2 million after-tax);

  Dominion Delivery ($4 million after-tax);

  Dominion Exploration & Production ($1 million after-tax); and

  Corporate and other ($1 million after-tax).

DCI Operations

DCI recognized a net loss during the first quarter of 2004, resulting primarily from the recognition of the following:

  $38 million ($23 million after-tax) impairment of retained interests from securitizations; and

  $3 million after-tax loss recognized in connection with the sale of certain assets of a DCI subsidiary.

Telecommunications Operations

Dominion's loss from its telecommunications business decreased $55 million to $8 million in 2004, primarily due to the impact in 2003 of the following items:

  $57 million ($35 million after-tax) for costs associated with the acquisition of DFV senior notes;

  $27 million ($14 million after-tax) for the reallocation of equity losses between Dominion and the minority interest owner of DFV; and

  $33 million ($20 million after-tax) related to the impairment of certain DFV assets resulting from a change in business plan affecting those assets; partially offset by the allocation of $17 million of losses ($10 million after-tax) to the minority interest owner.

Other Corporate Operations

The net loss associated with other corporate operations for 2004 decreased by $27 million as compared to 2004, primarily reflecting an $18 million after-tax benefit resulting from a favorable adjustment to the carrying amount of a portion of CNGI's Australian pipeline assets based upon an agreement to sell.

Selected Information-Energy Trading Activities

See Selected Information-Energy Trading Activities in MD&A included in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of the energy trading, hedging and arbitrage activities of the Clearinghouse and related accounting policies. For additional discussion of trading activities, see Market Rate Sensitive Instruments and Risk Management in Item 3.

The Clearinghouse holds a portfolio of financial derivative instruments to manage Dominion's price risk associated with a portion of its anticipated sales of 2004 natural gas production that had not been considered in the hedging activities of the Dominion Exploration & Production segment (economic hedges). For the quarter ended March 31, 2004, Dominion Energy recognized a pre-tax net loss of $30 million on the economic hedges. It is anticipated that Dominion Exploration & Production will sell sufficient volumes of natural gas in 2004 at market prices, which, when combined with the settlement of the economic hedges, will result in a range of prices for those sales contemplated by the risk management strategy.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

A summary of the changes in the unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges, during the three months ended March 31, 2004 follows:
Amount (millions)
Net unrealized gain at December 31, 2003	$33
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Contracts realized or otherwise settled during the period	44
Other changes in fair value	(43)
Net unrealized gain at March 31, 2004	$34

The balance of net unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges at March 31, 2004, is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	In Excess of 5 years	Total
	(millions)
Actively quoted (1)	$(34)	$24	$ 5	--	--	$(5)
Other external sources (2)	--	27	10	$2	--	39
Models and other valuation methods (3)	--	--	--	--	--	--
Total	$(34)	$51	$15	$2	--	$34

______________________________________________
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

Dominion's Sources and Uses of Cash

Dominion and its subsidiaries depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by the cash provided by operating activities are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of securities and additional long-term financing.

Cash Provided By Operations

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows from operating activities were $969 million and $882 million for the first quarters of 2004 and 2003, respectively. Dominion's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow current shareholder dividend levels.

Dominion's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flow. See the discussion of such factors in Cash Provided By Operations in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Used In Investing Activities

During the first quarter of 2004, investing activities resulted in a net cash outflow of $569 million, reflecting the following primary investing activities:

  capital expenditures of $255 million for the construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;

  capital expenditures of $284 million for the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

  $63 million for the purchase of securities and $46 million for the sale of securities, primarily related to investments held in nuclear decommissioning trusts; and

  $38 million in net advances related to a generation project under construction in Pennsylvania. The project, when completed, will be leased to Dominion.

Cash Used In Financing Activities

The Dominion Companies rely on bank and capital markets as a significant source of funding for capital requirements not satisfied by cash provided by the companies' operations. As discussed further in the Credit Ratings and Debt Covenants section below, the Dominion Companies' ability to borrow funds or issue securities and the return demanded by investors are affected by the issuing company's credit ratings. In addition, the raising of external capital is subject to certain regulatory approvals, including authorization by the SEC and, in the case of Virginia Power, the Virginia State Corporation Commission (Virginia Commission).

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows used in financing activities were $270 million for the first quarter of 2004. The Dominion Companies issued long-term debt and common stock totaling approximately $368 million during the first quarter of 2004. The proceeds were primarily used to repay other debt.

Credit Facilities and Short-Term Debt

The Dominion Companies use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. At March 31, 2004, the Dominion Companies had committed lines of credit totaling $3.0 billion. Although there were no loans outstanding, these lines of credit support commercial paper borrowings and letter of credit issuances. At March 31, 2004, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
364-day revolving credit facility	$1,250
Three-year revolving credit facility	750
Total joint credit facilities(1)	2,000	$1,530	$148	$322
CNG credit facility(2)	1,000	--	825	175
Totals	$3,000	$1,530	$973	$497

__________________________

(1) The joint credit facilities support borrowings by the Dominion Companies. The 364-day revolving credit facility was executed in May 2003 and terminates in May 2004. The three-year revolving credit facility was executed in May 2002 and terminates in May 2005. Dominion expects to renew the 364-day revolving credit facility prior to its maturity in May 2004.

(2) The credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was executed in August 2003 and terminates in August 2004. CNG expects to renew the $1 billion 364-day revolving credit facility prior to its maturity in August 2004.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In January 2004, CNG entered into a $200 million letter of credit agreement to support the issuance of a letter of credit to provide collateral required by a counterparty on derivative financial contracts used by CNG in its risk management strategies for its gas and oil production. The agreement terminates in May 2004 and is not expected to be renewed. At March 31, 2004, outstanding letters of credit under this agreement totaled $200 million.

Long-Term Debt

During the first quarter of 2004, Dominion Resources, Inc. issued the following long-term debt:

Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$200	5.20%	2016	Dominion Resources, Inc.
Senior notes	100	Variable	2006	Dominion Resources, Inc.
Total	$300

Dominion Resources, Inc. and its subsidiaries repaid $528 million of long-term debt during the first quarter of 2004.

Common Stock

During the first quarter of 2004, Dominion received proceeds of $68 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

Amounts Available under Shelf Registrations

At March 31, 2004, Dominion Resources, Inc., Virginia Power, and CNG had approximately $2.4 billion, $670 million, and $1.3 billion, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

Credit Ratings and Debt Covenants

In the Credit Ratings and Debt Covenants sections of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion discussed the use of capital markets by the Dominion Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, these sections of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of March 31, 2004, there have been no changes in the Dominion Companies' credit ratings nor changes to or events of default under Dominion's debt covenants.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Credit Risk

Dominion's exposure to potential concentrations of credit risk results primarily from its energy trading, marketing and hedging activities and sales of gas and oil production. Presented below is a summary of Dominion's gross and net credit exposure as of March 31, 2004 for these activities. Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Credit Exposure before Credit Collateral	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$ 473	$ 4	$469
Non-investment grade(2)	39	7	32
No external ratings:
Internally rated - investment grade(3)	296	--	296
Internally rated - non-investment grade(4)	193	--	193
Total	$1,001	$11	$990

_______________________

(1) Designations as investment grade are based on minimum credit ratings assigned by Moody's and Standard & Poor's. The five largest counterparty exposures, combined, for this category represented approximately 14% of the total gross credit exposure.

(2)  The five largest counterparty exposures, combined, for this category represented approximately 2% of the total gross credit exposure.

(3)  The five largest counterparty exposures, combined, for this category represented approximately 18% of the total gross credit exposure.

(4)  The five largest counterparty exposures, combined, for this category represented approximately 6% of the total gross credit exposure.

Future Cash Payments For Contractual Obligations

As of March 31, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Off-Balance Sheet Arrangements

Leasing Arrangements

At March 31, 2004, Dominion was party to an agreement with a voting interest entity (lessor) in order to construct and lease a new power generation project in Pennsylvania. Project costs totaled $792 million at March 31, 2004, of which $712 million was advanced to the lessor by Dominion. During April 2004, an operating lease was executed with the lessor and the first tranche of financing was received on the project in the amount of $600 million. Dominion received a reimbursement of $565 million, reducing its net advances to the lessor to $147 million. Dominion expects to be reimbursed for the remaining net advances to the lessor in the third quarter of 2004. This project is expected to be completed in 2004 and will result in estimated annual lease commitments of $52 million.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

Status of Electric Deregulation in Virginia

In April 2004, the Governor of Virginia signed into law amendments to the Virginia Electric Utility Restructuring Act (Virginia Restructuring Act) and the Virginia fuel factor statute. The amendments extend capped base rates by three and one-half years, to December 31, 2010, unless modified or terminated earlier under the Virginia Restructuring Act. In addition to extending capped rates, the amendments:

  Lock in Dominion's fuel factor provisions until the earlier of July 1, 2007 or the termination of capped rates;

  Provide for a one-time adjustment of Dominion's fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier under the Virginia Restructuring Act), with no adjustment for previously incurred over-recovery or under-recovery, and thus eliminates deferred fuel accounting for the Virginia jurisdiction; and

  End wires charges on the earlier of July 1, 2007 or the termination of capped rates, consistent with the Virginia Restructuring Act's original timetable.

Dominion may experience a positive economic impact to the extent that management can reduce its fuel factor-related costs for its electric utility generation-related operations. Conversely, the risk of fuel factor-related cost recovery shortfalls may also adversely impact its cost structure during the transition period and Dominion could realize the negative economic impact of any such adverse event. Dominion will recognize an estimated $23 million after-tax charge during the second quarter of 2004 for 2004 fuel expenses incurred through April 14, 2004 that are no longer recoverable under the new law. In addition to managing the cost of its generation-related operations, Dominion may also seek opportunities to sell available electric energy and capacity to customers beyond its electric utility service territory.

The Virginia Restructuring Act amendments also allow large commercial and industrial customers, and aggregated customers in all rates classes, to avoid paying wires charges by agreeing to purchase energy at market-based costs if they return to the utility after taking service from a competitive service provider. The wires charge exemption program is limited to 1,000 Mw of load in the first 18 months of the program, and thereafter as set by the Virginia Commission. In addition, customers purchasing energy from competitive service providers may avoid minimum stay obligations by agreeing to purchase energy at market-based costs if they return to the utility. These provisions are subject to the utility having become a member of a regional transmission organization after Virginia Commission approval.

Retail Access Pilot Programs

In April 2004, Dominion filed proposed modifications to its retail access pilot programs. Dominion proposed to increase the wires charge reduction offered to pilot participants. For 2004, the proposed reduction is equal to the participant's 2004 wires charges. In subsequent years, the proposed wires charge reductions will be equal to the lower of the 2004 wires charge or the current year's wires charge. Dominion also proposed other modifications that are intended to make the pilots more attractive to competitive service providers. The pilots are expected to proceed later in 2004 pending Virginia Commission approval of the proposed modifications.

Also in April 2004, in conjunction with its proposed pilot modifications, Dominion sought Federal Energy Regulatory Commission (FERC) approval for Dominion to provide optional backup supply service to competitive service providers supplying participants in the pilot programs in Virginia. The filing is intended to address competitive service providers' concerns with the availability of transmission capacity to move energy into Virginia. The backup supply service would allow competitive service providers to continue to serve their customers in Dominion's service area in Virginia during periods of supply interruption. This is a proposed interim solution until Dominion is integrated into PJM.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

North Carolina Base Rates

Following a request by the North Carolina Public Staff, the North Carolina Utilities Commission (North Carolina Commission) commenced an investigation in April 2004 into Dominion's North Carolina base rates and has ordered Dominion to file a general rate case by July 16, 2004. Dominion believes its rates are reasonable; however, Dominion cannot predict the outcome of this matter at this time.

Regional Transmission Organization (RTO)

As previously reported, Dominion and PJM Interconnection, LLC (PJM) entered into an agreement that provides, subject to regulatory approval and certain provisions, Dominion will become a member of PJM, transfer functional control of its electric transmission facilities to PJM for inclusion in a new PJM South Region and integrate its control area into the PJM energy markets. The agreement also allocates costs of implementation of the agreement among the parties.

In June 2003, Dominion made a filing as required by the Virginia Restructuring Act requesting authorization from the Virginia Commission to become a member of PJM on November 1, 2004. Hearings on Dominion's application are scheduled to begin in October 2004. In April 2004, Dominion filed an application to join PJM with the North Carolina Commission and intends to file an application with FERC in May 2004.

Dominion has incurred and will continue to incur integration and operating costs associated with joining an RTO. Dominion has deferred certain of these costs for future recovery and will be seeking regulatory approval to defer the balance of such costs.

Greenbrier Pipeline

In April 2004, FERC granted Greenbrier Pipeline Company, LLC's (Greenbrier) request for a two-year extension of the time within which Greenbrier may construct and operate the Greenbrier Pipeline. Greenbrier had received final FERC approval for the pipeline in April 2003. The Greenbrier Pipeline is proposed to originate in Kanawha County, West Virginia and extend through southwest Virginia to Granville County, North Carolina.

Restructuring of Contract with Non-Utility Generating Facility

In March 2004, Dominion reached an agreement, pending regulatory approvals, to terminate a long-term power purchase contract and purchase the related generating facility used by a non-utility generator to provide electricity to Dominion for an aggregate purchase price of approximately $174 million. Dominion does not anticipate a material impact on its results of operations upon closing of the transaction, which is expected to occur in the third quarter of 2004. The transaction is part of an ongoing program that seeks to achieve competitive cost structures at Dominion's power generating business.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Risk Factors and Cautionary Statements That May Affect Future Results

Factors that may cause actual results to differ materially from those indicated in any forward-looking statement include weather conditions; governmental regulations; cost of environmental compliance; inherent risk in the operation of nuclear facilities; fluctuations in energy-related commodities prices and the effect these could have on Dominion's earnings, liquidity position and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including price risk due to marketable securities held as investments in trusts and benefit plans; fluctuations in interest rates; changes in rating agency requirements and ratings; changes in accounting standards; collective bargaining agreements and labor negotiations; the risks of operating businesses in regulated industries that are becoming deregulated; the transfer of control over electric transmission facilities to a regional transmission organization; political and economic conditions (including inflation and deflation); and completing the divestiture of investments held by DCI, CNGI and DFV. Other more specific risk factors are as follows:

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

Dominion is subject to complex governmental regulation that could adversely affect its operations. Dominion's operations are subject to extensive federal, state and local regulation and may require numerous permits, approvals and certificates from various governmental agencies. Dominion must also comply with environmental legislation and associated regulations. Management believes the necessary approvals have been obtained for Dominion's existing operations and that its business is conducted in accordance with applicable laws. However, new laws or regulations, or the revision or reinterpretation of existing laws or regulations, may require Dominion to incur additional expenses.

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

Dominion is exposed to cost-recovery shortfalls because of capped base rates and amendments to the fuel factor statute in effect in Virginia for its regulated electric utility. Under the Virginia Restructuring Act, as amended in April 2004, Dominion's base rates (excluding, generally, a fuel factor with limited adjustment provisions, and certain other allowable adjustments) remain unchanged until December 31, 2010 unless modified or terminated consistent with the Virginia Restructuring Act. Although the Virginia Restructuring Act allows for the recovery of certain generation-related costs during the capped rates period, Dominion remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, tax law changes, costs related to hurricanes or other weather events, inflation and increased capital costs. In addition under the 2004 amendments to the Virginia fuel factor statute, Dominion's current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates through Virginia Commission order. The amendments provide for a one-time adjustment of Dominion's fuel factor, effective July 1, 2007 through December 31, 2010, with no adjustment for previously incurred over-recovery or under-recovery, and thus eliminate deferred fuel accounting. As a result, Dominion is exposed to fuel price risk. This risk includes exposure to increased costs of fuel, including the energy portion of certain purchased power costs. See Future Issues and Other Matters - Status of Deregulation in Virginia in MD&A for additional information.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Under the Virginia Restructuring Act, the generation portion of Dominion's electric utility operations is open to competition and resulting uncertainty. Under the Virginia Restructuring Act, the generation portion of Dominion's electric utility operations in Virginia is open to competition and is no longer subject to cost-based regulation. To date, the competitive market has been slow to develop. Consequently, it is difficult to predict the pace at which the competitive environment will evolve and the extent to which Dominion will face increased competition and be able to operate profitably within this competitive environment.

Dominion's merchant power business is operating in a challenging market. The success of Dominion's merchant power business depends upon its ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover its operating costs. Depressed spot and forward wholesale power prices and excess capacity in the industry could result in lower than expected revenues in Dominion's merchant power business.

There are inherent risks in the operation of nuclear facilities. These risks include the cost of and Dominion's ability to maintain adequate reserves for decommissioning, plant maintenance costs, spent nuclear fuel disposal costs and exposure to potential liabilities and the threat of terrorism arising out of the operation of these facilities. Dominion maintains decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage.

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

Failure to complete the planned sale of Dominion's telecommunications business could result in financial losses. In March 2004, Dominion agreed to sell its telecommunications business to Elantic Networks, Inc. The sale is expected to be completed during the second quarter of 2004. If Dominion fails to sell its telecommunications business quickly, DTI risks the loss of current customers and key employees. DTI requires external sources of liquidity for its operating funds. Dominion has advanced, and may make limited additional advances of, operating funds to DTI. Given its current financial and operating position, it is unlikely that DTI would be able to secure funds from other sources, so it is dependent on continued funding from Dominion to sustain its operations. Any additional funds provided by Dominion may not be recovered from a sale of the telecommunications business. Until a sale occurs, Dominion's investment in the telecommunications business may continue to be adversely affected and could be subject to further impairment charges.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion's exploration and production business is dependent on factors that cannot be predicted or controlled. Factors that may affect Dominion's financial results include fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities, Dominion's ability to acquire additional land positions in competitive lease areas as well as inherent operational risks that could disrupt production. Dominion's liquidity may also be impacted by margin requirements that result from financial derivatives used to hedge future sales of gas and oil production and require the deposit of funds and other collateral with counterparties to cover the fair value of covered contracts in excess of agreed-upon credit limits. Short-term market declines in natural gas and oil prices may also result in the permanent write-down of Dominion's gas and oil properties as required by the full cost method of accounting. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. If net capitalized costs exceed the present value of estimated future net revenues based on hedge-adjusted period-end prices from the production of proved gas and oil reserves (the ceiling test), in a given country, at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

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

Changing rating agency requirements could negatively affect Dominion's growth and business strategy. As of March 31, 2004, Dominion's senior unsecured debt was rated BBB+, negative outlook, by Standard & Poor's and Baa1, stable outlook, by Moody's. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or modify its business plans in ways that may adversely affect its growth and earnings per share. A reduction in Dominion's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results.

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

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $37 million and $56 million in the fair value of Dominion's commodity-based financial derivative instruments held for trading purposes as of March 31, 2004 and December 31, 2003, respectively.

Commodity Price Risk-Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas, oil and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of Dominion's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10% unfavorable change in market prices of Dominion's non-trading commodity-based derivative commodity instruments would have resulted in a decrease in fair value of approximately $448 million and $424 million as of March 31, 2004 and December 31, 2003, respectively.

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

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

(Continued)

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at both March 31, 2004 and December 31, 2003, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $10 million.

In addition, Dominion, through subsidiaries, retains ownership of mortgage investments, including subordinated bonds and interest-only residual assets retained from securitizations of mortgage loans originated and purchased in prior years. Note 27 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003 discussed the impact of changes in value of these investments.

Foreign Currency Exchange Risk

Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its Consolidated Financial Statements. Dominion's management monitors this exposure and believes it is not material. In addition, Dominion manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, Dominion's exposure to foreign currency risk is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $16 million and $19 million in the fair value of currency forward contracts held by Dominion at March 31, 2004 and December 31, 2003, respectively.

Investment Price Risk

Dominion is subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. Dominion recognized a net realized gain (including investment income) of $10 million for the first quarter of 2004 and a net realized loss (net of investment income) of $10 million for the year ended December 31, 2003. Dominion recorded net unrealized gains on decommissioning trust investments to accumulated other comprehensive income of $15 million for the first quarter of 2004 and $263 million for the year ended December 31, 2003.

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

In June 2002, Wiley Fisher, Jr. and John Fisher filed a class action lawsuit against Virginia Power and Dominion Telecom, Inc. (Dominion Telecom) in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that Virginia Power and Dominion Telecom strung fiber-optic cable across their land, along a Virginia Power electric transmission corridor, without paying compensation. The Complaint seeks damages for trespass and "unjust enrichment," as well as punitive damages from the defendants. The named plaintiffs "represent a class . . . consisting of all owners of land in North Carolina and Virginia, other than public streets or highways, that underlies Virginia Power's electric transmission lines and on or in which fiber optic cable has been installed." The federal district court granted a motion to add additional plaintiffs, Harmon T. Tomlinson, Jr. and Linda D. Tomlinson. In August 2003, the federal district court issued an order granting the plaintiff's motion for class certification. The U.S. Court of Appeals for the Fourth Circuit denied the Dominion's petitions for interlocutory appeal on the class certification issue.

In April 2004, the parties entered into a settlement agreement that is subject to approval by the court in formal proceedings. Under the terms of the settlement, a fund of $20 million will be established by defendants to pay claims of current and former landowners as well as fees of lawyers for the class. Costs of notice to the class and administration of claims will be borne separately by defendants. The settlement agreement resulted in an after-tax charge of $7 million in the first quarter of 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion's Annual Shareholders Meeting was held on April 23, 2004 and the following Directors were elected to the Board of Directors for a one-year term or until next year's annual meeting.

Nominee	Votes For	Votes Withheld

Susan B. Allen	287,463,846	6,556,481
Peter W. Brown	288,774,952	5,234,375
Ronald J. Calise	287,598,985	6,421,342
Thos. E. Capps	286,466,841	7,553,486
George A. Davidson, Jr.	288,311,615	5,708,712
John W. Harris	288,933,380	5,086,947
Robert S. Jepson, Jr.	287,523,849	6,496,478
Benjamin J. Lambert, III	288,200,718	5,819,609
Richard L. Leatherwood	288,038,393	5,981,934
Margaret A. McKenna	287,305,806	6,714,521
Kenneth A. Randall	285,911,343	8,108,984
Frank S. Royal	286,655,162	7,365,165
S. Dallas Simmons	288,664,120	5,356,207
Robert H. Spilman	287,432,675	6,587,652
David A. Wollard	286,676,643	7,343,684

APPOINTMENT OF AUDITORS

The appointment of Deloitte & Touche LLP as Dominion's independent auditors for 2004 was ratified by shareholders as follows:

Votes For	Votes Against	Votes Abstained
286,006,251	4,986,748	3,027,328

SHAREHOLDER PROPOSAL

The result of the shareholder proposal to amend Dominion's by-laws to limit the annual compensation of officers is as follows:
Votes For	Votes Against	Votes Abstained	Broker Non-Votes
24,236,021	222,381,245	5,313,281	42,089,780

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
3.1	Articles of Incorporation as in effect August 9, 1999, as amended March 12, 2001 (Exhibit 3.1, Form 10-K for the year ended December 31, 2002, File No. 1-8489, incorporated by reference).
3.2	Bylaws as in effect on October 20, 2000 (Exhibit 3, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).
12	Ratio of earnings to fixed charges (filed herewith).
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32

Certification to the Securities and Exchange Commission by Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Condensed consolidated earnings statements (unaudited) (filed herewith).

(b) Reports on Form 8-K:

The following Current Report on Form 8-K was filed with the SEC:
1.

Dominion filed a report on Form 8-K on January 14, 2004, relating to the sale of $200,000,000 aggregate principal amount of Dominion's 2004 Series A 5.20% Senior Notes Due 2016 and $100,000,000 aggregate principal amount of Dominion's 2004 Series B Floating Rate Senior Notes Due 2006.

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
2.

Dominion furnished a report on Form 8-K on February 23, 2004, relating to its press release announcing an additional $44 million after-tax charge against its 2003 reported earnings to reflect the impaired value of its CNG International pipeline assets in Australia.

3.	Dominion furnished a report on Form 8-K on April 20, 2004, relating to its press release announcing unaudited earnings for the quarter ended March 31, 2004.
4.

Dominion furnished a report on Form 8-K on May 5, 2004, relating to its press release announcing an additional $7 million after-tax charge against first quarter 2004 earnings related to an agreement to settle a class action lawsuit involving a dispute over Dominion's rights to install fiber-optic cable along a portion of its electric transmission corridor.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant
May 5, 2004	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)