Form 10-Q
period 2004-06-30
DOMINION RESOURCES INC /VA/
filed 2004-08-04
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

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

At June 30, 2004, the latest practicable date for determination, 330,227,655 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions, except per share amounts)
Operating Revenue	$3,040	$2,630	$6,919	$6,209

Operating Expenses
Electric fuel and energy purchases, net	575	363	1,093	777
Purchased electric capacity	146	150	298	311
Purchased gas, net	525	390	1,622	1,185
Liquids, pipeline capacity and other purchases	220	126	390	207
Other operations and maintenance	553	607	1,134	1,272
Depreciation, depletion and amortization	319	304	636	599
Other taxes	122	113	276	267
Total operating expenses	2,460	2,053	5,449	4,618

Income from operations	580	577	1,470	1,591

Other income (expense)	44	53	99	(83)
Interest and related charges:
Interest expense - junior subordinated notes payable to affiliated trusts	26	--	55	--
Interest expense - other	200	213	407	422
Distributions - mandatorily redeemable trust preferred securities	--	28	--	55
Subsidiary preferred dividends	4	4	8	8
Total interest and related charges	230	245	470	485

Income before income taxes	394	385	1,099	1,023

Income tax expense	136	139	396	368
Income from continuing operations before cumulative effect of changes in accounting principles	258	246	703	655
Loss from discontinued operations (1)	(7)	(6)	(15)	(20)
Cumulative effect of changes in accounting principles (net of income taxes of $71)	--	--	--	113

Net income	$ 251	$ 240	$ 688	$ 748

Earnings Per Common Share - Basic
Income from continuing operations before cumulative effect of changes in accounting principles	$0.79	$0.78	$2.16	$2.10
Loss from discontinued operations	(0.03)	(0.02)	(0.05)	(0.06)
Cumulative effect of changes in accounting principles	--	--	--	0.36
Net income	$0.76	$0.76	$2.11	$2.40

Earnings Per Common Share - Diluted
Income from continuing operations before cumulative effect of changes in accounting principles	$0.79	$0.78	$2.15	$2.09
Loss from discontinued operations	(0.03)	(0.02)	(0.05)	(0.06)
Cumulative effect of changes in accounting principles	--	--	--	0.36
Net income	$0.76	$0.76	$2.10	$2.39

Dividends paid per common share	$0.645	$0.645	$1.29	$1.29

____________

(1) Net of income tax benefit of $4 million for the three and six months ended June 30, 2004, and $7 million and $25 million for the three and six months ended June 30, 2003.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
ASSETS	June 30, 2004	December 31, 2003(1)
	(millions)
Current Assets
Cash and cash equivalents	$ 83	$ 126
Customer accounts receivable (net of allowance of $44 in 2004 and $51 in 2003)	3,106	3,091
Other accounts receivable	317	828
Inventories	726	870
Derivative assets	1,646	1,436
Margin deposit assets	196	157
Prepayments	293	202
Other	611	471
Total current assets	6,978	7,181

Investments
Available for sale securities	349	413
Nuclear decommissioning trust funds	1,897	1,872
Investment in affiliates	403	400
Other	402	402
Total investments	3,051	3,087

Property, Plant and Equipment
Property, plant and equipment	38,078	37,107
Accumulated depreciation, depletion and amortization	(11,756)	(11,257)
Net property, plant and equipment	26,322	25,850

Deferred Charges and Other Assets
Goodwill, net	4,298	4,300
Regulatory assets	802	832
Prepaid pension cost	1,942	1,939
Derivative assets	726	402
Other	646	595
Total deferred charges and other assets	8,414	8,068
Total assets	$44,765	$44,186

____________

(1) The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2004	December 31, 2003(1)
	(millions)
Current Liabilities
Securities due within one year	$ 1,203	$ 1,252
Short-term debt	616	1,452
Accounts payable, trade	2,604	2,712
Accrued interest, payroll and taxes	518	619
Derivative liabilities	2,665	2,082
Other	832	750
Total current liabilities	8,438	8,867

Long-Term Debt
Long-term debt	14,013	14,336
Junior subordinated notes payable to affiliated trusts	1,466	1,440
Total long-term debt	15,479	15,776

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,835	4,563
Asset retirement obligations	1,681	1,651
Derivative liabilities	1,748	1,185
Regulatory liabilities	594	587
Other	1,157	762
Total deferred credits and other liabilities	10,015	8,748
Total liabilities	33,932	33,391

Commitments and Contingencies (see Note 14)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders' Equity
Common stock - no par(2)	10,281	10,052
Other paid-in capital	82	61
Retained earnings	1,320	1,054
Accumulated other comprehensive loss	(1,107)	(629)
Total common shareholders' equity	10,576	10,538
Total liabilities and shareholders' equity	$44,765	$44,186

____________

(1) The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

(2) 500 million shares authorized; 330 million shares outstanding at June 30, 2004 and 325 million shares outstanding at December 31, 2003.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2004	2003
	(millions)
Operating Activities
Net income	$688	$ 748
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles, net of income taxes	--	(113)
Net unrealized gains on energy-related derivatives held for trading purposes	(19)	(108)
Depreciation, depletion and amortization	699	671
Deferred income taxes and investment tax credits, net	352	239
Other adjustments for non-cash items	42	124
Changes in:
Accounts receivable	12	(207)
Inventories	143	22
Deferred fuel and purchased gas costs, net	45	(272)
Prepayments	(151)	126
Accounts payable, trade	(109)	188
Accrued interest, payroll and taxes	(79)	10
Margin deposit assets and liabilities	(33)	(158)
Other operating assets and liabilities	(54)	214
Net cash provided by operating activities	1,536	1,484

Investing Activities
Plant construction and other property additions	(588)	(1,055)
Additions to gas and oil properties, including acquisitions	(612)	(534)
Proceeds from sale of oil and gas properties	413	3
Release of escrow deposit for debt refunding	--	500
Purchase of Dominion Fiber Ventures senior notes	--	(633)
Proceeds from sale of loans and securities	246	323
Purchases of securities	(266)	(287)
Advances to lessor for project under construction	(81)	(227)
Reimbursement from lessor for project under construction	564	--
Other	93	(74)
Net cash used in investing activities	(231)	(1,984)

Financing Activities
Issuance of common stock	233	873
Issuance of long-term debt	300	2,200
Repayment of long-term debt	(620)	(1,248)
Repayment of short-term debt, net	(836)	(1,064)
Common stock dividend payments	(422)	(407)
Other	(3)	(12)
Net cash (used in) provided by financing activities	(1,348)	342

Decrease in cash and cash equivalents	(43)	(158)
Cash and cash equivalents at beginning of period	126	291
Cash and cash equivalents at end of period	$ 83	$ 133

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

Virginia Power is a regulated public utility that generates, transmits and distributes electricity within a 30,000-square-mile area in Virginia and northeastern North Carolina. Virginia Power serves approximately 2.2 million retail customer accounts, including governmental agencies, and wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power has trading relationships beyond the geographic limits of its retail service territory and buys and sells natural gas, electricity, and other energy-related commodities.

CNG operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customer accounts in Ohio, Pennsylvania and West Virginia and its nonregulated retail energy marketing businesses serve approximately 1.4 million residential and commercial customer accounts in the Northeast and Midwest. CNG operates an interstate gas transmission pipeline system in the Midwest, Mid-Atlantic states and the Northeast and a liquefied natural gas (LNG) import and storage facility in Maryland. Its producer services operations involve the aggregation of natural gas supply and related wholesale activities. CNG's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore.

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

Dominion manages its daily operations through four primary operating segments: Dominion Generation, Dominion Energy, Dominion Delivery and Dominion Exploration & Production. In addition, Dominion reports a Corporate and Other segment that includes the operations of DCI, Dominion's corporate, service company and other operations (including unallocated debt) and the net impact of Dominion's discontinued telecommunications operations that were sold in May 2004. Assets remain wholly owned by its legal subsidiaries.

The term "Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Note 2.    Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

The accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Dominion and all majority-owned subsidiaries, and those variable interest entities where Dominion is the primary beneficiary.

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

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and energy purchases and purchased gas expenses and other factors.

Certain amounts in the 2003 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

Stock Compensation

The following table illustrates the pro forma effect on net income and earnings per share (EPS) if Dominion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions, except EPS)
Net income, as reported	$251	$240	$688	$748
Add: actual stock-based compensation expense, net of tax	2	3	4	7
Deduct: pro forma stock-based compensation expense, net of tax	(5)	(11)	(10)	(22)
Net income, pro forma	$248	$232	$682	$733

Basic EPS - as reported	$0.76	$0.76	$2.11	$2.40
Basic EPS - pro forma	$0.76	$0.74	$2.09	$2.35

Diluted EPS - as reported	$0.76	$0.76	$2.10	$2.39
Diluted EPS - pro forma	$0.76	$0.73	$2.08	$2.34

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3.     Recently Adopted Accounting Standards

2004

FIN 46R

Dominion adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) for its interests in variable interest entities (VIEs) that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on Dominion's results of operations or financial position related to this adoption.

As described in Note 23 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion is a party to long-term contracts for purchases of electric generation capacity and energy from qualifying facilities and independent power producers. Certain variable pricing terms in some of these contracts cause them to be considered potential variable interests that require evaluation under the provisions of FIN 46R. If a power generator that holds one of these specific types of contracts is determined to be a VIE and Dominion is determined to be the primary beneficiary, Dominion would be required to consolidate the entity in its financial statements. Consolidation of one of these potential VIEs would primarily result in the addition of property, plant and equipment, long-term debt and minority interest to Dominion's balance sheet. The impact on Dominion's consolidated results of operations would be that purchased energy and capacity expenses attributable to the long-term contract with the VIE would be replaced by the VIE's operations, maintenance and interest expense, with the VIE's results of operations being reported as income attributable to a minority interest. Long-term debt of these potential VIEs, even if consolidated, would be nonrecourse to Dominion.

At March 31, 2004, Dominion had determined that its contracts with ten of these entities would require further analysis under FIN 46R. Since these entities were established and are legally owned by parties not affiliated with Dominion, Dominion submitted requests to these potential VIEs for the information necessary to perform the required assessments. In response to these requests, one of the potential VIE supplier entities provided some of the requested information. Using this information, Dominion has completed its analysis, the results of which indicate that Dominion is not the primary beneficiary of this supplier entity under FIN 46R. The Emerging Issues Task Force (EITF) has added a project to its agenda to consider what variability should be considered when determining whether an interest is a variable interest. This EITF project or other efforts to further interpret FIN 46R could require a reassessment of this information.

Because the requested information has not been provided by the other nine potential VIEs, Dominion is unable to apply FIN 46R to its interests in those entities. Dominion will continue efforts to obtain the information and, if it is received in the future, will evaluate these contracts under the provisions of FIN 46R at that time.

Dominion has remaining purchase commitments under contracts with these ten potential VIEs of $4.6 billion at June 30, 2004. Dominion purchased $157 million and $144 million of electric generation capacity and energy from these entities in the quarters ended June 30, 2004 and 2003, respectively, and $331 million and $328 million in the six month periods ended June 30, 2004 and 2003, respectively. Dominion's exposure to losses from its involvement with these entities cannot be determined since losses, if any, would be represented by either: 1) the difference between (a) the amount payable by Dominion for energy and capacity under the long-term contract and (b) amounts recoverable through regulated electric sales or wholesale market transactions; or 2) if the potential VIE supplier fails to perform, any amount paid by Dominion to obtain replacement energy and capacity in excess of the amounts otherwise payable under the long-term contract with the potential VIE supplier entity.

As described more fully in Note 3 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion adopted FIN 46R for its interests in special purpose entities on December 31, 2003.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

EITF 02-3

On January 1, 2003, Dominion adopted EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, that rescinded EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The implementation of EITF 02-3 resulted in the discontinuance of fair value accounting for non-derivative energy-related contracts held for trading purposes. Upon adoption, Dominion recognized an after-tax loss of $67 million as the cumulative effect of this change in accounting principle.

EITF 03-11

Dominion adopted EITF Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3, on October 1, 2003. EITF 03-11 addresses classification of income statement related amounts for derivative contracts. Income statement amounts related to periods prior to October 1, 2003 are presented as originally reported.

Note 4.     Classification of Oil and Gas Drilling Rights

Companies with oil and gas exploration and production operations have become aware that a question has arisen about whether oil and gas drilling rights should be classified as intangible assets rather than tangible assets on the balance sheet. In July 2004, the FASB issued a proposed staff position to clarify that an exception outlined in SFAS No. 142, Goodwill and Other Intangible Assets, includes the balance sheet classification of drilling and mineral rights of oil and gas producing entities. Under FASB's proposal, Dominion would continue to present its oil and gas drilling rights ($4.3 billion at June 30, 2004) as tangible assets.

Note 5.     Recently Issued Accounting Standards

EITF 03-1

In March 2004, the FASB ratified the consensus reached by the EITF on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for evaluating whether certain investments in debt and equity securities are other-than-temporarily impaired and is effective for fiscal periods beginning after June 30, 2004. Dominion does not expect a material impact on its Consolidated Financial Statements from the initial application of this new guidance.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6.     Electric Deregulation in Virginia

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

  Provide for a one-time adjustment of Dominion's fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier under the Virginia Restructuring Act), with no adjustment for previously incurred over-recovery or under-recovery, thus eliminating deferred fuel accounting for the Virginia jurisdiction; and

  End wires charges on the earlier of July 1, 2007 or the termination of capped rates, consistent with the Virginia Restructuring Act's original timetable.

In the second quarter of 2004, Dominion recognized a $23 million after-tax charge for 2004 fuel expenses incurred through April 14, 2004 that are no longer recoverable under the new law.

Note 7.     Volumetric Production Payment (VPP) Transaction

In May 2004, Dominion received $413 million in cash for the sale of a fixed-term overriding royalty interest in certain of its natural gas reserves for the period May 2004 through April 2008. The sale reduced Dominion's proved natural gas reserves by approximately 83 billion cubic feet (bcf). While Dominion is obligated under the agreement to deliver to the purchaser its portion of future natural gas production from the properties, it retains control of the properties and rights to future development drilling. If production from the properties is inadequate to deliver approximately 83 bcf of natural gas scheduled for delivery to the purchaser, Dominion has no obligation to make up the shortfall. Cash proceeds received from this VPP transaction were recorded as deferred revenue. Dominion will recognize revenue from the transaction as natural gas is produced and delivered to the purchaser. Dominion previously entered into a VPP transaction in 2003 for approximately 66 bcf for the period August 2003 through August 2007.

Note 8.     Operating Revenue

Dominion's operating revenue consists of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenue	(millions)
Regulated electric sales	$1,267	$1,111	$2,556	$2,359
Regulated gas sales	183	180	843	731
Nonregulated electric sales	263	266	602	599
Nonregulated gas sales	439	326	1,103	957
Gas transportation and storage	162	142	428	400
Gas and oil production	399	377	781	759
Other	327	228	606	404
Total operating revenue	$3,040	$2,630	$6,919	$6,209

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted earnings per share (EPS):
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions, except EPS)
Income from continuing operations before cumulative effect of changes in accounting principles	$258	$246	$703	$655
Loss from discontinued operations	(7)	(6)	(15)	(20)
Cumulative effect of changes in accounting principles	--	--	--	113
Net income	$251	$240	$688	$748

Basic EPS
Average shares of common stock outstanding - basic	327.0	314.4	326.0	311.5
Income from continuing operations before cumulative effect of changes in accounting principles	$0.79	$0.78	$2.16	$2.10
Loss from discontinued operations	(0.03)	(0.02)	(0.05)	(0.06)
Cumulative effect of changes in accounting principles	--	--	--	0.36
Net income	$0.76	$0.76	$2.11	$2.40

Diluted EPS
Average shares of common stock outstanding	327.0	314.4	326.0	311.5
Net effect of dilutive stock options	1.4	1.5	1.5	1.3
Average shares of common stock outstanding - diluted	328.4	315.9	327.5	312.8
Income from continuing operations before cumulative effect of changes in accounting principles	$0.79	$0.78	$2.15	$2.09
Loss from discontinued operations	(0.03)	(0.02)	(0.05)	(0.06)
Cumulative effect of changes in accounting principles	--	--	--	0.36
Net income	$0.76	$0.76	$2.10	$2.39

Stock options to purchase 3.7 million and 9.3 million common shares for the three months ended June 30, 2004 and 2003, respectively, and 3.7 million and 14.4 million common shares for the six months ended June 30, 2004 and 2003, respectively, were not included in the respective period's calculation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

See Note 13 for information regarding senior notes that are convertible into Dominion common shares under certain conditions. Since none of the conditions have been met, the shares that would be issued upon conversion have not been included in the calculation of diluted EPS.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10.     Comprehensive Income

The following table presents total comprehensive income:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Net income	$251	$240	$688	$748
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(98)	(175)	(434)	(445)
Other(1)	(64)	91	(44)	140
Other comprehensive loss	(162)	(84)	(478)	(305)
Total comprehensive income	$ 89	$156	$210	$443

________________

(1) Primarily represents the impact of unrealized gains and losses on investments held in decommissioning trusts and foreign currency translation adjustments.

Note 11.     Hedge Accounting Activities

Dominion is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related commodities marketed and purchased as well as currency exchange and interest rate risks of its business operations. Dominion uses derivative instruments to mitigate its exposure to these risks and designates derivative instruments as fair value or cash flow hedges for accounting purposes. Selected information about Dominion's hedge accounting activities follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:	(millions)
Fair value hedges	$1	$ 1	$4	$3
Cash flow hedges	4	(8)	2	(3)
Net ineffectiveness	$5	$(7)	$6	$ -

Portion of gains (losses) on hedging instruments excluded from measurement of effectiveness and included in net income:
Fair value hedges (1)	$(3)	--	$(3)	--
Cash flow hedges (2)	40	$3	76	$ 8
Total	$37	$3	$73	$ 8

(1) Amounts relate to changes in the difference between spot prices and forward prices.
(2) Amounts relate to changes in options' time value.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive loss in the Consolidated Balance Sheet at June 30, 2004:

	Accumulated Other Comprehensive (Loss) Income, After-Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months, After-Tax	Maximum Term
	(millions)
Commodities:
Gas	$ (755)	$(379)	44 months
Oil	(206)	(95)	42 months
Electricity	(251)	(150)	42 months
Interest rate	(27)	(3)	264 months
Foreign currency	33	8	41 months
Total	$(1,206)	$(619)

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

Note 12.     Ceiling Test

Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves, assuming period-end hedge-adjusted prices. Approximately 15% of Dominion's anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of June 30, 2004.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13.     Significant Financing Transactions

Credit Facilities and Short-Term Debt

Dominion, Virginia Power and CNG (collectively the Dominion Companies) use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. At June 30, 2004, the Dominion Companies had committed credit facilities totaling $3.25 billion. Although there were no loans outstanding, these credit facilities support commercial paper borrowings and letter of credit issuances. At June 30, 2004, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
Three-year revolving credit facility(1)	$1,500
Three-year revolving credit facility(2)	750
Total joint credit facilities	2,250	$610	$ 478	$1,162
364-day CNG credit facility(3)	1,000	--	700	300
Totals	$3,250	$610	$1,178	$1,462

__________________________

(1) The $1.5 billion three-year revolving credit facility was entered into in May 2004 and terminates in May 2007. This credit facility can also be used to support up to $500 million of letters of credit.
(2) The $750 million three-year revolving credit facility was entered into in May 2002 and terminates in May 2005. This credit facility can also be used to support up to $200 million of letters of credit.
(3) The $1 billion 364-day credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was entered into in August 2003 and terminates in August 2004 and is expected to be renewed prior to its maturity.

In June 2004, CNG entered into a $300 million letter of credit agreement that terminates in August 2004 and a $100 million letter of credit agreement that terminates in June 2007. These agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by CNG in its risk management strategies for gas and oil production. At June 30, 2004, outstanding letters of credit under these agreements totaled $300 million.

Long-Term Debt

During the six months ended June 30, 2004, Dominion Resources, Inc. issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$200	5.20%	2016	Dominion Resources, Inc.
Senior notes	100	Variable	2006	Dominion Resources, Inc.
Total	$300

Dominion Resources, Inc. and its subsidiaries repaid $620 million of long-term debt during the six months ended June 30, 2004.

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

  the senior notes are called for redemption by Dominion (the senior notes become redeemable at any time on or after December 20, 2006 with appropriate notice provisions);

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

Holders have the right to require Dominion to purchase their senior notes in cash at 100% of the principal plus accrued interest on December 15, 2006, December 15, 2008, December 15, 2013 or December 15, 2018, or if Dominion undergoes certain fundamental changes, such as a person becoming the beneficial owner of common equity representing more than 50% of the voting power of Dominion's common equity.

Issuance of Common Stock

During the six months ended June 30, 2004, Dominion received proceeds of $233 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

Note 14.     Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 23 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, or Note 11 to the Consolidated Financial Statements in Dominion's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, nor have any significant new matters arisen during the quarter ended June 30, 2004.

Litigation

Virginia Power and Dominion Telecom, Inc. (DTI) were defendants in a class action lawsuit whereby the plaintiffs claimed that Virginia Power and DTI strung fiber-optic cable across their land, along an electric transmission corridor without paying compensation. The plaintiffs sought damages for trespass and "unjust enrichment," as well as punitive damages from the defendants. In April 2004, the parties entered into a settlement agreement that was subsequently approved by the court in July 2004. Under the terms of the settlement, a fund of $20 million has been established by Virginia Power to pay claims of current and former landowners as well as fees of lawyers for the class. Costs of notice to the class and administration of claims will be borne separately by Virginia Power. The settlement agreement resulted in an after-tax charge of $7 million in the first quarter of 2004.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Environmental Matters

In March 2004, the State of North Carolina filed a petition under Section 126 of the Clean Air Act seeking the Environmental Protection Agency (EPA) to impose additional nitrogen oxide (NOX) and sulfur dioxide (SO2) reductions from electrical generating units in thirteen states, claiming emissions from the electrical generating units in those states are contributing to air quality problems in North Carolina. Dominion has electrical generating units in six of the states. The issues raised by North Carolina are already being addressed by the EPA in current regulatory initiatives. The EPA is expected to respond to the petition later this year. Given the highly uncertain outcome and timing of future action, if any, by the EPA on this issue, Dominion cannot predict the financial impact on its operations at this time.

Guarantees, Letters of Credit and Surety Bonds

As of June 30, 2004, substantially all of the officers' borrowings under executive stock loan programs, which were guaranteed by Dominion, have been repaid. Because of restrictions on corporate loans or guarantees under the Sarbanes-Oxley Act of 2002, Dominion has ceased its program of third party loans to executives for the purpose of acquiring company stock.

As of June 30, 2004, Dominion and its subsidiaries had issued $7.3 billion of guarantees, including: $3.4 billion to support commodity transactions of subsidiaries; $1.8 billion for subsidiary debt, $844 million related to a subsidiary leasing obligation for a new power generation project and $1.3 billion for guarantees supporting other agreements of subsidiaries. Dominion had also purchased $75 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $1.5 billion. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. While the majority of these guarantees do not have a termination date, Dominion may choose at any time to limit the applicability of such guarantees to future transactions. To the extent that a liability subject to a guarantee has been incurred by a consolidated subsidiary, that liability is included in Dominion's Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees on behalf of its subsidiaries in the Consolidated Financial Statements, unless it becomes probable that Dominion will have to perform under the guarantees. No such liabilities have been recognized as of June 30, 2004. Dominion believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Note 15.      Credit Risk

As a diversified energy company, Dominion transacts with major companies in the energy industry and with commercial and residential energy consumers. As a result of its large and diverse customer base, Dominion is not exposed to a significant concentration of credit risk for receivables arising from utility electric and gas operations, including transmission services, and retail energy sales. Dominion's exposure to credit risk is concentrated primarily within its sales of gas and oil production and energy trading, marketing and commodity hedging activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy trading, marketing and hedging activities include proprietary trading activities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. At June 30, 2004, gross credit exposure related to these transactions totaled $1.11 billion, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, Dominion's credit exposure is reduced to $1.09 billion. Of this amount, investment grade counterparties represent 74% and no single counterparty exceeded 6%. As of June 30, 2004 and December 31, 2003, Dominion had margin deposit assets of $196 million and $157 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $19 million and $12 million, respectively.

Note 16.     Discontinued Operations and Assets Held for Sale

In May 2004, Dominion completed the sale of its discontinued telecommunication operations to Elantic Telecom, Inc., realizing a loss of $11 million ($7 million after-tax) related to the sale. During July 2004, Elantic Telecom Inc. filed a voluntarily petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division. Dominion is currently assessing its potential exposure, if any, as a result of this filing.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the second quarter of 2004, Dominion received cash proceeds of $48 million and recognized an after-tax gain of $3 million from the sale of a portion of the Australian pipeline business in which CNG International (CNGI) has held an investment. In the first quarter of 2004, Dominion recognized an $18 million after-tax benefit from an adjustment to the carrying amount of this investment to reflect its then current estimate of fair market value, less estimated costs to sell.

Note 17.     Employee Benefit Plans

The following table illustrates the components of the provision for net periodic benefit cost (credit) for Dominion's defined benefit pension and other postretirement benefit plans:
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Three Months Ended June 30,	(millions)
Service cost	$24	$22	$17	$15
Interest cost	48	46	20	21
Expected return on plan assets	(84)	(80)	(11)	(9)
Amortization of transition obligation	--	--	3	3
Amortization of net loss	14	5	5	6
Net periodic benefit cost (credit)	$ 2	$(7)	$34	$36

Six Months Ended June 30,
Service cost	$48	$44	$33	$30
Interest cost	95	91	41	43
Expected return on plan assets	(168)	(160)	(22)	(18)
Amortization of prior service cost	1	--	--	--
Amortization of transition obligation	--	--	5	5
Amortization of net loss	28	10	10	11
Net periodic benefit cost (credit)	$ 4	$(15)	$67	$71

Employer Contributions

Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans during the first six months of 2004. Dominion expects to contribute at least $51 million to its other postretirement benefit plans during the remainder of 2004. Under its funding policies, Dominion evaluates plan funding requirements annually, usually in the third quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, the amount of additional contributions to be made in 2004 will be determined at that time.

Note 18.     Operating Segments

Dominion manages its operations through the following operating segments:

Dominion Generation includes the electric generation operations of Dominion's electric utility and merchant fleet.

Dominion Energy includes Dominion's electric transmission, natural gas transmission pipeline and storage businesses, a liquefied natural gas facility, certain natural gas production, as well as energy trading and marketing activities (Clearinghouse).

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Corporate and Other includes the operations of DCI, Dominion's corporate, service company and other operations (including unallocated debt) and the net impact of Dominion's discontinued telecommunications operations that were sold in May 2004. In addition, the contribution to net income by Dominion's primary operating segments is determined based on a measure of profit that executive management believes represents the segments' core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment's performance or allocating resources among the segments. These specific items are instead reported in the Corporate and Other segment.

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Dominion Generation	Dominion Energy	Dominion Delivery	Dominion E&P	Corporate and Other	Adjs./ Elims.	Consolidated Total
Three Months Ended June 30,	(millions)
2004
Operating revenue: External customers	$1,097	$567	$669	$520	$10	$177	$3,040
Intersegment	82	162	20	40	119	(423)	--
Net income (loss)	45	30	96	163	(83)	--	251
2003
Operating revenue: External customers	$972	$468	$576	$459	$36	$119	$2,630
Intersegment	71	119	15	39	144	(388)	--
Net income (loss)	113	58	70	95	(96)	--	240

Six Months Ended June 30,
2004
Operating revenue: External customers	$2,160	$1,318	$2,076	$986	$29	$350	$6,919
Intersegment	228	239	42	80	251	(840)	--
Net income (loss)	189	99	262	292	(154)	--	688
2003
Operating revenue: External customers	$2,117	$1,098	$1,760	$939	$71	$224	$6,209
Intersegment	105	261	32	83	306	(787)	--
Net income (loss)	223	231	229	201	(136)	--	748

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

     Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2004, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: derivative contracts at fair value; goodwill and long-lived asset impairment testing; asset retirement obligations; employee benefit plans; regulated operations; gas and oil operations; and retained interests from securitizations.

FIN 46R

Dominion adopted FIN 46R for its interests in VIEs that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on Dominion's results of operations or financial position related to this adoption. See Note 3 to the Consolidated Financial Statements for further discussion of FIN 46R.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Results of Operations

Following is a summary of contributions by operating segments to net income for the three and six months ended June 30, 2004 and 2003:
	Net Income		Diluted EPS
Three Months Ended June 30,	2004	2003	2004	2003
	(millions, except per share amounts)
Dominion Generation	$ 45	$ 113	$0.14	$0.36
Dominion Energy	30	58	0.09	0.18
Dominion Delivery	96	70	0.29	0.22
Dominion Exploration & Production	163	95	0.50	0.30
Primary operating segments	334	336	1.02	1.06

Corporate and Other	(83)	(96)	(0.26)	(0.30)
Consolidated	$251	$240	$0.76	$0.76

Six Months Ended June 30,
Dominion Generation	$ 189	$ 223	$0.58	$0.71
Dominion Energy	99	231	0.30	0.74
Dominion Delivery	262	229	0.80	0.73
Dominion Exploration & Production	292	201	0.89	0.64
Primary operating segments	842	884	2.57	2.82

Corporate and Other	(154)	(136)	(0.47)	(0.43)
Consolidated	$688	$748	$2.10	$2.39

Overview

Three Months Ended June 30, 2004 vs. 2003

Dominion earned $0.76 per diluted share on net income of $251 million, an increase of $11 million. The per share amount includes approximately $0.03 of share dilution, reflecting an increase in the average number of common shares outstanding during the second quarter of 2004, as compared to the second quarter of 2003.

The combined net income contribution of Dominion's primary operating segments decreased $2 million in the second quarter of 2004 primarily due to:

  A lower contribution from regulated electric generation operations due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the write-off of previously deferred fuel costs incurred in the first quarter of 2004 and the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. These higher fuel costs were partially offset by increased revenue due to comparably warmer weather;

  A lower contribution from merchant generation operations resulting from a higher number of outage days due to a planned refueling outage at Millstone;

  A loss from energy trading and marketing activities, reflecting decreased margins in electric trading due to unfavorable price changes;

  A higher contribution from regulated electric distribution operations as a result of comparably warmer weather; and

  A higher contribution from exploration and production operations due to lower operations and maintenance expenses, which decreased primarily due to favorable changes in the fair value of certain oil options, and lower income taxes as the result of updated estimates for the combined effective state tax rate and Canadian tax rate. Results were also affected by the recognition of revenue in connection with deliveries under the VPP agreements, partially offset by lower gas production, reflecting the sale of mineral rights under the VPP agreements.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The lower contribution by the operating segments in the second quarter of 2004 was more than offset by the impact of significant specific charges recognized in 2003 that did not recur in 2004. These items were reported in the Corporate and Other segment, and included $25 million of after-tax charges for asset impairments related to certain investments held for sale.

Six Months Ended June 30, 2004 vs. 2003

Dominion earned $2.10 per diluted share on net income of $688 million for the six months ended June 30, 2004, a decrease of $0.29 per diluted share and $60 million as compared to the same period in 2003. The per share decrease includes approximately $0.10 of share dilution, reflecting an increase in the average number of common shares outstanding during the six months ended June 30, 2004, as compared to 2003.

The combined net income contribution of Dominion's primary operating segments decreased $42 million in the six months ended June 30, 2004, primarily due to:

  A lower contribution from regulated electric generation operations due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. These higher fuel costs were partially offset by increased revenue due to comparably favorable weather;

  A loss from energy trading and marketing activities, reflecting decreased margins in electric trading due to unfavorable price changes and comparatively lower price volatility on natural gas option positions;

  A higher contribution from nonregulated retail energy marketing operations, primarily reflecting an increase in customer accounts and higher electric and gas margins; and

  A higher contribution from exploration and production operations due to lower operations and maintenance expenses, which decreased primarily due to favorable changes in the fair value of certain oil options, and lower income taxes as the result of updated estimates for the combined effective state tax rate and Canadian tax rate. Results were also affected by the recognition of revenue in connection with deliveries under the VPP agreements, partially offset by lower gas production, reflecting the sale of mineral rights under the VPP agreements.

In addition to the lower contribution by the operating segments in 2004, the consolidated results include the impact of several specific items recognized in 2004 and reported in the Corporate and Other segment, including:

  $23 million of after-tax charges for the impairment of retained interests from mortgage securitizations held by DCI;

  $15 million of after-tax losses associated with Dominion's telecommunications business, which was sold during the second quarter of 2004; and

  A $7 million after-tax charge related to an agreement to settle a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor; partially offset by

  A $21 million after-tax benefit associated with the disposition of CNGI's investment in Australian pipeline assets that were sold during the second quarter of 2004; and

  An $11 million after-tax benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities.

Additionally, the consolidated results include the net benefit of specific items recognized in 2003 that did not recur in 2004. These items were reported in the Corporate and Other segment, and included:

  $113 million net after-tax gain representing the cumulative effect of adopting two new accounting standards (SFAS No. 143 - a $180 million after-tax gain and EITF 02-3 - a $67 million after-tax loss); partially offset by

  $17 million of after-tax severance costs for workforce reductions;

  $59 million of after-tax costs incurred related to Dominion's telecommunications business; and

  $25 million of after-tax charges for asset impairments related to certain investments held for sale.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion's results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Operating Revenue
Regulated electric sales	$ 1,267	$1,111	$ 2,556	$2,359
Regulated gas sales	183	180	843	731
Nonregulated electric sales	263	266	602	599
Nonregulated gas sales	439	326	1,103	957
Gas transportation and storage	162	142	428	400
Gas and oil production	399	377	781	759
Other	327	228	606	404

Operating Expenses
Electric fuel and energy purchases, net	575	363	1,093	777
Purchased electric capacity	146	150	298	311
Purchased gas, net	525	390	1,622	1,185
Liquids, pipeline capacity and other purchases	220	126	390	207
Other operations and maintenance	553	607	1,134	1,272
Depreciation, depletion and amortization	319	304	636	599
Other taxes	122	113	276	267

Other income (expense)	44	53	99	(83)
Interest and related charges	230	245	470	485
Income tax expense	136	139	396	368
Loss from discontinued operations (net of income taxes)	(7)	(6)	(15)	(20)
Cumulative effect of changes in accounting principles (net of income taxes)	--	--	--	113

An analysis of Dominion's results of operations for the three and six months ended June 30, 2004, as compared to the same periods of 2003 follows.

Three Months Ended June 30, 2004 vs. 2003

Operating Revenue

Regulated electric sales revenue increased 14% to $1.3 billion, primarily reflecting:

  A $74 million increase associated with warmer weather;

  A $71 million increase due to the impact of a comparatively higher fuel rate on increased volumes. The rate increase resulted from the settlement of a fuel rate case during December 2003; and

  An $11 million increase from customer growth associated with new customer connections.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Nonregulated gas sales revenue increased 35% to $439 million, largely due to:

  A $65 million increase in revenue from producer services operations, reflecting higher prices ($19 million) and higher volumes ($46 million). This increase in nonregulated gas sales revenue was largely offset by a corresponding increase in Purchased gas, net expense;

  A $16 million increase in revenue from sales of purchased gas by exploration and production operations, incurred to facilitate gas transportation and other agreements. This increase in nonregulated gas sales revenue was largely offset by a corresponding increase in Purchased gas, net expense; and

  A $9 million increase in revenue from nonregulated retail operations, reflecting higher prices ($22 million) partially offset by lower volumes ($13 million).

Gas transportation and storage revenue increased 14% to $162 million, largely due to the third quarter 2003 reactivation of the Cove Point liquefied natural gas facility, which was acquired by Dominion in September 2002.

Gas and oil production revenue increased 6% to $399 million, reflecting the combined effects of:

  A $51 million increase in revenue recognized related to deliveries under VPP transactions; partially offset by

  A $33 million decrease in revenue from gas production, primarily reflecting the sale of mineral rights under the VPP agreements.

Other revenue increased 43% to $327 million, primarily due to a $68 million increase in coal sales revenue and a $29 million increase in sales of emissions credits. The increase in other revenue was largely offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense.

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 58% to $575 million, primarily reflecting:

  A $179 million increase related to regulated utility operations due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the write-off of previously deferred fuel costs incurred in the first quarter of 2004 and the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. The increase also reflects higher volumes and higher average prices in the current period; and

  A $46 million increase reflecting new business associated with nonregulated retail operations.

Purchased gas, net expense increased 35% to $525 million, predominantly due to:

  A $69 million increase associated with producer services operations, reflecting higher volumes ($44 million) and increased prices ($25 million), as discussed above in Nonregulated gas sales revenue;

  A $16 million increase related to gas transmission operations; and

  A $16 million increase related to purchases of gas by exploration and production operations incurred to facilitate gas transportation and other agreements, as discussed above in Nonregulated gas sales revenue.

Liquids, pipeline capacity and other purchases expense increased 75% to $220 million, principally reflecting a $63 million increase in the cost of coal purchased for resale and a $29 million increase in the cost of emission sales, both of which are discussed in Other revenue.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other operations and maintenance expense decreased 9% to $553 million, primarily reflecting:

  A $52 million benefit primarily due to favorable changes in the fair value of certain oil options. As provided for in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Dominion excludes changes in options' time value from its calculation of hedge effectiveness. Such amounts, as well as changes in the fair value of options not designated as hedges, are reported in other operations and maintenance expenses. During the period, Dominion effectively settled certain options not designated as hedges by entering into offsetting option positions that had the effect of preserving approximately $42 million in mark-to-market gains. Future gains and losses on options will depend upon the relationship between an option's cost and future commodity prices;

  A $22 million charge recognized in 2003 related to the impairment of CNGI's generation assets in Kauai, Hawaii that were sold in December 2003. No comparable charge was recognized during 2004; partially offset by

  A $20 million increase in costs associated with a planned refueling outage at Millstone in 2004.

Income taxes-Dominion's effective tax rate decreased 1.3% to 34.6%, primarily as a result of updated estimates for the combined effective state income tax rate.

Six Months Ended June 30, 2004 vs. 2003

Operating Revenue

Regulated electric sales revenue increased 8% to $2.6 billion, primarily reflecting the combined effects of:

  A $126 million increase due to the impact of a comparatively higher fuel rate on increased volumes. The rate increase resulted from the settlement of a fuel rate case during December 2003;

  A $55 million increase associated with favorable weather; and

  A $23 million increase from customer growth associated with new customer connections.

Regulated gas sales revenue increased 15% to $843 million, largely resulting from a $147 million increase due to higher rates for regulated gas distribution operations primarily related to the recovery of higher gas prices, partially offset by a $54 million decrease associated with milder weather, lower industrial sales and customer migration to Energy Choice programs. The effect of this net increase in regulated gas sales revenue was largely offset by a comparable increase in Purchased gas expense.

Nonregulated gas sales revenue increased 15% to $1.1 billion, predominantly due to a $110 million increase in revenue from nonregulated retail operations, reflecting higher prices ($33 million) and higher volumes ($77 million).

Gas transportation and storage revenue increased 7% to $428 million, largely due to the third quarter 2003 reactivation of the Cove Point liquefied natural gas facility, which was acquired by Dominion in September 2002.

Gas and oil production revenue increased 3% to $781 million as a result of:

  An $80 million increase in revenue recognized related to deliveries under VPP transactions; partially offset by

  A $62 million decrease in revenue from gas production, primarily reflecting the sale of mineral rights under the VPP agreements.

Other revenue increased 50% to $606 million, largely due to a $123 million increase in coal sales revenue and a $71 million increase in sales of emissions credits. The increase in other revenue was largely offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 41% to $1.1 billion, primarily reflecting:

  A $222 million increase related to regulated utility operations due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. The increase also reflects higher volumes in the current year period; and

  An $81 million increase reflecting new business associated with nonregulated retail operations.

Purchased gas, net expense increased 37% to $1.6 billion, principally resulting from:

  A $154 million increase associated with producer services operations, reflecting higher volumes ($197 million), partially offset by lower prices ($43 million);

  An $88 million increase associated with regulated gas sales discussed above in Regulated gas sales revenue;

  An $86 million increase associated with nonregulated retail operations, primarily reflecting higher volumes; and

  A $50 million increase related to gas transmission operations.

Liquids, pipeline capacity and other purchases expense increased 88% to $390 million, primarily reflecting a $116 million increase in the cost of coal purchased for resale and a $69 million increase in the cost of emission sales both of which are discussed in Other revenue.

Other operations and maintenance expense decreased 11% to $1.1 billion, resulting from:

  An $83 million benefit primarily due to favorable changes in the fair value of certain oil options;

  An $18 million benefit from the reduction of expenses accrued in 2003 associated with Hurricane Isabel restoration activities; and

  The impact of the following charges recognized in 2003 that did not recur in 2004:

  A $29 million charge related to severance costs for workforce reductions; and

  A $22 million impairment related to CNGI's generation assets in Kauai, Hawaii that were sold in December 2003.

These benefits were partially offset by the following pre-tax charges:

  A $38 million impairment of retained interests from mortgage securitizations held by DCI, reflecting increased defaults and accelerated prepayments as a result of low interest rates; and

  A $12 million charge related to an agreement to settle a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other income increased to $99 million from a loss of $83 million in 2003, primarily reflecting:

  A $65 million benefit resulting from net realized gains associated with nuclear decommissioning trust fund investments as opposed to losses during the prior year period;

  An $18 million benefit associated with the disposition of a portion of CNGI's investment in Australian pipeline assets that were sold during the second quarter of 2004; and

  The impact of the following charges recognized in 2003 that did not recur in 2004:

  $57 million of costs associated with the acquisition of DFV senior notes during 2003;

  $27 million for the reallocation of equity losses between Dominion and the minority interest owner of DFV during 2003; and

  An $18 million impairment of CNGI's investment in Australian pipeline assets held for sale.

Cumulative effect of changes in accounting principles-During the first quarter of 2003, Dominion was required to adopt two new accounting standards, resulting in a net after-tax gain of $113 million comprised of:

  A $180 million after-tax gain (SFAS No. 143); partially offset by

  A $67 million after-tax loss (EITF 02-3).

     Segment Results of Operations

Dominion Generation

Dominion Generation includes the electric generation operations of Dominion's electric utility and merchant fleet.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(millions, except EPS)
Net income contribution	$45	$113	$189	$223
EPS contribution	$0.14	$0.36	$0.58	$0.71
Electricity sold (million mwhrs)	26	24	54	52

__________________
mwhrs = megawatt hours

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation's operating results:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004 vs. 2003		2004 vs. 2003
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Millstone	$(37)	$(0.12)	$(3)	$(0.01)
Deferred fuel asset write-off	(23)	(0.07)	--	--
Fuel expenses in excess of rate recovery	(39)	(0.12)	(62)	(0.19)
Regulated electric sales:
Weather	30	0.09	22	0.07
Customer growth	4	0.01	9	0.03
Capacity expenses	7	0.02	14	0.04
Other	(10)	(0.03)	(14)	(0.04)
Share dilution	--	--	--	(0.03)
Change in net income contribution	$(68)	$(0.22)	$(34)	$(0.13)

Dominion Generation's net income contribution decreased $68 million and $34 million for the three and six months ended June 30, 2004, as compared to 2003, primarily reflecting:

  A lower contribution from Millstone resulting from a higher number of outage days due to a planned refueling outage; partially offset by a benefit from realized gains on nuclear decommissioning trust investments during the six month period as opposed to losses during the prior year; and

  Higher fuel expenses incurred by the regulated utility operations due primarily to the elimination of fuel deferral accounting which resulted in the write-off of previously deferred fuel costs incurred in the first quarter of 2004 and the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates; partially offset by

  Higher regulated electric sales due to comparably favorable weather and customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers; and

  Reduced purchased power capacity expenses primarily due to the termination of a long-term power purchase contract in connection with the purchase of the related generating facility in November 2003.

Dominion Energy

Dominion Energy includes Dominion's electric transmission, natural gas transmission pipeline and storage businesses, a liquefied natural gas facility, certain natural gas production and energy trading and marketing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(millions, except EPS)
Net income contribution	$30	$58	$99	$231
EPS contribution	$0.09	$0.18	$0.30	$0.74
Gas transmission throughput (bcf)	107	94	423	361

__________________
bcf = billion cubic feet

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy's operating results:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004 vs. 2003		2004 vs. 2003
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Energy trading and marketing	$(19)	$(0.06)	$(118)	$(0.37)
Economic hedges	(3)	(0.01)	--	--
Electric transmission margins	(2)	(0.01)	(7)	(0.02)
Cove Point operations	2	0.01	5	0.02
Other	(6)	(0.02)	(12)	(0.05)
Share dilution	--	--	--	(0.02)
Change in net income contribution	$(28)	$(0.09)	$(132)	$(0.44)

Dominion Energy's net income contribution decreased $28 million and $132 million for the three and six months ended June 30, 2004, as compared to 2003, primarily reflecting:

  A loss from energy trading and marketing activities, reflecting decreased margins in electric trading due to unfavorable price changes and comparatively lower price volatility on natural gas option positions within the six month period;

  A decrease attributable to net losses on the economic hedges of Dominion Exploration & Production gas production described in Selected Information - Energy Trading Activities during the three month period;

  Lower electric transmission margins, primarily due to decreased wheeling revenue; and

  A higher contribution from the Cove Point liquefied natural gas facility due to a full three and six months of operations.

Dominion Delivery

Dominion Delivery includes Dominion's electric and gas distribution and customer service business, as well as retail energy marketing operations.
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(millions, except EPS)
Net income contribution	$96	$70	$262	$229
EPS contribution	$0.29	$0.22	$0.80	$0.73

Electricity delivered (million mwhrs)	19	17	39	37
Gas throughput (bcf)	62	58	222	225

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Delivery's operating results:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004 vs. 2003		2004 vs. 2003
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$13	$0.04	$2	$0.01
Customer growth	2	0.01	4	0.01
Nonregulated retail energy marketing operations	2	--	16	0.05
Bad debt expense	6	0.02	12	0.04
Other	3	0.01	(1)	--
Share dilution	--	(0.01)	--	(0.04)
Change in net income contribution	$26	$0.07	$33	$0.07

Dominion Delivery's net income contribution increased $26 million and $33 million for the three and six months ended June 30, 2004, as compared to 2003, primarily reflecting:

  Comparably favorable weather in regulated electric service territories; partially offset by comparably milder winter weather in regulated gas service territories within the six month period;

  Customer growth in the electric and gas franchise service area, primarily reflecting new residential electric customers;

  A higher contribution from nonregulated retail energy marketing operations, primarily reflecting an increase in customer accounts and higher electric and gas margins; and

  Lower bad debt expenses, primarily reflecting the effect of a bad debt rider for Ohio customers that allows for the deferral and subsequent recovery of incremental bad debt expense over the level that is included in base rates. The six month period also reflects increased reserves required in the first quarter of 2003 due to colder than normal weather.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Exploration & Production

Dominion Exploration & Production manages Dominion's gas and oil exploration, development and production business.
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(millions, except EPS)
Net income contribution	$163	$95	$292	$201
EPS contribution	$0.50	$0.30	$0.89	$0.64

Gas production (bcf)	89.8	96.5	183.8	192.3
Oil production (million bbls)	2.5	2.3	4.6	4.5

Average realized prices with hedging results (1)
Gas (per mcf) (2)	$4.00	$4.04	$4.00	$4.08
Oil (per bbl)	$25.57	$24.28	$25.16	$25.02
Average prices without hedging results
Gas (per mcf) (2)	$5.48	$5.03	$5.38	$5.45
Oil (per bbl)	$36.56	$27.81	$34.91	$30.37

DD&A (unit of production rate per mcfe)	$1.25	$1.20	$1.24	$1.17

_____________________
bbl = barrel

mcf = thousand cubic feet

mcfe = thousand cubic feet equivalent

(1) Excludes the effects of the economic hedges discussed under Selected Information-Energy Trading Activities.

(2) Excludes $51 million and $80 million of revenue recognized in the three and six months ended June 30, 2004, respectively, under the VPP agreements described in Note 7 to the Consolidated Financial Statements and Note 12 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Exploration & Production's operating results:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004 vs. 2003		2004 vs. 2003
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
VPP revenue	$32	$0.10	$50	$0.16
Gas and oil 3/4 production	(18)	(0.06)	(28)	(0.09)
Gas and oil 3/4 prices	3	0.01	--	--
Operations and maintenance	28	0.09	57	0.18
DD&A 3/4 production	4	0.01	5	0.02
DD&A 3/4 rate	(5)	(0.02)	(11)	(0.04)
Income taxes	18	0.06	18	0.06
Other	6	0.03	--	--
Share dilution	--	(0.02)	--	(0.04)
Change in net income contribution	$68	$0.20	$91	$0.25

Dominion Exploration & Production's net income contribution increased $68 million and $91 million for the three and six months ended June 30, 2004, as compared to 2003, primarily reflecting:

  Recognition of revenue in connection with deliveries under the VPP agreements;

  Lower gas production reflecting the sale of mineral rights under the VPP agreements, which was partially offset by increased gas production from various locations;

  Higher oil production reflecting the beginning of production related to the deepwater Gulf of Mexico Devils Tower project;

  Higher average realized prices for oil during the three month period;

  Lower operations and maintenance expenses, which decreased primarily due to favorable changes in the fair value of certain oil options. Future gains and losses on options will depend upon the relationship between an option's cost and future commodity prices;

  A higher rate for depreciation, depletion and amortization, primarily reflecting higher industry finding and development costs, a reduction in production volumes associated with the VPP transactions and increased acquisition costs; and

  Lower income taxes as the result of updated estimates for the combined effective state tax rate and Canadian tax rate. The state tax rates are impacted by changes in state income tax laws, the corporate investment profile in numerous states and the volume of business transactions.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate and Other

Presented below are the Corporate and Other segment's after-tax operating results:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(millions, except EPS)
Specific items attributable to operating segments	$(1)	--	$3	$96
DCI operations	(10)	$(3)	(36)	(9)
Telecommunication operations(1)	(8)	(6)	(15)	(69)
Other corporate operations	(64)	(87)	(106)	(154)
Total net expense	$(83)	$(96)	$(154)	$(136)
Earnings per share impact	$(0.26)	$(0.30)	$(0.47)	$(0.43)

________________
(1) $7 million and $15 million are classified as discontinued operations for the three and six months ended June 30, 2004, respectively and $6 million and $20 million are classified as discontinued operations for the three and six months ended June 30, 2003 respectively. Dominion completed the disposition of its telecommunications operations during May 2004.

Specific Items Attributable to Operating Segments

Six Months Ended June 30, 2004 vs. 2003

During the six months ended June 30, 2004 and 2003, Dominion reported a net benefit of $3 million and $96 million, respectively, in the Corporate and Other segment attributable to its operating segments. The net benefit of $3 million recognized during 2004 primarily related to the impact of the following:

  An $18 million ($11 million after-tax) benefit from the reduction of expenses accrued in 2003 associated with Hurricane Isabel restoration activities, attributable to Dominion Delivery; partially offset by

  A $12 million ($7 million after-tax) charge related to an agreement to settle a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor, attributable to Dominion Energy.

The net benefit of $96 million recognized during 2003 resulted from:

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

  $29 million ($17 million after-tax) of severance costs for workforce reductions, attributable to:

  Dominion Generation ($9 million after-tax);

  Dominion Energy ($2 million after-tax);

  Dominion Delivery ($4 million after-tax);

  Dominion Exploration & Production ($1 million after-tax); and

  Corporate and other ($1 million after-tax).

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

DCI Operations

Three Months Ended June 30, 2004 vs. 2003

DCI recognized a net loss of $10 million for the three months ended June 30, 2004; resulting primarily from tax adjustments attributable to the sale of assets.

Six Months Ended June 30, 2004 vs. 2003

DCI recognized a net loss of $36 million for the six months ended June 30, 2004; an increase of $27 million predominantly due to a $38 million ($23 million after-tax) impairment of retained interests from securitizations; and $10 million primarily related to tax adjustments attributable to sales of assets.

Telecommunications Operations

Six Months Ended June 30, 2004 vs. 2003

Dominion's loss from its telecommunications business decreased $54 million to $15 million in the six months ended June 30, 2004, primarily due to the impact in 2003 of the following items:

  $57 million ($35 million after-tax) of costs associated with the acquisition of DFV senior notes;

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

Other Corporate Operations

Three Months Ended June 30, 2004 vs. 2003

The net loss associated with other corporate operations decreased $23 million in the three months ended June 30, 2004, primarily due to the impact in 2003 of the following items:

  A $22 million ($14 million after-tax) impairment related to CNGI's generation assets in Kauai, Hawaii that were sold in December 2003;

  An $18 million ($11 million after-tax) impairment of CNGI's investment in Australian pipeline assets held for sale.

Six Months Ended June 30, 2004 vs. 2003

The net loss associated with other corporate operations decreased $48 million in the six months ended June 30, 2004, predominantly due to a $21 million after-tax benefit associated with the disposition of a portion of CNGI's investment in Australian pipeline assets that were sold during the second quarter of 2004, and the impact in 2003 of the CNGI items mentioned above.

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

The Clearinghouse holds a portfolio of financial derivative instruments to manage Dominion's price risk associated with a portion of its anticipated sales of 2004 natural gas production that had not been considered in the hedging activities of the Dominion Exploration & Production segment (economic hedges). Dominion Energy recognized a pre-tax net loss of $8 million and $32 million on the economic hedges, respectively, for the three and six months ended June 30, 2004. It is anticipated that Dominion Exploration & Production will sell sufficient volumes of natural gas in 2004 at market prices, which, when combined with the settlement of the economic hedges, will result in a range of prices for those sales contemplated by the risk management strategy.

A summary of the changes in the unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges, during the six months ended June 30, 2004 follows:
Amount
(millions)
Net unrealized gain at December 31, 2003	$33
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Contracts realized or otherwise settled during the period	33
Other changes in fair value	(14)
Net unrealized gain at June 30, 2004	$52

The balance of net unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges at June 30, 2004, is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	In Excess of 5 years	Total
	(millions)
Actively quoted (1)	$(25)	$25	$6	--	--	$6
Other external sources (2)	(1)	32	12	$3	--	46
Models and other valuation methods (3)	--	--	--	--	--	--
Total	$(26)	$57	$18	$3	--	$52

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Sources and Uses of Cash

Dominion and its subsidiaries depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by the cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of securities and additional long-term financing.

Cash Provided By Operations

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows from operating activities were $1.54 billion and $1.48 billion for the six months ended June 30, 2004 and 2003, respectively. Dominion's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow current shareholder dividend levels.

Dominion's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flow. See the discussion of such factors in Cash Provided By Operations in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

Cash Used In Investing Activities

During the six months ended June 30, 2004, investing activities resulted in a net cash outflow of $231 million, reflecting the following primary investing activities:

  $588 million of capital expenditures for the construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;

  $612 million of capital expenditures for the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

  $413 million of proceeds from sales of gas and oil properties;

  $266 million for the purchase of securities and $246 million for the sale of securities, primarily related to investments held in nuclear decommissioning trusts; and

  $81 million in advances and a $564 million reimbursement related to a generation project in Pennsylvania. The project began commercial operations during June 2004 and is being leased to Dominion.

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

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows used in financing activities were $1.35 billion for the six months ended June 30, 2004. The Dominion Companies issued long-term debt and common stock totaling approximately $533 million during this period. The proceeds were primarily used to repay other debt.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Credit Facilities and Short-Term Debt

Dominion, Virginia Power and CNG (collectively the Dominion Companies) use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. At June 30, 2004, the Dominion Companies had committed credit facilities totaling $3.25 billion. Although there were no loans outstanding, these credit facilities support commercial paper borrowings and letter of credit issuances. At June 30, 2004, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
Three-year revolving credit facility(1)	$1,500
Three-year revolving credit facility(2)	750
Total joint credit facilities	2,250	$610	$478	$1,162
364-day CNG credit facility(3)	1,000	--	700	300
Totals	$3,250	$610	$1,178	$1,462

__________________________

(1) The $1.5 billion three-year revolving credit facility was entered into in May 2004 and terminates in May 2007. This credit facility can also be used to support up to $500 million of letters of credit.
(2) The $750 million three-year revolving credit facility was entered into in May 2002 and terminates in May 2005. This credit facility can also be used to support up to $200 million of letters of credit.
(3) The $1 billion 364-day credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was entered into in August 2003 and terminates in August 2004 and is expected to be renewed prior to its maturity.

In June 2004, CNG entered into a $300 million letter of credit agreement that terminates in August 2004 and a $100 million letter of credit agreement that terminates in June 2007. These agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by CNG in its risk management strategies for gas and oil production. At June 30, 2004, outstanding letters of credit under these agreements totaled $300 million.

Long-Term Debt

During the six months ended June 30, 2004, Dominion Resources, Inc. issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$200	5.20%	2016	Dominion Resources, Inc.
Senior notes	100	Variable	2006	Dominion Resources, Inc.
Total	$300

Dominion Resources, Inc. and its subsidiaries repaid $620 million of long-term debt during the six months ended June 30, 2004.

Common Stock

During the six months ended June 30, 2004, Dominion received proceeds of $233 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Amounts Available under Shelf Registrations

At June 30, 2004, Dominion Resources, Inc., Virginia Power and CNG had approximately $2.4 billion, $670 million and $1.3 billion, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

Dominion's current financing authorization under the 1935 Act expires at the end of 2004. Dominion intends to file an application with the SEC in August 2004 to renew its 1935 Act financing authorization.

Credit Ratings and Debt Covenants

In the Credit Ratings and Debt Covenants sections of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion discussed the use of capital markets by the Dominion Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, these sections of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of June 30, 2004, there have been no changes in the Dominion Companies' credit ratings nor changes to or events of default under Dominion's debt covenants.

Credit Risk

Dominion's exposure to potential concentrations of credit risk results primarily from its energy trading, marketing and hedging activities and sales of gas and oil production. Presented below is a summary of Dominion's gross and net credit exposure as of June 30, 2004 for these activities. Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Credit Exposure before Credit Collateral	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$ 549	$ 7	$542
Non-investment grade(2)	40	10	30
No external ratings:
Internally rated - investment grade(3)	265	--	265
Internally rated - non-investment grade(4)	255	--	255
Total	$1,109	$17	$1,092

_______________________

(1) Designations as investment grade are based on minimum credit ratings assigned by Moody's and Standard & Poor's. The five largest counterparty exposures, combined, for this category represented approximately 12% of the total gross credit exposure.
(2)  The five largest counterparty exposures, combined, for this category represented approximately 2% of the total gross credit exposure.
(3)  The five largest counterparty exposures, combined, for this category represented approximately 14% of the total gross credit exposure.
(4)  The five largest counterparty exposures, combined, for this category represented approximately 6% of the total gross credit exposure.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

As of June 30, 2004, Dominion's planned capital expenditures during 2004 are expected to total approximately $2.7 billion. For 2005, planned capital expenditures are also expected to approximate $2.7 billion. Although the composition of expenditures may have changed and total expenditures are expected to be higher than amounts originally forecasted in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, the nature of such expenditures are generally the same. Dominion expects to fund its capital expenditures with cash from operations, proceeds from the VPP transaction and a combination of sales of securities and short-term borrowings.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Use of Off-Balance Sheet Arrangements

At June 30, 2004, Dominion was party to an agreement with a voting interest entity (lessor) in order to construct and lease a new power generation project in Pennsylvania. Project costs totaled $844 million at June 30, 2004. During the second quarter of 2004, an operating lease was executed with the lessor and the first tranche of financing was received on the project in the amount of $600 million. Dominion received reimbursements of $564 million, reducing its net advances to the lessor to $190 million. Dominion expects to be reimbursed for the remaining net advances to the lessor in the third quarter of 2004. The project began commercial operations during June 2004 and will result in estimated annual lease commitments of $53 million.

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

Impact of Electric Deregulation in Virginia

In April 2004, the Governor of Virginia signed into law amendments to the Virginia Restructuring Act and the Virginia fuel factor statute. The amendments extend capped base rates by three and one-half years, to December 31, 2010, unless modified or terminated earlier under the Virginia Restructuring Act. In addition to extending capped rates, the amendments:

  Lock in Dominion's fuel factor provisions until the earlier of July 1, 2007 or the termination of capped rates;

  Provide for a one-time adjustment of Dominion's fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier under the Virginia Restructuring Act), with no adjustment for previously incurred over-recovery or under-recovery, thus eliminating deferred fuel accounting for the Virginia jurisdiction; and

  End wires charges on the earlier of July 1, 2007 or the termination of capped rates, consistent with the Virginia Restructuring Act's original timetable.

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

Dominion anticipates that its unhedged natural gas and oil production will act as a natural internal hedge for electric generation. If gas and oil prices rise, it is expected that Dominion's exploration and production operations will earn greater profits that will offset higher fuel costs and lower profits in Dominion's electric generation operations. Conversely, if gas and oil prices fall, it is expected that Dominion's electric generation operations will incur lower fuel costs and earn higher profits that will offset lower profits in Dominion's exploration and production operations. Dominion also anticipates that the fixed fuel rate will lessen the impact of seasonally mild weather on its electric generation operations. During periods of mild weather it is expected that electric generation operations will burn less high-cost fuel because customers will use less electricity, thereby offsetting decreased revenues. Alternatively, in periods of extreme weather, Dominion's higher fuel costs from running costlier plants are expected to be mitigated by additional revenue as customers use more electricity.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Virginia Restructuring Act amendments also allow large commercial and industrial customers, and aggregated customers in all rates classes, to avoid paying wires charges by agreeing to purchase energy at market-based costs if they return to the utility after taking service from a competitive service provider. The wires charge exemption program is limited to 1,000 megawatts of load in the first 18 months of the program, and thereafter as set by the Virginia Commission. In addition, customers purchasing energy from competitive service providers may avoid minimum stay obligations by agreeing to purchase energy at market-based costs if they return to the utility. These provisions are subject to the utility having become a member of a regional transmission organization after Virginia Commission approval.

In June 2004, the Virginia Commission initiated a proceeding to establish rules and regulations for implementing certain amendments of the Virginia Restructuring Act.

Retail Access Pilot Programs

In May 2004, the Virginia State Corporation Commission (Virginia Commission) approved Dominion's proposed modifications, with certain additional revisions, to its retail access pilot programs. The approved modifications include an increase in the wires charge reduction offered to pilot participants. For 2004, the reduction is equal to the participant's 2004 wires charges. In subsequent years, the wires charge reductions will be equal to the lower of the 2004 wires charges or the current year's wires charges. Other modifications were also made that are intended to make the pilots more attractive to competitive service providers. The pilots are expected to proceed later in 2004.

North Carolina Base Rates

In April 2004, the North Carolina Utilities Commission (North Carolina Commission) commenced an investigation into Dominion's North Carolina base rates and subsequently ordered Dominion to file a general rate case by September 17, 2004. A hearing is scheduled for February 2005. Dominion cannot predict the outcome of this matter at this time.

Regional Transmission Organization (RTO)

In September 2002, Dominion and PJM Interconnection, LLC (PJM) entered into an agreement that provides, subject to regulatory approval and certain provisions, Dominion will become a member of PJM, transfer functional control of its electric transmission facilities to PJM for inclusion in a new PJM South Region and integrate its control area into the PJM energy markets. The agreement also allocates costs of implementation of the agreement among the parties.

Dominion has made filings with both the Virginia Commission and North Carolina Commission requesting authorization to become a member of PJM. Hearings before both state commissions are scheduled to begin in October 2004.

Dominion filed its application to join PJM with the Federal Energy Regulatory Commission (FERC) in May 2004 and requested FERC approval no later than August 2004. The FERC application contains three conditions for joining PJM: (1) approval of Dominion's proposed rate treatment for transmission services; (2) authorization to capture and defer, as a regulatory asset, until the end of the Virginia rate cap period (December 31, 2010) expenditures incurred related to establishing and joining an RTO and PJM operating costs; and (3) that Dominion subsidiaries with market based rate authority be permitted to charge market based rates for sales of electric energy and capacity to loads located within Dominion's service territory upon its integration into PJM. Dominion also filed in May 2004 an application with FERC requesting the authority discussed in condition (3) above.

Other FERC Matters

Dominion and FERC have reached a settlement of a self-reported infraction of FERC regulations involving data sharing of non-public gas storage information. Under the settlement, Dominion will pay a $500,000 civil penalty, refund $4.5 million to its non-affiliated natural gas storage customers and enhance internal training and oversight of employees who handle non-public, market-sensitive data. Dominion has previously accrued the amounts to be paid pursuant to the settlement agreement.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In June 2004, FERC approved Dominion's filing to provide optional backup supply service to competitive service providers serving retail customers, including the retail pilot programs, in Dominion's service territory in Virginia. The filing addressed competitive service providers' concerns with the availability of transmission capacity to move energy into Virginia. The backup supply service will allow competitive service providers to continue to serve their customers in Dominion's service area in Virginia during periods of supply interruption. This is an interim solution until Dominion is integrated into PJM.

Rate Matters - Gas Distribution

In July 2004, the Pennsylvania Public Utility Commission (PUC) approved a settlement agreement between Dominion and the Office of Consumer Advocate (OCA) in which the OCA agreed to drop its appeal of a previous PUC order that allowed Dominion to recover approximately $16.5 million in unrecovered purchased gas costs. As part of the settlement, all customer service and delivery charges will be fixed through December 31, 2008. Gas costs will continue to pass through to the customer through the purchased gas cost adjustment mechanism.

Common Stock Dividend Increase

In July 2004, Dominion announced that it will raise its fourth-quarter dividend payable December 20, 2004, by 2 cents per share, increasing its quarterly dividend rate to 66.5 cents per share. At present, Dominion has been paying out quarterly dividends of 64.5 cents per share, or an annual rate of $2.58 per share. For dividends payable in 2005, the quarterly rate will rise again from 66.5 cents per share to 67 cents per share for an annual rate in 2005 of $2.68 per share. Under current financial projections, Dominion believes that additional 8-cent annual increases in the dividend rate are appropriate. Common stock dividends are declared on a quarterly basis by the board of directors.

Statoil ASA (Statoil) Agreement

In June 2004, Dominion executed 20-year contracts with Statoil for the increased capacity planned for its Cove Point liquefied natural gas facility and related gas transmission services. Under the terms of the agreements, Statoil will purchase firm LNG tanker discharge services and related transportation service from Cove Point, as well as downstream firm transportation and storage services from Dominion Transmission, Inc. Plans call for increasing the Cove Point storage tank capacity to 14.6 bcf and the plant's deliverability by 0.8 bcf per day to a total of 1.8 bcf per day. To provide the transmission services, Dominion also plans to expand its pipeline originating at Cove Point to deliver more natural gas to interstate pipeline connections in the mid-Atlantic region as well as to build a pipeline and two compressor stations in central Pennsylvania. These projects are subject to regulatory approval and are expected to be placed in service in 2008.

Restructuring of Contracts with Non-Utility Generating Facilities

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

In June 2004, Dominion reached agreements, pending regulatory approvals, to terminate two long-term power purchase contracts and purchase the related generating facilities used by the non-utility generators to provide electricity to Dominion for an aggregate purchase price of approximately $197 million. Dominion expects the transactions to be completed in the fourth quarter of 2004, resulting in an after-tax charge in the range of $90 million to $110 million relating to the purchase and termination of the long-term power purchase contracts. Dominion's purchase of the stations is consistent with its continuing efforts to lower the cost of long-term power purchase contracts with non-utility generators.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

   Risk Factors and Cautionary Statements That May Affect Future Results

Factors that may cause actual results to differ materially from those indicated in any forward-looking statement include weather conditions; governmental regulations; cost of environmental compliance; inherent risk in the operation of nuclear facilities; fluctuations in energy-related commodities prices and the effect these could have on Dominion's earnings, liquidity position and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including price risk due to marketable securities held as investments in trusts and benefit plans; fluctuations in interest rates; changes in rating agency requirements and ratings; changes in accounting standards; collective bargaining agreements and labor negotiations; the risks of operating businesses in regulated industries that are becoming deregulated; the transfer of control over electric transmission facilities to a regional transmission organization; board approval of future dividends; political and economic conditions (including inflation and deflation); and completing the divestiture of investments held by DCI. Other more specific risk factors are as follows:

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

Dominion is exposed to cost-recovery shortfalls because of capped base rates and amendments to the fuel factor statute in effect in Virginia for its regulated electric utility. Under the Virginia Restructuring Act, as amended in April 2004, Dominion's base rates (excluding, generally, a fuel factor with limited adjustment provisions, and certain other allowable adjustments) remain unchanged until December 31, 2010 unless modified or terminated consistent with the Virginia Restructuring Act. Although the Virginia Restructuring Act allows for the recovery of certain generation-related costs during the capped rates period, Dominion remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, tax law changes, costs related to hurricanes or other weather events, inflation and increased capital costs. In addition under the 2004 amendments to the Virginia fuel factor statute, Dominion's current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates through Virginia Commission order. The amendments provide for a one-time adjustment of Dominion's fuel factor, effective July 1, 2007 through December 31, 2010, with no adjustment for previously incurred over-recovery or under-recovery, thus eliminating deferred fuel accounting. As a result, Dominion is exposed to fuel price risk. This risk includes exposure to increased costs of fuel, including the energy portion of certain purchased power costs.

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

Dominion's merchant power business is operating in a challenging market. The success of Dominion's merchant power business depends upon favorable market conditions as well as its ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover its operating costs. Depressed spot and forward wholesale power prices and excess capacity in the industry could result in lower than expected revenues in Dominion's merchant power business.

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

Changing rating agency requirements could negatively affect Dominion's growth and business strategy. As of June 30 2004, Dominion's senior unsecured debt was rated BBB+, negative outlook, by Standard & Poor's and Baa1, stable outlook, by Moody's. Both agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or modify its business plans in ways that may adversely affect its growth and earnings per share. A reduction in Dominion's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results.

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

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $11 million and $56 million in the fair value of Dominion's commodity-based financial derivative instruments held for trading purposes as of June 30, 2004 and December 31, 2003, respectively.

Commodity Price Risk-Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas, oil and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of Dominion's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10% unfavorable change in market prices of Dominion's non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $473 million and $424 million as of June 30, 2004 and December 31, 2003, respectively.

The impact of a change in energy commodity prices on Dominion's non-trading commodity based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from derivative commodity instruments used for hedging purposes, to the extent realized, are substantially offset by recognition of the hedged transaction, such as revenue from sales.

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
(Continued)

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. A hypothetical 10% increase in market interest rates would increase annual interest expense by approximately $11 million and $10 million for financial instruments outstanding at June 30, 2004 and December 31, 2003, respectively.

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

Foreign Currency Exchange Risk

Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its Consolidated Financial Statements. Dominion's management monitors this exposure and believes it is not material. In addition, Dominion manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, Dominion's exposure to foreign currency risk is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $14 million and $19 million in the fair value of currency forward contracts held by Dominion at June 30, 2004 and December 31, 2003, respectively.

Investment Price Risk

Dominion is subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. Dominion recognized a net realized gain (including investment income) of $28 million for the six months ended June 30, 2004 and a net realized loss (net of investment income) of $10 million for the year ended December 31, 2003. Dominion recorded net unrealized losses on decommissioning trust investments to accumulated other comprehensive income of $8 million for the six months ended June 30, 2004. For the year ended December 31, 2003, Dominion recorded net unrealized gains of $263 million on decommissioning trust investments to accumulated other comprehensive income.

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

On December 31, 2003, Dominion adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its consolidated financial statements those SPEs described in Note 3 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003. The Consolidated Balance Sheet as of June 30, 2004 reflects $633 million of net property, plant and equipment and deferred charges and $688 million of related debt attributable to the SPEs. As these SPEs are owned by unrelated parties, Dominion does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at these entities.

DOMINION RESOURCES, INC.
PART II. OTHER INFORMATION

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

In June 2002, Wiley Fisher, Jr. and John Fisher filed a class action lawsuit against Virginia Power and Dominion Telecom, Inc. (Dominion Telecom) in the U.S. District Court in Richmond, Virginia. The plaintiffs claimed that Virginia Power and Dominion Telecom strung fiber-optic cable across their land, along a Virginia Power electric transmission corridor, without paying compensation. The Complaint sought damages for trespass and "unjust enrichment," as well as punitive damages from the defendants. The named plaintiffs "represent a class . . . consisting of all owners of land in North Carolina and Virginia, other than public streets or highways, that underlies Virginia Power's electric transmission lines and on or in which fiber optic cable has been installed." The federal district court granted a motion to add additional plaintiffs, Harmon T. Tomlinson, Jr. and Linda D. Tomlinson. In August 2003, the federal district court issued an order granting the plaintiff's motion for class certification. The U.S. Court of Appeals for the Fourth Circuit denied Dominion's petitions for interlocutory appeal on the class certification issue.

In April 2004, the parties entered into a settlement agreement that was subsequently approved by the court in July 2004. Under the terms of the settlement, a fund of $20 million has been established by Virginia Power to pay claims of current and former landowners as well as fees of lawyers for the class. Costs of notice to the class and administration of claims will be borne separately by Virginia Power. The settlement agreement resulted in an after-tax charge of $7 million in the first quarter of 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion's Annual Shareholders Meeting was held on April 23, 2004 at which time Directors were elected to the Board of Directors for a one-year term or until next year's annual meeting, Deloitte & Touche LLP was ratified as Dominion's independent auditor for 2004 and a shareholder proposal to limit executive compensation was rejected. See Dominion's Form 10-Q for the quarterly period ended March 31, 2004 for results of the election.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Articles of Incorporation as in effect August 9, 1999, as amended March 12, 2001 (Exhibit 3.1, Form 10-K for the year ended December 31, 2002, File No. 1-8489, incorporated by reference).
3.2	Bylaws as in effect on October 20, 2000 (Exhibit 3, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).
10.1	Dominion Resources, Inc. Security Option Plan, amended and restated effective July 13, 2004 (filed herewith).
10.2

Dominion Resources, Inc. Executives' Deferred Compensation Plan, effective January 1, 1994 and as amended and restated July 15, 2003 (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-8489, incorporated by reference), amended July 13, 2004 (filed herewith).

DOMINION RESOURCES, INC.
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (continued):

10.3

$1,500,000,000 3-Year Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, as Administrative Agent for the Lenders, dated May 27, 2004 (filed herewith).

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

(b) Reports on Form 8-K:

The following Current Report on Form 8-K was filed with the SEC:
1.

Dominion filed a report on Form 8-K on July 27, 2004 relating to its press release announcing an increase to its fourth-quarter dividend payable December 20, 2004, by 2 cents per share to 66.5 cents per share, and that for dividends payable in 2005, the quarterly rate will rise again from 66.5 cents per share to 67 cents per share for an annual rate in 2005 of $2.68 per share.

The Current Reports on Form 8-K listed below were furnished to the SEC during the period covered by this report and shall not be deemed "filed" for purposes of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing:

1.	Dominion furnished a report on Form 8-K on April 20, 2004, relating to its press release announcing unaudited earnings for the quarter ended March 31, 2004.
2.

Dominion furnished a report on Form 8-K on May 5, 2004, relating to its press release announcing an additional $7 million after-tax charge against first quarter 2004 earnings related to an agreement to settle a class action lawsuit involving a dispute over Dominion's rights to install fiber-optic cable along a portion of its electric transmission corridor.

3.	Dominion furnished a report on Form 8-K on July 27, 2004, relating to its press release announcing unaudited earnings for the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

August 4, 2004	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)