Form 10-Q
period 2004-09-30
DOMINION RESOURCES INC /VA/
filed 2004-11-03
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

At September 30, 2004, the latest practicable date for determination, 331,439,589 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions, except per share amounts)
Operating Revenue	$3,292	$2,853	$10,211	$9,062

Operating Expenses
Electric fuel and energy purchases, net	612	447	1,705	1,224
Purchased electric capacity	153	152	451	463
Purchased gas, net	414	324	2,036	1,509
Liquids, pipeline capacity and other purchases	287	111	677	318
Other operations and maintenance	647	707	1,781	1,979
Depreciation, depletion and amortization	328	310	964	910
Other taxes	107	104	383	370
Total operating expenses	2,548	2,155	7,997	6,773

Income from operations	744	698	2,214	2,289

Other income (expense)	53	48	152	(36)
Interest and related charges:
Interest expense - junior subordinated notes payable to affiliated trusts	30	--	87	--
Interest expense - other	205	179	610	600
Distributions - mandatorily redeemable trust preferred securities	--	28	--	83
Subsidiary preferred dividends	4	4	12	12
Total interest and related charges	239	211	709	695

Income before income taxes	558	535	1,657	1,558

Income tax expense	221	209	617	577
Income from continuing operations before cumulative effect of changes in accounting principles	337	326	1,040	981
Loss from discontinued operations (1)	--	(582)	(15)	(602)
Cumulative effect of changes in accounting principles (net of income taxes of $71)	--	--	--	113

Net income (loss)	$ 337	$ (256)	$ 1,025	$ 492

Earnings Per Common Share - Basic
Income from continuing operations before cumulative effect of changes in accounting principles	$1.02	$1.01	$3.18	$3.11
Loss from discontinued operations	--	(1.80)	(0.05)	(1.91)
Cumulative effect of changes in accounting principles	--	--	--	0.36
Net income (loss)	$1.02	$(0.79)	$3.13	$1.56

Earnings Per Common Share - Diluted
Income from continuing operations before cumulative effect of changes in accounting principles	$1.02	$1.01	$3.16	$3.10
Loss from discontinued operations	--	(1.80)	(0.04)	(1.90)
Cumulative effect of changes in accounting principles	--	--	--	0.36
Net income (loss)	$1.02	$(0.79)	$3.12	$1.56

Dividends paid per common share	$0.645	$0.645	$1.935	$1.935

____________

(1) Net of income tax benefit of $4 million for the nine months ended September 30, 2004 and income tax expense of $42 million and $17 million for the three and nine months ended September 30, 2003, respectively.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	September 30, 2004	December 31, 2003(1)
	(millions)
Current Assets
Cash and cash equivalents	$ 96	$ 126
Customer accounts receivable (net of allowance of $40 in 2004 and $51 in 2003)	2,612	3,091
Other accounts receivable	156	828
Inventories	976	870
Derivative assets	2,531	1,436
Margin deposit assets	153	157
Prepayments	489	202
Other	811	471
Total current assets	7,824	7,181

Investments
Available for sale securities	339	413
Nuclear decommissioning trust funds	1,906	1,872
Investment in affiliates	407	400
Other	393	402
Total investments	3,045	3,087

Property, Plant and Equipment
Property, plant and equipment	38,788	37,107
Accumulated depreciation, depletion and amortization	(12,038)	(11,257)
Net property, plant and equipment	26,750	25,850

Deferred Charges and Other Assets
Goodwill, net	4,298	4,300
Regulatory assets	811	832
Prepaid pension cost	1,944	1,939
Derivative assets	833	402
Other	643	595
Total deferred charges and other assets	8,529	8,068
Total assets	$46,148	$44,186

____________

(1) The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2004	December 31, 2003(1)
	(millions)
Current Liabilities
Securities due within one year	$ 1,761	$ 1,252
Short-term debt	348	1,452
Accounts payable, trade	2,358	2,712
Accrued interest, payroll and taxes	564	619
Derivative liabilities	3,814	2,082
Other	677	750
Total current liabilities	9,522	8,867

Long-Term Debt
Long-term debt	13,708	14,336
Junior subordinated notes payable to affiliated trusts	1,456	1,440
Total long-term debt	15,164	15,776

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,356	4,563
Asset retirement obligations	1,695	1,651
Derivative liabilities	1,894	1,185
Regulatory liabilities	600	587
Other	1,132	762
Total deferred credits and other liabilities	10,677	8,748
Total liabilities	35,363	33,391

Commitments and Contingencies (see Note 11)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders' Equity
Common stock - no par(2)	10,358	10,052
Other paid-in capital	84	61
Retained earnings	1,443	1,054
Accumulated other comprehensive loss	(1,357)	(629)
Total common shareholders' equity	10,528	10,538
Total liabilities and shareholders' equity	$46,148	$44,186

____________

(1) The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.
(2) 500 million shares authorized; 331 million shares outstanding at September 30, 2004 and 325 million shares outstanding at December 31, 2003.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2004	2003
	(millions)
Operating Activities
Net income	$1,025	$492
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of Telecom assets	--	544
Cumulative effect of changes in accounting principles, net of income taxes	--	(113)
Net unrealized gains on energy-related derivatives held for trading purposes	(69)	(94)
Depreciation, depletion and amortization	1,060	1,025
Deferred income taxes and investment tax credits, net	739	402
Other adjustments for non-cash items	23	26
Changes in:
Accounts receivable	477	54
Inventories	(107)	(278)
Deferred fuel and purchased gas costs, net	75	(257)
Prepayments	(347)	210
Accounts payable, trade	(354)	(11)
Accrued interest, payroll and taxes	(32)	43
Margin deposit assets and liabilities	9	78
Other operating assets and liabilities	(110)	11
Net cash provided by operating activities	2,389	2,132

Investing Activities
Plant construction and other property additions	(922)	(1,526)
Additions to gas and oil properties, including acquisitions	(953)	(941)
Proceeds from sale of oil and gas properties	413	303
Release of escrow deposit for debt refunding	--	500
Purchase of Dominion Fiber Ventures senior notes	--	(633)
Proceeds from sale of loans and securities	363	513
Purchases of securities	(397)	(492)
Advances to lessor for project under construction	(120)	(265)
Reimbursement from lessor for project under construction	793	--
Other	135	66
Net cash used in investing activities	(688)	(2,475)

Financing Activities
Repayment of short-term debt, net	(1,104)	(318)
Issuance of long-term debt	477	2,228
Repayment of long-term debt	(772)	(1,966)
Issuance of common stock	307	936
Common stock dividend payments	(635)	(616)
Other	(4)	(21)
Net cash (used in) provided by financing activities	(1,731)	243

Decrease in cash and cash equivalents	(30)	(100)
Cash and cash equivalents at beginning of period	126	291
Cash and cash equivalents at end of period	$ 96	$191

Supplemental Cash Flow Information
Assumption of debt related to acquisition of non-utility generating facility	$134	--
Non-cash exchange of debt securities	--	$500

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

Virginia Power is a regulated public utility that generates, transmits and distributes electricity within a 30,000-square-mile area in Virginia and northeastern North Carolina. Virginia Power serves approximately 2.3 million retail customer accounts, including governmental agencies, and wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power has trading relationships beyond the geographic limits of its retail service territory and buys and sells natural gas, electricity and other energy-related commodities.

CNG operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customer accounts in Ohio, Pennsylvania and West Virginia and its nonregulated retail energy marketing businesses serve approximately 1.3 million residential and commercial customer accounts in the Northeast and Midwest. CNG operates an interstate gas transmission pipeline system in the Midwest, Mid-Atlantic states and the Northeast and a liquefied natural gas (LNG) import and storage facility in Maryland. Its producer services operations involve the aggregation of natural gas supply and related wholesale activities. CNG's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore.

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

Note 2.    Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of September 30, 2004, its results of operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003.

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

The accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Dominion and all majority-owned subsidiaries, and those variable interest entities (VIEs) where Dominion has been determined to be the primary beneficiary.

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

Stock Compensation

The following table illustrates the pro forma effect on net income and earnings per share (EPS) if Dominion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions, except EPS)
Net income (loss), as reported	$337	$(256)	$1,025	$492
Add: actual stock-based compensation expense, net of tax	2	2	6	8
Deduct: pro forma stock-based compensation expense, net of tax	(4)	(7)	(14)	(28)
Net income (loss), pro forma	$335	$(261)	$1,017	$472

Basic EPS - as reported	$1.02	$(0.79)	$3.13	$1.56
Basic EPS - pro forma	$1.01	$(0.81)	$3.11	$1.50

Diluted EPS - as reported	$1.02	$(0.79)	$3.12	$1.56
Diluted EPS - pro forma	$1.01	$(0.81)	$3.09	$1.49

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3.     Recently Adopted Accounting Standards

2004

FSP FAS 142-2

Dominion adopted Financial Accounting Standards Board (FASB) Staff Position 142-2, Application of FASB Statement No. 142,Goodwill and Other Intangible Assets, to Oil- and Gas- Producing Entities, (FSP 142-2) in September 2004. FSP 142-2 was issued to clarify that an exception outlined in SFAS No. 142, includes the balance sheet classification of drilling and mineral rights of oil and gas producing entities. In accordance with the guidance in FSP 142-2, Dominion will continue to present its oil and gas drilling rights as tangible assets classified in property, plant and equipment.

FIN 46R

Dominion adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) for its interests in VIEs that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on Dominion's results of operations or financial position related to this adoption.

As described in Note 23 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion is a party to long-term contracts for purchases of electric generation capacity and energy from qualifying facilities and independent power producers. Certain variable pricing terms in some of these contracts cause them to be considered potential variable interests that require evaluation under the provisions of FIN 46R. If a power generator that holds one of these specific types of contracts is determined to be a VIE and Dominion is determined to be the primary beneficiary, Dominion would be required to consolidate the entity in its financial statements. Consolidation of one of these potential VIEs would primarily result in the addition of property, plant and equipment, long-term debt and minority interest to Dominion's balance sheet. The impact on Dominion's consolidated results of operations would be that purchased energy and capacity expenses attributable to the long-term contract with the VIE would be replaced by the VIE's operations, maintenance and interest expense. The VIE's results of operations would be reported as income attributable to a minority interest, and would not affect Dominion's net income. Long-term debt of these potential VIEs, even if consolidated, would be nonrecourse to Dominion.

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

Although limited information has been made available in certain instances, Dominion has not obtained the requested information from the other nine potential VIEs. Dominion will continue its efforts to obtain information and will complete an evaluation of its relationship with each of these potential VIEs, if sufficient information is ultimately obtained.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion has remaining purchase commitments under contracts with these ten potential VIEs of $4.5 billion at September 30, 2004. Dominion purchased $167 million and $154 million of electric generation capacity and energy from these entities in the three months ended September 30, 2004 and 2003, respectively, and $498 million and $482 million in the nine months ended September 30, 2004 and 2003, respectively. Dominion's exposure to losses from its involvement with these entities cannot be determined since losses, if any, would be represented by either: 1) the difference between (a) the amount payable by Dominion for energy and capacity under the long-term contract and (b) amounts recoverable through regulated electric sales or wholesale market transactions; or 2) if the potential VIE supplier fails to perform, any amount paid by Dominion to obtain replacement energy and capacity in excess of the amounts otherwise payable under the long-term contract with the potential VIE supplier entity.

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

Note 4.     Recently Issued Accounting Standards

EITF 03-1

In accordance with FSP EITF 03-1-1, Dominion delayed its adoption of the recognition and measurement provisions of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for evaluating and recognizing other-than-temporary impairments for certain investments in debt and equity securities. This delay will be in effect until the FASB reaches a final conclusion on issues raised in the proposed FSP 03-1-a, which relates primarily to implementation issues concerning certain types of debt securities.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Pending the adoption of any new guidance that may be finalized in the future, Dominion has continued to evaluate its available-for-sale securities for other-than-temporary impairment based upon the accounting policy described in Note 2 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003. In addition to issues being addressed by the FASB in FSP 03-1-a, Dominion and other entities in the electric industry have sought additional guidance from the FASB concerning the proper application of EITF 03-1 to debt and equity securities held in nuclear decommissioning trusts. Given the delayed effective date and the request for additional guidance described above, Dominion cannot predict what the initial or ongoing impact of applying EITF 03-1 to its nuclear decommissioning trust investments may have on its results of operations and financial condition at this time.

EITF 04-8

In October 2004, the FASB ratified the consensus reached by the EITF on Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. EITF 04-8 would require the shares issuable under Dominion's $220 million of outstanding contingent convertible senior notes to be included in its diluted EPS calculation retroactive to the date of issuance by applying the "if converted" method under SFAS No. 128, Earnings Per Share. Dominion has followed the existing interpretation of SFAS No. 128, which includes contingently issuable shares in diluted EPS only when and if certain contingencies are met. EITF 04-8 is effective for periods ending after December 15, 2004. Under the new guidance, Dominion's diluted EPS would be lower than previously reported. Dominion estimates that the average shares outstanding used in the calculation of its diluted EPS would increase by approximately 3 million shares. The dilutive effect of higher average shares outstanding would be partially offset as the numerator used in the calculation of diluted EPS would increase by an amount equal to the interest cost, net of related tax benefits, on the outstanding contingent convertible senior notes.

SAB 106

In September 2004, the SEC issued Staff Accounting Bulletin No. 106 (SAB 106) that provides guidance to oil and gas companies following the full cost accounting method regarding the application of SFAS 143. SAB 106 requires companies calculating the full cost ceiling test to exclude future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet as required by SFAS 143. However, estimated dismantlement and abandonment costs related to future development activities, which are not required to be accrued under SFAS 143, should continue to be included in the full cost ceiling test. The SEC staff has also recommended that companies discuss how the adoption of SFAS 143 has affected their accounting for oil and gas operations. The accounting and disclosure requirements of SAB 106 are to be applied prospectively beginning with the first quarter of 2005. Dominion is currently evaluating the impact, if any, that SAB 106 may have on its calculations under the full cost ceiling test.

Note 5.     Operating Revenue

Dominion's operating revenue consists of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenue	(millions)
Regulated electric sales	$1,455	$1,383	$4,011	$3,742
Regulated gas sales	110	121	953	851
Nonregulated electric sales	356	316	958	915
Nonregulated gas sales	363	311	1,466	1,268
Gas transportation and storage	151	138	579	539
Gas and oil production	429	376	1,210	1,135
Other	428	208	1,034	612
Total operating revenue	$3,292	$2,853	$10,211	$9,062

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted EPS:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions, except EPS)
Income from continuing operations before cumulative effect of changes in accounting principles	$337	$326	$1,040	$981
Loss from discontinued operations	--	(582)	(15)	(602)
Cumulative effect of changes in accounting principles	--	--	--	113
Net income (loss)	$337	$(256)	$1,025	$492

Basic EPS
Average shares of common stock outstanding - basic	329.7	322.8	327.3	315.3
Income from continuing operations before cumulative effect of changes in accounting principles	$1.02	$1.01	$3.18	$3.11
Loss from discontinued operations	--	(1.80)	(0.05)	(1.91)
Cumulative effect of changes in accounting principles	--	--	--	0.36
Net income (loss)	$1.02	$(0.79)	$3.13	$1.56

Diluted EPS
Average shares of common stock outstanding	329.7	322.8	327.3	315.3
Net effect of potentially dilutive securities(1)	1.3	1.4	1.4	1.3
Average shares of common stock outstanding - diluted	331.0	324.2	328.7	316.6

Income from continuing operations before cumulative effect of changes in accounting principles	$1.02	$1.01	$ 3.16	$3.10
Loss from discontinued operations	--	(1.80)	(0.04)	(1.90)
Cumulative effect of changes in accounting principles	--	--	--	0.36
Net income (loss)	$1.02	$(0.79)	$ 3.12	$1.56

_____________

(1) Potentially dilutive securities consist of options, restricted stock, equity-linked debt securities and an equity forward.

Stock options and equity-linked debt securities with the right to purchase 4.8 million and 4.6 million common shares for the three months ended September 30, 2004 and 2003, respectively, and 4.1 million and 11.1 million common shares for the nine months ended September 30, 2004 and 2003, respectively, were not included in the respective period's calculation of diluted EPS because the exercise prices included in those instruments were greater than the average market price of the common shares.

See Note 10 for information regarding senior notes that are convertible into Dominion common shares under certain conditions. Since none of the conditions have been met, the shares that would be issued upon conversion have not been included in the calculation of diluted EPS.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7.     Comprehensive Income

The following table presents total comprehensive income:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Net income	$337	$(256)	$1,025	$492
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(261)	237	(695)	(208)
Other(1)	10	(28)	(33)	112
Other comprehensive income (loss)	(251)	209	(728)	(96)
Total comprehensive income (loss)	$ 86	$ (47)	$297	$396

________________

(1) Primarily represents the impact of both unrealized gains and losses on investments held in decommissioning trusts and foreign currency translation adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:	(millions)
Fair value hedges	$ 3	$(4)	$ 7	$(1)
Cash flow hedges	3	2	5	(1)
Net ineffectiveness	$ 6	$(2)	$12	$(2)

Portion of gains (losses) on hedging instruments excluded from measurement of effectiveness and included in net income:
Fair value hedges (1)	$(9)	$1	$(12)	$1
Cash flow hedges (2)	26	(3)	102	5
Total	$17	$(2)	$90	$6

(1) Amounts relate to changes in the difference between spot prices and forward prices for 2004 and to changes in options' time value for 2003.
(2) Amounts relate to changes in options' time value.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive loss in the Consolidated Balance Sheet at September 30, 2004:

	Accumulated Other Comprehensive (Loss) Income, After-Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months, After-Tax	Maximum Term
	(millions)
Commodities:
Gas	$ (883)	$(557)	41 months
Oil	(344)	(153)	39 months
Electricity	(238)	(147)	39 months
Interest rate	(35)	(3)	261 months
Foreign currency	33	8	38 months
Total	$(1,467)	$(852)

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

As a result of damage to certain offshore production facilities in the Gulf of Mexico caused by Hurricane Ivan, and the related loss of forecasted oil production for the period from mid-September 2004 to May 2005, Dominion discontinued certain cash flow hedges effective September 14, 2004. In connection with the discontinuance of these cash flow hedges, Dominion reclassified losses of $71 million from accumulated other comprehensive loss to earnings during the three months ended September 30, 2004.

Note 9.     Ceiling Test

Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves, assuming period-end hedge-adjusted prices. Approximately 13% of Dominion's anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of September 30, 2004.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10.     Significant Financing Transactions

Credit Facilities and Short-Term Debt

Dominion, Virginia Power and CNG (collectively the Dominion Companies) use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. At September 30, 2004, the Dominion Companies had committed credit facilities totaling $3.75 billion. Although there were no loans outstanding, these credit facilities support commercial paper borrowings and letter of credit issuances. At September 30, 2004, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
Three-year revolving credit facility(1)	$1,500
Three-year revolving credit facility(2)	750
Total joint credit facilities	2,250	$348	$ 148	$1,754
Three-year CNG credit facility(3)	1,500	--	1,459	41
Totals	$3,750	$348	$1,607	$1,795

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
(3) The $1.5 billion three-year credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was entered into in August 2004 and terminates in August 2007.

In June 2004, CNG entered into a $100 million letter of credit agreement that terminates in June 2007. In August 2004, CNG entered into a $100 million letter of credit agreement that terminates in August 2009. These agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by CNG in its risk management strategies for gas and oil production. At September 30, 2004, outstanding letters of credit under these agreements totaled $200 million.

In October 2004, CNG entered into three letter of credit agreements totaling $700 million that terminate in April 2005. These agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by CNG in its risk management strategies for gas and oil production.

Long-Term Debt

During the nine months ended September 30, 2004, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$200	5.20%	2016	Dominion Resources, Inc.
Senior notes	100	Variable	2006	Dominion Resources, Inc.
Medium-term Notes(1)	177	4.92%	2009	Dominion Canada Finance Corporation
Total	$477

_____________

(1) Medium-term notes denominated in Canadian dollars but presented here in US dollars, based on exchange rates as of date of issuance.

Dominion Resources, Inc. and its subsidiaries repaid $772 million of long-term debt during the nine months ended September 30, 2004.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In August 2004, Dominion Resources, Inc. successfully remarketed $250 million of its Series E 7.82% Remarketable Notes due 2014. The notes now carry an interest rate of 7.195%.

In August 2004, in connection with the acquisition of a generating facility of UAE Mecklenburg Cogeneration LP (Mecklenburg), Virginia Power assumed Mecklenburg's $109 million senior secured bonds and $25 million pollution control bonds. In October 2004, Virginia Power offered to exchange $106 million of its 2004 Series A 7.25% senior notes due 2017 for the outstanding Mecklenburg senior secured bonds, following the scheduled principal payment of $3 million. The senior notes offered by Virginia Power have the same financial terms as the Mecklenburg senior secured bonds.

Convertible Securities

In 2003, Dominion issued $220 million of convertible senior notes due 2023. The senior notes are convertible by holders into shares of Dominion's common stock under any of the following circumstances:

(1) the price of Dominion common stock reaches $88.32 per share for a specified period;

(2) the senior notes are called for redemption by Dominion on or after December 20, 2006;

(3) the occurrence of specified corporate transactions; or

(4) the credit rating assigned to the senior notes by Moody's is below Baa3 and by Standard & Poor's is below BBB- or the ratings are discontinued for any reason.

If conversion were to occur, the notes would be converted into 3 million shares of common stock based on the initial conversion rate. The conversion rate is impacted by certain events such as stock splits, the issuance to all common stockholders of certain common stock rights and certain dividend increases.

Since none of the conditions have been met, the senior notes are not yet subject to conversion.

In 2007, Dominion will also begin to pay contingent interest if the average trading price as defined in the indenture equals or exceeds 120% of the principal amount of the senior notes.

Holders have the right to require Dominion to purchase their senior notes for cash at 100% of the principal plus accrued interest in December 2006, 2008, 2013 or 2018, or if Dominion undergoes certain fundamental changes.

Issuance of Common Stock

During the nine months ended September 30, 2004, Dominion received proceeds of $307 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

Forward Equity Transaction

In September 2004, Dominion entered into a forward equity sale agreement (forward agreement) with Merrill Lynch International (MLI), as forward purchaser, relating to 10 million shares of Dominion's common stock. The forward agreement provides for the sale of two tranches of Dominion common stock, each with stated maturity dates and settlement prices. In connection with the forward agreement, MLI borrowed an equal number of shares of Dominion's common stock from stock lenders and, at Dominion's request, sold the borrowed shares to J.P. Morgan Securities Inc. (JPM) under a purchase agreement among Dominion, MLI and JPM. JPM subsequently offered the borrowed shares to the public. The forward agreement was accounted for as equity at its initial fair value.

Dominion did not initially receive any proceeds from the sale of the borrowed shares. Except in specified circumstances or events that would require physical share settlement, Dominion may elect to settle the forward agreement by means of a physical share, cash or net share settlement. If Dominion elects to settle all of the shares subject to the forward agreement with stock, it will receive aggregate proceeds of approximately $644 million, based on maturity forward prices of $64.62 per share for the 2 million shares included in the first tranche and $64.34 per share for the 8 million shares included in the second tranche. The first tranche must settle by December 20, 2004, and the second tranche must settle by May 17, 2005. Dominion may elect to settle all or part of either tranche earlier, at fixed settlement prices provided in the forward agreement. Dominion will not be required to deliver more than 10 million shares under the forward agreement.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion expects to use proceeds received from physical share settlements of the forward agreement to fund part of the cost of the acquisition of the Kewaunee nuclear plant in Wisconsin for $225 million (which is expected to close in the winter of 2004) and the acquisition of three electric generating stations from USGen New England for $656 million (which is expected to close in March 2005). Dominion would expect to use any remaining proceeds for general corporate purposes, including buyouts of long-term power purchase agreements with non-utility generators. The use of a forward agreement allows Dominion to avoid equity market uncertainty by pricing a stock offering under current market conditions, while mitigating share dilution by postponing the issuance of stock until funds are needed. If Dominion decides it does not need any or all of the proceeds, it has the option to cash settle or net share settle the forward sale.

In the event of a cash or net share settlement, the payment would be calculated based upon the difference between Dominion's share price and the forward sale price for the applicable tranche multiplied by the number of shares being settled. At September 30, 2004, this would have resulted in a payment by Dominion to MLI of $5.5 million. If Dominion's current share price were lower than the forward sale price, Dominion would receive a payment from MLI. For every dollar increase (decrease) in the value of Dominion's stock, the value of the settlement from MLI's perspective would increase (decrease) by $10 million.

Note 11.     Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 23 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Note 11 to the Consolidated Financial Statements in Dominion's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, or Note 14 to the Consolidated Financial Statements in Dominion's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, nor have any significant new matters arisen during the quarter ended September 30, 2004.

Environmental Matters

In March 2004, the State of North Carolina filed a petition under Section 126 of the Clean Air Act seeking the Environmental Protection Agency (EPA) to impose additional nitrogen oxide (NOX) and sulfur dioxide (SO2) reductions from electrical generating units in thirteen states, claiming emissions from the electrical generating units in those states are contributing to air quality problems in North Carolina. Dominion has electrical generating units in six of the states. The issues raised by North Carolina are already being addressed by the EPA in current regulatory initiatives. The EPA is expected to respond to the petition later this year. Given the highly uncertain outcome and timing of future action, if any, by the EPA on this issue, Dominion cannot predict the financial impact, if any, on its operations at this time.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In July 2004, the EPA published new regulations that govern existing utilities that employ a cooling water intake structure, and whose flow levels exceed a minimum threshold. The EPA's rule presents several compliance options. Dominion is evaluating information from certain of its power stations and expects to spend approximately $16 million over the next 5 years conducting studies and technical evaluations. Dominion cannot predict the outcome of the EPA regulatory process or state with any certainty what specific controls may be required.

Guarantees, Letters of Credit and Surety Bonds

As of September 30, 2004, Dominion and its subsidiaries had issued $6.9 billion of guarantees, including: $3.5 billion to support commodity transactions of subsidiaries; $1.7 billion for subsidiary debt, $885 million related to a subsidiary leasing obligation for a new power generation project and $860 million for guarantees supporting other agreements of subsidiaries. Dominion had also purchased $76 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $1.8 billion. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. While the majority of these guarantees do not have a termination date, Dominion may choose at any time to limit the applicability of such guarantees to future transactions. To the extent that a liability subject to a guarantee has been incurred by a consolidated subsidiary, that liability is included in Dominion's Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees on behalf of its subsidiaries in the Consolidated Financial Statements, unless it becomes probable that Dominion will have to perform under the guarantees. No such liabilities have been recognized as of September 30, 2004. Dominion believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

As of September 30, 2004, substantially all of the officers' borrowings under executive stock loan programs, which were guaranteed by Dominion, have been repaid. Because of restrictions on corporate loans or guarantees under the Sarbanes-Oxley Act of 2002, Dominion has ceased its program of third party loans to executives for the purpose of acquiring Dominion stock.

Restructuring of a Contract with a Non-Utility Generating Facility

In August 2004, Dominion paid $42 million in cash and assumed $134 million in debt in connection with the termination of a long-term power purchase agreement and acquisition of the related generating facility used by Mecklenburg, a non-utility generator, to provide electricity to Dominion. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values as of the date of acquisition. In connection with the termination of the agreement, Dominion recorded a net gain of $34 million ($21 million after-tax), which resulted from a loss of $133 million related to terminating the agreement that was more than offset by the reversal of a $167 million liability representing the remaining balance related to the fair value of the Mecklenburg agreement recorded in October 2003 upon adoption of SFAS No. 133 Implementation Issue No. C20, Interpretation of the Meaning of "Not Clearly and Closely Related" in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature, (Issue C20). The power purchase agreement, which contained pricing terms linked to a broad market index, was required to be recorded at fair value upon adoption of Issue C20; however since it qualified as a normal purchase and sale contract no further changes in its fair value were recognized.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12.      Credit Risk

As a diversified energy company, Dominion transacts with major companies in the energy industry and with commercial and residential energy consumers. As a result of its large and diverse customer base, Dominion is not exposed to a significant concentration of credit risk for receivables arising from utility electric and gas operations, including transmission services, and retail energy sales. Dominion's exposure to credit risk is concentrated primarily within its sales of gas and oil production and energy trading, marketing and commodity hedging activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy trading, marketing and hedging activities include proprietary trading activities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. At September 30, 2004, gross credit exposure related to these transactions totaled $858 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, Dominion's credit exposure is reduced to $843 million. Of this amount, investment grade counterparties represent 78% and no single counterparty exceeded 8%. As of September 30, 2004 and December 31, 2003, Dominion had margin deposit assets of $153 million and $157 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $17 million and $12 million, respectively.

Note 13.     Discontinued Operations

The following table presents selected information related to Dominion's discontinued telecommunications operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Operating Revenue	--	$4	$8	$14

Loss before income taxes	--	(540)	(19)	(585)

In May 2004, Dominion completed the sale of its discontinued telecommunication operations to Elantic Telecom, Inc., realizing a loss of $11 million ($7 million after-tax, $0.02 per share) related to the sale. During July 2004, Elantic Telecom Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division. Dominion is currently assessing its potential exposure, if any, as a result of this filing.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14.     Employee Benefit Plans

The following table illustrates the components of the provision for net periodic benefit cost (credit) for Dominion's defined benefit pension and other postretirement benefit plans:
	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	2004	2003	2004	2003
Three Months Ended September 30,	(millions)
Service cost	$25	$22	$15	$13
Interest cost	47	45	20	20
Expected return on plan assets	(84)	(83)	(11)	(8)
Amortization of prior service cost	1	--	--	--
Amortization of transition obligation	--	--	3	2
Amortization of net loss	14	5	5	5
Net periodic benefit cost (credit)	$ 3	$(11)	$32	$32

Nine Months Ended September 30,
Service cost	$73	$66	$48	$43
Interest cost	142	136	61	63
Expected return on plan assets	(252)	(243)	(33)	(26)
Amortization of prior service cost	2	--	--	--
Amortization of transition obligation	--	--	8	7
Amortization of net loss	42	15	15	16
Net periodic benefit cost (credit)	$ 7	$(26)	$99	$103

Employer Contributions

Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans during the first nine months of 2004. Dominion expects to contribute at least $51 million to its other postretirement benefit plans during the remainder of 2004. Under its funding policies, Dominion evaluates plan funding requirements annually after receiving updated plan information from its actuary. Dominion has reviewed updated information received from its actuary and as a result, does not expect to make contributions to its defined benefit pension plans during the remainder of 2004 based on the funded status of each plan and other factors.

Note 15.     Operating Segments

Dominion manages its operations through the following operating segments:

Dominion Generation includes the electric generation operations of Dominion's electric utility and merchant fleet.

Dominion Energy includes Dominion's electric transmission, natural gas transmission pipeline and storage businesses, a LNG facility, certain natural gas production, as well as energy trading and marketing activities (Clearinghouse).

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

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Dominion Generation	Dominion Energy	Dominion Delivery	Dominion E&P	Corporate and Other	Adjs./ Elims.	Consolidated Total
Three Months Ended September 30,	(millions)
2004
Operating revenue: External customers	$1,233	$642	$625	$613	$23	$156	$3,292
Intersegment	168	63	15	34	135	(415)	--
Net income (loss)	193	33	95	139	(123)	--	337

2003
Operating revenue: External customers	$1,180	$498	$568	$460	$41	$106	$2,853
Intersegment	88	126	14	37	140	(405)	--
Net income (loss)	221	77	92	98	(744)	--	(256)

Nine Months Ended September 30,
2004
Operating revenue: External customers	$3,393	$1,960	$2,701	$1,599	$51	$507	$10,211
Intersegment	396	302	57	114	386	(1,255)	--
Net income (loss)	382	132	358	431	(278)	--	1,025

2003
Operating revenue: External customers	$3,295	$1,596	$2,328	$1,399	$112	$332	$9,062
Intersegment	194	387	46	120	446	(1,193)	--
Net income (loss)	445	308	321	299	(881)	--	492

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

Dominion makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth in Risk Factors and Cautionary Statements That May Affect Future Results.

Dominion bases its forward-looking statements on management's beliefs and assumptions using information available at the time the statements are made. Dominion cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Dominion undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2004, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: derivative contracts at fair value; goodwill and long-lived asset impairment testing; asset retirement obligations; employee benefit plans; regulated operations; gas and oil operations; and retained interests from securitizations.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results of Operations

Following is a summary of contributions by operating segments to net income for the third quarter and year-to-date period ended September 30, 2004 and 2003:
	Net Income		Diluted EPS
	2004	2003	2004	2003
Third Quarter	(millions, except per share amounts)
Dominion Generation	$ 193	$ 221	$0.58	$0.68
Dominion Energy	33	77	0.10	0.24
Dominion Delivery	95	92	0.29	0.28
Dominion Exploration & Production	139	98	0.42	0.30
Primary operating segments	460	488	1.39	1.50

Corporate and Other	(123)	(744)	(0.37)	(2.29)
Consolidated	$337	$(256)	$1.02	$(0.79)

Year-To-Date
Dominion Generation	$ 382	$ 445	$1.16	$1.40
Dominion Energy	132	308	0.40	0.97
Dominion Delivery	358	321	1.09	1.01
Dominion Exploration & Production	431	299	1.31	0.94
Primary operating segments	1,303	1,373	3.96	4.32

Corporate and Other	(278)	(881)	(0.84)	(2.76)
Consolidated	$1,025	$492	$3.12	$1.56

Overview

Third Quarter 2004 vs. 2003

Dominion earned $1.02 per diluted share on net income of $337 million, an increase of $1.81 per diluted share and $593 million. The per share amount includes approximately $0.02 of share dilution, reflecting an increase in the average number of common shares outstanding.

The combined third quarter net income contribution of Dominion's primary operating segments decreased $28 million, primarily due to:

  A lower contribution from regulated electric generation operations due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. These higher fuel costs were partially offset by a reduction in capacity expenses due to the termination of certain long-term power purchase contracts and an increase in regulated electric sales resulting from customer growth and other factors;

  A loss from energy trading and marketing activities, reflecting the effect of unfavorable price changes on electric trading margins and losses related to certain natural gas contracts held in connection with management of storage and transportation agreements, partially offset by favorable margins in coal trading;

  A higher contribution from exploration and production operations due to the recognition of revenue in connection with deliveries under volumetric production payment (VPP) agreements partially offset by lower gas production, reflecting the sale of mineral rights under the VPP agreements. Results were also positively impacted by higher average realized prices for gas and oil and increased oil production.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In addition to the lower contribution by the operating segments in 2004, the consolidated results include the impact of several specific items recognized in 2004 and reported in the Corporate and Other segment, including:

  $61 million of after-tax losses related to the discontinuance of hedge accounting for certain oil hedges resulting from a mid-September interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges;

  $20 million of after-tax charges for DCI asset impairments and tax adjustments attributable to sales of assets; partially offset by

  A $21 million after-tax benefit resulting from the termination of a long-term power purchase contract.

Additionally, the consolidated results include the impact of significant specific items recognized in 2003. These items were reported in the Corporate and Other segment, and included:

  $582 million of after-tax losses associated with Dominion's discontinued telecommunications business;

  $80 million of after-tax costs, representing incremental restoration expenses associated with Hurricane Isabel; and

  $21 million of after-tax charges related to the impairment of certain DCI assets and a change in the valuation allowance on deferred tax assets at DCI.

Year-To-Date 2004 vs. 2003

Dominion earned $3.12 per diluted share on net income of $1.0 billion, an increase of $1.56 per diluted share and $533 million. The per share amount includes approximately $0.12 of share dilution, reflecting an increase in the average number of common shares outstanding.

The combined year-to-date net income contribution of Dominion's primary operating segments decreased $70 million, primarily due to:

  A lower contribution from regulated electric generation operations due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. These higher fuel costs were partially offset by a reduction in capacity expenses due to the termination of certain long-term power purchase contracts and increased revenue due to customer growth;

  A loss from energy trading and marketing activities, reflecting comparatively lower price volatility on natural gas option positions and the effect of unfavorable price changes on electric trading margins and losses related to certain natural gas contracts held in connection with management of storage and transportation agreements, partially offset by favorable margins in coal trading;

  A higher contribution from nonregulated retail energy marketing operations, primarily reflecting an increase in customer accounts and higher electric and gas margins; and

  A higher contribution from exploration and production operations due to favorable changes in the fair value of certain oil options reported in other operations and maintenance expense, increased oil production and lower income taxes as the result of updated estimates for the combined effective state tax rate and Canadian tax rate. Results were also affected by the recognition of revenue in connection with deliveries under the VPP agreements, partially offset by lower gas production, reflecting the sale of mineral rights under the VPP agreements.

In addition to the lower contribution by the operating segments in 2004, the consolidated results include the impact of several specific items recognized in 2004 and reported in the Corporate and Other segment, including:

  $61 million of after-tax losses related to the discontinuance of hedge accounting for certain oil hedges resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges;

  $53 million of after-tax charges related to the impairment of certain DCI assets and tax adjustments primarily attributable to sales of assets;

  $15 million of after-tax losses associated with Dominion's telecommunications business, which was sold during the second quarter of 2004; and

  A $7 million after-tax charge related to an agreement to settle a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor; partially offset by

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  A $21 million after-tax benefit associated with the disposition of CNG International's (CNGI) investment in Australian pipeline assets that were sold during the second quarter of 2004;

  A $21 million after-tax benefit resulting from the termination of a long-term power purchase contract; and

  An $11 million after-tax benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities.

Additionally, the consolidated results include the impact of significant specific items recognized in 2003. These items were reported in the Corporate and Other segment, and included:

  $650 million of after-tax losses associated with Dominion's discontinued telecommunications business;

  $80 million of after-tax costs, representing incremental restoration expenses associated with Hurricane Isabel;

  $25 million of after-tax charges for asset impairments related to certain investments held for sale;

  $21 million of after-tax charges related to the impairment of certain DCI assets and a change in the valuation allowance on deferred tax assets at DCI; and

  $17 million of after-tax severance costs for workforce reductions; partially offset by

  A $113 million net after-tax gain representing the cumulative effect of adopting two new accounting standards (SFAS No. 143 - a $180 million after-tax gain and EITF 02-3 - a $67 million after-tax loss).

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion's results of operations.

	Third Quarter		Year-To-Date
	2004	2003	2004	2003
	(millions)
Operating Revenue
Regulated electric sales	$1,455	$1,383	$ 4,011	$3,742
Regulated gas sales	110	121	953	851
Nonregulated electric sales	356	316	958	915
Nonregulated gas sales	363	311	1,466	1,268
Gas transportation and storage	151	138	579	539
Gas and oil production	429	376	1,210	1,135
Other	428	208	1,034	612

Operating Expenses
Electric fuel and energy purchases, net	612	447	1,705	1,224
Purchased electric capacity	153	152	451	463
Purchased gas, net	414	324	2,036	1,509
Liquids, pipeline capacity and other purchases	287	111	677	318
Other operations and maintenance	647	707	1,781	1,979
Depreciation, depletion and amortization	328	310	964	910
Other taxes	107	104	383	370

Other income (expense)	53	48	152	(36)
Interest and related charges	239	211	709	695
Income tax expense	221	209	617	577
Loss from discontinued operations (net of income taxes)	--	(582)	(15)	(602)
Cumulative effect of changes in accounting principles (net of income taxes)	--	--	--	113

An analysis of Dominion's results of operations for the third quarter and year-to-date period follows.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Third Quarter 2004 vs. 2003

Operating Revenue

Regulated electric sales revenue increased 5% to $1.5 billion, primarily reflecting:

  A $54 million increase due to the impact of a comparatively higher fuel rate. The rate increase resulted from the settlement of a fuel rate case during December 2003;

  An $18 million increase due to lost revenue in 2003 as a result of outages caused by Hurricane Isabel;

  A $14 million increase from customer growth associated with new customer connections; partially offset by

  A $34 million decrease associated with milder weather.

Regulated gas sales revenue decreased 9% to $110 million, largely resulting from a $15 million decrease associated with milder weather, lower industrial sales and customer migration to Energy Choice programs.

Nonregulated electric sales revenue increased 13% to $356 million, primarily reflecting:

  A $58 million increase largely due to customer growth associated with nonregulated retail energy marketing operations;
  A $53 million increase in revenue from merchant generation operations, primarily due to the commencement of commercial operations at the 1,180 megawatt Fairless Energy power station (Fairless) during June 2004, partially offset by decreased revenue at certain other stations resulting from lower prices and generation volumes;
  A $51 million decrease in revenue from energy trading and marketing activities, primarily reflecting decreased margins in electric trading due to unfavorable price movements; and
  A $5 million decrease due to the sale of CNGI's generation assets in Kauai, Hawaii in December 2003.

Nonregulated gas sales revenue increased 17% to $363 million, largely due to:

  A $27 million increase in revenue from sales of purchased gas by exploration and production operations, entered into to facilitate gas transportation and other agreements. This increase in nonregulated gas sales revenue was largely offset by a corresponding increase in Purchased gas, net expense; and

  A $14 million increase in revenue from producer services operations, reflecting higher prices ($37 million) partially offset by lower volumes ($23 million). This increase in nonregulated gas sales revenue was largely offset by a corresponding increase in Purchased gas, net expense.

Gas transportation and storage revenue increased 9% to $151 million, largely due to the mid-August 2003 reactivation of the Cove Point LNG facility, which was acquired by Dominion in September 2002.

Gas and oil production revenue increased 14% to $429 million, predominantly due to:

  A $21 million increase in revenue from oil production, largely reflecting higher volumes; and

  A $61 million increase in revenue recognized related to deliveries under VPP transactions; partially offset by

  A $34 million decrease in revenue from gas production, primarily reflecting the sale of mineral rights under the VPP agreements.

Other revenue increased 106% to $428 million, largely due to a $122 million increase in coal sales revenue and a $61 million increase in brokered oil sales. The increase in other revenue was largely offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 37% to $612 million, primarily reflecting:

  A $114 million increase related to regulated utility operations due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. The increase also reflects higher average commodity prices in the current period;

  A $51 million increase primarily reflecting new business associated with nonregulated retail energy marketing operations; and

  A $31 million increase related to merchant generation operations, largely due to the commencement of commercial operations at Fairless, partially offset by decreased expense at certain other stations resulting from lower generation volumes.

Purchased gas, net expense increased 28% to $414 million, predominantly due to:

  A $26 million increase related to purchases of gas by exploration and production operations incurred to facilitate gas transportation and other agreements, as discussed above in Nonregulated gas sales revenue;

  A $19 million increase associated with energy trading and marketing activities;

  A $15 million increase associated with producer services operations, reflecting increased prices ($39 million) partially offset by lower volumes ($24 million), as discussed above in Nonregulated gas sales revenue.

Liquids, pipeline capacity and other purchases expense increased 159% to $287 million, principally reflecting a $107 million increase in the cost of coal purchased for resale and a $58 million increase in the cost of oil sales, both of which are discussed in Other revenue.

Other operations and maintenance expense decreased 8% to $647 million, primarily reflecting:

  A $32 million net benefit primarily due to favorable changes in the fair value of certain oil options. As provided for in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Dominion excludes changes in options' time value from its calculation of hedge effectiveness. Such amounts, as well as changes in the fair value of options not designated as hedges, are reported in other operations and maintenance expenses. During the period, Dominion effectively settled certain options not designated as hedges by entering into offsetting option positions that had the effect of preserving approximately $78 million in mark-to-market gains attributable to favorable changes in time value;

  A $34 million benefit resulting from the termination of a long-term power purchase contract;

  The impact of the following charges recognized in 2003:

    $129 million of incremental restoration expenses associated with Hurricane Isabel; and

    A $14 million charge related to the impairment of certain DCI assets.

  These benefits were partially offset by the following charges:

    $96 million of losses related to the discontinuance of hedge accounting for certain oil hedges resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges;

    $26 million in impairments related to various equity investments and several operating companies held by DCI;

    A $17 million increase in costs associated with the lease payments and operating expenses due to the commencement of commercial operations at Fairless; and

    A $13 million increase in pension expense.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Interest and related charges increased 13% to $239 million, primarily reflecting:

  A $15 million benefit in 2003 resulting from the favorable resolution of previously outstanding income tax issues; and

  A $5 million increase due to the consolidation of debt related to several special purpose lessor entities as a result of the adoption of FIN 46R on December 31, 2003.

Year-To-Date 2004 vs. 2003

Operating Revenue

Regulated electric sales revenue increased 7% to $4.0 billion, primarily reflecting:

  A $179 million increase due to the impact of a comparatively higher fuel rate on increased volumes. The rate increase resulted from the settlement of a fuel rate case during December 2003;

  A $21 million increase associated with favorable weather;

  An $18 million increase due to lost revenue in 2003 as a result of outages caused by Hurricane Isabel; and

  A $37 million increase from customer growth associated with new customer connections.

Regulated gas sales revenue increased 12% to $953 million, largely resulting from a $152 million increase due to higher rates for regulated gas distribution operations primarily related to the recovery of higher gas prices, partially offset by a $69 million decrease associated with milder weather, lower industrial sales and customer migration to Energy Choice programs. The effect of this net increase in regulated gas sales revenue was largely offset by a comparable increase in Purchased gas expense.

Nonregulated electric sales revenue increased 5% to $958 million, primarily reflecting the combined effects of:

  A $148 million increase in revenue from nonregulated retail energy marketing operations reflecting increased volumes ($116 million) and higher prices ($32 million);

  A $24 million increase in revenue from merchant generation operations, largely due to the commencement of commercial operations at Fairless, partially offset by decreased revenue at certain other stations resulting from lower prices and volumes;

  An $82 million decrease in revenue from energy trading and marketing activities reflecting decreased margins in electric trading due to unfavorable price movements; and

  A $15 million decrease due to the sale of CNGI's generation assets in Kauai, Hawaii in December 2003.

Nonregulated gas sales revenue increased 16% to $1.5 billion, predominantly due to:

  A $177 million increase in revenue from producer services operations, largely reflecting higher volumes. This increase in nonregulated gas sales revenue was largely offset by a corresponding increase in Purchased gas, net expense;

  A $112 million increase in revenue from nonregulated retail energy marketing operations, reflecting increased volumes ($70 million) and higher prices ($42 million);

  A $31 million increase in revenue from sales of purchased gas by exploration and production operations, entered into to facilitate gas transportation and other agreements. This increase in nonregulated gas sales revenue was largely offset by a corresponding increase in Purchased gas, net expense; partially offset by

  An $83 million decrease in revenue from energy trading and marketing activities due to comparatively lower price volatility on natural gas option positions and losses related to certain natural gas contracts held in connection with management of storage and transportation agreements.

Gas transportation and storage revenue increased 7% to $579 million, largely due to the August 2003 reactivation of the Cove Point LNG facility, which was acquired by Dominion in September 2002.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Gas and oil production revenue increased 7% to $1.2 billion as a result of:

  A $25 million increase in revenue from oil production, largely reflecting higher volumes; and

  A $141 million increase in revenue recognized related to deliveries under VPP transactions; partially offset by

  A $96 million decrease in revenue from gas production, primarily reflecting the sale of mineral rights under the VPP agreements.

Other revenue increased 69% to $1.0 billion, largely due to a $245 million increase in coal sales revenue, an $86 million increase in sales of emissions credits and a $76 million increase in brokered oil sales. The increase in other revenue was largely offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense.

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 39% to $1.7 billion, primarily reflecting:

  A $336 million increase related to regulated utility operations due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. The increase also reflects higher volumes in the current year period;

  A $132 million increase related to nonregulated retail energy marketing operations reflecting increased volumes ($113 million) and higher prices ($19 million); and

  A $61 million increase related to merchant generation operations, largely due to the commencement of commercial operations at Fairless, partially offset by decreased expense at certain other stations resulting from lower generation volumes.

Purchased gas, net expense increased 35% to $2.0 billion, principally resulting from:

  A $170 million increase associated with producer services operations, largely reflecting higher volumes, as discussed above in Nonregulated gas sales revenue;

  An $82 million increase associated with regulated gas sales discussed above in Regulated gas sales revenue;

  A $77 million increase associated with nonregulated retail energy marketing operations, primarily reflecting higher volumes;

  A $42 million increase related to gas transmission operations; and

  A $22 million increase related to purchases of gas by exploration and production operations incurred to facilitate gas transportation and other agreements, as discussed above in Nonregulated gas sales revenue.

Liquids, pipeline capacity and other purchases expense increased 113% to $677 million, primarily reflecting a $223 million increase in the cost of coal purchased for resale, an $82 million increase in the cost of emission sales and a $73 million increase in the cost of oil sales, each of which are discussed in Other revenue.

Other operations and maintenance expense decreased 10% to $1.8 billion, resulting from:

  A $115 million net benefit primarily due to favorable changes in the fair value of certain oil options. During the period, Dominion effectively settled certain options not designated as hedges by entering into offsetting option positions that had the effect of preserving approximately $120 million in mark-to-market gains attributable to favorable changes in time value;

  A $34 million benefit resulting from the termination of a long-term power purchase contract;

  An $18 million benefit from the reduction of expenses accrued in 2003 associated with Hurricane Isabel restoration activities; and

  The impact of the following charges recognized in 2003:

    $129 million of incremental restoration expenses associated with Hurricane Isabel;

    A $29 million charge related to severance costs for workforce reductions;

    A $22 million impairment related to CNGI's generation assets in Kauai, Hawaii that were sold in December 2003; and

    A $14 million charge related to the impairment of certain DCI assets.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

These benefits were partially offset by the following charges:

  $96 million of losses related to the discontinuance of hedge accounting for certain oil hedges resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges;

  $38 million in charges from the impairment of retained interests from mortgage securitizations held by DCI, reflecting increased defaults and accelerated prepayments as a result of low interest rates;

  $26 million in charges from the impairment of various equity investments and several operating companies held by DCI;

  A $32 million increase in pension expense; and

  A $12 million charge related to an agreement to settle a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

Other income increased to $152 million from a loss of $36 million, primarily reflecting:

  A $60 million increase resulting from net realized gains (including investment income) associated with nuclear decommissioning trust fund investments as opposed to net losses during the prior year period;

  An $18 million benefit associated with the disposition of a portion of CNGI's investment in Australian pipeline assets that were sold during the second quarter of 2004; and

  The impact of the following charges recognized in 2003:

    $57 million of costs associated with the acquisition of Dominion Fiber Ventures, LLC (DFV) senior notes;

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

  A $180 million after-tax gain (SFAS No. 143); partially offset by

  A $67 million after-tax loss (EITF 02-3).

Segment Results of Operations

Dominion Generation

Dominion Generation includes the electric generation operations of Dominion's electric utility and merchant fleet.

	Third Quarter		Year-To-Date
	2004	2003	2004	2003
(millions, except EPS)
Net income contribution	$193	$221	$382	$445
EPS contribution	$0.58	$0.68	$1.16	$1.40
Electricity sold (million mwhrs)	31	29	85	81

__________________
mwhrs = megawatt hours

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation's operating results:
	Third Quarter		Year-To-Date
	2004 vs. 2003		2004 vs. 2003
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Fuel expenses in excess of rate recovery	$(44)	$(0.14)	$(106)	$(0.33)
Regulated electric sales:
Weather	(14)	(0.04)	8	0.03
Customer growth	6	0.02	15	0.05
Lost revenue due to Hurricane Isabel	7	0.02	7	0.02
2003 fuel rate case settlement	9	0.03	9	0.03
Capacity expenses	6	0.02	20	0.06
Other	2	--	(16)	(0.05)
Share dilution	--	(0.01)	--	(0.05)
Change in net income contribution	$(28)	$(0.10)	$(63)	$(0.24)

Dominion Generation's third quarter and year-to-date net income contribution decreased $28 million and $63 million, respectively, primarily reflecting:

  Higher fuel expenses incurred by the regulated utility operations due primarily to the elimination of fuel deferral accounting which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates;

  Higher regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers; lost revenue in 2003 due to outages associated with Hurricane Isabel and the impact of the economy and other factors; partially offset by unfavorable weather during the quarter. Weather was a positive contributor during the year-to-date period;

  A charge incurred by regulated utility operations in 2003 for the partial write-off of the deferred fuel balance associated with a fuel rate case settlement;

  Reduced purchased power capacity expenses primarily due to the termination of long-term power purchase contracts in connection with the purchase of the related generating facilities in November 2003 and August 2004; and

  Other factors in the year-to-date period including incremental depreciation expense resulting from property additions and the consolidation of special purpose lessor entities as a result of adopting FIN 46R on December 31, 2003.

Dominion Energy

Dominion Energy includes Dominion's electric transmission, natural gas transmission pipeline and storage businesses, a LNG facility, certain natural gas production and energy trading and marketing operations.

	Third Quarter		Year-To-Date
	2004	2003	2004	2003
(millions, except EPS)
Net income contribution	$33	$77	$132	$308
EPS contribution	$0.10	$0.24	$0.40	$0.97
Gas transmission throughput (bcf)	112	84	535	445

__________________
bcf = billion cubic feet

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy's operating results:
	Third Quarter		Year-To-Date
	2004 vs. 2003		2004 vs. 2003
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Energy trading and marketing	$(22)	$(0.07)	$(136)	$(0.43)
Economic hedges	(7)	(0.02)	(7)	(0.02)
Electric transmission margins	(5)	(0.02)	(9)	(0.03)
Cove Point operations	2	0.01	8	0.03
Other	(12)	(0.04)	(32)	(0.10)
Share dilution	--	--	--	(0.02)
Change in net income contribution	$(44)	$(0.14)	$(176)	$(0.57)

Dominion Energy's third quarter and year-to-date net income contribution decreased $44 million and $176 million, respectively, primarily reflecting:

  A loss from energy trading and marketing activities, reflecting comparatively lower price volatility on natural gas option positions within the year-to-date period, and the effect of unfavorable price changes on electric trading margins and losses related to certain natural gas contracts held in connection with management of storage and transportation agreements, partially offset by favorable margins in coal trading;

  A decrease attributable to unfavorable price movements in 2004 on the economic hedges of Dominion Exploration & Production gas production described in Selected Information - Energy Trading Activities;

  Lower electric transmission margins, primarily due to decreased wheeling revenue;

  A higher contribution from the Cove Point LNG facility due to its reactivation in August 2003; and

  Other factors including losses from asset and price risk management activities related to intersegment marketing.

Dominion Delivery

Dominion Delivery includes Dominion's electric and gas distribution and customer service business, as well as retail energy marketing operations.
	Third Quarter		Year-To-Date
	2004	2003	2004	2003
(millions, except EPS)
Net income contribution	$95	$92	$358	$321
EPS contribution	$0.29	$0.28	$1.09	$1.01

Electricity delivered (million mwhrs)	21	21	60	58
Gas throughput (bcf)	43	41	265	266

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Delivery's operating results:
	Third Quarter		Year-To-Date
	2004 vs. 2003		2004 vs. 2003
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(6)	$(0.02)	$(4)	$(0.01)
Customer growth	3	0.01	7	0.02
Lost revenue due to Hurricane Isabel	3	0.01	3	0.01
Nonregulated retail energy marketing operations	9	0.03	25	0.08
Bad debt expense	1	--	13	0.04
Other	(7)	(0.02)	(7)	(0.02)
Share dilution	--	--	--	(0.04)
Change in net income contribution	$3	$0.01	$37	$0.08

Dominion Delivery's third quarter and year-to-date net income contribution increased $3 million and $37 million, respectively, primarily reflecting:

  Unfavorable weather in regulated electric service territories during the third quarter;

  Comparably milder winter weather in regulated gas service territories within the year-to-date period; partially offset by comparably favorable weather in regulated electric service territories within the year-to-date period;

  Customer growth in the electric and gas franchise service area, primarily reflecting new residential electric customers;

  Lost revenue in 2003 due to outages associated with Hurricane Isabel;

  A higher contribution from nonregulated retail energy marketing operations, primarily reflecting an increase in customer accounts and higher electric and gas margins;

  Lower bad debt expenses, primarily reflecting the effect of a bad debt rider for Ohio customers that allows deferral and subsequent recovery of incremental bad debt expense over the level that is included in base rates. The year-to-date period also reflects the favorable impact from the recognition of increased reserves in the first quarter of 2003 due to colder than normal weather; and

  Other factors including higher pension expense.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Exploration & Production

Dominion Exploration & Production manages Dominion's gas and oil exploration, development and production business.
	Third Quarter		Year-To-Date
	2004	2003	2004	2003
(millions, except EPS)
Net income contribution	$139	$98	$431	$299
EPS contribution	$0.42	$0.30	$1.31	$0.94

Gas production (bcf)	87.3	96.7	271.1	289.0
Oil production (million bbls)	2.9	2.2	7.5	6.7

Average realized prices with hedging results (1)
Gas (per mcf) (2)	$4.06	$3.89	$4.02	$4.01
Oil (per bbl)	$26.67	$23.90	$25.73	$24.66
Average prices without hedging results
Gas (per mcf) (2)	$5.47	$4.65	$5.41	$5.19
Oil (per bbl)	$41.94	$29.00	$37.59	$29.92

DD&A (unit of production rate per mcfe)	$1.29	$1.23	$1.26	$1.19

_____________________
bbl = barrel
mcf = thousand cubic feet
mcfe = thousand cubic feet equivalent

(1) Excludes the effects of the economic hedges discussed under Selected Information-Energy Trading Activities.
(2) Excludes $74 million and $14 million of revenue recognized in the third quarter of 2004 and 2003, respectively, and $154 and $14 million of revenue recognized in the year-to-date period of 2004 and 2003, respectively, under the VPP agreements described in Note 7 to the Consolidated Financial Statements in Dominion's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and Note 12 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Exploration & Production's operating results:
	Third Quarter		Year-To-Date
	2004 vs. 2003		2004 vs. 2003
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
VPP revenue	$38	$0.12	$88	$0.28
Gas and oil 3/4 production	(15)	(0.05)	(43)	(0.14)
Gas and oil 3/4 prices	16	0.05	16	0.05
Operations and maintenance	4	0.01	60	0.19
DD&A 3/4 production	5	0.02	10	0.03
DD&A 3/4 rate	(5)	(0.02)	(16)	(0.05)
Income taxes	2	0.01	21	0.07
Other	(4)	(0.01)	(4)	(0.01)
Share dilution	--	(0.01)	--	(0.05)
Change in net income contribution	$41	$0.12	$132	$0.37

Dominion Exploration & Production's third quarter and year-to-date net income contribution increased $41 million and $132 million, respectively, primarily reflecting:

  Recognition of revenue in connection with deliveries under the VPP agreements;

  Lower gas production reflecting the sale of mineral rights under the VPP agreements, which was partially offset by increased gas production from various locations;

  Higher oil production reflecting production related to the deepwater Gulf of Mexico Devils Tower project;

  Higher average realized prices for gas and oil;

  Lower operations and maintenance expenses, which decreased primarily due to favorable changes in the fair value of certain oil options, partially offset by an increase in production costs;

  A higher rate for depreciation, depletion and amortization, primarily reflecting higher industry finding and development costs, increased acquisition costs and the effect of the reduction in reserves attributable to the VPP transactions; and

  Lower income taxes as the result of updated estimates for the combined effective state tax rate and Canadian tax rate. The state tax rates are impacted by changes in state income tax laws, the corporate investment profile in numerous states and the volume of business transactions.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate and Other

Presented below are the Corporate and Other segment's after-tax results:
	Third Quarter		Year-To-Date
	2004	2003	2004	2003
(millions, except EPS)
Specific items attributable to operating segments	$(43)	$(82)	$(40)	$14
DCI operations	(28)	(17)	(64)	(26)
Telecommunication operations(1)	--	(582)	(15)	(650)
Other corporate operations	(52)	(63)	(159)	(219)
Total net expense	$(123)	$(744)	$(278)	$(881)
Earnings per share impact	$(0.37)	$(2.29)	$(0.84)	$(2.76)

________________
(1) $15 million is classified as discontinued operations for year-to-date 2004, and $582 million and $602 million are classified as discontinued operations for the third quarter and year-to-date 2003, respectively. Dominion completed the disposition of its telecommunications operations during May 2004.

Specific Items Attributable to Operating Segments

Third Quarter 2004 vs. 2003

During 2004 and 2003, Dominion reported a net loss of $43 million and $82 million, respectively, in the Corporate and Other segment attributable to its operating segments. The net loss recognized during 2004 primarily related to the impact of the following:

  $96 million of losses ($61 million after-tax), related to the discontinuance of hedge accounting for certain oil hedges, resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges, attributable to Dominion Exploration & Production; partially offset by

  A $34 million ($21 million after-tax) benefit resulting from the termination of a long-term power purchase contract, attributable to Dominion Generation.

The net loss recognized during 2003 primarily resulted from:

  $129 million of operations and maintenance expense ($80 million after-tax), representing incremental restoration expenses associated with Hurricane Isabel, attributable primarily to Dominion Delivery.

Year-To-Date 2004 vs. 2003

During 2004 and 2003, Dominion reported a net loss of $40 million and a net benefit of $14 million, respectively, in the Corporate and Other segment attributable to its operating segments. The net loss recognized during 2004 primarily related to the impact of the following:

  $96 million of losses ($61 million after-tax), related to the discontinuance of hedge accounting for certain oil hedges, resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges, attributable to Dominion Exploration & Production;

  A $12 million ($7 million after-tax) charge related to an agreement to settle a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor, attributable to Dominion Energy; partially offset by

  A $34 million ($21 million after-tax) benefit resulting from the termination of a long-term power purchase contract, attributable to Dominion Generation; and

  An $18 million ($11 million after-tax) benefit from the reduction of expenses accrued in 2003 associated with Hurricane Isabel restoration activities, attributable to Dominion Delivery.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The net benefit recognized during 2003 resulted from:

  $113 million net after-tax gain representing the cumulative effect of adopting two accounting principles, including:

    SFAS No. 143: a $180 million after-tax gain attributable to: Dominion Generation ($188 million after-tax gain); Dominion Exploration & Production ($7 million after-tax loss); and Dominion Delivery ($1 million after-tax loss); and

    EITF 02-3: a $67 million after-tax loss attributable to Dominion Energy.

  $129 million of operations and maintenance expense ($80 million after-tax), representing incremental restoration expenses associated with Hurricane Isabel, attributable primarily to Dominion Delivery; and

  $27 million ($16 million after-tax) of severance costs for workforce reductions, attributable to:

    Dominion Generation ($9 million after-tax);

    Dominion Energy ($2 million after-tax);

    Dominion Delivery ($4 million after-tax); and

    Dominion Exploration & Production ($1 million after-tax).

DCI Operations

Third Quarter 2004 vs. 2003

DCI's net loss increased $11 million, resulting primarily from a reduction in income associated with retained interests from securitizations, and the impact of a wind down in operations and the divestiture of certain businesses.

Year-To-Date 2004 vs. 2003

DCI's net loss increased $38 million, predominantly due to a $31 million increase in after-tax charges associated with the impairment of investments.

Telecommunications Operations

Third Quarter 2004 vs. 2003

Dominion reported a loss from its telecommunications business of $582 million in 2003, primarily due to the impact of the following items:

  $526 million in charges associated with the impairment of network assets and related inventories. Dominion did not recognize any deferred tax benefits related to the impairment charges, since the realization of tax benefits are dependent upon Dominion's future tax profile;

  $48 million increase in deferred tax expense as a result of the increase in the valuation allowance on deferred tax assets; and

  $7 million of after-tax operating losses.

Year-To-Date 2004 vs. 2003

Dominion's loss from its telecommunications business decreased $635 million, primarily due to the impact in 2003 of the following items:

  $536 million in charges associated with the impairment of network assets and related inventories. Dominion did not recognize any deferred tax benefits related to the impairment charges, since the realization of tax benefits are dependent upon Dominion's future tax profile;

  $57 million ($35 million after-tax) of costs associated with the acquisition of DFV senior notes;

  $48 million increase in deferred tax expense as a result of the increase in the valuation allowance on deferred tax assets; and

  $27 million ($14 million after-tax) for the reallocation of equity losses between Dominion and the minority interest owner of DFV.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other Corporate Operations

Third Quarter 2004 vs. 2003

The net loss associated with other corporate operations decreased $11 million, primarily due to lower unallocated expenses.

Year-To-Date 2004 vs. 2003

The net loss associated with other corporate operations decreased $60 million, predominantly due to a $21 million after-tax benefit associated with the disposition of a portion of CNGI's investment in Australian pipeline assets that were sold during the second quarter of 2004, and the impact in 2003 of the following items:

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

The Clearinghouse holds a portfolio of financial derivative instruments to manage Dominion's price risk associated with a portion of its anticipated sales of 2004 natural gas production that had not been considered in the hedging activities of the Dominion Exploration & Production segment (economic hedges). Dominion Energy recognized a pre-tax net gain of $2 million and a pre-tax net loss of $30 million on the economic hedges, respectively, for the three and nine months ended September 30, 2004. It is anticipated that Dominion Exploration & Production will sell sufficient volumes of natural gas in 2004 at market prices, which, when combined with the settlement of the economic hedges, will result in the realization of prices for those sales contemplated by the risk management strategy.

A summary of the changes in the unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges, during the nine months ended September 30, 2004 follows:
Amount
(millions)
Net unrealized gain at December 31, 2003	$33
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Contracts realized or otherwise settled during the period	25
Other changes in fair value	44
Net unrealized gain at September 30, 2004	$102

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The balance of net unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes, including the economic hedges at September 30, 2004, is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	In Excess of 5 years	Total
	(millions)
Actively quoted (1)	$35	$24	$5	--	--	$64
Other external sources (2)	--	28	8	$2	--	38
Models and other valuation methods (3)	--	--	--	--	--	--
Total	$35	$52	$13	$2	--	$102

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

Cash Provided By Operations

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows from operating activities were $2.39 billion and $2.13 billion for the nine months ended September 30, 2004 and 2003, respectively. Dominion's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and to maintain or grow the dividend on common shares.

Dominion's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flow. See the discussion of such factors in Cash Provided By Operations in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

Cash Used In Investing Activities

During the nine months ended September 30, 2004, investing activities resulted in a net cash outflow of $688 million, reflecting the following primary investing activities:

  $922 million of capital expenditures for the construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, and construction and improvements of gas and electric transmission and distribution assets;

  $953 million of capital expenditures for the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

  $413 million of proceeds from sales of gas and oil properties;

  $397 million for the purchase of securities and $363 million for the sale of securities, primarily related to investments held in nuclear decommissioning trusts; and

  $120 million in advances and $793 million in reimbursements related to the Fairless generation project in Pennsylvania. Fairless began commercial operations during June 2004 and is being leased to Dominion.

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

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows used in financing activities were $1.73 billion for the nine months ended September 30, 2004, which included $635 million in outflows for common stock dividend payments. The Dominion Companies issued long-term debt and common stock totaling approximately $784 million during this period. The proceeds were primarily used to repay other debt.

Credit Facilities and Short-Term Debt

The Dominion Companies use short-term debt, primarily commercial paper, to fund working capital requirements and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. At September 30, 2004, the Dominion Companies had committed credit facilities totaling $3.75 billion. Although there were no loans outstanding, these credit facilities support commercial paper borrowings and letter of credit issuances. At September 30, 2004, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
Three-year revolving credit facility(1)	$1,500
Three-year revolving credit facility(2)	750
Total joint credit facilities	2,250	$348	$ 148	$1,754
Three-year CNG credit facility(3)	1,500	--	1,459	41
Totals	$3,750	$348	$1,607	$1,795

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
(3) The $1.5 billion three-year credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was entered into in August 2004 and terminates in August 2007.

In June 2004, CNG entered into a $100 million letter of credit agreement that terminates in June 2007. In August 2004, CNG entered into a $100 million letter of credit agreement that terminates in August 2009. These agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by CNG in its risk management strategies for gas and oil production. At September 30, 2004, outstanding letters of credit under these agreements totaled $200 million.

In October 2004, CNG entered into three letter of credit agreements totaling $700 million that terminate in April 2005. These agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by CNG in its risk management strategies for gas and oil production.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Long-Term Debt

During the nine months ended September 30, 2004, Dominion Resources, Inc. and its subsidiaries issued the following long-term debt:

Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$200	5.20%	2016	Dominion Resources, Inc.
Senior notes	100	Variable	2006	Dominion Resources, Inc.
Medium-term notes(1)	177	4.92%	2009	Dominion Canada Finance Corporation
Total	$477

_____________

(1) Medium-term notes denominated in Canadian dollars but presented here in US dollars, based on exchange rates as of date of issuance.

In August 2004, in connection with the acquisition of a generating facility of UAE Mecklenburg Cogeneration LP (Mecklenburg), Virginia Power assumed Mecklenburg's $109 million senior secured bonds and $25 million pollution control bonds. In October 2004, Virginia Power offered to exchange $106 million of its 2004 Series A 7.25% senior notes due 2017 for the outstanding Mecklenburg senior secured bonds, following the scheduled principal payment of $3 million. The senior notes offered by Virginia Power have the same financial terms as the Mecklenburg senior secured bonds.

Dominion Resources, Inc. and its subsidiaries repaid $772 million of long-term debt during the nine months ended September 30, 2004.

In August 2004, Dominion Resources, Inc. successfully remarketed $250 million of its Series E 7.82% Remarketable Notes due 2014. The notes now carry an interest rate of 7.195%.

Common Stock

During the nine months ended September 30, 2004, Dominion received proceeds of $307 million through Dominion Direct (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options.

Forward Equity Transaction

In September 2004, Dominion entered into a forward equity sale agreement (forward agreement) with Merrill Lynch International (MLI), as forward purchaser, relating to 10 million shares of Dominion's common stock. The forward agreement provides for the sale of two tranches of Dominion common stock, each with stated maturity dates and settlement prices. In connection with the forward agreement, MLI borrowed an equal number of shares of Dominion's common stock from stock lenders and, at Dominion's request, sold the borrowed shares to J.P. Morgan Securities Inc. (JPM) under a purchase agreement among Dominion, MLI and JPM. JPM subsequently offered the borrowed shares to the public. The forward agreement was accounted for as equity at its initial fair value.

Dominion did not initially receive any proceeds from the sale of the borrowed shares. Except in specified circumstances or events that would require physical share settlement, Dominion may elect to settle the forward agreement by means of a physical share, cash or net share settlement. If Dominion elects to settle all of the shares subject to the forward agreement with stock, it will receive aggregate proceeds of approximately $644 million, based on maturity forward prices of $64.62 per share for the 2 million shares included in the first tranche and $64.34 per share for the 8 million shares included in the second tranche. The first tranche must settle by December 20, 2004, and the second tranche must settle by May 17, 2005. Dominion may elect to settle all or part of either tranche earlier, at fixed settlement prices provided in the forward agreement. Dominion will not be required to deliver more than 10 million shares under the forward agreement.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion expects to use proceeds received from physical share settlements of the forward agreement to fund part of the cost of the acquisition of the Kewaunee nuclear plant in Wisconsin for $225 million (which is expected to close in the winter of 2004) and the acquisition of three electric generating stations from USGen New England for $656 million (which is expected to close in March 2005). Dominion would expect to use any remaining proceeds for general corporate purposes, including buyouts of long-term power purchase agreements with non-utility generators. The use of a forward agreement allows Dominion to avoid equity market uncertainty by pricing a stock offering under current market conditions, while mitigating share dilution by postponing the issuance of stock until funds are needed. If Dominion decides it does not need any or all of the proceeds, it has the option to cash settle or net share settle the forward sale.

In the event of a cash or net share settlement, the payment would be calculated based upon the difference between Dominion's share price and the forward sale price for the applicable tranche multiplied by the number of shares being settled. At September 30, 2004, this would have resulted in a payment by Dominion to MLI of $5.5 million. If Dominion's current share price were lower than the forward sale price, Dominion would receive a payment from MLI. For every dollar increase (decrease) in the value of Dominion's stock, the value of the settlement from MLI's perspective would increase (decrease) by $10 million.

Amounts Available under Shelf Registrations

At September 30, 2004, Dominion Resources, Inc., Virginia Power and CNG had approximately $2.4 billion, $670 million and $1.3 billion, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

Dominion's current financing authorization under the 1935 Act expires at the end of 2004. Dominion filed an application with the SEC in August 2004 to renew its 1935 Act financing authorization.

Credit Ratings and Debt Covenants

In the Credit Ratings and Debt Covenants sections of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion discussed the use of capital markets by the Dominion Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, these sections of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of September 30, 2004, there have been no changes in the Dominion Companies' credit ratings nor changes to or events of default under Dominion's debt covenants.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Credit Risk

Dominion's exposure to potential concentrations of credit risk results primarily from its energy trading, marketing and hedging activities and sales of gas and oil production. Presented below is a summary of Dominion's gross and net credit exposure as of September 30, 2004 for these activities. Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Credit Exposure before Credit Collateral	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$426	$13	$413
Non-investment grade(2)	68	2	66
No external ratings:
Internally rated - investment grade(3)	242	--	242
Internally rated - non-investment grade(4)	122	--	122
Total	$858	$15	$843

_______________________

(1) Designations as investment grade are based on minimum credit ratings assigned by Moody's and Standard & Poor's. The five largest counterparty exposures, combined, for this category represented approximately 16% of the total gross credit exposure.
(2)  The five largest counterparty exposures, combined, for this category represented approximately 6% of the total gross credit exposure.
(3)  The five largest counterparty exposures, combined, for this category represented approximately 19% of the total gross credit exposure.
(4)  The five largest counterparty exposures, combined, for this category represented approximately 3% of the total gross credit exposure.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003.

As of September 30, 2004, Dominion's planned capital expenditures during 2004 are expected to total approximately $2.7 billion. For 2005, planned capital expenditures are expected to approximate $2.9 billion. Although the composition of expenditures may have changed and total expenditures are expected to be higher than amounts originally forecasted in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, the nature of such expenditures is generally the same. Dominion expects to fund its capital expenditures with cash from operations, proceeds from the VPP transaction and a combination of sales of securities and short-term borrowings.

Use of Off-Balance Sheet Arrangements

As discussed in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003, Dominion is party to an agreement with a voting interest entity (lessor) in order to construct and lease the Fairless power station in Pennsylvania. During the second quarter of 2004, an operating lease was executed with the lessor. Project costs totaled $885 million at September 30, 2004. As of this date Dominion had received reimbursement for all project costs advanced to the lessor. Fairless began commercial operations during June 2004 and will result in estimated annual lease commitments of $52 million.

In September 2004, Dominion entered into a forward equity sale agreement that gives Dominion the ability to sell 2 million shares of Dominion's common stock on December 20, 2004, at a maturity forward price of $64.62 per share, and 8 million shares on May 17, 2005, at a maturity forward price of $64.34. Dominion may elect to settle all or part of either tranche earlier, at fixed settlement prices provided in the forward agreement. Except in specified circumstances or events that would require physical share settlement, Dominion will have the right to elect physical share, cash or net share settlement. Dominion will not be required to deliver more than 10 million shares under the forward agreement.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

If Dominion's stock price were to fall prior to settlement, Dominion could still receive the maturity forward prices for each tranche. If Dominion's stock price were to rise, Dominion would be obligated to either sell at the same maturity forward prices, or make a payment to the counterparty. If Dominion decides that it does not need any or all of the proceeds, it has the option to cash settle or net share settle the forward sale.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

Dominion has made filings with both the Virginia Commission and North Carolina Utilities Commission (North Carolina Commission) requesting authorization to become a member of PJM. In October 2004, Dominion filed a settlement agreement with the Virginia Commission resolving most of the issues raised by interested parties in the proceeding and hearings were held to address the remaining issues. The North Carolina Commission evidentiary hearing scheduled for October 2004 was postponed. A new hearing date has not been set at this time.

In October 2004, the Federal Energy Regulatory Commission (FERC) issued an order conditionally approving Dominion's application to join PJM. In its order, FERC determined that: (i) Dominion's proposed transmission rate treatment must conform to a regional transmission rate design, and (ii) Dominion must assess all available evidence and determine whether the requested deferral of expenditures related to the establishment and operation of an RTO should be recorded as a regulatory asset until the end of the Virginia retail rate cap period. In a separate order issued in September 2004, FERC granted authority to Dominion subsidiaries with market based rate authority to charge market based rates for sales of electric energy and capacity to loads located within Dominion's service territory upon its integration into PJM.

North Carolina Regulatory Matter

In April 2004, the North Carolina Commission commenced an investigation into Dominion's North Carolina base rates and subsequently ordered Dominion to file a general rate case. The rate case was filed in September 2004 and a hearing was scheduled for February 2005. Dominion cannot predict the outcome of this matter at this time.

Common Stock Dividend Increase

In October 2004, Dominion declared a fourth-quarter dividend of 66.5 cents per share, payable December 20, 2004, to shareholders of record on November 29, 2004. The declaration represents a two-cent increase over Dominion's previous quarterly dividend of 64.5 cents per share. For dividends payable in 2005, the quarterly rate is expected to rise again from 66.5 cents per share to 67 cents per share for an annual rate in 2005 of $2.68 per share. Under current financial projections, Dominion believes that additional 8-cent annual increases in the dividend rate are appropriate. Common stock dividends are declared on a quarterly basis by the board of directors.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Pending Acquisition

In September 2004, Dominion reached an agreement to purchase three electric power generation facilities from USGen New England, Inc. for $656 million. The purchase price includes $536 million in cash plus an estimated $120 million adjustment for inventory and reimbursement of certain capital expenditures incurred before the expected March 2005 closing. Dominion expects to finance the acquisition with a combination of debt and equity.

The sale must be approved by the U.S. Bankruptcy Court in Maryland, which is overseeing USGen New England's July 2003 bankruptcy filing. The power plants will be offered at public auction to ensure there are no other bidders willing to make an offer higher than Dominion's. If USGen New England accepts a bid other than Dominion's, USGen New England will request court permission to pay Dominion an $18 million breakup fee and to reimburse Dominion for its related expenses up to $7 million. The transaction is also subject to antitrust and other regulatory reviews.

The plants include the 1,599-megawatt coal- and oil-fired Brayton Point Station in Somerset, Massachusetts; the 745-megawatt coal- and oil-fired Salem Harbor Station in Salem, Massachusetts; and the 495-megawatt combined-cycle natural gas-fired Manchester Street Station in Providence, Rhode Island.

Restructuring of Contracts with Non-Utility Generating Facilities

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

British Columbia Assets

In October 2004, Dominion announced that it intends to market for sale its natural gas and oil production assets in British Columbia, but plans to retain the rest of its Alberta-based Canadian exploration and production business. The British Columbia assets produce between 28 billion to 32 billion cubic feet equivalent of gas and oil annually. Proceeds will be used to pay down debt, forego the issuance of equity or a combination of both.

Clearinghouse Trading and Marketing Operations

Management is currently evaluating its Clearinghouse trading and marketing operations and may decide to scale back or completely exit proprietary energy trading. Management is not at this time able to precisely estimate the financial impact of exiting proprietary energy trading. However, this could result in a change in the future expected earnings from the Clearinghouse and a reduced level of financial risk. A decision regarding proprietary energy trading is expected by year-end.

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the Act) was signed into law in October 2004 and has several provisions for energy companies including a deduction related to qualified production activities taxable income. Under the Act, qualified production activities include Dominion's electric generation and oil and gas extraction activities. Another provision of the Act allows United States companies to repatriate foreign earnings at a substantially reduced tax rate until October 2005.

The FASB is currently reviewing the impact of the qualified production activities deduction on deferred taxes and is expected to issue guidance in the fourth quarter of 2004. Until this guidance is issued, the impact on Dominion cannot be determined.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Equity-Linked Debt Securities

In October 2000, Dominion issued $413 million of equity-linked debt securities, consisting of stock purchase contracts and senior notes. The stock purchase contracts obligate the holders to purchase shares of Dominion common stock from Dominion by a settlement date in November 2004, two years prior to the senior notes' maturity date. The purchase price is $50 and the number of shares to be purchased will be determined under a formula based upon the average closing price of Dominion common stock near the settlement date. Under the terms of the stock purchase contracts, Dominion will issue between 6.7 million and 8.1 million shares of its common stock. The senior notes, or treasury securities in some instances, are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. The holders may satisfy their obligations under the stock purchase contracts by allowing the senior notes to be remarketed with the proceeds being paid to Dominion as consideration for the purchase of stock. Alternatively, holders may choose to continue holding the senior notes and use other resources as consideration for the purchase of stock under the stock purchase contracts.

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion is exposed to cost-recovery shortfalls because of capped base rates and amendments to the fuel factor statute in effect in Virginia for its regulated electric utility. Under the Virginia Restructuring Act, as amended in April 2004, Dominion's base rates (excluding, generally, a fuel factor with limited adjustment provisions, and certain other allowable adjustments) remain unchanged until December 31, 2010 unless modified or terminated consistent with the Virginia Restructuring Act. Although the Virginia Restructuring Act allows for the recovery of certain generation-related costs during the capped rates periods, Dominion remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, tax law changes, costs related to hurricanes or other weather events, inflation, the cost of obtaining replacement power during unplanned plant outages and increased capital costs. In addition, under the 2004 amendments to the Virginia fuel factor statute, Dominion's current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates by order of the Virginia State Corporation Commission. The amendments provide for a one-time adjustment of Dominion's fuel factor, effective July 1, 2007 through December 31, 2010, with no adjustment for previously incurred over-recovery or under-recovery, thus eliminating deferred fuel accounting. As a result, Dominion is exposed to fuel price risk. This risk includes exposure to increased costs of fuel, including the energy portion of certain purchased power costs.

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

Dominion's merchant power business is operating in a challenging market. The success of Dominion's approximately 7,000-megawatt merchant power business depends upon favorable market conditions as well as its ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover operating costs. Depressed spot and forward wholesale power prices, high fuel and commodity costs and excess capacity in the industry could result in lower than expected revenues in Dominion's merchant power business.

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

The use of derivative instruments could result in financial losses and liquidity constraints. Dominion uses derivative instruments, including futures, forwards, options and swaps, to manage its commodity and financial market risks. In addition, Dominion purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. In the future, Dominion could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these contracts involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

In addition, Dominion uses financial derivatives to hedge future sales of its gas and oil production. These hedge arrangements generally include margin requirements that require Dominion to deposit funds or post letters of credit with counterparties to cover the fair value of covered contracts in excess of agreed upon credit limits. When commodity prices rise to levels substantially higher than the levels where Dominion has hedged future sales, Dominion may be required to use a material portion of its available liquidity to cover these margin requirements. In some circumstances this could have a compounding effect on Dominion's liquidity and financial results.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For additional information concerning derivatives and commodity-based trading contracts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Rate Sensitive Instruments and Risk Management" and Notes 2 and 8 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003.

Dominion is exposed to market risks beyond its control in its energy clearinghouse operations. Dominion's energy clearinghouse and risk management operations, including proprietary energy trading, are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have experienced severe business downturns resulting in some companies exiting or curtailing their participation in the energy trading markets. This has led to a reduction in the number of trading partners and lower industry trading revenues. Declining creditworthiness of some of Dominion's trading counterparties may limit the level of its trading activities with these parties and increase the risk that these parties may not perform under a contract.

Dominion's exploration and production business is dependent on factors that cannot be predicted or controlled. Factors that may affect Dominion's financial results include weather that damages or causes the shutdown of its oil and gas producing facilities, fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities and its ability to acquire additional land positions in competitive lease areas, as well as inherent operational risks that could disrupt production.

Short-term market declines in the prices of natural gas and oil could adversely affect Dominion's financial results by causing a permanent write-down of its natural gas and oil properties as required by the full cost method of accounting. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. If net capitalized costs exceed the present value of estimated future net revenues based on hedge-adjusted period-end prices from the production of proved gas and oil reserves (the ceiling test) in a given country at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period.

An inability to access financial markets could affect the execution of Dominion's business plan. Dominion and its Virginia Power and CNG subsidiaries rely on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flows from its operations. Management believes that Dominion and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Dominion's control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to Dominion's credit ratings. Restrictions on Dominion's ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing rating agency requirements could negatively affect Dominion's growth and business strategy. As of September 30, 2004, Dominion's senior unsecured debt was rated BBB+, negative outlook, by Standard & Poor's and Baa1, stable outlook, by Moody's. Both agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or change its business plans in ways that may adversely affect Dominion's growth and earnings per share. A reduction in Dominion's credit ratings or the credit ratings of its Virginia Power and CNG subsidiaries by either Standard & Poor's or Moody's could increase Dominion's borrowing costs and adversely affect operating results and could require it to post additional margin in connection with some of its trading and marketing activities.

Potential changes in accounting practices may adversely affect Dominion's financial results. Dominion cannot predict the impact future changes in accounting standards or practices may have on public companies in general, the energy industry or its operations specifically. New accounting standards could be issued that could change the way Dominion records revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect Dominion's reported earnings or could increase reported liabilities.

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

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $18 million and $56 million in the fair value of Dominion's commodity-based financial derivative instruments held for trading purposes as of September 30, 2004 and December 31, 2003, respectively.

Commodity Price Risk-Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas, oil and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of Dominion's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10% unfavorable change in market prices of Dominion's non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $572 million and $424 million as of September 30, 2004 and December 31, 2003, respectively.

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

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
(Continued)

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. A hypothetical 10% increase in market interest rates would increase annual interest expense by approximately $11 million and $10 million for financial instruments outstanding at September 30, 2004 and December 31, 2003, respectively.

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

Foreign Currency Exchange Risk

Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its Consolidated Financial Statements. Dominion's management monitors this exposure and believes it is not material. In addition, Dominion manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, Dominion's exposure to foreign currency risk is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $14 million and $19 million in the fair value of currency forward contracts held by Dominion at September 30, 2004 and December 31, 2003, respectively.

Investment Price Risk

Dominion is subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. Dominion recognized a net realized gain (including investment income) of $38 million for the nine months ended September 30, 2004 and a net realized loss (net of investment income) of $10 million for the year ended December 31, 2003. Dominion recorded net unrealized losses on decommissioning trust investments to accumulated other comprehensive income of $14 million for the nine months ended September 30, 2004. For the year ended December 31, 2003, Dominion recorded net unrealized gains of $263 million on decommissioning trust investments to accumulated other comprehensive income.

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

On December 31, 2003, Dominion adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its consolidated financial statements those SPEs described in Note 3 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2003. The Consolidated Balance Sheet as of September 30, 2004 reflects $627 million of net property, plant and equipment and deferred charges and $688 million of related debt attributable to the SPEs. As these SPEs are owned by unrelated parties, Dominion does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at these entities.

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

In August 2004, Dominion Transmission, Inc. (DTI) received a proposed Consent Order and Agreement (COA) from the Pennsylvania Department of Environmental Protection (PADEP) which would supersede a 1990 COA between the parties. The proposed COA would resolve groundwater contamination issues at several DTI compressor stations in Pennsylvania. The draft COA proposes penalties to be paid to PADEP and the Pennsylvania Department of Conservation and Natural Resources to resolve alleged violations. The proposed COA has not been accepted by DTI and is subject to ongoing negotiations with the agencies. Management believes that the ultimate resolution of the COA will not have a material effect on Dominion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents registered shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Program
7/1/04 - 7/31/04	-	-	N/A	N/A
8/1/04 - 8/31/04	2,131	$64.57	N/A	N/A
9/1/04 - 9/30/04	1,550	$64.63	N/A	N/A
Total	3,681	$64.59	N/A	N/A

(1) Amounts are registered shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1	Articles of Incorporation as in effect August 9, 1999, as amended March 12, 2001 (Exhibit 3.1, Form 10-K for the year ended December 31, 2002, File No. 1-8489, incorporated by reference).
3.2	Bylaws as in effect on October 20, 2000 (Exhibit 3, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).
4

Dominion Resources, Inc. agrees to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of its total consolidated assets.

DOMINION RESOURCES, INC.
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits (continued):

10.1	$1,500,000,000 Three-Year Credit Agreement among Consolidated Natural Gas Company and Barclays Bank, as Administrative Agent for the Lenders, dated August 10, 2004 (filed herewith).
10.2	Supplemental Retirement Agreement, dated October 15, 2004 between Dominion and Duane C. Radtke (Exhibit 10, Form 8-K filed October 19, 2004, File No. 1-8489, incorporated by reference).
12	Ratio of earnings to fixed charges (filed herewith).
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

DOMINION RESOURCES, INC. Registrant

November 3, 2004	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)