Form 10-Q
period 2005-03-31
DOMINION RESOURCES INC /VA/
filed 2005-05-04
CIK 715957

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

At March 31, 2005, the latest practicable date for determination, 340,498,735 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions, except per share amounts)
Operating Revenue	$4,732	$3,879

Operating Expenses
Electric fuel and energy purchases, net	841	518
Purchased electric capacity	134	152
Purchased gas, net	1,222	1,097
Liquids, pipeline capacity and other purchases	337	170
Other operations and maintenance	814	581
Depreciation, depletion and amortization	346	317
Other taxes	165	154
Total operating expenses	3,859	2,989

Income from operations	873	890

Other income	51	55

Interest and related charges:
Interest expense	217	207
Interest expense - junior subordinated notes payable to affiliated trusts	26	29
Subsidiary preferred dividends	4	4
Total interest and related charges	247	240
Income before income taxes	677	705
Income tax expense	248	260
Income from continuing operations	429	445
Loss from discontinued operations	--	(8)

Net income	$ 429	$ 437

Earnings Per Common Share - Basic:
Income from continuing operations	$1.26	$1.37
Loss from discontinued operations	--	(0.02)
Net income	$1.26	$1.35

Earnings Per Common Share - Diluted:
Income from continuing operations	$1.25	$1.36
Loss from discontinued operations	--	(0.02)
Net income	$1.25	$1.34

Dividends paid per common share	$0.670	$0.645

____________
The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	March 31, 2005	December 31, 2004(1)
	(millions)
Current Assets
Cash and cash equivalents	$ 271	$ 389
Customer accounts receivable (net of allowance of $50 and $43)	2,687	2,585
Other accounts receivable	190	320
Inventories	652	893
Derivative assets	2,338	1,713
Deferred income taxes	889	594
Other	1,078	628
Total current assets	8,105	7,122

Investments
Available for sale securities	326	335
Nuclear decommissioning trust funds	1,984	2,023
Other	789	810
Total investments	3,099	3,168

Property, Plant and Equipment
Property, plant and equipment	39,580	38,663
Accumulated depreciation, depletion and amortization	(12,276)	(11,947)
Total property, plant and equipment, net	27,304	26,716

Deferred Charges and Other Assets
Goodwill, net	4,298	4,298
Regulatory assets	766	788
Prepaid pension cost	1,939	1,947
Derivative assets	589	705
Other	1,019	702
Total deferred charges and other assets	8,611	8,440
Total assets	$47,119	$45,446

____________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2005	December 31, 2004(1)
	(millions)
Current Liabilities
Securities due within one year	$ 1,866	$ 1,368
Short-term debt	949	573
Accounts payable, trade	1,814	1,984
Accrued interest, payroll and taxes	709	578
Derivative liabilities	4,269	2,858
Other	994	695
Total current liabilities	10,601	8,056

Long-Term Debt
Long-term debt	13,178	14,078
Junior subordinated notes payable to affiliated trusts	1,422	1,429
Total long-term debt	14,600	15,507

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,308	5,499
Asset retirement obligations	1,702	1,705
Derivative liabilities	2,167	1,583
Regulatory liabilities	631	610
Other	1,180	803
Total deferred credits and other liabilities	10,988	10,200
Total liabilities	36,189	33,763

Commitments and Contingencies (see Note 16)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders' Equity
Common stock - no par(2)	10,846	10,888
Other paid-in capital	106	92
Retained earnings	1,642	1,442
Accumulated other comprehensive loss	(1,921)	(996)
Total common shareholders' equity	10,673	11,426
Total liabilities and shareholders' equity	$47,119	$45,446

____________

(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.
(2) 500 million shares authorized; 340 million shares outstanding at both March 31, 2005 and December 31, 2004.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2005	2004
	(millions)
Operating Activities
Net income	$ 429	$ 437
Adjustments to reconcile net income to net cash from operating activities:
DCI impairment losses	6	38
Net unrealized loss on energy-related derivatives	39	3
Depreciation, depletion and amortization	380	352
Deferred income taxes and investment tax credits, net	70	86
Other adjustments for non-cash items	13	(9)
Changes in:
Accounts receivable	(126)	(181)
Inventories	287	274
Deferred fuel and purchased gas costs, net	100	23
Prepayments	27	20
Accounts payable, trade	(170)	(242)
Accrued interest, payroll and taxes	145	114
Deferred revenues	(76)	(29)
Margin deposit assets and liabilities	(172)	83
Other operating assets and liabilities	259	--
Net cash provided by operating activities	1,211	969

Investing Activities
Plant construction and other property additions	(363)	(255)
Additions to gas and oil properties, including acquisitions	(377)	(284)
Proceeds from sale of gas and oil properties	580	--
Acquisition of business	(642)	--
Proceeds from sale of loans and securities	126	46
Purchases of securities	(350)	(63)
Advances to lessor for project under construction, net	--	(38)
Other	68	25
Net cash used in investing activities	(958)	(569)

Financing Activities
Issuance of short-term debt, net	376	104
Issuance of long-term debt	--	300
Repayment of long-term debt	(462)	(528)
Issuance of common stock	216	68
Repurchase of common stock	(247)	--
Common dividend payments	(230)	(210)
Other	(24)	(4)
Net cash used in financing activities	(371)	(270)

Increase (decrease) in cash and cash equivalents	(118)	130
Cash and cash equivalents at beginning of period	389	126
Cash and cash equivalents at end of period	$ 271	$ 256

Supplemental Cash Flow Information
Assumption of debt related to acquisition of non-utility generating facility	$62	--

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

CNG operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customer accounts in Ohio, Pennsylvania and West Virginia and its nonregulated retail energy marketing businesses serve approximately 1.1 million residential and commercial customer accounts in the Northeast, Mid-Atlantic and Midwest. CNG operates an interstate gas transmission pipeline system in the Northeast, Mid-Atlantic and Midwest and a liquefied natural gas (LNG) import and storage facility in Maryland. Its producer services operations involve the aggregation of natural gas supply and related wholesale activities. CNG's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore.

DEI is involved in merchant generation, energy trading and marketing and natural gas and oil exploration and production.

Dominion has substantially exited the core operating businesses of Dominion Capital, Inc. (DCI) as required by the Securities and Exchange Commission (SEC) under the 1935 Act. Currently, Dominion is required to divest substantially all remaining DCI holdings by January 2006. DCI's primary business was financial services, including loan administration, commercial lending and residential mortgage lending.

Dominion manages its daily operations through four primary operating segments: Dominion Delivery, Dominion Energy, Dominion Generation and Dominion Exploration & Production. In addition, Dominion reports a Corporate and Other segment that includes Dominion's corporate, service company and other operations (including unallocated debt), corporate-wide enterprise commodity risk management and optimization services, DCI and the net impact of Dominion's discontinued telecommunications operations that were sold in May 2004. Assets remain wholly owned by its legal subsidiaries.

The term "Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Note 2.    Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of March 31, 2005, and its results of operations and cash flows for the three months ended March 31, 2005 and 2004.

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

Dominion reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, Dominion estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of Dominion's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and energy purchases and purchased gas expenses and other factors.

Certain amounts in the 2004 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

Crude Oil Buy/Sell Arrangements

Dominion enters into buy/sell and related agreements as a means to reposition its offshore Gulf of Mexico crude oil production to more liquid marketing locations onshore. Dominion typically enters into either a single or a series of buy/sell transactions in which it sells its crude oil production at the offshore field delivery point and buys similar quantities at Cushing, Oklahoma for sale to third parties. Dominion is able to enhance profitability by selling to a wide array of refiners and/or trading companies at Cushing, one of the largest crude oil markets in the world, versus restricting sales to a limited number of refinery purchasers in the Gulf of Mexico. These transactions require physical delivery of the crude oil and the risks and rewards of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling and counterparty nonperformance risk.

Under the primary guidance of Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, Dominion presents the sales and purchases related to its crude oil buy/sell arrangements on a gross basis in its Consolidated Statements of Income. The EITF is currently discussing Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which specifically focuses on purchase and sale transactions made pursuant to crude oil buy/sell arrangements. The EITF is evaluating whether these types of transactions should be presented net in the Consolidated Statements of Income. While resolution of this issue may affect the income statement presentation of these revenues and expenses, there would be no impact on Dominion's results of operations or cash flows. Amounts currently shown on a gross basis in Dominion's Consolidated Statements of Income that could be impacted by further EITF deliberations in this area are summarized below.

	Three Months Ended March 31,
	2005	2004
	(millions)
Sale activity included in operating revenue	$93	$46
Purchase activity included in operating expenses(1)	89	42

_________________________
(1) Included in Liquids, pipeline capacity and other purchases

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-based Compensation

The following table illustrates the pro forma effect on net income and earnings per share (EPS) if Dominion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
	(millions)
Net income, as reported	$429	$437
Add: actual stock-based compensation expense, net of tax	3	2
Deduct: pro forma stock-based compensation expense, net of tax	(3)	(5)
Net income, pro forma	$429	$434

Basic EPS - as reported	$1.26	$1.35
Basic EPS - pro forma	$1.26	$1.34

Diluted EPS - as reported	$1.25	$1.34
Diluted EPS - pro forma	$1.25	$1.33

Note 3.     Recently Issued Accounting Standards

FIN 47

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Uncertainty about the timing and (or) method of settlement is required to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Dominion is currently evaluating the impact that FIN 47 may have on its results of operations and financial condition.

SFAS 123R and SAB 107

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) that provides additional guidance in applying the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance. The provisions of SAB 107 will be applied upon adoption of SFAS 123R. In April 2005, the SEC announced that it would allow additional time to implement the requirements of SFAS 123R. As a result, SFAS 123R will become effective for Dominion's unvested awards outstanding as of January 1, 2006 as well as for awards granted, modified, repurchased or cancelled on or after that date. Compensation expense expected to be recognized for unvested stock options outstanding at adoption is not expected to be material and Dominion's accounting for restricted stock awards is not expected to change significantly under the new standard. Dominion is currently evaluating the financial statement impact of applying SFAS No. 123R to future grants of stock-based awards.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4.     Acquisition of USGen Power Plants

In January 2005, Dominion completed the acquisition of three electric power generation facilities from USGen New England, Inc. (USGen) for $642 million in cash. The plants, collectively referred to as Dominion New England, include the 1,521-megawatt Brayton Point Station in Somerset, Massachusetts; the 743-megawatt Salem Harbor Station in Salem, Massachusetts; and the 426-megawatt Manchester Street Station in Providence, Rhode Island. The operations of Dominion New England are included in the Dominion Generation operating segment.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Dominion may make adjustments during 2005 to the initial purchase price allocation to reflect the receipt of additional information, including actuarial valuations and independent appraisals of property.

Note 5.     Termination of a Contract with a Non-Utility Generator

In February 2005, Dominion paid $42 million in cash and assumed $62 million of debt in connection with the termination of a long-term power purchase agreement and acquisition of the related generating facility used by Panda-Rosemary LP (Rosemary), a non-utility generator, to provide electricity to Dominion. The transaction is part of an ongoing program that seeks to achieve competitive cost structures at Dominion's utility generation business and is expected to reduce annual capacity payments by $21 million in 2005 and $18 million in years thereafter. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. In connection with the termination of the agreement, Dominion recorded a charge of $77 million ($47 million after-tax) in other operations and maintenance expense in the Consolidated Statement of Income.

Note 6.     Volumetric Production Payment (VPP) Transaction

In March 2005, Dominion received $424 million in cash for the sale of a fixed-term overriding royalty interest in certain of its natural gas reserves for the period March 2005 through February 2009. The sale reduced Dominion's proved natural gas reserves by approximately 76 billion cubic feet (bcf). While Dominion is obligated under the agreement to deliver to the purchaser its portion of future natural gas production from the properties, it retains control of the properties and rights to future development drilling. If production from the properties subject to the sale is inadequate to deliver the approximately 76 bcf of natural gas scheduled for delivery to the purchaser, Dominion has no obligation to make up the shortfall. Cash proceeds received from this VPP transaction were recorded as deferred revenue. Dominion will recognize revenue from the transaction as natural gas is produced and delivered to the purchaser. Dominion previously entered into VPP transactions in 2004 and 2003 for approximately 83 bcf for the period May 2004 through April 2008 and 66 bcf for the period August 2003 through July 2007, respectively.

Note 7.     North Carolina Rate Matter

In April 2004, the North Carolina Utilities Commission (North Carolina Commission) commenced an investigation into Dominion's North Carolina base rates and subsequently ordered Dominion to file a general rate case to show cause why its North Carolina base rates should not be reduced. The rate case was filed in September 2004 and in March 2005, the North Carolina Commission approved a settlement reached by Dominion with parties in the case that included a prospective $12 million annual reduction in current base rates and a five-year base rate moratorium among the parties to the settlement. The North Carolina Commission approved Dominion's revised rate schedules and made the base rate reduction effective as of April 14, 2005.

The settlement provides for the specific recovery of certain costs incurred in prior years. As a result, Dominion established regulatory assets totaling $35 million representing the North Carolina portion of previously incurred costs associated with the termination of certain long-term power purchase agreements with non-utility generators and restoration costs incurred in 2003 due to Hurricane Isabel. This benefit was partially offset by a $1.8 million pre-tax charge for the write off of the North Carolina portion of previously deferred start-up and integration costs associated with joining a regional transmission organization (RTO) and the establishment of a $9 million regulatory liability related to the overrecovery of costs associated with a demand side management program. The net impact of all amounts recorded in the first quarter of 2005 related to the settlement was an after-tax benefit of $16 million.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8.     Operating Revenue

Dominion's operating revenue consists of the following:
	Three Months Ended March 31,
	2005	2004
Operating Revenue	(millions)
Regulated electric sales	$1,322	$1,289
Regulated gas sales	778	660
Nonregulated electric sales	714	339
Nonregulated gas sales	745	664
Gas transportation and storage	275	266
Gas and oil production	411	382
Other	487	279
Total operating revenue	$4,732	$3,879

Note 9.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted EPS:

	Three Months Ended March 31,
	2005	2004
	(millions, except per share amounts)
Income from continuing operations	$429	$445
Loss from discontinued operations	--	(8)
Net income	$429	$437

Basic EPS
Average shares of common stock outstanding - basic	340.3	325.0
Income from continuing operations	$1.26	$1.37
Loss from discontinued operations	--	(0.02)
Net income	$1.26	$1.35

Diluted EPS
Average shares of common stock outstanding	340.3	325.0
Net effect of potentially dilutive securities (1)	2.0	1.7
Average shares of common stock outstanding - diluted	342.3	326.7
Income from continuing operations	$1.25	$1.36
Loss from discontinued operations	--	(0.02)
Net income	$1.25	$1.34

_________________
(1) Potentially dilutive securities consist of options, restricted stock, equity-linked securities, contingently convertible senior notes and shares issuable under a forward equity sale agreement.

Potentially dilutive securities with the right to purchase approximately 1.5 million and 3.6 million common shares for the three months ended March 31, 2005 and 2004, respectively, were not included in the respective period's calculation of diluted EPS because the exercise and purchase prices included in those instruments were greater than the average market price of the common shares.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10.     Comprehensive Income

The following table presents total comprehensive income (loss):
	Three Months Ended March 31,
	2005	2004
	(millions)
Net income	$429	$437
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of the changes in fair value of derivatives designated as cash flows hedges, net of taxes and amounts reclassified to earnings(1)	(888)	(336)
Other(2)	(37)	20
Other comprehensive loss	(925)	(316)
Total comprehensive income (loss)	$(496)	$121

________________
(1) Primarily due to unfavorable changes in the fair value of certain commodity derivatives resulting from an increase in commodity prices. The increase in commodity prices resulted in an increase in the net derivative liability reported in Dominion's Consolidated Balance Sheet.
(2) Primarily reflects unrealized gains and losses on investments held in decommissioning trusts.

Note 11.     Hedge Accounting Activities

Dominion is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased as well as currency exchange and interest rate risks of its business operations. Dominion uses derivative instruments to mitigate its exposure to these risks and designates derivative instruments as fair value or cash flow hedges for accounting purposes. Selected information about Dominion's hedge accounting activities follows:
	Three Months Ended March 31,
	2005	2004
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:	(millions)
Fair value hedges	$4	$3
Cash flow hedges	(6)	(2)
Net ineffectiveness	$(2)	$1

Portion of gains on hedging instruments excluded from measurement of effectiveness and included in net income:
Cash flow hedges(1)	$--	$36

__________________
(1) Amounts relate to changes in options' time value.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheet at March 31, 2005:
	AOCI After-Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months After-Tax	Maximum Term
	(millions)
Commodities:
Gas	$(1,156)	$ (633)	47 months
Oil	(579)	(259)	33 months
Electricity	(359)	(211)	45 months
Interest rate	(10)	(3)	267 months
Foreign currency	35	10	32 months
Total	$(2,069)	$(1,096)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices, interest rates and foreign exchange rates.

As a result of a delay in reaching anticipated production levels in the Gulf of Mexico, Dominion discontinued hedge accounting for certain cash flow hedges related to forecasted oil production effective March 1, 2005. The discontinuance of hedge accounting for these contracts resulted in the following losses:

  $17 million ($11 million after-tax) reclassified from AOCI to earnings for contracts that settled in the three months ended March 31, 2005;
  $13 million ($8 million after-tax) reclassified from AOCI to earnings for contracts that will settle in future periods; and
  $19 million ($12 million after-tax) due to subsequent changes in the fair value of these contracts.

Note 12.     Ceiling Test

Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves, assuming period-end hedge-adjusted prices. Approximately 13% of Dominion's anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of March 31, 2005.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13.     Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) addresses consolidation of VIEs. An entity is considered a VIE under FIN 46R if it does not have sufficient equity for it to finance its activities without assistance from variable interest holders or if its equity investors lack any of the following characteristics of a controlling financial interest:

  control through voting rights,

  the obligation to absorb expected losses, or

  the right to receive expected residual returns.

FIN 46R requires the primary beneficiary of a VIE to consolidate the VIE and to disclose certain information about its significant variable interests. The primary beneficiary of a VIE is the entity that receives the majority of a VIE's expected losses, expected residual returns, or both.

Certain variable pricing terms in some long-term power and capacity contracts cause them to be considered potential variable interests in the counterparties. As discussed in Note 3 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, six potential VIEs, with which Dominion has existing power purchase agreements (signed prior to December 31, 2003), did not provide sufficient information for Dominion to perform its FIN 46R evaluation. As of March 31, 2005, no further information has been received from these potential VIEs. Dominion will continue its efforts to obtain information and will complete an evaluation of its relationship with each of these potential VIEs, if sufficient information is ultimately obtained. Dominion has remaining purchase commitments with these six potential VIE supplier entities of $2.6 billion at March 31, 2005. Dominion paid $66 million and $65 million for electric generation capacity and $57 million and $54 million for electric energy to these entities in the three months ended March 31, 2005 and 2004, respectively.

As discussed in Note 5, in February 2005, Dominion paid $42 million in cash and assumed $62 million of debt to terminate a power purchase agreement and to acquire the related generating facility from a supplier entity that Dominion had determined to be a VIE and, in which, its power purchase agreement represents a significant variable interest. Prior to acquisition of the facility, Dominion determined that it is not the primary beneficiary. Dominion purchased $3 million and $6 million of electric generation capacity and $2 million of electric energy under this power purchase agreement in the three months ended March 31, 2005 and 2004, respectively.

In January 2005, Dominion entered into a long-term contract with a limited liability corporation (LLC) to purchase synthetic fuel produced from coal. Certain variable pricing terms in the contract protect the equity holder from expected losses, and therefore, the LLC was determined to be a variable interest entity. Dominion's only obligation under the contractual arrangement is to purchase the synthetic fuel that the LLC produces. After completing its FIN 46R analysis, Dominion concluded that although its interests in the contract, as a result of its pricing terms represented a significant variable interest in the LLC, Dominion is not the primary beneficiary. Dominion paid $22 million to the LLC for coal and synthetic fuel produced from coal in the three months ended March 31, 2005. Dominion is not subject to any risk of loss from the contractual arrangement, as the only obligation to the VIE is to purchase the synthetic fuel that the VIE produces according to the terms of the applicable purchase contract.

In accordance with FIN 46R, Dominion consolidates certain variable interest lessor entities through which Dominion has financed and leased several power generation projects, as well as its corporate headquarters and aircraft. The Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 reflect net property, plant and equipment of $964 million and $963 million, respectively, and $1.1 billion of debt related to these entities. The debt is nonrecourse to Dominion and is secured by the entities' property, plant and equipment.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14.      Intangible Assets

The acquisition of Dominion New England included certain emission allowances, which are considered to be intangible assets. Approximately $300 million of the purchase price was allocated to these allowances. The components of intangible assets are as follows:

	At March 31, 2005		At December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(millions)
Software and software licenses	$608	$289	$579	$269
Emissions allowances	312	15	12	4
Other	187	32	98	26
Totals (1)	$1,107	$336	$697	$299

_____________________
(1) At March 31, 2005, $69 million of net intangible assets were included in other current assets and $702 million were included in other assets on the Consolidated Balance Sheet.

All of Dominion's intangible assets, other than goodwill, are subject to amortization. Amortization expense for intangible assets was $30 million and $16 million for the three months ended March 31, 2005 and 2004, respectively. Annual amortization expense for intangible assets is estimated to be $109 million for 2005, $107 million for 2006, $95 million for 2007, $73 million for 2008 and $61 million for 2009.

Note 15.     Significant Financing Transactions

Credit Facilities and Short-Term Debt

Dominion, Virginia Power and CNG (collectively the Dominion Companies) use short-term debt, primarily commercial paper, to fund working capital requirements, as a bridge to long-term debt financing and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. At March 31, 2005, the Dominion Companies had committed lines of credit totaling $3.75 billion. Although there were no loans outstanding, these lines of credit support commercial paper borrowings and letter of credit issuances. At March 31, 2005, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:
	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
	(millions)
Three-year revolving credit facility(1)	$1,500
Three-year revolving credit facility(2)	750
Total joint credit facilities	2,250	$949	$ 313	$ 988
Three-year CNG credit facility(3)	1,500	--	1,162	338
Totals	$3,750	$949	$1,475	$1,326

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

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition to the facilities above, in June and August of 2004, CNG entered into two $100 million letter of credit agreements that terminate in June 2007 and August 2007, respectively. Additionally, in October 2004, CNG entered into three letter of credit agreements totaling $700 million that were scheduled to terminate in April 2005. Due to recent volatility in commodity prices and the related impact on collateral requirements, Dominion extended these agreements to October 2005. These five agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by CNG in its risk management strategies for gas and oil production. At March 31, 2005, outstanding letters of credit under these agreements totaled $900 million.

Long-Term Debt

In February 2005, in connection with the acquisition of a non-utility generating facility from Rosemary, Virginia Power assumed $62 million of Rosemary's 8.625% senior notes that mature in 2016. In addition, in February and April of 2005, Virginia Power issued $2 million and $6 million, respectively, of 7.25% promissory notes, which mature in 2025 and 2032, respectively, in exchange for electric distribution facilities at certain military bases in connection with their privatization.

Dominion Resources, Inc. and its subsidiaries repaid $462 million of long-term debt during the three months ended March 31, 2005.

Convertible Securities

As discussed in Note 17 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, $220 million of outstanding contingent convertible senior notes are convertible by holders into a combination of cash and shares of Dominion's common stock under certain circumstances. At March 31, 2005, since none of these conditions has been met, these senior notes are not yet subject to conversion. In 2004 and 2005, Dominion entered into exchange transactions with respect to these contingent convertible senior notes in contemplation of EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Dominion exchanged the outstanding notes for new notes with a conversion feature that requires that the principal amount of each note be repaid in cash. The notes are valued at a conversion rate of 13.5865 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $73.60. Amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases.

The new notes have been included in the diluted EPS calculation using the method described in EITF 04-8. Under this method, the number of shares included in the denominator of the diluted EPS calculation is calculated as the net shares issuable for the reporting period based upon the average market price for the period. This did not result in an increase to the average shares outstanding used in the calculation of Dominion's diluted EPS since the conversion price of $73.60 included in the notes was higher than the average market price of Dominion's common stock over this period.

Issuance of Common Stock

In the three months ended March 31, 2005, Dominion received proceeds of $216 million for 3.6 million shares issued through Dominion Direct® (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options. In February 2005, Dominion Direct® and the Dominion employee savings plans began purchasing Dominion common stock on the open market with the proceeds received through these two programs, rather than having additional new common shares issued.

Repurchases of Common Stock

In February 2005, Dominion was authorized by its Board of Directors to repurchase up to the lesser of 25 million shares or $2.0 billion of Dominion's outstanding common stock. In March 2005, Dominion repurchased 3.3 million shares for approximately $247 million. Of this amount, 2.9 million shares totaling $219 million were repurchased through an accelerated repurchase agreement with Lehman Brothers Holdings, Inc. (Lehman). Under the agreement, Lehman immediately borrowed shares that were sold to and canceled by Dominion and in turn purchased shares in the open market over a subsequent time period. The agreement was subject to a future contingent purchase price adjustment based on the actual cost of the shares purchased by Lehman. At March 31, 2005, Lehman had repurchased 100% of the shares under the agreement for $216 million. In April 2005, Lehman paid Dominion $2.8 million in cash to settle the transaction. Dominion will record the settlement payment as an addition to common shareholders' equity in its Consolidated Balance Sheet.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Forward Equity Transaction

As described in Note 19 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, Dominion entered into a forward equity sale agreement (forward agreement) with Merrill Lynch International (MLI), as forward purchaser, relating to 10 million shares of Dominion's common stock. The forward agreement provides for the sale of two tranches consisting of 2 million and 8 million shares of Dominion common stock, respectively, each with stated maturity dates and settlement prices.

Dominion elected to cash settle the first tranche in December 2004 and made a payment to MLI for $5.8 million, representing the difference between Dominion's share price and the applicable forward sale price, multiplied by the 2 million shares. Additionally, Dominion elected to cash settle 3 million shares of the second tranche in February 2005 and made a payment to MLI for $17.4 million. Dominion recorded the settlement payments as reductions to common stock in its Consolidated Balance Sheets.

As a result of an extension agreement entered into in April 2005, the remaining 5 million shares of the second tranche must be settled by August 26, 2005. If gross share settlement were elected for the remainder of the second tranche at its maturity date, Dominion would receive aggregate proceeds of approximately $321 million and would deliver 5 million of its common shares. In the event any or all of the proceeds are not needed, Dominion has the option to either cash settle or net share settle the remainder of the second tranche of the forward agreement in whole, or in part, and may elect settlement earlier than the stated maturity date. If Dominion elects to cash or net share settle any portion of the remainder of the second tranche, the payment is based on the difference between Dominion's share price and the applicable forward sale price for the second tranche, multiplied by the number of shares being settled.

If, at March 31, 2005, Dominion had elected a cash settlement of the 5 million shares remaining in the second tranche, Dominion would have owed MLI $52.7 million, which would have been recorded as a reduction to common stock in Dominion's Consolidated Balance Sheet. If, at the time of cash settlement, Dominion's current share price were lower than the forward sale price, Dominion would receive a payment from MLI. For every dollar increase (decrease) in the value of Dominion's stock, the value of the settlement of the shares remaining in the second tranche from MLI's perspective would increase (decrease) by $5 million.

Note 16.     Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 22 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, nor have any significant new matters arisen during the three months ended March 31, 2005.

Income Taxes

As a matter of course, Dominion is regularly audited by federal and state tax authorities. Dominion establishes liabilities for probable tax-related contingencies in accordance with SFAS No. 5, Accounting for Contingent Liabilities, and reviews them in light of changing facts and circumstances. Although the results of these audits are uncertain, Dominion believes that the ultimate outcome will not have a material adverse effect on Dominion's financial position. At March 31, 2005 and December 31, 2004, Dominion's Consolidated Balance Sheets reflect $121 million and $54 million, respectively, of tax-related contingent liabilities, including accrued interest.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-Term Power Tolling Contract

In March 2005 and December 2004, Dominion recorded after-tax charges of $6 million and $112 million, respectively, related to its interest in a long-term power tolling contract with a 551 megawatt combined cycle facility located in Batesville, Mississippi. Dominion decided to divest its interest in the long-term power tolling contract in connection with its reconsideration of the scope of certain activities of the Dominion Clearinghouse (Clearinghouse), including those conducted on behalf of Dominion's business segments, and its ongoing strategy to focus on business activities within the Mid-America Interconnected Network (MAIN) to Maine region. The charges are based on Dominion's evaluation of bids received from third parties reflecting the expected amount of consideration that would be required by a third party for its assumption of Dominion's interest in the contract.

In April 2005, Dominion entered into a purchase and sale agreement with a third party that will result in the assignment and assumption of the long-term power tolling contract. The transaction is expected to close in the second quarter of 2005, subject to approval of the various affected parties.

Environmental Matters

In March 2005, the Environmental Protection Agency (EPA) Administrator signed both the Clean Air Interstate Rule and the Clean Air Mercury Rule. These rules, when implemented, will require significant reductions in future sulfur dioxide (SO2), nitrogen oxide (NOX) and mercury emissions from electric generating facilities. The SO2 and NOX emission reduction requirements are in two phases with initial reduction levels targeted for 2009 (NOX) and 2010 (SO2), and a second phase of reductions targeted for 2015 (SO2 and NOX). The mercury emission reduction requirements are also in two phases with initial reduction levels targeted for 2010 and a second phase of reductions targeted for 2018. The new rules allow for the use of cap-and-trade programs. States will be required to develop detailed implementation plans, which will ultimately determine the levels and timing of required emission reductions. These regulatory actions will require additional reductions in emissions from Dominion's fossil fuel-fired generating facilities. Dominion is in the process of evaluating these rules and developing compliance plans, the details of which will be based on how the rules are ultimately implemented by each state.

Guarantees

As of March 31, 2005, Dominion and its subsidiaries had issued $7.2 billion of guarantees, including:

  $3.8 billion to support commodity transactions of subsidiaries;

  $1.5 billion for subsidiary debt reflected on the Consolidated Balance Sheet;

  $898 million related to a subsidiary leasing obligation for the Fairless Energy power station (Fairless);

  $509 million related to subsidiaries' nuclear obligations;

  $443 million for guarantees supporting other agreements of subsidiaries; and

  $31 million for guarantees supporting third parties and equity method investees.

The commodity transaction guarantees are put in place to allow Dominion's subsidiaries the flexibility to conduct business with counterparties without having to post substantial cash collateral. In order for Dominion to experience a liability for the $3.8 billion capacity of the guarantees, Dominion would have to fully utilize credit with every counterparty it has issued a guarantee, which management believes would be highly unlikely to occur. As of March 31, 2005, Dominion had entered into transactions with counterparties, whereby the net exposure under the guarantees related to these transactions was $635 million, which is included in the $732 million net amount due to these counterparties reported on Dominion's Consolidated Balance Sheet at March 31, 2005.

There are no significant liabilities reflected on Dominion's Consolidated Balance Sheets for its subsidiaries' power generation project leasing obligation, nuclear obligations or other miscellaneous obligations.

While the majority of these guarantees do not have a termination date, Dominion may choose at any time to limit the applicability of such guarantees to future transactions.

Surety Bonds and Letters of Credit

As of March 31, 2005 Dominion had also purchased $68 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $2.4 billion. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 17.      Credit Risk

As a diversified energy company, Dominion transacts with major companies in the energy industry and with commercial and residential energy consumers. As a result of its large and diverse customer base, Dominion is not exposed to a significant concentration of credit risk for receivables arising from utility electric and gas operations, including transmission services, and retail energy sales. Dominion's exposure to credit risk is concentrated primarily within its sales of gas and oil production and energy trading, marketing and commodity hedging activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy trading, marketing and hedging activities include trading of energy-related commodities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. At March 31, 2005, gross credit exposure related to these transactions totaled $1.29 billion, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, Dominion's credit exposure is reduced to $1.27 billion. Of this amount, investment grade counterparties represent 79% and no single counterparty exceeded 5%. As of March 31, 2005 and December 31, 2004, Dominion had margin deposit assets (reported in other current assets) of $344 million and $179 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $22 million and $28 million, respectively.

Note 18. Dominion Capital, Inc.

In connection with Dominion's ongoing efforts to divest its remaining financial services investments, Dominion executed certain agreements in the fourth quarter of 2003 that resulted in the sale of certain DCI assets to a new collateralized debt obligation (CDO) structure. In the first quarter of 2005, the CDO structure was recapitalized under the direction of the CDO structure's management. In connection with the CDO recapitalization, Dominion exchanged $250 million of 3% paid-in kind (PIK) CDO notes for two new notes: a $100 million 7.5% current pay tranche and a $150 million 3% PIK tranche. Also, upon executing the exchange, Dominion's obligation to fund up to $55 million through 2007 for certain outstanding revolving loan commitments was cancelled and Dominion's commitment under a liquidity facility with the CDO structure was reduced from $30 million to $15 million.

Note 19.     Discontinued Operations - Telecommunications Operations

The following table presents selected information related to Dominion's discontinued telecommunications operations:
	Three Months Ended March 31,
	2005	2004
	(millions)
Operating Revenue	$--	$5

Loss before income taxes	--	(8)

In May 2004, Dominion completed the sale of its discontinued telecommunications operations to Elantic Telecom, Inc (ETI). In July 2004, ETI filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division. In April 2005, ETI's plan of reorganization to exit the Chapter 11 bankruptcy process was confirmed by the court. Dominion does not expect a material impact on its results of operations or financial position related to the bankruptcy. At March 31, 2005, Dominion has $9 million of remaining guarantees related to its discontinued telecommunications operations.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 20.     Employee Benefit Plans

The following table illustrates the components of the provision for net periodic benefit cost for Dominion's pension and other postretirement benefit plans:
	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2005	2004	2005	2004
	(millions)
Service cost	$29	$24	$16	$16
Interest cost	54	47	20	21
Expected return on plan assets	(93)	(84)	(13)	(11)
Amortization of prior service cost	1	1	--	--
Amortization of transition obligation	--	--	1	2
Amortization of net loss	21	14	5	5
Net periodic benefit cost	$12	$ 2	$29	$33

Employer Contributions

Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans during the first quarter of 2005. Dominion expects to contribute at least $40 million to its other postretirement benefit plans during the remainder of 2005. Under its funding policies, Dominion evaluates pension and other postretirement benefit plan funding requirements annually, usually in the second half of the year after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, the amount of additional contributions to be made in 2005 will be determined at that time.

Note 21.     Operating Segments

During the fourth quarter of 2004, Dominion performed an evaluation of its Clearinghouse trading and marketing operations, which resulted in a decision to exit certain energy trading activities and instead focus on the optimization of company assets. The financial impact of the Clearinghouse's optimization of company assets is now reported as part of the results of the business segments operating the related assets, in order to better reflect the performance of the underlying assets. As such, Clearinghouse activities such as fuel management, hedging, selling the output of, contracting and optimizing the Dominion Generation assets are reported in the Dominion Generation segment. Clearinghouse activities related to corporate-wide enterprise commodity risk management and optimization services that are not focused on any particular business segment are reported in the Corporate and Other segment. Aggregation of gas supply and associated gas trading and marketing activities performed by the Clearinghouse, as well as the prior year results of certain energy trading activities exited in connection with the reorganization continue to be reported in the Dominion Energy segment.

Additionally, in January 2005 in connection with the reorganization, commodity derivative contracts held by the Clearinghouse were assessed to determine if they contribute to the optimization of Dominion's assets. As a result of this review, certain commodity derivative contracts previously designated as held for trading purposes are now held for non-trading purposes. Under Dominion's derivative income statement classification policy described in Note 2 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, all changes in fair value, including amounts realized upon settlement, related to the reclassified contracts were previously presented in operating revenue on a net basis. Upon reclassification as non-trading, all unrealized changes in fair value and settlements related to those derivative contracts that are financially settled are now reported in other operations and maintenance expense. The statement of income related amounts for those reclassified derivative sales contracts that are physically settled are now presented in operating revenue, while the statement of income related amounts for physically settled purchase contracts are reported in operating expenses.

Dominion is organized primarily on the basis of products and services sold in the United States. Dominion manages its operations through the following operating segments:

Dominion Delivery includes Dominion's regulated electric and gas distribution and customer service business, as well as nonregulated retail energy marketing operations.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion Energy includes Dominion's tariff-based electric transmission, natural gas transmission pipeline and storage businesses and an LNG facility. It also includes certain natural gas production and producer services, which consist of aggregation of gas supply, market-based services related to gas transportation and storage and associated gas trading and the prior year's results of certain energy trading activities exited in December 2004.

Dominion Generation includes the generation operations of Dominion's electric utility and merchant fleet as well as energy trading and marketing activities associated with the optimization of generation assets.

Dominion Exploration & Production (E&P) includes Dominion's gas and oil exploration, development and production operations. Operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deepwater areas of the Gulf of Mexico, and Western Canada.

Corporate and Other includes the operations of Dominion's corporate, service company and other operations (including unallocated debt), corporate-wide enterprise commodity risk management and optimization services, DCI and the net impact of Dominion's discontinued telecommunications operations that were sold in May 2004. In addition, the contribution to net income by Dominion's primary operating segments is determined based upon a measure of profit that executive management believes represents the segments' core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment's performance or allocating resources among the segments. These specific items are instead reported in the Corporate and Other segment and include:

Three Months Ended March 31, 2005

  Charges reflecting Dominion's valuation of its interest in a long-term power tolling contract and the termination of a long-term power purchase agreement.

Three Months Ended March 31, 2004

  A benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities; and

  A charge related to the settlement of a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Dominion Delivery	Dominion Energy	Dominion Generation	Dominion E&P	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
Three Months Ended March 31,	(millions)
2005
Operating revenue - external customers	$1,531	$484	$1,912	$631	$ (2)	$176	$4,732
Operating revenue - intersegment	18	227	10	43	149	(447)	--
Net income (loss)	184	99	145	112	(111)	--	429
2004
Operating revenue - external customers	$1,407	$626	$1,188	$466	$ 19	$173	$3,879
Operating revenue - intersegment	22	77	146	40	132	(417)	--
Net income (loss)	166	65	148	129	(71)	--	437

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2005, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004. The policies disclosed included the accounting for: derivative contracts at fair value; goodwill and long-lived asset impairment testing; asset retirement obligations; employee benefit plans; regulated operations; gas and oil operations; and income taxes.

Other

As discussed in Note 2 to the Consolidated Financial Statements, Dominion enters into buy/sell and related agreements as a means to reposition its offshore Gulf of Mexico crude oil production to more liquid marketing locations onshore. Under the primary guidance of EITF Issue No. 99-19, Dominion presents the sales and purchases related to its crude oil buy/sell arrangements on a gross basis in its Consolidated Statements of Income. The EITF is currently discussing Issue No. 04-13, which specifically focuses on purchase and sale transactions made pursuant to crude oil buy/sell arrangements. The EITF is evaluating whether these types of transactions should be presented net in the Consolidated Statements of Income. While resolution of this issue may affect the income statement presentation of these revenues and expenses, there would be no impact on Dominion's results of operations or cash flows. The portion of Dominion's operating revenue related to buy/sell activity for the first quarter of 2005 was approximately 2%. Reported production volumes are not impacted, as only the initial sale of Dominion's production is included in reported production volumes. It is estimated that approximately 48% of Dominion's first quarter 2005 oil production was marketed through the use of one or more crude oil buy/sell agreements.

Results of Operations

Following is a summary of contributions by operating segments to net income for the first quarter ended March 31, 2005 and 2004:
	Net Income		Diluted EPS
First Quarter	2005	2004	2005	2004
	(millions, except per share amounts)
Dominion Delivery	$184	$166	$0.54	$0.51
Dominion Energy	99	65	0.29	0.20
Dominion Generation	145	148	0.42	0.45
Dominion Exploration & Production	112	129	0.33	0.39
Primary operating segments	540	508	1.58	1.55

Corporate and Other	(111)	(71)	(0.33)	(0.21)
Consolidated	$429	$437	$1.25	$1.34

Overview

First Quarter 2005 vs. 2004

Dominion earned $1.25 per diluted share on net income of $429 million; a decrease of $0.09 per diluted share and $8 million. The per share decrease includes approximately $0.07 of share dilution, reflecting an increase in the average number of common shares outstanding.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The combined first quarter net income contribution of Dominion's primary operating segments increased $32 million primarily due to:

  A higher contribution from nonregulated retail energy marketing operations, largely resulting from higher gas margins;

  A higher contribution from producer services reflecting the impact of losses in the prior year related to certain energy trading activities that were exited in December 2004; and

  A contribution from the newly acquired Dominion New England power plants; partially offset by

  A lower contribution from regulated electric generation operations primarily due to fuel expenses in excess of rate recovery and comparably milder weather, partially offset by the establishment of certain regulatory assets and liabilities in connection with the North Carolina rate case settlement and reduced purchased power capacity expenses; and

  A lower contribution from exploration and production operations due to:

    Losses related to the discontinuance of hedge accounting for certain oil hedges primarily resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges during the first quarter;

    The impact in the prior year of favorable changes in the fair value of certain oil options; and

    An increase in production costs and lower gas production reflecting the sale of mineral rights under the VPP agreements and the sale of the majority of Dominion's natural gas and oil properties in British Columbia, Canada; partially offset by

    An increase in revenue recognized in connection with deliveries under VPP agreements, higher average realized prices for gas and oil, the recognition of business interruption insurance revenue associated with Hurricane Ivan and higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects.

The increased contribution by the operating segments in 2005 was more than offset by the impact of the following specific items recognized in 2005 and reported in the Corporate and Other segment:

  A $47 million after-tax charge resulting from the termination of a long-term power purchase agreement; and

  A $6 million after-tax charge primarily reflecting an adjustment of Dominion's valuation of its interest in a long-term power tolling contract as a result of its exit from certain energy trading activities.

The consolidated results also include the impact of significant specific items recognized in 2004. These items were reported in the Corporate and Other segment, and included:

  $26 million of after-tax charges related to Dominion's investment in and planned divestiture of DCI assets

  $8 million of after-tax losses associated with Dominion's telecommunications business, which was sold in May 2004;

  A $7 million after-tax charge related to an agreement to settle a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor; partially offset by

  An $18 million after-tax benefit associated with the disposition of CNG International's (CNGI) investment in Australian pipeline assets that were sold in 2004; and

  A $10 million after-tax benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion's results of operations.

	First Quarter
	2005	2004
	(millions)
Operating Revenue
Regulated electric sales	$1,322	$1,289
Regulated gas sales	778	660
Nonregulated electric sales	714	339
Nonregulated gas sales	745	664
Gas transportation and storage	275	266
Gas and oil production	411	382
Other	487	279

Operating Expenses
Electric fuel and energy purchases, net	841	518
Purchased electric capacity	134	152
Purchased gas, net	1,222	1,097
Liquids, pipeline capacity and other purchases	337	170
Other operations and maintenance	814	581
Depreciation, depletion and amortization	346	317
Other taxes	165	154

Other income	51	55
Interest and related charges	247	240
Income tax expense	248	260

An analysis of Dominion's results of operations for the first quarter of 2005 compared to the first quarter of 2004 follows:

Operating Revenue

Regulated electric sales revenue increased 3% to $1.3 billion, primarily reflecting:

  A $12 million increase due to the impact of a comparatively higher fuel rate for non-Virginia jurisdictional customers and increased sales volumes. This increase in regulated electric sales revenue was more than offset by an increase in Electric fuel and energy purchases, net expense;

  A $14 million increase from customer growth associated with new customer connections;

  A $16 million increase due to other factors, such as the impact of economic conditions on customer usage, as well as variations in seasonal rate premiums and discounts; partially offset by

  A $10 million decrease associated with milder weather.

Regulated gas sales revenue increased 18% to $778 million, largely resulting from a $94 million increase due to higher rates for regulated gas distribution operations primarily related to the recovery of higher gas prices and a $66 million increase resulting from the return of customers from Energy Choice programs, partially offset by a $24 million decrease associated with milder weather, the impact of economic conditions on customer usage and other factors. The effect of this net increase in regulated gas sales revenue was largely offset by a comparable increase in Purchased gas, net expense.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Nonregulated electric sales revenue increased 111% to $714 million, primarily reflecting the combined effects of:

  A $230 million increase in revenue from merchant generation operations, largely due to the newly acquired Dominion New England power plants and the commencement of commercial operations at Fairless in June 2004; and

  A $149 million increase from energy trading and marketing activities primarily related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes as discussed in Note 21 to the Consolidated Financial Statements. This increase was largely offset by a comparable increase in Electric fuel and energy purchases, net expense.

Nonregulated gas sales revenue increased 12% to $745 million, predominantly due to:

  A $51 million increase in revenue from gas marketing activities due to the optimization of physical gas transportation capacity positions and the effect of favorable price changes on unsettled contracts; and

  A $41 million increase in revenue from sales of gas purchased by exploration and production operations to facilitate gas transportation and satisfy other agreements. This increase in nonregulated gas sales revenue was largely offset by a corresponding increase in Purchased gas, net expense; partially offset by

  A $22 million decrease in revenue from nonregulated retail energy marketing operations, due to lower volumes ($70 million) reflecting a decrease in average customer accounts, partially offset by higher prices ($48 million).

Gas and oil production revenue increased 8% to $411 million, primarily as a result of:

  A $33 million increase in revenue from oil production, largely reflecting higher volumes; and

  A $47 million increase in revenue recognized related to deliveries under VPP transactions; partially offset by

  A $55 million decrease in revenue from gas production, primarily reflecting the sale of mineral rights under the VPP agreements and the sale of the majority of Dominion's natural gas and oil properties in British Columbia, Canada.

Other revenue increased 75% to $487 million, largely due to:

  A $120 million increase in coal sales revenue resulting from higher coal prices and increased sales volumes;

  A $47 million increase in revenue from sales of purchased oil by exploration and production operations; and

  A $44 million increase due to the recognition of business interruption insurance revenue associated with Hurricane Ivan.

The increases in other revenue related to coal sales and sales of purchased oil were largely offset by corresponding increases in Liquids, pipeline capacity and other purchases expense.

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 62% to $841 million, primarily reflecting the combined effects of:

  A $133 million increase related to merchant generation operations, largely due to the newly acquired Dominion New England power plants and the commencement of commercial operations at Fairless in June 2004;

  A $116 million increase related to energy trading and marketing activities discussed above in Nonregulated electric sales revenue; and

  A $75 million increase related to regulated utility operations primarily resulting from the elimination of fuel deferral accounting for the Virginia jurisdiction. The increase also reflects higher generation volumes in the current year.

Purchased electric capacity expense decreased 12% to $134 million, as a result of the termination of four long-term power purchase agreements in connection with the purchase of the related generating facilities in 2004 and 2005.

Purchased gas, net expense increased 11% to $1.2 billion, principally resulting from:

  A $122 million increase associated with regulated gas sales discussed above in Regulated gas sales revenue;

  A $42 million increase related to purchases of gas by exploration and production operations to facilitate gas transportation and satisfy other agreements, as discussed in Nonregulated gas sales revenue; partially offset by

  A $38 million decrease associated with nonregulated retail energy marketing operations, reflecting decreased volumes ($68 million) partially offset by higher prices ($30 million).

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Liquids, pipeline capacity and other purchases expense increased 98% to $337 million, primarily reflecting a $110 million increase in the cost of coal purchased for resale and a $47 million increase related to purchases of oil by exploration and production operations, each of which are discussed in Other revenue.

Other operations and maintenance expense increased 40% to $814 million, resulting from:

  A $77 million charge resulting from the termination of a long-term power purchase agreement;

  A $46 million increase related to salaries, wages and benefits, including a $25 million increase in incentive-based compensation expense, a $7 million increase due to wage increases and other factors and a $14 million increase in pension and medical benefits;

  $49 million of losses related to the discontinuance of hedge accounting for certain oil hedges primarily resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges during the first quarter;

  A $31 million increase related to merchant generation operations, largely due to the newly acquired Dominion New England power plants and the commencement of commercial operations at Fairless in June 2004; and

  The impact of the following benefits recognized in 2004:

    A $35 million benefit due to favorable changes in the fair value of certain oil options related to exploration and production operations; and

    A $16 million benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities.

  These increases were partially offset by a $24 million net benefit recognized by regulated utility operations resulting from the establishment of certain regulatory assets and liabilities in connection with settlement of the North Carolina rate case.

Depreciation, depletion and amortization expense (DD&A) increased 9% to $346 million, largely due to incremental depreciation expense resulting from the acquisition of Dominion New England and other property additions.

Other taxes increased 7% to $165 million, primarily due to higher property taxes resulting from the newly acquired Dominion New England power plants, higher gross receipts taxes and higher severance and property taxes associated with increased commodity prices.

Segment Results of Operations

Dominion Delivery

Dominion Delivery includes Dominion's regulated electric and gas distribution and customer service business, as well as nonregulated retail energy marketing operations.
	First Quarter
	2005	2004
(millions, except EPS)
Net income contribution	$184	$166
EPS contribution	$0.54	$0.51

Electricity delivered (million mwhrs)	19.9	19.8
Gas throughput (bcf)	155	160

__________________
mwhrs = megawatt hours
bcf = billion cubic feet

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Delivery's operating results:
	2005 vs. 2004 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Nonregulated retail energy marketing operations	$12	$0.04
North Carolina rate case settlement	6	0.02
Customer growth	3	0.01
Salaries, wages and benefits expense	(6)	(0.02)
Weather	(3)	(0.01)
Other	6	0.02
Share dilution	--	(0.03)
Change in net income contribution	$18	$0.03

Dominion Delivery's net income contribution increased $18 million, primarily reflecting:

  An increase in the contribution from nonregulated retail energy marketing operations, largely resulting from higher gas margins;

  A benefit recognized by regulated utility operations resulting from the establishment of certain regulatory assets in connection with settlement of the North Carolina rate case; and

  Customer growth in the electric franchise service area, primarily reflecting new residential customers; partially offset by

  An increase in salaries, wages and benefits expense resulting from increases in incentive-based compensation expense, pension and medical benefits and wage increases and other factors; and

  Comparably milder winter weather in regulated electric and gas service territories.

Dominion Energy

Dominion Energy includes Dominion's tariff-based electric transmission, natural gas transmission pipeline and storage businesses and an LNG facility. It also includes certain natural gas production and producer services, which consist of aggregation of gas supply, market-based services related to gas transportation and storage and associated gas trading and the prior year's results of certain energy trading activities exited in December 2004.

	First Quarter,
	2005	2004
(millions, except EPS)
Net income contribution	$99	$65
EPS contribution	$0.29	$0.20
Gas transmission throughput (bcf)	301	316

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy's operating results:
	2005 vs. 2004 Increase (Decrease)
	Amount	EPS
(millions, except EPS)

Producer services	$25	$0.08
Economic hedges	15	0.04
Salaries, wages and benefits expense	(5)	(0.02)
RTO start-up and integration costs	(4)	(0.01)
Other	3	0.01
Share dilution	--	(0.01)
Change in net income contribution	$34	$0.09

Dominion Energy's net income contribution increased $34 million, primarily reflecting:

  A higher contribution from producer services reflecting the impact of losses in the prior year related to certain energy trading activities that were exited in December 2004 and the optimization of physical gas transportation capacity positions;

  The impact of unfavorable price movements in 2004 on a portfolio of financial derivative instruments used to manage Dominion's price risk associated with a portion of its anticipated sales of 2004 natural gas production that had not been considered in the hedging activities of the Dominion Exploration & Production segment (economic hedges). In 2005, Dominion did not enter into similar economic hedging transactions; partially offset by

  An increase in salaries, wages and benefits expense resulting from increases in incentive-based compensation expense, pension and medical benefits and wage increases and other factors; and

  A charge incurred by regulated utility operations for the write-off of certain previously deferred start-up and integration costs associated with joining an RTO that are allocable to Virginia non-jurisdictional and wholesale customers.

Dominion Generation

Dominion Generation includes the generation operations of Dominion's electric utility and merchant fleet as well as energy trading and marketing activities associated with the optimization of generation assets.
	First Quarter
	2005	2004
(millions, except EPS)
Net income contribution	$145	$148
EPS contribution	$0.42	$0.45
Electricity supplied (million mwhrs)	30	28

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation's operating results:
	2005 vs. 2004 Increase (Decrease)
	Amount	EPS
(millions, except EPS)

Fuel expenses in excess of rate recovery	$(44)	$(0.14)
Salaries, wages and benefits expense	(13)	(0.04)
RTO start-up and integration costs	(3)	(0.01)
Dominion New England	32	0.10
Capacity expenses	11	0.03
North Carolina rate case settlement	10	0.03
Regulated electric sales:
Customer growth	5	0.02
Weather	(4)	(0.01)
Other	3	0.01
Share dilution	--	(0.02)
Change in net income contribution	$(3)	$(0.03)

Dominion Generation's net income contribution decreased $3 million, primarily reflecting:

  Higher fuel expenses incurred by regulated utility operations due to the elimination of fuel deferral accounting for the Virginia jurisdiction. The increase in fuel expenses also reflects higher generation volumes;

  An increase in salaries, wages and benefits expense resulting from increases in incentive-based compensation expense, pension and medical benefits and wage increases and other factors; and

  A charge incurred by regulated utility operations for the write-off of certain previously deferred start-up and integration costs associated with joining an RTO that are allocable to Virginia non-jurisdictional and wholesale customers; partially offset by

  A contribution from the newly acquired Dominion New England power plants;

  Reduced purchased power capacity expenses due to the termination of long-term power purchase agreements in connection with the purchase of the related non-utility generating facilities;

  A net benefit recognized by regulated utility operations resulting from the establishment of certain regulatory assets and liabilities in connection with settlement of the North Carolina rate case; and

  Higher regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers, partially offset by milder weather.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Exploration & Production

Dominion Exploration & Production manages Dominion's gas and oil exploration, development and production business.
	First Quarter
	2005	2004
(millions, except EPS)
Net income contribution	$112	$129
EPS contribution	$0.33	$0.39

Gas production (bcf)	78	94
Oil production (million bbls)	3.1	2.2

Average realized prices with hedging results(1)
Gas (per mcf) (2)	$4.24	$4.01
Oil (per bbl)	28.30	24.68
Average realized prices without hedging results
Gas (per mcf) (2)	6.14	5.28
Oil (per bbl)	47.60	33.03

DD&A (unit of production rate per mcfe)	$1.42	$1.23

_____________________
bbl = barrel
mcf = thousand cubic feet
mcfe = thousand cubic feet equivalent

(1) Excludes the effects of the economic hedges discussed under Segment Results of Operations - Dominion Energy.
(2) Excludes $76 million and $29 million of revenue recognized in first quarter of 2005 and 2004, respectively under the VPP agreements described in Note 6 to the Consolidated Financial Statements and Note 12 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

Presented below, on an after-tax basis, are the key factors impacting Dominion Exploration & Production's operating results:
	2005 vs. 2004 Increase (Decrease)
	Amount	EPS
(millions, except EPS)

Operations and maintenance	$(61)	$(0.19)
Gas and oil 3/4 production	(35)	(0.11)
DD&A 3/4 rate	(11)	(0.03)
DD&A 3/4 production	7	0.02
VPP revenue	30	0.09
Business interruption insurance	28	0.09
Gas and oil 3/4 prices	25	0.08
Share dilution	--	(0.01)
Change in net income contribution	$(17)	$(0.06)

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Exploration & Production's net income contribution decreased $17 million, primarily reflecting:

  Higher operations and maintenance expenses, primarily due to the discontinuance of hedge accounting for certain oil hedges largely resulting from delays in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges during the first quarter, an increase in production costs and the impact in the prior year of favorable changes in the fair value of certain oil options;

  Lower gas production reflecting the sale of mineral rights under the VPP agreements and the sale of the majority of Dominion's natural gas and oil assets in British Columbia, Canada, partially offset by higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects; and

  A higher rate for DD&A, primarily reflecting higher industry finding and development costs, increased acquisition costs and the effect of the reduction in reserves attributable to the VPP transactions and the sale of natural gas and oil assets in British Columbia, Canada; partially offset by

  An increase in revenue recognized in connection with deliveries under the VPP agreements;

  The recognition of business interruption insurance revenue associated with Hurricane Ivan; and

  Higher average realized prices for gas and oil.

Corporate and Other

Presented below are the Corporate and Other segment's after-tax results:
	First Quarter
	2005	2004
(millions, except EPS)
Specific items attributable to operating segments	$ (54)	$ 5
DCI operations	(3)	(26)
Telecommunication operations	--	(8)
Other corporate operations	(54)	(42)
Total net expense	$(111)	$(71)
Earnings per share impact	$(0.33)	$(0.21)

Specific Items Attributable to Operating Segments 3/4 First Quarter 2005 vs. 2004

Dominion reported expenses of $54 million and a net benefit of $5 million in 2005 and 2004, respectively, in the Corporate and Other segment attributable to its operating segments. The expenses in 2005 primarily relate to the impact of the following:

  A $77 million ($47 million after-tax) charge resulting from the termination of a long-term power purchase agreement, attributable to Dominion Generation; and

  An $11 million ($6 million after-tax) charge primarily related to the valuation of Dominion's interest in a long-term power tolling contract, attributable to Dominion Generation.

The net benefit in 2004 largely resulted from:

  A $16 million ($10 million after-tax) benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities, attributable to Dominion Delivery; partially offset by

  A $12 million ($7 million after-tax) charge related to the settlement of a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor, attributable to Dominion Energy.

DCI Operations

DCI's net loss decreased $23 million, primarily due to a reduction in after-tax charges associated with the impairment and divestiture of DCI investments.

Telecommunications Operations

Dominion's loss from its discontinued telecommunications business decreased $8 million as a result of its sale in May 2004.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other Corporate Operations

The net expenses associated with other corporate operations for 2005 increased by $12 million as compared to 2004, primarily due to the impact in 2004 of an $18 million after-tax benefit associated with the disposition of CNGI's investment in Australian pipeline assets, partially offset by lower interest expense in 2005.

Selected Information-Energy Trading Activities

See Selected Information-Energy Trading Activities in MD&A included in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of Dominion's energy trading, hedging and marketing activities and related accounting policies. For additional discussion of trading activities, see Market Rate Sensitive Instruments and Risk Management in Item 3.

A summary of the changes in the unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes during the three months ended March 31, 2005 follows:
Amount (millions)
Net unrealized gain at December 31, 2004	$146
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Redefinition of trading contracts(1)	2
Contracts realized or otherwise settled during the period	(39)
Other changes in fair value	3
Net unrealized gain at March 31, 2005	$112

_____________________
(1) Represents the designation of certain commodity derivative contracts as non-trading, which were previously held for trading purposes as discussed in Note 21 to the Consolidated Financial Statements.

The balance of net unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes at March 31, 2005, is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	In Excess of 5 years	Total
	(millions)
Actively quoted (1)	$95	$(14)	$(6)	--	--	$ 75
Other external sources (2)	--	40	--	$(2)	$(1)	37
Models and other valuation methods	--	--	--	--	--	--
Total	$95	$26	$(6)	$(2)	$(1)	$112

______________________
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

At March 31, 2005, Dominion had cash and cash equivalents of $271 million with $1.3 billion of unused capacity under its credit facilities. For long-term financing needs, amounts available for debt or equity offerings under currently effective shelf registrations totaled $2.5 billion at March 31, 2005.

Operating Cash Flows

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows from operating activities were $1.2 billion and $969 million for the first quarters of 2005 and 2004, respectively. Dominion's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flow. See the discussion of such factors in Operating Cash Flows in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

Credit Risk

Dominion's exposure to potential concentrations of credit risk results primarily from its energy trading, marketing and hedging activities and sales of gas and oil production. Presented below is a summary of Dominion's gross and net credit exposure as of March 31, 2005 for these activities. Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$ 704	$17	$ 687
Non-investment grade(2)	69	1	68
No external ratings:
Internally rated - investment grade(3)	314	--	314
Internally rated - non-investment grade(4)	201	--	201
Total	$1,288	$18	$1,270

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
(3)  The five largest counterparty exposures, combined, for this category represented approximately 15% of the total gross credit exposure.
(4)  The five largest counterparty exposures, combined, for this category represented approximately 3% of the total gross credit exposure.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Investing Cash Flows

In the first quarter of 2005 and 2004, investing activities resulted in net cash outflows of $958 million and $569 million, respectively. Significant investing activities in the first quarter of 2005 included:

  $642 million related to the acquisition of the Dominion New England power plants;

  $377 million of capital expenditures for the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

  $363 million of capital expenditures for the construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, construction and improvements of gas and electric transmission and distribution assets and the cost of acquiring a non-utility generating facility;

  $350 million for the purchase of securities; partially offset by

  $580 million of proceeds from sales of gas and oil mineral rights and properties; and

  $126 million from the sale of securities.

Financing Cash Flows and Liquidity

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

As presented on Dominion's Consolidated Statements of Cash Flows, net cash used in financing activities was $371 million and $270 million for the first quarter of 2005 and 2004, respectively. In the first quarter of 2005, Dominion repurchased $247 million of its common stock and made common dividend payments of $230 million.

Credit Facilities and Short-Term Debt

The Dominion Companies use short-term debt, primarily commercial paper, to fund working capital requirements, as a bridge to long-term debt financing and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. At March 31, 2005, the Dominion Companies had committed lines of credit totaling $3.75 billion. Although there were no loans outstanding, these lines of credit support commercial paper borrowings and letter of credit issuances. At March 31, 2005, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
	(millions)
Three-year revolving credit facility(1)	$1,500
Three-year revolving credit facility(2)	750
Total joint credit facilities	2,250	$949	$ 313	$ 988
Three-year CNG credit facility(3)	1,500	--	1,162	338
Totals	$3,750	$949	$1,475	$1,326

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In addition to the facilities above, in June and August of 2004, CNG entered into two $100 million letter of credit agreements that terminate in June 2007 and August 2007, respectively. Additionally, in October 2004, CNG entered into three letter of credit agreements totaling $700 million that were scheduled to terminate in April 2005. Due to recent volatility in commodity prices and the related impact on collateral requirements, Dominion extended these agreements to October 2005. These five agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by CNG in its risk management strategies for gas and oil production. At March 31, 2005, outstanding letters of credit under these agreements totaled $900 million.

Long-Term Debt

In February 2005, in connection with the acquisition of a non-utility generating facility from Rosemary, Virginia Power assumed $62 million of Rosemary's 8.625% senior notes that mature in 2016. In addition, in February and April of 2005, Virginia Power issued $2 million and $6 million, respectively, of 7.25% promissory notes, which mature in 2025 and 2032, respectively, in exchange for electric distribution facilities at certain military bases in connection with their privatization.

Dominion Resources, Inc. and its subsidiaries repaid $462 million of long-term debt during the first quarter of 2005.

Issuance of Common Stock

In the first quarter of 2005, Dominion received proceeds of $216 million for 3.6 million shares issued through Dominion Direct® (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options. In February 2005, Dominion Direct® and the Dominion employee savings plans began purchasing Dominion common stock on the open market with the proceeds received through these two programs, rather than having additional new common shares issued.

Repurchases of Common Stock

In February 2005, Dominion was authorized by its Board of Directors to repurchase up to the lesser of 25 million shares or $2.0 billion of Dominion's outstanding common stock. In March 2005, Dominion repurchased 3.3 million shares for approximately $247 million. Of this amount, 2.9 million shares totaling $219 million were repurchased through an accelerated repurchase agreement with Lehman. Under the agreement, Lehman immediately borrowed shares that were sold to and canceled by Dominion and in turn purchased shares in the open market over a subsequent time period. The agreement was subject to a future contingent purchase price adjustment based on the actual cost of the shares purchased by Lehman. At March 31, 2005, Lehman had repurchased 100% of the shares under the agreement for $216 million. In April 2005, Lehman paid Dominion $2.8 million in cash to settle the transaction. Dominion will record the settlement payment as an addition to common shareholders' equity in its Consolidated Balance Sheet.

Forward Equity Transaction

As described in Note 19 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, Dominion entered into a forward equity sale agreement with MLI, as forward purchaser, relating to 10 million shares of Dominion's common stock. The forward agreement provides for the sale of two tranches consisting of 2 million and 8 million shares of Dominion common stock, respectively, each with stated maturity dates and settlement prices.

Dominion elected to cash settle the first tranche in December 2004 and made a payment to MLI for $5.8 million, representing the difference between Dominion's share price and the applicable forward sale price, multiplied by the 2 million shares. Additionally, Dominion elected to cash settle 3 million shares of the second tranche in February 2005 and made a payment to MLI for $17.4 million. Dominion recorded the settlement payments as reductions to common stock in its Consolidated Balance Sheets.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

As a result of an extension agreement entered into in April 2005, the remaining 5 million shares of the second tranche must be settled by August 26, 2005. If gross share settlement were elected for the remainder of the second tranche at its maturity date, Dominion would receive aggregate proceeds of approximately $321 million and would deliver 5 million of its common shares. In the event any or all of the proceeds are not needed, Dominion has the option to either cash settle or net share settle the remainder of the second tranche of the forward agreement in whole, or in part, and may elect settlement earlier than the stated maturity date. If Dominion elects to cash or net share settle any portion of the remainder of the second tranche, the payment is based on the difference between Dominion's share price and the applicable forward sale price for the second tranche, multiplied by the number of shares being settled.

If, at March 31, 2005, Dominion had elected a cash settlement of the 5 million shares remaining in the second tranche, Dominion would have owed MLI approximately $52.7 million, which would have been recorded as a reduction to common stock in Dominion's Consolidated Balance Sheet. If, at the time of cash settlement, Dominion's current share price were lower than the forward sale price, Dominion would receive a payment from MLI. For every dollar increase (decrease) in the value of Dominion's stock, the value of the settlement of the shares remaining in the second tranche from MLI's perspective would increase (decrease) by $5 million.

Amounts Available under Shelf Registrations

At March 31, 2005, Dominion Resources, Inc., Virginia Power, and CNG had approximately $941 million, $670 million, and $900 million, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

Credit Ratings and Debt Covenants

In the Credit Ratings and Debt Covenants sections of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, Dominion discussed the use of capital markets by the Dominion Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, these sections of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of March 31, 2005, there have been no changes in the Dominion Companies' credit ratings nor changes to or events of default under Dominion's debt covenants.

Future Cash Payments for Contractual Obligations

As of March 31, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Off-Balance Sheet Arrangements

Forward Equity Transaction

As described in Financing Cash Flows and Liquidity-Forward Equity Transaction, in September 2004, Dominion entered into a forward equity sale agreement relating to 10 million shares of Dominion's common stock. The use of a forward agreement allows Dominion to avoid equity market uncertainty by pricing a stock offering under then current market conditions, while mitigating share dilution by postponing the issuance of stock until funds are needed. If Dominion decides it does not need any or all of the proceeds, it has the option to cash settle or net share settle the forward sale agreement in whole, or in part.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

PJM Interconnection, LLC (PJM)

In March 2005, the North Carolina Commission issued a Notice of Decision permitting Dominion to join PJM, subject to certain conditions and stated it would issue a full order detailing such conditions. In April 2005, the North Carolina Commission issued its Order Approving Transfer Subject to Conditions, which were accepted by Dominion. On May 1, 2005, Dominion integrated its electric transmission assets into PJM.

Dominion Transmission, Inc. (DTI) Rate Matter

In April 2005, DTI filed with the Federal Energy Regulatory Commission (FERC) a proposed comprehensive rate settlement with its customers and interested state commissions. The rate settlement is the result of negotiations between the Public Service Commission of the State of New York and DTI. The settlement is expected to reduce Dominion's natural gas transportation and storage service revenues by approximately $49 million annually, through maximum rate reductions for transportation service customers and reduced fuel retention levels for storage service customers. Dominion's current rate moratorium on further transportation and storage rate charges would also be extended until 2010. Dominion expects the rates to become effective in the third quarter of 2005, subject to FERC approval.

North Carolina Base Rates

In March 2005, the North Carolina Commission approved a settlement between Dominion and the parties in its general rate case. The settlement included a prospective $12 million annual reduction in current base rates and a five-year base rate moratorium among the parties to the settlement. The North Carolina Commission approved Dominion's revised rate schedules and made the base rate reduction effective as of April 14, 2005.

Ohio Energy Choice Pilot Program

In April 2005, Dominion filed with the Public Utilities Commission of Ohio a proposal for a two-year pilot program to improve and expand its Energy Choice Program. Under the current structure, non-Energy Choice customers purchase gas directly from Dominion at a monthly gas cost recovery, or GCR, rate that includes true-up adjustments that can change significantly from one quarter to the next. Dominion proposes to replace the GCR with a monthly market price that eliminates those adjustments, making it easier for customers to compare and switch to competitive suppliers. Dominion will remain the provider of last resort in the event of default by a supplier.

West Virginia Base Rates

In March 2005, Dominion filed a request with the West Virginia Public Service Commission (West Virginia Commission) to increase its base rate charges for providing natural gas service. If granted, the new base rates would increase revenues by approximately $20 million. The new rates are expected to become effective in January 2006, subject to West Virginia Commission approval.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other Matters

Contract Negotiations with Gas Union

The contracts of DTI and Dominion Hope employees represented by the Utility Workers' Union of America, United Gas Workers' Local 69-II, AFL-CIO (Local 69-II) expired on April 1, 2005. Contract negotiations are ongoing between Dominion and Local 69-II, which represents approximately 1,000 DTI and Dominion Hope employees. In March 2005, Dominion and Dominion East Ohio employees represented by Local 69-II agreed to a 10-month extension of its labor agreement covering 25 union employees that was to expire on April 1, 2005.

Kewaunee Nuclear Power Plant

In 2003, Dominion announced an agreement with Wisconsin Public Service Corporation, a subsidiary of WPS Resources Corporation (WPS), and Wisconsin Power & Light Company (WP&L), a subsidiary of Alliant Energy Corporation, to purchase the Kewaunee nuclear power plant, located in northeastern Wisconsin. Under terms of the agreement, the aggregate purchase price is $220 million in cash, including $35 million for nuclear fuel. Dominion will sell 100% of the facility's output to WPS (59%) and WP&L (41%) under a power purchase agreement that expires in 2013. In April 2005, the Public Service Commission of Wisconsin (PSCW) issued its formal written order approving the sale with certain conditions that were accepted by Dominion. Following receipt of the PSCW written order, Dominion filed an application with FERC for its subsidiary that will own the Kewaunee power plant to become an exempt wholesale generator (EWG). The filing of the FERC application confers EWG status pending FERC's issuance of an order. The transaction is expected to close in the second quarter of 2005. Kewaunee will be included in the Dominion Generation operating segment.

Common Stock Dividend Increase

In July 2004, Dominion announced that its fourth-quarter dividend payable December 20, 2004 would be increased by 2 cents per share to 66.5 cents per share. In February 2005, the quarterly dividend rate increased again from 66.5 cents per share to 67 cents per share for an annual rate in 2005 of $2.68 per share. Dominion's expected cash flow and earnings should enable it to make future annual increases when its Board of Directors deems it financially prudent. Common stock dividends are declared on a quarterly basis by the Board of Directors.

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

Costs of environmental compliance, liabilities and litigation could exceed Dominion's estimates, which could adversely affect its results of operations. Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations. In addition, Dominion may be a responsible party for environmental clean-up at a site identified by a regulatory body. Management cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Dominion is exposed to cost-recovery shortfalls because of capped base rates and amendments to the fuel factor statute in effect in Virginia for its regulated electric utility. Under the Virginia Restructuring Act, as amended in April 2004, Dominion's base rates (excluding, generally, a fuel factor with limited adjustment provisions, and certain other allowable adjustments) remain capped until December 31, 2010 unless modified or terminated consistent with the Virginia Restructuring Act. Although the Virginia Restructuring Act allows for the recovery of certain generation-related costs during the capped rates period, Dominion remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, certain tax law changes, costs related to hurricanes or other weather events, inflation, the cost of obtaining replacement power during unplanned plant outages and increased capital costs. In addition, under the 2004 amendments to the Virginia fuel factor statute, Dominion's current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates by order of the Virginia Commission.

The amendments provide for a one-time adjustment of Dominion's fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier), with no adjustment for previously incurred over-recovery or under-recovery, thus eliminating deferred fuel accounting. As a result of the locked-in fuel factor and the uncertainty of what the one-time adjustment will be, Dominion is exposed to fuel price risk. This risk includes exposure to increased costs of fuel, including the energy portion of certain purchased power costs.

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

Dominion's merchant power business is operating in a challenging market, which could adversely affect its results of operations and future growth. The success of Dominion's approximately 9,700-megawatt merchant power business depends upon favorable market conditions as well as its ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover operating costs. Dominion attempts to manage these risks by entering into both short-term and long-term fixed price sales and purchase contracts. However, depressed spot and forward wholesale power prices, high fuel and commodity costs and excess capacity in the industry could result in lower than expected revenues in Dominion's merchant power business.

There are inherent risks in the operation of nuclear facilities. Dominion operates nuclear facilities that are subject to inherent risks. These include the threat of terrorist attack and ability to dispose of spent nuclear fuel, the disposal of which is subject to complex federal and state regulatory constraints. These risks also include the cost of and Dominion's ability to maintain adequate reserves for decommissioning, costs of replacement power, costs of plant maintenance and exposure to potential liabilities arising out of the operation of these facilities. Dominion maintains decommissioning trusts and external insurance coverage to manage the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage.

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

In addition, Dominion uses financial derivatives to hedge future sales of its gas and oil production. These hedge arrangements generally include margin requirements that require Dominion to deposit funds or post letters of credit with counterparties to cover the fair value of covered contracts in excess of agreed upon credit limits. When commodity prices rise to levels substantially higher than the levels where it has hedged future sales, Dominion may be required to use a material portion of its available liquidity to cover these margin requirements. In some circumstances, this could have a compounding effect on Dominion's financial liquidity and results.

For additional information concerning derivatives and commodity-based trading contracts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Sensitive Instruments and Risk Management" and Notes 2 and 8 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

Dominion is exposed to market risks beyond its control in its Clearinghouse operations, which could adversely affect its results of operations and future growth. Dominion's Clearinghouse operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have exited or curtailed their participation in the energy trading markets. This has led to a reduction in the number of trading partners and lower industry trading revenues. Declining creditworthiness of some of Dominion's trading counterparties may limit the level of its trading activities with these parties and increase the risk that these parties may not perform under a contract.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion's exploration and production business is dependent on factors that cannot be predicted or controlled and that could damage facilities, disrupt production or reduce the book value of its assets. Factors that may affect Dominion's financial results include weather that damages or causes the shutdown of its gas and oil producing facilities, fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities and Dominion's ability to acquire additional land positions in competitive lease areas, as well as inherent operational risks that could disrupt production.

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

Changing rating agency requirements could negatively affect Dominion's growth and business strategy. As of March 31, 2005, Dominion's senior unsecured debt is rated BBB+, negative outlook, by Standard & Poor's and Baa1, stable outlook, by Moody's. Both agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings per share. A reduction in Dominion's credit ratings or the credit ratings of its Virginia Power and CNG subsidiaries by either Standard & Poor's or Moody's could increase Dominion's borrowing costs and adversely affect operating results and could require it to post additional margin in connection with some of its trading and marketing activities.

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

Failure to retain and attract key executive officers and other skilled professional and technical employees could have an adverse effect on the operations of Dominion. Implementation of Dominion's growth strategy is dependent on its ability to recruit, retain and motivate employees. Competition for skilled employees in some areas is high and the inability to retain and attract these employees could adversely affect Dominion's business and future financial condition.

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

Market Rate Sensitive Instruments and Risk Management

Dominion's financial instruments, commodity contracts and related derivative financial instruments are exposed to potential losses due to adverse changes in interest rates, equity security prices, foreign currency exchange rates and commodity prices. Interest rate risk generally is related to Dominion's outstanding debt. Commodity price risk is present in Dominion's electric operations, gas and oil production and procurement operations, and energy marketing and trading operations due to the exposure to market shifts in prices received and paid for natural gas, electricity and other commodities. Dominion uses derivative commodity contracts to manage price risk exposures for these operations. In addition, Dominion is exposed to equity price risk through various portfolios of equity securities.

As discussed in Note 21 to the Consolidated Financial Statements, Dominion performed an evaluation of its Clearinghouse trading and marketing operations, which resulted in a decision to exit certain trading activities and instead focus on the optimization of company assets. In connection with the reorganization, certain commodity derivative contracts previously designated as held for trading purposes are now held for non-trading purposes.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices, interest rates and foreign currency exchange rates.

Commodity Price Risk-Trading Activities

As part of its strategy to market energy and to manage related risks, Dominion manages a portfolio of commodity-based derivative instruments held for trading purposes. These contracts are sensitive to changes in the prices of natural gas, electricity and certain other commodities. Dominion uses established policies and procedures to manage the risks associated with these price fluctuations and uses derivative instruments, such as futures, forwards, swaps and options, to mitigate risk by creating offsetting market positions. A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $16 million and $23 million in the fair value of Dominion's commodity-based financial derivative instruments held for trading purposes as of March 31, 2005 and December 31, 2004, respectively.

Commodity Price Risk-Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas, electricity and certain other commodities by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of Dominion's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10% unfavorable change in market prices of Dominion's non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $543 million and $576 million as of March 31, 2005 and December 31, 2004, respectively.

The impact of a change in energy commodity prices on Dominion's non-trading derivative commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from derivative commodity instruments used for hedging purposes, to the extent realized, are substantially offset by recognition of the hedged transaction, such as revenue from sales.

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

(Continued)

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at both March 31, 2005 and December 31, 2004, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $10 million.

In addition, Dominion, through subsidiaries, retains ownership of mortgage investments, including subordinated bonds and interest-only residual assets retained from securitizations of mortgage loans originated and purchased in prior years. Note 26 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004 discusses the impact of changes in value of these investments.

Foreign Currency Exchange Risk

Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its Consolidated Financial Statements. Dominion's management monitors this exposure and believes it is not material. In addition, Dominion manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, Dominion's exposure to foreign currency risk is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $12 million and $13 million in the fair value of currency forward contracts held by Dominion at March 31, 2005 and December 31, 2004, respectively.

Investment Price Risk

Dominion is subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. Dominion recognized a net realized gain (net of investment income) on nuclear decommissioning trust investments of $15 million for the three months ended March 31, 2005 and a net realized gain (net of investment income) on nuclear decommissioning trust investments of $51 million for the year ended December 31, 2004. Dominion recorded, in AOCI, net unrealized losses on decommissioning trust investments of $52 million for the three months ended March 31, 2005 and net unrealized gains on decommissioning trust investments of $84 million for the year ended December 31, 2004.

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

On December 31, 2003, Dominion adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its Consolidated Financial Statements those SPEs described in Note 3 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004. The Consolidated Balance Sheet as of March 31, 2005 reflects $614 million of net property, plant and equipment and deferred charges and $688 million of related debt attributable to the SPEs. As these SPEs are owned by unrelated parties, Dominion does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at these entities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides certain information with respect to Dominion's purchases of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Program
1/1/05-1/31/05	1,046	$68.47	N/A	N/A
2/1/05-2/28/05	5,248	$71.78	N/A	N/A
3/1/05-3/31/05	3,300,534	$74.13	3,300,000	21,700,000 shares/ $1.76 billion
Total	3,306,828	$74.12	3,300,000	21,700,000 shares/ $1.76 billion

(1) Amounts include registered shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Issuance of Unregistered Securities

On February 24, 2005, Dominion issued 116 shares of common stock to a former employee as a deferred payment under a 1985 performance achievement plan. These shares were not registered under the Securities Act of 1933 (Securities Act). The issuance of this stock did not involve a public offering, and is therefore exempt from registration under Section 4(2) of the Securities Act.

DOMINION RESOURCES, INC.
PART II. OTHER INFORMATION
(continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dominion's Annual Shareholders Meeting was held on April 22, 2005. Results of items presented for voting are listed below.

Election of Directors

Directors were elected to the Board of Directors for a one-year term or until next year's annual meeting.

Nominee	Votes For	Votes Withheld
Peter W. Brown	291,789,862	4,718,325
Ronald J. Calise	293,206,387	3,301,800
Thos. E. Capps	291,550,248	4,957,939
George A. Davidson, Jr.	292,630,902	3,877,285
Thomas F. Farrell, II	291,865,583	4,642,604
John W. Harris	293,194,551	3,313,636
Robert S. Jepson, Jr.	292,000,386	4,507,801
Mark J. Kington	293,082,592	3,425,595
Benjamin J. Lambert, III	291,656,272	4,851,915
Richard L. Leatherwood	290,885,419	5,622,768
Margaret A. McKenna	292,970,835	3,537,352
Kenneth A. Randall	291,694,741	4,813,446
Frank S. Royal	285,445,480	11,062,707
S. Dallas Simmons	291,735,138	4,773,049
David A. Wollard	291,858,418	4,649,769

Dominion Resources, Inc. Non Employee Directors Compensation Plan (Directors Plan)

The Directors Plan was approved by shareholders as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
214,564,125	25,262,370	3,722,373	52,959,319

Dominion Resources, Inc. 2005 Incentive Compensation Plan (2005 Incentive Compensation Plan)

The 2005 Incentive Compensation Plan was approved by shareholders as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
221,944,229	17,908,563	3,696,076	52,959,319

Appointment Of Auditors

The appointment of Deloitte & Touche LLP as Dominion's independent auditors for 2005 was ratified by shareholders as follows:

Votes For	Votes Against	Votes Abstained
290,828,557	3,416,901	2,262,729

DOMINION RESOURCES, INC.
PART II. OTHER INFORMATION
(continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

Shareholder Proposal

Shareholders did not approve a proposal requesting a committee of independent directors of Dominion's Board to assess and report to shareholders how Dominion is responding to reduce carbon dioxide and other emissions. The vote was as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
18,581,770	206,409,561	18,557,537	52,959,319

In addition, Dominion was notified that a proposal relating to electric generating capacity would be presented at the Annual Meeting. The proposal was presented and received 21 votes for and 296,499,000 votes against.

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

10.1

Forward Sale Agreement, dated September 7, 2004, between Dominion and Merrill Lynch International (Exhibit 10, Form 8-K filed September 10, 2004, File No. 1-8489, incorporated by reference) as amended April 4, 2005 (filed herewith).

10.2	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-8489, incorporated by reference).
10.3	Supplemental Retirement Agreement between Dominion and James L. Sanderlin (Exhibit 10.2, Form 8-K filed April 26, 2005, File No. 1-8489, incorporated by reference).
10.4	Dominion Resources, Inc. 2005 Incentive Compensation Plan (Exhibit 10, Form 8-K filed March 3, 2004, File No. 1-8489, incorporated by reference).
12	Ratio of earnings to fixed charges (filed herewith).
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

DOMINION RESOURCES, INC.
PART II. OTHER INFORMATION
(continued)

ITEM 6. EXHIBITS (continued)
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

DOMINION RESOURCES, INC. Registrant

May 4, 2005	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)