Form 10-Q
period 2005-06-30
DOMINION RESOURCES INC /VA/
filed 2005-08-03
CIK 715957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

At June 30, 2005, the latest practicable date for determination, 340,791,857 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions, except per share amounts)
Operating Revenue	$3,637	$3,040	$8,369	$6,919

Operating Expenses
Electric fuel and energy purchases, net	943	575	1,784	1,093
Purchased electric capacity	122	146	256	298
Purchased gas, net	553	525	1,775	1,622
Liquids, pipeline capacity and other purchases	325	220	662	390
Other operations and maintenance	506	553	1,320	1,134
Depreciation, depletion and amortization	349	319	695	636
Other taxes	134	122	299	276
Total operating expenses	2,932	2,460	6,791	5,449

Income from operations	705	580	1,578	1,470

Other income	32	44	83	99
Interest and related charges:
Interest expense	199	200	416	407
Interest expense - junior subordinated notes payable to affiliated trusts	26	26	52	55
Subsidiary preferred dividends	4	4	8	8
Total interest and related charges	229	230	476	470

Income before income taxes	508	394	1,185	1,099
Income tax expense	176	136	424	396
Income from continuing operations	332	258	761	703
Loss from discontinued operations (1)	--	(7)	--	(15)

Net income	$ 332	$ 251	$ 761	$ 688

Earnings Per Common Share - Basic
Income from continuing operations	$0.98	$0.79	$2.24	$2.16
Loss from discontinued operations	--	(0.03)	--	(0.05)
Net income	$0.98	$0.76	$2.24	$2.11

Earnings Per Common Share - Diluted
Income from continuing operations	$0.97	$0.79	$2.23	$2.15
Loss from discontinued operations	--	(0.03)	--	(0.05)
Net income	$0.97	$0.76	$2.23	$2.10

Dividends paid per common share	$0.670	$0.645	$1.34	$1.29

____________
(1) Net of income tax benefit of $4 million for the three and six months ended June 30, 2004.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2005	December 31, 2004(1)
	(millions)
Current Assets
Cash and cash equivalents	$ 44	$ 361
Customer accounts receivable (net of allowance of $43 in 2005 and 2004)	2,286	2,585
Other accounts receivable	310	320
Inventories	871	893
Derivative assets	2,149	1,713
Deferred income taxes	769	594
Other	920	628
Total current assets	7,349	7,094

Investments
Available for sale securities	319	335
Nuclear decommissioning trust funds	2,023	2,023
Other	786	810
Total investments	3,128	3,168

Property, Plant and Equipment
Property, plant and equipment	40,541	38,663
Accumulated depreciation, depletion and amortization	(12,543)	(11,947)
Total property, plant and equipment, net	27,998	26,716

Deferred Charges and Other Assets
Goodwill, net	4,298	4,298
Regulatory assets	757	788
Prepaid pension cost	1,932	1,947
Derivative assets	1,063	705
Other	970	702
Total deferred charges and other assets	9,020	8,440

Total assets	$47,495	$45,418

____________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2005	December 31, 2004(1)
	(millions)
Current Liabilities
Securities due within one year	$ 1,518	$ 1,368
Short-term debt	1,282	573
Accounts payable, trade	1,841	1,956
Accrued interest, payroll and taxes	593	578
Derivative liabilities	3,750	2,858
Other	859	695
Total current liabilities	9,843	8,028

Long-Term Debt
Long-term debt	13,698	14,078
Junior subordinated notes payable to affiliated trusts	1,441	1,429
Total long-term debt	15,139	15,507

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,233	5,499
Asset retirement obligations	1,727	1,705
Derivative liabilities	2,775	1,583
Regulatory liabilities	633	610
Other	1,110	803
Total deferred credits and other liabilities	11,478	10,200

Total liabilities	36,460	33,735

Commitments and Contingencies (see Note 12)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders' Equity
Common stock - no par(2)	10,853	10,888
Other paid-in capital	110	92
Retained earnings	1,745	1,442
Accumulated other comprehensive loss	(1,930)	(996)
Total common shareholders' equity	10,778	11,426

Total liabilities and shareholders' equity	$47,495	$45,418

____________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.
(2) 500 million shares authorized; 341 million shares outstanding at June 30, 2005 and 340 million shares outstanding at December 31, 2004.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2005	2004
	(millions)
Operating Activities
Net income	$ 761	$ 688
Adjustments to reconcile net income to net cash from operating activities:
DCI impairment losses	15	38
Net unrealized loss (gain) on energy-related derivatives	60	(94)
Depreciation, depletion and amortization	751	699
Deferred income taxes and investment tax credits, net	115	352
Other adjustments to income, net	(135)	4
Changes in:
Accounts receivable	171	56
Inventories	69	143
Deferred fuel and purchased gas costs, net	114	45
Prepayments	44	(151)
Accounts payable, trade	(164)	(153)
Accrued interest, payroll and taxes	33	(79)
Deferred revenues	(163)	(80)
Margin deposit assets and liabilities	(323)	(33)
Other operating assets and liabilities	22	101
Net cash provided by operating activities	1,370	1,536

Investing Activities
Plant construction and other property additions	(774)	(588)
Additions to gas and oil properties, including acquisitions	(812)	(612)
Proceeds from sale of gas and oil properties	580	413
Acquisition of business	(642)	--
Proceeds from sale of loans and securities	422	246
Purchases of securities	(451)	(266)
Advances to lessor for project under construction	--	(81)
Reimbursement from lessor for project under construction	--	564
Other	122	93
Net cash used in investing activities	(1,555)	(231)

Financing Activities
Issuance (repayment) of short-term debt, net	709	(836)
Issuance of long-term debt	600	300
Repayment of long-term debt	(915)	(620)
Issuance of common stock	245	233
Repurchase of common stock	(276)	--
Common dividend payments	(458)	(422)
Other	(37)	(3)
Net cash used in financing activities	(132)	(1,348)

Decrease in cash and cash equivalents	(317)	(43)
Cash and cash equivalents at beginning of period	361	126
Cash and cash equivalents at end of period	$ 44	$ 83

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest and related charges, excluding capitalized amounts	$497	$468
Income taxes	125	(33)
Noncash transactions from investing and financing activities:
Assumption of debt related to acquisition of non-utility generating facility	$62	--

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

Virginia Power is a regulated public utility that generates, transmits and distributes electricity within an area of approximately 30,000-square-miles in Virginia and northeastern North Carolina. Virginia Power serves approximately 2.3 million retail customer accounts, including governmental agencies and wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power has trading relationships beyond the geographic limits of its retail service territory and buys and sells natural gas, electricity and other energy-related commodities. On May 1, 2005, Virginia Power became a member of PJM Interconnection, LLC (PJM), a regional transmission organization (RTO). As a result, Virginia Power transferred functional control of its electric transmission facilities to PJM and integrated its control area into the PJM energy markets.

CNG operates in all phases of the natural gas business, explores for and produces gas and oil and provides a variety of energy marketing services. Its regulated gas distribution subsidiaries serve approximately 1.7 million residential, commercial and industrial gas sales and transportation customer accounts in Ohio, Pennsylvania and West Virginia and its nonregulated retail energy marketing businesses serve approximately 1.1 million residential and commercial customer accounts in the Northeast, Mid-Atlantic and Midwest. CNG operates an interstate gas transmission pipeline and underground natural gas storage system in the Northeast, Mid-Atlantic and Midwest and a liquefied natural gas (LNG) import and storage facility in Maryland. Its producer services operations involve the aggregation of natural gas supply and related wholesale activities. CNG's exploration and production operations are located in several major gas and oil producing basins in the United States, both onshore and offshore.

DEI is involved in merchant generation, energy trading and marketing and natural gas and oil exploration and production.

Dominion has substantially exited the core operating businesses of Dominion Capital, Inc. (DCI) as required by the Securities and Exchange Commission (SEC) under the 1935 Act. Currently, Dominion is required to divest substantially all remaining DCI holdings by January 2006, however Dominion is seeking an extension of this deadline from the SEC. DCI's primary business was financial services, including loan administration, commercial lending and residential mortgage lending.

Dominion manages its daily operations through four primary operating segments: Dominion Delivery, Dominion Energy, Dominion Generation and Dominion Exploration & Production (E&P). In addition, Dominion reports a Corporate and Other segment that includes Dominion's corporate, service company and other operations (including unallocated debt), corporate-wide enterprise commodity risk management and optimization services, DCI and the net impact of Dominion's discontinued telecommunications operations that were sold in May 2004. Assets remain wholly owned by its legal subsidiaries.

The term "Dominion" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Dominion Resources, Inc., one of Dominion Resources, Inc.'s consolidated subsidiaries or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries.

Note 2.    Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004.

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

The accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Dominion and all majority-owned subsidiaries and those variable interest entities (VIEs) where Dominion has been determined to be the primary beneficiary.

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

Certain amounts in the 2004 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income.

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

Under the primary guidance of Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, Dominion presents the sales and purchases related to its crude oil buy/sell arrangements on a gross basis in its Consolidated Statements of Income. The EITF is currently discussing Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which specifically focuses on purchase and sale transactions made pursuant to crude oil buy/sell arrangements. The EITF has issued for comment a draft abstract that would require these transactions to be presented on a net basis in the Consolidated Statements of Income. While resolution of this issue may affect the income statement presentation of these revenues and expenses, there would be no impact on Dominion's results of operations or cash flows. Amounts currently shown on a gross basis in Dominion's Consolidated Statements of Income that could be impacted by further EITF deliberations in this area are summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)
Sale activity included in operating revenue	$83	$61	$176	$107

Purchase activity included in operating expenses(1)	79	55	168	97

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-based Compensation

The following table illustrates the pro forma effect on net income and earnings per share (EPS) if Dominion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions, except EPS)
Net income, as reported	$332	$251	$761	$688
Add: actual stock-based compensation expense, net of tax	3	2	6	4
Deduct: pro forma stock-based compensation expense, net of tax	(4)	(5)	(7)	(10)
Net income, pro forma	$331	$248	$760	$682

Basic EPS - as reported	$0.98	$0.76	$2.24	$2.11
Basic EPS - pro forma	$0.98	$0.76	$2.24	$2.09

Diluted EPS - as reported	$0.97	$0.76	$2.23	$2.10
Diluted EPS - pro forma	$0.97	$0.76	$2.22	$2.08

Note 3.     Recently Issued Accounting Standards

FIN 47

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Uncertainty about the timing and/or method of settlement is required to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Dominion is currently evaluating the impact that FIN 47 may have on its results of operations and financial condition.

SFAS No. 123R and SAB 107

SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, SFAS No. 123R clarifies the timing of expense recognition for share-based awards with terms that accelerate vesting upon retirement.

Dominion's restricted stock awards contain terms that accelerate vesting upon retirement. Under current practice, compensation cost for these awards is recognized over the stated vesting term unless vesting is actually accelerated by retirement. Upon adoption of SFAS No. 123R, Dominion will continue to recognize compensation cost over the stated vesting term for existing restricted stock awards, but will be required to recognize compensation cost over the shorter of the stated vesting term or period from the date of grant to the date of retirement eligibility for newly issued or modified restricted stock awards. At June 30, 2005, unrecognized compensation cost for restricted stock awards held by retirement eligible employees totaled $25 million.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion must adopt SFAS No. 123R on January 1, 2006 for its outstanding unvested awards as well as for awards granted, modified, repurchased or cancelled on or after that date. Compensation expense expected to be recognized for unvested stock options outstanding at adoption is not expected to be material.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff's views regarding the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. Dominion will apply the additional guidance provided by SAB 107 upon implementation of SFAS No. 123R.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Dominion will apply the provisions of SFAS No. 154 beginning January 1, 2006.

EITF 04-5

In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified and is effective for general partners in all other limited partnerships beginning January 1, 2006. Dominion is currently evaluating existing relationships to determine the impact that EITF 04-5 may have on its results of operations and financial condition.

Note 4.     Acquisition of Kewaunee Power Station

In July 2005, Dominion completed the acquisition of the 568-megawatt Kewaunee nuclear power station (Kewaunee), located in northeastern Wisconsin, from Wisconsin Public Service Corporation, a subsidiary of WPS Resources Corporation (WPS), and Wisconsin Power and Light Company (WP&L), a subsidiary of Alliant Energy Corporation for approximately $192 million in cash. Dominion will sell 100% of the facility's output to WPS (59%) and WP&L (41%) under two power purchase agreements that will expire in 2013. Kewaunee will be included in the Dominion Generation operating segment.

Note 5.     Operating Revenue

Dominion's operating revenue consists of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating Revenue	(millions)
Regulated electric sales	$1,245	$1,267	$2,567	$2,556
Regulated gas sales	217	183	995	843
Nonregulated electric sales	541	263	1,255	602
Nonregulated gas sales	475	439	1,220	1,103
Gas transportation and storage	181	162	456	428
Gas and oil production	407	399	818	781
Other	571	327	1,058	606
Total operating revenue	$3,637	$3,040	$8,369	$6,919

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted EPS:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions, except EPS)
Income from continuing operations	$332	$258	$761	$703
Loss from discontinued operations	--	(7)	--	(15)
Net income	$332	$251	$761	$688

Basic EPS
Average shares of common stock outstanding - basic	339.7	327.0	340.0	326.0
Income from continuing operations	$0.98	$0.79	$2.24	$2.16
Loss from discontinued operations	--	(0.03)	--	(0.05)
Net income	$0.98	$0.76	$2.24	$2.11

Diluted EPS
Average shares of common stock outstanding	339.7	327.0	340.0	326.0
Net effect of potentially dilutive securities(1)	2.3	1.4	2.1	1.5
Average shares of common stock outstanding - diluted	342.0	328.4	342.1	327.5
Income from continuing operations	$0.97	$0.79	$2.23	$2.15
Loss from discontinued operations	--	(0.03)	--	(0.05)
Net income	$0.97	$0.76	$2.23	$2.10

_________________
(1) Potentially dilutive securities consist of options, restricted stock, equity-linked securities, contingently convertible senior notes and shares issuable under a forward equity sale agreement.

Potentially dilutive securities with the right to purchase approximately 3.0 million and 3.7 million common shares for the three months ended June 30, 2005 and 2004, respectively, and 2.2 million and 3.7 million common shares for the six months ended June 30, 2005 and 2004, respectively, were not included in the respective period's calculation of diluted EPS because the exercise and purchase prices included in those instruments were greater than the average market price of the common shares.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7.     Comprehensive Income

The following table presents total comprehensive income (loss):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)
Net income	$332	$251	$761	$688
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings(1)	(27)	(98)	(915)	(434)
Other(2)	18	(64)	(19)	(44)
Other comprehensive loss	(9)	(162)	(934)	(478)
Total comprehensive income (loss)	$323	$ 89	$(173)	$210

________________
(1) Primarily due to unfavorable changes in the fair value of certain commodity derivatives resulting from an increase in commodity prices. The increase in commodity prices resulted in an increase in the net derivative liability reported in Dominion's Consolidated Balance Sheet as of June 30, 2005.
(2) Primarily reflects the impact of both unrealized gains and losses on investments held in decommissioning trusts and foreign currency translation adjustments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:	(millions)
Fair value hedges	$ 1	$1	$ 5	$4
Cash flow hedges (1)	(15)	4	(21)	2
Net ineffectiveness	$(14)	$5	$(16)	$6

Portion of gains (losses) on hedging instruments excluded from measurement of effectiveness and included in net income:
Fair value hedges (2)	$ 1	$(3)	$1	$(3)
Cash flow hedges (3)	(2)	40	(2)	76
Total	$(1)	$37	$(1)	$73

__________________
(1) Represents an increase in hedge ineffectiveness expense primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivatives held by exploration and production operations and the delivery location and commodity specifications of Dominion's forecasted gas and oil sales.
(2) Amounts relate to changes in the difference between spot prices and forward prices.
(3) Amounts relate to changes in options' time value.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheet at June 30, 2005:
	AOCI After-Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months, After-Tax	Maximum Term
	(millions)
Commodities:
Gas	$(1,117)	$ (562)	63 months
Oil	(616)	(289)	42 months
Electricity	(365)	(187)	42 months
Interest rate	(27)	--	252 months
Foreign currency	29	8	29 months
Total	$(2,096)	$(1,030)

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

As a result of a delay in reaching anticipated production levels in the Gulf of Mexico, Dominion discontinued hedge accounting for certain cash flow hedges related to forecasted oil production effective March 1, 2005. In connection with the discontinuance of hedge accounting for these contracts, Dominion reclassified $30 million ($19 million after-tax) of losses from AOCI to earnings in March 2005. Through June 30, 2005, Dominion has recognized additional losses of $17 million ($11 million after-tax) due to subsequent changes in the fair value of these contracts. These amounts were reported in other operations and maintenance expense in the Consolidated Statements of Income.

Note 9.     Ceiling Test

Dominion follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves, assuming period-end hedge-adjusted prices. Approximately 13% of Dominion's anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of June 30, 2005.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10.     Variable Interest Entities

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

Dominion has since determined that its interest in two of the potential VIEs is not significant. In addition, in May 2005, Dominion paid $215 million to divest its interest in a long-term power tolling contract with a 551-megawatt combined cycle facility located in Batesville, Mississippi, which was considered to be a potential VIE. Dominion decided to divest its interest in the long-term power tolling contract in connection with its reconsideration of the scope of certain activities of the Dominion Clearinghouse (Clearinghouse), including those conducted on behalf of Dominion's business segments, and its ongoing strategy to focus on business activities within the Mid-America Interconnected Network (MAIN) to Maine region. Dominion paid $8 million and $12 million for electric generation capacity and $9 million and $8 million for electric energy under these three agreements in the three months ended June 30, 2005 and 2004, respectively, and $21 million and $25 million for electric generation capacity and $20 million and $18 million for electric energy under these three agreements in the six months ended June 30, 2005 and 2004, respectively.

As of June 30, 2005, no further information has been received from the three remaining potential VIEs. Dominion will continue its efforts to obtain information and will complete an evaluation of its relationship with each of these potential VIEs, if sufficient information is ultimately obtained. Dominion has remaining purchase commitments with these three potential VIE supplier entities of $2.1 billion at June 30, 2005. Dominion paid $56 million and $59 million for electric generation capacity and $43 million and $44 million for electric energy to these entities in the three months ended June 30, 2005 and 2004, respectively, and $122 million and $124 million for electric generation capacity and $100 million and $99 million for electric energy to these entities in the six months ended June 30, 2005 and 2004, respectively.

During the first and second quarters of 2005, Dominion entered into three long-term contracts with unrelated limited liability corporations (LLCs) to purchase synthetic fuel produced from coal. Certain variable pricing terms in the contracts protect the equity holders from expected losses, and therefore, the LLCs were determined to be VIEs. Dominion's only obligation under the contractual arrangement is to purchase the synthetic fuel that the LLCs produce. After completing its FIN 46R analysis, Dominion concluded that although its interests in the contracts, as a result of their pricing terms, represent significant variable interests in the LLCs, Dominion is not the primary beneficiary. Dominion paid $43 million and $63 million to the LLCs for coal and synthetic fuel produced from coal in the three months and six months ended June 30, 2005, respectively. Dominion is not subject to any risk of loss from the contractual arrangements, as the only obligation to the VIEs is to purchase the synthetic fuel that the VIEs produce according to the terms of the applicable purchase contracts.

In accordance with FIN 46R, Dominion consolidates certain variable interest lessor entities through which Dominion has financed and leased several power generation projects, as well as its corporate headquarters and aircraft. Dominion's Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 reflect net property, plant and equipment of $956 million and $963 million, respectively, and $1.1 billion of debt related to these entities. The debt is nonrecourse to Dominion and is secured by the entities' property, plant and equipment.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11.     Significant Financing Transactions

Credit Facilities and Short-Term Debt

Dominion, Virginia Power and CNG (collectively the Dominion Companies) use short-term debt, primarily commercial paper, to fund working capital requirements, as a bridge to long-term debt financing and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, the Dominion Companies utilize cash and letters of credit to fund collateral requirements under their commodities hedging program. Collateral requirements are impacted by commodity prices, hedging levels and the credit quality of the Dominion Companies and their counterparties. In May 2005, Dominion entered into a $2.5 billion five-year revolving credit facility that replaced its $1.5 billion three-year facility dated May 2004 and its $750 million three-year facility dated May 2002. At June 30, 2005, the Dominion Companies had committed lines of credit totaling $4.0 billion. Although there were no loans outstanding, these lines of credit support commercial paper borrowings and letter of credit issuances. At June 30, 2005, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:
	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
Five-year revolving credit facility(1)	$2,500	$1,268	$ 493	$ 739
Three-year CNG credit facility(2)	1,500	--	941	559
Totals	$4,000	$1,268	$1,434	$1,298

__________________________
(1) The $2.5 billion five-year revolving credit facility was entered into in May 2005 and terminates in May 2010. This credit facility can also be used to support up to $1.25 billion of letters of credit.
(2) The $1.5 billion three-year credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was entered into in August 2004 and terminates in August 2007. CNG expects to replace this facility with a five-year $1.75 billion facility in the third quarter of 2005.

In addition to the facilities above, in June and August of 2004, CNG entered into two $100 million letter of credit agreements that terminate in June 2007 and August 2009, respectively. Additionally, in October 2004, CNG entered into three letter of credit agreements totaling $700 million that were scheduled to terminate in April 2005. Due to recent volatility in commodity prices and the related impact on collateral requirements, Dominion extended these agreements to October 2005. These five agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by CNG in its risk management strategies for gas and oil production. At June 30, 2005, outstanding letters of credit under these agreements totaled $900 million.

Long-Term Debt

During the six months ended June 30, 2005, Dominion Resources, Inc. issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$300	4.75%	2010	Dominion Resources, Inc.
Senior notes	300	5.95%	2035	Dominion Resources, Inc.
Total	$600

In February 2005, in connection with the acquisition of a non-utility generating facility from Panda-Rosemary LP (Rosemary), Virginia Power assumed $62 million of Rosemary's 8.625% senior notes that mature in 2016. In addition, in February and April of 2005, Virginia Power issued $2 million and $6 million, respectively, of 7.25% promissory notes, which mature in 2025 and 2032, respectively, in exchange for electric distribution facilities at certain military bases in connection with their privatization.

In July 2005, Dominion Resources, Inc. issued $500 million of 5.15% senior notes that mature in 2015 and $200 million of 5.95% senior notes that mature in 2035. The proceeds were used to repay maturing debt.

Dominion Resources, Inc. and its subsidiaries repaid $915 million of long-term debt during the six months ended June 30, 2005.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Convertible Securities

As discussed in Note 17 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, $220 million of outstanding contingent convertible senior notes are convertible by holders into a combination of cash and shares of Dominion's common stock under certain circumstances. At June 30, 2005, since none of the conditions had been met, these senior notes are not yet subject to conversion. In 2004 and 2005, Dominion entered into exchange transactions with respect to these contingent convertible senior notes in contemplation of EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Dominion exchanged the outstanding notes for new notes with a conversion feature that requires that the principal amount of each note be repaid in cash. The notes are valued at a conversion rate of 13.5865 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $73.60. Amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases.

The new notes have been included in the diluted EPS calculation using the method described in EITF 04-8. Under this method, the number of shares included in the denominator of the diluted EPS calculation is calculated as the net shares issuable for the reporting period based upon the average market price for the period. This resulted in a minor increase to the average shares outstanding used in the calculation of Dominion's diluted EPS since the conversion price of $73.60 included in the notes was lower than the average market price of Dominion's common stock over this period.

Issuance of Common Stock

In the six months ended June 30, 2005, Dominion received proceeds of $245 million for 4.2 million shares issued through Dominion Direct® (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options. In February 2005, Dominion Direct® and the Dominion employee savings plans began purchasing Dominion common stock on the open market with the proceeds received through these two programs, rather than having additional new common shares issued.

Repurchases of Common Stock

In February 2005, Dominion was authorized by its Board of Directors to repurchase up to the lesser of 25 million shares or $2.0 billion of Dominion's outstanding common stock. In the six months ended June 30, 2005, Dominion repurchased 3.7 million shares for approximately $276 million.

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

As a result of an extension agreement entered into in April 2005, the remaining 5 million shares of the second tranche must be settled by August 26, 2005. If gross share settlement were elected for the remainder of the second tranche at its maturity date, Dominion would receive aggregate proceeds of approximately $321 million and would deliver 5 million shares of its common stock. In the event any or all of the proceeds are not needed, Dominion has the option to either cash settle or net share settle the remainder of the second tranche of the forward agreement in whole, or in part, and may elect settlement earlier than the stated maturity date. If Dominion elects to cash or net share settle any portion of the remainder of the second tranche, the payment is based on the difference between Dominion's share price and the applicable forward sale price for the second tranche, multiplied by the number of shares being settled.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

If, at June 30, 2005, Dominion had elected a cash settlement of the 5 million shares remaining in the second tranche, Dominion would have owed MLI $49.5 million, which would have been recorded as a reduction to common stock in Dominion's Consolidated Balance Sheet. If, at the time of cash settlement, Dominion's current share price were lower than the forward sale price, Dominion would receive a payment from MLI. For every dollar increase (decrease) in the value of Dominion's stock, the value of the settlement of the shares remaining in the second tranche from MLI's perspective would increase (decrease) by $5 million.

Note 12.     Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 22 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, or Note 16 to the Consolidated Financial Statements in Dominion's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, nor have any significant new matters arisen during the three months ended June 30, 2005.

Income Taxes

As a matter of course, Dominion is regularly audited by federal and state tax authorities. Dominion establishes liabilities for probable tax-related contingencies in accordance with SFAS No. 5, Accounting for Contingent Liabilities, and reviews them in light of changing facts and circumstances. Although the results of these audits are uncertain, Dominion believes that the ultimate outcome will not have a material adverse effect on Dominion's financial position. At June 30, 2005 and December 31, 2004, Dominion's Consolidated Balance Sheets reflect $86 million and $54 million, respectively, of tax-related contingent liabilities, including accrued interest.

Long-Term Power Tolling Contract

As discussed in Note 10, in May 2005 Dominion paid $215 million to divest its interest in a long-term power tolling contract with a 551-megawatt combined cycle facility located in Batesville, Mississippi. This transaction is expected to reduce capacity payments by $23 million in 2005 and $38 million annually thereafter.

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

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Guarantees

As of June 30, 2005, Dominion and its subsidiaries had issued $6.8 billion of guarantees, including: $3.7 billion to support commodity transactions of subsidiaries; $1.2 billion for subsidiary debt; $898 million related to a subsidiary leasing obligation for the Fairless Energy power station (Fairless); $486 million related to subsidiaries' nuclear obligations; $443 million for guarantees supporting other agreements of subsidiaries and $31 million for guarantees supporting third parties and equity method investees. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. While the majority of these guarantees do not have a termination date, Dominion may choose at any time to limit the applicability of such guarantees to future transactions. To the extent that a liability subject to a guarantee has been incurred by a consolidated subsidiary, that liability is included in Dominion's Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees on behalf of its subsidiaries in the Consolidated Financial Statements, unless it becomes probable that Dominion will have to perform under the guarantees. No such liabilities have been recognized as of June 30, 2005. Dominion believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Surety Bonds and Letters of Credit

As of June 30, 2005 Dominion had also purchased $67 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $2.4 billion. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties.

Note 13.      Credit Risk

As a diversified energy company, Dominion transacts with major companies in the energy industry and with commercial and residential energy consumers. As a result of its large and diverse customer base, Dominion is not exposed to a significant concentration of credit risk for receivables arising from utility electric and gas operations, including transmission services, and retail energy sales. Dominion's exposure to credit risk is concentrated primarily within its sales of gas and oil production and energy trading, marketing and commodity hedging activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy trading, marketing and hedging activities include trading of energy-related commodities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. At June 30, 2005, gross credit exposure related to these transactions totaled $1.09 billion, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, Dominion's credit exposure is reduced to $1.07 billion. Of this amount, investment grade counterparties represent 76% and no single counterparty exceeded 7%. As of June 30, 2005 and December 31, 2004, Dominion had margin deposit assets (reported in other current assets) of $486 million and $179 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $13 million and $28 million, respectively.

Note 14.     Discontinued Operations - Telecommunications Operations

The following table presents selected information related to Dominion's discontinued telecommunications operations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)
Operating Revenue	$--	$3	$--	$8

Loss before income taxes	--	(11)	--	(19)

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In May 2004, Dominion completed the sale of its discontinued telecommunications operations to Elantic Telecom, Inc. (ETI). In July 2004, ETI filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division. In April 2005, ETI's plan of reorganization to exit the Chapter 11 bankruptcy process was confirmed by the court. Dominion does not expect a material impact on its results of operations or financial position related to the bankruptcy. At June 30, 2005, Dominion had $8 million of remaining guarantees and other indemnification obligations related to its discontinued telecommunications operations.

Note 15.     Employee Benefit Plans

The following table illustrates the components of the provision for net periodic benefit cost for Dominion's pension and other postretirement benefit plans:
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Three Months Ended June 30,	(millions)
Service cost	$27	$24	$16	$17
Interest cost	51	48	21	20
Expected return on plan assets	(86)	(84)	(13)	(11)
Amortization of prior service cost (credit)	1	--	(1)	--
Amortization of transition obligation	--	--	1	3
Amortization of net loss	19	14	5	5
Net periodic benefit cost	$12	$ 2	$29	$34

Six Months Ended June 30,
Service cost	$56	$48	$32	$33
Interest cost	105	95	41	41
Expected return on plan assets	(179)	(168)	(26)	(22)
Amortization of prior service cost	2	1	(1)	--
Amortization of transition obligation	--	--	2	5
Amortization of net loss	40	28	10	10
Net periodic benefit cost	$ 24	$ 4	$58	$67

Employer Contributions

Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans during the first six months of 2005. Dominion expects to contribute at least $40 million to its other postretirement benefit plans during the remainder of 2005. Under its funding policies, Dominion evaluates pension and other postretirement benefit plan funding requirements annually, usually in the second half of the year after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, the amount of additional contributions to be made in 2005 will be determined at that time.

Note 16.     Operating Segments

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

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Dominion E&P includes Dominion's gas and oil exploration, development and production operations. Operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deepwater areas of the Gulf of Mexico, and Western Canada.

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

Six Months Ended June 30, 2005

  A charge related to the termination of a long-term power purchase agreement; and
  Charges related to Dominion's divestiture of its interest in a long-term power tolling contract in connection with its exit from certain energy trading activities.

Six Months Ended June 30, 2004

  A benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities; and

  A charge related to the settlement of a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Dominion Delivery	Dominion Energy	Dominion Generation	Dominion E&P	Corporate and Other	Adjs./ Elims.	Consolidated Total
Three Months Ended June 30,	(millions)
2005
Operating revenue - external customers	$707	$271	$1,670	$706	$10	$273	$3,637
Operating revenue - intersegment	10	277	35	46	142	(510)	--
Net income (loss)	73	64	54	189	(48)	--	332
2004
Operating revenue - external customers	$669	$395	$1,269	$520	$10	$177	$3,040
Operating revenue - intersegment	20	162	82	40	119	(423)	--
Net income (loss)	96	25	50	163	(83)	--	251

Six Months Ended June 30,
2005
Operating revenue - external customers	$2,238	$755	$3,536	$1,337	$8	$495	$8,369
Operating revenue - intersegment	28	504	91	89	291	(1,003)	--
Net income (loss)	257	163	199	301	(159)	--	761
2004
Operating revenue - external customers	$2,076	$1,021	$2,457	$986	$29	$350	$6,919
Operating revenue - intersegment	42	239	228	80	251	(840)	--
Net income (loss)	262	90	198	292	(154)	--	688

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2005, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004. The policies disclosed included the accounting for: derivative contracts at fair value; goodwill and long-lived asset impairment testing; asset retirement obligations; employee benefit plans; regulated operations; gas and oil operations; and income taxes.

Other

As discussed in Note 2 to the Consolidated Financial Statements, Dominion enters into buy/sell and related agreements as a means to reposition its offshore Gulf of Mexico crude oil production to more liquid marketing locations onshore. Under the primary guidance of EITF Issue No. 99-19, Dominion presents the sales and purchases related to its crude oil buy/sell arrangements on a gross basis in its Consolidated Statements of Income. The EITF is currently discussing Issue No. 04-13, which specifically focuses on purchase and sale transactions made pursuant to crude oil buy/sell arrangements. The EITF has issued for comment a draft abstract that would require these transactions to be presented on a net basis in the Consolidated Statements of Income. While resolution of this issue may affect the income statement presentation of these revenues and expenses, there would be no impact on Dominion's results of operations or cash flows. The portion of Dominion's operating revenue related to buy/sell activity for the second quarter and year-to-date period ended June 30, 2005 was approximately 2.3% and 2.1%, respectively, as compared to 2.0% and 1.5%, respectively, for the second quarter and year-to-date period ended June 30, 2004. Reported production volumes are not impacted, as only the initial sale of Dominion's production is included in reported production volumes. It is estimated that for the second quarter and year-to-date period ended June 30, 2005, approximately 44% and 46%, respectively, of Dominion's oil production was marketed through the use of one or more crude oil buy/sell agreements.

Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in an intersegment profit or loss. Following is a summary of contributions by operating segments to net income for the second quarter and year-to-date period ended June 30, 2005 and 2004:
	Net Income		Diluted EPS
Second Quarter	2005	2004	2005	2004
	(millions, except per share amounts)

Dominion Delivery	$ 73	$ 96	$0.21	$0.29
Dominion Energy	64	25	0.19	0.08
Dominion Generation	54	50	0.16	0.15
Dominion E&P	189	163	0.55	0.50
Primary operating segments	380	334	1.11	1.02

Corporate and Other	(48)	(83)	(0.14)	(0.26)
Consolidated	$332	$251	$0.97	$0.76

Year-To-Date
Dominion Delivery	$257	$262	$0.75	$0.80
Dominion Energy	163	90	0.48	0.28
Dominion Generation	199	198	0.58	0.60
Dominion E&P	301	292	0.88	0.89
Primary operating segments	920	842	2.69	2.57

Corporate and Other	(159)	(154)	(0.46)	(0.47)
Consolidated	$761	$688	$2.23	$2.10

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Overview

Second Quarter 2005 vs. 2004

Dominion earned $0.97 per diluted share on net income of $332 million, an increase of $0.21 per diluted share and $81 million. The per share amount includes approximately $0.04 of share dilution, reflecting an increase in the average number of common shares outstanding.

The combined net income contribution of Dominion's primary operating segments increased $46 million primarily resulting from:

  A higher contribution from Dominion Energy primarily reflecting the impact of losses in the prior year related to certain energy trading activities that were exited in December 2004. Similar losses were not incurred in 2005;

  A higher contribution from Dominion E&P due to:

    The final settlement of business interruption insurance claims associated with Hurricane Ivan, an increase in revenue recognized in connection with deliveries under volumetric production payment (VPP) agreements, higher average realized prices for gas and oil and higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects; partially offset by

    The impact in the prior year of favorable changes in the fair value of certain oil options; and

    An increase in production costs and lower gas production reflecting the sale of mineral rights under VPP agreements and the sale of the majority of Dominion's natural gas and oil properties in British Columbia, Canada in December 2004.

  A lower contribution from Dominion Delivery due to:

    Unfavorable weather in the regulated electric service territory; and

    An increase in interest expense due to the combined impact of additional long-term affiliate borrowings and higher interest rates on affiliate borrowings.

Year-To-Date 2005 vs. 2004

Dominion earned $2.23 per diluted share on net income of $761 million; an increase of $0.13 per diluted share and $73 million. The per share amount includes approximately $0.10 of share dilution, reflecting an increase in the average number of common shares outstanding.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The combined net income contribution of Dominion's primary operating segments increased $78 million primarily resulting from:

  A higher contribution from Dominion Energy primarily reflecting the impact of losses in the prior year related to certain energy trading activities that were exited in December 2004. Similar losses were not incurred in 2005;

  A higher contribution from Dominion E&P due to:

    The recognition of business interruption insurance revenue associated with Hurricane Ivan, an increase in revenue recognized in connection with deliveries under VPP agreements, higher average realized prices for gas and oil and higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects; partially offset by

    Losses related to the discontinuance of hedge accounting for certain oil hedges primarily resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges;

    The impact in the prior year of favorable changes in the fair value of certain oil options; and

    An increase in production costs and lower gas production reflecting the sale of mineral rights under the VPP agreements and the sale of the majority of Dominion's natural gas and oil properties in British Columbia, Canada in December 2004.

The increased contribution by the operating segments in 2005 was partially offset by the impact of the following specific items recognized in 2005 and reported in the Corporate and Other segment:

  A $47 million after-tax charge resulting from the termination of a long-term power purchase agreement;

  A $10 million after-tax charge associated with the impairment of retained interests from mortgage securitizations and venture capital and other equity investments held by DCI; and

  $8 million of after-tax charges related to Dominion's divestiture of its interest in a long-term power tolling contract in connection with its exit from certain energy trading activities.

The consolidated results also include the impact of significant specific items recognized in 2004. These items were reported in the Corporate and Other segment, and included:

  $26 million of after-tax charges related to Dominion's investment in and planned divestiture of DCI assets;

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion's results of operations.

	Second Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Operating Revenue
Regulated electric sales	$ 1,245	$ 1,267	$ 2,567	$ 2,556
Regulated gas sales	217	183	995	843
Nonregulated electric sales	541	263	1,255	602
Nonregulated gas sales	475	439	1,220	1,103
Gas transportation and storage	181	162	456	428
Gas and oil production	407	399	818	781
Other	571	327	1,058	606

Operating Expenses
Electric fuel and energy purchases, net	943	575	1,784	1,093
Purchased electric capacity	122	146	256	298
Purchased gas, net	553	525	1,775	1,622
Liquids, pipeline capacity and other purchases	325	220	662	390
Other operations and maintenance	506	553	1,320	1,134
Depreciation, depletion and amortization	349	319	695	636
Other taxes	134	122	299	276

Other income	32	44	83	99
Interest and related charges	229	230	476	470
Income tax expense	176	136	424	396

An analysis of Dominion's results of operations for the second quarter and year-to-date period of 2005 compared to the second quarter and year-to-date period of 2004 follows:

Second Quarter 2005 vs. 2004

Operating Revenue

Regulated electric sales revenue decreased 2% to $1.2 billion, primarily reflecting:

  A $46 million decrease associated with milder weather; and

  A $17 million decrease primarily due to changes in customer usage; partially offset by

  A $28 million increase due to the impact of a comparatively higher fuel rate for non-Virginia jurisdictional customers. This increase was more than offset by an increase in Electric fuel and energy purchases, net expense; and

  A $15 million increase from customer growth associated with new customer connections.

Regulated gas sales revenue increased 19% to $217 million, largely resulting from a $34 million increase primarily related to the recovery of higher gas prices. The effect of this increase was largely offset by a comparable increase in Purchased gas, net expense.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Nonregulated electric sales revenue increased 106% to $541 million, primarily reflecting the combined effects of:

  A $208 million increase in revenue due to the Dominion New England power plants acquired in January 2005 and the commencement of commercial operations at Fairless in June 2004; and

  A $95 million increase from energy trading and marketing activities primarily related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005. These contracts were previously held for trading purposes as discussed in Note 16 to the Consolidated Financial Statements. The net impact of this change in classification was largely offset by similar changes in Other operations and maintenance expense and Electric fuel and energy purchases, net expense; partially offset by

  A $15 million decrease in revenue from nonregulated retail energy marketing operations, due to lower volumes ($38 million) reflecting a decrease in average customer accounts, partially offset by higher prices ($23 million).

Nonregulated gas sales revenue increased 8% to $475 million, predominantly due to:

  A $19 million increase in revenue from nonregulated retail energy marketing operations, primarily due to higher prices. This increase was largely offset by a corresponding increase in Purchased gas, net expense;

  A $15 million increase in revenue from sales of gas purchased by exploration and production operations to facilitate gas transportation and satisfy other agreements. This increase was largely offset by a corresponding increase in Purchased gas, net expense; and

  A $13 million increase in revenue from gas marketing activities due to the optimization of physical gas transportation capacity positions, partially offset by the effect of unfavorable price changes on unsettled contracts; partially offset by

  A $10 million decrease in revenue from gas aggregation activities, reflecting lower volumes ($56 million), partially offset by higher prices ($46 million).

Gas transportation and storage revenue increased 12% to $181 million, primarily reflecting a $20 million increase in revenue from gas transmission operations largely due to additions of pipeline and storage capacity.

Gas and oil production revenue increased 2% to $407 million, primarily as a result of:

  A $35 million increase largely due to an increase in volumes delivered under VPP transactions; and

  A $33 million increase in revenue from oil production, primarily reflecting higher volumes; partially offset by

  A $60 million decrease in revenue from gas production, reflecting lower volumes ($89 million) largely due to the sale of mineral rights under the VPP agreements and the sale of the majority of Dominion's natural gas and oil properties in British Columbia, Canada in December 2004, partially offset by higher average realized prices ($29 million).

Other revenue increased 75% to $571 million, largely due to:

  A $135 million increase due to the final settlement of business interruption insurance claims associated with Hurricane Ivan; and

  A $116 million increase in non-utility coal sales revenue resulting from higher coal prices and increased sales volumes.

The increase in other revenue related to coal sales was largely offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 64% to $943 million, primarily reflecting the combined effects of:

  A $251 million increase related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes as discussed in Nonregulated electric sales revenue;

  A $102 million increase due to the Dominion New England power plants acquired in January 2005; and

  A $23 million increase related to utility operations primarily resulting from higher commodity prices, partially offset by the impact of a charge incurred in the second quarter of 2004 due to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the write-off of previously deferred fuel costs incurred in the first quarter of 2004; partially offset by

  A $10 million decrease related to nonregulated retail energy marketing operations, due to lower volumes ($34 million) reflecting a decrease in average customer accounts, partially offset by higher prices ($24 million).

Purchased electric capacity expense decreased 16% to $122 million, as a result of the termination of four long-term power purchase agreements in connection with the purchase of the related generating facilities in 2004 and 2005.

Purchased gas, net expense increased 5% to $553 million, principally resulting from:

  A $32 million increase associated with regulated gas distribution operations discussed in Regulated gas sales revenue;

  A $19 million increase related to nonregulated retail energy marketing operations discussed in Nonregulated gas sales revenue; and

  A $13 million increase associated with exploration and production operations discussed in Nonregulated gas sales revenue; partially offset by

  A $35 million decrease related to gas aggregation activities reflecting lower volumes ($109 million), partially offset by higher prices ($74 million).

Liquids, pipeline capacity and other purchases expense increased 48% to $325 million, primarily reflecting a $106 million increase in the cost of coal purchased for resale discussed in Other revenue.

Other operations and maintenance expense decreased 8% to $506 million, resulting from:

  A $141 million decrease related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes as discussed in Nonregulated electric sales revenue;

  A $53 million gain resulting from the sale of excess emissions allowances; and

  A $32 million benefit related to financial transmission rights granted by PJM to Dominion as a load-serving entity to offset the congestion costs associated with PJM spot market activity, which is included in Electric fuel and energy purchases, net expense; partially offset by

  A $71 million increase due to the Dominion New England power plants acquired in January 2005 and the commencement of commercial operations at Fairless in June 2004;

  A $19 million increase related to higher wages, pension and medical benefits and incentive-based compensation;

  An $18 million increase in hedge ineffectiveness expense primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivatives held by exploration and production operations and the delivery location and commodity specifications of Dominion's forecasted gas and oil sales;

  A $9 million increase due to higher bad debt expense associated with gas distribution operations primarily reflecting the favorable impact in 2004 of a reduction in reserves;

  An $8 million charge associated with the impairment of retained interests from mortgage securitizations and venture capital and other equity investments held by DCI; and

  The impact in 2004 of a $39 million benefit due to favorable changes in the fair value of certain oil options related to exploration and production operations.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Depreciation, depletion and amortization expense (DD&A) increased 9% to $349 million, largely due to incremental depreciation and amortization expense resulting from the acquisition of Dominion New England and other property additions.

Other taxes increased 10% to $134 million, primarily due to higher property taxes resulting from the Dominion New England power plants acquired in January 2005 and higher severance and property taxes due to increased revenue resulting from higher commodity prices.

Other income decreased 27% to $32 million, primarily reflecting a $9 million decrease in net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

Year-To-Date 2005 vs. 2004

Operating Revenue

Regulated electric sales revenue increased by less than 1% to $2.6 billion, primarily reflecting:

  A $40 million increase due to the impact of a comparatively higher fuel rate for non-Virginia jurisdictional customers. This increase was more than offset by an increase in Electric fuel and energy purchases, net expense; and

  A $29 million increase from customer growth associated with new customer connections; partially offset by

  A $56 million decrease associated with milder weather.

Regulated gas sales revenue increased 18% to $995 million, largely resulting from a $128 million increase primarily related to the recovery of higher gas prices and a $72 million increase resulting from the return of customers from Energy Choice programs, partially offset by a $29 million decrease associated with milder weather, changes in customer usage and other factors. The effect of this net increase was largely offset by a comparable increase in Purchased gas, net expense.

Nonregulated electric sales revenue increased 108% to $1.3 billion, primarily reflecting the combined effects of:

  A $426 million increase in revenue due to the Dominion New England power plants acquired in January 2005 and the commencement of commercial operations at Fairless in June 2004; and

  A $244 million increase from energy trading and marketing activities primarily related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005. These contracts were previously held for trading purposes as discussed in Note 16 to the Consolidated Financial Statements. The net impact of this change in classification was largely offset by similar changes in Other operations and maintenance expense and Electric fuel and energy purchases, net expense; partially offset by

  A $21 million decrease in revenue from nonregulated retail energy marketing operations, due to lower volumes ($58 million) reflecting a decrease in average customer accounts, partially offset by higher prices ($37 million).

Nonregulated gas sales revenue increased 11% to $1.2 billion, predominantly due to:

  An $88 million increase in revenue from gas marketing activities due to the optimization of physical gas transportation capacity positions; and

  A $56 million increase in revenue from sales of gas purchased by exploration and production operations to facilitate gas transportation and satisfy other agreements. This increase was largely offset by a corresponding increase in Purchased gas, net expense; partially offset by

  A $15 million decrease in revenue from gas aggregation activities, due to lower volumes ($100 million), partially offset by higher prices ($85 million); and

  A $4 million decrease in revenue from nonregulated retail energy marketing operations, due to lower volumes ($66 million) reflecting a decrease in average customer accounts, largely offset by higher prices ($62 million).

Gas transportation and storage revenue increased 7% to $456 million, primarily reflecting a $34 million increase in revenue from gas transmission operations largely due to additions of pipeline and storage capacity.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Gas and oil production revenue increased 5% to $818 million, primarily as a result of:

  An $82 million increase largely due to an increase in volumes delivered under VPP transactions; and

  A $66 million increase in revenue from oil production, primarily reflecting higher volumes; partially offset by

  A $106 million decrease in revenue from gas production, reflecting lower volumes ($158 million) largely due to the sale of mineral rights under the VPP agreements and the sale of the majority of Dominion's natural gas and oil properties in British Columbia, Canada in December 2004, partially offset by higher average realized prices ($52 million).

Other revenue increased 75% to $1.1 billion, largely due to:

  A $237 million increase in non-utility coal sales revenue resulting from higher coal prices and increased sales volumes;

  A $179 million increase due to the recognition of business interruption insurance revenue associated with Hurricane Ivan; and

  A $69 million increase in revenue from sales of purchased oil by exploration and production operations; partially offset by

  A $24 million decrease in sales of emissions allowances held for resale primarily reflecting decreased sales volumes, partially offset by higher prices.

The increases in other revenue related to coal sales and sales of purchased oil and the decrease in other revenue related to sales of emissions allowances were largely offset by a corresponding change in Liquids, pipeline capacity and other purchases expense.

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 63% to $1.8 billion, primarily reflecting the combined effects of:

  A $368 million increase related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes as discussed in Nonregulated electric sales revenue;

  A $235 million increase due to the Dominion New England power plants acquired in January 2005 and the commencement of commercial operations at Fairless in June 2004; and

  A $98 million increase related to utility operations primarily resulting from higher commodity prices; partially offset by

  A $15 million decrease related to nonregulated retail energy marketing operations, due to lower volumes ($52 million) reflecting a decrease in average customer accounts, partially offset by higher prices ($37 million).

Purchased electric capacity expense decreased 14% to $256 million, as a result of the termination of four long-term power purchase agreements in connection with the purchase of the related generating facilities in 2004 and 2005.

Purchased gas, net expense increased 9% to $1.8 billion, principally resulting from:

  A $153 million increase associated with regulated gas distribution operations discussed in Regulated gas sales revenue; and

  A $55 million increase related to exploration and production operations discussed in Nonregulated gas sales revenue; partially offset by

  A $28 million decrease associated with gas aggregation activities reflecting lower volumes ($100 million), partially offset by higher prices ($72 million); and

  A $19 million decrease associated with nonregulated retail energy marketing operations, reflecting decreased volumes ($62 million) partially offset by higher prices ($43 million).

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Liquids, pipeline capacity and other purchases expense increased 70% to $662 million, primarily reflecting a $215 million increase in the cost of coal purchased for resale and a $70 million increase related to purchases of oil by exploration and production operations, partially offset by a $23 million decrease in emissions credits purchased, each of which are discussed in Other revenue.

Other operations and maintenance expense increased 16% to $1.3 billion, resulting from:

  A $102 million increase due to the Dominion New England power plants acquired in January 2005 and the commencement of commercial operations at Fairless in June 2004;

  A $77 million charge resulting from the termination of a long-term power purchase agreement;

  A $65 million increase related to higher incentive-based compensation, wages and pension and medical benefits;

  $47 million of losses related to the discontinuance of hedge accounting for certain oil hedges primarily resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges;

  A $19 million increase in hedge ineffectiveness expense primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivatives held by exploration and production operations and the delivery location and commodity specifications of Dominion's forecasted gas and oil sales;

  $15 million of charges associated with the impairment of retained interests from mortgage securitizations and venture capital and other equity investments held by DCI; and

  The net impact of the following items recognized in 2004:

    A $75 million benefit due to favorable changes in the fair value of certain oil options related to exploration and production operations; and

    An $18 million benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities; partially offset by

    A $38 million impairment of retained interests from mortgage securitizations held by DCI, reflecting increased defaults and accelerated prepayments as a result of low interest rates.

  These increases were partially offset by the following benefits:

    A $118 million decrease related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes as discussed in Nonregulated electric sales revenue;

    A $53 million gain resulting from the sale of excess emissions allowances;

    A $32 million benefit related to financial transmission rights granted by PJM to Dominion as a load-serving entity to offset the congestion costs associated with PJM spot market activity, which is included in Electric fuel and energy purchases, net expense; and

    A $24 million net benefit resulting from the establishment of certain regulatory assets and liabilities in connection with settlement of a North Carolina rate case in the first quarter of 2005.

Depreciation, depletion and amortization expense increased 9% to $695 million, largely due to incremental depreciation and amortization expense resulting from the acquisition of Dominion New England and other property additions.

Other taxes increased 8% to $299 million, primarily due to higher property taxes resulting from the Dominion New England power plants acquired in January 2005, higher gross receipts taxes and higher severance and property taxes due to increased revenue resulting from higher commodity prices.

Other income decreased 16% to $83 million, primarily reflecting the prior year impact of an $18 million benefit associated with the disposition of a portion of CNGI's investment in Australian pipeline assets that were sold in the second quarter of 2004.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Segment Results of Operations
Dominion Delivery

Dominion Delivery includes Dominion's regulated electric and gas distribution and customer service business, as well as nonregulated retail energy marketing operations.
	Second Quarter		Year-To-Date
	2005	2004	2005	2004
(millions, except EPS)
Net income contribution	$73	$96	$257	$262
EPS contribution	$0.21	$0.29	$0.75	$0.80

Electricity delivered (million mwhrs)	18.6	18.9	38.5	38.8
Gas throughput (bcf)	64	62	219	222

__________________
mwhrs = megawatt hours
bcf = billion cubic feet

Presented below, on an after-tax basis, are the key factors impacting Dominion Delivery's operating results:
	Second Quarter		Year-To-Date
	2005 vs. 2004		2005 vs. 2004
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather - electric	$(9)	$(0.03)	$(10)	$(0.03)
Interest expense	(5)	(0.02)	(8)	(0.03)
Bad debt expense	(4)	(0.01)	(6)	(0.02)
Depreciation expense	(2)	--	(5)	(0.02)
Salaries, wages, and benefits expense	--	--	(5)	(0.02)
Nonregulated retail energy marketing operations	(3)	(0.01)	10	0.03
Weather - gas	4	0.01	3	0.01
Customer growth	3	0.01	5	0.02
North Carolina rate case settlement	--	--	6	0.02
Other	(7)	(0.02)	5	0.02
Share dilution	--	(0.01)	--	(0.03)
Change in net income contribution	$(23)	$(0.08)	$ (5)	$(0.05)

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Delivery's second quarter and year-to-date net income contribution decreased $23 million and $5 million, respectively, primarily reflecting:

  Unfavorable weather in the regulated electric service territory;

  An increase in interest expense due to the combined impact of additional long-term affiliate borrowings and higher interest rates on affiliate borrowings;

  Higher bad debt expense, primarily reflecting the favorable impact in 2004 of a reduction in reserves;

  Higher depreciation and amortization expense largely due to incremental expense resulting from property additions;

  An increase in salaries, wages and benefits expense in the year-to-date period resulting from higher incentive-based compensation, wages and pension and medical benefits;

  A lower contribution from nonregulated retail energy marketing operations in the second quarter, largely resulting from a decrease in average customer accounts; partially offset by higher gas and electric margins. In the year-to-date period the contribution from nonregulated retail energy marketing operations increased, largely resulting from higher gas margins;

  Favorable weather in the regulated gas service territories;

  Customer growth in the electric franchise service area, primarily reflecting new residential customers;

  A benefit recognized by electric utility operations in the year-to-date period resulting from the establishment of certain regulatory assets in connection with settlement of a North Carolina rate case;

  Other factors include the impact of changes in customer usage and a change in the allocation of electric base rate revenue among Dominion Delivery, Dominion Energy and Dominion Generation effective January 1, 2005.

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

	Second Quarter		Year-To-Date
	2005	2004	2005	2004
(millions, except EPS)
Net income contribution	$64	$25	$163	$90
EPS contribution	$0.19	$0.08	$0.48	$0.28
Gas transmission throughput (bcf)	133	107	434	423

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy's operating results:
	Second Quarter		Year-To-Date
	2005 vs. 2004		2005 vs. 2004
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Producer services	$34	$0.10	$59	$0.18
Economic hedges	5	0.02	20	0.06
Cove Point	3	0.01	4	0.01
Salaries, wages, and benefits expense	--	--	(5)	(0.02)
Other	(3)	(0.01)	(5)	(0.02)
Share dilution	--	(0.01)	--	(0.01)
Change in net income contribution	$39	$0.11	$73	$0.20

Dominion Energy's second quarter and year-to-date net income contribution increased $39 million and $73 million, respectively, primarily reflecting:

  A higher contribution from producer services primarily reflecting the impact of losses in the prior year related to certain energy trading activities that were exited in December 2004. Similar losses were not incurred in 2005;

  The impact of unfavorable price movements in 2004 on a portfolio of financial derivative instruments used to manage Dominion's price risk associated with a portion of its anticipated sales of 2004 natural gas production that had not been considered in the hedging activities of the Dominion E&P segment (economic hedges). In 2005, Dominion did not enter into similar economic hedging transactions; and

  A higher contribution from the Cove Point LNG facility resulting from the addition of a fifth storage tank in December 2004 and increased pipeline capacity, partially offset by

  An increase in salaries, wages and benefits expense in the year-to-date period resulting from higher incentive-based compensation, wages and pension and medical benefits; and

  Other factors including an increase in interest expense due to higher interest rates on affiliate borrowings and a charge incurred by electric utility operations in the year-to-date period for the write-off of certain previously deferred start-up and integration costs associated with joining an RTO that are allocable to non-Virginia jurisdictional and wholesale customers.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Generation

Dominion Generation includes the generation operations of Dominion's electric utility and merchant fleet as well as energy trading and marketing activities associated with the optimization of generation assets.
	Second Quarter		Year-To-Date
	2005	2004	2005	2004
(millions, except EPS)
Net income contribution	$54	$50	$199	$198
EPS contribution	$0.16	$0.15	$0.58	$0.60
Electricity supplied (million mwhrs)	27	26	57	54

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation's operating results:
	Second Quarter		Year-To-Date
	2005 vs. 2004		2005 vs. 2004
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Emissions allowances	$29	$0.09	$29	$0.09
2004 deferred fuel asset write-off	23	0.07	--	--
Capacity expenses	13	0.04	24	0.07
Dominion New England	12	0.04	43	0.13
North Carolina rate case settlement	--	--	10	0.03
Fuel expenses in excess of rate recovery	(21)	(0.06)	(42)	(0.13)
Interest and other financing expense	(16)	(0.05)	(29)	(0.09)
Millstone	(7)	(0.02)	(2)	--
Salaries, wages, and benefits expense	--	--	(14)	(0.04)
Depreciation expense	(5)	(0.02)	(9)	(0.03)
Regulated electric sales:
Customer growth	6	0.02	11	0.03
Weather	(18)	(0.05)	(22)	(0.06)
Other	(12)	(0.04)	2	0.01
Share dilution	--	(0.01)	--	(0.03)
Change in net income contribution	$ 4	$0.01	$ 1	$(0.02)

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Generation's second quarter and year-to-date net income contribution increased $4 million and $1 million, respectively, primarily reflecting:

  A gain resulting from the sale of excess emissions allowances;

  A charge incurred by the electric utility operations in the second quarter of 2004 due to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the write-off of previously deferred fuel costs incurred in the first quarter of 2004;

  Reduced purchased power capacity expenses due to the termination of long-term power purchase agreements in connection with the purchase of the related non-utility generating facilities;

  A contribution from Dominion New England power plants acquired in January 2005;

  A net benefit recognized by electric utility operations in the year-to-date period resulting from the establishment of certain regulatory assets and liabilities in connection with settlement of a North Carolina rate case in the first quarter of 2005; partially offset by

  Higher fuel and purchased power expenses incurred by electric utility operations due to higher commodity prices;

  An increase in interest and other financing expense due to higher interest rates on affiliate borrowings and the lease financing of Fairless;

  A lower contribution from the Millstone power station due to a higher number of outage days in 2005;

  An increase in salaries, wages and benefits expense resulting from higher incentive-based compensation, wages and pension and medical benefits;

  Higher depreciation and amortization expense largely due to incremental expense resulting from property additions;

  Lower regulated electric sales due to milder weather, partially offset by customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers; and

  Other factors; including a higher number of outage days incurred by electric utility operations and a change in the allocation of electric base rate revenue among Dominion Delivery, Dominion Energy and Dominion Generation effective January 1, 2005. These factors were partially offset by a benefit related to financial transmission rights granted by PJM to Dominion as a load-serving entity to offset the congestion costs associated with PJM spot market activity.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion E&P

Dominion E&P manages Dominion's gas and oil exploration, development and production business.
	Second Quarter		Year-To-Date
	2005	2004	2005	2004
(millions, except EPS)
Net income contribution	$189	$163	$301	$292
EPS contribution	$0.55	$0.50	$0.88	$0.89

Gas production (bcf)	73.5	89.8	151.5	183.8
Oil production (million bbls)	3.6	2.5	6.7	4.6

Average realized prices with hedging results (1)
Gas (per mcf) (2)	$4.24	$4.00	$4.24	$4.00
Oil (per bbl)	$25.72	$25.57	$26.90	$25.16
Average realized prices without hedging results
Gas (per mcf) (2)	$6.71	$5.48	$6.41	$5.38
Oil (per bbl)	$48.75	$36.56	$48.22	$34.91

DD&A (unit of production rate per mcfe)	$1.42	$1.25	$1.42	$1.24

_____________________
bbl = barrel
mcf = thousand cubic feet
mcfe = thousand cubic feet equivalent

(1) Excludes the effects of the economic hedges discussed under Segment Results of Operations - Dominion Energy.
(2) Excludes $86 million and $51 million of revenue recognized in the second quarter of 2005 and 2004, respectively, and $162 million and $80 million of revenue recognized in the year-to-date period of 2005 and 2004, respectively, under the VPP agreements described in Note 6 to the Consolidated Financial Statements in Dominion's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and Note 12 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

Presented below, on an after-tax basis, are the key factors impacting Dominion E&P's operating results:
	Second Quarter		Year-To-Date
	2005 vs. 2004		2005 vs. 2004
	Increase		Increase
	(Decrease)		(Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Business interruption insurance	$86	$0.26	$114	$0.35
VPP revenue	22	0.07	53	0.16
Gas and oil 3/4 prices	17	0.05	42	0.13
Operations and maintenance	(48)	(0.15)	(108)	(0.33)
Gas and oil 3/4 production	(33)	(0.10)	(68)	(0.21)
Income taxes	(14)	(0.04)	(11)	(0.03)
Interest expense	(9)	(0.03)	(15)	(0.05)
DD&A	(3)	(0.01)	(7)	(0.02)
Other	8	0.02	9	0.03
Share dilution	--	(0.02)	--	(0.04)
Change in net income contribution	$26	$0.05	$ 9	$(0.01)

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion E&P's second quarter and year-to-date net income contribution increased $26 million and $9 million, respectively, primarily reflecting:

  The recognition of business interruption insurance revenue associated with Hurricane Ivan;

  An increase in revenue recognized in connection with deliveries under the VPP agreements;

  Higher average realized prices for gas and oil; partially offset by

  Higher operations and maintenance expenses, primarily due to the impact in 2004 of favorable changes in the fair value of certain oil options, an increase in hedge ineffectiveness expense and an increase in production costs. Higher year-to-date operations and maintenance expenses also reflect the discontinuance of hedge accounting for certain oil hedges largely resulting from delays in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges;

  Lower gas production primarily reflecting the sale of mineral rights under the VPP agreements and the sale of the majority of Dominion's natural gas and oil assets in British Columbia, Canada in December 2004, partially offset by higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects;

  Higher income taxes reflecting the favorable impact in 2004 of updated estimates for the combined effective state tax rate and Canadian tax rate. The state tax rates were impacted by changes in state income tax laws, the corporate investment profile in numerous states and the volume of business transactions;

  An increase in interest expense due to higher interest rates on affiliate borrowings and prepayment penalties resulting from the early redemption of Canadian debt;

  An increase in DD&A, primarily reflecting higher industry finding and development costs and increased acquisition costs; and

  Other factors include higher interest income resulting from an increase in interest rates.

Corporate and Other

Presented below are the Corporate and Other segment's after-tax results:
	Second Quarter		Year-To-Date
	2005	2004	2005	2004
(millions, except EPS)
Specific items attributable to operating segments	$ (2)	$ (1)	$(56)	$ 3
DCI operations	--	(10)	(3)	(36)
Telecommunication operations(1)	--	(7)	--	(15)
Other corporate operations	(46)	(65)	(100)	(106)
Total net expense	$ (48)	$ (83)	$ (159)	$(154)
Earnings per share impact	$(0.14)	$(0.26)	$(0.46)	$(0.47)

________________
(1) $7 million and $15 million are classified as losses from discontinued operations for the three and six months ended June 30, 2004, respectively.    Dominion completed the disposition of its telecommunications operations in May 2004.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Specific Items Attributable to Operating Segments

Year-To-Date 2005 vs. 2004

Dominion reported expenses of $56 million and a net benefit of $3 million in 2005 and 2004, respectively, in the Corporate and Other segment attributable to its operating segments. The expenses in 2005 primarily resulted from:

  A $77 million ($47 million after-tax) charge resulting from the termination of a long-term power purchase agreement, attributable to Dominion Generation; and

  $13 million ($8 million after-tax) of charges related to Dominion's divestiture of its interest in a long-term power tolling contract, attributable to Dominion Generation.

The net benefit in 2004 largely resulted from:

  An $18 million ($11 million after-tax) benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities, attributable to Dominion Delivery; partially offset by

  A $12 million ($7 million after-tax) charge related to the settlement of a class action lawsuit involving a dispute over Dominion's rights to lease fiber-optic cable along a portion of its electric transmission corridor, attributable to Dominion Energy.

DCI Operations

DCI's net loss for the second quarter and year-to-date period decreased $10 million and $33 million, primarily due to a reduction in after-tax charges associated with the impairment and divestiture of DCI investments.

Telecommunications Operations

Dominion's loss from its discontinued telecommunications business for the second quarter and year-to-date period decreased $7 million and $15 million, respectively, as a result of its sale in May 2004.

Other Corporate Operations

Second Quarter 2005 vs. 2004

The net expenses associated with other corporate operations for 2005 decreased by $19 million, primarily reflecting an increase in interest income due to higher interest rates on affiliate advances and a lower effective state income tax rate.

Year-To-Date 2005 vs. 2004

The net expenses associated with other corporate operations for 2005 decreased by $6 million, primarily reflecting an increase in interest income due to higher interest rates on affiliate advances and a lower effective state income tax rate. This was partially offset by the impact in 2004 of a $21 million after-tax benefit associated with the disposition of CNGI's investment in Australian pipeline assets.

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

A summary of the changes in the unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes in the year-to-date period ended June 30, 2005 follows:
Amount (millions)
Net unrealized gain at December 31, 2004	$146
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Redefinition of trading contracts(1)	2
Contracts realized or otherwise settled during the period	(61)
Other changes in fair value	8
Net unrealized gain at June 30, 2005	$ 95

_____________________
(1) Represents the designation of certain commodity derivative contracts as non-trading, which were previously held for trading purposes as discussed in Note 16 to the Consolidated Financial Statements.

The balance of net unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes at June 30, 2005, is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	In Excess of 5 years	Total
	(millions)
Actively quoted (1)	$85	$ 2	$(7)	--	--	$80
Other external sources (2)	--	16	1	$(2)	--	15
Models and other valuation methods	--	--	--	--	--	--
Total	$85	$18	$(6)	$(2)	--	$95

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

At June 30, 2005, Dominion had cash and cash equivalents of $44 million with $1.3 billion of unused capacity under its credit facilities. For long-term financing needs, amounts available for debt or equity offerings under currently effective shelf registrations totaled $4.7 billion at June 30, 2005.

Operating Cash Flows

As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows from operating activities were $1.4 billion and $1.5 billion for the six months ended June 30, 2005 and 2004, respectively. Dominion's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flow. See the discussion of such factors in Operating Cash Flows in the MD&A of Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

Credit Risk

Dominion's exposure to potential concentrations of credit risk results primarily from its energy trading, marketing and hedging activities and sales of gas and oil production. Presented below is a summary of Dominion's gross and net credit exposure as of June 30, 2005 for these activities. Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$ 603	$23	$ 580
Non-investment grade(2)	39	1	38
No external ratings:
Internally rated - investment grade(3)	230	--	230
Internally rated - non-investment grade(4)	217	--	217
Total	$1,089	$24	$1,065

_______________________
(1) Designations as investment grade are based on minimum credit ratings assigned by Moody's Investors Service (Moody's) and Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor's). The five largest counterparty exposures, combined, for this category represented approximately 15% of the total gross credit exposure.
(2)  The five largest counterparty exposures, combined, for this category represented approximately 2% of the total gross credit exposure.
(3)  The five largest counterparty exposures, combined, for this category represented approximately 14% of the total gross credit exposure.
(4)  The five largest counterparty exposures, combined, for this category represented approximately 7% of the total gross credit exposure.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Investing Cash Flows

In the six months ended June 30, 2005 and 2004, investing activities resulted in net cash outflows of $1.6 billion and $231 million, respectively. Significant investing activities in the six months ended June 30, 2005 included:

  $812 million of capital expenditures for the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

  $774 million of capital expenditures for the construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, construction and improvements of gas and electric transmission and distribution assets and the cost of acquiring a non-utility generating facility;

  $642 million related to the acquisition of the Dominion New England power plants; and

  $451 million for the purchase of securities; partially offset by

  $580 million of proceeds from sales of gas and oil mineral rights and properties; and

  $422 million from the sale of securities.

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

As presented on Dominion's Consolidated Statements of Cash Flows, net cash used in financing activities was $132 million and $1.3 billion for the six months ended June 30, 2005 and 2004, respectively. Significant financing activities in the six months ended June 30, 2005 included:

  $915 million for the repayment of long-term debt;

  $458 million of common dividend payments; and

  $276 million for the repurchase of common stock; partially offset by

  $709 million from the issuance of short-term debt;

  $600 million from the issuance of long-term debt; and

  $245 million from the issuance of common stock.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Credit Facilities and Short-Term Debt

The Dominion Companies use short-term debt, primarily commercial paper, to fund working capital requirements, as a bridge to long-term debt financing and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, the Dominion Companies utilize cash and letters of credit to fund collateral requirements under their commodities hedging program. Collateral requirements are impacted by commodity prices, hedging levels and the credit quality of the Dominion Companies and their counterparties. In May 2005, Dominion entered into a $2.5 billion five-year revolving credit facility that replaced its $1.5 billion three-year facility dated May 2004 and its $750 million three-year facility dated May 2002. At June 30, 2005, the Dominion Companies had committed lines of credit totaling $4.0 billion. Although there were no loans outstanding, these lines of credit support commercial paper borrowings and letter of credit issuances. At June 30, 2005, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:
	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
Five-year revolving credit facility(1)	$2,500	$1,268	$ 493	$ 739
Three-year CNG credit facility(2)	1,500	--	941	559
Totals	$4,000	$1,268	$1,434	$1,298

__________________________
(1) The $2.5 billion five-year revolving credit facility was entered into in May 2005 and terminates in May 2010. This credit facility can also be used to support up to $1.25 billion of letters of credit.
(2) The $1.5 billion three-year credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was entered into in August 2004 and terminates in August 2007. Dominion expects to replace this facility with a five-year $1.75 billion facility in the third quarter of 2005.

In addition to the facilities above, in June and August of 2004, CNG entered into two $100 million letter of credit agreements that terminate in June 2007 and August 2009, respectively. Additionally, in October 2004, CNG entered into three letter of credit agreements totaling $700 million that were scheduled to terminate in April 2005. Due to recent volatility in commodity prices and the related impact on collateral requirements, Dominion extended these agreements to October 2005. These five agreements support letter of credit issuances, providing collateral required on derivative financial contracts used by CNG in its risk management strategies for gas and oil production. At June 30, 2005, outstanding letters of credit under these agreements totaled $900 million.

Long-Term Debt

During the six months ended June 30, 2005, Dominion Resources, Inc. issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$300	4.75%	2010	Dominion Resources, Inc.
Senior notes	300	5.95%	2035	Dominion Resources, Inc.
Total	$600

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

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In July 2005, Dominion Resources, Inc. issued $500 million of 5.15% senior notes that mature in 2015 and $200 million of 5.95% senior notes that mature in 2035. The proceeds were used to repay maturing debt.

Dominion Resources, Inc. and its subsidiaries repaid $915 million of long-term debt in the six months ended June 30, 2005.

Issuance of Common Stock

In the six months ended June 30, 2005, Dominion received proceeds of $245 million for 4.2 million shares issued through Dominion Direct® (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options. In February 2005, Dominion Direct® and the Dominion employee savings plans began purchasing Dominion common stock on the open market with the proceeds received through these two programs, rather than having additional new common shares issued.

Repurchases of Common Stock

In February 2005, Dominion was authorized by its Board of Directors to repurchase up to the lesser of 25 million shares or $2.0 billion of Dominion's outstanding common stock. In the six months ended June 30, 2005, Dominion repurchased 3.7 million shares for approximately $276 million.

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

As a result of an extension agreement entered into in April 2005, the remaining 5 million shares of the second tranche must be settled by August 26, 2005. If gross share settlement were elected for the remainder of the second tranche at its maturity date, Dominion would receive aggregate proceeds of approximately $321 million and would deliver 5 million shares of its common stock. In the event any or all of the proceeds are not needed, Dominion has the option to either cash settle or net share settle the remainder of the second tranche of the forward agreement in whole, or in part, and may elect settlement earlier than the stated maturity date. If Dominion elects to cash or net share settle any portion of the remainder of the second tranche, the payment is based on the difference between Dominion's share price and the applicable forward sale price for the second tranche, multiplied by the number of shares being settled.

If, at June 30, 2005, Dominion had elected a cash settlement of the 5 million shares remaining in the second tranche, Dominion would have owed MLI approximately $49.5 million, which would have been recorded as a reduction to common stock in Dominion's Consolidated Balance Sheet. If, at the time of cash settlement, Dominion's current share price were lower than the forward sale price, Dominion would receive a payment from MLI. For every dollar increase (decrease) in the value of Dominion's stock, the value of the settlement of the shares remaining in the second tranche from MLI's perspective would increase (decrease) by $5 million.

Amounts Available under Shelf Registrations

At June 30, 2005, Dominion Resources, Inc., Virginia Power, and CNG had approximately $3.1 billion, $670 million, and $900 million, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Credit Ratings and Debt Covenants

In the Credit Ratings and Debt Covenants sections of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, Dominion discussed the use of capital markets by the Dominion Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, these sections of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of June 30, 2005, there have been no changes in the Dominion Companies' credit ratings nor changes to or events of default under Dominion's debt covenants. In June 2005, Moody's revised its outlook for the ratings of CNG from negative to stable.

Future Cash Payments for Contractual Obligations

As of June 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Off-Balance Sheet Arrangements

As of June 30, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004 or in Dominion's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Energy Policy Act of 2005 (the Act)

In July 2005, Congress passed the Act and sent it to the President for his signature. The Act includes numerous provisions meant to increase domestic gas and oil supplies, improve energy system reliability, build new nuclear power plants and expand renewable energy sources. The legislation would also repeal the Public Utility Holding Company Act of 1935. Dominion is currently evaluating the impact that the Act may have on its results of operations and financial condition.

Dominion Transmission, Inc. (DTI) Rate Matter

In May 2005, the Federal Energy Regulatory Commission (FERC) approved a comprehensive rate settlement with DTI and its customers and interested state commissions. The settlement, which became effective July 1, 2005, reduces Dominion's natural gas transportation and storage service revenues by approximately $49 million annually, through a combination of firm transportation rate reductions and reduced fuel retention levels for storage service customers. As part of the settlement, DTI and all signatory parties agreed to a rate moratorium until 2010.

Other Matters

Contract Negotiations with Gas Union

In May 2005, members of the Utility Workers' Union of America, United Gas Workers' Local 69-II, AFL-CIO (Local 69-II) ratified a new three-year contract for the period April 1, 2005 through April 1, 2008. Local 69-II represents approximately 1,000 DTI and Dominion Hope employees.

DOMINION RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Kewaunee Power Station

In July 2005, Dominion completed the acquisition of the 568-megawatt Kewaunee nuclear power station, located in northeastern Wisconsin, from Wisconsin Public Service Corporation, a subsidiary of WPS Resources Corporation (WPS), and Wisconsin Power and Light Company (WP&L), a subsidiary of Alliant Energy Corporation for approximately $192 million in cash. Dominion will sell 100% of the facility's output to WPS (59%) and WP&L (41%) under two power purchase agreements that will expire in 2013. Kewaunee will be included in the Dominion Generation operating segment.

Risk Factors and Cautionary Statements That May Affect Future Results

Factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection include weather conditions; governmental regulations; cost of environmental compliance; inherent risk in the operation of nuclear facilities; fluctuations in energy-related commodities prices and the effect these could have on Dominion's earnings, liquidity position and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including price risk due to marketable securities held as investments in trusts and benefit plans; fluctuations in interest rates; changes in rating agency requirements or ratings; changes in accounting standards; collective bargaining agreements and labor negotiations; the risks of operating businesses in regulated industries that are subject to changing regulatory structures; changes to regulated gas and electric rates recovered by Dominion; transitional issues related to the transfer of control over electric transmission facilities to a regional transmission organization; receipt of approvals for and the timing of the closing dates for acquisitions; realization of expected business interruption insurance proceeds; political and economic conditions (including inflation and deflation); and completing the divestiture of investments held by DCI. Other more specific risk factors are as follows:

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

Dominion's merchant power business is operating in a challenging market, which could adversely affect its results of operations and future growth. The success of Dominion's approximately 10,300-megawatt merchant power business depends upon favorable market conditions as well as its ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover operating costs. Dominion attempts to manage these risks by entering into both short-term and long-term fixed price sales and purchase contracts. However, depressed spot and forward wholesale power prices, high fuel and commodity costs and excess capacity in the industry could result in lower than expected revenues in Dominion's merchant power business.

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

Dominion's Clearinghouse operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. These market risks are beyond Dominion's control and could adversely affect its results of operations and future growth.

For additional information concerning derivatives and commodity-based trading contracts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Sensitive Instruments and Risk Management" and Notes 2 and 8 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

Dominion's exploration and production business is dependent on factors that cannot be predicted or controlled and that could damage facilities, disrupt production or reduce the book value of its assets. Factors that may affect Dominion's financial results include weather that damages or causes the shutdown of gas and oil producing facilities, fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities and Dominion's ability to acquire additional land positions in competitive lease areas, as well as inherent operational risks that could disrupt production.

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

An inability to access financial markets could affect the execution of Dominion's business plan. Dominion and its Virginia Power and CNG subsidiaries rely on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flows from its operations, including margin requirements related to hedges of future gas and oil production. Management believes that Dominion and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Dominion's control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to Dominion's credit ratings. Restrictions on Dominion's ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing rating agency requirements could negatively affect Dominion's growth and business strategy. As of June 30, 2005, Dominion's senior unsecured debt is rated BBB+, negative outlook, by Standard & Poor's and Baa1, stable outlook, by Moody's. Both agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings per share. A reduction in Dominion's credit ratings or the credit ratings of its Virginia Power and CNG subsidiaries by either Standard & Poor's or Moody's could increase Dominion's borrowing costs and adversely affect operating results and could require it to post additional margin in connection with some of its trading and marketing activities.

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

As discussed in Note 16 to the Consolidated Financial Statements, Dominion performed an evaluation of its Clearinghouse trading and marketing operations, which resulted in a decision to exit certain trading activities and instead focus on the optimization of company assets. In connection with the reorganization, certain commodity derivative contracts previously designated as held for trading purposes are now held for non-trading purposes.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices, interest rates and foreign currency exchange rates.

Commodity Price Risk-Trading Activities

As part of its strategy to market energy and to manage related risks, Dominion manages a portfolio of commodity-based derivative instruments held for trading purposes. These contracts are sensitive to changes in the prices of natural gas, electricity and certain other commodities. Dominion uses established policies and procedures to manage the risks associated with these price fluctuations and uses derivative instruments, such as futures, forwards, swaps and options, to mitigate risk by creating offsetting market positions. A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $13 million and $23 million in the fair value of Dominion's commodity-based financial derivative instruments held for trading purposes as of June 30, 2005 and December 31, 2004, respectively.

Commodity Price Risk-Non-Trading Activities

Dominion manages the price risk associated with purchases and sales of natural gas, electricity and certain other commodities by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of Dominion's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10% unfavorable change in market prices of Dominion's non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $688 million and $576 million as of June 30, 2005 and December 31, 2004, respectively.

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

DOMINION RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

(Continued)

Interest Rate Risk

Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at June 30, 2005 and December 31, 2004, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $12 million and $10 million, respectively.

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

Foreign Currency Exchange Risk

Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its Consolidated Financial Statements. Dominion's management monitors this exposure and believes it is not material. In addition, Dominion manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, Dominion's exposure to foreign currency risk is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $10 million and $13 million in the fair value of currency forward contracts held by Dominion at June 30, 2005 and December 31, 2004, respectively.

Investment Price Risk

Dominion is subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. Dominion recognized a net realized gain (including investment income) on nuclear decommissioning trust investments of $22 million for the six months ended June 30, 2005 and a net realized gain (including investment income) on nuclear decommissioning trust investments of $51 million for the year ended December 31, 2004. Dominion recorded, in AOCI, net unrealized losses on decommissioning trust investments of $21 million for the six months ended June 30, 2005 and net unrealized gains on decommissioning trust investments of $84 million for the year ended December 31, 2004.

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

DOMINION RESOURCES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Dominion's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that Dominion's disclosure controls and procedures are effective.

On December 31, 2003, Dominion adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its Consolidated Financial Statements those SPEs described in Note 3 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004. The Consolidated Balance Sheet as of June 30, 2005 reflects $609 million of net property, plant and equipment and deferred charges and $688 million of related debt attributable to the SPEs. As these SPEs are owned by unrelated parties, Dominion does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at these entities.

On May 1, 2005, Virginia Power became a member of the PJM Interconnection, LLC (PJM), a regional transmission organization, and transferred functional control of its electric transmission facilities to PJM and integrated its control area into the PJM energy markets. In connection with this integration, Virginia Power implemented and/or modified a number of controls to facilitate participation in the PJM market. Apart from this, there have been no significant changes in Dominion's internal control over financial reporting (as defined in Rule 13a - 15(f) and Rule 15d - 15(f) under the Securities Exchange Act of 1934, as amended) during the quarter that ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, Dominion's internal control over financial reporting.

DOMINION RESOURCES, INC.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by Dominion and its subsidiaries, or permits issued by various local, state and federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, Dominion and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on Dominion's financial position, liquidity or results of operations. See Future Issues and Other Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for discussion on various regulatory proceedings to which Dominion and its subsidiaries are a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides certain information with respect to Dominion's purchases of its common stock during the second quarter of 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Program(2)
4/1/05-4/30/05	3,352(1)	$74.23	N/A	21,700,000 shares/ $1.76 billion
5/1/05-5/31/05	200,000	$71.46	200,000	21,500,000 shares/ $1.74 billion
6/1/05-6/30/05	225,000	$72.47	225,000	21,275,000 shares/ $1.72 billion
Total	428,352	$72.02	425,000	21,275,000 shares/ $1.72 billion

(1) Amount includes registered shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2) In February 2005, Dominion's Board of Directors authorized the repurchase of up to the lesser of 25 million shares or $2.0 billion of Dominion's outstanding common stock.

DOMINION RESOURCES, INC.
PART II. OTHER INFORMATION
(continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A summary of matters voted upon at Dominion's Annual Shareholders Meeting that was held on April 22, 2005 are listed below:

  Directors were elected to the Board of Directors for a one-year term or until next year's annual meeting;

  Deloitte & Touche LLP was ratified as Dominion's independent auditor for 2005;

  The Dominion Resources, Inc. Non-Employee Directors Compensation Plan and Dominion Resources, Inc. 2005 Incentive Compensation Plan were approved by shareholders; and

  Shareholder proposals requesting a committee of independent directors of Dominion's Board to assess and report to shareholders how Dominion is responding to reduce carbon dioxide and other emissions as well as a proposal relating to electric generating capacity were not approved.

See Dominion's Form 10-Q for the quarterly period ended March 31, 2005 for detailed voting results.

ITEM 6. EXHIBITS
(a) Exhibits:

3.1	Articles of Incorporation as in effect August 9, 1999, as amended March 12, 2001 (Exhibit 3.1, Form 10-K for the year ended December 31, 2002, File No. 1-8489, incorporated by reference).
3.2	Bylaws as in effect on October 20, 2000 (Exhibit 3, Form 10-Q for the quarter ended September 30, 2000, File No. 1-8489, incorporated by reference).
4.1

Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference); Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001, incorporated by reference); Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K, dated May 25, 2001, incorporated by reference); Form of Tenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489, incorporated by reference); Form of Eleventh Supplemental Indenture (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1-8489, incorporated by reference); Form of Twelfth Supplemental Indenture (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489, incorporated by reference); Thirteenth Supplemental Indenture dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489, incorporated by reference); Fourteenth Supplemental Indenture, dated August 20, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489, incorporated by reference); Forms of Fifteenth and Sixteenth Supplemental Indentures (Exhibits 4.2 and 4.3, Form 8-K filed December 12, 2002, File No. 1-8489, incorporated by reference); Forms of Seventeenth and Eighteenth Supplemental Indentures (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489, incorporated by reference); Forms of Twentieth and Twenty-First Supplemental Indentures (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489, incorporated by reference); Form of Twenty-Second Supplemental Indenture (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489, incorporated by reference);

DOMINION RESOURCES, INC.
PART II. OTHER INFORMATION
(continued)

ITEM 6. EXHIBITS (continued)
(a) Exhibits (continued):
4.1

(continued)

Form of Twenty-Third Supplemental Indenture (Exhibit 4.2, Form 8-K filed December 9, 2003, File No. 1-8489, incorporated by reference); Form of Twenty-Fifth Supplemental Indenture (Exhibit 4.2, Form 8-K filed January 14, 2004, File No. 1-8489, incorporated by reference); Form of Twenty-Sixth Supplemental Indenture (Exhibit 4.3, Form 8-K filed January 14, 2004, File No. 1-8489, incorporated by reference); Form of Twenty-Seventh Supplemental Indenture (Exhibit 4.2, Form S-4 Registration Statement, File No. 333-120339, incorporated by reference); Form of Twenty-Eighth and Twenty-Ninth Supplemental Indenture (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489, incorporated by reference); Form of Thirtieth Supplemental Indenture (Exhibit 4.2, Form 8-K, filed July 12, 2005, File No. 1-8489, incorporated by reference).

4.2

Dominion Resources, Inc. agrees to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of its total consolidated assets.

10.1

$2.5 billion Five-Year Revolving Credit Agreement, dated as of May 12, 2005, among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, The Bank of Nova Scotia and Wachovia Bank, National Association, as Co-Documentation Agents, and other lenders as named herein (Exhibit 10.1, Form 8-K filed May 18, 2005, File No. 1-8489, incorporated by reference).

10.2

Employment Agreement dated September 20, 2002 between Dominion Resources and Thos. E. Capps (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2002, File No. 1-8489, incorporated by reference) including supplemental letter, dated February 27, 2003 (Exhibit 10.22, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-8489, incorporated by reference); Amendment to Employment Agreement dated May 26, 2005 between Dominion Resources, Inc. and Thos. E. Capps (Exhibit 10.1, Form 8-K, filed May 31, 2005, File No. 1-8489, incorporated by reference).

10.3	Restricted stock award agreement dated May 26, 2005 between Dominion Resources, Inc. and Thos. E. Capps (Exhibit 10.2, Form 8-K filed May 31, 2005, File No. 1-8489, incorporated by reference).
12	Ratio of earnings to fixed charges (filed herewith).
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

DOMINION RESOURCES, INC. Registrant

August 3, 2005	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)