Form 10-Q
period 2005-09-30
DOMINION RESOURCES INC /VA/
filed 2005-11-03
CIK 715957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No    X

At September 30, 2005, the latest practicable date for determination, 347,275,708 shares of common stock, without par value, of the registrant were outstanding.

DOMINION RESOURCES, INC.

INDEX

DOMINION RESOURCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions, except per share amounts)
Operating Revenue	$4,564	$3,292	$12,933	$10,211

Operating Expenses
Electric fuel and energy purchases, net	1,752	612	3,536	1,705
Purchased electric capacity	121	153	376	451
Purchased gas, net	629	414	2,405	2,036
Liquids, pipeline capacity and other purchases	392	287	1,054	677
Other operations and maintenance	1,010	636	2,330	1,762
Depreciation, depletion and amortization	355	328	1,050	964
Other taxes	120	107	419	383
Total operating expenses	4,379	2,537	11,170	7,978

Income from operations	185	755	1,763	2,233

Other income	65	42	148	133
Interest and related charges:
Interest expense	211	205	627	610
Interest expense - junior subordinated notes payable to affiliated trusts	27	30	79	87
Subsidiary preferred dividends	4	4	12	12
Total interest and related charges	242	239	718	709

Income before income taxes	8	558	1,193	1,657
Income tax expense (benefit)	(2)	221	422	617
Income from continuing operations	10	337	771	1,040
Income (loss) from discontinued operations (1)	5	--	5	(15)

Net Income	$ 15	$ 337	$ 776	$ 1,025

Earnings Per Common Share - Basic
Income from continuing operations	$0.03	$1.02	$2.26	$3.18
Income (loss) from discontinued operations	0.01	--	0.01	(0.05)
Net income	$0.04	$1.02	$2.27	$3.13

Earnings Per Common Share - Diluted
Income from continuing operations	$0.03	$1.02	$2.25	$3.16
Income (loss) from discontinued operations	0.01	--	0.01	(0.04)
Net income	$0.04	$1.02	$2.26	$3.12

Dividends paid per common share	$0.670	$0.645	$2.010	$1.935

____________
(1) Net of income tax expense of $3 million for the three and nine months ended September 30, 2005 and income tax benefit of $4 million for the nine months ended September 30, 2004.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)
	September 30, 2005	December 31, 2004(1)
ASSETS	(millions)
Current Assets
Cash and cash equivalents	$ 1,237	$ 361
Customer accounts receivable (net of allowance of $34 in 2005 and $43 in 2004)	2,550	2,585
Other accounts receivable	213	320
Inventories	1,162	893
Derivative assets	6,005	1,713
Deferred income taxes	1,126	594
Other	853	628
Total current assets	13,146	7,094

Investments
Available for sale securities	301	335
Nuclear decommissioning trust funds	2,490	2,023
Other	787	810
Total investments	3,578	3,168

Property, Plant and Equipment
Property, plant and equipment	41,375	38,663
Accumulated depreciation, depletion and amortization	(12,828)	(11,947)
Total property, plant and equipment, net	28,547	26,716

Deferred Charges and Other Assets
Goodwill, net	4,298	4,298
Regulatory assets	800	788
Prepaid pension cost	1,924	1,947
Derivative assets	2,364	705
Other	932	702
Total deferred charges and other assets	10,318	8,440

Total assets	$55,589	$45,418

____________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)
	September 30, 2005	December 31, 2004(1)
LIABILITIES AND SHAREHOLDERS' EQUITY	(millions)
Current Liabilities
Securities due within one year	$ 924	$ 1,368
Short-term debt	1,114	573
Accounts payable, trade	2,183	1,956
Accrued interest, payroll and taxes	701	578
Derivative liabilities	9,398	2,858
Other	1,023	695
Total current liabilities	15,343	8,028

Long-Term Debt
Long-term debt	15,273	14,078
Junior subordinated notes payable to affiliated trusts	1,424	1,429
Total long-term debt	16,697	15,507

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,747	5,499
Asset retirement obligations	2,065	1,705
Derivative liabilities	4,908	1,583
Regulatory liabilities	646	610
Other	1,150	803
Total deferred credits and other liabilities	13,516	10,200

Total liabilities	45,556	33,735

Commitments and Contingencies (see Note 14)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders' Equity
Common stock - no par(2)	11,268	10,888
Other paid-in capital	120	92
Retained earnings	1,528	1,442
Accumulated other comprehensive loss	(3,140)	(996)
Total common shareholders' equity	9,776	11,426

Total liabilities and shareholders' equity	$55,589	$45,418

____________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.
(2) 500 million shares authorized; 347 million shares outstanding at September 30, 2005 and 340 million shares outstanding at December 31, 2004.

The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2005	2004
	(millions)
Operating Activities
Net income	$ 776	$ 1,025
Adjustments to reconcile net income to net cash from operating activities:
DCI impairment losses	17	64
Net unrealized loss (gain) on energy-related derivatives	680	(88)
Depreciation, depletion and amortization	1,143	1,060
Deferred income taxes and investment tax credits, net	(51)	739
Gain on sale of emissions allowances	(138)	(21)
Other adjustments to income, net	(7)	(41)
Changes in:
Accounts receivable	35	429
Inventories	(215)	(111)
Deferred fuel and purchased gas costs, net	53	75
Prepayments	(56)	(347)
Accounts payable, trade	202	(306)
Accrued interest, payroll and taxes	150	(32)
Deferred revenues	(243)	(154)
Margin deposit assets and liabilities	151	9
Other operating assets and liabilities	1	63
Net cash provided by operating activities	2,498	2,364

Investing Activities
Plant construction and other property additions	(1,175)	(922)
Additions to gas and oil properties, including acquisitions	(1,243)	(953)
Proceeds from sale of gas and oil properties	580	413
Acquisition of businesses	(877)	--
Proceeds from sale of loans and securities	626	363
Purchases of securities	(706)	(397)
Proceeds from sale of emissions allowances	189	25
Advances to lessor for project under construction	--	(120)
Reimbursement from lessor for project under construction	--	793
Other	113	135
Net cash used in investing activities	(2,493)	(663)

Financing Activities
Issuance (repayment) of short-term debt, net	541	(1,104)
Issuance of long-term debt	2,300	477
Repayment of long-term debt	(1,621)	(772)
Issuance of common stock	655	307
Repurchase of common stock	(276)	--
Common dividend payments	(690)	(635)
Other	(38)	(4)
Net cash provided by (used in) financing activities	871	(1,731)

Increase (decrease) in cash and cash equivalents	876	(30)
Cash and cash equivalents at beginning of period	361	126
Cash and cash equivalents at end of period	$ 1,237	$ 96

Supplemental Cash Flow Information
Noncash transactions from investing and financing activities:
Assumption of debt related to acquisition of non-utility generating facility	$62	$134

____________
The accompanying notes are an integral part of the Consolidated Financial Statements.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Dominion Resources, Inc. (Dominion) is a holding company headquartered in Richmond, Virginia. Its principal subsidiaries are Virginia Electric and Power Company (Virginia Power), Consolidated Natural Gas Company (CNG) and Dominion Energy, Inc. (DEI). Dominion and CNG are registered public utility holding companies under the Public Utility Holding Company Act of 1935 (1935 Act). In August 2005, the President of the United States signed the Energy Policy Act of 2005, which provides for the repeal of the 1935 Act in February 2006.

Virginia Power is a regulated public utility that generates, transmits and distributes electricity within an area of approximately 30,000-square-miles in Virginia and northeastern North Carolina. Virginia Power serves approximately 2.3 million retail customer accounts, including governmental agencies and wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. Virginia Power, through a nonregulated subsidiary, has trading relationships beyond the geographic limits of its retail service territory and buys and sells natural gas, electricity and other energy-related commodities. On May 1, 2005, Virginia Power became a member of PJM Interconnection, LLC (PJM), a regional transmission organization (RTO). As a result, Virginia Power transferred functional control of its electric transmission facilities to PJM and integrated its control area into the PJM energy markets.

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

Note 2.    Significant Accounting Policies
As permitted by the rules and regulations of the SEC, the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the opinion of Dominion's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly Dominion's financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004.

Dominion makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

The accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Dominion and all majority-owned subsidiaries and those variable interest entities (VIEs) where Dominion has been determined to be the primary beneficiary.

Dominion reports certain contracts and instruments at fair value in accordance with GAAP. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, Dominion estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of Dominion's estimation techniques.

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

Stock-based Compensation
The following table illustrates the pro forma effect on net income and earnings per share (EPS) if Dominion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions, except EPS)
Net income, as reported	$15	$337	$776	$1,025
Add: actual stock-based compensation expense, net of tax	3	2	9	6
Deduct: pro forma stock-based compensation expense, net of tax	(3)	(4)	(10)	(14)
Net income, pro forma	$15	$335	$775	$1,017

Basic EPS - as reported	$0.04	$1.02	$2.27	$3.13
Basic EPS - pro forma	$0.04	$1.01	$2.27	$3.11

Diluted EPS - as reported	$0.04	$1.02	$2.26	$3.12
Diluted EPS - pro forma	$0.04	$1.01	$2.26	$3.09

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3.     Recently Issued Accounting Standards
FIN 47
In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Uncertainty about the timing and/or method of settlement is required to be factored into the measurement of the liability when sufficient information exists. Dominion will adopt FIN 47 on December 31, 2005 and is currently evaluating its impact, which could be material to Dominion's results of operations and financial condition.

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

Dominion's restricted stock awards contain terms that accelerate vesting upon retirement. Under current practice, compensation cost for these awards is recognized over the stated vesting term unless vesting is actually accelerated by retirement. Upon adoption of SFAS No. 123R, Dominion will continue to recognize compensation cost over the stated vesting term for existing restricted stock awards, but will be required to recognize compensation cost over the shorter of the stated vesting term or period from the date of grant to the date of retirement eligibility for newly issued or modified restricted stock awards. At September 30, 2005, unrecognized compensation cost for restricted stock awards held by retirement eligible employees totaled $15 million.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff's views regarding the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In August 2005, the FASB issued Staff Position 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R, (FSP 123R-1) to defer at this time the requirement of SFAS No. 123R, that a freestanding financial instrument originally subject to SFAS No. 123R becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Dominion will apply the additional guidance provided by SAB 107 and FSP 123R-1 upon implementation of SFAS No. 123R.

Dominion must adopt SFAS No. 123R and related guidance on January 1, 2006 for its outstanding unvested awards as well as for awards granted, modified, repurchased or cancelled on or after that date. Compensation expense expected to be recognized for unvested stock options outstanding at adoption is not expected to be material.

SFAS No. 154
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Dominion will apply the provisions of SFAS No. 154 beginning January 1, 2006.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

EITF 04-5
In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified and is effective for general partners in all other limited partnerships beginning January 1, 2006. Dominion is currently evaluating existing relationships to determine the impact that EITF 04-5 may have on its results of operations and financial condition.

EITF 04-13
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

Under the primary guidance of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, Dominion presents the sales and purchases related to its crude oil buy/sell arrangements on a gross basis in its Consolidated Statements of Income. These transactions require physical delivery of the crude oil and the risks and rewards of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling and counterparty nonperformance risk. Amounts currently shown on a gross basis in Dominion's Consolidated Statements of Income are summarized below.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Sale activity included in operating revenue	$126	$105	$302	$212

Purchase activity included in operating expenses(1)	121	98	289	195

_________________________
(1) Included in Liquids, pipeline capacity and other purchases

In September 2005, the FASB ratified the EITF's consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that will require buy/sell and related agreements to be presented on a net basis in the Consolidated Statements of Income if they are entered into in contemplation of one another. This new guidance is required to be applied to all new arrangements entered into, and modifications or renewals of existing arrangements, for reporting periods beginning after March 16, 2006. Dominion is currently assessing the impact that this new guidance may have on its income statement presentation of these transactions; however, there will be no impact on Dominion's results of operations or cash flows.

Note 4.     Acquisition of Kewaunee Power Station

In July 2005, Dominion completed the acquisition of the 568-megawatt Kewaunee nuclear power station (Kewaunee), located in northeastern Wisconsin, from Wisconsin Public Service Corporation, a subsidiary of WPS Resources Corporation (WPS), and Wisconsin Power and Light Company (WP&L), a subsidiary of Alliant Energy Corporation for approximately $192 million in cash. Dominion sells 100% of the facility's output to WPS (59%) and WP&L (41%) under two power purchase agreements that will expire in 2013. The operations of Kewaunee are included in the Dominion Generation operating segment.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Dominion may make adjustments to the initial purchase price allocation to reflect the receipt of additional information.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5.     Operating Revenue
Dominion's operating revenue consists of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenue	(millions)
Regulated electric sales	$1,729	$1,455	$4,296	$4,011
Regulated gas sales	122	110	1,117	953
Nonregulated electric sales	1,081	356	2,336	958
Nonregulated gas sales	593	363	1,813	1,466
Gas transportation and storage	180	151	635	579
Gas and oil production	358	429	1,177	1,210
Other	501	428	1,559	1,034
Total operating revenue	$4,564	$3,292	$12,933	$10,211

Note 6.     Income Taxes
A reconciliation of income taxes at the U.S. statutory rate as compared to the income tax expense (benefit) recorded in Dominion's Consolidated Statements of Income is presented below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Income before income taxes	$8	$558	$1,193	$1,657

Income taxes at U.S. statutory rate	3	195	418	580

Amortization of investment tax credits	(3)	(3)	(10)	(10)
Other benefits and taxes/foreign operations	--	(1)	(11)	--
Employee pension and other benefits	(11)	(2)	(15)	(7)
Employee stock ownership plan deduction	(4)	(3)	(9)	(8)
Changes in valuation allowance	--	--	1	(9)
State taxes, net of federal benefit	13	22	46	49
Other, net	--	13	2	22
Income tax expense (benefit)	$(2)	$221	$422	$617

Dominion's effective tax rate was (31.6%) and 39.6% for the three months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005, the income tax benefit and negative effective tax rate primarily reflect the effects of the substantial decrease in income before income taxes and the items identified above that result from differences in the reported provision for income taxes, as compared to the amount calculated at the U.S. statutory rate.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7.     Earnings Per Share

The following table presents the calculation of Dominion's basic and diluted EPS:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions, except EPS)
Income from continuing operations	$10	$337	$771	$1,040
Income (loss) from discontinued operations	5	--	5	(15)
Net income	$15	$337	$776	$1,025

Basic EPS
Average shares of common stock outstanding - basic	342.9	329.7	341.0	327.3
Income from continuing operations	$0.03	$1.02	$2.26	$3.18
Income (loss) from discontinued operations	0.01	--	0.01	(0.05)
Net income	$0.04	$1.02	$2.27	$3.13

Diluted EPS
Average shares of common stock outstanding	342.9	329.7	341.0	327.3
Net effect of potentially dilutive securities(1)	2.1	1.3	2.1	1.4
Average shares of common stock outstanding - diluted	345.0	331.0	343.1	328.7
Income from continuing operations	$0.03	$1.02	$2.25	$3.16
Income (loss) from discontinued operations	0.01	--	0.01	(0.04)
Net income	$0.04	$1.02	$2.26	$3.12

_________________
(1) Potentially dilutive securities consist of options, restricted stock, equity-linked securities, contingently convertible senior notes and shares issuable under a forward equity sale agreement.

Potentially dilutive securities with the right to purchase approximately 4.3 million and 4.8 million common shares for the three months ended September 30, 2005 and 2004, respectively, and 2.9 million and 4.1 million common shares for the nine months ended September 30, 2005 and 2004, respectively, were not included in the respective period's calculation of diluted EPS because the exercise and purchase prices included in those instruments were greater than the average market price of the common shares.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8.     Comprehensive Income
The following table presents total comprehensive income (loss):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Net income	$15	$337	$776	$1,025
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings(1)	(1,239)	(261)	(2,154)	(695)
Other(2)	29	10	10	(33)
Other comprehensive loss	(1,210)	(251)	(2,144)	(728)
Total comprehensive income (loss)	$(1,195)	$ 86	$(1,368)	$ 297

________________
(1) Primarily due to unfavorable changes in the fair value of certain commodity derivatives resulting from an increase in commodity prices. The increase in commodity prices also resulted in an increase in the net derivative liability reported in Dominion's Consolidated Balance Sheet as of September 30, 2005.
(2) Primarily reflects the impact of both unrealized gains (losses) on investments held in decommissioning trusts and foreign currency translation adjustments.

Note 9.     Hedge Accounting Activities
Dominion is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased as well as currency exchange and interest rate risks of its business operations. Dominion uses derivative instruments to mitigate its exposure to these risks and designates certain derivative instruments as fair value or cash flow hedges for accounting purposes as allowed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Selected information about Dominion's hedge accounting activities follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:	(millions)
Fair value hedges	$ 12	$ 3	$ 17	$ 7
Cash flow hedges (1)	(28)	3	(49)	5
Net ineffectiveness	$(16)	$ 6	$(32)	$12

Portion of gains (losses) on hedging instruments excluded from measurement of effectiveness and included in net income:
Fair value hedges (2)	$ 4	$(9)	$5	$(12)
Cash flow hedges (3)	1	26	(1)	102
Total	$ 5	$17	$4	$90

__________________
(1) Represents an increase in hedge ineffectiveness expense primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by exploration and production operations and the delivery location and commodity specifications of Dominion's forecasted gas and oil sales.
(2) Amounts relate to changes in the difference between spot prices and forward prices.
(3) Amounts relate to changes in options' time value.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheet at September 30, 2005:
	AOCI After-Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months, After-Tax	Maximum Term
	(millions)
Commodities:
Gas	$(1,866)	$ (1,018)	60 months
Oil	(611)	(278)	39 months
Electricity	(867)	(485)	39 months
Interest rate	(18)	4	249 months
Foreign currency	27	10	26 months
Total	$(3,335)	$(1,767)

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

As a result of a delay in reaching anticipated production levels in the Gulf of Mexico, Dominion discontinued hedge accounting for certain cash flow hedges in March 2005 since it became probable that the forecasted sales of oil would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion reclassified $30 million ($19 million after-tax) of losses from AOCI to earnings in March 2005. Through September 30, 2005, Dominion has recognized additional losses of $29 million ($19 million after-tax) due to subsequent changes in the fair value of these contracts.

Additionally, due to interruptions in Gulf of Mexico and South Louisiana gas and oil production caused by Hurricanes Katrina and Rita, Dominion discontinued hedge accounting for certain cash flow hedges in August and September 2005 since it became probable that the forecasted sales of gas and oil would not occur. The discontinuance of hedge accounting for these contracts resulted in the following losses:

  $37 million ($24 million after-tax) reclassified from AOCI to earnings for contracts that settled in the three months ended September 30, 2005 for which delivery did not occur;
  $386 million ($248 million after-tax) reclassified from AOCI to earnings for contracts that will settle in future periods; and
  $133 million ($85 million after-tax) due to subsequent changes in the fair value of these contracts.

Losses related to the discontinuance of hedge accounting were reported in other operations and maintenance expense in the Consolidated Statements of Income.

While Dominion's facilities were not significantly damaged by the hurricanes, certain production capability remains off-line primarily due to damage to downstream infrastructure owned by third parties. At this time, Dominion is not able to predict with certainty when off-line production will resume. If, in the future, it becomes probable that additional forecasted sales of gas and oil will not occur, it may be necessary to discontinue hedge accounting for cash flow hedges related to those forecasted sales.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10.     Asset Retirement Obligations
The following table describes the changes to Dominion's asset retirement obligations during the nine months ended September 30, 2005:
Amount
(millions)
Asset retirement obligations at December 31, 2004(1)	$1,707
Obligations incurred during the period(2)	332
Obligations settled during the period	(10)
Accretion expense	74
Revisions in estimated cash flows	(28)
Other	(8)
Asset retirement obligations at September 30, 2005(1)	$2,067

______________
(1) Amount includes $2 million reported in other current liabilities.
(2) Approximately $309 million of the obligations incurred during the period relate to the acquisition of Kewaunee in July 2005.

Note 11.     Ceiling Test
Dominion follows the full cost method of accounting for gas and oil exploration and production activities as prescribed by the SEC. Under the full cost method, capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves, assuming period-end hedge-adjusted prices. Approximately 11% of Dominion's anticipated production is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of September 30, 2005.

Note 12.     Variable Interest Entities
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

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of September 30, 2005, no further information has been received from the three remaining potential VIEs. Dominion will continue its efforts to obtain information and will complete an evaluation of its relationship with each of these potential VIEs, if sufficient information is ultimately obtained. Dominion has remaining purchase commitments with these three potential VIE supplier entities of $2.1 billion at September 30, 2005. Dominion paid $45 million and $47 million for electric generation capacity and $107 million and $43 million for electric energy to these entities in the three months ended September 30, 2005 and 2004, respectively. Dominion paid $146 million for electric generation capacity in the nine months ended September 30, 2005 and 2004 and $188 million and $124 million for electric energy to these entities in the same periods of 2005 and 2004, respectively.

During the first and second quarters of 2005, Dominion entered into three long-term contracts with unrelated limited liability corporations (LLCs) to purchase synthetic fuel produced from coal. Certain variable pricing terms in the contracts protect the equity holders from variability in the cost of their coal purchases, and therefore, the LLCs were determined to be VIEs. Dominion's only obligation under the contractual arrangement is to purchase the synthetic fuel that the LLCs produce. After completing its FIN 46R analysis, Dominion concluded that although its interests in the contracts, as a result of their pricing terms, represent variable interests in the LLCs, Dominion is not the primary beneficiary. Dominion paid $67 million and $130 million to the LLCs for coal and synthetic fuel produced from coal in the three months and nine months ended September 30, 2005, respectively.

In accordance with FIN 46R, Dominion consolidates certain variable interest lessor entities through which Dominion has financed and leased several power generation projects, as well as its corporate headquarters and aircraft. Dominion's Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 reflect net property, plant and equipment of $950 million and $963 million, respectively, and $1.1 billion of debt related to these entities. The debt is nonrecourse to Dominion and is secured by the entities' property, plant and equipment.

Note 13.     Significant Financing Transactions
Credit Facilities and Short-Term Debt
Dominion, Virginia Power and CNG (collectively the Dominion Companies) use short-term debt, primarily commercial paper, to fund working capital requirements, as a bridge to long-term debt financing and as bridge financing for acquisitions, if applicable. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, the Dominion Companies utilize cash and letters of credit to fund collateral requirements under their commodities hedging program. Collateral requirements are impacted by commodity prices, hedging levels and the credit quality of the Dominion Companies and their counterparties. In May 2005, the Dominion Companies entered into a $2.5 billion five-year joint revolving credit facility that replaced their $1.5 billion three-year facility dated May 2004 and their $750 million three-year facility dated May 2002. In August 2005, CNG entered into a $1.75 billion five-year facility that replaced its $1.5 billion three-year facility dated August 2004. At September 30, 2005, the Dominion Companies had committed lines of credit totaling $4.25 billion. Although there were no loans outstanding, these lines of credit support commercial paper borrowings and letter of credit issuances. At September 30, 2005, the Dominion Companies had the following commercial paper and letters of credit outstanding and capacity available under credit facilities:
	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Remaining
	(millions)
Five-year joint credit facility(1)	$2,500	$1,094	$1,248	$158
Five-year CNG credit facility(2)	1,750	--	1,547	203
Totals	$4,250	$1,094	$2,795	$361

__________________________
(1) The $2.5 billion five-year credit facility was entered into in May 2005 and terminates in May 2010. This credit facility can also be used to support up to $1.25 billion of letters of credit.
(2) The $1.75 billion five-year credit facility is used to support the issuance of letters of credit and commercial paper by CNG to fund collateral requirements under its gas and oil hedging program. The facility was entered into in August 2005 and terminates in August 2010.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion and CNG have entered into several bilateral credit facilities in addition to the facilities above in order to provide collateral required on derivative contracts used in their risk management strategies for merchant generation and gas and oil production operations, respectively. Collateral requirements have increased significantly in 2005 as a result of escalating commodity prices. At September 30, 2005, Dominion and CNG had the following letter of credit facilities:
Company	Facility Limit	Outstanding Letters of Credit	Facility Capacity Remaining	Date of Facility	Facility Maturity Date
	(millions)	(millions)
CNG	$100	$100	$ --	June 2004	June 2007
CNG	100	100	--	August 2004	August 2009
CNG(1)	840	840	--	October 2004	October 2005
CNG	1,900	1,242	658	August 2005	February 2006
Dominion Resources, Inc.	200	200	--	August 2005	February 2006
Dominion Resources, Inc.	150	150	--	September 2005	March 2006
	$3,290	$2,632	$658

__________________________
(1) In October 2004, CNG entered into three letter of credit agreements totaling $700 million that were increased to $840 million in August 2005. In October 2005, two of the three letter of credit agreements totaling $550 million were extended and now have a current maturity date of April 2006. The remaining $290 million letter of credit agreement expired in October 2005.

In October 2005, Dominion entered into an additional $290 million letter of credit agreement that terminates in April 2006. The agreement will be used to provide collateral required on derivative contracts used in its risk management strategies for merchant generation and gas and oil production operations.

In connection with its commodity hedging activities, Dominion is required to provide collateral to counterparties under some circumstances. Under certain collateral arrangements, Dominion may satisfy these requirements by electing to either deposit cash, post letters of credit or, in some cases, utilize other forms of security. From time to time, Dominion varies the form of collateral provided to counterparties after weighing the costs and benefits of various factors associated with the different forms of collateral. These factors include short-term borrowing and short-term investment rates, the spread over these short-term rates at which Dominion can issue commercial paper, balance sheet impacts, the costs and fees of alternative collateral postings with these and other counterparties and overall liquidity management objectives.

Long-Term Debt
During the nine months ended September 30, 2005, Dominion Resources, Inc. issued the following long-term debt:
Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$1,000	variable	2007	Dominion Resources, Inc.
Senior notes	300	4.75%	2010	Dominion Resources, Inc.
Senior notes	500	5.15%	2015	Dominion Resources, Inc.
Senior notes	500	5.95%	2035	Dominion Resources, Inc.
Total	$2,300

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

Dominion Resources, Inc. and its subsidiaries repaid $1.6 billion of long-term debt during the nine months ended September 30, 2005.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Convertible Securities
As discussed in Note 17 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, $220 million of outstanding contingent convertible senior notes are convertible by holders into a combination of cash and shares of Dominion's common stock under certain circumstances. At September 30, 2005, since none of the conditions had been met, these senior notes are not yet subject to conversion. In 2004 and 2005, Dominion entered into exchange transactions with respect to these contingent convertible senior notes in contemplation of EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Dominion exchanged the outstanding notes for new notes with a conversion feature that requires that the principal amount of each note be repaid in cash. The notes are valued at a conversion rate of 13.5865 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $73.60. Amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases.

The new notes have been included in the diluted EPS calculation using the method described in EITF 04-8. Under this method, the number of shares included in the denominator of the diluted EPS calculation is calculated as the net shares issuable for the reporting period based upon the average market price for the period. This resulted in an increase to the average shares outstanding used in the calculation of Dominion's diluted EPS since the conversion price of $73.60 included in the notes was lower than the average market price of Dominion's common stock over the period.

Issuance of Common Stock
In the nine months ended September 30, 2005, Dominion received proceeds of $336 million for 5.6 million shares issued through Dominion Direct® (a dividend reinvestment and open enrollment direct stock purchase plan), employee savings plans and the exercise of employee stock options. In February 2005, Dominion Direct® and the Dominion employee savings plans began purchasing Dominion common stock on the open market with the proceeds received through these two programs, rather than having additional new common shares issued.

Repurchases of Common Stock
In February 2005, Dominion was authorized by its Board of Directors to repurchase up to the lesser of 25 million shares or $2.0 billion of Dominion's outstanding common stock. In the nine months ended September 30, 2005, Dominion repurchased 3.7 million shares for approximately $276 million.

Forward Equity Transaction
As described in Note 19 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, Dominion entered into a forward equity sale agreement (forward agreement) with Merrill Lynch International (MLI), as forward purchaser, relating to 10 million shares of Dominion's common stock. The forward agreement provided for the sale of two tranches consisting of 2 million and 8 million shares of Dominion common stock, respectively, each with stated maturity dates and settlement prices.

Dominion elected to cash settle the first tranche in December 2004 and paid MLI $5.8 million, representing the difference between Dominion's share price and the applicable forward sale price, multiplied by the 2 million shares. Additionally, Dominion elected to cash settle 3 million shares of the second tranche in February 2005 and paid MLI $17.4 million. Dominion recorded these settlement payments as reductions to common stock in its Consolidated Balance Sheets.

In April 2005, Dominion entered into an agreement with MLI that extended the settlement date for the remaining 5 million shares of the second tranche to August 2005. In August 2005, Dominion delivered 5 million newly issued shares of its common stock to MLI, and received proceeds of $319.7 million as final settlement of the forward agreement.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14.     Commitments and Contingencies
Other than the matters discussed below, there have been no significant developments regarding the commitments and contingencies disclosed in Note 22 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, Note 16 to the Consolidated Financial Statements in Dominion's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 or Note 12 to the Consolidated Financial Statements in Dominion's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 nor have any significant new matters arisen during the three months ended September 30, 2005.

Income Taxes
As a matter of course, Dominion is regularly audited by federal and state tax authorities. Dominion establishes liabilities for probable tax-related contingencies in accordance with SFAS No. 5, Accounting for Contingent Liabilities, and reviews them in light of changing facts and circumstances. Although the results of these audits are uncertain, Dominion believes that the ultimate outcome will not have a material adverse effect on Dominion's financial position. At September 30, 2005 and December 31, 2004, Dominion's Consolidated Balance Sheets reflect $163 million and $54 million, respectively, of tax-related contingent liabilities, including accrued interest.

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

Guarantees
As of September 30, 2005, Dominion and its subsidiaries had issued $7.3 billion of guarantees, including: $4.0 billion to support commodity transactions of subsidiaries; $1.3 billion for subsidiary debt; $898 million related to a subsidiary leasing obligation for the Fairless Energy power station (Fairless); $588 million related to subsidiaries' nuclear obligations; $474 million for guarantees supporting other agreements of subsidiaries and $39 million for guarantees supporting third parties and equity method investees. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties. While the majority of these guarantees do not have a termination date, Dominion may choose at any time to limit the applicability of such guarantees to future transactions. To the extent that a liability subject to a guarantee has been incurred by a consolidated subsidiary, that liability is included in Dominion's Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees on behalf of its subsidiaries in the Consolidated Financial Statements, unless it becomes probable that Dominion will have to perform under the guarantees. No such liabilities have been recognized as of September 30, 2005. Dominion believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

Surety Bonds and Letters of Credit
As of September 30, 2005 Dominion had also purchased $69 million of surety bonds and authorized the issuance of standby letters of credit by financial institutions of $5.5 billion. Dominion enters into these arrangements to facilitate commercial transactions by its subsidiaries with third parties.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Lease Commitment
In September 2005, Dominion and two other gas and oil exploration and production companies signed a four-year drilling contract related to a new ultra-deepwater drilling rig, to be named ENSCO 8500, that is expected to be delivered in mid-2008. The contract has a four-year primary term, plus four one-year extension options. Dominion's minimum commitment under the agreement is for approximately $96 million over the four-year term.

Nuclear Operations
The Price-Anderson Act provides the public up to $10.8 billion of protection per nuclear incident via obligations required of owners of nuclear power plants. Dominion has purchased $300 million of coverage from the commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. With the acquisition of Kewaunee in July 2005, Dominion has seven licensed reactors. In the event of a nuclear incident at any licensed nuclear reactor in the United States, Dominion could be assessed up to $100.6 million for each of its seven licensed reactors not to exceed $15 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The Price-Anderson Act was first enacted in 1957 and was renewed again in 2005.

Dominion's current level of property insurance coverage ($2.55 billion for North Anna, $2.55 billion for Surry, $2.75 billion for Millstone, and $1.8 billion for Kewaunee) exceeds the Nuclear Regulatory Commission's (NRC) minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance are used first to return the reactor to and maintain it in a safe and stable condition and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Dominion's nuclear property insurance is provided by the Nuclear Electric Insurance Limited (NEIL), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $87 million. Based on the severity of the incident, the board of directors of Dominion's nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. Dominion has the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

Dominion purchases insurance from NEIL to cover the cost of replacement power during the prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, Dominion is subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period's maximum assessment is $31 million.

Old Dominion Electric Cooperative, a part owner of North Anna Power Station, and Massachusetts Municipal Wholesale Electric Company and Central Vermont Public Service Corporation, part owners of Millstone's Unit 3, are responsible for their share of the nuclear decommissioning obligation and insurance premiums on applicable units, including any retrospective premium assessments and any losses not covered by insurance.

Note 15.      Credit Risk
As a diversified energy company, Dominion transacts with major companies in the energy industry and with commercial and residential energy consumers. As a result of its large and diverse customer base, Dominion is not exposed to a significant concentration of credit risk for receivables arising from utility electric and gas operations, including transmission services, and retail energy sales. Dominion's exposure to credit risk is concentrated primarily within its sales of gas and oil production and energy trading, marketing and commodity hedging activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy trading, marketing and hedging activities include trading of energy-related commodities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. At September 30, 2005, gross credit exposure related to these transactions totaled $1.6 billion, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, Dominion's credit exposure is reduced to $1.4 billion. Of this amount, investment grade counterparties represent 65% and no single counterparty exceeded 13%. As of September 30, 2005 and December 31, 2004, Dominion had margin deposit assets (reported in other current assets) of $236 million and $179 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $236 million and $28 million, respectively.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16.     Discontinued Operations - Telecommunications Operations
The following table presents selected information related to Dominion's discontinued telecommunications operations:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Operating Revenue	$--	$--	$--	$8

Income (loss) before income taxes	8	--	8	(19)

In May 2004, Dominion completed the sale of its discontinued telecommunications operations to Elantic Telecom, Inc. (ETI) resulting in a loss of $11 million ($7 million after-tax). In July 2004, ETI filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which was subsequently approved by the U.S. Bankruptcy Court. ETI's plan of reorganization became effective in May 2005, and ETI emerged from bankruptcy. In September 2005, ETI, its parent and various Dominion entities reached a comprehensive settlement of various issues that was subsequently approved by the U.S. Bankruptcy Court. Dominion recognized a benefit of $8 million ($5 million after-tax) in the three months ended September 30, 2005, from the revaluation of an outstanding guarantee associated with the sale transaction. In addition to this $8 million outstanding guarantee, Dominion has several potential indemnification obligations related to its discontinued telecommunications operations.

Note 17.     Employee Benefit Plans
The following table illustrates the components of the provision for net periodic benefit cost for Dominion's pension and other postretirement benefit plans:
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Three Months Ended September 30,	(millions)
Service cost	$30	$25	$16	$15
Interest cost	56	47	21	20
Expected return on plan assets	(96)	(84)	(13)	(11)
Amortization of prior service cost	--	1	--	--
Amortization of transition obligation	--	--	1	3
Amortization of net loss	22	14	5	5
Net periodic benefit cost	$12	$ 3	$30	$32

Nine Months Ended September 30,
Service cost	$86	$73	$48	$48
Interest cost	161	142	62	61
Expected return on plan assets	(275)	(252)	(39)	(33)
Amortization of prior service cost (credit)	2	2	(1)	--
Amortization of transition obligation	--	--	3	8
Amortization of net loss	62	42	15	15
Net periodic benefit cost	$ 36	$ 7	$88	$99

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Employer Contributions
Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans during the first nine months of 2005. Dominion expects to contribute at least $40 million to its other postretirement benefit plans during the remainder of 2005. Under its funding policies, Dominion evaluates pension and other postretirement benefit plan funding requirements annually, usually in the second half of the year after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, the amount of additional contributions to be made in 2005 will be determined at that time.

Note 18.     Operating Segments
During the fourth quarter of 2004, Dominion performed an evaluation of its Clearinghouse trading and marketing operations, which resulted in a decision to exit certain energy trading activities and instead focus on the optimization of company assets. The financial impact of the Clearinghouse's optimization of company assets is now reported as part of the results of the business segments operating the related assets, in order to better reflect the performance of the underlying assets. As such, activities such as fuel management, hedging, selling the output of, contracting and optimizing the Dominion Generation assets are reported in the Dominion Generation segment. Activities related to corporate-wide enterprise commodity risk management and optimization services that are not focused on any particular business segment are reported in the Corporate and Other segment. Aggregation of gas supply and associated gas trading and marketing activities, as well as the prior year results of certain energy trading activities exited in connection with the reorganization continue to be reported in the Dominion Energy segment.

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

Dominion Generation includes the generation operations of Dominion's electric utility and merchant fleet as well as energy trading, marketing and hedging activities associated with the optimization of generation assets.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Nine Months Ended September 30, 2005

  A loss related to the discontinuance of hedge accounting in August and September 2005 for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges; and

  A charge related to the termination of a long-term power purchase agreement.

Nine Months Ended September 30, 2004

  A loss related to the discontinuance of hedge accounting in September 2004 for certain oil hedges resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan and subsequent changes in the fair value of those hedges during the third quarter; partially offset by

  A benefit related to the termination of a long-term power purchase agreement.

DOMINION RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Dominion Delivery	Dominion Energy	Dominion Generation	Dominion E&P	Corporate and Other	Adjs./ Elims.	Consolidated Total
Three Months Ended September 30, 2005	(millions)
Operating revenue - external customers	$659	$260	$2,606	$581	$16	$442	$4,564
Operating revenue - intersegment	3	475	57	59	130	(724)	--
Net income (loss) 2004	89	73	204	38	(389)	--	15
Operating revenue - external customers	$625	$425	$1,374	$613	$23	$232	$3,292
Operating revenue - intersegment	15	62	245	34	135	(491)	--
Net income (loss)	95	15	211	139	(123)	--	337

Nine Months Ended September 30, 2005
Operating revenue - external customers	$2,897	$1,016	$6,142	$1,917	$24	$937	$12,933
Operating revenue - intersegment	31	978	148	149	421	(1,727)	--
Net income (loss) 2004	346	236	403	339	(548)	--	776
Operating revenue - external customers	$2,701	$1,447	$3,715	$1,599	$51	$698	$10,211
Operating revenue - intersegment	57	302	587	114	386	(1,446)	--
Net income (loss)	358	105	409	431	(278)	--	1,025

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

Accounting Matters
Critical Accounting Policies and Estimates
As of September 30, 2005, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004. The policies disclosed included the accounting for: derivative contracts at fair value; goodwill and long-lived asset impairment testing; asset retirement obligations; employee benefit plans; regulated operations; gas and oil operations; and income taxes.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other
As discussed in Note 3 to the Consolidated Financial Statements, Dominion enters into buy/sell and related agreements as a means to reposition its offshore Gulf of Mexico crude oil production to more liquid marketing locations onshore. Under the primary guidance of EITF Issue No. 99-19, Dominion presents the sales and purchases related to its crude oil buy/sell arrangements on a gross basis in its Consolidated Statements of Income. In September 2005, the FASB ratified the EITF's consensus on Issue No. 04-13 that will require buy/sell and related agreements to be presented on a net basis in the Consolidated Statements of Income if they are entered into in contemplation of one another. This new guidance is required to be applied to all new arrangements entered into, and modifications or renewals of existing arrangements, for reporting periods beginning after March 16, 2006. Dominion is currently assessing the impact that this new guidance may have on its income statement presentation of these transactions; however, there will be no impact on Dominion's results of operations or cash flows.

Results of Operations
Segment results include the impact of intersegment revenues and expenses, which may result in an intersegment profit or loss. Following is a summary of contributions by operating segments to net income for the third quarter and year-to-date periods ended September 30, 2005 and 2004:

	Net Income		Diluted EPS
Third Quarter	2005	2004	2005	2004
	(millions, except per share amounts)

Dominion Delivery	$ 89	$ 95	$0.26	$0.29
Dominion Energy	73	15	0.21	0.04
Dominion Generation	204	211	0.59	0.64
Dominion E&P	38	139	0.11	0.42
Primary operating segments	404	460	1.17	1.39

Corporate and Other	(389)	(123)	(1.13)	(0.37)
Consolidated	$15	$337	$0.04	$1.02

Year-To-Date
Dominion Delivery	$346	$358	$1.01	$1.09
Dominion Energy	236	105	0.69	0.32
Dominion Generation	403	409	1.17	1.24
Dominion E&P	339	431	0.99	1.31
Primary operating segments	1,324	1,303	3.86	3.96

Corporate and Other	(548)	(278)	(1.60)	(0.84)
Consolidated	$776	$1,025	$2.26	$3.12

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Gulf of Mexico Hurricanes
Hurricanes Katrina and Rita struck the Gulf Coast area in late August and late September 2005, respectively. Due to the hurricanes, Dominion's production assets in the Gulf of Mexico and, to a lesser extent, South Louisiana were temporarily shut-in. Prior to the hurricanes, these assets were producing approximately 435 million cubic feet of natural gas equivalent per day (mmcfed). Dominion had forecasted production increases to approximately 700 mmcfed during October with the addition of four previously announced deepwater projects, plus other planned completion activity. As of late October, Dominion's Gulf of Mexico and South Louisiana assets were producing approximately 145 mmcfed. While Dominion's facilities were not significantly damaged by the hurricanes, production capability of approximately 555 mmcfed remained off-line primarily due to damage to downstream infrastructure owned by third parties. At this time, Dominion is not able to predict with certainty when off-line production will resume. Dominion expects that the financial impacts of delays in production will be mitigated by business interruption insurance that Dominion maintains for hurricane-related delays in natural gas and oil production. Dominion's business interruption insurance covers delays caused both by damage to its own production facilities and by damage to third party facilities downstream. Dominion's policy coverage for Hurricane Katrina has a 30-day deductible period and an event limit of $700 million, while its policy for Hurricane Rita has a 45-day deductible period and an event limit of $350 million.

The hurricanes have negatively impacted Dominion's earnings in 2005 due to:

  A reduction in expected gas and oil production;
  Losses resulting from the discontinuance of hedge accounting for certain cash flow hedges related to forecasted gas and oil production; and
  Expenses incurred to temporarily relocate Dominion's employees that were based in New Orleans.

The hurricanes could also negatively impact Dominion's earnings in 2005 and 2006 if the hurricanes result in a sustained increase in gas and oil prices. Specifically, Dominion could be affected by:

  The impact of higher prices on fuel expenses incurred by utility generation operations;
  An increase in the demand for and cost of gas and oil industry services and equipment; and
  Incremental expenses related to additional collateral required on derivative contracts used in Dominion's risk management strategies for gas and oil production.

Overview
Third Quarter 2005 vs. 2004
Dominion earned $0.04 per diluted share on net income of $15 million; a decrease of $0.98 per diluted share and $322 million. The per share amount includes approximately $0.01 of share dilution, reflecting an increase in the average number of common shares outstanding.

The combined net income contribution of Dominion's primary operating segments decreased $56 million primarily resulting from:

  A lower contribution from Dominion E&P due to:

    A decrease in gas and oil production resulting from interruptions caused by Hurricanes Katrina and Rita and the sale of the majority of Dominion's natural gas and oil properties in British Columbia, Canada in December 2004;

    An increase in hedge ineffectiveness expense primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by exploration and production operations and the delivery location and commodity specifications of Dominion's forecasted gas and oil sales; and

    The impact in the prior year of favorable changes in the fair value of certain oil options; partially offset by

  A higher contribution from Dominion Energy primarily reflecting the impact of losses in the prior year related to certain energy trading activities that were exited in December 2004.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The consolidated results also include the impact of significant specific items recognized in 2005 and 2004. These items were reported in the Corporate and Other segment, and included:

2005:

  A $357 million after-tax loss related to the discontinuance of hedge accounting for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges.

2004:

  A $61 million after-tax loss related to the discontinuance of hedge accounting for certain oil hedges resulting from a mid-September interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges;

  A $20 million after-tax charge for DCI asset impairments and tax adjustments attributable to sales of assets; partially offset by

  A $21 million after-tax benefit resulting from the termination of a long-term power purchase contract.

Year-To-Date 2005 vs. 2004
Dominion earned $2.26 per diluted share on net income of $776 million; a decrease of $0.86 per diluted share and $249 million. The per share amount includes approximately $0.10 of share dilution, reflecting an increase in the average number of common shares outstanding.

The combined net income contribution of Dominion's primary operating segments increased $21 million primarily resulting from:

  A higher contribution from Dominion Energy primarily reflecting the impact of losses in the prior year related to certain energy trading activities that were exited in December 2004; partially offset by

  A lower contribution from Dominion E&P resulting from:

    Lower gas production primarily due to interruptions caused by Hurricanes Katrina and Rita and the sale of the majority of Dominion's natural gas and oil properties in British Columbia, Canada in December 2004;

    Losses related to the discontinuance of hedge accounting in March 2005 for certain oil hedges primarily resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges;

    An increase in hedge ineffectiveness expense primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by exploration and production operations and the delivery location and commodity specifications of Dominion's forecasted gas and oil sales; and

    The impact in the prior year of favorable changes in the fair value of certain oil options; partially offset by

    The recognition of business interruption insurance revenue associated with Hurricane Ivan, higher average realized prices for gas and higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects.

The increased contribution by the operating segments in 2005 was more than offset by the impact of the following specific items recognized in 2005 and reported in the Corporate and Other segment:

  A $357 million after-tax loss related to the discontinuance of hedge accounting for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges; and

  A $47 million after-tax charge resulting from the termination of a long-term power purchase agreement.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The consolidated results also include the impact of significant specific items recognized in 2004. These items were reported in the Corporate and Other segment, and included:

  A $61 million after-tax loss related to the discontinuance of hedge accounting for certain oil hedges resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges;

  A $53 million after-tax charge related to the impairment of certain DCI assets and tax adjustments primarily attributable to sales of assets; partially offset by

  A $21 million after-tax benefit associated with the disposition of CNG International's (CNGI) investment in Australian pipeline assets that were sold during the second quarter of 2004; and

  A $21 million after-tax benefit resulting from the termination of a long-term power purchase contract.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion's results of operations.

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Operating Revenue	$ 4,564	$3,292	$ 12,933	$10,211

Operating Expenses
Electric fuel and energy purchases, net	1,752	612	3,536	1,705
Purchased electric capacity	121	153	376	451
Purchased gas, net	629	414	2,405	2,036
Liquids, pipeline capacity and other purchases	392	287	1,054	677
Other operations and maintenance	1,010	636	2,330	1,762
Depreciation, depletion and amortization	355	328	1,050	964
Other taxes	120	107	419	383

Other income	65	42	148	133
Interest and related charges	242	239	718	709
Income tax expense (benefit)	(2)	221	422	617

An analysis of Dominion's results of operations for the third quarter and year-to-date periods of 2005 compared to the third quarter and year-to-date periods of 2004 follows:

Third Quarter 2005 vs. 2004
Operating Revenue increased 39% to $4.6 billion, primarily reflecting:

  A $725 million increase in nonregulated electric sales revenue primarily reflecting a $314 million increase from the Dominion New England power plants acquired in January 2005 and the Kewaunee power plant acquired in July 2005, a $100 million increase attributable to other merchant generation stations primarily due to higher output and a $304 million increase from energy trading and marketing activities primarily related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005. These contracts were previously held for trading purposes as discussed in Note 18 to the Consolidated Financial Statements. The net impact of this change in classification was largely offset by similar changes in Other operations and maintenance expense and Electric fuel and energy purchases, net expense;

  A $274 million increase in regulated electric sales revenue primarily reflecting a $144 million increase due to the impact of a comparatively higher fuel rate for non-Virginia jurisdictional customers and a $110 million increase associated with the impact of favorable weather on customer usage. The increase resulting from a comparatively higher fuel rate was more than offset by an increase in Electric fuel and energy purchases, net expense;

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  A $230 million increase in nonregulated gas sales revenue largely reflecting a $192 million increase from gas aggregation activities primarily due to higher prices. The increase in revenue from gas aggregation activities was largely offset by corresponding increases in Purchased gas, net expense;

  A $73 million increase in other revenue primarily reflecting a $49 million increase in sales of emissions allowances held for resale due to higher prices and increased volumes, a $23 million increase in non-utility coal sales resulting from higher prices and a $21 million increase in sales of purchased oil by exploration and production operations. These increases were largely offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense; partially offset by

  A $71 million decrease in gas and oil production revenue primarily due to a decrease in production volumes resulting from interruptions caused by Hurricanes Katrina and Rita and the sale of the majority of Dominion's natural gas and oil properties in British Columbia, Canada in December 2004.

Operating Expenses and Other Items
Electric fuel and energy purchases, net expense increased 186% to $1.8 billion, primarily reflecting the combined effects of:

  A $478 million increase related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes as discussed in Operating Revenue;

  A $471 million increase related to utility operations primarily resulting from increased output and higher commodity prices including purchased power;

  A $137 million increase due to the Dominion New England power plants acquired in January 2005; and

  A $47 million increase due to an increase in fuel usage by other merchant generation facilities associated with higher output.

Purchased electric capacity expense decreased 21% to $121 million, as a result of the termination of several long-term power purchase agreements in connection with the purchase of the related generating facilities in 2004 and 2005.

Purchased gas, net expense increased 52% to $629 million, principally resulting from a $188 million increase related to gas aggregation activities discussed in Operating Revenue.

Liquids, pipeline capacity and other purchases expense increased 37% to $392 million, reflecting the combined impact of a $49 million increase in the cost of emissions allowances purchased for resale, a $27 million increase in the cost of coal purchased for resale and a $23 million increase related to purchases of oil by exploration and production operations, all of which are discussed in Operating Revenue.

Other operations and maintenance expense increased 59% to $1.0 billion, resulting from:

  A $556 million loss related to the discontinuance of hedge accounting for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges;

  A $99 million increase due to the Dominion New England power plants acquired in January 2005 and the Kewaunee power station acquired in July 2005;

  A $51 million increase resulting from higher incentive-based compensation, wages and pension and medical benefits;

  A $31 million increase in hedge ineffectiveness expense associated with exploration and production operations, primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by Dominion and the delivery location and commodity specifications of Dominion's forecasted gas and oil sales; partially offset by

  A $126 million decrease related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes as discussed in Operating Revenue;

  An $84 million gain resulting from the sale of excess emissions allowances; and

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  An $81 million benefit related to financial transmission rights granted by PJM to Dominion as a load-serving entity to offset the congestion costs associated with PJM spot market activity, which is included in Electric fuel and energy purchases, net expense; and

  The net impact in 2004 of the following:

    A $96 million loss related to the discontinuance of hedge accounting for certain oil hedges resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges; and

    $26 million in impairments related to various equity investments and several operating companies held by DCI; partially offset by

    A $45 million benefit due to favorable changes in the fair value of certain oil options related to exploration and production operations; and

    A $34 million benefit resulting from the termination of a long-term power purchase contract.

Depreciation, depletion and amortization expense (DD&A) increased 8% to $355 million, largely due to incremental depreciation and amortization expense resulting from the acquisition of the Dominion New England power plants and other property additions.

Other taxes increased 12% to $120 million, primarily due to higher property taxes resulting from the Dominion New England power plants acquired in January 2005 and higher severance taxes associated with increased commodity prices.

Other income increased 55% to $65 million, largely reflecting a $15 million increase in net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

Year-To-Date 2005 vs. 2004

Operating Revenue increased 27% to $12.9 billion, primarily reflecting:

  A $1.4 billion increase in nonregulated electric sales revenue due to a $743 million increase attributable to the Dominion New England power plants acquired in January 2005, the Kewaunee power plant acquired in July 2005 and the commencement of commercial operations at Fairless in June 2004, a $103 million increase from other merchant generation stations primarily due to higher output and a $557 million increase from energy trading and marketing activities primarily related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005. These contracts were previously held for trading purposes as discussed in Note 18 to the Consolidated Financial Statements. The net impact of this change in classification was largely offset by similar changes in Other operations and maintenance expense and Electric fuel and energy purchases, net expense;

  A $525 million increase in other revenue reflecting a $259 million increase in non-utility coal sales resulting from higher coal prices and increased sales volumes, a $179 million increase due to the recognition of business interruption insurance revenue associated with Hurricane Ivan and a $90 million increase in sales of purchased oil by exploration and production operations. The increase in other revenue related to coal and sales of purchased oil was largely offset by a corresponding increase in Liquids, pipeline capacity and other purchases expense;

  A $347 million increase in nonregulated gas sales revenue largely reflecting a $177 million increase from gas aggregation activities primarily due to higher prices ($257 million), partially offset by lower volumes ($80 million), a $98 million increase from gas marketing activities resulting from the impact of higher prices on settled contracts, partially offset by the effect of unfavorable price changes on unsettled contracts and a $73 million increase in sales of gas purchased by exploration and production operations to facilitate gas transportation and satisfy other agreements. The increases in revenue from gas aggregation activities and exploration and production operations were largely offset by corresponding increases in Purchased gas, net expense;

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  A $285 million increase in regulated electric sales revenue reflecting a $184 million increase due to the impact of a comparatively higher fuel rate for non-Virginia jurisdictional customers, a $54 million increase associated with the impact of favorable weather on customer usage and a $45 million increase from customer growth associated with new customer connections. The increase resulting from a comparatively higher fuel rate was more than offset by an increase in Electric fuel and energy purchases, net expense; and

  A $164 million increase in regulated gas sales revenue primarily related to the recovery of higher gas prices. The effect of this increase was offset by a comparable increase in Purchased gas, net expense; partially offset by

  A $33 million decrease in gas and oil production revenue reflecting an $85 million decrease in revenue from gas production, due to lower volumes ($197 million) largely resulting from interruptions in Gulf of Mexico production caused by Hurricanes Katrina and Rita and the sale of the majority of Dominion's natural gas and oil properties in British Columbia, Canada in December 2004, partially offset by higher average realized prices ($112 million). The decrease in revenue from gas production was partially offset by an increase in revenue from oil production ($56 million) primarily reflecting higher volumes.

Operating Expenses and Other Items
Electric fuel and energy purchases, net expense increased 107% to $3.5 billion, primarily reflecting the combined effects of:

  An $864 million increase related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes as discussed in Operating Revenue;

  A $569 million increase related to utility operations primarily resulting from increased output and higher commodity prices including purchased power; and

  A $376 million increase due to the Dominion New England power plants acquired in January 2005, the Kewaunee power plant acquired in July 2005 and the commencement of commercial operations at Fairless in June 2004.

Purchased electric capacity expense decreased 17% to $376 million, as a result of the termination of several long-term power purchase agreements in connection with the purchase of the related generating facilities in 2004 and 2005.

Purchased gas, net expense increased 18% to $2.4 billion, principally resulting from:

  A $165 million increase associated with regulated gas distribution operations discussed in Operating Revenue; and

  A $160 million increase associated with gas aggregation activities reflecting higher prices ($241 million), partially offset by lower volumes ($81 million); and

  A $75 million increase related to exploration and production operations discussed in Operating Revenue.

Liquids, pipeline capacity and other purchases expense increased 56% to $1.1 billion, primarily reflecting a $243 million increase in the cost of coal purchased for resale and a $94 million increase related to purchases of oil by exploration and production operations, both of which are discussed in Operating Revenue.

Other operations and maintenance expense increased 32% to $2.3 billion, resulting from:

  A $556 million loss related to the discontinuance of hedge accounting for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges;

  A $236 million increase due to the Dominion New England power plants acquired in January 2005, the Kewaunee power station acquired in July 2005 and the commencement of commercial operations at Fairless in June 2004;

  A $118 million increase related to higher incentive-based compensation, wages and pension and medical benefits;

  A $77 million charge resulting from the termination of a long-term power purchase agreement;

  A $59 million loss related to the discontinuance of hedge accounting in March 2005 for certain oil hedges primarily resulting from a delay in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges;

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  A $50 million increase in hedge ineffectiveness expense associated with exploration and production operations, primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by Dominion and the delivery location and commodity specifications of Dominion's forecasted gas and oil sales; and

  The net impact of the following items recognized in 2004:

    A $120 million benefit due to favorable changes in the fair value of certain oil options related to exploration and production operations;

    A $34 million benefit resulting from the termination of a long-term power purchase contract; and

    An $18 million benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities; partially offset by

    A $96 million loss related to the discontinuance of hedge accounting for certain oil hedges resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges;

    A $38 million impairment of retained interests from mortgage securitizations held by DCI, reflecting increased defaults and accelerated prepayments as a result of low interest rates; and

    $26 million in charges from the impairment of various equity investments and several operating companies held by DCI.

  These increases were partially offset by the following benefits:

    A $244 million decrease related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes as discussed in Operating Revenue;

    A $138 million gain resulting from the sale of excess emissions allowances. Future gains, if any, are dependent on market liquidity and other factors;

    A $113 million benefit related to financial transmission rights granted by PJM to Dominion as a load-serving entity to offset the congestion costs associated with PJM spot market activity, which is included in Electric fuel and energy purchases, net expense; and

    A $24 million net benefit resulting from the establishment of certain regulatory assets and liabilities in connection with settlement of a North Carolina rate case in the first quarter of 2005.

Depreciation, depletion and amortization expense increased 9% to $1.1 billion, largely due to incremental depreciation and amortization expense resulting from the acquisition of the Dominion New England power plants and other property additions.

Other income increased 11% to $148 million, largely reflecting a $10 million increase in net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

Other taxes increased 9% to $419 million, primarily due to higher property taxes resulting from the Dominion New England power plants acquired in January 2005 and higher severance and property taxes associated with increased commodity prices.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Segment Results of Operations
Dominion Delivery
Dominion Delivery includes Dominion's regulated electric and gas distribution and customer service business, as well as nonregulated retail energy marketing operations.

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
(millions, except EPS)
Net income contribution	$89	$95	$346	$358
EPS contribution	$0.26	$0.29	$1.01	$1.09

Electricity delivered (million mwhrs)	24	21	62	60
Gas throughput (bcf)	43	43	262	265

__________________
mwhrs = megawatt hours
bcf = billion cubic feet

Presented below, on an after-tax basis, are the key factors impacting Dominion Delivery's net income contribution:
	Third Quarter 2005 vs. 2004 Increase (Decrease)		Year-To-Date 2005 vs. 2004 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Change in segment revenue allocation	$(20)	$(0.06)	$(11)	$(0.03)
Nonregulated retail energy marketing operations	(4)	(0.01)	6	0.02
Depreciation expense	(3)	(0.01)	(8)	(0.03)
Interest expense	(1)	--	(9)	(0.03)
Salaries, wages, and benefits expense	--	--	(7)	(0.02)
Bad debt expense	--	--	(7)	(0.02)
Weather - electric	18	0.05	10	0.03
Weather - gas	--	--	3	0.01
Customer growth	3	0.01	8	0.02
North Carolina rate case settlement	--	--	6	0.02
Other	1	--	(3)	(0.01)
Share dilution	--	(0.01)	--	(0.04)
Change in net income contribution	$(6)	$(0.03)	$ (12)	$(0.08)

Dominion Delivery's third quarter and year-to-date net income contribution decreased $6 million and $12 million, respectively, primarily reflecting:

  A change in the seasonal allocation of electric utility base rate revenue among Dominion Delivery, Dominion Energy and Dominion Generation effective January 1, 2005. The revised allocation method is not expected to impact full year results;

  A lower contribution from nonregulated retail energy marketing operations in the third quarter, largely resulting from a decrease in average customer accounts. In the year-to-date period the contribution from nonregulated retail energy marketing operations increased, largely resulting from higher gas margins;

  Higher depreciation and amortization expense largely due to incremental expense resulting from property additions;

  An increase in interest expense due to the combined impact of additional long-term affiliate borrowings and higher interest rates on affiliate borrowings;

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  An increase in salaries, wages and benefits expense in the year-to-date period resulting from higher incentive-based compensation, wages and pension and medical benefits; and

  Higher bad debt expense, primarily reflecting the favorable impact in 2004 of a reduction in reserves; partially offset by

  Favorable weather in the regulated electric service territory;

  Favorable weather in the regulated gas service territories in the year-to-date period;

  Customer growth in the electric franchise service area, primarily reflecting new residential customers; and

  A benefit recognized by electric utility operations in the year-to-date period resulting from the establishment of certain regulatory assets in connection with settlement of a North Carolina rate case.

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

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
(millions, except EPS)
Net income contribution	$73	$15	$236	$105
EPS contribution	$0.21	$0.04	$0.69	$0.32
Gas transmission throughput (bcf)	131	112	565	535

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy's net income contribution:
	Third Quarter 2005 vs. 2004 Increase (Decrease)		Year-To-Date 2005 vs. 2004 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Producer services	$56	$0.17	$115	$0.35
Cove Point	4	0.01	8	0.03
Salaries, wages, and benefits expense	(3)	(0.01)	(8)	(0.03)
Economic hedges	(1)	--	18	0.06
Other	2	--	(2)	(0.01)
Share dilution	--	--	--	(0.03)
Change in net income contribution	$58	$0.17	$131	$0.37

Dominion Energy's third quarter and year-to-date net income contribution increased $58 million and $131 million, respectively, primarily reflecting:

  A higher contribution from producer services primarily reflecting the impact of losses in the prior year related to certain energy trading activities that were exited in December 2004; and

  A higher contribution from the Cove Point LNG facility resulting from the addition of a fifth storage tank in December 2004 and increased pipeline capacity; partially offset by

  An increase in salaries, wages and benefits expense resulting from higher incentive-based compensation, wages and pension and medical benefits;

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  The impact of price movements in 2004 associated with a portfolio of financial derivative instruments used to manage Dominion's price risk associated with a portion of its anticipated sales of 2004 natural gas production that had not been considered in the hedging activities of the Dominion E&P segment (economic hedges). In 2005, Dominion did not enter into similar economic hedging transactions; and

  Other factors including a charge incurred by electric utility operations in the year-to-date period for the write-off of certain previously deferred start-up and integration costs associated with joining an RTO that are allocable to non-Virginia jurisdictional and wholesale customers.

Dominion Generation

Dominion Generation includes the generation operations of Dominion's electric utility and merchant fleet as well as energy trading, marketing and hedging activities associated with the optimization of generation assets.
	Third Quarter		Year-To-Date
	2005	2004	2005	2004
(millions, except EPS)
Net income contribution	$204	$211	$403	$409
EPS contribution	$0.59	$0.64	$1.17	$1.24
Electricity supplied (million mwhrs)	35	31	92	85

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation's net income contribution:
	Third Quarter 2005 vs. 2004 Increase (Decrease)		Year-To-Date 2005 vs. 2004 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Fuel expenses in excess of rate recovery	$(181)	$(0.55)	$(223)	$(0.68)
Salaries, wages, and benefits expense	(15)	(0.04)	(29)	(0.09)
Interest and other financing expense	(4)	(0.01)	(33)	(0.10)
Regulated electric sales:
Weather	47	0.14	25	0.08
Customer growth	7	0.02	18	0.05
Emissions allowances	43	0.13	72	0.22
Dominion New England	27	0.08	70	0.21
Change in segment revenue allocation	24	0.07	15	0.05
Capacity expenses	16	0.05	40	0.12
Energy supply margin	13	0.04	25	0.08
Kewaunee	7	0.02	7	0.02
North Carolina rate case settlement	--	--	10	0.03
Other	9	0.03	(3)	(0.01)
Share dilution	--	(0.03)	--	(0.05)
Change in net income contribution	$ (7)	$(0.05)	$ (6)	$(0.07)

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion Generation's third quarter and year-to-date net income contribution decreased $7 million and $6 million, respectively, primarily reflecting:

  Higher fuel and purchased power expenses incurred by electric utility operations due to increased output and higher commodity prices;

  An increase in salaries, wages and benefits expense resulting from higher incentive-based compensation, wages and pension and medical benefits;

  An increase in interest and other financing expense due to higher interest rates on affiliate borrowings and variable rate debt. The increase for the year-to-date period also reflects the lease financing of Fairless; partially offset by

  Higher regulated electric sales due to favorable weather and customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers;

  Gains resulting from the sale of excess emissions allowances. Future gains, if any, are dependent on market liquidity and other factors;

  A contribution from the Dominion New England power plants acquired in January 2005;

  A change in the seasonal allocation of electric utility base rate revenue among Dominion Delivery, Dominion Energy and Dominion Generation effective January 1, 2005. The revised allocation method is not expected to impact full year results;

  Reduced purchased power capacity expenses due to the termination of several long-term power purchase agreements in connection with the purchase of the related non-utility generating facilities;

  An increase in energy supply margin primarily reflecting financial transmission rights granted by PJM to Dominion as a load-serving entity, which more than offset the congestion costs associated with PJM spot market activity;

  A contribution from the Kewaunee power station acquired in July 2005; and

  A net benefit recognized by electric utility operations in the year-to-date period resulting from the establishment of certain regulatory assets and liabilities in connection with settlement of a North Carolina rate case in the first quarter of 2005.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion E&P

Dominion E&P includes Dominion's gas and oil exploration, development and production business. Operations are located in several major producing basins in the lower 48 states, including the outer continental shelf and deepwater areas of the Gulf of Mexico, and Western Canada.
	Third Quarter		Year-To-Date
	2005	2004	2005	2004
(millions, except EPS)
Net income contribution	$38	$139	$339	$431
EPS contribution	$0.11	$0.42	$0.99	$1.31

Gas production (bcf)	71.2	87.3	222.7	271.1
Oil production (million bbls)	2.8	2.9	9.5	7.5

Average realized prices with hedging results (1)
Gas (per mcf) (2)	$4.40	$4.06	$4.29	$4.02
Oil (per bbl)	$22.47	$26.67	$25.61	$25.73
Average realized prices without hedging results
Gas (per mcf) (2)	$7.86	$5.47	$6.87	$5.41
Oil (per bbl)	$58.85	$41.94	$51.32	$37.59

DD&A (unit of production rate per mcfe)	$1.46	$1.29	1.43	$1.26

_____________________
bbl = barrel
mcf = thousand cubic feet
mcfe = thousand cubic feet equivalent

(1) Excludes the effects of the economic hedges discussed under Segment Results of Operations - Dominion Energy.
(2) Excludes $81 million and $74 million of revenue recognized in the third quarter of 2005 and 2004, respectively, and $243 million and $154 million of revenue recognized in the year-to-date period of 2005 and 2004, respectively, under the volumetric production payment agreements described in Note 6 to the Consolidated Financial Statements in Dominion's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and Note 12 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Dominion E&P's net income contribution:
	Third Quarter 2005 vs. 2004 Increase (Decrease)		Year-To-Date 2005 vs. 2004 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Operations and maintenance	$(61)	$(0.18)	$(169)	$(0.51)
Gas and oil - production	(55)	(0.17)	(74)	(0.23)
Interest expense	(6)	(0.02)	(21)	(0.06)
Business interruption insurance	--	--	114	0.35
Gas and oil - prices	17	0.05	64	0.19
Other	4	0.01	(6)	(0.02)
Share dilution	--	--	--	(0.04)
Change in net income contribution	$(101)	$(0.31)	$(92)	$(0.32)

Dominion E&P's third quarter and year-to-date net income contribution decreased $101 million and $92 million, respectively, primarily reflecting:

  Higher operations and maintenance expenses, primarily due to the impact in 2004 of favorable changes in the fair value of certain oil options and an increase in hedge ineffectiveness expense in 2005. Higher year-to-date operations and maintenance expenses also reflect the discontinuance of hedge accounting for certain oil hedges in March 2005 largely resulting from delays in reaching anticipated production levels in the Gulf of Mexico, and subsequent changes in the fair value of those hedges;

  Lower gas production primarily reflecting interruptions in Gulf of Mexico production caused by Hurricanes Katrina and Rita and the sale of the majority of Dominion's natural gas and oil assets in British Columbia, Canada in December 2004, partially offset in the year-to-date period by higher oil production as compared to 2004, reflecting production from the deepwater Gulf of Mexico Devils Tower and Front Runner projects; and

  An increase in interest expense due to the combined impact of an increase in affiliate borrowings and higher interest rates, as well as prepayment penalties resulting from the early redemption of Canadian debt; partially offset by

  The recognition of business interruption insurance revenue associated with Hurricane Ivan in the year-to-date period; and

  Higher average realized prices for gas.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate and Other

Presented below are the Corporate and Other segment's after-tax results:
	Third Quarter		Year-To-Date
	2005	2004	2005	2004
(millions, except EPS)
Specific items attributable to operating segments	$ (364)	$(43)	$(420)	$(38)
DCI operations	--	(28)	(3)	(64)
Telecommunication operations	5	--	5	(15)
Other corporate operations	(30)	(52)	(130)	(161)
Total net expense	$ (389)	$(123)	$ (548)	$(278)
Earnings per share impact	$(1.13)	$(0.37)	$(1.60)	$(0.84)

Specific Items Attributable to Operating Segments

Third Quarter 2005 vs. 2004
Dominion reported expenses of $364 million and $43 million in 2005 and 2004, respectively, in the Corporate and Other segment attributable to its operating segments. The expenses in 2005 primarily resulted from:

  A $556 million loss ($357 million after-tax), related to the discontinuance of hedge accounting for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges, attributable to Dominion Exploration & Production.

The expenses in 2004 primarily related to the impact of the following:

  A $96 million loss ($61 million after-tax), related to the discontinuance of hedge accounting for certain oil hedges, resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges, attributable to Dominion Exploration & Production; partially offset by

  A $34 million ($21 million after-tax) benefit resulting from the termination of a long-term power purchase contract, attributable to Dominion Generation.

Year-To-Date 2005 vs. 2004
Dominion reported expenses of $420 million and $38 million in 2005 and 2004, respectively, in the Corporate and Other segment attributable to its operating segments. The expenses in 2005 primarily resulted from:

  A $556 million loss ($357 million after-tax), related to the discontinuance of hedge accounting for certain gas and oil hedges resulting from an interruption of gas and oil production in the Gulf of Mexico caused by Hurricanes Katrina and Rita, and subsequent changes in the fair value of those hedges, attributable to Dominion Exploration & Production; and

  A $77 million ($47 million after-tax) charge resulting from the termination of a long-term power purchase agreement, attributable to Dominion Generation.

The expenses in 2004 largely resulted from:

  A $96 million loss ($61 million after-tax), related to the discontinuance of hedge accounting for certain oil hedges, resulting from an interruption of oil production in the Gulf of Mexico caused by Hurricane Ivan, and subsequent changes in the fair value of those hedges, attributable to Dominion Exploration & Production; partially offset by

  A $34 million ($21 million after-tax) benefit resulting from the termination of a long-term power purchase contract, attributable to Dominion Generation.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

DCI Operations
DCI's net loss for the third quarter and year-to-date period decreased $28 million and $61 million, primarily due to a reduction in after-tax charges associated with the impairment and divestiture of DCI investments.

Telecommunications Operations
In 2004, Dominion recognized a loss from the operation and disposal of its discontinued telecommunications business. The telecommunications business was sold in May 2004 to Elantic Telecom, Inc., which subsequently filed for bankruptcy. Due to the resolution of certain contingencies, Dominion recognized an after-tax benefit of $5 million in 2005 related to its discontinued telecommunications business.

Other Corporate Operations
Third Quarter 2005 vs. 2004

The net expenses associated with other corporate operations for 2005 decreased by $22 million, primarily reflecting an increase in interest income from affiliate advances and a lower effective income tax rate.

Year-To-Date 2005 vs. 2004
The net expenses associated with other corporate operations for 2005 decreased by $31 million, primarily reflecting an increase in interest income from affiliate advances and a lower effective income tax rate. This was partially offset by the impact in 2004 of a $21 million after-tax benefit associated with the disposition of CNGI's investment in Australian pipeline assets.

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

A summary of the changes in the unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes in the year-to-date period ended September 30, 2005 follows:
Amount (millions)
Net unrealized gain at December 31, 2004	$146
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Redefinition of trading contracts(1)	2
Contracts realized or otherwise settled during the period	(73)
Other changes in fair value	3
Net unrealized gain at September 30, 2005	$ 78

_____________________
(1) Represents the designation of certain commodity derivative contracts as non-trading, which were previously held for trading purposes as discussed in Note 18 to the Consolidated Financial Statements.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The balance of net unrealized gains and losses recognized for Dominion's energy-related derivative instruments held for trading purposes at September 30, 2005, is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	In Excess of 5 years	Total
	(millions)
Actively quoted (1)	$86	$(1)	$(13)	$(1)	--	$71
Other external sources (2)	--	8	(1)	--	--	7
Models and other valuation methods	--	--	--	--	--	--
Total	$86	$ 7	$(14)	$(1)	--	$78

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

At September 30, 2005, Dominion had cash and cash equivalents of $1.2 billion with $1.0 billion of unused capacity under its credit facilities. The balance of cash and cash equivalents at period-end was higher than normal due to proceeds received from a $1.0 billion long-term debt issuance in late September that will be used to repay short-term debt and provide additional liquidity. For long-term financing needs, amounts available for debt or equity offerings under currently effective shelf registrations totaled $3.0 billion at September 30, 2005.

Operating Cash Flows
As presented on Dominion's Consolidated Statements of Cash Flows, net cash flows from operating activities were $2.5 billion and $2.4 billion for the nine months ended September 30, 2005 and 2004, respectively. Dominion's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. The declaration and payment of dividends are subject to the discretion of Dominion's board of directors and will depend upon Dominion's results of operations, financial condition, capital requirements and future prospects.

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

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Credit Risk
Dominion's exposure to potential concentrations of credit risk results primarily from its energy trading, marketing and hedging activities and sales of gas and oil production. Presented below is a summary of Dominion's gross and net credit exposure as of September 30, 2005 for these activities. Dominion calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$ 892	$197	$ 695
Non-investment grade(2)	21	1	20
No external ratings:
Internally rated - investment grade(3)	225	--	225
Internally rated - non-investment grade(4)	473	5	468
Total	$1,611	$203	$1,408

_______________________
(1)  Designations as investment grade are based on minimum credit ratings assigned by Moody's Investors Service (Moody's) and Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor's). The five largest counterparty exposures, combined, for this category represented approximately 18% of the total gross credit exposure.
(2)  The five largest counterparty exposures, combined, for this category represented approximately 1% of the total gross credit exposure.
(3)  The five largest counterparty exposures, combined, for this category represented approximately 7% of the total gross credit exposure.
(4)  The five largest counterparty exposures, combined, for this category represented approximately 8% of the total gross credit exposure.

Investing Cash Flows
In the nine months ended September 30, 2005 and 2004, investing activities resulted in net cash outflows of $2.5 billion and $663 million, respectively. Significant investing activities in the nine months ended September 30, 2005 included:

  $1.2 billion of capital expenditures for the construction and expansion of generation facilities, environmental upgrades, purchase of nuclear fuel, construction and improvements of gas and electric transmission and distribution assets and the cost of acquiring a non-utility generating facility;

  $1.2 billion of capital expenditures for the purchase and development of gas and oil producing properties, drilling and equipment costs and undeveloped lease acquisitions;

  $877 million primarily related to the acquisition of the Dominion New England power plants and the Kewaunee power station; and

  $706 million for the purchase of securities; partially offset by

  $626 million of proceeds from the sale of securities;

  $580 million of proceeds from sales of gas and oil mineral rights and properties; and

  $189 million of proceeds from sales of excess emissions allowances.

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

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

As presented on Dominion's Consolidated Statements of Cash Flows, net cash provided by financing activities was $871 million for the nine months ended September 30, 2005. Net cash used in financing activities was $1.7 billion for the nine months ended September 30, 2004. Significant financing activities in the nine months ended September 30, 2005 included:

  $2.3 billion from the issuance of long-term debt;

  $655 million from the issuance of common stock;

  $541 million from the net issuance of short-term debt; partially offset by

  $1.6 billion for the repayment of long-term debt;

  $690 million of common dividend payments; and

  $276 million for the repurchase of common stock.

Credit Facilities

Dominion's credit facilities include a defined maximum total debt to total capital ratio. As of September 30, 2005, the calculated ratio for the Dominion Companies, pursuant to the terms of the agreements, was as follows:

Company	Maximum Ratio	Actual Ratio(1)

Dominion Resources, Inc.	65%	61%
Virginia Power	65%	51%
CNG(2)	65%	53%

___________
(1) Indebtedness as defined by the bank agreements excludes certain junior subordinated notes payable to affiliated trusts and mandatorily convertible securities that are reflected on the Consolidated Balance Sheets.
(2) Certain of CNG's bilateral credit facilities contain a maximum debt to total capital ratio of 60 percent; CNG's core credit facilities contain a maximum ratio of 65 percent.

See Note 13 to the Consolidated Financial Statements for further information regarding Dominion's credit facilities, liquidity and significant financing transactions.

Amounts Available under Shelf Registrations
At September 30, 2005, Dominion Resources, Inc., Virginia Power, and CNG had approximately $1.4 billion, $645 million, and $900 million, respectively, of available capacity under currently effective shelf registrations. Securities that may be issued under these shelf registrations, depending upon the registrant, include senior notes (including medium-term notes), subordinated notes, first and refunding mortgage bonds, trust preferred securities, preferred stock and common stock.

Credit Ratings and Debt Covenants
In the Credit Ratings and Debt Covenants sections of MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, Dominion discussed the use of capital markets by the Dominion Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, these sections of MD&A discussed various covenants present in the enabling agreements underlying the Dominion Companies' debt. As of September 30, 2005, there have been no changes in the Dominion Companies' credit ratings nor changes to or events of default under Dominion's debt covenants. In June 2005, Moody's revised its outlook for the ratings of CNG from negative to stable.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures
As of September 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004.

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

As of September 30, 2005, Dominion's planned capital expenditures during 2005 are expected to total approximately $4.1 billion, which includes the cost of acquiring Dominion New England, Kewaunee and certain non-utility generating facilities. For 2006, planned capital expenditures are expected to approximate $3.2 billion. Although the composition of expenditures may have changed and total expenditures are expected to be higher than amounts originally forecasted in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004, the nature of such expenditures is generally the same. Dominion expects to fund its future capital expenditures with cash from operations and a combination of sales of securities and short-term borrowings.

Use of Off-Balance Sheet Arrangements
As described in Note 13 to the Consolidated Financial Statements, in August 2005, Dominion delivered 5 million newly issued shares of its common stock to MLI, and received proceeds of $319.7 million as final settlement of a forward equity sale agreement. Other than this matter, as of September 30, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004 or in Dominion's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Future Issues and Other Matters
The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2005.

West Virginia Rates
In October 2005, the West Virginia Public Service Commission issued a final order, approving a $32 million increase in Dominion's base and purchased gas cost recovery rates. Under the order, the combined increase for base and purchased gas recovery rates for the 2005/2006 winter is subject to a 20 percent cap. Accordingly, the purchased gas cost recovery rate will reflect the effect of the increase effective November 1, 2005 through January 1, 2006. However, beginning January 2, 2006, the increase will be applied to both base and purchased gas cost recovery rates, with $4 million of the $32 million attributable to the base rate. The order also provides for the recovery of interest costs for any gas cost under-recovery as a result of the cap.

Energy Policy Act of 2005 (the Act)
In August 2005, the President signed the Act. Key provisions of the Act include the following:

  Repeal of the Public Utility Holding Company Act of 1935 in February 2006;
  Establishment of a self-regulating electric reliability organization governed by an independent board with Federal Energy Regulatory Commission (FERC) oversight;
  Provision for greater regulatory oversight by other federal and state authorities;
  Extension of the Price Anderson Act for 20 years until 2025;
  Provision for standby financial support and production tax credits for new nuclear plants;
  Grant of enhanced merger approval authority to FERC;
  Provision of authority to FERC for the siting of certain electric transmission facilities if states cannot or will not act in a timely manner;
  Grant of exclusive authority to FERC to approve applications for construction of LNG facilities; and
  Improvement of the processes for approval and permitting of interstate pipelines.

Dominion is currently evaluating the impact that the Act may have on its results of operations and financial condition.

Restructuring of Contracts with Non-Utility Generator
In October 2005, Dominion reached an agreement in principle to restructure three long-term power purchase contracts with Cogentrix Energy, Inc., a non-utility generator. The restructured contracts expire between 2015 and 2017 and are expected to reduce total capacity and energy payments by approximately $50 million over the remaining term of the contracts. This transaction will not result in a cash outlay or charge to earnings at closing.

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

In addition, under the 2004 amendments to the Virginia fuel factor statute, Dominion's current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates by order of the Virginia Commission, with no deferred fuel accounting. The amendments provide for a one-time adjustment of Dominion's fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier), with no adjustment for previously incurred over-recovery or under-recovery. As a result of the current locked-in fuel factor and the uncertainty of what the one-time adjustment will be, Dominion is exposed to fuel price and other risks. These risks include exposure to

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

increased costs of fuel, including purchased power costs, differences between Dominion's projected and actual power generation mix and generating unit performance (which affects the types and amounts of fuel Dominion uses) and differences between fuel price assumptions and actual fuel prices.

Under the Virginia Restructuring Act, the generation portion of Dominion's electric utility operations is open to competition and resulting uncertainty. Under the Virginia Restructuring Act, the generation portion of Dominion's electric utility operations in Virginia is open to competition and is no longer subject to cost-based regulation. To date, a competitive retail market has been slow to develop. Consequently, it is difficult to predict the pace at which a competitive environment will evolve and the extent to which Dominion will face increased competition and be able to operate profitably within this competitive environment.

Dominion's merchant power business is operating in a challenging market, which could adversely affect its results of operations and future growth. The success of Dominion's approximately 10,300-megawatt merchant power business depends upon favorable market conditions as well as its ability to find buyers willing to enter into power purchase agreements at prices sufficient to cover operating costs. Dominion attempts to manage these risks by entering into both short-term and long-term fixed price sales and purchase contracts and locating its assets in active wholesale energy markets. However, high fuel and commodity costs and excess capacity in the industry could adversely impact results of operations.

There are risks associated with the operation of nuclear facilities. Dominion operates nuclear facilities that are subject to risks, including the threat of terrorist attack and ability to dispose of spent nuclear fuel, the disposal of which is subject to complex federal and state regulatory constraints. These risks also include the cost of and Dominion's ability to maintain adequate reserves for decommissioning, costs of replacement power, costs of plant maintenance and exposure to potential liabilities arising out of the operation of these facilities. Dominion maintains decommissioning trusts and external insurance coverage to manage the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage.

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

In addition, Dominion uses financial derivatives to hedge future sales of its merchant generation and gas and oil production, which may limit the benefit Dominion would otherwise receive from increases in commodity prices. These hedge arrangements generally include margin requirements that require Dominion to deposit funds or post letters of credit with counterparties to cover the fair value of covered contracts in excess of agreed upon credit limits. When commodity prices rise to levels substantially higher than the levels where it has hedged future sales, Dominion may be required to use a material portion of its available liquidity and obtain additional liquidity to cover these margin requirements. In some circumstances, this could have a compounding effect on Dominion's financial liquidity and results.

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

DOMINION RESOURCES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Dominion's exploration and production business is dependent on factors that cannot be predicted or controlled and that could damage facilities, disrupt production or reduce the book value of its assets. Factors that may affect Dominion's financial results include damage to or suspension of operations caused by weather, fire, explosion or other events to Dominion or third-party gas and oil facilities, fluctuations in natural gas and crude oil prices, results of future drilling and well completion activities and Dominion's ability to acquire additional land positions in competitive lease areas, as well as inherent operational risks that could disrupt production.

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

Dominion maintains business interruption insurance for offshore operations associated with its exploration and production business. Dominion expects to file substantial insurance claims related to Hurricanes Katrina and Rita. Failure by Dominion to realize the full value of its claims or to fully insure business interruption losses could adversely affect results of operations. Additionally, the increased level of hurricane activity in the Gulf of Mexico is likely to significantly increase the cost of business interruption insurance and could make it unavailable on commercially reasonable terms. Inability to insure its offshore Gulf of Mexico operations could adversely affect Dominion's results of operations.

An inability to access financial markets could affect the execution of Dominion's business plan. Dominion and its Virginia Power and CNG subsidiaries rely on access to short-term money markets, longer-term capital markets and banks as significant sources of liquidity for capital requirements not satisfied by the cash flows from its operations, including margin requirements related to hedges of future gas and oil production. Management believes that Dominion and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Dominion's control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to Dominion's credit ratings. Restrictions on Dominion's ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing rating agency requirements could negatively affect Dominion's growth and business strategy. As of September 30, 2005, Dominion's senior unsecured debt is rated BBB+, negative outlook, by Standard & Poor's, Baa1, stable outlook, by Moody's and BBB+, stable outlook, by Fitch Ratings Ltd. (Fitch). These agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, Dominion may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings per share. A reduction in Dominion's credit ratings or the credit ratings of its Virginia Power and CNG subsidiaries by Standard & Poor's, Moody's or Fitch could increase Dominion's borrowing costs and adversely affect operating results and could require it to post additional margin in connection with some of its trading and marketing activities.

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

As discussed in Note 18 to the Consolidated Financial Statements, Dominion performed an evaluation of its Clearinghouse trading and marketing operations, which resulted in a decision to exit certain trading activities and instead focus on the optimization of company assets. In connection with the reorganization, certain commodity derivative contracts previously designated as held for trading purposes are now held for non-trading purposes.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices, interest rates and foreign currency exchange rates.

Commodity Price Risk - Trading and Non-Trading Activities
As part of its strategy to market energy and to manage related risks, Dominion maintains commodity-based financial derivative instruments held for trading purposes. Dominion also manages price risk associated with purchases and sales of natural gas, electricity and certain other commodities by using commodity-based financial derivative instruments held for nontrading purposes. The derivatives used to manage risk are executed within established policies and procedures and include instruments such as futures, forwards, swaps and options that are sensitive to changes in the prices of natural gas, electricity and certain other commodities. For sensitivity analysis purposes, the fair value of commodity-based financial derivative instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange.

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $18 million and $23 million in the fair value of Dominion's commodity-based financial derivative instruments held for trading purposes as of September 30, 2005 and December 31, 2004, respectively. A hypothetical 10% unfavorable change in market prices of Dominion's non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $865 million and $576 million as of September 30, 2005 and December 31, 2004, respectively. The larger impact on non-trading commodity-based financial derivative instruments as of September 30, 2005 reflects an increase in the level of those instruments held by Dominion to hedge electricity, oil and gas sales, as well as an overall increase in commodity prices during the period. The impact of a change in commodity prices on Dominion's non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from derivative commodity instruments used for hedging purposes, to the extent realized, are substantially offset by recognition of the hedged transaction, such as revenue from sales.

DOMINION RESOURCES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

(Continued)

Interest Rate Risk
Dominion manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. Dominion also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at September 30, 2005 and December 31, 2004, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $15 million and $10 million, respectively.

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

 Foreign Currency Exchange Risk
Dominion's Canadian natural gas and oil exploration and production activities are relatively self-contained within Canada. As a result, Dominion's exposure to foreign currency exchange risk for these activities is limited primarily to the effects of translation adjustments that arise from including that operation in its Consolidated Financial Statements. Dominion's management monitors this exposure and believes it is not material. In addition, Dominion manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, Dominion's exposure to foreign currency risk is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $8 million and $13 million in the fair value of currency forward contracts held by Dominion at September 30, 2005 and December 31, 2004, respectively.

Investment Price Risk
Dominion is subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. Dominion recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $49 million and $51 million for the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively. Dominion recorded, in AOCI, net unrealized gains on decommissioning trust investments of $4 million and $84 million for the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively.

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

On December 31, 2003, Dominion adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its Consolidated Financial Statements those SPEs described in Note 3 to the Consolidated Financial Statements in Dominion's Annual Report on Form 10-K for the year ended December 31, 2004. The Consolidated Balance Sheet as of September 30, 2005 reflects $603 million of net property, plant and equipment and deferred charges and $688 million of related debt attributable to the SPEs. As these SPEs are owned by unrelated parties, Dominion does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at these entities.

In August and September 2005, Hurricanes Katrina and Rita made landfall along the Gulf Coast. The storms and subsequent flooding disrupted communications and facilities and displaced staff of Dominion Exploration & Production, Dominion's gas and oil exploration, development and production operation, which had business offices located in New Orleans, Louisiana. In the aftermath of the storms, Dominion implemented its disaster recovery plan thereby maintaining business continuity. As such, certain transaction processing, financial closing and information technology controls were temporarily modified during the period. Apart from this, there have been no significant changes in Dominion's internal control over financial reporting (as defined in Rule 13a - 15(f) and Rule 15d - 15(f) under the Securities Exchange Act of 1934, as amended) during the quarter that ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, Dominion's internal control over financial reporting.

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

In September 2005, Dominion Transmission, Inc. (DTI) reached an agreement in principle on a proposed Consent Order and Agreement (COA) with the Pennsylvania Department of Environmental Protection (PADEP) which would supersede a 1990 COA between the parties. The agreement in principle resolves longstanding groundwater contamination issues at several DTI compressor stations in Pennsylvania and includes a penalty and environmental projects of $850,000 to be paid to PADEP and the Pennsylvania Department of Conservation and Natural Resources to resolve alleged violations. Negotiations are ongoing with both agencies to finalize language and payment mechanisms. As of September 30, 2005, DTI has accrued $850,000 for the penalty and environmental projects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides certain information with respect to Dominion's purchases of its common stock during the third quarter of 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Program(2)
7/1/05-7/31/05	--	--	N/A	21,275,000 shares/ $1.72 billion
8/1/05-8/31/05	156(1)	$75.55	N/A	21,275,000 shares/ $1.72 billion
9/1/05-9/30/05	--	--	N/A	21,275,000 shares/ $1.72 billion
Total	156	$72.55	N/A	21,275,000 shares/ $1.72 billion

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
4.1

Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4 (iii), Form S-3, Registration Statement, File No. 333-93187, incorporated by reference); First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K, dated June 21, 2000, File No. 1-8489, incorporated by reference); Second Supplemental Indenture, dated July 1, 2000 (Exhibit 4.2, Form 8-K, dated July 11, 2000, File No. 1-8489, incorporated by reference); Third Supplemental Indenture, dated July 1, 2000 (Exhibit 4.3, Form 8-K dated July 11, 2000, incorporated by reference); Fourth Supplemental Indenture and Fifth Supplemental Indenture dated September 1, 2000 (Exhibit 4.2, Form 8-K, dated September 8, 2000, incorporated by reference); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K, dated September 8, 2000, incorporated by reference); Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K, dated October 11, 2000, incorporated by reference); Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K, dated January 23, 2001, incorporated by reference); Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K, dated May 25, 2001, incorporated by reference); Form of Tenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489, incorporated by reference); Form of Eleventh Supplemental Indenture (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1-8489, incorporated by reference); Form of Twelfth Supplemental Indenture (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489, incorporated by reference); Thirteenth Supplemental Indenture dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489, incorporated by reference); Fourteenth Supplemental Indenture, dated August 20, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489, incorporated by reference); Forms of Fifteenth and Sixteenth Supplemental Indentures (Exhibits 4.2 and 4.3, Form 8-K filed December 12, 2002, File No. 1-8489, incorporated by reference); Forms of Seventeenth and Eighteenth Supplemental Indentures (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489, incorporated by reference); Forms of Twentieth and Twenty-First Supplemental Indentures (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489, incorporated by reference); Form of Twenty-Second Supplemental Indenture (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489, incorporated by reference); Form of Twenty-Third Supplemental Indenture (Exhibit 4.2, Form 8-K filed December 9, 2003, File No. 1-8489, incorporated by reference); Form of Twenty-Fifth Supplemental Indenture (Exhibit 4.2, Form 8-K filed January 14, 2004, File No. 1-8489, incorporated by reference); Form of Twenty-Sixth Supplemental Indenture (Exhibit 4.3, Form 8-K filed January 14, 2004, File No. 1-8489, incorporated by reference); Form of Twenty-Seventh Supplemental Indenture (Exhibit 4.2, Form S-4 Registration Statement, File No. 333-120339, incorporated by reference); Form of Twenty-Eighth and Twenty-Ninth Supplemental Indenture (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489, incorporated by reference); Form of Thirtieth Supplemental Indenture (Exhibit 4.2, Form 8-K, filed July 12, 2005, File No. 1-8489, incorporated by reference); Form of Thirty-First Supplemental Indenture (Exhibit 4.2, Form 8-K, filed September 26, 2005, File No. 1-8489, incorporated by reference).

4.2

Dominion Resources, Inc. agrees to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of its total consolidated assets.

DOMINION RESOURCES, INC.
PART II. OTHER INFORMATION
(continued)

ITEM 6. EXHIBITS (continued)
(a) Exhibits (continued):

10.1

$1.75 billion Five-Year Credit Agreement, dated as of August 17, 2005, among Consolidated Natural Gas Company and Barclays Bank PLC as Administrative Agent and Syndication Agent, KeyBank National Association as Syndication Agent, SunTrust Bank, The Bank of Nova Scotia and ABN Amro Bank NV as Co-Documentation Agents, and other lenders as named (Exhibit 10.1, Form 8-K filed August 18, 2005, File No. 1-8489, incorporated by reference).

10.2

$500 million Letter of Credit Agreement, dated as of August 30, 2005, among Consolidated Natural Gas Company and JPMorgan Chase Bank, N.A. as Issuing Lender and Administrative Agent for the Lenders (filed herewith).

10.3

$500 million Credit Agreement, dated as of August 30, 2005, among Consolidated Natural Gas Company and Wachovia Bank, National Association as Issuing Lender and Administrative Agent for the Lenders (filed herewith).

10.4

$650 million Credit Agreement, dated as of August 30, 2005, among Consolidated Natural Gas Company, Lehman Brothers Holdings Inc. as Issuing Lender and Lehman Commercial Paper Inc. as Administrative Agent for the Lenders (filed herewith).

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

DOMINION RESOURCES, INC. Registrant

November 3, 2005	/s/ Steven A. Rogers Steven A. Rogers Vice President and Controller (Principal Accounting Officer)