Form 10-K/A
period 2005-12-31
DOMINION RESOURCES INC /VA/
filed 2006-03-07
CIK 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A solely to correct certain typographical errors made by our printer/filing agent in the process of converting and formatting the Annual Report on Form 10-K to an electronic format suitable for filing with the Securities Exchange Commission (SEC):

1.	A typographical error that appeared in the Report of Independent Registered Public Accounting Firm contained in Item 8. Financial Statements and Supplementary Data of our original Annual Report on Form 10-K filed on March 2, 2006 (Original Report). The date of the report was incorrectly stated as March 1, 2006 and has been corrected to March 2, 2006; and
2.	A typographical error that appeared in Note 22. Employee Benefit Plans within our Notes to Consolidated Financial Statements also contained in Item 8. of our Original Report. The effect of a one-percentage point decrease on our postretirement benefit obligation at December 31, 2005 is incorrectly stated as $179 million and has been corrected to $(179) million.

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A; we are including in this amendment:

1.	The complete text of Item 8; and
2.	Item 15. Exhibits and Financial Statement Schedules to reflect the filing of updated certifications of our principal executive and principal financial officers and updated Consents of Independent Registered Public Accounting Firm.

This Amendment No. 1 to our Report on Form 10-K as originally filed on March 2, 2006 continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Report.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia

March 2, 2006

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

Note 6. Operating Revenue

Our operating revenue consists of the following:

Year Ended December 31,	2005	2004	2003
(millions)
Electric sales:
Regulated	$5,543	$5,180	$4,876
Nonregulated	3,113	1,249	1,130
Gas sales:
Regulated	1,763	1,422	1,258
Nonregulated	2,945	2,082	1,718
Other energy-related commodity sales	1,672	1,272	588
Gas transportation and storage	900	802	740
Gas and oil production	1,704	1,636	1,503
Other	401	348	282
Total operating revenue	$18,041	$13,991	$12,095

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

Year Ended December 31,	2005	2004	2003
(millions)
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:
Fair value hedges	$18	$(2)	$(3)
Cash flow hedges (1)	(79)	10	7
Net ineffectiveness	$(61)	$8	$4
Portion of gains (losses) on hedging instruments excluded from measurement of effectiveness and included in net income:
Fair value hedges (2)	$4	$3	$1
Cash flow hedges (3)	(2)	101	7
Total	$2	$104	$8

(1)	Represents an increase in hedge ineffectiveness expense primarily due to an increase in the fair value differential between the delivery location and commodity specifications of derivative contracts held by our exploration and production operations and the delivery location and commodity specifications of our forecasted gas and oil sales.
(2)	Amounts relate to changes in the difference between spot prices and forward prices for 2005 and 2004 and to changes in options’ time value for 2003.
(3)	Amounts relate to changes in options’ time value.

The following table presents selected information related to cash flow hedges included in AOCI in the Consolidated Balance Sheet at December 31, 2005:

	AOCI After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months After Tax	Maximum Term
(millions)
Commodities:
Gas	$(1,495)	$(821)	60 months
Oil	(548)	(313)	36 months
Electricity	(743)	(413)	36 months
Interest rate	(15)	8	246 months
Foreign currency	24	11	23 months
Total	$(2,777)	$(1,528)

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

Debt securities backed by mortgages and loans do not have stated contractual maturities as borrowers have the right to call or repay obligations with or without call or prepayment penalties. At December 31, 2005, these debt securities totaled $285 million. The fair value of all other debt securities at December 31, 2005 by contractual maturity are as follows:

Amount
(millions)
Due in one year or less	$40
Due after one year through five years	260
Due after five years through ten years	290
Due after ten years	282
Total	$872

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

At December 31,	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Software and software licenses	$613	$308	$579	$269
Emissions allowances	169	50	12	4
Other	225	30	106	26
Total	$1,007	$388	$697	$299

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

Company	Facility Limit	Outstanding Letters of Credit	Facility Capacity Remaining	Facility Inception Date	Facility Maturity Date
(millions)
CNG	$ 100	$ 100	$ —	June 2004	June 2007
CNG	100	100	—	August 2004	August 2009
CNG(1)	550	550	—	October 2004	April 2006
CNG(2)	1,900	625	1,275	August 2005	February 2006
CNG(3)	200	—	200	December 2005	December 2010
Dominion Resources, Inc.	150	150	—	September 2005	March 2006
Dominion Resources, Inc.	200	200	—	August 2005	February 2006
Dominion Resources, Inc.(4)	290	290	—	October 2005	April 2006
	$3,490	$2,015	$1,475

(1)	In February 2006, the facility limit was reduced to $150 million.
(2)	In February 2006, CNG replaced this facility with a $1.05 billion 364-day credit facility.
(3)	This facility can also be used to support commercial paper borrowings.
(4)	In February 2006, the facility limit was reduced to $215 million.

Notes to Consolidated Financial Statements, Continued

Note 18. Long-Term Debt

At December 31,	2005 Weighted Average Coupon(1)	2005	2004
(millions, except percentages)
Dominion Resources, Inc.:
Unsecured Senior and Medium-Term Notes:
2.25% to 8.125%, due 2005 to 2010	5.13%	$3,212	$3,002
5.0% to 7.82%, due 2012 to 2035 (2)	5.82%	3,880	2,880
Unsecured Equity-Linked Senior Notes, 5.75%, due 2008		330	330
Unsecured Convertible Senior Notes, 2.125%, due 2023(3)		220	220
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts, 7.83% to 8.4%, due 2027 to 2041	8.22%	825	825
Consolidated Natural Gas Company:
Unsecured Debentures and Senior Notes:
5.375% to 7.375%, due 2005 to 2010	5.96%	1,050	1,200
5.0% to 6.875%, due 2011 to 2027(2)	6.19%	2,150	2,150
Secured Bank Debt, Variable Rate, due 2006(4)	3.87%	234	234
Unsecured Junior Subordinated Notes Payable to Affiliated Trust, 7.8%, due 2041		206	206
Virginia Electric and Power Company:
Secured First and Refunding Mortgage Bonds:(5)
7.625%, due 2007		215	215
7.0% to 8.625%, due 2024 to 2025		—	512
Secured Bank Debt, Variable Rate, due 2007(4)	3.76%	370	370
Unsecured Senior and Medium-Term Notes:
4.50% to 5.75%, due 2006 to 2010	5.42%	1,600	1,600
4.75% to 8.625%, due 2013 to 2032	5.51%	762	706
Unsecured Callable and Puttable Enhanced SecuritiesSM, 4.10%, due 2038(6)		225	225
Tax-Exempt Financings:(7)
Variable Rate, due 2008	2.62%	60	60
Variable Rates, due 2015 to 2027	2.61%	137	137
4.95% to 9.62%, due 2005 to 2010	5.54%	237	242
2.30% to 7.55%, due 2014 to 2031	5.02%	263	263
Unsecured Junior Subordinated Notes Payable to Affiliated Trust, 7.375%, due 2042		412	412
Dominion Energy, Inc.:
Unsecured Medium-Term Notes, 4.92% to 6.1%, due 2005 to 2009(8)		—	453
Secured Senior Note, 7.33%, due 2020		222	231
Secured Bank Debt, Variable Rates, due 2006(4)	3.87%	347	347
Dominion Capital, Inc.:
Notes, 12.5%, due 2006 to 2008		6	6
Dominion Resources Services, Inc., Secured Bank Debt, Variable Rate, due 2006(4)	4.20%	107	107
		17,070	16,933
Fair value hedge valuation(9)		(52)	11
Amounts due within one year	4.69%	(2,330)	(1,368)
Unamortized discount and premium, net		(35)	(69)
Total long-term debt		$14,653	$15,507

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2005.
(2)	At the option of holders in October 2006 and August 2015, $150 million of CNG’s 6.875% senior notes due 2026 and $510 million of Dominion’s 5.25% senior notes due 2033, respectively, are subject to redemption at 100% of the principal amount plus accrued interest. In the event of an early redemption, we have the intent and ability to refinance CNG’s 6.875% senior notes under our long-term credit facilities. Accordingly, CNG’s 6.875% senior notes remain classified as long-term debt on our Consolidated Balance Sheets.
(3)	Convertible into a combination of cash and shares of our common stock at any time after March 31, 2004 when the average closing price of our common stock reaches $88.32 per share for a specified period. At the option of holders on December 15, 2006, December 15, 2008, December 15, 2013, or December 15, 2018, these securities are subject to redemption at 100% of the principal amount plus accrued interest. In the event of an early redemption, we have the intent and ability to refinance this security under our long-term credit facilities. Accordingly, this security remains classified as long-term debt on our Consolidated Balance Sheets.
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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Postretirement Benefits
(millions)
2006	$188	$74
2007	161	80
2008	161	86
2009	167	91
2010	196	97
2011-2015	1,176	580

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

	Pension Plans				Other Postretirement Plans
Year Ended December 31,	2005		2004		2005		2004
	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
(millions)
Equity securities:
U.S.	$1,750	40	$1,761	44	$330	42	$308	44
International	607	14	522	13	90	11	74	11
Debt securities	990	23	947	23	289	36	250	36
Real estate	340	8	298	7	21	3	17	2
Other	673	15	521	13	64	8	48	7
Total	$4,360	100	$4,049	100	$794	100	$697	100

The components of the provision for net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2005	2004	2003	2005	2004	2003
(millions)
Service cost	$110	$97	$86	$64	$63	$55
Interest cost	201	190	182	83	83	79
Expected return on plan assets	(341)	(336)	(332)	(51)	(44)	(33)
Amortization of prior service cost (credit)	3	2	2	(1)	—	—
Amortization of transition obligation (asset)	—	—	(2)	3	7	9
Amortization of net loss	77	56	20	19	21	20
Net periodic benefit cost (credit)	$50	$9	$(44)	$117	$130	$130

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

Notes to Consolidated Financial Statements, Continued

Assumed health care cost trend rates have a significant effect on the amounts reported for our retiree health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects:

		Other Postretirement Benefits
	One percentage point increase	One percentage point decrease
(millions)
Effect on total service and interest cost components for 2005	$26	$(20)
Effect on postretirement benefit obligation at December 31, 2005	$220	$(179)

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

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$1,268	$1,268
Commodity transactions(3)	3,823	1,539
Lease obligation for power generation facility(4)	898	898
Nuclear obligations(5)	355	303
Offshore drilling commitments	300	300
Other	594	413
Total	$7,238	$4,721

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of December 31, 2005 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by our subsidiaries, the value includes the recorded amount.
(2)	Guarantees of $1.1 billion of debt reflected on our December 31, 2005 balance sheet related to variable interest lessor entities through which we have financed and leased several power generation projects. In the event of default by the subsidiaries, we would be obligated to repay such amounts.
(3)	Guarantees related to energy marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of CNG and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, we would be obligated to satisfy such obligation. We and our subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantee of a DEI subsidiary’s leasing obligation for the Fairless Energy power station.
(5)	Guarantees related to Virginia Power’s and certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under our nuclear insurance programs and includes guarantees for Virginia Power’s commitment to buy nuclear fuel. Also, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of the Millstone Power Station, we have also agreed to provide up to $150 million to a DEI subsidiary, if requested by such subsidiary, to pay Millstone’s operating expenses.

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

Note 24. Fair Value of Financial Instruments

Substantially all of our financial instruments are recorded at fair value, with the exception of the instruments described below that are reported at historical cost. Fair values have been determined using available market information and valuation methodologies considered appropriate by management. The financial instruments’ carrying amounts and fair values are as follows:

At December 31,	2005		2004
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt(2)	$15,567	$15,928	$15,446	$16,499
Junior subordinated notes payable to affiliated trusts	1,416	1,537	1,429	1,595

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes securities due within one year.

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

There were no mortgage securitizations in 2004 or 2005. Activity for the subordinated notes related to the new CDO structure, retained interests from securitizations of CMOs and the CLO and CDO retained interests is summarized as follows:

	CMO	Retained Interests —CLO/CDO
(millions)
Balance at January 1, 2004	$141	$272
Liquidation of retained interest in CLO trusts	—	(231)
Distributions of new CDO notes to Dominion	—	235
Interest income	—	9
Amortization	(1)	—
Cash received	(27)	(4)
Fair value adjustment	(46)	(13)
Balance at December 31, 2004	$67	$268
Interest income	—	4
Proceeds from the sale of CDOs	—	(16)
Other cash received	(1)	(8)
Fair value adjustment	(28)	—
Balance at December 31, 2005	$38	$248

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

In 2003, we reported net expenses of $220 million in the Corporate segment attributable to our operating segments. The net expenses in 2003 primarily related to the impact of the following:

•	$21 million net after-tax benefit representing the cumulative effect of adopting new accounting principles, as described in Note 3 to our Consolidated Financial Statements, including:
•	SFAS No. 143: a $180 million after-tax benefit attributable to: Dominion Generation ($188 million after-tax benefit); Dominion E&P ($7 million after-tax charge); and Dominion Delivery ($1 million after-tax charge);
•	EITF 02-3: a $67 million after-tax charge attributable to Dominion Energy;
•	Statement 133 Implementation Issue No. C20: a $75 million after-tax charge attributable to Dominion Generation; and
•	FIN 46R: a $17 million after-tax charge attributable to Dominion Generation;
•	$197 million ($122 million after-tax) of incremental restoration expenses associated with Hurricane Isabel, attributable primarily to Dominion Delivery;
•	A $105 million charge ($65 million after-tax) for the termination of long-term power purchase agreements attributable to Dominion Generation;
•	A $64 million charge ($39 million after-tax) for the restructuring and termination of certain electric sales agreements attributable to Dominion Generation; and
•	$26 million of severance costs ($15 million after-tax) for workforce reductions during the first quarter of 2003, attributable to:
•	Dominion Generation ($8 million after-tax);
•	Dominion Energy ($2 million after-tax);
•	Dominion Delivery ($4 million after-tax); and
•	Dominion Exploration & Production ($1 million after-tax).

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.

Notes to Consolidated Financial Statements, Continued

The following table presents segment information pertaining to our operations:

Year Ended December 31,	Dominion Delivery	Dominion Energy	Dominion Generation	Dominion E&P	Corporate	Adjustments & Eliminations	Consolidated Total
(millions)
2005
Total revenue from external customers	$4,298	$1,673	$8,068	$2,644	$29	$1,329	$18,041
Intersegment revenue	39	1,407	203	246	588	(2,483)	—
Total operating revenue	4,337	3,080	8,271	2,890	617	(1,154)	18,041
Depreciation, depletion and amortization	329	121	366	563	35	(2)	1,412
Equity in earnings of equity method investees	1	13	21	3	5	—	43
Interest income	11	12	61	15	247	(251)	95
Interest and related charges	191	84	289	140	538	(251)	991
Income tax expense (benefit)	253	212	218	324	(425)	—	582
Income from discontinued operations, net of tax	—	—	—	—	5	—	5
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(6)	—	(6)
Net income (loss)	448	319	402	565	(701)	—	1,033
Investment in equity method investees	5	97	112	42	75	—	331
Capital expenditures	532	399	724	1,690	13	—	3,358
Total assets (billions)	10.4	6.6	17.6	15.4	16.0	(13.3)	52.7
2004
Total revenue from external customers	$3,757	$2,047	$4,925	$2,291	$69	$902	$13,991
Intersegment revenue	77	384	793	157	509	(1,920)	—
Total operating revenue	3,834	2,431	5,718	2,448	578	(1,018)	13,991
Depreciation, depletion and amortization	316	116	282	558	35	(2)	1,305
Equity in earnings of equity method investees	1	12	11	(1)	11	—	34
Interest income	8	14	52	2	269	(244)	101
Interest and related charges	151	62	254	94	622	(244)	939
Income tax expense (benefit)	256	119	321	314	(310)	—	700
Loss from discontinued operations, net of tax	—	—	—	—	(15)	—	(15)
Net income (loss)	466	190	525	595	(527)	—	1,249
Investment in equity method investees	5	94	162	40	86	—	387
Capital expenditures	441	354	623	1,311	21	—	2,750
Total assets (billions)	9.2	7.2	14.5	11.3	14.3	(11.1)	45.4
2003
Total revenue from external customers	$3,287	$1,863	$4,482	$1,858	$149	$456	$12,095
Intersegment revenue	61	493	293	150	591	(1,588)	—
Total operating revenue	3,348	2,356	4,775	2,008	740	(1,132)	12,095
Depreciation, depletion and amortization	302	104	229	532	49	—	1,216
Equity in earnings of equity method investees	—	12	13	6	(6)	—	25
Interest income	14	8	52	1	271	(237)	109
Interest and related charges	171	64	239	82	656	(237)	975
Income tax expense (benefit)	236	223	312	220	(394)	—	597
Loss from discontinued operations, net of tax	—	—	—	—	(642)	—	(642)
Cumulative effect of changes in accounting principles, net of tax	—	—	—	—	11	—	11
Net income (loss)	453	346	512	415	(1,408)	—	318

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

Notes to Consolidated Financial Statements, Continued

Note 29. Gas and Oil Producing Activities (unaudited)

Capitalized Costs

The aggregate amounts of costs capitalized for gas and oil producing activities, and related aggregate amounts of accumulated depreciation, depletion and amortization follow:

At December 31,	2005	2004
(millions)
Capitalized costs:
Proved properties	$9,929	$8,246
Unproved properties	1,775	1,623
	11,704	9,869
Accumulated depletion:
Proved properties	2,513	1,921
Unproved properties	109	109
	2,622	2,030
Net capitalized costs	$9,082	$7,839

Total Costs Incurred

The following costs were incurred in gas and oil producing activities:

Year Ended December 31,	2005			2004			2003
	Total	United States	Canada	Total	United States	Canada	Total	United States	Canada
(millions)
Property acquisition costs:
Proved properties	$118	$118	—	$20	$20	—	$181	$181	—
Unproved properties	151	137	$14	116	102	$14	133	125	$8
	269	255	14	136	122	14	314	306	8
Exploration costs	235	230	5	213	199	14	291	266	25
Development costs(1)	1,207	1,128	79	915	841	74	667	604	63
Total	$1,711	$1,613	$98	$1,264	$1,162	$102	$1,272	$1,176	$96

(1)	Development costs incurred for proved undeveloped reserves were $284 million, $172 million and $182 million for 2005, 2004 and 2003, respectively.

Results of Operations

We caution that the following standardized disclosures required by the FASB do not represent our results of operations based on our historical financial statements. In addition to requiring different determinations of revenue and costs, the disclosures exclude the impact of interest expense and corporate overhead.

Year Ended December 31,	2005			2004			2003
	Total	United States	Canada	Total	United States	Canada	Total	United States	Canada
(millions)
Revenue (net of royalties) from:
Sales to nonaffiliated companies	$1,499	$1,369	$130	$1,526	$1,297	$229	$1,736	$1,552	$184
Transfers to other operations	268	268	—	195	195	—	185	185	—
Total	1,767	1,637	130	1,721	1,492	229	1,921	1,737	184
Less:
Production (lifting) costs	443	406	37	394	309	85	357	294	63
Depreciation, depletion and amortization	564	525	39	560	497	63	526	470	56
Income tax expense	283	264	19	295	266	29	356	350	6
Results of operations	$477	$442	$35	$472	$420	$52	$682	$623	$59

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

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein

The following tabulation has been prepared in accordance with the FASB’s rules for disclosure of a standardized measure of discounted future net cash flows relating to proved gas and oil reserve quantities that we own:

	2005			2004			2003
	Total	United States	Canada	Total	United States	Canada	Total	United States	Canada
(millions)
Future cash inflows(1)	$63,004	$61,112	$1,892	$36,819	$35,735	$1,084	$36,486	$32,922	$3,564
Less:
Future development costs(2)	1,979	1,877	102	1,527	1,488	39	1,505	1,391	114
Future production costs	8,127	7,718	409	5,609	5,302	307	5,582	4,765	817
Future income tax expense	19,019	18,527	492	10,152	9,909	243	9,457	8,715	742
Future cash flows	33,879	32,990	889	19,531	19,036	495	19,942	18,051	1,891
Less annual discount (10% a year)	18,916	18,560	356	10,505	10,275	230	10,709	9,745	964
Standardized measure of discounted future net cash flows	$14,963	$14,430	$533	$9,026	$8,761	$265	$9,233	$8,306	$927

(1)	Amounts exclude the effect of derivative instruments designated as hedges of future sales of production at year-end.
(2)	Estimated future development costs, excluding abandonment, for proved undeveloped reserves are estimated to be $594 million, $330 million and $176 million for 2006, 2007 and 2008, respectively.

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

At December 31,	2005	2004
(millions)
Assets
Current assets	$438	$291
Property, plant and equipment, net	694	662
Deferred charges and other assets	107	89
Total assets	$1,239	$1,042

Liabilities
Current liabilities	$323	$200
Deferred credits and other liabilities	209	194
Total liabilities	$532	$394

Item 15. Exhibits and Financial Statement Schedules

23.1	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

45

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES, INC.

By:	/s/ STEVEN A. ROGERS
(Steven A. Rogers, Vice President, Controller and Principal Accounting Officer)

Date: March 6, 2006

46