Form 10-Q
period 2013-06-30
DOMINION RESOURCES INC /VA/; VIRGINIA ELECTRIC & POWER CO
filed 2013-08-06
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants’ telephone number	I.R.S. Employer Identification Number
001-08489	DOMINION RESOURCES, INC.	54-1229715

001-02255	VIRGINIA ELECTRIC AND POWER COMPANY	54-0418825

120 Tredegar Street

Richmond, Virginia 23219

(804) 819-2000

State or other jurisdiction of incorporation or organization of the registrants: Virginia

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Dominion Resources, Inc.    Yes  ☒    No    ☐                     Virginia Electric and Power Company    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Dominion Resources, Inc.    Yes  ☒    No  ☐                     Virginia Electric and Power Company    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Dominion Resources, Inc.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Virginia Electric and Power Company

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Dominion Resources, Inc.    Yes  ☐    No  ☒                      Virginia Electric and Power Company    Yes  ☐    No  ☒

At June 30, 2013, the latest practicable date for determination, Dominion Resources, Inc. had 579,020,114 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Resources, Inc.’s other operations.

COMBINED INDEX

PAGE2

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction

AMR	Automated meter reading program deployed by East Ohio

AOCI	Accumulated other comprehensive income (loss)

Appalachian Gateway Project

DTI project completed in September 2012 to provide approximately 484,000 Dth per day of firm transportation services for new Appalachian gas supplies in West Virginia and southwestern Pennsylvania to an interconnection with Texas Eastern Transmission, LP at Oakford, Pennsylvania

AROs	Asset retirement obligations

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

ASLB	Atomic Safety and Licensing Board

bcf	Billion cubic feet

Biennial Review Order	Order issued by the Virginia Commission in November 2011 concluding the 2009-2010 biennial review of Virginia Power’s base rates, terms and conditions

Blue Racer	Blue Racer Midstream, LLC, a joint venture with Caiman

BOD	Board of Directors

BP	BP Wind Energy North America Inc.

Brayton Point	Brayton Point power station, a 1,528 MW power station in Somerset, Massachusetts, with three coal-fired units and one unit fired by natural gas or oil

BREDL	Blue Ridge Environmental Defense League

Brunswick County	Brunswick County power station, a 1,358 MW combined cycle, natural gas-fired power station in Brunswick County, Virginia

CAA	Clean Air Act

Caiman	Caiman Energy II, LLC

CAIR	Clean Air Interstate Rule

Carson-to-Suffolk line	Virginia Power 60-mile 500 kV transmission line in southeastern Virginia

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980

CFO	Chief Financial Officer

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Companies	Dominion and Virginia Power, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

DEI	Dominion Energy, Inc.

DOE	Department of Energy

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

DRS	Dominion Resources Services, Inc.

DTI	Dominion Transmission, Inc.

Dth	Dekatherm

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

Elwood	Elwood power station, a 1,424 MW power station outside Chicago, Illinois, with nine 158 MW natural gas-fired combustion turbines, in which Dominion owns a 50 percent interest (712 MW)

Energy Capital Partners	A private equity firm with offices in Short Hills, New Jersey and San Diego, California

EPA	Environmental Protection Agency

EPS	Earnings per share

ESBWR	General Electric-Hitachi’s Economic Simplified Boiling Water Reactor

Fairless	Fairless power station

PAGE3

Abbreviation or Acronym	Definition
FERC	Federal Energy Regulatory Commission

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

IDA	Industrial Development Authority

Illinois Gas Contracts	A Dominion Retail natural gas book of business consisting of residential and commercial customers in Illinois

INPO	Institute of Nuclear Power Operations

ISO	Independent system operator

ISO-NE	ISO New England

Kewaunee	Kewaunee nuclear power station

Kincaid	Kincaid power station, a 1,158 MW power station in Kincaid, Illinois, with two 579 MW coal-fired units

kV	Kilovolt

kWh	Kilowatt-hour

Line TL-388	A 37-mile, 24-inch gathering line extending from Texas Eastern, LP in Noble County, Ohio to its terminus at Dominion’s Gilmore Station in Tuscarawas County, Ohio

Line TL-404	An approximately 26-mile, 24- and 30- inch gas gathering pipeline that extends from Wetzel County, West Virginia to Monroe County, Ohio

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDFA	Massachusetts Development Finance Agency

Meadow Brook-to-Loudoun line	Virginia Power 65-mile 500 kV transmission line that begins in Warren County, Virginia and terminates in Loudoun County, Virginia

Millstone	Millstone nuclear power station

MISO	Midcontinent Independent Transmission System Operator, Inc.

Moody’s	Moody’s Investors Service

MW	Megawatt

MWh	Megawatt hour

NCEMC	North Carolina Electric Membership Corporation

NedPower	A wind-turbine facility joint venture between Dominion and Shell in Grant County, West Virginia

NEIL	Nuclear Electric Insurance Limited

NGLs	Natural gas liquids

North Anna	North Anna nuclear power station

North Carolina Commission	North Carolina Utilities Commission

Northeast Expansion Project

DTI project completed in November 2012 to provide approximately 200,000 Dth per day of firm transportation services; this project moves supplies from various receipt points in central and southwestern Pennsylvania to a nexus of market pipelines and storage facilities in Leidy, Pennsylvania

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

ODEC	Old Dominion Electric Cooperative

Ohio Commission	Public Utilities Commission of Ohio

Order 1000	Order issued by FERC adopting new requirements for transmission planning, cost allocation and development

PADEP	Pennsylvania Department of Environmental Protection

PIPP	Percentage of Income Payment Plan

PIR	Pipeline Infrastructure Replacement program deployed by East Ohio

PAGE4

Abbreviation or Acronym	Definition
PJM	PJM Interconnection, L.L.C.

ppb	Parts-per-billion

Radnor Heights Project	Virginia Power project to construct three new 230 kV underground transmission lines totaling approximately 6 miles and the associated Radnor Heights substation in Arlington County, Virginia

RGGI	Regional Greenhouse Gas Initiative

Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County

Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center

Rider T1

A rate adjustment clause to recover the difference between revenues produced from the transmission component of base rates, and the total revenue requirement to recover costs for transmission services and demand response programs

Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County

ROE	Return on equity

RSN	Remarketable subordinated note

RTO	Regional transmission organization

Salem Harbor	Salem Harbor power station

SEC	Securities and Exchange Commission

Shell	Shell WindEnergy, Inc.

SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.

State Line	State Line power station

Surry	Surry nuclear power station

U.S.	United States of America

UAO	Unilateral Administrative Order

UEX Rider	Uncollectible Expense Rider

VIE	Variable interest entity

Virginia City Hybrid Energy Center	A 600 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

Warren County	Warren County power station, a 1,329 MW combined-cycle, natural gas-fired power station under construction in Warren County, Virginia

Waxpool-Brambleton-BECO line	Virginia Power project to construct an approximately 1.5-mile double circuit 230 kV line to a new Waxpool substation, and a new 230 kV line between the Brambleton and BECO substations

PAGE5

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012(1)	2013	2012(1)
(millions, except per share amounts)
Operating Revenue	$2,980	$3,005	$6,503	$6,402

Operating Expenses
Electric fuel and other energy-related purchases	875	895	1,826	1,807
Purchased electric capacity	88	98	176	211
Purchased gas	297	215	764	627
Other operations and maintenance	728	753	1,351	1,360
Depreciation, depletion and amortization	303	275	600	548
Other taxes	141	141	308	303

Total operating expenses	2,432	2,377	5,025	4,856

Income from operations	548	628	1,478	1,546

Other income	49	44	136	118
Interest and related charges	203	209	431	421

Income from continuing operations including noncontrolling interests before income tax expense	394	463	1,183	1,243
Income tax expense	116	166	404	435

Income from continuing operations including noncontrolling interests	278	297	779	808
Loss from discontinued operations(2)	(70)	(32)	(69)	(42)

Net Income Including Noncontrolling Interests	208	265	710	766
Noncontrolling Interests	6	7	13	14

Net Income Attributable to Dominion	$202	$258	$697	$752

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$272	$290	$766	$794
Loss from discontinued operations, net of tax	(70)	(32)	(69)	(42)

Net income attributable to Dominion	$202	$258	$697	$752

Earnings Per Common Share-Basic
Income from continuing operations	$0.47	$0.51	$1.33	$1.39
Loss from discontinued operations	(0.12)	(0.06)	(0.12)	(0.07)

Net income attributable to Dominion	$0.35	$0.45	$1.21	$1.32

Earnings Per Common Share-Diluted
Income from continuing operations	$0.47	$0.51	$1.33	$1.38
Loss from discontinued operations	(0.12)	(0.06)	(0.12)	(0.07)

Net income attributable to Dominion	$0.35	$0.45	$1.21	$1.31

Dividends declared per common share	$0.5625	$0.5275	$1.1250	$1.0550

(1)	Recast to reflect Brayton Point and Kincaid as discontinued operations, as discussed in Note 3.
(2)	Includes income tax benefit of $49 million and $26 million for the three months ended June 30, 2013 and 2012, respectively, and $49 million and $36 million for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

PAGE6

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Net income including noncontrolling interests	$208	$265	$710	$766
Other comprehensive income (loss), net of taxes:
Net deferred gains on derivatives-hedging activities(1)	122	2	32	130
Changes in unrealized net gains (losses) on investment securities(2)	3	(23)	81	61
Changes in unrecognized pension and other postretirement benefit costs(3)	228	1	228	2
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(4)	(17)	(31)	59	(47)
Net realized gains on investment securities(5)	(9)	(5)	(36)	(14)
Net pension and other postretirement benefit costs(6)	10	12	30	23

Total other comprehensive income (loss)	337	(44)	394	155

Comprehensive income including noncontrolling interests	545	221	1,104	921
Comprehensive income attributable to noncontrolling interests	6	7	13	14

Comprehensive income attributable to Dominion	$539	$214	$1,091	$907

(1)	Net of $(76) million and $(1) million tax for the three months ended June 30, 2013 and 2012, respectively, and net of $(22) million and $(81) million tax for the six months ended June 30, 2013 and 2012, respectively.
(2)	Net of $— million and $16 million tax for the three months ended June 30, 2013 and 2012, respectively, and net of $(51) million and $(41) million tax for the six months ended June 30, 2013 and 2012, respectively.
(3)	Net of $(148) million and $(1) million tax for the three months ended June 30, 2013 and 2012, respectively, and net of $(148) million and $(1) million tax for the six months ended June 30, 2013 and 2012, respectively.
(4)	Net of $9 million and $11 million tax for the three months ended June 30, 2013 and 2012, respectively, and net of $(39) million and $23 million tax for the six months ended June 30, 2013 and 2012, respectively
(5)	Net of $5 million and $3 million tax for the three months ended June 30, 2013 and 2012, respectively, and net of $23 million and $10 million tax for the six months ended June 30, 2013 and 2012, respectively.
(6)	Net of $(11) million and $(8) million tax for the three months ended June 30, 2013 and 2012, respectively, and net of $(20) million and $(17) million tax for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

PAGE7

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$190	$248
Customer receivables (less allowance for doubtful accounts of $26 and $28)	1,514	1,621
Other receivables (less allowance for doubtful accounts of $3 and $4)	133	96
Inventories	1,154	1,259
Derivative assets	1,040	518
Assets held for sale	347	—
Other	1,485	1,398

Total current assets	5,863	5,140

Investments
Nuclear decommissioning trust funds	3,551	3,330
Investment in equity method affiliates	560	558
Other	276	303

Total investments	4,387	4,191

Property, Plant and Equipment
Property, plant and equipment	44,610	43,364
Property, plant and equipment, VIE	957	957
Accumulated depreciation, depletion and amortization	(14,013)	(13,548)

Total property, plant and equipment, net	31,554	30,773

Deferred Charges and Other Assets
Goodwill	3,125	3,130
Regulatory assets	1,473	1,717
Other	2,024	1,887

Total deferred charges and other assets	6,622	6,734

Total assets	$48,426	$46,838

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

PAGE8

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2013	December 31, 2012(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,090	$1,363
Securities due within one year, VIE	844	860
Short-term debt	2,105	2,412
Accounts payable	909	1,137
Derivative liabilities	950	510
Liabilities held for sale	37	—
Other	1,442	1,481

Total current liabilities	7,377	7,763

Long-Term Debt
Long-term debt	15,592	15,478
Junior subordinated notes	1,373	1,373
Remarketable subordinated notes	1,078	—

Total long-term debt	18,043	16,851

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,525	5,800
Asset retirement obligations	1,592	1,641
Pension and other postretirement benefit liabilities	1,299	1,831
Regulatory liabilities	1,616	1,514
Other	657	556

Total deferred credits and other liabilities	11,689	11,342

Total liabilities	37,109	35,956

Commitments and Contingencies (see Note 15)
Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Equity
Common stock – no par(2)	5,650	5,493
Other paid-in capital	—	162
Retained earnings	5,836	5,790
Accumulated other comprehensive loss	(483)	(877)

Total common shareholders’ equity	11,003	10,568

Noncontrolling interest	57	57

Total equity	11,060	10,625

Total liabilities and equity	$48,426	$46,838

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 579 million shares and 576 million shares outstanding at June 30, 2013 and December 31, 2012, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

PAGE9

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30,	2013	2012
(millions)
Operating Activities
Net income including noncontrolling interests	$710	$766
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	729	704
Deferred income taxes and investment tax credits	395	444
Rate refunds	(5)	(103)
Other adjustments	(32)	(68)
Changes in:
Accounts receivable	92	363
Inventories	(10)	75
Deferred fuel and purchased gas costs, net	48	312
Prepayments	(88)	(70)
Accounts payable	(149)	(265)
Accrued interest, payroll and taxes	(67)	(76)
Margin deposit assets and liabilities	21	177
Other operating assets and liabilities	147	139

Net cash provided by operating activities	1,791	2,398

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,950)	(1,960)
Proceeds from sales of securities	862	764
Purchases of securities	(885)	(763)
Restricted cash equivalents	23	71
Other	65	24

Net cash used in investing activities	(1,885)	(1,864)

Financing Activities
Repayment of short-term debt, net	(307)	(284)
Issuance of long-term debt	2,350	450
Repayment of long-term debt, including redemption premiums	(1,185)	(168)
Repayment of junior subordinated notes	(258)	—
Issuance of common stock	144	139
Common dividend payments	(650)	(603)
Subsidiary preferred dividend payments	(8)	(8)
Other	(50)	—

Net cash provided by (used in) financing activities	36	(474)

Increase (decrease) in cash and cash equivalents	(58)	60
Cash and cash equivalents at beginning of period	248	102

Cash and cash equivalents at end of period	$190	$162

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$172	$262

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

PAGE10

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Operating Revenue	$1,710	$1,756	$3,491	$3,510

Operating Expenses
Electric fuel and other energy-related purchases	528	602	1,098	1,216
Purchased electric capacity	88	97	176	210
Other operations and maintenance:
Affiliated suppliers	81	82	155	165
Other	274	360	519	583
Depreciation and amortization	211	188	418	376
Other taxes	65	66	132	131

Total operating expenses	1,247	1,395	2,498	2,681

Income from operations	463	361	993	829

Other income	27	17	52	40
Interest and related charges	84	100	177	200

Income before income tax expense	406	278	868	669
Income tax expense	141	106	316	254

Net Income	265	172	552	415
Preferred dividends	4	4	8	8

Balance available for common stock	$261	$168	$544	$407

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

PAGE11

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Net income	$265	$172	$552	$415
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	1	(2)	3	(3)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	—	(2)	8	6
Amounts reclassified to net income:
Net derivative losses-hedging activities(3)	—	1	—	2
Net realized gains on nuclear decommissioning trust funds(4)	—	(1)	(1)	(1)

Other comprehensive income (loss)	1	(4)	10	4

Comprehensive income	$266	$168	$562	$419

(1)	Net of $(1) million and $2 million tax for the three months ended June 30, 2013 and 2012, respectively, and net of $(2) million and $2 million tax for the six months ended June 30, 2013 and 2012, respectively.
(2)	Net of $— million and $1 million tax for the three months ended June 30, 2013 and 2012, respectively, and net of $(5) million and $(5) million tax for the six months ended June 30, 2013 and 2012, respectively.
(3)	Net of $— million and $— million tax for the three months ended June 30, 2013 and 2012, respectively, and net of $— million and $(1) million tax for the six months ended June 30, 2013 and 2012, respectively.
(4)	Net of $— million and $— million tax for the three months ended June 30, 2013 and 2012, respectively, and net of $1 million and $1 million tax for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

PAGE12

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$14	$28
Customer receivables (less allowance for doubtful accounts of $10 at both dates)	897	849
Other receivables (less allowance for doubtful accounts of $2 and $3)	55	51
Inventories (average cost method)	793	789
Prepayments	70	23
Other	275	241

Total current assets	2,104	1,981

Investments
Nuclear decommissioning trust funds	1,612	1,515
Other	14	14

Total investments	1,626	1,529

Property, Plant and Equipment
Property, plant and equipment	31,684	30,631
Accumulated depreciation and amortization	(10,327)	(10,014)

Total property, plant and equipment, net	21,357	20,617

Deferred Charges and Other Assets
Intangible assets, net	184	181
Regulatory assets	405	396
Other	113	107

Total deferred charges and other assets	702	684

Total assets	$25,789	$24,811

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

PAGE13

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2013	December 31, 2012(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$58	$418
Short-term debt	1,084	992
Accounts payable	361	430
Payables to affiliates	75	67
Affiliated current borrowings	50	435
Accrued interest, payroll and taxes	205	204
Other	403	461

Total current liabilities	2,236	3,007

Long-Term Debt	7,398	6,251

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,037	3,879
Asset retirement obligations	718	705
Regulatory liabilities	1,371	1,285
Other	253	194

Total deferred credits and other liabilities	6,379	6,063

Total liabilities	16,013	15,321

Commitments and Contingencies (see Note 15)
Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	2,633	2,357
Accumulated other comprehensive income	35	25

Total common shareholder’s equity	9,519	9,233

Total liabilities and shareholder’s equity	$25,789	$24,811

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date.
(2)	500,000 shares authorized; 274,723 shares outstanding at June 30, 2013 and December 31, 2012.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

PAGE14

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2013	2012
(millions)
Operating Activities
Net income	$552	$415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	499	444
Deferred income taxes and investment tax credits	199	188
Rate refunds	(5)	(103)
Other adjustments	(34)	(36)
Changes in:
Accounts receivable	(52)	33
Affiliated accounts receivable and payable	8	11
Inventories	(4)	41
Deferred fuel expenses	(4)	293
Accounts payable	(30)	(11)
Accrued interest, payroll and taxes	1	(21)
Other operating assets and liabilities	(15)	97

Net cash provided by operating activities	1,115	1,351

Investing Activities
Plant construction and other property additions	(1,217)	(956)
Purchases of nuclear fuel	(90)	(125)
Purchases of securities	(354)	(361)
Proceeds from sales of securities	324	353
Other	—	5

Net cash used in investing activities	(1,337)	(1,084)

Financing Activities
Issuance (repayment) of short-term debt, net	92	(429)
Repayment of affiliated current borrowings, net	(385)	—
Issuance of long-term debt	1,250	450
Repayment of long-term debt	(459)	(9)
Common dividend payments	(268)	(269)
Preferred dividend payments	(8)	(8)
Other	(14)	(4)

Net cash provided by (used in) financing activities	208	(269)

Decrease in cash and cash equivalents	(14)	(2)
Cash and cash equivalents at beginning of period	28	29

Cash and cash equivalents at end of period	$14	$27

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$100	$126

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

PAGE15

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion’s operations are conducted through various subsidiaries, including Virginia Power, a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and their Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of June 30, 2013, their results of operations for the three and six months ended June 30, 2013 and 2012 and their cash flows for the six months ended June 30, 2013 and 2012. Such adjustments are normal and recurring in nature unless otherwise noted.

The Companies make certain estimates and assumptions in preparing their Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts and those of their respective majority-owned subsidiaries and those VIEs where Dominion has been determined to be the primary beneficiary.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in Dominion’s and Virginia Power’s 2012 Consolidated Financial Statements and Notes have been reclassified to conform to the 2013 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power, where applicable.

Note 3. Dispositions

Sale of Illinois Gas Contracts

In June 2013, Dominion completed the sale of Illinois Gas Contracts. The sales price was approximately $32 million, subject to post-closing adjustments. The sale resulted in a gain of approximately $29 million ($18 million after-tax) net of a $3 million write-off of goodwill, and is included in other operations and maintenance expense in Dominion’s Consolidated Statement of Income. The sale of Illinois Gas Contracts did not qualify for discontinued operations classification as it is not considered a component under applicable accounting guidance.

Sale of Brayton Point, Kincaid and Equity Method Investment in Elwood

In March 2013, Dominion entered into an agreement with Energy Capital Partners to sell Brayton Point, Kincaid, and its 50% interest in Elwood, which is an equity method investment.

PAGE16

Necessary approvals required to close the transaction have been received, with the exception of FERC approval. Dominion expects to receive FERC approval and close the transaction during the third quarter of 2013. The sales price is approximately $472 million, subject to customary closing adjustments. In the first quarter of 2013, Brayton Point’s and Kincaid’s assets and liabilities to be disposed of were classified as held for sale and adjusted to their estimated fair value less cost to sell, resulting in an impairment charge of $37 million ($22 million after-tax), which is included in discontinued operations in Dominion’s Consolidated Statements of Income. As of June 30, 2013, Dominion remeasured the fair value less costs to sell of the net assets held for sale, resulting in an additional impairment charge of $11 million ($6 million after-tax), which is included in discontinued operations in Dominion’s Consolidated Statements of Income. In both periods, Dominion used the market approach to estimate the fair value of Brayton Point’s and Kincaid’s long-lived assets. These were considered Level 2 fair value measurements given that they were based on the agreed-upon sales price. The carrying amounts of the major classes of assets and liabilities classified as held for sale in Dominion’s Consolidated Balance Sheet are as follows:

At June 30,	2013
(millions)
Assets
Current assets	$140
Property, plant and equipment, net	192
Other assets	15

Total assets	$347

Liabilities
Current liabilities	$17
Asset retirement obligations	19
Other liabilities	1

Total liabilities	$37

The following table presents selected information regarding the results of operations of Brayton Point and Kincaid, which are reported as discontinued operations in Dominion’s Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Operating revenue	$63	$49	$217	$114
Loss before income taxes(1)	(119)	(26)	(118)	(48)

(1)	2013 results include $64 million of charges related to the early redemption of Brayton Point and Kincaid debt. See Note 14 in this report for more information.

Dominion’s 50% interest in Elwood is an equity method investment and therefore, in accordance with applicable accounting guidance, the carrying amount of this investment is not classified as held for sale nor are the equity earnings from this investment reported as discontinued operations.

Sale of Salem Harbor and State Line

In August 2012, Dominion completed the sale of Salem Harbor. During the second quarter of 2012, Dominion completed the sale of State Line, which ceased operations in March 2012.

The following table presents selected information regarding the results of operations of Salem Harbor and State Line, which are classified in discontinued operations in Dominion’s Consolidated Statements of Income:

	Three Months Ended June 30, 2012	Six Months Ended June 30 2012,
(millions)
Operating revenue	$22	$52
Loss before income taxes	(32)	(30)

PAGE17

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Dominion
Electric sales:
Regulated	$1,687	$1,725	$3,448	$3,449
Nonregulated	545	626	1,203	1,269
Gas sales:
Regulated	49	33	181	132
Nonregulated	208	165	553	563
Gas transportation and storage	360	305	827	710
Other	131	151	291	279

Total operating revenue	$2,980	$3,005	$6,503	$6,402

Virginia Power
Regulated electric sales	$1,687	$1,725	$3,448	$3,449
Other	23	31	43	61

Total operating revenue	$1,710	$1,756	$3,491	$3,510

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Six Months Ended June 30,	2013	2012	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	1.9	4.1	2.6	3.9
Investment and production tax credits	(1.5)	(0.5)	—	—
Valuation allowances	—	(1.8)	—	—
AFUDC – equity	(0.8)	(0.7)	(1.4)	(1.1)
Other, net	(0.5)	(1.1)	0.2	0.1

Effective tax rate	34.1%	35.0%	36.4%	37.9%

Dominion’s and Virginia Power’s 2013 state income tax expense reflects changes in the amount of income apportioned among states.

Dominion’s effective tax rate in 2012 reflects a $22 million reduction of valuation allowance related to state operating loss carryforwards attributable to Fairless. After considering the results of Fairless’ operations in recent years and a forecast of future operating results reflecting Dominion’s planned purchase of the facility, Dominion concluded that it was more likely than not that the tax benefit of the operating losses would be realized. Significant assumptions included future commodity prices, in particular, those for electric energy produced by Fairless and those for natural gas, as compared to other fuels used for the generation of electricity, which would significantly influence the extent to which Fairless is dispatched by PJM.

PAGE18

See Note 5 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of the Companies’ unrecognized tax benefits. During the six months ended June 30, 2013, Dominion’s and Virginia Power’s unrecognized tax benefits changed as follows:

	Dominion	Virginia Power
(millions)
Balance at January 1, 2013	$293	$57
Increases – prior period positions	2	2
Decreases – prior period positions	(42)	(14)
Current period positions	15	5
Settlements	(2)	(2)
Expiration of statutes of limitations	(4)	—

Balance at June 30, 2013	$262	$48

During the twelve-month period ending June 30, 2014, it is reasonably possible that settlements with and payments to tax authorities and the expiration of statutes of limitations could reduce unrecognized tax benefits for Dominion and Virginia Power by up to $65 million and $35 million, respectively. Otherwise, Dominion and Virginia Power cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions, except EPS)
Net income attributable to Dominion	$202	$258	$697	$752

Average shares of common stock outstanding – Basic	578.1	572.0	577.3	571.3
Net effect of dilutive securities(1)	0.8	1.1	0.9	1.2

Average shares of common stock outstanding – Diluted	578.9	573.1	578.2	572.5

Earnings Per Common Share – Basic	$0.35	$0.45	$1.21	$1.32
Earnings Per Common Share – Diluted	$0.35	$0.45	$1.21	$1.31

(1)	Dilutive securities consist primarily of contingently convertible senior notes. See Note 14 in this report for more information.

Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013 are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2013. See Note 14 in this report for more information. There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three and six months ended June 30, 2012.

PAGE19

Note 7. Accumulated Other Comprehensive Income

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Total
(millions)
Three Months Ended June 30, 2013
Beginning balance	$(136)	$377	$(1,061)	$(820)
Other comprehensive income before reclassifications: gains (losses)	122	3	228	353
Amounts reclassified from accumulated other comprehensive income(1): (gains) losses	(17)	(9)	10	(16)

Net current-period other comprehensive income (loss)	105	(6)	238	337

Ending balance	$(31)	$371	$(823)	$(483)

Six Months Ended June 30, 2013
Beginning balance	$(122)	$326	$(1,081)	$(877)
Other comprehensive income before reclassifications: gains (losses)	32	81	228	341
Amounts reclassified from accumulated other comprehensive income(1): (gains) losses	59	(36)	30	53

Net current-period other comprehensive income (loss)	91	45	258	394

Ending balance	$(31)	$371	$(823)	$(483)

(1)	See table below for details about these reclassifications.

PAGE20

The following table presents Dominion’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2013
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(29)	Operating revenue
Interest rate contracts	3	Interest and related charges

	(26)
Tax	9	Income tax expense

	$(17)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(17)	Other income
Impairment	3	Other income

	(14)
Tax	5	Income tax expense

	$(9)

Unrecognized pension and other postretirement benefit costs:
Prior service costs	$(6)	Other operations and maintenance
Actuarial losses	27	Other operations and maintenance

	21
Tax	(11)	Income tax expense

	$10

Six Months Ended June 30, 2013
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$55	Operating revenue
	34	Purchased gas
	3	Electric fuel and other energy-related purchases
Interest rate contracts	6	Interest and related charges

	98
Tax	(39)	Income tax expense

	$59

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(64)	Other income
Impairment	5	Other income

	(59)
Tax	23	Income tax expense

	$(36)

Unrecognized pension and other postretirement benefit costs:
Prior service costs	$(6)	Other operations and maintenance
Actuarial losses	56	Other operations and maintenance

	50
Tax	(20)	Income tax expense

	$30

PAGE21

Note 8. Fair Value Measurements

Dominion’s and Virginia Power’s fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2012. See Note 9 in this report for further information about their derivatives and hedge accounting activities.

Dominion and Virginia Power enter into certain physical and financial forwards and futures, options, and full requirements contracts, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards, futures, and full requirements contracts. An option model is used to value Level 3 physical and financial options. The discounted cash flow model for forwards and futures calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. Full requirements contracts add load shaping and usage factors in addition to the discounted cash flow model inputs. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, mean reversions, risk-free rate of return, the option expiration dates, the option strike prices, price correlations, the original sales prices, and volumes. For Level 3 fair value measurements, forward market prices, implied price volatilities, price correlations, load shaping, and usage factors are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents Dominion’s and Virginia Power’s quantitative information about Level 3 fair value measurements. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility, price correlations, load shaping, and usage factors.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range		Weighted Average(1)

At June 30, 2013
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$19	Discounted Cash Flow	Market Price (per Dth)(4)	(1) - 5		2
Electricity	1	Discounted Cash Flow	Market Price (per MWh)(4)	26 - 109(10)		44
FTRs(3)	1	Discounted Cash Flow	Market Price (per MWh)(4)	(2) - 5		0
Liquids	40	Discounted Cash Flow	Market Price (per Gal)(4)	0 - 2		1
Physical and Financial Options:
Natural Gas	5	Option Model	Market Price (per Dth)(4)	3 - 5		4
			Price Volatility(5)	20% - 32%		22%
			Price Correlation(6)	(9)% - 100%		36%
			Mean Reversion(7)	0 - 58		4

Full Requirements Contracts:
Electricity	10	Discounted Cash Flow	Market Price (per MWh)(4)	11 -495(10)		42
			Load Shaping(8)	0% - 10%		3%
			Usage Factor(9)	2% - 9%		7%

Total assets	$76

Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$29	Discounted Cash Flow	Market Price (per Dth)(4)	(1) - 6		1
Electricity	2	Discounted Cash Flow	Market Price (per MWh)(4)	21 -112	(10)	42
FTRs(3)	26	Discounted Cash Flow	Market Price (per MWh)(4)	(2) - 18		1
Liquids	8	Discounted Cash Flow	Market Price (per Gal)(4)	0 - 2		2
Physical and Financial Options:
Natural Gas	9	Option Model	Market Price (per Dth)(4)	3 - 9		5
			Price Volatility(5)	19% -32%		25%
			Price Correlation(6)	(9)% - 100%		36%
			Mean Reversion(7)	0 - 58		4

Total liabilities	$74

PAGE22

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Information represents Virginia Power’s quantitative information about Level 3 fair value measurements.
(4)	Represents market prices beyond defined terms for Levels 1 & 2.
(5)	Represents volatilities unrepresented in published markets.
(6)	Represents intra-price correlations for which markets do not exist.
(7)	Represents mean-reverting property in price simulation modeling.
(8)	Converts block monthly loads to 24-hour load shapes.
(9)	Represents expected increase (decrease) in sales volumes compared to historical usage.
(10)	The range in market prices is the result of large variability in hourly power prices during peak and off-peak hours.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Price Correlation	Buy	Increase (decrease)	Loss (gain)
Price Correlation	Sell	Increase (decrease)	Gain (loss)
Mean Reversion	Buy	Increase (decrease)	Loss (gain)
Mean Reversion	Sell	Increase (decrease)	Gain (loss)
Load Shaping	Sell(1)	Increase (decrease)	Loss (gain)
Usage Factor	Sell(2)	Increase (decrease)	Gain (loss)

(1)	Assumes the contract is in a gain position and load increases during peak hours.
(2)	Assumes the contract is in a gain position.

Non-recurring Fair Value Measurements

In June 2013, Dominion purchased certain natural gas infrastructure facilities that were previously leased from third parties. The purchase price was based on terms in the lease, which exceeded current market pricing. As a result of the purchase price and expected losses, Dominion recorded an impairment charge of $49 million ($29 million after-tax) in other operations and maintenance expense in its Consolidated Statements of Income, to write down the long-lived assets to their estimated fair values of less than $1 million. As management was not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion used the income approach (discounted cash flows) to estimate the fair value of the assets in this impairment test. This was considered a Level 3 fair value measurement due to the use of significant unobservable inputs, including estimates of future production and other commodity prices.

See Note 3 for non-recurring fair value measurements related to Brayton Point and Kincaid.

PAGE23

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2013
Assets:
Derivatives:
Commodity	$16	$1,103	$76	$1,195
Interest rate	—	136	—	136
Investments(1):
Equity securities:
U.S.:
Large cap	2,111	—	—	2,111
Other	70	—	—	70
Non-U.S.:
Large cap	13	—	—	13
Fixed income:
Corporate debt instruments	—	372	—	372
U.S. Treasury securities and agency debentures	418	174	—	592
State and municipal	—	311	—	311
Other	—	4	—	4
Cash equivalents and other	4	71	—	75
Restricted cash equivalents	—	10	—	10

Total assets	$2,632	$2,181	$76	$4,889

Liabilities:
Derivatives:
Commodity	$13	$1,012	$74	$1,099
Interest rate	—	1	—	1

Total liabilities	$13	$1,013	$74	$1,100

At December 31, 2012
Assets:
Derivatives:
Commodity	$12	$639	$84	$735
Interest rate	—	93	—	93
Investments(1):
Equity securities:
U.S.:
Large cap	1,973	—	—	1,973
Other	59	—	—	59
Non-U.S.:
Large cap	12	—	—	12
Fixed income:
Corporate debt instruments	—	325	—	325
U.S. Treasury securities and agency debentures	391	152	—	543
State and municipal	—	315	—	315
Other	—	7	—	7
Cash equivalents and other	13	67	—	80
Restricted cash equivalents	—	33	—	33

Total assets	$2,460	$1,631	$84	$4,175

Liabilities:
Derivatives:
Commodity	$8	$528	$59	$595
Interest rate	—	66	—	66

Total liabilities	$8	$594	$59	$661

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

PAGE24

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Beginning balance	$9	$(61)	$25	$(71)
Total realized and unrealized gains (losses):
Included in earnings	(10)	12	2	(23)
Included in other comprehensive income (loss)	26	166	36	171
Included in regulatory assets/liabilities	(22)	18	(27)	29
Settlements	(1)	21	(26)	51
Transfers out of Level 3	—	(1)	(8)	(2)

Ending balance	$2	$155	$2	$155

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$(4)	$33	$(11)	$33

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy-related purchases	Total
(millions)
Three Months Ended June 30, 2013
Total gains (losses) included in earnings	$(2)	$(8)	$(10)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(2)	(2)	(4)

Three Months Ended June 30, 2012
Total gains (losses) included in earnings	$32	$(20)	$12
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	33	—	33

Six Months Ended June 30, 2013
Total gains (losses) included in earnings	$7	$(5)	$2
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(10)	(1)	(11)

Six Months Ended June 30, 2012
Total gains (losses) included in earnings	$23	$(46)	$(23)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	33	—	33

PAGE25

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2013
Assets:
Derivatives:
Commodity	$—	$—	$1	$1
Interest rate	—	43	—	43
Investments(1):
Equity securities:
U.S.:
Large cap	889	—	—	889
Other	30	—	—	30
Fixed income:
Corporate debt instruments	—	221	—	221
U.S. Treasury securities and agency debentures	153	66	—	219
State and municipal	—	122	—	122
Other	—	1	—	1
Cash equivalents and other	—	29	—	29
Restricted cash equivalents	—	10	—	10

Total assets	$1,072	$492	$1	$1,565

Liabilities:
Derivatives:
Commodity	$—	$6	$26	$32
Interest rate	—	1	—	1

Total liabilities	$—	$7	$26	$33

At December 31, 2012
Assets:
Derivatives:
Commodity	$—	$1	$5	$6
Investments(1):
Equity securities:
U.S.:
Large cap	779	—	—	779
Other	27	—	—	27
Fixed income:
Corporate debt instruments	—	196	—	196
U.S. Treasury securities and agency debentures	168	66	—	234
State and municipal	—	118	—	118
Other	—	1	—	1
Cash equivalents and other	7	31	—	38
Restricted cash equivalents	—	10	—	10

Total assets	$981	$423	$5	$1,409

Liabilities:
Derivatives:
Commodity	$—	$6	$3	$9
Interest rate	—	25	—	25

Total liabilities	$—	$31	$3	$34

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

PAGE26

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Beginning balance	$(3)	$(17)	$2	$(28)
Total realized and unrealized gains (losses):
Included in earnings	(7)	(19)	(4)	(46)
Included in regulatory assets/liabilities	(22)	18	(27)	29
Settlements	7	19	4	46

Ending balance	$(25)	$1	$(25)	$1

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2013 and 2012.

Fair Value of Financial Instruments

Substantially all of Dominion’s and Virginia Power’s financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, customer and other receivables, short-term debt and accounts payable are representative of fair value because of the short-term nature of these instruments. For Dominion’s and Virginia Power’s financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$16,682	$18,569	$16,841	$19,898
Securities due within one year, VIE(3)	844	855	860	864
Junior subordinated notes(3)	1,373	1,418	1,373	1,430
Remarketable subordinated notes(3)	1,078	1,103	—	—
Subsidiary preferred stock(4)	257	256	257	255

Virginia Power
Long-term debt, including securities due within one year(2)	$7,456	$8,494	$6,669	$8,270
Preferred stock(4)	257	256	257	255

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At June 30, 2013 and December 31, 2012, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $69 million and $93 million, respectively.
(3)	Includes amounts which represent the unamortized discount or premium.
(4)	Includes deferred issuance expenses of $2 million at June 30, 2013 and December 31, 2012.

Note 9. Derivatives and Hedge Accounting Activities

Dominion’s and Virginia Power’s accounting policies and objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2012. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

PAGE27

Derivative assets and liabilities are presented gross on Dominion’s and Virginia Power’s Consolidated Balance Sheets. Dominion’s and Virginia Power’s derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities. Certain accounts receivable and accounts payable recognized on Dominion’s and Virginia Power’s Consolidated Balance Sheets, as well as letters of credit and other forms of security, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure.

Dominion

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	June 30, 2013			December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$136	$—	$136	$93	$—	$93
Commodity contracts:
Over-the-counter	286	—	286	290	—	290
Exchange	898	—	898	416	—	416

Total derivatives, subject to a master netting or similar arrangement	1,320	—	1,320	799	—	799
Total derivatives, not subject to a master netting or similar arrangement	11	—	11	29	—	29

Total(1)	$1,331	$—	$1,331	$828	$—	$828

(1)	At June 30, 2013, the total derivative asset balance contains $1,046 million of current assets, $1,040 million and $6 million of which is presented in current derivative assets and assets held for sale, respectively, in Dominion’s Consolidated Balance Sheet, and $285 million of noncurrent assets, which is presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheet. At December 31, 2012, the total derivative asset balance contains $518 million of current assets, which is presented in current derivative assets in Dominion’s Consolidated Balance Sheet and $310 million of noncurrent assets, which is presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheet.

PAGE28

		June 30, 2013				December 31, 2012
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$136	$1	$—	$135	$93	$19	$—	$74
Commodity contracts:
Over-the-counter	286	97	—	189	290	97	—	193
Exchange	898	855	2	41	416	350	4	62

Total	$1,320	$953	$2	$365	$799	$466	$4	$329

	June 30, 2013			December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$1	$—	$1	$66	$—	$66
Commodity contracts:
Over-the-counter	179	—	179	191	—	191
Exchange	912	—	912	393	—	393

Total derivatives, subject to a master netting or similar arrangement	1,092	—	1,092	650	—	650
Total derivatives, not subject to a master netting or similar arrangement	8	—	8	11	—	11

Total(1)	$1,100	$—	$1,100	$661	$—	$661

(1)	At June 30, 2013, the total derivative liability balance contains $950 million of current liabilities, which is presented in current derivative liabilities in Dominion’s Consolidated Balance Sheet, and $150 million of noncurrent liabilities, which is presented in the other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheet. At December 31, 2012, the total derivative liability balance contains $510 million of current liabilities, which is presented in current derivative liabilities in Dominion’s Consolidated Balance Sheet and $151 million of noncurrent derivative liabilities, which is presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheet.

PAGE29

		June 30, 2013				December 31, 2012
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$1	$1	$—	$—	$66	$19	$—	$47
Commodity contracts:
Over-the-counter	179	97	23	59	191	97	20	74
Exchange	912	855	57	—	393	350	43	—

Total	$1,092	$953	$80	$59	$650	$466	$63	$121

The following table presents the volume of Dominion’s derivative activity as of June 30, 2013. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	222	38
Basis	723	459
Electricity (MWh):
Fixed price(1)	20,165,120	14,488,783
FTRs	91,445,833	459,947
Capacity (MW)	217,575	48,886
Liquids (Gal)(2)	158,508,000	72,912,000
Interest rate	$1,750,000,000	$1,350,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

For the three and six months ended June 30, 2013 and 2012, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at June 30, 2013:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(7)	$(5)	31 months
Electricity	69	19	30 months
Other	20	13	35 months
Interest rate	(113)	(22)	355 months

Total	$(31)	$5

PAGE30

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices and interest rates.

PAGE31

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
June 30, 2013
ASSETS
Current Assets
Commodity	$117	$832	$949
Interest rate	97	—	97

Total current derivative assets(1)	214	832	1,046

Noncurrent Assets
Commodity	120	126	246
Interest rate	39	—	39

Total noncurrent derivative assets(2)	159	126	285

Total derivative assets	$373	$958	$1,331

LIABILITIES
Current Liabilities
Commodity	$76	$873	$949
Interest rate	1	—	1

Total current derivative liabilities	77	873	950

Noncurrent Liabilities
Commodity	36	114	150

Total noncurrent derivative liabilities(3)	36	114	150

Total derivative liabilities	$113	$987	$1,100

December 31, 2012
ASSETS
Current Assets
Commodity	$103	$379	$482
Interest rate	36	—	36

Total current derivative assets	139	379	518

Noncurrent Assets
Commodity	130	123	253
Interest rate	57	—	57

Total noncurrent derivative assets(2)	187	123	310

Total derivative assets	$326	$502	$828

LIABILITIES
Current Liabilities
Commodity	$103	$341	$444
Interest rate	66	—	66

Total current derivative liabilities	169	341	510

Noncurrent Liabilities
Commodity	58	93	151

Total noncurrent derivative liabilities(3)	58	93	151

Total derivative liabilities	$227	$434	$661

(1)	$6 million of current derivative assets are classified as assets held for sale in Dominion’s Consolidated Balance Sheet. See Note 3 for further information.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

PAGE32

The following tables present the gains and losses on Dominion’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$29

Total commodity	$131	$29	$(8)

Interest rate(3)	67	(3)	36

Total	$198	$26	$28

Three Months Ended June 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$63
Purchased gas		(17)
Electric fuel and other energy-related purchases		(5)

Total commodity	$111	$41	$9

Interest rate(3)	(108)	1	(68)

Total	$3	$42	$(59)

Six Months Ended June 30, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(55)
Purchased gas		(34)
Electric fuel and other energy-related purchases		(3)

Total commodity	$(27)	$(92)	$(1)

Interest rate(3)	81	(6)	52

Total	$54	$(98)	$51

Six Months Ended June 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$127
Purchased gas		(47)
Electric fuel and other energy-related purchases		(12)

Total commodity	$287	$68	$8

Interest rate(3)	(76)	2	(41)

Total	$211	$70	$(33)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

PAGE33

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2013	2012	2013	2012
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$(6)	$34	$(3)	$103
Purchased gas	(26)	5	(7)	(5)
Electric fuel and other energy-related purchases	(11)	(9)	(8)	(36)
Interest rate(2)	—	9		7

Total	$(43)	$39	$(18)	$69

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

Virginia Power

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	June 30, 2013			December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$43	$—	$43	$—	$—	$—
Commodity contracts:
Over-the-counter	1	—	1	6	—	6

Total derivatives, subject to a master netting or similar arrangement	44	—	44	6	—	6
Total derivatives, not subject to a master netting or similar arrangement	—	—	—	—	—	—

Total(1)	$44	$—	$44	$6	$—	$6

(1)	At June 30, 2013, the total derivative asset balance contains $44 million of current assets, which is presented in other current assets in Virginia Power’s Consolidated Balance Sheet. At December 31, 2012, the total derivative asset balance contains $6 million of current assets, which is presented in other current assets in Virginia Power’s Consolidated Balance Sheet.

PAGE34

		June 30, 2013 Gross Amounts Not Offset in the Consolidated Balance Sheet				December 31, 2012 Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$43	$1	$—	$42	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	1	1	—	—	6	3	—	3

Total	$44	$2	$—	$42	$6	$3	$—	$3

	June 30, 2013			December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$1	$—	$1	$25	$—	$25
Commodity contracts:
Over-the-counter	31	—	31	7	—	7
Exchange	1	—	1	2	—	2

Total derivatives, subject to a master netting or similar arrangement	33	—	33	34	—	34
Total derivatives, not subject to a master netting or similar arrangement	—	—	—	—	—	—

Total(1)	$33	$—	$33	$34	$—	$34

(1)	At June 30, 2013, the total derivative liability balance contains $33 million of current liabilities, which is presented in other current liabilities in Virginia Power’s Consolidated Balance Sheet. At December 31, 2012, the total derivative liability balance contains $33 million of current liabilities, which is presented in other current liabilities in Virginia Power’s Consolidated Balance Sheet and $1 million of noncurrent derivative liabilities, which is presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheet.

PAGE35

		June 30, 2013				December 31, 2012
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$1	$1	$—	$—	$25	$—	$—	$25
Commodity contracts:
Over-the-counter	31	1	23	7	7	3	—	4
Exchange	1	—	1	—	2	—	2	—

Total	$33	$2	$24	$7	$34	$3	$2	$29

The following table presents the volume of Virginia Power’s derivative activity as of June 30, 2013. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	18	—
Basis	9	—
Electricity (MWh):
Fixed price	491,200	—
FTRs	89,107,999	—
Capacity (MW)	167,500	18,300
Interest rate	$900,000,000	$—

PAGE36

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated

Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
June 30, 2013
ASSETS
Current Assets
Commodity	$—	$1	$1
Interest rate	43	—	43

Total current derivative assets(1)	43	1	44

Total derivative assets	$43	$1	$44

LIABILITIES
Current Liabilities
Commodity	$6	$26	$32
Interest rate	1	—	1

Total current derivative liabilities(2)	7	26	33

Total derivative liabilities	$7	$26	$33

December 31, 2012
ASSETS
Current Assets
Commodity	$1	$5	$6

Total current derivative assets(1)	1	5	6

Total derivative assets	$1	$5	$6

LIABILITIES
Current Liabilities
Commodity	$5	$3	$8
Interest rate	25	—	25

Total current derivative liabilities(2)	30	3	33

Noncurrent Liabilities
Commodity	1	—	1

Total noncurrent derivative liabilities(3)	1	—	1

Total derivative liabilities	$31	$3	$34

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheet.
(2)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheet.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheet.

PAGE37

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$—

Total commodity	$(2)	—	$(8)

Interest rate(3)	4	—	36

Total	$2	$—	$28

Three Months Ended June 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$1	(1)	$9

Interest rate(3)	(5)	—	(68)

Total	$(4)	$(1)	$(59)

Six Months Ended June 30, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$—

Total commodity	$(1)	—	$(1)

Interest rate(3)	6	—	52

Total	$5	$—	$51

Six Months Ended June 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(3)

Total commodity	$(1)	(3)	$8

Interest rate(3)	(4)	—	(41)

Total	$(5)	$(3)	$(33)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

PAGE38

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2013	2012	2013	2012
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(6)	$(19)	$(3)	$(46)
Interest rate(3)	—	1	—	(1)

Total	$(6)	$(18)	$(3)	$(47)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $101 million and $95 million at June 30, 2013 and December 31, 2012, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $12 million and $14 million at June 30, 2013 and December 31, 2012, respectively.

PAGE39

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses (1)		Fair Value
(millions)
June 30, 2013
Marketable equity securities:
U.S.:
Large Cap	$1,163	$913	$—		$2,076
Other	46	17	—		63
Marketable debt securities:
Corporate bonds	360	18	(6)		372
U.S. Treasury securities and agency debentures	591	10	(12)		589
State and municipal	263	14	(4)		273
Other	4	—	—		4
Cost method investments	103	—	—		103
Cash equivalents and other(2)	71	—	—		71

Total	$2,601	$972	$(22	)(3)	$3,551

December 31, 2012
Marketable equity securities:
U.S.:
Large Cap	$1,210	$732	$—		$1,942
Other	40	13	—		53
Marketable debt securities:
Corporate bonds	295	30	—		325
U.S. Treasury securities and agency debentures	523	19	(2)		540
State and municipal	248	26	—		274
Other	6	1	—		7
Cost method investments	117	—	—		117
Cash equivalents and other(2)	72	—	—		72

Total	$2,511	$821	$(2	)(3)	$3,330

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $1 million and pending purchases of securities of $6 million at June 30, 2013 and December 31, 2012, respectively.
(3)	The fair value of securities in an unrealized loss position was $618 million and $195 million at June 30, 2013 and December 31, 2012, respectively.

PAGE40

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at June 30, 2013 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$122
Due after one year through five years	357
Due after five years through ten years	365
Due after ten years	394

Total	$1,238

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Proceeds from sales	$308	$349	$862	$764
Realized gains(1)	29	28	92	56
Realized losses(1)	10	15	16	19

(1)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three and six months ended June 30, 2013 and 2012.

Blue Racer

In December 2012, Dominion formed Blue Racer to provide midstream services to natural gas producers operating in the Utica Shale region in Ohio and portions of Pennsylvania. Blue Racer is an equal partnership between Dominion and Caiman, with Dominion contributing midstream assets and Caiman contributing private equity capital. In March 2013, DTI contributed Line TL-404 to Blue Racer and received approximately $47 million in cash proceeds resulting in an approximately $25 million ($14 million after-tax) gain. Phase 1 of the Natrium natural gas processing and fractionation facility was completed in the second quarter of 2013, and is expected to be contributed to Blue Racer in the third quarter.

PAGE41

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
June 30, 2013
Marketable equity securities:
U.S.:
Large Cap	$497	$392	$—		$889
Other	22	8	—		30
Marketable debt securities:
Corporate bonds	216	9	(4)		221
U.S. Treasury securities and agency debentures	223	1	(5)		219
State and municipal	119	5	(2)		122
Other	1	—	—		1
Cost method investments	103	—	—		103
Cash equivalents and other(2)	27	—	—		27

Total	$1,208	$415	$(11	)(3)	$1,612

December 31, 2012
Marketable equity securities:
U.S.:
Large Cap	$481	$298	$—		$779
Other	20	7	—		27
Marketable debt securities:
Corporate bonds	179	17	—		196
U.S. Treasury securities and agency debentures	231	4	(1)		234
State and municipal	106	11	—		117
Other	1	—	—		1
Cost method investments	117	—	—		117
Cash equivalents and other(2)	44	—	—		44

Total	$1,179	$337	$(1	)(3)	$1,515

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $2 million and pending sales of securities of $6 million at June 30, 2013 and December 31, 2012, respectively.
(3)	The fair value of securities in an unrealized loss position was $311 million and $104 million at June 30, 2013 and December 31, 2012, respectively.

The fair value of Virginia Power’s marketable debt securities at June 30, 2013 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$21
Due after one year through five years	176
Due after five years through ten years	202
Due after ten years	164

Total	$563

PAGE42

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Proceeds from sales	$135	$162	$324	$353
Realized gains(1)	10	10	26	21
Realized losses(1)	5	5	8	7

(1)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three and six months ended June 30, 2013 and 2012.

PAGE43

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2013	December 31, 2012
(millions)
Dominion
Regulatory assets:
Deferred rate adjustment clause costs(1)	$69	$55
Derivatives(2)	30	—
Unrecovered gas cost(3)	9	59
Other	70	89

Regulatory assets-current(4)	178	203

Unrecognized pension and other postretirement benefit costs(5)	949	1,210
Deferred rate adjustment clause costs(1)	235	173
Income taxes recoverable through future rates(6)	159	140
Derivatives(2)	44	105
Other	86	89

Regulatory assets-non-current	1,473	1,717

Total regulatory assets	$1,651	$1,920

Regulatory liabilities:
PIPP(7)	$96	$100
Other	41	36

Regulatory liabilities-current(8)	137	136

Provision for future cost of removal and AROs(9)	1,018	985
Decommissioning trust(10)	573	501
Other	25	28

Regulatory liabilities-non-current	1,616	1,514

Total regulatory liabilities	$1,753	$1,650

Virginia Power
Regulatory assets:
Deferred rate adjustment clause costs(1)	$69	$51
Derivatives(2)	30	—
Other	64	68

Regulatory assets-current(4)	163	119

Deferred rate adjustment clause costs(1)	182	127
Income taxes recoverable through future rates(6)	127	110
Derivatives(2)	44	105
Other	52	54

Regulatory assets-non-current	405	396

Total regulatory assets	$568	$515

Regulatory liabilities:
Other	$35	$32

Regulatory liabilities-current(8)	35	32

Provision for future cost of removal(9)	788	763
Decommissioning trust(10)	573	501
Other	10	21

Regulatory liabilities-non-current	1,371	1,285

Total regulatory liabilities	$1,406	$1,317

(1)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. See Note 12 for more information.

PAGE44

(2)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(3)	Reflects unrecovered gas costs at Dominion’s regulated gas operations, which are recovered through quarterly or annual filings with the applicable regulatory authority.
(4)	Current regulatory assets are presented in other current assets in Dominion’s and Virginia Power’s Consolidated Balance Sheets.
(5)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s rate-regulated subsidiaries.
(6)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(7)	Under PIPP, eligible customers can receive energy assistance based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions.
(8)	Current regulatory liabilities are presented in other current liabilities in Dominion’s and Virginia Power’s Consolidated Balance Sheets.
(9)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(10)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.

At June 30, 2013, approximately $97 million of Dominion’s and $71 million of Virginia Power’s regulatory assets represented past expenditures on which they do not currently earn a return. These expenditures are expected to be recovered within the next two years.

Note 12. Regulatory Matters

Regulatory Matters Involving Potential Loss Contingencies

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in various regulatory matters. Certain regulatory matters may ultimately result in a loss; however, as such matters are in an initial procedural phase, involve uncertainty as to the outcome of pending reviews or orders, and/or involve significant factual issues that need to be resolved, it is not possible for the Companies to estimate a range of possible loss. For matters for which the Companies cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the regulatory process such that the Companies are able to estimate a range of possible loss. For regulatory matters for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Companies’ maximum possible loss exposure. The circumstances of such regulatory matters will change from time to time and actual results may vary significantly from the current estimate. For current matters not specifically reported below, management does not anticipate that the outcome from such matters would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations.

FERC - Electric

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Dominion’s merchant generators sell electricity in the PJM, MISO and ISO-NE wholesale markets under Dominion’s market-based sales tariffs authorized by FERC. Virginia Power purchases and, under its FERC market-based rate authority, sells electricity in the wholesale market. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

Rates

In April 2008, FERC granted an application for Virginia Power’s electric transmission operations to establish a forward-looking formula rate mechanism that updates transmission rates on an annual basis and approved an ROE of 11.4%, effective as of January 1, 2008. The formula rate is designed to recover the expected revenue requirement for each calendar year and is updated based on actual costs. The FERC-approved formula method, which is based on projected costs, allows Virginia Power to earn a current return on its growing investment in electric transmission infrastructure.

In July 2008, Virginia Power filed an application with FERC requesting a revision to its revenue requirement to reflect an additional ROE incentive adder for eleven electric transmission enhancement projects. Under the proposal, the cost of transmission service would increase to include an ROE incentive adder for each of the eleven projects, beginning the year each project enters commercial operation (but not before January 1, 2009). Virginia Power proposed an incentive of 1.5% for four of the projects (including the Meadow Brook-to-Loudoun and Carson-to-Suffolk lines, which were completed in 2011) and an incentive of 1.25% for the other seven projects. In August 2008, FERC approved the proposal, effective September 1, 2008, the incentives were included in the PJM Tariff, and billing for the incentives was made accordingly. In 2012, PJM canceled one of the eleven projects with an estimated cost of $7 million. The total cost for the other ten projects included in Virginia Power’s

PAGE45

formula rate for 2013 is $852 million and the remaining projects were completed in 2012. Numerous parties sought rehearing of the FERC order in August 2008. In May 2012, FERC issued an order denying the rehearing requests. In July 2012, the North Carolina Commission filed an appeal of the FERC orders with the U.S. Court of Appeals for the Fourth Circuit. While Virginia Power cannot predict the outcome of the appeal, it is not expected to have a material effect on results of operations.

In March 2010, ODEC and NCEMC filed a complaint with FERC against Virginia Power claiming that approximately $223 million in transmission costs related to specific projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula rate. ODEC and NCEMC requested that FERC establish procedures to determine the amount of costs for each applicable project that should be excluded from Virginia Power’s rates. In October 2010, FERC issued an order dismissing the complaint in part and established hearings and settlement procedures on the remaining part of the complaint. In February 2012, Virginia Power submitted to FERC a settlement agreement to resolve all issues set for hearing. All transmission customer parties to the proceeding joined the settlement. The Virginia Commission, North Carolina Commission and Public Staff of the North Carolina Commission, while not parties to the settlement, did not oppose the settlement. The settlement was accepted by FERC in May 2012 and provides for payment by Virginia Power to the transmission customer parties collectively of $250,000 per year for ten years and resolves all matters other than allocation of the incremental cost of certain underground transmission facilities, which has been briefed pursuant to FERC’s May 2012 order and awaits FERC action. While Virginia Power cannot predict the outcome of the briefing, it is not expected to have a material effect on results of operations.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Virginia Regulation

Virginia Fuel Expenses

In May 2013, Virginia Power submitted its annual fuel factor filing to the Virginia Commission, proposing an increase of approximately $162 million in fuel revenue for the rate year beginning July 1, 2013. In June 2013, the Virginia Commission issued an order approving the rate.

Generation Rider S

The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In June 2013, Virginia Power requested Virginia Commission approval of its annual update for Rider S for the twelve-month rate year beginning April 1, 2014, utilizing a 12.5% ROE (inclusive of a 100 basis point statutory enhancement) consistent with the base ROE that Virginia Power has proposed, and which is pending a decision, in its 2013 biennial review case. Virginia Power proposed an approximately $287 million revenue requirement for the rate year. This case is pending.

Generation Rider W

The Virginia Commission previously approved Rider W in conjunction with Warren County. In May 2013, Virginia Power requested Virginia Commission approval of its annual update for Rider W for the twelve-month rate year beginning April 1, 2014, utilizing a 12.5% ROE (inclusive of a 100 basis point statutory enhancement) consistent with the base ROE that Virginia Power has proposed, and which is pending a decision, in its 2013 biennial review case. Virginia Power proposed an approximately $122 million total revenue requirement (consisting of approximately $70 million for the eight months preceding the station’s commercial operations period, and approximately $52 million for the four months of expected commercial operations in the rate year) for the rate year. This case is pending.

Generation Rider B

The Virginia Commission previously approved Rider B in conjunction with the conversion of the Altavista, Hopewell, and Southampton power stations to biomass. In June 2013, Virginia Power requested Virginia Commission approval of its annual update for Rider B for the twelve-month rate year beginning April 1, 2014, utilizing a 13.5% ROE (inclusive of a 200 basis point statutory enhancement) consistent with the base ROE that Virginia Power has proposed, and which is pending a decision, in its 2013 biennial review case. Virginia Power proposed an approximately $22 million revenue requirement for the rate year. This case is pending. The Altavista power station commenced commercial operations using biomass as its fuel in July 2013.

Brunswick County Power Station and Generation Rider BW

In November 2012, Virginia Power requested approval from the Virginia Commission to construct and operate Brunswick County. The application included a request for approval of associated transmission facilities and Rider BW. Virginia Power’s proposed revenue requirement for Rider BW is approximately $45 million for the September 1, 2013 to August 31, 2014 rate year, reflecting an ROE of 11.4%, inclusive of a statutory enhancement of 100 basis points for Rider BW, consistent with the Biennial Review Order. Virginia Power requested an ROE enhancement of 100 basis points for Rider BW for a period of 15 years following commercial operations.

In August 2013, the Virginia Commission approved Certificates of Public Convenience and Necessity for Brunswick County and related transmission interconnection facilities. The Virginia Commission also approved a revenue requirement of approximately $43 million for the September 1, 2013 to August 31, 2014 rate year, reflecting an ROE of 11.4%, inclusive of a statutory enhancement of 100 basis points for Rider BW, consistent with the Biennial Review Order. In addition, the Virginia Commission approved an ROE enhancement of 100 basis points for Rider BW for a period of 10 years following commercial operations. Virginia Power expects to commence construction of the facility during the third quarter of 2013, with commercial operations to begin in spring 2016.

Transmission Rider T1

In May 2013, Virginia Power filed for an adjustment to its current Rider T1 with the Virginia Commission to recover costs of transmission service and demand response programs for the September 1, 2013 to August 31, 2014 rate year. The proposed Rider T1 revenue requirement is $81 million and reflects a total revenue requirement of approximately $404 million for costs of all transmission service and demand response programs. The transmission service and demand response program costs not recovered through Rider T1 are recovered as a component of base rates as previously approved by the Virginia Commission. In July 2013, the Virginia Commission issued an order approving the rate.

PAGE46

Electric Transmission Projects

In July 2010, the Virginia Commission authorized Virginia Power to construct the Radnor Heights Project. The Virginia Commission stated that these lines and substation must be constructed and in service by June 30, 2012, and that Virginia Power could apply to extend this date for good cause shown. In October 2012, the Virginia Commission issued an order extending this construction and the in-service date to July 31, 2013. In July 2013, Virginia Power filed and the Virginia Commission approved a motion to further extend this construction and in-service date to June 1, 2014.

In January 2013, a notice of appeal was filed with the Supreme Court of Virginia by a private party regarding the Virginia Commission’s December 2012 order authorizing construction of the Waxpool-Brambleton-BECO line. In May 2013, the Supreme Court of Virginia issued an order accepting the petition for appeal. Oral argument is scheduled for September 2013.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 20% of its pipeline system. In May 2013, PIR cost recovery rates became effective as approved by the Ohio Commission in April 2013. The approval includes a revenue requirement of $67 million.

PIPP Plus Program

Under the Ohio PIPP Plus Program, eligible customers can receive energy assistance based on their ability to pay their bill. In July 2013, the Ohio Commission approved East Ohio’s annual update of the PIPP Rider, which reflects the refund over the next year of an over-recovery of accumulated arrearages of approximately $91 million as of March 31, 2013, net of projected deferred program costs of approximately $54 million for the period from April 2013 through June 2014.

UEX Rider

East Ohio files an annual UEX Rider pursuant to which it seeks recovery of the bad debt expense of most customers not participating in the PIPP Plus Program. In July 2013, the Ohio Commission approved East Ohio’s annual update of the UEX Rider, which reflects the elimination of accumulated unrecovered bad debt expense of approximately $3 million as of March 31, 2013, and recovery of prospective bad debt expense projected to total approximately $24 million for the twelve-month period from April 2013 to March 2014.

Note 13. Variable Interest Entities

As discussed in Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $973 million as of June 30, 2013. Virginia Power paid $53 million for electric capacity and $26 million and $16 million for electric energy to these entities in the three months ended June 30, 2013 and 2012, respectively. Virginia Power paid $108 million for electric capacity and $46 million and $35 million for electric energy to these entities in the six months ended June 30, 2013 and 2012, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $83 million and $77 million for the three months ended June 30, 2013 and 2012, respectively, and $160 million and $153 million for the six months ended June 30, 2013 and 2012, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

PAGE47

See Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information about consolidated VIEs.

Note 14. Significant Financing Transactions

Credit Facilities and Short-term Debt

Dominion and Virginia Power use short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, Dominion utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by commodity prices, hedging levels, Dominion’s credit ratings and the credit quality of its counterparties.

At June 30, 2013, Dominion’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$3,000	$2,021	$—	$979
Joint revolving credit facility(2)	500	84	18	398

Total	$3,500	$2,105	$18	$1,377

(1)	This credit facility has a maturity date of September 2017 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	The maturity date for $400 million of the $500 million in committed capacity of this credit facility is September 2017. The remaining $100 million has a maturity date of September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

At June 30, 2013, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
Joint revolving credit facility(1)	$1,000	$1,000	$—	$—
Joint revolving credit facility(2)	250	84	2	164

Total	$1,250	$1,084	$2	$164

(1)	This credit facility has a maturity date of September 2017 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	The maturity date for $400 million of the $500 million in committed capacity of this credit facility is September 2017. The remaining $100 million has a maturity date of September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility with a maturity date of September 2017. This facility supports certain tax-exempt financings of Virginia Power.

Long-term Debt

In January 2013, Virginia Power issued $250 million of 1.2% senior notes and $500 million of 4.0% senior notes that mature in 2018 and 2043, respectively.

In March 2013, Virginia Power issued $500 million of 2.75% senior notes that mature in 2023.

In March 2013, Virginia Power redeemed the $50 million 2.5% IDA of the Town of Louisa, Virginia Solid Waste and Sewage Disposal Revenue Bonds, Series 2001A, that would have otherwise matured in March 2031. Virginia Power intends to redeem

PAGE48

the $10 million 2.5% and the $30 million 2.5% IDA of the Town of Louisa, Virginia Solid Waste and Sewage Disposal Revenue Bonds, Series 1997A and 2000A, that would otherwise mature in April 2022 and September 2030, respectively. The bonds are expected to be redeemed on or before April 1, 2014 at the amount of principal then outstanding plus accrued interest. At June 30, 2013, the bonds were included in securities due within one year in Dominion’s Consolidated Balance Sheets.

In connection with the expected sale of Kincaid, in May 2013 Kincaid redeemed its 7.33% senior secured bonds due June 2020 with an outstanding principal amount of $145 million. The bonds were redeemed for approximately $185 million, including a make-whole premium and accrued interest.

In connection with the expected sale of Brayton Point, Brayton Point provided notice of defeasance for three series of MDFA tax-exempt bonds, totaling approximately $257 million in outstanding principal amount, that would have otherwise matured in 2036 through 2042. In June 2013, Brayton Point delivered approximately $284 million to fund an irrevocable trust for the purpose of paying maturing principal and interest due through and including the earliest redemption dates of the bonds in 2016 and 2019. At June 30, 2013, the bonds were not included in Dominion’s Consolidated Balance Sheet.

In June 2013, Brayton Point obtained bondholder consent and entered into a supplement to the Loan and Trust Agreement for approximately $75 million of variable rate MDFA Solid Waste Disposal Revenue Bonds, Series 2010B due 2041. The supplement and associated assignment agreement changed the sole obligor under the bonds from Brayton Point to Dominion; the bonds continue to be included in Dominion’s Consolidated Balance Sheet.

Convertible Securities

At June 30, 2013, Dominion had $69 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of June 30, 2013, the conversion rate had been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 29.6425 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $33.74. If the outstanding notes as of June 30, 2013 were all converted, it would result in the issuance of approximately 800,000 additional shares of common stock.

The senior notes are eligible for conversion during any calendar quarter when the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter. During the six months ended June 30, 2013, the senior notes were eligible for conversion and approximately $13 million of the notes were converted by holders. The senior notes are eligible for conversion during the third quarter of 2013.

Junior Subordinated Notes Payable to Affiliated Trusts

In January 2013, Dominion repaid its $258 million 7.83% unsecured junior subordinated debentures and redeemed all 250 thousand units of the $250 million 7.83% Dominion Resources Capital Trust I capital securities due December 1, 2027. The securities were redeemed at a price of $1,019.58 per capital security plus accrued and unpaid distributions.

PAGE49

Remarketable Subordinated Notes

In June 2013, Dominion issued $550 million of 2013 Series A 6.125% Equity Units and $550 million of 2013 Series B 6% Equity Units, initially in the form of Corporate Units. The Corporate Units are listed on the New York Stock Exchange under the symbols DCUA and DCUB, respectively.

Each Corporate Unit consists of a stock purchase contract and 1/20 interest in a RSN issued by Dominion. The stock purchase contracts obligate the holders to purchase shares of Dominion common stock at a future settlement date prior to the relevant RSN maturity date. The purchase price to be paid under the stock purchase contracts is $50 and the number of shares to be purchased will be determined under a formula based upon the average closing price of Dominion common stock near the settlement date. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts.

Dominion makes quarterly interest payments on the RSNs and quarterly contract adjustment payments on the stock purchase contracts, at the rates described below. Dominion may defer payments on the stock purchase contracts and the RSNs for one or more consecutive periods but generally not beyond the purchase contract settlement date. If payments are deferred, Dominion may not make any cash distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments. Also, during the deferral period, Dominion may not make any payments on or redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the RSNs.

Dominion has recorded the present value of the stock purchase contract payments as a liability offset by a charge to additional paid-in capital in equity. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. In calculating diluted EPS, Dominion applies the treasury stock method to the Equity Units. These securities did not have an effect on diluted EPS for the second quarter of 2013.

Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, Dominion will issue between 8.4 million and 9.9 million shares of its common stock in both April 2016 and July 2016. A total of 22.5 million shares of Dominion’s common stock has been reserved for issuance in connection with the stock purchase contracts.

Selected information about Dominion’s Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long- term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability	Stock Purchase Settlement Date	RSN Maturity Date
(millions, except interest rates)
6/7/2013	11	$533.5	$550.0	1.070%	5.055%	$76.7	4/1/2016	4/1/2021
6/7/2013	11	$533.5	$550.0	1.180%	4.820%	$79.3	7/1/2016	7/1/2019

Note 15. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, and/or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters that the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations.

PAGE50

Air

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. At a minimum, states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of Dominion’s and Virginia Power’s facilities are subject to the CAA’s permitting and other requirements.

The EPA established CAIR with the intent to require significant reductions in SO2 and NOX emissions from electric generating facilities. In July 2008, the U.S. Court of Appeals for the D.C. Circuit issued a ruling vacating CAIR. In December 2008, the Court denied rehearing, but also issued a decision to remand CAIR to the EPA. In July 2011, the EPA issued a replacement rule for CAIR, called CSAPR, that required 28 states to reduce power plant emissions that cross state lines. CSAPR established new SO2 and NOx emissions cap and trade programs that were completely independent of the current ARP. Specifically, CSAPR required reductions in SO2 and NOx emissions from fossil fuel-fired electric generating units of 25 MW or more through annual NOx emissions caps, NOx emissions caps during the ozone season (May 1 through September 30) and annual SO2 emission caps with differing requirements for two groups of affected states.

Following numerous petitions by industry participants for review and motions for stay, the U.S. Court of Appeals for the D.C. Circuit issued a ruling in December 2011 to stay CSAPR pending judicial review. In February and June 2012, the EPA issued technical revisions to CSAPR that are not material to Dominion. In August 2012, the court vacated CSAPR in its entirety and ordered the EPA to implement CAIR until a valid replacement rule is issued. In October 2012, the EPA filed a petition requesting a rehearing of the court’s decision, which was denied in January 2013. The mandate vacating CSAPR was issued in February 2013. In March 2013, the EPA and several environmental groups filed petitions with the U.S. Supreme Court requesting review of the decision to vacate and remand CSAPR. In June 2013, the U.S. Supreme Court granted the EPA’s petition seeking review of the D.C. Circuit’s decision that vacated and remanded CSAPR. With respect to Dominion’s generation fleet, the cost to comply with CAIR is not expected to be material. Future outcomes of litigation and/or any additional action to issue a revised rule could affect the assessment regarding cost of compliance.

In May 2012, the EPA issued final designations for the 75-ppb ozone air quality standard. Several Dominion electric generating facilities are located in areas impacted by this standard. As part of the standard, states will be required to develop and implement plans to address sources emitting pollutants which contribute to the formation of ozone. Until the states have developed implementation plans, Dominion is unable to predict whether or to what extent the new rules will ultimately require additional controls.

In February 2008, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerned historical operating changes and capital improvements undertaken at State Line and Kincaid. In April 2009, Dominion received a second request for information. Dominion provided information in response to both requests. Also in April 2009, Dominion received a Notice and Finding of Violations from the EPA claiming violations of the CAA New Source Review requirements, NSPS, the Title V permit program and the stations’ respective State Implementation Plans. In May 2010, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerned historical operating changes and capital improvements undertaken at Brayton Point.

Dominion believes that it complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. Dominion entered into settlement discussions with the U.S. government and reached an agreement to settle the allegations. In April 2013, the U.S. government lodged a consent decree and complaint with the U.S. District Court for the Central District of Illinois that resolves all alleged violations at State Line, Kincaid and Brayton Point. The settlement mandates the closure of State Line, installation of certain control technology at Kincaid and Brayton Point, the achievement of certain emissions limitations, payment of a civil penalty of $3 million and funding of $10 million in environmental mitigation projects. The consent decree has undergone a 30 -day public comment period and the U.S. government has filed a motion with the court requesting that the decree be entered as lodged. In July 2013, the court entered the consent decree, concluding the enforcement action. Dominion previously accrued a liability of $13 million related to this matter. State Line ceased operations in March 2012 and was sold in June 2012. The installation of pollution control technology is in progress at Kincaid and has been completed at Brayton Point. While Dominion has agreed to sell Kincaid and Brayton Point, under the terms of the sale transaction Dominion will retain the $13 million liability associated with the settlement agreement.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. Dominion and Virginia Power must comply with all aspects of the CWA programs at their operating facilities.

PAGE51

In September 2010, Millstone’s NPDES permit was reissued under the CWA. The conditions of the permit require an evaluation of control technologies that could result in additional expenditures in the future. The report summarizing the results of the evaluation was submitted in August 2012 and is under review by the Connecticut Department of Energy and Environmental Protection. Dominion cannot currently predict the outcome of this review. In October 2010, the permit issuance was appealed to the state court by a private plaintiff. The permit is expected to remain in effect during the appeal. Dominion is currently unable to make an estimate of the potential financial statement impacts related to this matter.

Solid and Hazardous Waste

The CERCLA, as amended, provides for immediate response and removal actions coordinated by the EPA in the event of threatened releases of hazardous substances into the environment and authorizes the U.S. government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under the CERCLA, as amended, generators and transporters of hazardous substances, as well as past and present owners and operators of contaminated sites, can be jointly, severally and strictly liable for the cost of cleanup. These potentially responsible parties can be ordered to perform a cleanup, be sued for costs associated with an EPA-directed cleanup, voluntarily settle with the U.S. government concerning their liability for cleanup costs, or voluntarily begin a site investigation and site remediation under state oversight.

From time to time, Dominion or Virginia Power may be identified as a potentially responsible party to a Superfund site. The EPA (or a state) can either allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or conduct the remedial investigation and action itself and then seek reimbursement from the potentially responsible parties. Each party can be held jointly, severally and strictly liable for the cleanup costs. These parties can also bring contribution actions against each other and seek reimbursement from their insurance companies. As a result, Dominion or Virginia Power may be responsible for the costs of remedial investigation and actions under the Superfund law or other laws or regulations regarding the remediation of waste. Except as noted below, the Companies do not believe this will have a material effect on results of operations, financial condition and/or cash flows.

In September 2011, the EPA issued a UAO to Virginia Power and 22 other parties, ordering specific remedial action of certain areas at the Ward Transformer Superfund site located in Raleigh, North Carolina. Virginia Power does not believe it is a liable party under CERCLA based on its alleged connection to the site. In November 2011, Virginia Power and a number of other parties notified the EPA that they are declining to undertake the work set forth in the UAO.

The EPA may seek to enforce a UAO in court pursuant to its enforcement authority under CERCLA, and may seek recovery of its costs in undertaking removal or remedial action. If the court determines that a respondent failed to comply with the UAO without sufficient cause, the EPA may also seek civil penalties of up to $37,500 per day for the violation and punitive damages of up to three times the costs incurred by the EPA as a result of the party’s failure to comply with the UAO. Virginia Power is currently unable to make an estimate of the potential financial statement impacts related to the Ward Transformer matter.

Dominion has determined that it is associated with 17 former manufactured gas plant sites, three of which pertain to Virginia Power. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. None of the former sites with which Dominion and Virginia Power are associated is under investigation by any state or federal environmental agency. At one of the former sites, Dominion is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. Another site has been accepted into a state-based voluntary remediation program. Dominion is currently evaluating the nature and extent of the contamination from this site as well as potential remedial options, but is not yet able to estimate the future remediation costs. Due to the uncertainty surrounding these sites, Dominion is unable to make an estimate of the potential financial statement impacts related to these sites.

Climate Change Legislation and Regulation

Massachusetts, Rhode Island, Connecticut, and Maryland, among other states, have joined RGGI, a multi-state effort to reduce CO2 emissions in the Northeast implemented through state specific regulations. Under the initiative, aggregate CO2 emissions from power plants in participating states are required to be stabilized at current levels from 2009 to 2015. Further reductions from current levels would be required to be phased in starting in 2016 such that by 2019 there would be a 10% reduction in participating state power plant CO2 emissions. During 2012, RGGI underwent a program review, and in February 2013, revisions to the RGGI model rule were issued that include a reduction of the regional CO2 emissions cap from 165 million tons to 91 million tons beginning in January 2014, with an additional 2.5% reduction per year through 2020. The revisions also include changes to compliance demonstration requirements for regulated entities, offset and cost containment mechanisms. The RGGI states are in the process of conducting the regulatory and/or legislative processes required to amend existing state regulations to implement the RGGI program changes. Dominion is in the process of evaluating these revisions as to potential impacts on Dominion’s operations in RGGI states. Until this evaluation is completed, Dominion is unable to estimate the potential financial statement impacts related to the program review.

PAGE52

Nuclear Matters

In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. These events have resulted in significant nuclear safety reviews required by the NRC and industry groups such as INPO. Like other U.S. nuclear operators, Dominion has been gathering supporting data and participating in industry initiatives focused on the ability to respond to and mitigate the consequences of design-basis and beyond-design-basis events at its stations.

In July 2011, an NRC task force provided initial recommendations based on its review of the Fukushima Daiichi accident and in October 2011 the NRC staff prioritized these recommendations into Tiers 1, 2 and 3, with the Tier 1 recommendations consisting of actions which the staff determined should be started without unnecessary delay. In December 2011, the NRC Commissioners approved the agency staff’s prioritization and recommendations; and that same month an appropriations act directed the NRC to require reevaluation of external hazards (not limited to seismic and flooding hazards) as soon as possible.

Based on the prioritized recommendations, in March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactors, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion require implementation of safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation. The orders require prompt implementation of the safety enhancements and completion of implementation within two refueling outages or by December 31, 2016, whichever comes first. Implementation of these enhancements is currently in progress. The information requests issued by the NRC request each reactor to reevaluate the seismic and flooding hazards at their site using present-day methods and information, conduct walkdowns of their facilities to ensure protection against the hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. Dominion and Virginia Power do not currently expect that compliance with the NRC’s March 2012 orders and information requests will materially impact their financial position, results of operations or cash flows during the approximately four-year implementation period. The NRC staff is evaluating the implementation of the longer term Tier 2 and Tier 3 recommendations. Dominion and Virginia Power are currently unable to estimate the potential financial impacts related to compliance with Tier 2 and Tier 3 recommendations.

Nuclear Operations

Nuclear Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $12.6 billion, and effective September 2013, $13.6 billion, of liability protection per nuclear incident, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. Dominion and Virginia Power have purchased $375 million of coverage from commercial insurance pools for each reactor site with the remainder provided through a mandatory industry retrospective rating plan. In the event of a nuclear incident at any licensed nuclear reactor in the U.S., the Companies could be assessed up to $118 million for each of their licensed reactors not to exceed $18 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. Effective September 2013, the Companies could be assessed up to $127 million for each of their licensed reactors not to exceed $19 million per year per reactor.

PAGE53

Effective June 7, 2013 for Kewaunee and July 1, 2013 for Millstone and Virginia Power’s nuclear units, the levels of nuclear property insurance coverage were reduced to the following:

Coverage
(billions)
Dominion
Millstone	$1.70
Kewaunee	1.06
Virginia Power(1)
Surry	$1.70
North Anna	1.70

(1)	Surry and North Anna share a blanket property limit of $450 million.

The Companies’ nuclear property insurance coverage for Millstone, Surry and North Anna exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site. Kewaunee meets the NRC minimum requirement of $1.06 billion. This includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion’s and Virginia Power’s maximum retrospective premium assessment for the current policy period is $71 million and $39 million, respectively. Based on the severity of the incident, the board of directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. Dominion and Virginia Power have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

Millstone and Virginia Power also purchase accidental outage insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, the Companies are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion’s and Virginia Power’s maximum retrospective premium assessment for the current policy period is $19 million and $9 million, respectively. Kewaunee’s accidental outage policy for replacement power costs was canceled on February 1, 2013.

ODEC, a part owner of North Anna, and Massachusetts Municipal Wholesale Electric Company and Green Mountain Power Corporation, part owners of Millstone’s Unit 3, are responsible to Dominion and Virginia Power for their share of the nuclear decommissioning obligation and insurance premiums on applicable units, including any retrospective premium assessments and any losses not covered by insurance.

Guarantees

Dominion

At June 30, 2013, Dominion had issued $90 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of June 30, 2013, Dominion’s exposure under these guarantees was $60 million, primarily related to certain reserve requirements associated with non-recourse financing.

In addition to the above guarantees, Dominion and its partners, Shell and BP, may be required to make additional periodic equity contributions to NedPower and Fowler Ridge in connection with certain funding requirements associated with their respective non-recourse financings. As of June 30, 2013, Dominion’s maximum remaining cumulative exposure under these equity funding agreements was $97 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million.

Dominion also enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties. To the extent that a liability subject to a guarantee has been incurred by one of Dominion’s consolidated subsidiaries, that liability is included in the Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations.

PAGE54

At June 30, 2013, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	3,059	351
Nuclear obligations(4)	232	50
Cove Point(5)	335	—
Other(6)	628	104

Total	$4,281	$532

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of June 30, 2013 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, including agreements to support terminal service and transportation agreements as well as an engineering, procurement and construction contract for new liquefaction facilities. Includes certain guarantees that do not have stated limits.
(6)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Surety Bonds and Letters of Credit

As of June 30, 2013, Dominion had purchased $146 million of surety bonds, including $56 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $18 million, including $2 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

Dominion’s and Virginia Power’s accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2012.

At June 30, 2013, Dominion’s gross credit exposure totaled $545 million. After the application of collateral, credit exposure was reduced to $544 million. Of this amount, investment grade counterparties, including those internally rated, represented 80%. One counterparty exposure represented 10% of Dominion’s total exposure and is a utility holding company rated investment grade. At June 30, 2013, Virginia Power’s credit exposure totaled $14 million. Of this amount, investment grade counterparties, including those internally rated, represented 52%, and no single counterparty, whether investment grade or non-investment grade, exceeded $5 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2013 and December 31, 2012, Dominion would have been required to post an additional $50 million and $110 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted less than $1 million and approximately $4 million in collateral at June 30, 2013 and December 31, 2012, respectively, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal

PAGE55

purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2013 and December 31, 2012 was $86 million and $163 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power were not material as of June 30, 2013 and December 31, 2012. See Note 9 for further information about derivative instruments.

Note 17. Related Party Transactions

Virginia Power engages in related party transactions primarily with other Dominion subsidiaries (affiliates). Virginia Power’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power is included in Dominion’s consolidated federal income tax return and participates in certain Dominion benefit plans. A discussion of significant related party transactions follows.

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risk associated with purchases of natural gas. As of June 30, 2013 and December 31, 2012, Virginia Power’s derivative liabilities with affiliates were not material.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power.

Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(millions)
Commodity purchases from affiliates	$105	$78	$190	$156
Services provided by affiliates	106	95	202	191

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. There were $50 million and $243 million in short-term demand note borrowings from Dominion as of June 30, 2013 and December 31, 2012, respectively. Virginia Power’s outstanding borrowings, net of repayments, under the Dominion money pool for its nonregulated subsidiaries totaled $192 million as of December 31, 2012. There were no borrowings as of June 30, 2013. Interest charges related to Virginia Power’s borrowings from Dominion were not material for the three and six months ended June 30, 2013 and 2012.

PAGE56

Note 18. Employee Benefit Plans

The components of Dominion’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
(millions)
Three Months Ended June 30,
Service cost	$34	$29	$12	$11
Interest cost	67	67	18	20
Expected return on plan assets	(115)	(107)	(22)	(20)
Amortization of prior service cost (credit)	1	1	(3)	(3)
Amortization of net loss	44	33	2	1
Settlements and curtailments(1)	(2)	—	(15)	—

Net periodic benefit cost (credit)	$29	$23	$(8)	$9

Six Months Ended June 30,
Service cost	$69	$58	$24	$22
Interest cost	133	134	37	40
Expected return on plan assets	(229)	(215)	(44)	(41)
Amortization of prior service cost (credit)	2	2	(6)	(6)
Amortization of net loss	90	66	4	3
Settlements and curtailments(1)	(2)	—	(15)	—

Net periodic benefit cost	$63	$45	$—	$18

(1)	Relate primarily to the decommissioning of Kewaunee.

Pension and Other Postretirement Plan Remeasurement

Dominion remeasured all of its pension and other postretirement benefit plans in the second quarter of 2013. The remeasurement resulted in a reduction in the pension benefit obligation of approximately $354 million and a reduction in the accumulated postretirement benefit obligation of approximately $78 million. The impact of the remeasurement on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The remeasurement is expected to reduce net periodic benefit cost for 2013 by approximately $36 million, excluding the one-time impacts of curtailments. The discount rate used for the remeasurement was 4.8% for the pension plans and 4.7% for the other postretirement benefit plans. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2012.

Employer Contributions

During the six months ended June 30, 2013, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2013.

PAGE57

Note 19. Operating Segments

Dominion and Virginia Power are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion	Virginia Power
DVP	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
	Nonregulated retail energy marketing (electric and gas)	X
Dominion Generation	Regulated electric fleet	X	X
	Merchant electric fleet	X
Dominion Energy	Gas transmission and storage	X
	Gas distribution and storage	X
	LNG import and storage	X
	Producer services	X

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

The Corporate and Other Segment of Dominion includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are expected to be or are currently discontinued. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

In the second quarter of 2013, Dominion commenced a restructuring of its producer services business, which aggregates natural gas supply, engages in natural gas trading and marketing activities and natural gas supply management and provides price risk management services to Dominion affiliates. The restructuring, which is expected to be completed by the end of 2013, will result in the termination of natural gas trading and certain energy marketing activities. As a result, the earnings impact from natural gas trading and certain energy marketing activities has been included in the Corporate and Other Segment of Dominion.

In the six months ended June 30, 2013, Dominion reported after-tax net expense of $134 million for specific items in the Corporate and Other segment, with $131 million of these net expenses attributable to its operating segments. In the six months ended June 30, 2012, Dominion reported after-tax net expense of $96 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

The net expense for specific items in 2013 primarily related to the impact of the following items:

•

A $118 million ($69 million after-tax) net loss from discontinued operations of Brayton Point and Kincaid, including debt extinguishment of $64 million ($38 million after-tax) related to the pending sale, impairment charges of $48 million ($28 million after-tax), and a $6 million ($3 million after-tax) loss from operations, attributable to Dominion Generation;

•

A $107 million ($57 million after-tax) net loss, including a $55 million ($33 million after-tax) impairment charge related to certain natural gas infrastructure assets and a $52 million ($24 million after-tax) loss related to the producer services business discussed above, attributable to Dominion Energy; and

•

A $28 million ($17 million after-tax) charge primarily reflecting severance pay and other benefits related to workforce reductions, including $19 million ($12 million after-tax) attributable to all segments and $9 million ($5 million after-tax) attributable to Dominion Energy; partially offset by

•	A $51 million ($31 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation.

The net expense for specific items in 2012 primarily related to the impact of the following items:

•	A $74 million ($45 million after-tax) charge reflecting restoration costs associated with damage caused by late June 2012 summer storms, attributable to DVP; and

•

A $48 million ($25 million after-tax) loss from discontinued operations of Brayton Point and Kincaid, and a $30 million ($17 million after-tax) loss from discontinued operations of State Line and Salem Harbor, attributable to Dominion Generation.

The Corporate and Other Segment of Virginia Power primarily includes specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

PAGE58

In the six months ended June 30, 2013 and 2012, Virginia Power reported after-tax net expense of $5 million and $44 million, respectively, for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

The net expense for specific items in 2012 primarily related to the impact of a $74 million ($45 million after-tax) charge reflecting restoration costs associated with damage caused by late June 2012 summer storms, attributable to DVP.

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation(1)	Dominion Energy	Corporate and Other(1)	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended June 30,
2013
Total revenue from external customers	$772	$1,501	$354	$17	$336	$2,980
Intersegment revenue	6	91	275	164	(536)	—

Total operating revenue	778	1,592	629	181	(200)	2,980
Loss from discontinued operations	—	—	—	(70)	—	(70)
Net income (loss) attributable to Dominion	132	165	124	(219)	—	202

2012
Total revenue from external customers	$806	$1,556	$371	$33	$239	$3,005
Intersegment revenue	13	89	220	146	(468)	—

Total operating revenue	819	1,645	591	179	(229)	3,005
Loss from discontinued operations	—	—	—	(32)	—	(32)
Net income (loss) attributable to Dominion	143	166	109	(160)	—	258

Six Months Ended June 30,
2013
Total revenue from external customers	$1,679	$3,152	$966	$63	$643	$6,503
Intersegment revenue	48	127	539	307	(1,021)	—

Total operating revenue	1,727	3,279	1,505	370	(378)	6,503
Loss from discontinued operations	—	—	—	(69)	—	(69)
Net income (loss) attributable to Dominion	274	392	303	(272)	—	697

2012
Total revenue from external customers	$1,737	$3,136	$987	$72	$470	$6,402
Intersegment revenue	75	165	420	295	(955)	—

Total operating revenue	1,812	3,301	1,407	367	(485)	6,402
Loss from discontinued operations	—	—	—	(42)	—	(42)
Net income (loss) attributable to Dominion	309	399	258	(214)	—	752

(1)	2012 amounts have been recast to reflect Brayton Point and Kincaid as discontinued operations, as discussed in Note 3.

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

PAGE59

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30,
2013

Operating revenue	$431	$1,279	$—	$1,710
Net income (loss)	114	157	(6)	265

2012

Operating revenue	$449	$1,307	$—	$1,756
Net income (loss)	100	118	(46)	172

Six Months Ended June 30,
2013

Operating revenue	$896	$2,595	$—	$3,491
Net income (loss)	232	325	(5)	552

2012

Operating revenue	$908	$2,602	$—	$3,510
Net income (loss)	207	251	(43)	415

PAGE60

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses Dominion’s and Virginia Power’s results of operations and general financial condition. MD&A should be read in conjunction with the Companies’ Consolidated Financial Statements.

Contents of MD&A

MD&A consists of the following information:

•	Forward-Looking Statements

•	Accounting Matters

•	Dominion

•	Results of Operations

•	Segment Results of Operations

•	Virginia Power

•	Results of Operations

•	Segment Results of Operations

•	Liquidity and Capital Resources

•	Future Issues and Other Matters

Forward-Looking Statements

This report contains statements concerning Dominion’s and Virginia Power’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may,” “target” or other similar words.

Dominion and Virginia Power make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•

Extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, earthquakes and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments;

•

Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•

Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Unplanned outages of the Companies’ facilities;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s earnings and Dominion’s and Virginia Power’s liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Price risk due to investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion;

•	Fluctuations in interest rates;

•	Changes in federal and state tax laws and regulations;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Impacts of acquisitions, divestitures and retirements of assets based on asset portfolio reviews;

•	Receipt of approvals and timing of closing dates for acquisitions and divestitures;

•	Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

PAGE61

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•

Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in customer growth or usage patterns, including as a result of energy conservation programs and changes in demand for Dominion’s natural gas services;

•

Additional competition in the electric industry, including in electric markets in which Dominion’s merchant generation facilities operate, and competition in the construction and ownership of electric transmission facilities in Virginia Power’s service territory, in connection with FERC Order 1000;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects;

•	The inability to complete planned construction projects at all or within the terms and time frames initially anticipated; and

•	Adverse outcomes in litigation matters or regulatory proceedings.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A. in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Dominion’s and Virginia Power’s forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. The Companies caution the reader not to place undue reliance on their forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Dominion and Virginia Power undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2013, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2013	2012	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion	$202	$258	$(56)
Diluted EPS	0.35	0.45	(0.10)
Year-To-Date
Net income attributable to Dominion	$697	$752	$(55)
Diluted EPS	1.21	1.31	(0.10)

Overview

Second Quarter 2013 vs. 2012

Net income attributable to Dominion decreased by 22% primarily due to unfavorable price changes on economic hedging positions at producer services and impairment charges for certain natural gas infrastructure assets, partially offset by the absence of restoration costs associated with damage caused by late June 2012 summer storms.

Year-To-Date 2013 vs. 2012

Net income attributable to Dominion decreased by 7% primarily due to the impact of a decrease in retail energy marketing activities primarily due to price risk management activities and lower margins from merchant generation operations, partially offset by more favorable weather on electric utility operations.

PAGE62

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Second Quarter			Year-To-Date
	2013	2012	$ Change	2013	2012	$ Change
(millions)
Operating revenue	$2,980	$3,005	$(25)	$6,503	$6,402	$101
Electric fuel and other energy-related purchases	875	895	(20)	1,826	1,807	19
Purchased electric capacity	88	98	(10)	176	211	(35)
Purchased gas	297	215	82	764	627	137

Net revenue	1,720	1,797	(77)	3,737	3,757	(20)

Other operations and maintenance	728	753	(25)	1,351	1,360	(9)
Depreciation, depletion and amortization	303	275	28	600	548	52
Other taxes	141	141	—	308	303	5
Other income	49	44	5	136	118	18
Interest and related charges	203	209	(6)	431	421	10
Income tax expense	116	166	(50)	404	435	(31)
Loss from discontinued operations	(70)	(32)	(38)	(69)	(42)	(27)

An analysis of Dominion’s results of operations follows:

Second Quarter 2013 vs. 2012

Net revenue decreased 4%, primarily reflecting:

•	A $68 million decrease in retail energy marketing activities primarily due to price risk management activities;

•

A $55 million decrease in producer services primarily related to unfavorable price changes on economic hedging positions, partially offset by higher physical margins, all associated with natural gas aggregation, marketing and trading activities; and

•

A $40 million decrease from merchant generation operations, reflecting lower generation output ($82 million) largely due to a spring 2013 refueling outage at Millstone and the May 2013 closure of Kewaunee, partially offset by higher realized prices ($42 million).

These decreases were partially offset by:

•

A $42 million increase from regulated natural gas transmission operations primarily related to the Appalachian Gateway Project that was placed into service in September 2012 ($19 million), NGL activities primarily related to an increase in extraction and fractionation volumes ($10 million) and the Northeast Expansion Project that was placed into service in November 2012 ($5 million); and

•	A $37 million increase from electric utility operations primarily reflecting:

•	An increase in rate adjustment clause revenue ($41 million); and

•

The impact ($14 million) of an increase in sales to retail customers primarily due to an increase in heating and cooling degree days ($23 million), partially offset by a decrease in sales due to the effect of unfavorable economic conditions on customer usage and other factors ($9 million); partially offset by

•	A decrease in ancillary revenues received from PJM ($11 million) primarily due to a decrease in net operating reserve credits.

Other operations and maintenance decreased 3%, primarily reflecting:

•	A $57 million decrease in storm damage and service restoration costs primarily due to the absence of damage caused by late June summer storms in 2012;

•	A $36 million decrease in certain electric transmission-related expenditures. These expenses are recovered through FERC rates; and

•

A $29 million gain resulting from the sale of Illinois Gas Contracts following Dominion’s decision to redeploy its capital into other markets. Dominion expects to continue to shift capital among states as Dominion’s retail business matures.

These decreases were partially offset by:

•	A $62 million charge primarily related to impairment charges for certain natural gas infrastructure assets;

•	A $24 million increase in salaries, wages and benefits primarily due to severance pay and other benefits related to workforce reductions; and

•

A $9 million increase in planned outage costs primarily due to an increase in scheduled outage days at certain merchant generation facilities ($29 million), partially offset by a decrease in scheduled outage days at certain utility generation facilities ($20 million).

PAGE63

Depreciation, depletion and amortization increased 10%, primarily due to property additions.

Income tax expense decreased 30%, primarily reflecting lower pre-tax income in 2013 and changes in the amount of income apportioned among states.

Loss from discontinued operations primarily reflects the pending sale of Brayton Point and Kincaid, which were reclassified to discontinued operations in the first quarter of 2013.

Year-To-Date 2013 vs. 2012

Net revenue decreased 1%, primarily reflecting:

•	A $119 million decrease in retail energy marketing activities primarily due to price risk management activities;

•

A $59 million decrease from merchant generation operations primarily due to lower generation output ($107 million) largely due to a spring 2013 refueling outage at Millstone and the May 2013 closure of Kewaunee, partially offset by higher realized prices ($48 million);

•

A $51 million decrease in producer services primarily related to unfavorable price changes on economic hedging positions, partially offset by higher physical margins, all associated with natural gas aggregation, marketing and trading activities; and

•	A $7 million decrease due to the impact of various other individually immaterial and unrelated items.

These decreases were partially offset by:

•	A $133 million increase from electric utility operations primarily reflecting:

•

The impact ($77 million) of an increase in sales to retail customers primarily due to an increase in heating degree days ($96 million), partially offset by a decrease in sales due to the effect of unfavorable economic conditions on customer usage and other factors ($19 million); and

•	An increase in rate adjustment clause revenue ($66 million);

•

A $67 million increase from regulated natural gas transmission operations primarily related to the Appalachian Gateway Project that was placed into service in September 2012 ($38 million), NGL activities primarily related to an increase in extraction and fractionation volumes ($19 million) and the Northeast Expansion Project that was placed into service in November 2012 ($10 million); and

•

A $16 million increase from regulated natural gas distribution operations primarily related to increased volumes related to weather ($10 million) and rate increases related to AMR and PIR programs ($6 million).

Other operations and maintenance decreased 1%, primarily reflecting:

•	A $59 million decrease in certain electric transmission-related expenditures. These expenses are recovered through FERC rates;

•	A $43 million decrease in storm damage and service restoration costs primarily due to the absence of damage caused by late June summer storms in 2012; and

•

A $29 million gain resulting from the sale of Illinois Gas Contracts following Dominion’s decision to redeploy its capital into other markets. Dominion expects to continue to shift capital among states as Dominion’s retail business matures.

These decreases were partially offset by:

•	A $62 million charge primarily related to impairment charges for certain natural gas infrastructure assets; and

•	A $57 million increase in salaries, wages and benefits primarily due to severance pay and other benefits related to workforce reductions.

Depreciation, depletion and amortization increased 9%, primarily due to property additions.

Loss from discontinued operations primarily reflects the pending sale of Brayton Point and Kincaid, which were reclassified to discontinued operations in the first quarter of 2013.

PAGE64

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
Second Quarter	2013	2012	$ Change	2013	2012	$ Change
(millions, except EPS)
DVP	$132	$143	$(11)	$0.23	$0.25	$(0.02)
Dominion Generation	165	166	(1)	0.29	0.29	—
Dominion Energy	124	109	15	0.21	0.19	0.02

Primary operating segments	421	418	3	0.73	0.73	—
Corporate and Other	(219)	(160)	(59)	(0.38)	(0.28)	(0.10)

Consolidated	$202	$258	$(56)	$0.35	$0.45	$(0.10)

Year-To-Date
DVP	$274	$309	$(35)	$0.47	$0.54	$(0.07)
Dominion Generation	392	399	(7)	0.68	0.70	(0.02)
Dominion Energy	303	258	45	0.53	0.45	0.08

Primary operating segments	969	966	3	1.68	1.69	(0.01)
Corporate and Other	(272)	(214)	(58)	(0.47)	(0.38)	(0.09)

Consolidated	$697	$752	$(55)	$1.21	$1.31	$(0.10)

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Second Quarter			Year-To-Date
	2013	2012	% Change	2013	2012	% Change
Electricity delivered (million MWh)	19.2	19.1	1%	40.3	38.7	4%
Degree days (electric distribution service area):

Cooling	539	510	6	539	536	1
Heating	303	230	32	2,364	1,702	39
Average electric distribution customer accounts (thousands)(1)	2,472	2,452	1	2,470	2,450	1

Average retail energy marketing customer accounts (thousands)(1)	2,109	2,134	(1)	2,117	2,128	(1)

(1)	Period average.

PAGE65

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Second Quarter 2013 vs. 2012 Increase (Decrease)		Year-To-Date 2013 vs. 2012 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$4	$0.01	$19	$0.03
Other	(2)	—	(4)	(0.01)
FERC transmission equity return	8	0.01	14	0.02
Retail energy marketing operations(1)	(26)	(0.04)	(59)	(0.09)
Storm damage and service restoration(2)	(10)	(0.02)	(18)	(0.03)
Other operations and maintenance expenses	7	0.01	6	0.01
Other	8	0.01	7	0.01
Share dilution	—	—	—	(0.01)

Change in net income contribution	$(11)	$(0.02)	$(35)	$(0.07)

(1)	Includes the impact of the sale of Illinois Gas Contracts in June 2013.
(2)	Excludes restoration costs associated with damage caused by late June 2012 summer storms reflected in the Corporate and Other segment.

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Second Quarter			Year-To-Date
	2013	2012	% Change	2013	2012	% Change
Electricity supplied (million MWh):
Utility	19.2	19.1	1%	40.3	38.7	4%
Merchant(1)	5.9	7.3	(19)	12.9	14.5	(11)
Degree days (electric utility service area):
Cooling	539	510	6	539	536	1
Heating	303	230	32	2,364	1,702	39

(1)	Excludes 2.0 million and 6.0 million MWh for the three and six months ended June 30, 2013, respectively, related to Kewaunee, Brayton Point, Kincaid and Dominion’s 50% interest in Elwood. Excludes 2.2 million and 6.0 million MWh for the three and six months ended June 30, 2012, respectively, related to Kewaunee, State Line, Salem Harbor, Brayton Point, Kincaid, and Dominion’s 50% interest in Elwood.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Second Quarter 2013 vs. 2012 Increase (Decrease)		Year-To-Date 2013 vs. 2012 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(19)	$(0.03)	$(38)	$(0.07)
Regulated electric sales:
Weather	9	0.02	39	0.07
Other	(2)	—	(6)	(0.01)
Rate adjustment clause equity return	19	0.03	30	0.05
Outage costs	(21)	(0.04)	(13)	(0.02)
Other	13	0.02	(19)	(0.03)
Share dilution	—	—	—	(0.01)

Change in net income contribution	$(1)	$—	$(7)	$(0.02)

PAGE66

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Second Quarter			Year-To-Date
	2013	2012	% Change	2013	2012	% Change
Gas distribution throughput (bcf):
Sales	4	3	33%	18	15	20%
Transportation	52	47	11	162	145	12
Heating degree days (gas distribution service area)	641	579	11	3,664	2,888	27

Average gas distribution customer accounts (thousands)(1):
Sales	240	243	(1)	245	251	(2)
Transportation	1,058	1,054	—	1,056	1,050	1

(1)	Period average.

PAGE67

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Second Quarter 2013 vs. 2012 Increase (Decrease)		Year-To-Date 2013 vs. 2012 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$1	$—	$7	$0.01
Producer services margin(1)	(13)	(0.02)	(19)	(0.03)
Gas transmission margin(2)	30	0.05	52	0.10
Gain from contribution of Line TL-404 to Blue Racer	—	—	14	0.02
Depreciation	(4)	(0.01)	(8)	(0.01)
Other	1	—	(1)	—
Share dilution	—	—	—	(0.01)

Change in net income contribution	$15	$0.02	$45	$0.08

(1)	Excludes the earnings impact from natural gas trading and certain energy marketing activities reflected in the Corporate and Other segment as of second quarter 2013.
(2)	Primarily reflects the Appalachian Gateway Project that was placed into service in September 2012.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2013	2012	$ Change	2013	2012	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(148)	$(93)	$(55)	$(131)	$(96)	$(35)
Specific items attributable to corporate operations	(5)	—	(5)	(3)	—	(3)

Total specific items	(153)	(93)	(60)	(134)	(96)	(38)
Other corporate operations	(66)	(67)	1	(138)	(118)	(20)

Total net expense	$(219)	$(160)	$(59)	$(272)	$(214)	$(58)
EPS impact	$(0.38)	$(0.28)	$(0.10)	$(0.47)	$(0.38)	$(0.09)

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items.

Other Corporate Operations

Year-To-Date 2013 vs. 2012

Net expenses increased primarily due to losses related to early retirement of debt in 2013.

PAGE68

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2013	2012	$ Change	2013	2012	$ Change
(millions)
Net income	$265	$172	$93	$552	$415	$137

Overview

Second Quarter 2013 vs. 2012

Net income increased by 54% primarily due to the absence of restoration costs associated with damage caused by late June 2012 summer storms and the impact of rate adjustment clauses.

PAGE69

Year-To-Date 2013 vs. 2012

Net income increased by 33% primarily due to the impact of more favorable weather on electric utility operations, the impact of rate adjustment clauses, and the absence of restoration costs associated with damage caused by late June 2012 summer storms.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2013	2012	$ Change	2013	2012	$ Change
(millions)
Operating revenue	$1,710	$1,756	$(46)	$3,491	$3,510	$(19)

Electric fuel and other energy-related purchases	528	602	(74)	1,098	1,216	(118)
Purchased electric capacity	88	97	(9)	176	210	(34)

Net revenue	1,094	1,057	37	2,217	2,084	133

Other operations and maintenance	355	442	(87)	674	748	(74)
Depreciation and amortization	211	188	23	418	376	42
Other taxes	65	66	(1)	132	131	1
Other income	27	17	10	52	40	12
Interest and related charges	84	100	(16)	177	200	(23)
Income tax expense	141	106	35	316	254	62

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2013 vs. 2012

Net revenue increased 4%, primarily reflecting:

•	An increase in rate adjustment clause revenue ($41 million); and

•

The impact ($14 million) of an increase in sales to retail customers primarily due to an increase in heating and cooling degree days ($23 million), partially offset by a decrease in sales due to the effect of unfavorable economic conditions on customer usage and other factors ($9 million); partially offset by

•	A decrease in ancillary revenues received from PJM ($11 million) primarily due to a decrease in net operating reserve credits.

Other operations and maintenance decreased 20%, primarily reflecting:

•	A $57 million decrease in storm damage and service restoration costs primarily due to the absence of damage caused by late June summer storms in 2012;

•	A $36 million decrease in certain electric transmission-related expenditures. These expenses are recovered through FERC rates; and

•	A $20 million decrease in planned outage costs primarily due to a decrease in scheduled outage days at certain generation facilities; partially offset by

•	A $19 million increase in salaries, wages and benefits primarily due to severance pay and other benefits related to workforce reductions.

Depreciation and amortization increased 12%, primarily due to property additions.

Other income increased 59%, primarily due to an increase in the equity component of AFUDC ($7 million) and a decrease in donations expense ($3 million).

Interest and related charges decreased 16%, primarily due to an increase in the debt component of AFUDC ($9 million) and decreased long-term debt interest expense due to the maturity of higher interest senior notes, partially offset by issuances of lower interest senior notes ($4 million).

Income tax expense increased 33%, primarily reflecting higher pre-tax income in 2013.

PAGE70

Year-To-Date 2013 vs. 2012

Net revenue increased 6%, primarily reflecting:

•

The impact ($77 million) of an increase in sales to retail customers primarily due to an increase in heating degree days ($96 million), partially offset by a decrease in sales due to the effect of unfavorable economic conditions on customer usage and other factors ($19 million); and

•	An increase in rate adjustment clause revenue ($66 million).

Other operations and maintenance decreased 10%, primarily reflecting:

•	A $59 million decrease in certain electric transmission-related expenditures. These expenses are recovered through FERC rates;

•	A $43 million decrease in storm damage and service restoration costs primarily due to the absence of damage caused by late June summer storms in 2012; and

•	A $34 million decrease in planned outage costs primarily due to a decrease in scheduled outage days at certain nuclear generation facilities.

These decreases were partially offset by:

•	A $29 million increase in salaries, wages and benefits;

•	A $13 million increase in PJM operating reserves and reactive service charges; and

•	A $20 million increase due to the impact of various other individually immaterial and unrelated items.

Depreciation and amortization increased 11%, primarily due to property additions.

Other income increased 30%, primarily due to an increase in the equity component of AFUDC.

Interest and related charges decreased 12%, primarily due to an increase in the debt component of AFUDC ($17 million) and decreased long-term debt interest expense due to the maturity of higher interest senior notes, partially offset by issuances of lower interest senior notes ($7 million).

Income tax expense increased 24%, primarily reflecting higher pre-tax income in 2013.

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	Second Quarter			Year-To-Date
	2013	2012	$ Change	2013	2012	$ Change
(millions)
DVP	$114	$100	$14	$232	$207	$25
Dominion Generation	157	118	39	325	251	74

Primary operating segments	271	218	53	557	458	99
Corporate and Other	(6)	(46)	40	(5)	(43)	38

Consolidated	$265	$172	$93	$552	$415	$137

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	Second Quarter			Year-To-Date
	2013	2012	% Change	2013	2012	% Change
Electricity delivered (million MWh)	19.2	19.1	1%	40.3	38.7	4%
Degree days (electric distribution service area):
Cooling	539	510	6	539	536	1
Heating	303	230	32	2,364	1,702	39
Average electric distribution customer accounts (thousands)(1)	2,472	2,452	1	2,470	2,450	1

(1)	Period average.

PAGE71

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

	Second Quarter 2013 vs. 2012 Increase (Decrease)	Year-To-Date 2013 vs. 2012 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$4	$19
Other	(2)	(4)
FERC transmission equity return	8	14
Storm damage and service restoration(1)	(10)	(18)
Other operations and maintenance expenses	7	6
Other	7	8

Change in net income contribution	$14	$25

(1)	Excludes restoration costs associated with damage caused by late June 2012 summer storms reflected in the Corporate and Other segment.

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	Second Quarter			Year-To-Date
	2013	2012	% Change	2013	2012	% Change
Electricity supplied (million MWh):	19.2	19.1	1%	40.3	38.7	4%
Degree days (electric utility service area):
Cooling	539	510	6	539	536	1
Heating	303	230	32	2,364	1,702	39

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

	Second Quarter 2013 vs. 2012 Increase (Decrease)	Year-To-Date 2013 vs. 2012 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$9	$39
Other	(2)	(6)
Rate adjustment clause equity return	19	30
Outage costs	12	21
Other	1	(10)

Change in net income contribution	$39	$74

Corporate and Other

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items.

Liquidity and Capital Resources

Dominion and Virginia Power depend on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At June 30, 2013, Dominion had $1.4 billion of unused capacity under its credit facilities, including $164 million of unused capacity under joint credit facilities available to Virginia Power.

PAGE72

The dispositions of certain merchant generation facilities during 2012 and the decommissioning and expected sale of certain other merchant generation facilities in 2013 are not expected to have a material negative impact on Dominion’s liquidity.

PAGE73

A summary of Dominion’s cash flows is presented below:

	2013	2012
(millions)
Cash and cash equivalents at January 1	$248	$102
Cash flows provided by (used in):
Operating activities	1,791	2,398
Investing activities	(1,885)	(1,864)
Financing activities	36	(474)

Net increase (decrease) in cash and cash equivalents	(58)	60

Cash and cash equivalents at June 30	$190	$162

A summary of Virginia Power’s cash flows is presented below:

	2013	2012
(millions)
Cash and cash equivalents at January 1	$28	$29
Cash flows provided by (used in):
Operating activities	1,115	1,351
Investing activities	(1,337)	(1,084)
Financing activities	208	(269)

Net decrease in cash and cash equivalents	(14)	(2)

Cash and cash equivalents at June 30	$14	$27

Operating Cash Flows

Net cash provided by Dominion’s operating activities decreased by $607 million, primarily due to lower deferred fuel cost recoveries in its Virginia jurisdiction, higher net margin collateral requirements, a decrease in retail energy marketing activities, lower merchant generation margins, and changes in other working capital items. The decrease was partially offset by lower rate refund payments and the impact of more favorable weather in 2013.

Net cash provided by Virginia Power’s operating activities decreased by $236 million, primarily due to lower deferred fuel cost recoveries and net changes in other working capital items. The decrease was partially offset by lower rate refund payments and the impact of more favorable weather in 2013.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. Virginia Power believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion.

The Companies’ operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A. Risk Factors in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

PAGE74

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of June 30, 2013 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$354	$—	$354
Non-investment grade(2)	5	—	5
No external ratings:
Internally rated – investment grade(3)	83	—	83
Internally rated – non-investment grade(4)	103	1	102

Total	$545	$1	$544

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 36% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 7% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 11% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Presented below is a summary of Virginia Power’s credit exposure as of June 30, 2013 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$5	$—	$5
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated – investment grade(3)	3	—	3
Internally rated – non-investment grade(4)	5	—	5

Total	$14	$—	$14

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The two counterparty exposures, combined, for this category represented approximately 32% of the total net credit exposure.
(2)	The two counterparty exposures, combined, for this category represented approximately 10% of the total net credit exposure.
(3)	The four counterparty exposures, combined, for this category represented approximately 19% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 38% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased by $21 million, primarily due to lower restricted cash reimbursements for the purpose of funding certain qualifying construction projects, partially offset by net proceeds from the sale of assets to Blue Racer.

Net cash used in Virginia Power’s investing activities increased by $253 million, primarily due to higher capital expenditures.

Financing Cash Flows and Liquidity

Dominion and Virginia Power rely on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by their operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, the Companies’ ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC and, in the case of Virginia Power, approval by the Virginia Commission.

Each of the Companies meets the definition of a well-known seasoned issuer under SEC rules governing the registration, communications and offering processes under the Securities Act of 1933, as amended. The rules provide for a streamlined shelf registration process to provide registrants with timely access to capital. This allows the Companies to use automatic shelf registration statements to register any offering of securities, other than those for exchange offers or business combination transactions.

PAGE75

In 2013, net cash provided by Dominion’s financing activities was $36 million as compared to net cash used in financing activities of $474 million in 2012, primarily reflecting higher net debt issuances.

In 2013, net cash provided by Virginia Power’s financing activities was $208 million as compared to net cash used in financing activities of $269 million in 2012, primarily due to higher net debt issuances.

In June 2013, Dominion issued $550 million of 2013 Series A 6.125% Equity Units and $550 million of 2013 Series B 6% Equity Units, initially in the form of Corporate Units. Dominion used the net proceeds from the sale of Equity Units for general corporate purposes, including repayment of short term debt, and to fund its growth plan, including the Cove Point liquefaction project. Dominion intends to use the proceeds from the settlement of the stock purchase contracts to repay debt issued, or displace debt that may otherwise be issued, in part to fund capital expenditures or for other corporate purposes as soon as practicable following such settlement. See Note 14 to the Consolidated Financial Statements in this report for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions.

PAGE76

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of June 30, 2013, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. As of June 30, 2013, there have been no material changes to debt covenants, nor any events of default under the Companies’ debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2013, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2012.

As of June 30, 2013, Dominion’s planned capital expenditures for 2013, 2014 and 2015 are expected to total approximately $5.1 billion, $5.1 billion and $4.3 billion, respectively. The increase in planned capital expenditures, as compared to the amounts originally forecasted in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2012, primarily reflects the planned construction of the Cove Point liquefaction project in Maryland. There have been no material changes to Virginia Power’s planned capital expenditures.

Use of Off-Balance Sheet Arrangements

As of June 30, 2013, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2012.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s and Virginia Power’s Consolidated Financial Statements that may impact the Companies’ future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Water

In June 2013, the EPA announced a delay from June 2013 to November 2013 for issuance of its impending cooling water intake rulemaking under CWA Section 316(b) which, as proposed, seeks to establish a uniform national standard for impingement but forgoes the creation of a single technology standard for entrainment. Dominion and Virginia Power cannot estimate the need or potential for entrainment controls under the proposed rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technological, cost and benefit studies. However, the impacts of this rule, once finalized, may be material to the Companies’ results of operations, financial condition, and/or cash flows.

In June 2013, the EPA issued a proposed rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The proposed rule establishes updated standards for wastewater discharges at coal, oil, gas, and nuclear steam generating stations. Affected facilities could be required to convert from wet to dry coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. Dominion and Virginia Power currently cannot predict with certainty the direct or indirect financial impact on operations from these rule revisions, but believes the expenditures to comply with any new requirements could be material.

PAGE77

Climate Change Legislation and Regulation

In April 2012, the EPA published proposed NSPS for GHG emissions for new electric and generating units. This proposed rule sets national emission standards for new coal, oil, integrated gasification, and combined cycle units larger than 25MW. The proposed rule covers CO2 only and does not apply to existing sources. The proposed rule also does not apply to any new or existing simple cycle combustion turbine units or biomass units. New natural gas combined cycle units, including Brunswick County, are expected to be able to meet this standard as proposed. In June 2013, the President of the U.S. released a Climate Action Plan focusing on ways to meet the national GHG reduction goal of 17% from 2005 levels by 2020. Pursuant to the Presidential Memorandum issued in conjunction with the Climate Action Plan, the EPA expects to re-propose the GHG NSPS standard for new sources by September 2013 and finalize the rule in a timely manner. The Presidential Memorandum also directed the EPA to propose a rule for reconstructed, modified and existing sources no later than June 2014, and issue a final rule no later than June 2015, to provide guidelines to the states to achieve the required GHG reductions. Dominion currently cannot predict with certainty the direct or indirect financial impact on operations from these rule revisions, but believes the expenditures to comply with any new requirements could be material.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in this report for additional information on various regulatory matters.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, Notes 12 and 15 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in this report for additional information on various legal matters.

Cove Point Liquefaction Project

Dominion is pursuing a liquefaction project at Cove Point, which would enable the facility to liquefy domestically-produced natural gas for export as LNG. Dominion is party to an agreement with the Sierra Club restricting activities on portions of the Cove Point property. In May 2012, in response to claims by the Sierra Club, Cove Point filed a complaint for declaratory judgment with the Circuit Court for Calvert County, Maryland to confirm its right to construct the project. In January 2013, the Circuit Court issued a declaratory judgment confirming Cove Point’s right to build liquefaction facilities. In February 2013, the Sierra Club filed a notice of appeal with the Maryland Court of Special Appeals, the intermediate appellate court in Maryland, seeking review of the circuit court’s ruling. In March 2013, Cove Point filed a petition with the Maryland Court of Appeals, the highest appellate court in Maryland, requesting that the Court of Appeals take the appeal directly thus bypassing the intermediate appellate court. In April 2013, the Maryland Court of Appeals denied the petition, and the appeal remains with the Maryland Court of Special Appeals. Dominion believes that the agreement with the Sierra Club permits it to locate, construct and operate a liquefaction plant at the Cove Point facility.

North Anna 3

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna. In April 2013, Virginia Power decided to replace the reactor design previously selected for a potential unit with ESBWR technology. In May 2013, BREDL filed a motion with the NRC ASLB to reopen the COL adjudicatory proceeding relating to North Anna based on new information, citing the change in reactor technology. The motion does not propose any new contentions but asks that either (i) the proceeding be restarted from the beginning by submittal of a new application and renoticing in the Federal Register, or (ii) the proceeding be reopened pending submittal of new contentions, which BREDL would be given an extended amount of time to file.

In July 2013, the ASLB issued an order holding BREDL’s motion in abeyance. The ASLB noted that because BREDL proposed no contentions, it could not determine whether any portion of the motion falls within the ASLB’s jurisdiction, which is limited to ruling on a September 2011 petition filed by BREDL to reopen the COL proceeding related to seismic issues. Under a previous ruling of the ASLB, BREDL will have a period of 60 days from the time Virginia Power informs the NRC and parties that its seismic assessment is complete to submit a motion to reopen the proceeding on this topic.

If Virginia Power decides to build a new unit, it must first receive a COL from the NRC, the approval of the Virginia Commission and certain environmental permits and other approvals. Virginia Power has not yet committed to building a new nuclear unit at North Anna.

PAGE78

Natrium Fractionation Facility and Blue Racer

In January 2011, Dominion announced the development of a natural gas processing and fractionation facility in Natrium, West Virginia, and in July 2011 it executed a contract for the construction of the first phase of the facility. The first phase of the project is fully contracted and was placed into service in May 2013. Phase 1 costs of the Natrium facility as well as an associated pipeline are approximately $550 million. The Natrium natural gas processing and fractionation facility is expected to be contributed to the Blue Racer joint venture in the third quarter of 2013.

In June 2013, DTI filed a FERC application for approval to abandon by sale Line TL-388 to Blue Racer. In July 2013, FERC approved the application. Line TL-388 is expected to be contributed to Blue Racer by the end of 2013.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The matters discussed in this Item may contain “forward-looking statements” as described in the introductory paragraphs under Part I, Item 2. MD&A of this Form 10-Q. The reader’s attention is directed to those paragraphs for discussion of various risks and uncertainties that may impact Dominion and Virginia Power.

Market Risk Sensitive Instruments and Risk Management

Dominion’s and Virginia Power’s financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is present in Dominion’s and Virginia Power’s electric operations, Dominion’s gas procurement operations, and Dominion’s energy marketing and trading operations due to the exposure to market shifts in prices received and paid for electricity, natural gas and other commodities. The Companies use commodity derivative contracts to manage price risk exposures for these operations. Interest rate risk is generally related to their outstanding debt. In addition, they are exposed to investment price risk through various portfolios of equity and debt securities.

The following sensitivity analyses estimate the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices or interest rates.

Commodity Price Risk

To manage price risk, Dominion and Virginia Power primarily hold commodity-based financial derivative instruments for non-trading purposes associated with purchases and sales of electricity, natural gas and other energy-related products. As part of its strategy to market energy and to manage related risks, Dominion also holds commodity-based financial derivative instruments for trading purposes.

In the second quarter of 2013, Dominion commenced a restructuring of its producer services business, which aggregates natural gas supply, engages in natural gas trading and marketing activities and natural gas supply management and provides price risk management services to Dominion affiliates. The restructuring, which is expected to be completed by the end of 2013, will result in the termination of natural gas trading and certain energy marketing activities. The restructuring is intended to reduce producer services’ earnings volatility, and is not expected to have a material impact on the Companies’ business.

The derivatives used to manage commodity price risk are executed within established policies and procedures and may include instruments such as futures, forwards, swaps, options and FTRs that are sensitive to changes in the related commodity prices. For sensitivity analysis purposes, the hypothetical change in market prices of commodity-based financial derivative instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Prices and volatility are principally determined based on observable market prices.

A hypothetical 10% unfavorable change in commodity prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $153 million and $126 million as of June 30, 2013 and December 31, 2012, respectively. A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments held for trading purposes would have resulted in a decrease in fair value of approximately $19 million and $18 million as of June 30, 2013 and December 31, 2012, respectively.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of June 30, 2013 or December 31, 2012.

The impact of a change in energy commodity prices on Dominion’s and Virginia Power’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction, such as revenue from physical sales of the commodity.

PAGE79

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2013 or December 31, 2012.

Dominion and Virginia Power may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of June 30, 2013, Dominion and Virginia Power had $1.4 billion and $900 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $31 million and $24 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at June 30, 2013. As of December 31, 2012, Dominion and Virginia Power had $1.8 billion and $750 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $21 million and $9 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at December 31, 2012.

The impact of a change in interest rates on Dominion’s and Virginia Power’s interest rate-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net gains and/or losses from interest rate derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Investment Price Risk

Dominion and Virginia Power are subject to investment price risk due to securities held as investments in nuclear decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in the Consolidated Balance Sheets at fair value.

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $93 million, $67 million and $126 million for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $130 million, $121 million and $210 million for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $28 million, $27 million and $53 million for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $69 million, $52 million and $89 million for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012, respectively.

Dominion sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. If the values of investments held in these trusts decline, it will result in future increases in the periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of contributions to be made to the employee benefit plans.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of each of Dominion and Virginia Power, including Dominion’s and Virginia Power’s CEO and CFO, evaluated the effectiveness of each of their respective Companies’ disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, each of Dominion’s and Virginia Power’s CEO and CFO have concluded that each of their respective Companies’ disclosure controls and procedures are effective.

There were no changes in either Dominion’s or Virginia Power’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, either of the Companies’ internal control over financial reporting.

PAGE80

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and Virginia Power are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Companies, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Companies and their subsidiaries are involved in various legal proceedings. Other than the matters discussed below, there have been no material changes to the legal proceedings reported in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012.

In February 2008, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA concerning historical operating changes and capital improvements undertaken at State Line and Kincaid. In April 2009, Dominion received a second request for information. Also in April 2009, Dominion received a Notice and Finding of Violations from the EPA claiming violations of the CAA New Source Review requirements, NSPS, the Title V permit program and the stations’ respective State Implementation Plans. In May 2010, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA concerning historical operating changes and capital improvements undertaken at Brayton Point.

Dominion believes that it complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. Dominion entered into settlement discussions with the U.S. government and reached an agreement to settle the allegations. In April 2013, the U.S. government lodged a consent decree and complaint with the U.S. District Court for the Central District of Illinois that resolves all alleged violations at State Line, Kincaid and Brayton Point. The settlement mandates the closure of State Line, installation of certain control technology at Kincaid and Brayton Point, the achievement of certain emissions limitations, payment of a civil penalty of $3 million and funding of $10 million in environmental mitigation projects. In July 2013, the court entered the consent decree, concluding the enforcement action. Dominion previously accrued a liability of $13 million related to this matter. State Line ceased operations in March 2012 and was sold in June 2012. The installation of pollution control technology is in progress at Kincaid and has been completed at Brayton Point. While Dominion has agreed to sell Kincaid and Brayton Point, under the terms of the sale transaction Dominion will retain the $13 million liability associated with the settlement agreement.

In June 2013, DTI received a draft Consent Assessment of Civil Penalty from the PADEP in connection with an accidental release from a leaking underground pipe at one of DTI’s compressor stations in Pennsylvania. DTI self reported the release in December 2011 and promptly conducted remediation. DTI and PADEP have reached an agreement in principle on a proposed Consent Assessment which includes a penalty of $192,000. The ultimate resolution of the Consent Assessment is not expected to have a material effect on Dominion.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are parties:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012.

•	Notes 12 and 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

•	Notes 12 and 15 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

Dominion’s and Virginia Power’s businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

PAGE81

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/13-4/30/13	805	$58.19	—	19,629,059 shares/ $1.18 billion
5/1/13-5/31/13	—	—	—	19,629,059 shares/ $1.18 billion
6/1/13-6/30/13	—	—	—	19,629,059 shares/ $1.18 billion

Total	805	$58.19	—	19,629,059 shares/ $1.18 billion

(1)	In April 2013, 805 shares were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion BOD in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion BOD was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

PAGE82

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 3, 2013 (Exhibit 3.1, Form 8-K filed May 3, 2013, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Form of Third Supplemental and Amending Indenture, dated June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.2	Series A Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.7, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.3	Series B Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.8, Form 8-K filed June 7, 2013, File No. 1-8489).	X

10.1*	Retirement Agreement, dated as of June 20, 2013, between Dominion Resources, Inc. and Gary L. Sypolt (Exhibit 10.1, Form 8-K filed June 24, 2013, File No. 1-8489).	X

10.2*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated, effective July 1, 2013 (filed herewith).	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2.a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2.b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

PAGE83

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

*	Indicates management contract or compensatory plan or arrangement
^	This exhibit will not be deemed “filed” by Virginia Electric and Power Company for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, except to the extent that Virginia Electric and Power Company specifically incorporates it by reference.

PAGE84

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

August 6, 2013	/s/ Ashwini Sawhney
Ashwini Sawhney
Vice President – Accounting and Controller
(Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 6, 2013	/s/ Ashwini Sawhney
Ashwini Sawhney
Vice President – Accounting
(Chief Accounting Officer)

PAGE85

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 3, 2013 (Exhibit 3.1, Form 8-K filed May 3, 2013, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Form of Third Supplemental and Amending Indenture, dated June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.2	Series A Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.7, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.3	Series B Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.8, Form 8-K filed June 7, 2013, File No. 1-8489).	X

10.1*	Retirement Agreement, dated as of June 20, 2013, between Dominion Resources, Inc. and Gary L. Sypolt (Exhibit 10.1, Form 8-K filed June 24, 2013, File No. 1-8489).	X

10.2*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated, effective July 1, 2013 (filed herewith).	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2.a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2.b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

PAGE86

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

*	Indicates management contract or compensatory plan or arrangement
^	This exhibit will not be deemed “filed” by Virginia Electric and Power Company for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, except to the extent that Virginia Electric and Power Company specifically incorporates it by reference.

PAGE87