Form 10-Q
period 2014-03-31
DOMINION RESOURCES INC /VA/; VIRGINIA ELECTRIC & POWER CO
filed 2014-04-30
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At March 31, 2014, the latest practicable date for determination, Dominion Resources, Inc. had 581,608,183 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Resources, Inc.’s other operations.

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction

AMR	Automated meter reading program deployed by East Ohio

AOCI	Accumulated other comprehensive income (loss)

AROs	Asset retirement obligations

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

ASLB	Atomic Safety and Licensing Board

ATEX line	Appalachia to Texas Express ethane line

bcf	Billion cubic feet

Blue Racer	Blue Racer Midstream, LLC, a joint venture with Caiman

BOD	Board of Directors

BP	BP Wind Energy North America Inc.

Brayton Point	Brayton Point power station

BREDL	Blue Ridge Environmental Defense League

CAA	Clean Air Act

Caiman	Caiman Energy II, LLC

CAIR	Clean Air Interstate Rule

Carson-to-Suffolk line	Virginia Power 60-mile 500 kV transmission line in southeastern Virginia

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980

CFO	Chief Financial Officer

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Companies	Dominion and Virginia Power, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

D.C.	District of Columbia

DEI	Dominion Energy, Inc.

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP and its wholly-owned subsidiary, Cove Point GP Holding Company, LLC

Dominion NGL Pipelines, LLC

The owner of the 58-mile G-150 pipeline project , which is designed to transport approximately 27,000 barrels per day of NGLs from Natrium to an interconnect with the ATEX line of Enterprise near Follansbee, West Virginia

DRS	Dominion Resources Services, Inc.

Dth	Dekatherm

DTI	Dominion Transmission, Inc.

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

Elwood	Elwood power station

Energy Capital Partners	A private equity firm with offices in Short Hills, New Jersey and San Diego, California

Enterprise	Enterprise Product Partners, L.P.

EPA	Environmental Protection Agency

Abbreviation or Acronym	Definition
EPC	Engineering, procurement and construction

EPS	Earnings per share

Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013

ESBWR	General Electric-Hitachi’s Economic Simplified Boiling Water Reactor

FERC	Federal Energy Regulatory Commission

Flex MMP Stock	Virginia Power’s Flexible Money Market Cumulative Preferred Stock 2002 Series A

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

INPO	Institute of Nuclear Power Operations

ISO	Independent system operator

ISO-NE	ISO New England

Kewaunee	Kewaunee nuclear power station

Kincaid	Kincaid power station

kV	Kilovolt

Line TL-404	An approximately 26-mile, 24- and 30- inch gas gathering pipeline that extends from Wetzel County, West Virginia to Monroe County, Ohio

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Meadow Brook-to-Loudoun line	Virginia Power 65-mile 500 kV transmission line that begins in Warren County, Virginia and terminates in Loudoun County, Virginia

MGD	Million gallons a day

Millstone	Millstone nuclear power station

MISO	Midcontinent Independent Transmission System Operator, Inc.

MLP	Master limited partnership

Moody’s	Moody’s Investors Service

MW	Megawatt

MWh	Megawatt hour

Natrium	A natural gas and fractionation facility located in Natrium, West Virginia, owned by Blue Racer

NCEMC	North Carolina Electric Membership Corporation

NedPower	A wind-turbine facility joint venture between Dominion and Shell in Grant County, West Virginia

NGLs	Natural gas liquids

North Anna	North Anna nuclear power station

North Carolina Commission	North Carolina Utilities Commission

Northern System	Collection of approximately 131 miles of various diameter natural gas pipelines in Ohio

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

ODEC	Old Dominion Electric Cooperative

Ohio Commission	Public Utilities Commission of Ohio

Order 1000	Order issued by FERC adopting new requirements for transmission planning, cost allocation and development

PIPP	Percentage of Income Payment Plan

PIR	Pipeline Infrastructure Replacement program deployed by East Ohio

PJM	PJM Interconnection, L.L.C.

ppb	Parts-per-billion

Abbreviation or Acronym	Definition
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center

Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County

ROE	Return on equity

RTO	Regional transmission organization

SEC	Securities and Exchange Commission

Shell	Shell WindEnergy, Inc.

SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.

U.S.	United States of America

UAO	Unilateral Administrative Order

VIE	Variable interest entity

Virginia City Hybrid Energy Center	A 600 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

Warren County	A 1,329 MW combined-cycle, natural gas-fired power station under construction in Warren County, Virginia

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
(millions, except per share amounts)
Operating Revenue	$3,630	$3,523

Operating Expenses
Electric fuel and other energy-related purchases	1,334	951
Purchased electric capacity	88	88
Purchased gas	540	467
Other operations and maintenance	425	623
Depreciation, depletion and amortization	308	297
Other taxes	167	167

Total operating expenses	2,862	2,593

Income from operations	768	930

Other income	40	87
Interest and related charges	237	228

Income from continuing operations including noncontrolling interests before income tax expense	571	789
Income tax expense	186	288

Income from continuing operations including noncontrolling interests	385	501
Income from discontinued operations	—	1

Net Income Including Noncontrolling Interests	385	502
Noncontrolling Interests	6	7

Net Income Attributable to Dominion	$379	$495

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$379	$494
Income from discontinued operations, net of tax	—	1

Net income attributable to Dominion	$379	$495

Earnings Per Common Share-Basic
Income from continuing operations	$0.65	$0.86
Income from discontinued operations	—	—

Net income attributable to Dominion	$0.65	$0.86

Earnings Per Common Share-Diluted
Income from continuing operations	$0.65	$0.86
Income from discontinued operations	—	—

Net income attributable to Dominion	$0.65	$0.86

Dividends declared per common share	$0.6000	$0.5625

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
(millions)
Net income including noncontrolling interests	$385	$502
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(150)	(90)
Changes in unrealized net gains on investment securities(2)	29	78
Changes in unrecognized pension and other postretirement benefit costs(3)	(4)	—
Amounts reclassified to net income:
Net derivative losses-hedging activities(4)	160	76
Net realized gains on investment securities(5)	(11)	(27)
Net pension and other postretirement benefit costs(6)	8	20
Changes in other comprehensive loss from equity method investees	(7)	—

Total other comprehensive income	25	57

Comprehensive income including noncontrolling interests	410	559
Comprehensive income attributable to noncontrolling interests	6	7

Comprehensive income attributable to Dominion	$404	$552

(1)	Net of $80 million and $54 million tax for the three months ended March 31, 2014 and 2013, respectively.
(2)	Net of $(1) million and $(51) million tax for the three months ended March 31, 2014 and 2013, respectively.
(3)	Net of $(4) million and $— million tax for the three months ended March 31, 2014 and 2013, respectively.
(4)	Net of $(100) million and $(48) million tax for the three months ended March 31, 2014 and 2013, respectively.
(5)	Net of $7 million and $18 million tax for the three months ended March 31, 2014 and 2013, respectively.
(6)	Net of $(6) million and $(9) million tax for the three months ended March 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$228	$316
Customer receivables (less allowance for doubtful accounts of $23 and $25)	1,805	1,695
Other receivables (less allowance for doubtful accounts of $4 at both dates)	167	141
Inventories	1,013	1,176
Derivative assets	472	687
Prepayments	216	192
Other	1,577	1,733

Total current assets	5,478	5,940

Investments
Nuclear decommissioning trust funds	3,969	3,903
Investment in equity method affiliates	1,073	916
Other	275	283

Total investments	5,317	5,102

Property, Plant and Equipment
Property, plant and equipment	47,723	46,969
Accumulated depreciation, depletion and amortization	(14,596)	(14,341)

Total property, plant and equipment, net	33,127	32,628

Deferred Charges and Other Assets
Goodwill	3,046	3,086
Regulatory assets	1,491	1,228
Other	2,127	2,112

Total deferred charges and other assets	6,664	6,426

Total assets	$50,586	$50,096

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2014	December 31, 2013(1)
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$916	$1,519
Short-term debt	1,972	1,927
Accounts payable	1,143	1,168
Derivative liabilities	802	828
Other	1,518	1,552

Total current liabilities	6,351	6,994

Long-Term Debt
Long-term debt	18,004	16,877
Junior subordinated notes	1,373	1,373
Remarketable subordinated notes	1,081	1,080

Total long-term debt	20,458	19,330

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,293	7,114
Asset retirement obligations	1,495	1,484
Regulatory liabilities	1,947	2,001
Other	1,209	1,274

Total deferred credits and other liabilities	11,944	11,873

Total liabilities	38,753	38,197

Commitments and Contingencies (see Note 15)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	134	257

Common Shareholders’ Equity
Common stock – no par(2)	5,785	5,783
Retained earnings	6,213	6,183
Accumulated other comprehensive loss	(299)	(324)

Total common shareholders’ equity	11,699	11,642

Total liabilities and shareholders’ equity	$50,586	$50,096

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 582 million shares and 581 million shares outstanding at March 31, 2014 and December 31, 2013, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31,	2014	2013
(millions)
Operating Activities

Net income including noncontrolling interests	$385	$502
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	378	366
Deferred income taxes and investment tax credits	232	266
Gains on the sale of assets	(159)	(25)
Other adjustments	(34)	(32)
Changes in:
Accounts receivable	(183)	(124)
Inventories	163	133
Deferred fuel and purchased gas costs, net	(304)	16
Accounts payable	53	(135)
Margin deposit assets and liabilities	105	(65)
Other operating assets and liabilities	117	150

Net cash provided by operating activities	753	1,052

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,120)	(904)
Acquisition of solar development projects	(47)	—
Proceeds from sales of securities	442	554
Purchases of securities	(441)	(574)
Proceeds from the sale of assets to Blue Racer	84	47
Proceeds from the sale of electric retail energy marketing business	187	—
Other	(24)	15

Net cash used in investing activities	(919)	(862)

Financing Activities
Issuance (repayment) of short-term debt, net	45	(409)
Issuance of long-term debt	1,150	1,250
Repayment of long-term debt	(608)	(712)
Repayment of affiliated notes payable	—	(258)
Subsidiary preferred stock redemption	(125)	—
Issuance of common stock	—	73
Common dividend payments	(349)	(324)
Subsidiary preferred dividend payments	(4)	(4)
Other	(31)	(19)

Net cash provided by (used in) financing activities	78	(403)

Decrease in cash and cash equivalents	(88)	(213)
Cash and cash equivalents at beginning of period	316	248

Cash and cash equivalents at end of period	$228	$35

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$261	$200

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
(millions)
Operating Revenue(1)	$1,983	$1,781

Operating Expenses
Electric fuel and other energy-related purchases(1)	650	570
Purchased electric capacity	88	88
Other operations and maintenance:
Affiliated suppliers	71	74
Other	270	245
Depreciation and amortization	218	207
Other taxes	73	67

Total operating expenses	1,370	1,251

Income from operations	613	530

Other income	15	25
Interest and related charges	107	93

Income before income tax expense	521	462
Income tax expense	197	175

Net Income	324	287
Preferred dividends	6	4

Balance available for common stock	$318	$283

(1)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
(millions)
Net income	$324	$287
Other comprehensive income (loss), net of taxes:
Net deferred gains on derivatives-hedging activities(1)	2	2
Changes in unrealized net gains on nuclear decommissioning trust funds(2)	2	8
Amounts reclassified to net income:
Net derivative gains-hedging activities(3)	(3)	—
Net realized gains on nuclear decommissioning trust funds(4)	(2)	(1)

Other comprehensive income (loss)	(1)	9

Comprehensive income	$323	$296

(1)	Net of $(1) million tax for both the three months ended March 31, 2014 and 2013.
(2)	Net of $(2) million and $(5) million tax for the three months ended March 31, 2014 and 2013, respectively.
(3)	Net of $2 million and $— million tax for the three months ended March 31, 2014 and 2013, respectively.
(4)	Net of $1 million tax for both the three months ended March 31, 2014 and 2013.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$24	$16
Customer receivables (less allowance for doubtful accounts of $11 at both dates)	925	946
Other receivables (less allowance for doubtful accounts of $2 at both dates)	110	78
Inventories (average cost method)	717	808
Prepayments	47	32
Other	224	283

Total current assets	2,047	2,163

Investments
Nuclear decommissioning trust funds	1,796	1,765
Other	12	12

Total investments	1,808	1,777

Property, Plant and Equipment
Property, plant and equipment	33,488	32,848
Accumulated depreciation and amortization	(10,767)	(10,580)

Total property, plant and equipment, net	22,721	22,268

Deferred Charges and Other Assets
Intangible assets, net	194	193
Regulatory assets	664	417
Other(2)	185	143

Total deferred charges and other assets	1,043	753

Total assets	$27,619	$26,961

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2014	December 31, 2013(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$58	$58
Short-term debt	503	842
Accounts payable	462	479
Payables to affiliates	77	69
Affiliated current borrowings	159	97
Accrued interest, payroll and taxes	228	218
Other	462	454

Total current liabilities	1,949	2,217

Long-Term Debt	8,719	7,974

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,327	4,137
Asset retirement obligations	694	689
Regulatory liabilities	1,542	1,597
Other(2)	287	292

Total deferred credits and other liabilities	6,850	6,715

Total liabilities	17,518	16,906

Commitments and Contingencies (see Note 15)

Preferred Stock Not Subject to Mandatory Redemption	134	257

Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	3,069	2,899
Accumulated other comprehensive income	47	48

Total common shareholder’s equity	9,967	9,798

Total liabilities and shareholder’s equity	$27,619	$26,961

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2014 and December 31, 2013.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2014	2013
(millions)
Operating Activities
Net income	$324	$287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	263	250
Deferred income taxes and investment tax credits	203	112
Other adjustments	(12)	(17)
Changes in:
Accounts receivable	(9)	(31)
Inventories	91	68
Deferred fuel expenses	(328)	(19)
Accounts payable	34	(65)
Accrued interest, payroll and taxes	10	90
Other operating assets and liabilities	24	32

Net cash provided by operating activities	600	707

Investing Activities
Plant construction and other property additions	(691)	(592)
Purchases of nuclear fuel	(68)	(47)
Purchases of securities	(215)	(206)
Proceeds from sales of securities	204	189
Other	(6)	1

Net cash used in investing activities	(776)	(655)

Financing Activities
Repayment of short-term debt, net	(339)	(331)
Issuance (repayment) of affiliated current borrowings, net	62	(378)
Issuance of long-term debt	750	1,250
Repayment of long-term debt	(2)	(451)
Preferred stock redemption	(125)	—
Common dividend payments	(149)	(148)
Preferred dividend payments	(4)	(4)
Other	(9)	(15)

Net cash provided by (used in) financing activities	184	(77)

Increase (decrease) in cash and cash equivalents	8	(25)
Cash and cash equivalents at beginning of period	16	28

Cash and cash equivalents at end of period	$24	$3

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$203	$117

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

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of March 31, 2014 and their results of operations and cash flows for the three months ended March 31, 2014 and 2013. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in Dominion’s and Virginia Power’s 2013 Consolidated Financial Statements and Notes have been reclassified to conform to the 2014 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power, where applicable.

Note 3. Acquisitions and Dispositions

Acquisition of Solar Development Projects

In March 2014, Dominion completed the acquisition of 100% of the equity interests of six solar development projects in California from Recurrent Energy Development Holdings, LLC for approximately $50 million. The allocation of the purchase price to individual assets is under evaluation by management and has not been finalized.

The projects are expected to cost approximately $450 million once constructed, including the initial acquisition cost. Upon completion, the facilities are expected to generate approximately 139 MW and will provide Dominion with a large utility-scale solar presence in the California market and significantly increase its solar generation portfolio.

Long-term power purchase, interconnection, EPC and operation and maintenance agreements have been executed for each of the projects. Construction of the projects commenced in the first quarter of this year and all of the solar facilities are expected to enter commercial operations in late 2014 or early 2015. Dominion expects to claim federal investment tax credits on the projects.

Sale of Electric Retail Energy Marketing Business

In March 2014, Dominion completed the sale of its electric retail energy marketing business. The proceeds were approximately $187 million, net of transaction costs. The sale resulted in a gain, subject to post-closing adjustments, of approximately $100 million ($57 million after-tax) net of a $31 million write-off of goodwill, and is included in other operations and maintenance expense in Dominion’s Consolidated Statement of Income. The sale of the electric retail energy marketing business did not qualify for discontinued operations classification.

Sale of Brayton Point, Kincaid and Equity Method Investment in Elwood

In March 2013, Dominion entered into an agreement with Energy Capital Partners to sell Brayton Point, Kincaid, and its equity method investment in Elwood. In August 2013, Dominion completed the sale and received proceeds of approximately $465 million, net of transaction costs.

In the first quarter of 2013, Brayton Point’s and Kincaid’s assets and liabilities to be disposed of were classified as held for sale and adjusted to their estimated fair value less cost to sell, resulting in impairment charges totaling $37 million ($22 million after-tax), which is included in discontinued operations in Dominion’s Consolidated Statements of Income. Dominion used the market approach to estimate the fair value of Brayton Point’s and Kincaid’s long-lived assets. This was considered a Level 2 fair value measurement given that it was based on the agreed-upon sales price.

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

The following table presents selected information regarding the results of operations of Brayton Point and Kincaid, which are reported as discontinued operations in Dominion’s Consolidated Statements of Income:

Three Months Ended March 31,	2013
(millions)
Operating revenue	$154
Income before income taxes	1

Assignment of Marcellus Acreage

As discussed in Note 10 to Dominion’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2013, DTI closed on agreements with two natural gas producers to convey approximately 100,000 acres of Marcellus Shale development rights underneath several of its natural gas storage fields. In the first quarter of 2014, DTI received $12 million in additional cash proceeds resulting from post-closing adjustments. At March 31, 2014, deferred revenue totaled approximately $89 million, which will be recognized over the remaining terms of the agreements.

Blue Racer

See Note 10 for a discussion of transactions related to Blue Racer.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2014	2013
(millions)
Dominion
Electric sales:
Regulated	$1,951	$1,761
Nonregulated	854	658
Gas sales:
Regulated	147	132
Nonregulated	117	345
Gas transportation and storage	444	467
Other	117	160

Total operating revenue	$3,630	$3,523

Virginia Power
Regulated electric sales	$1,951	$1,761
Other	32	20

Total operating revenue	$1,983	$1,781

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Three Months Ended March 31,	2014	2013	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.7	4.0	3.8	3.9
Investment and production tax credits	(4.2)	(1.5)	(0.8)	—
AFUDC - equity	(0.3)	(0.7)	(0.3)	(1.3)
Other, net	(0.5)	(0.3)	0.1	0.2

Effective tax rate	32.7%	36.5%	37.8%	37.8%

As of March 31, 2014, there have been no material changes in Dominion’s and Virginia Power’s unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended March 31,
	2014	2013
(millions, except EPS)
Net income attributable to Dominion	$379	$495

Average shares of common stock outstanding – Basic	581.6	576.6
Net effect of dilutive securities(1)	1.3	0.9

Average shares of common stock outstanding – Diluted	582.9	577.5

Earnings Per Common Share – Basic	$0.65	$0.86
Earnings Per Common Share – Diluted	$0.65	$0.86

(1)	Dilutive securities consist primarily of contingently convertible senior notes and Equity Units for 2014 and contingently convertible senior notes for 2013. See Note 14 in this report and Note 17 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2014 and 2013.

Note 7. Accumulated Other Comprehensive Income

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive income (loss) from equity method investee	Total
(millions)
Three Months Ended March 31, 2014
Beginning balance	$(288)	$474	$(510)	$—	$(324)
Other comprehensive income before reclassifications: gains (losses)	(150)	29	(4)	(7)	(132)
Amounts reclassified from accumulated other comprehensive income(1): (gains) losses	160	(11)	8	—	157

Net current-period other comprehensive income (loss)	10	18	4	(7)	25

Ending balance	$(278)	$492	$(506)	$(7)	$(299)

Three Months Ended March 31, 2013
Beginning balance	$(122)	$326	$(1,081)	$—	$(877)
Other comprehensive income before reclassifications: gains (losses)	(90)	78	—	—	(12)
Amounts reclassified from accumulated other comprehensive income(1): (gains) losses	76	(27)	20	—	69

Net current-period other comprehensive income (loss)	(14)	51	20	—	57

Ending balance	$(136)	$377	$(1,061)	$—	$(820)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$269	Operating revenue
	1	Purchased gas
	(13)	Electric fuel and other energy-related purchases
Interest rate contracts	3	Interest and related charges

	260
Tax	(100)	Income tax expense

	$160

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(20)	Other income
Impairment	2	Other income

	(18)
Tax	7	Income tax expense

	$(11)

Unrecognized pension and other postretirement benefit costs:
Prior service costs	$(3)	Other operations and maintenance
Actuarial (gain) losses	17	Other operations and maintenance

	14
Tax	(6)	Income tax expense

	$8
Three Months Ended March 31, 2013
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$84	Operating revenue
	34	Purchased gas
	3	Electric fuel and other energy-related purchases
Interest rate contracts	3	Interest and related charges

	124
Tax	(48)	Income tax expense

	$76

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(47)	Other income
Impairment	2	Other income

	(45)
Tax	18	Income tax expense

	$(27)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$29	Other operations and maintenance

	29
Tax	(9)	Income tax expense

	$20

Note 8. Fair Value Measurements

Dominion’s and Virginia Power’s fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2013. See Note 9 in this report for further information about their derivatives and hedge accounting activities.

Dominion and Virginia Power enter into certain physical and financial forwards, futures and options, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards and futures contracts. An option model is used to value Level 3 physical and financial options. The discounted cash flow model for forwards and futures calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices, and volumes. For Level 3 fair value measurements, forward market prices and implied price volatilities are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents Dominion’s and Virginia Power’s quantitative information about Level 3 fair value measurements. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)

At March 31, 2014
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$14	Discounted Cash Flow	Market Price (per Dth	)(4)	(2) - 7	1
Electricity	3	Discounted Cash Flow	Market Price (per MWh	)(4)	28 - 112	54
FTRs(3)	11	Discounted Cash Flow	Market Price (per MWh	)(4)	(1) - 8	2
NGLs	6	Discounted Cash Flow	Market Price (per Gal	)(4)	1 - 3	1
Physical and Financial Options:
Natural Gas	3	Option Model	Market Price (per Dth	)(4)	3 - 5	4
			Price Volatility	(5)	15% - 43%	21%
Total assets	$37

Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$16	Discounted Cash Flow	Market Price (per Dth	)(4)	(2) - 5	—
Electricity	3	Discounted Cash Flow	Market Price (per MWh	)(4)	28 - 112	54
FTRs(3)	1	Discounted Cash Flow	Market Price (per MWh	)(4)	(2) - 8	—
NGLs	7	Discounted Cash Flow	Market Price (per Gal	)(4)	1 - 3	1
Physical and Financial Options:
Natural Gas	2	Option Model	Market Price (per Dth	)(4)	3 - 5	4
			Price Volatility	(5)	15% - 43%	21%
Total liabilities	$29

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Information represents Virginia Power’s quantitative information about Level 3 fair value measurements.
(4)	Represents market prices beyond defined terms for Levels 1 & 2.
(5)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)

Non-recurring Fair Value Measurements

See Note 3 for a non-recurring fair value measurement related to Brayton Point and Kincaid.

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2014
Assets:
Derivatives:
Commodity	$2	$537	$37	$576
Interest rate	—	73	—	73
Investments(1):
Equity securities:
U.S.:
Large cap	2,474	—	—	2,474
Other	6	—	—	6
Non-U.S.:
Large cap	12	—	—	12
Fixed income:
Corporate debt instruments	—	391	—	391
U.S. Treasury securities and agency debentures	443	173	—	616
State and municipal	—	361	—	361
Other	—	7	—	7
Cash equivalents and other	—	120	—	120
Restricted cash equivalents	—	8	—	8

Total assets	$2,937	$1,670	$37	$4,644

Liabilities:
Derivatives:
Commodity	$3	$975	$29	$1,007
Interest rate	—	47	—	47

Total liabilities	$3	$1,022	$29	$1,054

At December 31, 2013
Assets:
Derivatives:
Commodity	$3	$718	$32	$753
Interest rate	—	137	—	137
Investments(1):
Equity securities:
U.S.:
Large cap	2,417	—	—	2,417
Other	79	—	—	79
Non-U.S.:
Large cap	13	—	—	13
Fixed income:
Corporate debt instruments	—	345	—	345
U.S. Treasury securities and agency debentures	415	175	—	590
State and municipal	—	343	—	343
Other	—	3	—	3
Cash equivalents and other	—	103	—	103
Restricted cash equivalents	—	8	—	8

Total assets	$2,927	$1,832	$32	$4,791

Liabilities:
Derivatives:
Commodity	$3	$1,051	$48	$1,102

Total liabilities	$3	$1,051	$48	$1,102

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2014	2013
(millions)
Beginning balance	$(16)	$25
Total realized and unrealized gains (losses):
Included in earnings	110	14
Included in other comprehensive income (loss)	4	9
Included in regulatory assets/liabilities	17	(5)
Settlements	(108)	(26)
Transfers out of Level 3	1	(8)

Ending balance	$8	$9

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$1	$(5)

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy- related purchases	Total
(millions)
Three Months Ended March 31, 2014
Total gains (losses) included in earnings	$(10)	$120	$110

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	1

Three Months Ended March 31, 2013
Total gains (losses) included in earnings	$12	$2	$14

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(5)	—	(5)

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2014
Assets:
Derivatives:
Commodity	$—	$7	$11	$18
Investments(1):
Equity securities:
U.S. Large cap	1,046	—	—	1,046
Fixed income:
Corporate debt instruments	—	219	—	219
U.S. Treasury securities and agency debentures	161	56	—	217
State and municipal	—	182	—	182
Other	—	1	—	1
Cash equivalents and other	—	49	—	49
Restricted cash equivalents	—	8	—	8

Total assets	$1,207	$522	$11	$1,740

Liabilities:
Derivatives:
Commodity	$—	$3	$1	$4
Interest rate	—	4	—	4

Total liabilities	$—	$7	$1	$8

At December 31, 2013
Assets:
Derivatives:
Commodity	$—	$3	$2	$5
Interest rate	$—	$48	$—	$48
Investments(1):
Equity securities:
U.S.:
Large cap	1,021	—	—	1,021
Other	36	—	—	36
Fixed income:
Corporate debt instruments	—	191	—	191
U.S. Treasury securities and agency debentures	146	66	—	212
State and municipal	—	164	—	164
Cash equivalents and other	—	31	—	31
Restricted cash equivalents	—	8	—	8

Total assets	$1,203	$511	$2	$1,716

Liabilities:
Derivatives:
Commodity	$—	$3	$9	$12

Total liabilities	$—	$3	$9	$12

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2014	2013
(millions)
Beginning balance	$(7)	$2
Total realized and unrealized gains (losses):
Included in earnings	120	2
Included in regulatory assets/liabilities	17	(5)
Settlements	(120)	(2)

Ending balance	$10	$(3)

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three months ended March 31, 2014 and 2013. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2014 and 2013.

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

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$18,920	$20,822	$18,396	$19,887
Junior subordinated notes(3)	1,373	1,391	1,373	1,394
Remarketable subordinated notes(3)	1,081	1,268	1,080	1,192
Subsidiary preferred stock(4)	134	141	257	261

Virginia Power
Long-term debt, including securities due within one year(2)	$8,777	$9,862	$8,032	$8,897
Preferred stock(4)	134	141	257	261

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Carrying amount includes amounts which represent the unamortized discount and premium. At March 31, 2014 and December 31, 2013, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $40 million and $55 million, respectively.
(3)	Carrying amount includes amounts which represent the unamortized discount or premium.
(4)	Carrying amount includes deferred issuance expenses of $2 million at December 31, 2013.

Note 9. Derivatives and Hedge Accounting Activities

Dominion’s and Virginia Power’s accounting policies and objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2013. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

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

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	March 31, 2014			December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$73	$—	$73	$137	$—	$137
Commodity contracts:
Over-the-counter	203	—	203	240	—	240
Exchange	372	—	372	506	—	506

Total derivatives, subject to a master netting or similar arrangement	648	—	648	883	—	883
Total derivatives, not subject to a master netting or similar arrangement	1	—	1	7	—	7

Total	$649	$—	$649	$890	$—	$890

		March 31, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$73	$43	$—	$30	$137	$—	$—	$137
Commodity contracts:
Over-the-counter	203	132	—	71	240	63	—	177
Exchange	372	368	—	4	506	505	—	1

Total	$648	$543	$—	$105	$883	$568	$—	$315

	March 31, 2014			December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$47	$—	$47	$—	$—	$—
Commodity contracts:
Over-the-counter	341	—	341	262	—	262
Exchange	665	—	665	838	—	838

Total derivatives, subject to a master netting or similar arrangement	1,053	—	1,053	1,100	—	1,100
Total derivatives, not subject to a master netting or similar arrangement	1	—	1	2	—	2

Total	$1,054	$—	$1,054	$1,102	$—	$1,102

		March 31, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$47	$43	$—	$4	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	341	132	8	201	262	63	69	130
Exchange	665	368	297	—	838	505	333	—

Total	$1,053	$543	$305	$205	$1,100	$568	$402	$130

Volumes

The following table presents the volume of Dominion’s derivative activity as of March 31, 2014. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	77	15
Basis	504	272
Electricity (MWh):
Fixed price	17,786,691	14,597,007
FTRs	16,921,356	—
Capacity (MW)	33,550	18,300
Liquids (Gal)(2)	113,652,000	—
Interest rate	$1,100,000,000	$3,650,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

Ineffectiveness and AOCI

For the three months ended March 31, 2014, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at March 31, 2014:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(6)	$(6)	25 months
Electricity	(135)	(145)	33 months
Other	—	—	26 months
Interest rate	(137)	(7)	366 months

Total	$(278)	$(158)

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
(millions)
March 31, 2014
ASSETS
Current Assets
Commodity	$149	$261	$410
Interest rate	62	—	62

Total current derivative assets	211	261	472

Noncurrent Assets
Commodity	92	74	166
Interest rate	11	—	11

Total noncurrent derivative assets(1)	103	74	177

Total derivative assets	$314	$335	$649

LIABILITIES
Current Liabilities
Commodity	$394	$397	$791
Interest rate	11	—	11

Total current derivative liabilities	405	397	802

Noncurrent Liabilities
Commodity	77	139	216
Interest Rate	36	—	36

Total noncurrent derivative liabilities(2)	113	139	252

Total derivative liabilities	$518	$536	$1,054

December 31, 2013
ASSETS
Current Assets
Commodity	$49	$522	$571
Interest rate	116	—	116

Total current derivative assets	165	522	687

Noncurrent Assets
Commodity	28	154	182
Interest rate	21	—	21

Total noncurrent derivative assets(1)	49	154	203

Total derivative assets	$214	$676	$890

LIABILITIES
Current Liabilities
Commodity	$267	$561	$828

Total current derivative liabilities	267	561	828

Noncurrent Liabilities
Commodity	119	155	274

Total noncurrent derivative liabilities(2)	119	155	274

Total derivative liabilities	$386	$716	$1,102

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(269)
Purchased gas		(1)
Electric fuel and other energy-related purchases		13

Total commodity	$(183)	$(257)	$2

Interest rate(3)	(47)	(3)	(23)

Total	$(230)	$(260)	$(21)

Three Months Ended March 31, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(84)
Purchased gas		(34)
Electric fuel and other energy-related purchases		(3)

Total commodity	$(157)	$(121)	$7

Interest rate(3)	13	(3)	16

Total	$(144)	$(124)	$23

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2014	2013
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$(361)	$3
Purchased gas	7	18
Electric fuel and other energy-related purchases	133	3

Total	$(221)	$24

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	March 31, 2014			December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$48	$—	$48
Commodity contracts:
Over-the-counter	14	—	14	4	—	4
Exchange	3	—	3	1	—	1

Total derivatives, subject to a master netting or similar arrangement	17	—	17	53	—	53
Total derivatives, not subject to a master netting or similar arrangement	1	—	1	—	—	—

Total	$18	$—	$18	$53	$—	$53

		March 31, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$—	$48	$—	$—	$48
Commodity contracts:
Over-the-counter	14	4	—	10	4	4	—	—
Exchange	3	—	—	3	1	—	—	1

Total	$17	$4	$—	$13	$53	$4	$—	$49

	March 31, 2014			December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$4	$—	$4	$—	$—	$—
Commodity contracts:
Over-the-counter	4	—	4	12	—	12
Exchange	—	—	—	—	—	—

Total derivatives, subject to a master netting or similar arrangement	8	—	8	12	—	12
Total derivatives, not subject to a master netting or similar arrangement	—	—	—	—	—	—

Total	$8	$—	$8	$12	$—	$12

		March 31, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$4	$—	$—	$4	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	4	4	—	—	12	4	7	1
Exchange	—	—	—	—	—	—	—	—

Total	$8	$4	$—	$4	$12	$4	$7	$1

Volumes

The following table presents the volume of Virginia Power’s derivative activity as of March 31, 2014. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	17	—
Basis	14	—
Electricity (MWh):
Fixed price	490,400	—
FTRs	16,307,498	—
Capacity (MW)	30,500	18,300
Interest rate	$—	$250,000,000

Ineffectiveness

For the three months ended March 31, 2014, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
March 31, 2014
ASSETS
Current Assets
Commodity	$5	$13	$18

Total current derivative assets(1)	5	13	18

Total derivative assets	$5	$13	$18

LIABILITIES
Current Liabilities
Commodity	$2	$2	$4

Total current derivative liabilities(2)	2	2	4

Noncurrent Liabilities

Interest Rate	4	—	4

Total noncurrent derivatives liabilities (3)	4	—	4

Total derivative liabilities	$6	$2	$8

December 31, 2013
ASSETS
Current Assets
Commodity	$2	$3	$5
Interest rate	48	—	48

Total current derivative assets(1)	50	3	53

Total derivative assets	$50	$3	$53

LIABILITIES
Current Liabilities
Commodity	$1	$11	$12

Total current derivative liabilities(2)	1	11	12

Total derivative liabilities	$1	$11	$12

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$5

Total commodity	$6	$5	$2

Interest rate(3)	(3)	—	(23)

Total	$3	$5	$(21)

Three Months Ended March 31, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$—

Total commodity	$1	$—	$7

Interest rate(3)	2	—	16

Total	$3	$—	$23

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2014	2013
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$119	$2

Total	$119	$2

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $104 million and $107 million at March 31, 2014 and December 31, 2013, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $9 million and $10 million at March 31, 2014 and December 31, 2013, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses (1)		Fair Value
(millions)
March 31, 2014
Marketable equity securities:
U.S. Large Cap	$1,214	$1,219	$—		$2,433
Marketable debt securities:
Corporate bonds	375	17	(1)		391
U.S. Treasury securities and agency debentures	612	8	(6)		614
State and municipal	305	16	(1)		320
Other	7	—	—		7
Cost method investments	99	—	—		99
Cash equivalents and other(2)	105	—	—		105

Total	$2,717	$1,260	$(8	)(3)	$3,969

December 31, 2013
Marketable equity securities:
U.S.:
Large Cap	$1,183	$1,194	$—		$2,377
Other	49	23	—		72
Marketable debt securities:
Corporate bonds	332	16	(3)		345
U.S. Treasury securities and agency debentures	589	8	(10)		587
State and municipal	297	11	(5)		303
Other	3	—	—		3
Cost method investments	106	—	—		106
Cash equivalents and other(2)	110	—	—		110

Total	$2,669	$1,252	$(18	)(3)	$3,903

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $13 million and pending sales of securities of $11 million at March 31, 2014 and December 31, 2013, respectively.
(3)	The fair value of securities in an unrealized loss position was $475 million and $604 million at March 31, 2014 and December 31, 2013, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at March 31, 2014 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$134
Due after one year through five years	379
Due after five years through ten years	403
Due after ten years	416

Total	$1,332

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2014	2013
(millions)
Proceeds from sales	$442	$554
Realized gains(1)	38	63
Realized losses(1)	6	6

(1)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three months ended March 31, 2014 and 2013.

Blue Racer

In December 2012, Dominion formed Blue Racer with Caiman to provide midstream services to natural gas producers operating in the Utica Shale region in Ohio and portions of Pennsylvania. Blue Racer is an equal partnership between Dominion and Caiman, with Dominion contributing midstream assets and Caiman contributing private equity capital. In March 2013, Dominion sold Line TL-404 to Blue Racer and received approximately $47 million in cash proceeds. The sale resulted in a gain of approximately $25 million ($14 million after-tax) which is included in other operations and maintenance expense in Dominion’s Consolidated Statement of Income. Dominion NGL Pipelines, LLC was contributed in January 2014 to Blue Racer, prior to commencement of service, resulting in an increased equity method investment of $155 million, including $6 million of goodwill. In March 2014, Dominion sold the Northern System to Blue Racer and received approximately $84 million in cash proceeds. The sale resulted in a gain of approximately $59 million ($34 million after-tax) net of a $3 million write-off of goodwill, and is included in other operations and maintenance expense in Dominion’s Consolidated Statement of Income.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
March 31, 2014
Marketable equity securities:
U.S. Large Cap	$522	$523	$—		$1,045
Marketable debt securities:
Corporate bonds	211	9	(1)		219
U.S. Treasury securities and agency debentures	217	2	(2)		217
State and municipal	175	7	(1)		181
Other	1	—	—		1
Cost method investments	99	—	—		99
Cash equivalents and other(2)	34	—	—		34

Total	$1,259	$541	$(4	)(3)	$1,796

December 31, 2013
Marketable equity securities:
U.S.:
Large Cap	$506	$514	$—		$1,020
Other	25	11	—		36
Marketable debt securities:
Corporate bonds	185	8	(2)		191
U.S. Treasury securities and agency debentures	214	1	(3)		212
State and municipal	163	4	(4)		163
Cost method investments	106	—	—		106
Cash equivalents and other(2)	37	—	—		37

Total	$1,236	$538	$(9	)(3)	$1,765

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $15 million and pending sales of securities of $6 million at March 31, 2014 and December 31, 2013, respectively.
(3)	The fair value of securities in an unrealized loss position was $211 million and $299 million at March 31, 2014 and December 31, 2013, respectively.

The fair value of Virginia Power’s marketable debt securities at March 31, 2014 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$41
Due after one year through five years	161
Due after five years through ten years	232
Due after ten years	184

Total	$618

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended March 31,
	2014	2013
(millions)
Proceeds from sales	$204	$189
Realized gains(1)	19	16
Realized losses(1)	3	3

(1)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three months ended March 31, 2014 and 2013.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2014	December 31, 2013
(millions)
Dominion
Regulatory assets:
Deferred rate adjustment clause costs(1)	$71	$89
Unrecovered gas cost(2)	24	50
Derivatives(3)	5	16
Other	47	62

Regulatory assets-current(4)	147	217

Unrecognized pension and other postretirement benefit costs(5)	695	706
Deferred rate adjustment clause costs(1)	263	287
Deferred cost of fuel used in electric generation(6)	249	1
Income taxes recoverable through future rates(7)	156	155
Derivatives(3)	44	16
Other	84	63

Regulatory assets-non-current	1,491	1,228

Total regulatory assets	$1,638	$1,445

Regulatory liabilities:
PIPP(8)	$87	$76
Other	73	52

Regulatory liabilities-current(9)	160	128

Provision for future cost of removal and AROs(10)	1,040	1,028
Decommissioning trust(11)	712	693
Deferred cost of fuel used in electric generation(6)	6	90
Other	189	190

Regulatory liabilities-non-current	1,947	2,001

Total regulatory liabilities	$2,107	$2,129

Virginia Power
Regulatory assets:
Deferred rate adjustment clause costs(1)	$65	$62
Derivatives(3)	5	16
Other	46	50

Regulatory assets-current(4)	116	128

Deferred cost of fuel used in electric generation(6)	2491
Deferred rate adjustment clause costs(1)	198	227
Income taxes recoverable through future rates(7)	126	124
Derivatives(3)	44	16
Other	47	49

Regulatory assets-non-current	664	417

Total regulatory assets	$780	$545

Regulatory liabilities:
Other	$58	$41

Regulatory liabilities-current(9)	58	41

Provision for future cost of removal(10)	818	807
Decommissioning trust(11)	712	693
Deferred cost of fuel used in electric generation(6)	6	90
Other	6	7

Regulatory liabilities-non-current	1,542	1,597

Total regulatory liabilities	$1,600	$1,638

(1)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. See Note 12 for more information.
(2)	Reflects unrecovered gas costs at Dominion’s regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(3)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(4)	Current regulatory assets are presented in other current assets in Dominion’s and Virginia Power’s Consolidated Balance Sheets.
(5)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s rate-regulated subsidiaries.
(6)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Virginia Power’s generation operations.
(7)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(8)	Under PIPP, eligible customers can receive energy assistance based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions.
(9)	Current regulatory liabilities are presented in other current liabilities in Dominion’s and Virginia Power’s Consolidated Balance Sheets.
(10)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(11)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.

At March 31, 2014, approximately $124 million of Dominion’s and $82 million of Virginia Power’s regulatory assets represented past expenditures on which they do not currently earn a return. These expenditures are expected to be recovered within the next two years.

Note 12. Regulatory Matters

Regulatory Matters Involving Potential Loss Contingencies

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in various regulatory matters. Certain regulatory matters may ultimately result in a loss; however, as such matters are in an initial procedural phase, involve uncertainty as to the outcome of pending reviews or orders, and/or involve significant factual issues that need to be resolved, it is not possible for the Companies to estimate a range of possible loss. For matters for which the Companies cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the regulatory process such that the Companies are able to estimate a range of possible loss. For regulatory matters for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any estimated range is based on currently available information, involves elements of judgment and significant uncertainties and may not represent the Companies’ maximum possible loss exposure. The circumstances of such regulatory matters will change from time to time and actual results may vary significantly from the current estimate. For current matters not specifically reported below, management does not anticipate that the outcome from such matters would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations.

FERC – Electric

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

In March 2010, ODEC and NCEMC filed a complaint with FERC against Virginia Power claiming that approximately $223 million in transmission costs related to specific projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula rate. In October 2010, FERC issued an order dismissing the complaint in part and established hearings and settlement procedures on the remaining part of the complaint. In February 2012, Virginia Power submitted to FERC a settlement agreement to resolve all issues set for hearing. The settlement was accepted by FERC in May 2012 and provides for payment by Virginia Power to the transmission customer parties collectively of $250,000 per year for ten years and resolves all matters other than allocation of the incremental cost of certain underground transmission facilities.

In March 2014, FERC issued an order excluding from Virginia Power’s transmission rates for wholesale transmission customers located outside Virginia the incremental costs of undergrounding certain transmission line projects. FERC found it is not just and reasonable for non-Virginia wholesale transmission customers to be allocated the incremental costs of undergrounding the facilities because the projects are a direct result of Virginia legislation and Virginia Commission pilot programs intended to benefit the citizens of Virginia. The order is retroactively effective as of March 2010 and will cause the reallocation of the costs charged to wholesale transmission customers outside Virginia to wholesale transmission customers in Virginia. FERC determined that there was not sufficient evidence on the record to determine the magnitude of the underground increment and ordered a hearing to determine the appropriate amount of undergrounding cost to be allocated to each wholesale transmission customer in Virginia. The hearing is held in abeyance pending settlement proceedings ordered by FERC. While Virginia Power cannot predict the outcome of the hearing and settlement proceedings, it is not expected to have a material effect on results of operations.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013.

Virginia Regulation

Rate Adjustment Clauses

Below are developments to significant riders associated with various Virginia Power projects:

•	The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In February 2014, the Virginia Commission approved an approximately $15 million revenue requirement for the rate year beginning April 1, 2014, which represents a $3 million increase to the revenue requirement over the previous year.

•	The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In March 2014, the Virginia Commission approved an approximately $239 million revenue requirement for the rate year beginning April 1, 2014, which represents a $9 million decrease to the revenue requirement versus the previous year.

•	The Virginia Commission previously approved Rider W in conjunction with Warren County. In February 2014, the Virginia Commission approved an approximately $98 million revenue requirement for the rate year beginning April 1, 2014, which represents a $15 million increase to the revenue requirement over the previous year.

North Anna COL

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna. If Virginia Power decides to build a new unit, it must first receive a COL from the NRC, approval of the Virginia Commission and certain environmental permits and other approvals. In April 2013, Virginia Power decided to replace the reactor design previously selected for a potential unit with ESBWR technology. Virginia Power filed the first of its two-part amendment to the COL application with the NRC in July 2013 to reflect the ESBWR technology and filed the second part of the amendment in December 2013. The COL is expected in 2016. Virginia Power has not yet committed to building a new nuclear unit at North Anna.

In February 2014, BREDL filed a petition with NRC seeking to stay final decision making in the COL proceeding until a rulemaking petition filed by a number of environmental groups several weeks earlier is resolved. The suspension request and underlying petition for rulemaking are based on analyses of the consequences of a spent fuel pool fire, but none of the analyses relates specifically to the ESBWR design. Substantially identical suspension petitions and contentions were filed by various intervenor groups in other licensing proceedings pending before the NRC. In March 2014, BREDL filed a motion to reopen the COL proceeding on seismic issues under a previous ruling of the ASLB. No other issues were raised by BREDL in its filing. Virginia Power and the NRC Staff have filed answers opposing both the motion and petition.

North Anna and Offshore Wind Legislation

In April 2014, the Virginia Governor signed legislation into law that permits Virginia Power to recover 70% of the costs previously deferred or capitalized related to the development of a third nuclear unit located at North Anna and the development of offshore wind facilities through December 31, 2013 as part of the 2013 and 2014 base rates. Virginia Power has deferred or capitalized costs totaling $577 million for these projects as of December 31, 2013, substantially all of which relate to North Anna. For the portion of these previously deferred or capitalized costs allocable to customers in Virginia, Virginia Power will recognize 70% as a charge against net income in 2014. The remaining deferred or capitalized costs, as well as costs incurred after December 31, 2013, continue to be eligible for inclusion in a future rate adjustment clause. The legislation goes into effect July 1, 2014.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 20% of its pipeline. In February 2014, East Ohio filed an application with the Ohio Commission requesting approval to adjust the PIR cost recovery rates for 2013 costs. The application includes a gross plant investment for 2013 of $164 million, a cumulative gross plant investment of $674 million and an estimated revenue requirement of $89 million. This application was approved by the Ohio Commission in April 2014.

FERC Regulation

DTI Settlement

In mid-2013, DTI received concerns about its fuel retainage percentages and apparent over-recovery of fuel costs during certain time periods reflected in its annual fuel reports. In December 2013, DTI submitted for FERC approval of a stipulation and agreement addressing, among other things, reductions in its fuel retainage percentages and a rate moratorium through 2016. In February 2014, FERC approved the stipulation and agreement.

The revised fuel retainage percentages became effective January 1, 2014. DTI began assessing the reduced fuel retainage percentages on March 1, 2014, and as a result provided refunds totaling nearly $10 million. The refunds reflect, with interest, the value of the difference between the actual quantities of fuel retained for the months of January and February and the quantities that would have been retained using the reduced percentages. The reduction in fuel retention is expected to reduce DTI’s revenues by approximately $35 million in 2014.

Note 13. Variable Interest Entities

As discussed in Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $807 million as of March 31, 2014. Virginia Power paid $56 million and $55 million for electric capacity and $54 million and $20 million for electric energy to these entities in the three months ended March 31, 2014 and 2013, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $108 million and $77 million for the three months ended March 31, 2014 and 2013, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

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

At March 31, 2014, Dominion’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$3,000	$1,972	$—	$1,028
Joint revolving credit facility(2)	500	—	237	263

Total	$3,500	$1,972	$237	$1,291

(1)	This credit facility has a maturity date of September 2018, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility has a maturity date of September 2018, and can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

At March 31, 2014, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
Joint revolving credit facility(1)	$1,000	$503	$—	$497
Joint revolving credit facility(2)	250	—	53	197

Total	$1,250	$503	$53	$694

(1)	This credit facility has a maturity date of September 2018, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	This credit facility has a maturity date of September 2018, and can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility with a maturity date of September 2018. As of March 31, 2014, this facility supports approximately $119 million of certain variable rate tax-exempt financings of Virginia Power.

Long-term Debt

In February 2014, Virginia Power issued $350 million of 3.45% senior notes, and $400 million of 4.45% senior notes, that mature in 2024, and 2044, respectively.

In March 2014, Dominion issued $400 million of 1.25% senior notes that mature in 2017.

In February 2014, Virginia Power provided notice to redeem the $10 million 2.5% and the $30 million 2.5% Industrial Development Authority of the Town of Louisa, Virginia Solid Waste and Sewage Disposal Revenue Bonds, Series 1997A and 2000A, that would otherwise mature in April 2022 and September 2030, respectively. At March 31, 2014, the bonds were included in securities due within one year in Virginia Power’s Consolidated Balance Sheets. In April 2014, Virginia Power redeemed the bonds for $40 million, the amount of principal then outstanding plus accrued interest.

Convertible Securities

At March 31, 2014, Dominion had $40 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of March 31, 2014, the conversion rate had been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 29.9961 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $33.34. If the outstanding notes as of March 31, 2014 were all converted, it would result in the issuance of approximately 600,000 additional shares of common stock.

The senior notes are eligible for conversion during any calendar quarter when the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter, the notes are called for redemption by Dominion and upon the occurrence of certain other conditions. During the first quarter of 2014, the senior notes were eligible for conversion and approximately $3 million of the notes were converted by holders into $3 million of common stock. The senior notes are eligible for conversion during the second quarter of 2014.

Preferred Stock

In February 2014, Virginia Power provided irrevocable notice to redeem all 1,250,000 outstanding shares of its Flex MMP Stock. In March 2014, Virginia Power redeemed the stock at a price of $100 per share plus accumulated and unpaid dividends at a rate reset in March 2011 of 6.12%. Dividends ceased accumulating on the stock upon payment of the redemption price, thus the rate was not reset in March 2014.

Issuance of Common Stock

Dominion maintains Dominion Direct® and a number of employee savings plans through which contributions may be invested in Dominion’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In January 2014, Dominion began purchasing its common stock on the open market for these plans. In April 2014, Dominion began issuing new common shares for these direct stock purchase plans.

Note 15. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, and/or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters that the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information, involves elements of judgment and significant uncertainties and may not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations.

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

Water

The CWA, as amended, is a comprehensive program utilizing a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. Dominion and Virginia Power must comply with applicable aspects of the CWA program at their operating facilities.

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

Climate Change Legislation and Regulation

In April 2012, the EPA published proposed NSPS for GHG emissions for new electric generating units. This proposed rule set national emission standards for new coal, oil, integrated gasification, and combined cycle units larger than 25MW. The proposed rule covered CO2 only and does not apply to existing sources. The proposed rule also does not apply to any new or existing biomass units. In June 2013, the President of the U.S. released a Climate Action Plan focusing on ways to meet the national GHG reduction goal of 17% from 2005 levels by 2020. Pursuant to the Presidential Memorandum issued in conjunction with the Climate Action Plan, the EPA withdrew the April 2012 proposal and re-proposed the NSPS standards for new sources on January 8, 2014 and is expected to finalize the rule in 2014 or early 2015. The Presidential Memorandum also directed the EPA to propose a rule for reconstructed, modified and existing sources of GHG emissions no later than June 2014, and issue a final rule no later than June 2015, to provide guidelines to the states to achieve the required GHG reductions. In March 2014, a national Strategy to Reduce Methane Emissions was published as part of the Climate Action Plan. The plan outlines a strategy to further reduce both domestic and international methane emissions from a number of key sources, including the oil and natural gas industry, and outlines the Administration’s efforts to improve measurement of these emissions. In April 2014, the EPA published five white papers on methane emissions and potential mitigation options related to the oil and gas industry. Dominion currently cannot predict the direct or indirect financial impact on operations from these GHG initiatives, but believes the expenditures to comply with any new requirements could be material.

In October 2013, the U.S. Supreme Court granted petitions filed by several industry groups, states, and the U.S. Chamber of Commerce seeking review of the D.C. Circuit Court’s June 2012 decision upholding the EPA’s regulation of GHG under the CAA. The court’s decision could potentially impact EPA’s continued implementation of current Prevention of Significant Deterioration regulations applicable to stationary sources in relation to GHG. It is not anticipated, however, that the court’s decision would affect the EPA’s development of the GHG NSPS rules for new or existing sources, as the authority for those rules comes from a different section of the CAA than what is at issue in the Supreme Court case. It is uncertain at this time whether the court’s decision will have any material impact on Dominion’s operations.

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

Based on the prioritized recommendations, in March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactors, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion require implementation of safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation. The orders require prompt implementation of the safety enhancements and completion of implementation within two refueling outages or by December 31, 2016, whichever comes first. Implementation of these enhancements is currently in progress. The information requests issued by the NRC request each reactor to reevaluate the seismic and flooding hazards at their site using present-day methods and information, conduct walkdowns of their facilities to ensure protection against the hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. The updated seismic analyses are complete, and only North Anna requires further evaluation in accordance with the NRC’s approved guidance. Dominion and Virginia Power do not currently expect that compliance with the NRC’s March 2012 orders and information requests will materially impact their financial position, results of operations or cash flows during the approximately four-year implementation period. The NRC staff is evaluating the implementation of the longer term Tier 2 and Tier 3 recommendations. Dominion and Virginia Power are currently unable to estimate the potential financial impacts related to compliance with Tier 2 and Tier 3 recommendations.

Guarantees

Dominion

At March 31, 2014, Dominion had issued $69 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of March 31, 2014, Dominion’s exposure under these guarantees was $54 million, primarily related to certain reserve requirements associated with non-recourse financing.

In addition to the above guarantees, Dominion and its partners, Shell and BP, may be required to make additional periodic equity contributions to NedPower and Fowler Ridge in connection with certain funding requirements associated with their respective non-recourse financings. As of March 31, 2014, Dominion’s maximum remaining cumulative exposure under these equity funding agreements was $80 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million.

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

At March 31, 2014, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	3,056	470
Nuclear obligations(4)	265	96
Cove Point(5)	335	—
Solar(6)	93	317
Other(7)	582	85

Total	$4,358	$995

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of March 31, 2014 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay certain expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, including agreements to support terminal service and transportation agreements as well as an engineering, procurement and construction contract for new liquefaction facilities. Includes certain guarantees that do not have stated limits.
(6)	Includes guarantees to facilitate the development of solar projects including guarantees to support the issuance of limited notice to proceed and full notice to proceed under EPC agreements as well as to support payment obligations under module supply agreements. Includes certain guarantees that do not have stated limits.
(7)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Surety Bonds and Letters of Credit

As of March 31, 2014, Dominion had purchased $148 million of surety bonds, including $60 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $237 million, including $53 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

Dominion’s and Virginia Power’s accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014, Dominion’s credit exposure totaled $242 million. Of this amount, investment grade counterparties, including those internally rated, represented 61%. No counterparty exposure exceeded 10% of Dominion’s total exposure.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2014 and December 31, 2013, Dominion would have been required to post an additional $38 million and $146 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted approximately $46 million and $76 million in collateral at March 31, 2014 and December 31, 2013, respectively, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2014 and December 31, 2013 was $122 million and $169 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power were not material as of March 31, 2014 and December 31, 2013. See Note 9 for further information about derivative instruments.

Note 17. Related Party Transactions

Virginia Power engages in related party transactions primarily with other Dominion subsidiaries (affiliates). Virginia Power’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power is included in Dominion’s consolidated federal income tax return and participates in certain Dominion benefit plans. In Virginia Power’s Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, amounts due to Dominion associated with these benefit plans included in other deferred credits and other liabilities were $163 million and $147 million, respectively, and amounts due from Dominion at March 31, 2014 included in other deferred charges and other assets were $8 million. A discussion of significant related party transactions follows.

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risk associated with purchases of natural gas. As of March 31, 2014 and December 31, 2013, Virginia Power’s derivative assets and liabilities with affiliates were not material.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended March 31,
	2014	2013
(millions)
Commodity purchases from affiliates	$202	$85
Services provided by affiliates(1)	108	96
Services provided to affiliates	5	5

(1)	Amounts are subject to capitalization.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. There were $159 million and $97 million in short-term demand note borrowings from Dominion as of March 31, 2014 and December 31, 2013, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion money pool for its nonregulated subsidiaries as of March 31, 2014 and December 31, 2013. Interest charges related to Virginia Power’s borrowings from Dominion were not material for the three months ended March 31, 2014 and 2013.

Note 18. Employee Benefit Plans

The components of Dominion’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
(millions)
Three Months Ended March 31,
Service cost	$29	$35	$8	$12
Interest cost	72	66	17	19
Expected return on plan assets	(125)	(114)	(28)	(22)
Amortization of prior service cost (credit)	1	1	(7)	(3)
Amortization of net loss	28	46	—	2

Net periodic benefit cost (credit)	$5	$34	$(10)	$8

Employer Contributions

During the three months ended March 31, 2014, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2014.

Note 19. Operating Segments

Dominion and Virginia Power are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion	Virginia Power
DVP	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
Dominion Generation	Regulated electric fleet	X	X
	Merchant electric fleet	X
	Nonregulated retail energy marketing	X
Dominion Energy	Gas transmission and storage(1)	X
	Gas distribution and storage	X
	LNG import and storage	X

(1)	Includes remaining producer services activities.

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

The Corporate and Other Segment of Dominion includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are discontinued or sold. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

In January of 2014, Dominion announced it would exit the electric retail energy marketing business. Dominion completed the sale in March 2014. As a result, the earnings impact from electric retail energy marketing business has been included in the Corporate and Other Segment of Dominion for 2014.

In the second quarter of 2013, Dominion commenced a repositioning of its producer services business, which aggregates natural gas supply, engages in natural gas trading and marketing activities and natural gas supply management and provides price risk management services to Dominion affiliates. The repositioning was completed in the first quarter of 2014 and resulted in the termination of natural gas trading and certain energy marketing activities. As a result, the earnings impact from natural gas trading and certain energy marketing activities has been included in the Corporate and Other Segment of Dominion for 2014.

In the three months ended March 31, 2014, Dominion reported an after-tax net expense of $228 million for specific items in the Corporate and Other segment, with $217 million of these net expenses attributable to its operating segments. In the three months ended March 31, 2013, Dominion reported an after-tax net benefit of $19 million for specific items in the Corporate and Other segment, with $17 million of these net benefits attributable to its operating segments.

The net expense for specific items in 2014 primarily related to the impact of the following items:

•	A $319 million ($193 million after-tax) net loss related to the producer services business discussed above, attributable to Dominion Energy; and

•	A $47 million ($33 million after-tax) net loss related to the electric retail energy marketing business discussed above, including a $147 million ($90 million after-tax) loss from normal operations, partially offset by a $100 million ($57 million after-tax) gain on sale net of a $31 million write-off of goodwill, attributable to Dominion Generation.

The net benefit for specific items in 2013 primarily related to the impact of the following items:

•	A $44 million ($26 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation; and

•	A $1 million net benefit related to Brayton Point and Kincaid, including a $38 million ($23 million after-tax) benefit from the discontinued operations of these merchant power stations partially offset by impairments of $37 million ($22 million after-tax) related to these stations, attributable to Dominion Generation.

The Corporate and Other Segment of Virginia Power primarily includes specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

There were no material net benefit or expense items in the Corporate and Other segment in the three months ended March 31, 2014 or 2013.

The following table presents segment information pertaining to Dominion’s operations:

	DVP(1)	Dominion Generation(1)	Dominion Energy	Corporate and Other	Adjustments/ Eliminations(1)	Consolidated Total
(millions)
Three Months Ended March 31,
2014
Total revenue from external customers	$502	$2,260	$362	$(2)	$508	$3,630
Intersegment revenue	2	24	489	147	(662)	—

Total operating revenue	504	2,284	851	145	(154)	3,630
Net income (loss) attributable to Dominion	131	309	208	(269)	—	379

2013
Total revenue from external customers	$465	$2,130	$611	$47	$270	$3,523
Intersegment revenue	1	41	265	142	(449)	—

Total operating revenue	466	2,171	876	189	(179)	3,523
Loss from discontinued operations	—	—	—	1	—	1
Net income (loss) attributable to Dominion	116	254	179	(54)	—	495

(1)	2013 amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Generation segment.

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31,
2014
Operating revenue	$502	$1,481	$—	$1,983
Net income	134	189	1	324

2013
Operating revenue	$465	$1,316	$—	$1,781
Net income	118	168	1	287

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2014, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2014	2013	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion	$379	$495	$(116)
Diluted EPS	0.65	0.86	(0.21)

Overview

First Quarter 2014 vs. 2013

Net income attributable to Dominion decreased 23% primarily due to the repositioning of its producer services business which was completed in the first quarter of 2014, partially offset by the impact of higher margins from merchant generation operations and more favorable weather on electric utility operations.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	First Quarter
	2014	2013	$ Change
(millions)
Operating revenue	$3,630	$3,523	$107
Electric fuel and other energy-related purchases	1,334	951	383
Purchased electric capacity	88	88	—
Purchased gas	540	467	73

Net revenue	1,668	2,017	(349)

Other operations and maintenance	425	623	(198)
Depreciation, depletion and amortization	308	297	11
Other taxes	167	167	—
Other income	40	87	(47)
Interest and related charges	237	228	9
Income tax expense	186	288	(102)
Loss from discontinued operations	—	1	(1)

An analysis of Dominion’s results of operations follows:

First Quarter 2014 vs. 2013

Net revenue decreased 17%, primarily reflecting:

•	A $322 million decrease primarily related to the repositioning of Dominion’s producer services business, reflecting the termination of natural gas trading and certain energy marketing activities;

•	A $161 million decrease from retail energy marketing operations, primarily due to higher purchased power costs; and

•	A $36 million decrease from regulated natural gas distribution operations, primarily due to a decrease in rider revenue related to low income assistance programs ($52 million), partially offset by an increase in sales to customers due to an increase in heating degree days ($7 million) and an increase in AMR and PIR program revenues ($5 million).

These decreases were partially offset by:

•	A $122 million increase from electric utility operations, primarily reflecting:

•	An increase in sales to retail customers, primarily due to an increase in heating degree days ($63 million);

•	An increase from rate adjustment clauses ($44 million); and

•	An increase in ancillary revenues received from PJM ($21 million); and

•	A $37 million increase from merchant generation operations primarily due to higher realized prices ($93 million), partially offset by lower generation output primarily due to the May 2013 closure of Kewaunee ($56 million).

Other operations and maintenance decreased 32%, primarily reflecting:

•	A gain on the sale of Dominion’s electric retail energy marketing business in March 2014 ($100 million) net of a $31 million write-off of goodwill;

•	A $52 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income;

•	A $47 million decrease related to the May 2013 closure of Kewaunee; and

•	Increased gains due to the sale of assets to Blue Racer ($34 million).

These decreases were partially offset by:

•	A $28 million increase in salaries, wages and benefits; and

•	A $17 million increase in planned outage costs primarily due to an increase in scheduled outage days at certain utility generation facilities.

Other income decreased 54%, primarily due to lower realized gains (net of investment income) on nuclear decommissioning trust funds ($27 million) and a decrease in the equity component of AFUDC ($12 million).

Income tax expense decreased 35%, primarily reflecting lower pre-tax income in 2014.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
First Quarter	2014	2013	$ Change	2014	2013	$ Change
(millions, except EPS)
DVP(1)	$131	$116	$15	$0.22	$0.20	$0.02
Dominion Generation(1)	309	254	55	0.53	0.44	0.09
Dominion Energy	208	179	29	0.36	0.31	0.05

Primary operating segments	648	549	99	1.11	0.95	0.16
Corporate and Other	(269)	(54)	(215)	(0.46)	(0.09)	(0.37)

Consolidated	$379	$495	$(116)	$0.65	$0.86	$(0.21)

(1)	2013 amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Generation segment.

DVP

Presented below are selected operating statistics related to DVP’s operations:

	First Quarter
	2014	2013	% Change
Electricity delivered (million MWh)	22.4	21.1	6%
Degree days (electric distribution service area):
Cooling	—	—	—
Heating	2,294	2,061	11
Average electric distribution customer accounts (thousands)(1)	2,492	2,469	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	First Quarter 2014 vs. 2013 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$13	$0.02
Other	(4)	(0.01)
FERC transmission equity return	2	—
Storm damage and service restoration	5	0.01
Other	(1)	—

Change in net income contribution	$15	$0.02

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	First Quarter
	2014	2013	% Change
Electricity supplied (million MWh):
Utility	22.5	21.1	7%
Merchant(1)	6.4	7.0	(9)
Degree days (electric utility service area):
Cooling	—	—	—
Heating	2,294	2,061	11
Average retail energy marketing customer accounts (thousands)(2)(3)	1,445	2,126	(32)

(1)	Excludes 4.0 million MWh for the three months ended March 31, 2013 related to Kewaunee, Brayton Point, Kincaid and Dominion’s equity method investment in Elwood.
(2)	Period average.
(3)	2014 excludes 511 thousand average retail electric energy marketing customer accounts due to the sale of this business in March 2014.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	First Quarter 2014 vs. 2013 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$51	$0.09
Regulated electric sales:
Weather	26	0.04
Other	(6)	(0.01)
Retail electric energy marketing 2013 earnings(1)	(7)	(0.01)
PJM ancillary services	21	0.03
Outage costs	(11)	(0.02)
Other	(19)	(0.03)

Change in net income contribution	$55	$0.09

(1)	Retail electric energy marketing 2014 results of operations have been reflected in the Corporate and Other segment due to the sale of this business in March 2014.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	First Quarter
	2014	2013	% Change
Gas distribution throughput (bcf):
Sales	17	14	21%
Transportation	128	110	16
Heating degree days (gas distribution service area)	3,513	3,023	16

Average gas distribution customer accounts (thousands)(1):
Sales	246	250	(2)
Transportation	1,062	1,055	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	First Quarter 2014 vs. 2013 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Blue Racer(1)	$22	$0.04
Gas distribution margin:
Weather	4	0.01
Other	7	0.01
Other	(4)	(0.01)

Change in net income contribution	$29	$0.05

(1)	Includes a $21 million increase in gains from the sale of assets.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2014	2013	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(217)	$17	$(234)
Specific items attributable to corporate operations	(11)	2	(13)

Total specific items	(228)	19	(247)
Other corporate operations	(41)	(73)	32

Total net expense	$(269)	$(54)	$(215)
EPS impact	$(0.46)	$(0.09)	$(0.37)

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items.

Other Corporate Operations

First Quarter 2014 vs. 2013

Net expenses decreased primarily reflecting increased investment tax credits in Dominion’s 2014 estimated annual effective rate for income taxes.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2014	2013	$ Change
(millions)
Net income	$324	$287	$37

Overview

First Quarter 2014 vs. 2013

Net income increased by 13% primarily due to the impact of more favorable weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2014	2013	$ Change
(millions)
Operating revenue	$1,983	$1,781	$202
Electric fuel and other energy-related purchases	650	570	80
Purchased electric capacity	88	88	—

Net revenue	1,245	1,123	122

Other operations and maintenance	341	319	22
Depreciation and amortization	218	207	11
Other taxes	73	67	6
Other income	15	25	(10)
Interest and related charges	107	93	14
Income tax expense	197	175	22

An analysis of Virginia Power’s results of operations follows:

First Quarter 2014 vs. 2013

Net revenue increased 11%, primarily reflecting:

•	An increase in sales to retail customers, primarily due to an increase in heating degree days ($63 million);

•	An increase from rate adjustment clauses ($44 million); and

•	An increase in ancillary revenues received from PJM ($21 million).

Other operations and maintenance increased 7%, primarily reflecting:

•	A $21 million increase in salaries, wages and benefits; and

•	A $16 million increase in planned outage costs primarily due to an increase in scheduled outage days at certain utility generation facilities; partially offset by

•	A $10 million decrease in PJM operating reserves and reactive service charges; and

•	A $9 million decrease in storm damage and restoration costs.

Other income decreased 40%, primarily due to a decrease in the equity component of AFUDC.

Interest and related charges increased 15%, primarily due to higher long-term debt interest expense resulting from debt issuances in August 2013 and February 2014.

Income tax expense increased 13%, primarily reflecting higher pre-tax income in 2014.

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	First Quarter
	2014	2013	$ Change
(millions)
DVP	$134	$118	$16
Dominion Generation	189	168	21

Primary operating segments	323	286	37
Corporate and Other	1	1	—

Consolidated	$324	$287	$37

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	First Quarter
	2014	2013	% Change
Electricity delivered (million MWh)	22.4	21.1	6%
Degree days (electric distribution service area):
Cooling	—	—	—
Heating	2,294	2,061	11
Average electric distribution customer accounts (thousands)(1)	2,492	2,469	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

First Quarter 2014 vs. 2013 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$13
Other	(4)
FERC transmission equity return	2
Storm damage and service restoration	5

Change in net income contribution	$16

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	First Quarter
	2014	2013	% Change
Electricity supplied (million MWh):	22.5	21.1	7%
Degree days (electric utility service area):
Cooling	—	—	—
Heating	2,294	2,061	11

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

First Quarter 2014 vs. 2013 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$26
Other	(6)
PJM ancillary services	21
Outage costs	(10)
Other	(10)

Change in net income contribution	$21

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

At March 31, 2014, Dominion had $1.3 billion of unused capacity under its credit facilities, including $694 million of unused capacity under joint credit facilities available to Virginia Power.

The sale of the electric retail energy marketing business and completion of the producer services repositioning in 2014 are not expected to have a material negative impact on Dominion’s liquidity.

A summary of Dominion’s cash flows is presented below:

	2014	2013
(millions)
Cash and cash equivalents at January 1	$316	$248
Cash flows provided by (used in):
Operating activities	753	1,052
Investing activities	(919)	(862)
Financing activities	78	(403)

Net decrease in cash and cash equivalents	(88)	(213)

Cash and cash equivalents at March 31	$228	$35

A summary of Virginia Power’s cash flows is presented below:

	2014	2013
(millions)
Cash and cash equivalents at January 1	$16	$28
Cash flows provided by (used in):
Operating activities	600	707
Investing activities	(776)	(655)
Financing activities	184	(77)

Net increase (decrease) in cash and cash equivalents	8	(25)

Cash and cash equivalents at March 31	$24	$3

Operating Cash Flows

Net cash provided by Dominion’s operating activities decreased by $299 million, primarily due to the repositioning of Dominion’s producer services business, lower deferred fuel cost recoveries in its Virginia jurisdiction and lower margins from nonregulated retail energy marketing operations. The decrease was partially offset by lower net margin collateral requirements and changes in other working capital items.

Net cash provided by Virginia Power’s operating activities decreased by $107 million, primarily due to lower deferred fuel cost recoveries; partially offset by the impact of favorable weather, higher revenue from rate adjustment clauses and net changes in other working capital items.

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

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of March 31, 2014 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$120	$—	$120
Non-investment grade(2)	15	—	15
No external ratings:
Internally rated—investment grade(3)	28	—	28
Internally rated—non-investment grade(4)	79	—	79

Total	$242	$—	$242

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 23% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 8% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 12% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased by $57 million, primarily due to higher capital expenditures partially offset by higher proceeds from sales of assets.

Net cash used in Virginia Power’s investing activities increased by $121 million, primarily due to higher capital expenditures.

Financing Cash Flows and Liquidity

Dominion and Virginia Power rely on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by their operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, the Companies’ ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC and, in the case of Virginia Power, approval by the Virginia Commission.

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

In 2014, net cash provided by Dominion’s financing activities was $78 million as compared to net cash used in financing activities of $403 million in 2013, primarily due to net debt issuances in 2014 as compared to net debt repayments in 2013.

In 2014, net cash provided by Virginia Power’s financing activities was $184 million as compared to net cash used in financing activities of $77 million in 2013, primarily due to higher net debt issuances; partially offset by the redemption of preferred stock in 2014.

See Note 14 to the Consolidated Financial Statements in this report for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2014, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. As of March 31, 2014, there have been no material changes to debt covenants, nor any events of default under the Companies’ debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2014, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Off-Balance Sheet Arrangements

As of March 31, 2014, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2013.

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

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 15 in this report for additional information on various environmental matters.

Water

The CWA is a comprehensive program utilizing a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. Dominion and Virginia Power must comply with applicable aspects of the CWA program at their operating facilities. In July 2004, the EPA published regulations under CWA Section 316(b) that govern existing utilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold. In April 2008, the U.S. Supreme Court granted an industry request to review the question of whether Section 316(b) authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing “adverse environmental impact” at cooling water intake structures. The U.S. Supreme Court ruled in April 2009 that the EPA has the authority to consider costs versus environmental benefits in selecting the best technology available for reducing impacts of cooling water intakes at power stations. It is currently unknown how the EPA will interpret the ruling in its ongoing rulemaking activity addressing cooling water intakes as well as how the states will implement this decision. In April 2011, the EPA published the proposed rule related to Section 316(b) in the Federal Register, and agreed to publish a final rule no later than July 27, 2012. The EPA has delayed the final rule several times and has most recently announced that a final rule will be issued no later than May 16, 2014.

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

The proposed rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Under this proposal, Dominion has 14 facilities that may be subject to these proposed regulations. If finalized as proposed, Dominion anticipates that it will have to install impingement control technologies at many of these stations that have once-through cooling systems. Dominion and Virginia Power cannot estimate the need or potential for entrainment controls under the proposed rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. However, the impacts of this proposed rule may be material to the Companies’ results of operations, financial condition and/or cash flows.

In June 2013, the EPA issued a proposed rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The proposed rule establishes updated standards for wastewater discharges at coal, oil, gas, and nuclear steam generating stations. Affected facilities could be required to convert from wet to dry coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. The EPA is subject to a consent decree requiring that it take final action on the proposed rule by September 30, 2015. Dominion and Virginia Power currently cannot predict the direct or indirect financial impact on operations from these rule revisions, but believes the expenditures to comply with any new requirements could be material.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, and Notes 12 and 15 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 12 in this report for additional information on various regulatory matters.

Cove Point

Dominion is pursuing a liquefaction project at Cove Point, which would enable the facility to liquefy domestically-produced natural gas and export it as LNG. Dominion is party to an agreement with the Sierra Club restricting activities on portions of the Cove Point property. In May 2012, in response to claims by the Sierra Club, Cove Point filed a complaint for declaratory judgment to confirm its right to construct the project. In January 2013, a Maryland circuit court issued declaratory judgment confirming Cove Point’s right to build liquefaction facilities. In February 2013, the Sierra Club filed a notice of appeal with the Maryland Court of Special Appeals. In February 2014, the Maryland Court of Special Appeals affirmed the circuit court’s ruling that Cove Point may locate, construct and operate a liquefaction plant at the Cove Point LNG Facility and export LNG from the Cove Point LNG Facility. In April 2014, the Sierra Club petitioned the Maryland Court of Appeals, Maryland’s highest court, to review the rulings of the circuit court and the Maryland Court of Special Appeals. The Maryland Court of Appeals has the discretion to accept or decline the appeal petition. This case is pending. Dominion believes that the agreement with the Sierra Club permits it to locate, construct and operate a liquefaction plant at the Cove Point LNG facility.

Master Limited Partnership

In March 2014, Dominion formed Dominion Midstream to own, operate and develop natural gas infrastructure assets. Also in March 2014, Dominion Midstream filed a Registration Statement on Form S-1 with the SEC relating to its proposed initial public offering of common units representing limited partner interests. Dominion Midstream’s initial asset is expected to consist of a preferred equity interest in Cove Point, which owns and operates liquefied natural gas import, storage, regasification and transportation assets.

Dominion Gas Holdings

In April 2014, Dominion Gas filed a Registration Statement on Form S-4 with the SEC relating to the exchange offer of its unsecured senior notes issued in a private placement in October 2013 for registered unsecured senior notes with substantially identical terms. Dominion Gas expects to become an SEC registrant in the second quarter of 2014.

Lebanon West II Producer Outlet Project

In the first quarter of 2014, DTI executed a binding precedent agreement for the Lebanon West II Project. The project is expected to cost approximately $112 million and provide 130,000 Dth per day of firm transportation service from Butler County, Pennsylvania to an interconnect with Texas Gas Pipeline in Lebanon, Ohio. In 2014, DTI expects to file an application to request FERC authorization to construct and operate the project facilities, which are expected to be in service in the fourth quarter of 2016.

Electric Transmission Projects

In March 2014, Virginia Power submitted an application to the Virginia Commission for approval of the following facilities: (1) the Remington CT-Warrenton 230 kV double circuit transmission line, (2) the Vint Hill-Wheeler and Wheeler-Loudoun 230 kV transmission lines, (3) the 230 kV Vint Hill Switching Station, and (4) the 230 kV Wheeler Switching Station. The estimated total investment in these projects is approximately $109 million.

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

Commodity Price Risk

To manage commodity price risk, Dominion and Virginia Power primarily hold commodity-based financial derivative instruments held for non-trading purposes associated with purchases and sales of electricity, natural gas and other energy-related products.

The repositioning of Dominion’s producer services business was completed in the first quarter of 2014. This, combined with Dominion’s sale of its electric retail energy marketing business, has reduced Dominion’s commodity price risk exposure.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $170 million and $171 million as of March 31, 2014 and December 31, 2013, respectively.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of March 31, 2014 or December 31, 2013.

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

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2014 or December 31, 2013.

Dominion and Virginia Power may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of March 31, 2014, Dominion and Virginia Power had $2.2 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $37 million and $4 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at March 31, 2014. As of December 31, 2013, Dominion and Virginia Power had $1.1 billion and $600 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $20 million and $13 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at December 31, 2013.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $47 million, $69 million and $163 million for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $18 million, $146 million and $417 million for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $23 million, $18 million and $52 million for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $8 million, $75 million and $193 million for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013, respectively.

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

ITEM 1A. RISK FACTORS

Dominion’s and Virginia Power’s businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/14-1/31/14	6,927	$64.69	—	19,629,059 shares/ $1.18 billion
2/1/14-2/28/14	98,785	67.88	—	19,629,059 shares/ $1.18 billion
3/1/14-3/31/14	—	—	—	19,629,059 shares/ $1.18 billion

Total	105,712	$67.67	—	19,629,059 shares/ $1.18 billion

(1)	In January and February 2014, 6,927 shares and 98,785 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion BOD in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion BOD was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 5. OTHER INFORMATION

In 2002, Virginia Power established and issued its Flex MMP Stock. As discussed in Note 14 to the Consolidated Financial Statements in this report, Virginia Power redeemed all outstanding shares of the Flex MMP Stock. As such, the Articles of Amendment establishing the Flex MMP Stock are now obsolete and are no longer required. Effective April 28, 2014, the Virginia Power BOD approved the removal of the Articles of Amendment to Virginia Power’s Articles of Incorporation that established its Flex MMP Stock.

The text of the foregoing amendment to Virginia Power’s Articles of Incorporation is included in the Amended and Restated Articles of Incorporation which is filed herewith as Exhibit 3.1.b.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on April 28, 2014 (filed herewith).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 3, 2013 (Exhibit 3.1, Form 8-K filed May 3, 2013, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489; Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 15, 2011, File No. 1-8489); Forty-Fifth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.3, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Sixth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.4, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Seventh Supplemental Indenture, dated September 1, 2012 (Exhibit 4.5, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Eighth Supplemental Indenture, dated March 1, 2014 (Exhibit 4.3, Form 8-K, filed March 24, 2014, File No. 1-8489).	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2.a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2.b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 30, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

April 30, 2014	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

April 30, 2014	/s/ Michele L. Cardiff

Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on April 28, 2014 (filed herewith).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 3, 2013 (Exhibit 3.1, Form 8-K filed May 3, 2013, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489; Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 15, 2011, File No. 1-8489); Forty-Fifth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.3, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Sixth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.4, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Seventh Supplemental Indenture, dated September 1, 2012 (Exhibit 4.5, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Eighth Supplemental Indenture, dated March 1, 2014 (Exhibit 4.3, Form 8-K, filed March 24, 2014, File No. 1-8489).	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2.a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2.b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 30, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X