Form 10-Q
period 2014-09-30
DOMINION RESOURCES INC /VA/; Dominion Gas Holdings, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2014-11-03
CIK 715957, 1603291, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Gas Holdings, LLC    Yes  ☐    No  ☒

At September 30, 2014, the latest practicable date for determination, Dominion Resources, Inc. had 583,910,645 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Resources, Inc. holds all of the membership interests of Dominion Gas Holdings, LLC.

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

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2013 Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013

2014 Equity Units	Dominion’s 2014 Series A Equity Units issued in July 2014

AFUDC	Allowance for funds used during construction

Altavista	Altavista power station

AMR	Automated meter reading program deployed by East Ohio

AOCI	Accumulated other comprehensive income (loss)

AROs	Asset retirement obligations

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

ATEX line	Appalachia to Texas Express ethane line

Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc.

BACT	Best available control technology

bcf	Billion cubic feet

Blue Racer	Blue Racer Midstream, LLC, a joint venture with Caiman

BOD	Board of Directors

BP	BP Wind Energy North America Inc.

Brayton Point	Brayton Point power station

BREDL	Blue Ridge Environmental Defense League

Brunswick County	A 1,358 MW combined cycle, natural gas-fired power station under construction in Brunswick County, Virginia

CAA	Clean Air Act

Caiman	Caiman Energy II, LLC

CAIR	Clean Air Interstate Rule

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

CFO	Chief Financial Officer

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Companies	Dominion, Virginia Power and Dominion Gas, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Corporate Unit	A stock purchase contract and 1/20 interest in a RSN issued by Dominion

Cove Point	Dominion Cove Point LNG, LP

CPCN	Certificate of Public Convenience and Necessity

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

D.C.	District of Columbia

DEI	Dominion Energy, Inc.

DOE	Department of Energy

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power and Dominion Gas) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Gas 2013 Senior Notes	The $400 million 2013 Series A 1.05% Senior Notes due 2016, $400 million 2013 Series B 3.55% Senior Notes due 2023 and $400 million 2013 Series C 4.80% Senior Notes due 2043

Dominion Iroquois	Dominion Iroquois, Inc., which holds a 24.72% general partnership interest in Iroquois

Abbreviation or Acronym	Definition

Dominion NGL Pipelines, LLC

The initial owner of the 58-mile G-150 pipeline project, which is designed to transport approximately 27,000 barrels per day of NGLs from Natrium to an interconnect with the ATEX line of Enterprise near Follansbee, West Virginia

DRS	Dominion Resources Services, Inc.

DSM	Demand-side management

Dth	Dekatherm

DTI	Dominion Transmission, Inc.

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

Elwood	Elwood power station

Enterprise	Enterprise Product Partners, L.P.

EPA	Environmental Protection Agency

EPC	Engineering, procurement and construction

EPCRA	Emergency Planning and Community Right-to-Know Act

EPS	Earnings per share

Fairless	Fairless power station

FERC	Federal Energy Regulatory Commission

Fitch	Fitch Ratings Ltd.

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Illinois Gas Contracts	A Dominion Retail natural gas book of business consisting of residential and commercial customers in Illinois

INPO	Institute of Nuclear Power Operations

IRCA	Intercompany revolving credit agreement

Iroquois	Iroquois Gas Transmission System L.P.

ISO	Independent system operator

ISO-NE	ISO New England

June 2009 hybrids	2009 Series A Enhanced Junior Subordinated Notes due 2064, subject to extensions to no later than 2079

Juniper	Juniper Capital L.P.

Kewaunee	Kewaunee nuclear power station

Kincaid	Kincaid power station

LIBOR	London Interbank Offered Rate

Line TPL-2A	An approximately 11-mile, 30-inch gathering pipeline extending from Tuscarawas County, Ohio to Harrison County, Ohio

Line TL-388	A 37-mile, 24-inch gathering pipeline extending from Texas Eastern, LP in Noble County, Ohio to its terminus at Dominion’s Gilmore Station in Tuscarawas County, Ohio

Line TL-404	An approximately 26-mile, 24- and 30- inch gas gathering pipeline that extends from Wetzel County, West Virginia to Monroe County, Ohio

LNG	Liquefied natural gas

Maryland Commission	Public Service Commission of Maryland

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MGD	Million gallons a day

Millstone	Millstone nuclear power station

MISO	Midcontinent Independent Transmission System Operator, Inc.

MLP	Master limited partnership

Moody’s	Moody’s Investors Service

MW	Megawatt

MWh	Megawatt hour

Abbreviation or Acronym	Definition
Natrium	A natural gas and fractionation facility located in Natrium, West Virginia, owned by Blue Racer

NCEMC	North Carolina Electric Membership Corporation

NedPower	A wind-turbine facility joint venture between Dominion and Shell in Grant County, West Virginia

NGLs	Natural gas liquids

North Anna	North Anna nuclear power station

North Carolina Commission	North Carolina Utilities Commission

Northern System	Collection of approximately 131 miles of various diameter natural gas pipelines in Ohio

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

NYSE	New York Stock Exchange

October 2014 hybrids	2014 Series A Enhanced Junior Subordinated Notes due 2054

ODEC	Old Dominion Electric Cooperative

Ohio Commission	Public Utilities Commission of Ohio

Order 1000	Order issued by FERC adopting new requirements for electric transmission planning, cost allocation and development

PIPP	Percentage of Income Payment Plan program deployed by East Ohio

PIR	Pipeline Infrastructure Replacement program deployed by East Ohio

PJM	PJM Interconnection, L.L.C.

ppb	Parts-per-billion

PSD	Prevention of Significant Deterioration

RCC	Replacement Capital Covenant, associated with Dominion’s June 2009 hybrids

Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities

Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases

ROE	Return on equity

RSN	Remarketable subordinated note

RTO	Regional transmission organization

SEC	Securities and Exchange Commission

Shell	Shell WindEnergy, Inc.

SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.

U.S.	United States of America

UAO	Unilateral Administrative Order

UEX Rider	Uncollectible Expense Rider deployed by East Ohio

VDEQ	Virginia Department of Environmental Quality

VEBA	Voluntary Employees’ Beneficiary Association

VIE	Variable interest entity

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions, except per share amounts)
Operating Revenue	$3,050	$3,432	$9,493	$9,935

Operating Expenses
Electric fuel and other energy-related purchases	743	1,107	2,710	2,933
Purchased electric capacity	86	91	261	267
Purchased gas	209	232	1,073	996
Other operations and maintenance	614	525	1,972	1,876
Depreciation, depletion and amortization	354	309	970	909
Other taxes	123	134	424	442

Total operating expenses	2,129	2,398	7,410	7,423

Income from operations	921	1,034	2,083	2,512

Other income	69	86	166	222
Interest and related charges	231	217	695	648

Income from continuing operations including noncontrolling interests before income tax expense	759	903	1,554	2,086
Income tax expense	228	305	477	709

Income from continuing operations including noncontrolling interests	531	598	1,077	1,377
Loss from discontinued operations(1)	—	(23)	—	(92)

Net Income Including Noncontrolling Interests	531	575	1,077	1,285
Noncontrolling Interests	2	6	10	19

Net Income Attributable to Dominion	$529	$569	$1,067	$1,266

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$529	$592	$1,067	$1,358
Loss from discontinued operations, net of tax	—	(23)	—	(92)

Net income attributable to Dominion	$529	$569	$1,067	$1,266

Earnings Per Common Share-Basic
Income from continuing operations	$0.91	$1.02	$1.83	$2.35
Loss from discontinued operations	—	(0.04)	—	(0.16)

Net income attributable to Dominion	$0.91	$0.98	$1.83	$2.19

Earnings Per Common Share-Diluted
Income from continuing operations	$0.90	$1.02	$1.83	$2.35
Loss from discontinued operations	—	(0.04)	—	(0.16)

Net income attributable to Dominion	$0.90	$0.98	$1.83	$2.19

Dividends declared per common share	$0.6000	$0.5625	$1.8000	$1.6875

(1)	Includes income tax expense of $6 million for the three months ended September 30, 2013 and income tax benefit of $43 million for the nine months ended September 30, 2013.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Net income including noncontrolling interests	$531	$575	$1,077	$1,285
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(58)	(77)	(267)	(45)
Changes in unrealized net gains on investment securities(2)	2	38	80	119
Changes in unrecognized pension and other postretirement benefit costs(3)	—	(12)	—	216
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(4)	(31)	(6)	113	53
Net realized gains on investment securities(5)	(21)	(10)	(39)	(46)
Net pension and other postretirement benefit costs(6)	8	14	25	44
Changes in other comprehensive loss from equity method investees(7)	—	—	(5)	—

Total other comprehensive income (loss)	(100)	(53)	(93)	341

Comprehensive income including noncontrolling interests	431	522	984	1,626
Comprehensive income attributable to noncontrolling interests	2	6	10	19

Comprehensive income attributable to Dominion	$429	$516	$974	$1,607

(1)	Net of $36 million and $43 million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $163 million and $21 million for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Net of $(2) million and $(29) million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $(30) million and $(80) million for the nine months ended September 30, 2014 and 2013, respectively.
(3)	Net of $— million and $(12) million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $— million and $(160) million for the nine months ended September 30, 2014 and 2013, respectively.
(4)	Net of $22 million and $4 million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $(72) million and $(35) million for the nine months ended September 30, 2014 and 2013, respectively.
(5)	Net of $13 million and $5 million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $24 million and $28 million for the nine months ended September 30, 2014 and 2013, respectively.
(6)	Net of $(6) million and $(9) million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $(18) million and $(29) million for the nine months ended September 30, 2014 and 2013, respectively.
(7)	Net of $— million and $— million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $3 million and $— million for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$218	$316
Customer receivables (less allowance for doubtful accounts of $35 and $25)	1,339	1,695
Other receivables (less allowance for doubtful accounts of $3 and $4)	125	141
Inventories	1,385	1,176
Prepayments	176	192
Other	2,203	2,420

Total current assets	5,446	5,940

Investments
Nuclear decommissioning trust funds	4,125	3,903
Investment in equity method affiliates	1,075	916
Other	277	283

Total investments	5,477	5,102

Property, Plant and Equipment
Property, plant and equipment	49,932	46,969
Accumulated depreciation, depletion and amortization	(15,048)	(14,341)

Total property, plant and equipment, net	34,884	32,628

Deferred Charges and Other Assets
Goodwill	3,044	3,086
Regulatory assets	1,237	1,228
Other	2,191	2,112

Total deferred charges and other assets	6,472	6,426

Total assets	$52,279	$50,096

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2014	December 31, 2013(1)
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$1,591	$1,519
Short-term debt	2,629	1,927
Accounts payable	848	1,168
Derivative liabilities	996	828
Other	1,515	1,552

Total current liabilities	7,579	6,994

Long-Term Debt
Long-term debt	17,210	16,877
Junior subordinated notes	1,373	1,373
Remarketable subordinated notes	2,083	1,080

Total long-term debt	20,666	19,330

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,226	7,114
Asset retirement obligations	1,535	1,484
Regulatory liabilities	2,036	2,001
Other	1,530	1,274

Total deferred credits and other liabilities	12,327	11,873

Total liabilities	40,572	38,197

Commitments and Contingencies (see Note 15)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	134	257

Common Shareholders’ Equity
Common stock – no par(2)	5,788	5,783
Retained earnings	6,202	6,183
Accumulated other comprehensive loss	(417)	(324)

Total common shareholders’ equity	11,573	11,642

Total liabilities and shareholders’ equity	$52,279	$50,096

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 584 million shares and 581 million shares outstanding at September 30, 2014 and December 31, 2013, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2014	2013
(millions)
Operating Activities

Net income including noncontrolling interests	$1,077	$1,285
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,171	1,104
Deferred income taxes and investment tax credits	444	601
Impairment of merchant generation assets	—	48
Gains on the sale of assets and businesses	(160)	(118)
Charge associated with North Anna and offshore wind legislation	330	—
Other adjustments	(104)	(84)
Changes in:
Accounts receivable	300	98
Inventories	(39)	(63)
Deferred fuel and purchased gas costs, net	(252)	85
Prepayments	14	46
Accounts payable	(291)	(144)
Accrued interest, payroll and taxes	(9)	(38)
Other operating assets and liabilities	(71)	130

Net cash provided by operating activities	2,410	2,950

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(3,742)	(2,955)
Acquisition of solar development projects	(66)	(23)
Proceeds from sales of securities	1,524	1,260
Purchases of securities	(1,562)	(1,278)
Proceeds from the sale of Brayton Point, Kincaid and equity method investment in Elwood	—	465
Proceeds from the sale of assets to Blue Racer	86	130
Proceeds from the sale of electric retail energy marketing business	187	—
Restricted cash equivalents	8	23
Other	32	30

Net cash used in investing activities	(3,533)	(2,348)

Financing Activities
Issuance (repayment) of short-term debt, net	702	(267)
Issuance of long-term debt	2,150	2,935
Repayment of long-term debt, including redemption premiums	(725)	(1,214)
Repayment of junior subordinated notes	—	(258)
Acquisition of Juniper noncontrolling interest in Fairless	—	(923)
Subsidiary preferred stock redemption	(125)	—
Issuance of common stock	138	206
Common dividend payments	(1,048)	(976)
Subsidiary preferred dividend payments	(9)	(12)
Other	(58)	(54)

Net cash provided by (used in) financing activities	1,025	(563)

Increase (decrease) in cash and cash equivalents	(98)	39
Cash and cash equivalents at beginning of period	316	248

Cash and cash equivalents at end of period	$218	$287

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$309	$271

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Operating Revenue(1)	$2,053	$2,059	$5,765	$5,550

Operating Expenses
Electric fuel and other energy-related purchases(1)	649	651	1,817	1,749
Purchased electric capacity	86	91	261	267
Other operations and maintenance:
Affiliated suppliers	70	83	211	238
Other	331	273	1,164	792
Depreciation and amortization	260	218	695	636
Other taxes	63	64	205	196

Total operating expenses	1,459	1,380	4,353	3,878

Income from operations	594	679	1,412	1,672

Other income	24	19	60	71
Interest and related charges	101	93	311	270

Income before income tax expense	517	605	1,161	1,473
Income tax expense	203	218	454	534

Net Income	314	387	707	939
Preferred dividends	2	4	10	12

Balance available for common stock	$312	$383	$697	$927

(1)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Net income	$314	$387	$707	$939
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(1)	1	—	4
Changes in unrealized net gains on nuclear decommissioning trust funds(2)	2	4	10	12
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	1	1	(3)	—
Net realized gains on nuclear decommissioning trust funds(4)	(3)	(2)	(5)	(2)

Other comprehensive income (loss)	(1)	4	2	14

Comprehensive income	$313	$391	$709	$953

(1)	Net of $— million and $(1) million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $— million and $(3) million for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Net of $(1) million and $(2) million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $(6) million and $(7) million for the nine months ended September 30, 2014 and 2013, respectively.
(3)	Net of $— million tax for both the three months ended September 30, 2014 and 2013, and net of $2 million and $— million for the nine months ended September 30, 2014 and 2013, respectively.
(4)	Net of $2 million and $— million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $3 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$21	$16
Customer receivables (less allowance for doubtful accounts of $25 and $11)	928	946
Other receivables (less allowance for doubtful accounts of $2 at both dates)	77	78
Inventories (average cost method)	841	808
Prepayments	21	32
Regulatory assets	373	128
Other(2)	77	155

Total current assets	2,338	2,163

Investments
Nuclear decommissioning trust funds	1,872	1,765
Other	3	12

Total investments	1,875	1,777

Property, Plant and Equipment
Property, plant and equipment	34,478	32,848
Accumulated depreciation and amortization	(11,050)	(10,580)

Total property, plant and equipment, net	23,428	22,268

Deferred Charges and Other Assets
Intangible assets, net	203	193
Regulatory assets	422	417
Other(2)	217	143

Total deferred charges and other assets	842	753

Total assets	$28,483	$26,961

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2014	December 31, 2013(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$14	$58
Short-term debt	1,403	842
Accounts payable	436	479
Payables to affiliates	70	69
Affiliated current borrowings	17	97
Accrued interest, payroll and taxes	278	218
Other(2)	463	454

Total current liabilities	2,681	2,217

Long-Term Debt	8,714	7,974

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,199	4,137
Asset retirement obligations	727	689
Regulatory liabilities	1,646	1,597
Other(2)	351	292

Total deferred credits and other liabilities	6,923	6,715

Total liabilities	18,318	16,906

Commitments and Contingencies (see Note 15)

Preferred Stock Not Subject to Mandatory Redemption	134	257

Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	3,130	2,899
Accumulated other comprehensive income(2)	50	48

Total common shareholder’s equity	10,031	9,798

Total liabilities and shareholder’s equity	$28,483	$26,961

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at September 30, 2014 and December 31, 2013.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2014	2013
(millions)
Operating Activities
Net income	$707	$939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	824	758
Deferred income taxes and investment tax credits	235	243
Charge associated with North Anna and offshore wind legislation	330	—
Other adjustments	(28)	(54)
Changes in:
Accounts receivable	20	(65)
Inventories	(33)	(15)
Deferred fuel expenses	(284)	47
Prepayments	11	(4)
Accounts payable	(24)	(10)
Affiliated accounts payable	1	20
Accrued interest, payroll and taxes	60	150
Other operating assets and liabilities	(99)	27

Net cash provided by operating activities	1,720	2,036

Investing Activities
Plant construction and other property additions	(2,120)	(1,794)
Purchases of nuclear fuel	(140)	(108)
Proceeds from sales of securities	415	464
Purchases of securities	(421)	(501)
Other	(18)	(9)

Net cash used in investing activities	(2,284)	(1,948)

Financing Activities
Issuance (repayment) of short-term debt, net	562	(507)
Repayment of affiliated current borrowings, net	(80)	(435)
Issuance of long-term debt	750	1,835
Repayment of long-term debt	(52)	(462)
Preferred stock redemption	(125)	—
Common dividend payments	(466)	(463)
Preferred dividend payments	(9)	(12)
Other	(11)	(21)

Net cash provided by (used in) financing activities	569	(65)

Increase in cash and cash equivalents	5	23
Cash and cash equivalents at beginning of period	16	28

Cash and cash equivalents at end of period	$21	$51

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$176	$137

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Operating Revenue(1)	$391	$388	$1,388	$1,404

Operating Expenses
Purchased gas(1)	34	46	247	223
Other energy-related purchases	8	19	29	59
Other operations and maintenance:
Affiliated suppliers	12	17	49	56
Other(2)	79	12	204	281
Depreciation and amortization	50	49	146	148
Other taxes	31	28	117	108

Total operating expenses	214	171	792	875

Income from operations	177	217	596	529

Other income	5	5	18	19
Interest and related charges(1)	7	7	19	20

Income from operations before income taxes	175	215	595	528
Income tax expense	68	85	231	207

Net Income	$107	$130	$364	$321

(1)	See Note 17 for amounts attributable to related parties.
(2)	Includes gains on the sales of assets to related parties. See Note 10 for more information.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Net income	$107	$130	$364	$321
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(7)	(21)	(33)	45
Changes in net unrecognized pension and other postretirement benefit costs(2)	—	—	—	13
Amounts reclassified to net income:
Net derivative losses-hedging activities(3)	4	3	11	6
Net pension and other postretirement benefit costs(4)	1	1	3	4

Other comprehensive income (loss)	(2)	(17)	(19)	68

Comprehensive income	$105	$113	$345	$389

(1)	Net of $4 million and $13 million tax for the three months ended September 30, 2014 and 2013, respectively, and net of $22 million and $(30) million for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Net of $— million tax for both the three months ended September 30, 2014 and 2013, and net of $— million and $(9) million for the nine months ended September 30, 2014 and 2013, respectively.
(3)	Net of $(2) million tax for both the three months ended September 30, 2014 and 2013, and net of $(7) million and $(3) million for the nine months ended September 30, 2014 and 2013, respectively.
(4)	Net of $(1) million for both the three months ended September 30, 2014 and 2013, and net of $(2) million and $(3) million for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$16	$8
Customer receivables (less allowance for doubtful accounts of $5 at both dates)(2)	241	311
Affiliated receivables	6	41
Inventories	91	63
Prepayments	38	67
Other(2)	191	311

Total current assets	583	801

Investments	113	106

Property, Plant and Equipment
Property, plant and equipment	8,700	8,240
Accumulated depreciation and amortization	(2,501)	(2,421)

Total property, plant and equipment, net	6,199	5,819

Deferred Charges and Other Assets
Goodwill	542	545
Intangible assets, net	79	82
Regulatory assets	313	285
Pension and other postretirement benefit assets(2)	1,503	1,436
Other(2)	66	68

Total deferred charges and other assets	2,503	2,416

Total assets	$9,398	$9,142

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2014	December 31, 2013(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$170	$277
Payables to affiliates	37	45
Affiliated current borrowings	1,563	1,342
Accrued interest, payroll and taxes	153	209
Other(2)	200	197

Total current liabilities	2,123	2,070

Long-Term Debt	1,199	1,198

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,036	1,977
Other(2)	469	470

Total deferred credits and other liabilities	2,505	2,447

Total liabilities	5,827	5,715

Commitments and Contingencies (see Note 15)

Equity
Membership interests	3,648	3,485
Accumulated other comprehensive loss(2)	(77)	(58)

Total equity	3,571	3,427

Total liabilities and equity	$9,398	$9,142

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2014	2013
(millions)
Operating Activities
Net income	$364	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(64)	(100)
Depreciation and amortization	146	148
Deferred income taxes and investment tax credits	80	70
Other adjustments	(12)	(4)
Changes in:
Accounts receivable	60	65
Affiliated receivable	6	8
Deferred purchased gas costs, net	33	40
Prepayments	29	43
Inventories	(28)	(25)
Accounts payable	(113)	(61)
Payables to affiliates	(8)	(5)
Accrued interest, payroll and taxes	(56)	(3)
Other operating assets and liabilities	(89)	(6)

Net cash provided by operating activities	348	491

Investing Activities
Plant construction and other property additions	(467)	(457)
Proceeds from sale of assets to an affiliate	47	113
Proceeds from sale of assets	5	78
Advances to affiliate, net	—	(5)
Other	(6)	(6)

Net cash used in investing activities	(421)	(277)

Financing Activities
Issuance (repayment) of affiliated current borrowings, net	288	(208)
Distribution payments	(206)	—
Other	(1)	(1)

Net cash provided by (used in) financing activities	81	(209)

Increase in cash and cash equivalents	8	5
Cash and cash equivalents at beginning of period	8	12

Cash and cash equivalents at end of period	$16	$17

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$63	$47
Extinguishment of affiliated current borrowings in exchange for assets sold to affiliate	67	—

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Gas. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Dominion Gas is a holding company that conducts business activities through a regulated interstate natural gas transmission pipeline and underground storage system in the Northeast, mid-Atlantic and Midwest states, regulated gas transportation and distribution operations in Ohio, and gas gathering and processing activities primarily in West Virginia, Ohio and Pennsylvania. Dominion Gas’ wholly-owned subsidiaries are DTI, East Ohio and Dominion Iroquois.

In October 2014, Dominion Midstream Partners, LP launched its initial public offering of 17,500,000 common units representing limited partner interests at a price of $21 per unit. In addition, the underwriters exercised their option to purchase an additional 2,625,000 common units at the initial offering price. Dominion received an estimated $392 million in net proceeds from the sale of the units, after deducting underwriting discounts, structuring fees and estimated offering expenses. Dominion owns the general partner and 68.5% of the limited partner interests in Dominion Midstream Partners, LP, which owns a $50 million preferred equity interest and the general partner interest in Cove Point.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, Exhibits 99.11(b) and 99.11(c) to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014, and the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of September 30, 2014, their results of operations for the three and nine months ended September 30, 2014 and 2013, and their cash flows for the nine months ended September 30, 2014 and 2013. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in the Companies’ 2013 Consolidated Financial Statements and Notes have been reclassified to conform to the 2014 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

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

In May 2014, Dominion entered into an agreement to acquire 100% of the equity interests of a solar project in California from EDF Renewable Development, Inc. for approximately $70 million. The acquisition is expected to close later this year prior to the project commencing operations. The project is expected to cost approximately $75 million once constructed, including the initial acquisition cost. Upon completion, the facility is expected to generate approximately 20 MW.

Long-term power purchase, interconnection, EPC and operation and maintenance agreements have been executed for each of the acquired projects. Construction of the projects has commenced and all of the solar facilities are expected to enter commercial operations in 2014. Dominion expects to claim federal investment tax credits on the projects.

In September 2014, Dominion entered into agreements to acquire 100% of the equity interests in two additional solar projects in California from EDF Renewable Development, Inc. for approximately $175 million. The acquisitions are expected to close in the first half of 2015 prior to the projects commencing operations. The projects are expected to cost approximately $185 million once constructed, including the initial acquisition cost. Upon completion, the facilities are expected to generate approximately 42 MW.

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

In the first and second quarters of 2013, Brayton Point’s and Kincaid’s assets and liabilities to be disposed of were classified as held for sale and adjusted to their estimated fair value less cost to sell, resulting in impairment charges totaling $48 million ($28 million after-tax) for the six month period ended June 30, 2013, which are included in discontinued operations in Dominion’s Consolidated Statements of Income. Dominion used the market approach to estimate the fair value of Brayton Point’s and Kincaid’s long-lived assets. These were considered Level 2 fair value measurements given that they were based on the agreed-upon sales price.

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

The following table presents selected information regarding the results of operations of Brayton Point and Kincaid, which are reported as discontinued operations in Dominion’s Consolidated Statements of Income:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
(millions)
Operating revenue	$87	$304
Income before income taxes	(17)	(135	)(1)

(1)	Includes $64 million of charges related to the defeasance of Brayton Point debt and the early redemption of Kincaid debt. See Note 17 in Dominion’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

Dominion Gas

Assignments of Marcellus Acreage

In December 2013, DTI closed on agreements with two natural gas producers to convey approximately 100,000 acres of Marcellus Shale development rights underneath several of its natural gas storage fields. The agreements provide for payments to DTI, subject to customary adjustments, of approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. During the nine months ended September 30, 2014, DTI received $16 million in additional cash proceeds resulting from post-closing adjustments. At September 30, 2014, deferred revenue totaled approximately $88 million, which is expected to be recognized over a period of approximately nine years.

In September 2014, DTI signed an agreement with a natural gas producer to convey approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provides for payments to DTI, subject to customary adjustments, of approximately $120 million over a period of four years, and an overriding royalty interest in gas produced from the acreage. DTI expects to close on the agreement in November 2014 and receive proceeds of approximately $60 million associated with an initial conveyance of approximately 12,000 acres.

Dominion and Dominion Gas

Blue Racer

See Note 10 for a discussion of transactions related to Blue Racer.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Dominion
Electric sales:
Regulated	$2,026	$2,023	$5,674	$5,471
Nonregulated	353	704	1,527	1,907
Gas sales:
Regulated	25	32	242	213
Nonregulated	187	159	532	712
Gas transportation and storage	343	329	1,138	1,156
Other	116	185	380	476

Total operating revenue	$3,050	$3,432	$9,493	$9,935

Virginia Power
Regulated electric sales	$2,026	$2,023	$5,674	$5,471
Other	27	36	91	79

Total operating revenue	$2,053	$2,059	$5,765	$5,550

Dominion Gas
Gas sales:
Regulated	$15	$22	$152	$130
Nonregulated	3	3	16	10
Gas transportation and storage	296	280	996	1,011
NGL revenue	54	66	155	204
Other	23	17	69	49

Total operating revenue	$391	$388	$1,388	$1,404

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion		Virginia Power		Dominion Gas
Nine Months Ended September 30,	2014	2013	2014	2013	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.7	2.4	3.9	2.8	3.7	4.1
Investment tax credits	(6.0)	(1.3)	—	—	—	—
Production tax credits	(1.1)	(0.5)	(0.6)	(0.2)	—	—
Valuation allowances	0.6	—	—	—	—	—
AFUDC – equity	0.1	(0.7)	0.1	(1.1)	—	(0.1)
Other, net	(0.6)	(0.9)	0.7	(0.3)	0.1	0.2

Effective tax rate	30.7%	34.0%	39.1%	36.2%	38.8%	39.2%

As of September 30, 2014, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 5 in Exhibit 99.11(b) to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014 for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions, except EPS)
Net income attributable to Dominion	$529	$569	$1,067	$1,266

Average shares of common stock outstanding – Basic	583.1	579.4	582.2	578.1
Net effect of dilutive securities(1)	1.5	0.7	1.6	0.7

Average shares of common stock outstanding – Diluted	584.6	580.1	583.8	578.8

Earnings Per Common Share – Basic	$0.91	$0.98	$1.83	$2.19
Earnings Per Common Share – Diluted	$0.90	$0.98	$1.83	$2.19

(1)	Dilutive securities consist primarily of contingently convertible senior notes and the 2013 Equity Units for 2014 and contingently convertible senior notes for 2013. See Note 14 in this report and Note 17 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

The 2014 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2014, as the dilutive stock price threshold was not met. The 2013 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2013. See Note 17 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

Note 7. Accumulated Other Comprehensive Income

Dominion

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive income (loss) from equity method investee	Total
(millions)
Three Months Ended September 30, 2014
Beginning balance	$(353)	$534	$(493)	$(5)	$(317)
Other comprehensive income before reclassifications: gains (losses)	(58)	2	—	—	(56)
Amounts reclassified from AOCI(1): (gains) losses	(31)	(21)	8	—	(44)

Net current-period other comprehensive income (loss)	(89)	(19)	8	—	(100)

Ending balance	$(442)	$515	$(485)	$(5)	$(417)

Three Months Ended September 30, 2013
Beginning balance	$(31)	$371	$(823)	$—	$(483)
Other comprehensive income before reclassifications: gains (losses)	(77)	38	(12)	—	(51)
Amounts reclassified from AOCI(1): (gains) losses	(6)	(10)	14	—	(2)

Net current-period other comprehensive income (loss)	(83)	28	2	—	(53)

Ending balance	$(114)	$399	$(821)	$—	$(536)

Nine Months Ended September 30, 2014
Beginning balance	$(288)	$474	$(510)	$—	$(324)
Other comprehensive income before reclassifications: gains (losses)	(267)	80	—	(5)	(192)
Amounts reclassified from AOCI(1): (gains) losses	113	(39)	25	—	99

Net current-period other comprehensive income (loss)	(154)	41	25	(5)	(93)

Ending balance	$(442)	$515	$(485)	$(5)	$(417)

Nine Months Ended September 30, 2013
Beginning balance	$(122)	$326	$(1,081)	$—	$(877)
Other comprehensive income before reclassifications: gains (losses)	(45)	119	216	—	290
Amounts reclassified from AOCI(1): (gains) losses	53	(46)	44	—	51

Net current-period other comprehensive income (loss)	8	73	260	—	341

Ending balance	$(114)	$399	$(821)	$—	$(536)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(66)	Operating revenue
	3	Purchased gas
	5	Electric fuel and other energy-related purchases
Interest rate contracts	5	Interest and related charges

	(53)
Tax	22	Income tax expense

	$(31)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(38)	Other income
Impairment	4	Other income

	(34)
Tax	13	Income tax expense

	$(21)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(4)	Other operations and maintenance
Actuarial (gains) losses	18	Other operations and maintenance

	14
Tax	(6)	Income tax expense

	$8

Three Months Ended September 30, 2013
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(24)	Operating revenue
	5	Purchased gas
	3	Electric fuel and other energy-related purchases
Interest rate contracts	6	Interest and related charges

	(10)
Tax	4	Income tax expense

	$(6)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(16)	Other income
Impairment	1	Other income

	(15)
Tax	5	Income tax expense

	$(10)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$23	Other operations and maintenance

	23
Tax	(9)	Income tax expense

	$14

Nine Months Ended September 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$175	Operating revenue
	7	Purchased gas
	(8)	Electric fuel and other energy-related purchases
Interest rate contracts	11	Interest and related charges

	185
Tax	(72)	Income tax expense

	$113

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(71)	Other income
Impairment	8	Other income

	(63)
Tax	24	Income tax expense

	$(39)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(9)	Other operations and maintenance
Actuarial (gains) losses	52	Other operations and maintenance

	43
Tax	(18)	Income tax expense

	$25

Nine Months Ended September 30, 2013
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$31	Operating revenue
	39	Purchased gas
	6	Electric fuel and other energy-related purchases
Interest rate contracts	12	Interest and related charges

	88
Tax	(35)	Income tax expense

	$53

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(80)	Other income
Impairment	6	Other income

	(74)
Tax	28	Income tax expense

	$(46)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(6)	Other operations and maintenance
Actuarial (gains) losses	79	Other operations and maintenance

	73
Tax	(29)	Income tax expense

	$44

Dominion Gas

The following table presents Dominion Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension and other postretirement benefit costs	Total
(millions)
Three Months Ended September 30, 2014
Beginning balance	$(16)	$(59)	$(75)
Other comprehensive income before reclassifications: gains (losses)	(7)	—	(7)
Amounts reclassified from AOCI(1): (gains) losses	4	1	5

Net current-period other comprehensive income (loss)	(3)	1	(2)

Ending balance	$(19)	$(58)	$(77)

Three Months Ended September 30, 2013
Beginning balance	$22	$(77)	$(55)
Other comprehensive income before reclassifications: gains (losses)	(21)	—	(21)
Amounts reclassified from AOCI(1): (gains) losses	3	1	4

Net current-period other comprehensive income (loss)	(18)	1	(17)

Ending balance	$4	$(76)	$(72)

Nine Months Ended September 30, 2014
Beginning balance	$3	$(61)	$(58)
Other comprehensive income before reclassifications: gains (losses)	(33)	—	(33)
Amounts reclassified from AOCI(1): (gains) losses	11	3	14

Net current-period other comprehensive income (loss)	(22)	3	(19)

Ending balance	$(19)	$(58)	$(77)

Nine Months Ended September 30, 2013
Beginning balance	$(47)	$(93)	$(140)
Other comprehensive income before reclassifications: gains (losses)	45	13	58
Amounts reclassified from AOCI(1): (gains) losses	6	4	10

Net current-period other comprehensive income	51	17	68

Ending balance	$4	$(76)	$(72)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$1	Operating revenue
	5	Purchased gas

	6
Tax	(2)	Income tax expense

	$4

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Three Months Ended September 30, 2013
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$1	Operating revenue
	4	Purchased gas

	5
Tax	(2)	Income tax expense

	$3

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Nine Months Ended September 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$8	Operating revenue
	10	Purchased gas

	18
Tax	(7)	Income tax expense

	$11

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$5	Other operations and maintenance

	5
Tax	(2)	Income tax expense

	$3

Nine Months Ended September 30, 2013
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(1)	Operating revenue
	10	Purchased gas

	9
Tax	(3)	Income tax expense

	$6

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$7	Other operations and maintenance

	7
Tax	(3)	Income tax expense

	$4

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 6 in Exhibit 99.11(b) to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014. See Note 9 in this report for further information about their derivatives and hedge accounting activities.

The Companies enter into certain physical and financial forwards, futures, options and swaps, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards and futures contracts. An option model is used to value Level 3 physical and financial options. The discounted cash flow model for forwards and futures calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices, and volumes. For Level 3 fair value measurements, forward market prices, credit spreads and implied price volatilities are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at September 30, 2014. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads and price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)

Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$27	Discounted Cash Flow	Market Price (per Dth)(4)		(2) - 5	(1)
			Credit spread(6)		1% - 3%	2%
FTRs	37	Discounted Cash Flow	Market Price (per MWh)(4)		(1) - 16	2
NGLs(3)	3	Discounted Cash Flow	Market Price (per Gal)(4)		1 - 2	1
Physical and Financial Options:
Natural Gas	3	Option Model	Market Price (per Dth)(4)		3 - 5	4
			Price Volatility	(5)	17% - 51%	33%

Total assets	$70

Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$15	Discounted Cash Flow	Market Price (per Dth)(4)		(2) - 5	2
FTRs	4	Discounted Cash Flow	Market Price (per MWh)(4)		(16) - 16	(1)
NGLs(3)	1	Discounted Cash Flow	Market Price (per Gal)(4)		1 - 2	2
Physical and Financial Options:
Natural Gas	3	Option Model	Market Price (per Dth)(4)		2 - 5	4
			Price Volatility(5)		17% - 51%	37%

Total liabilities	$23

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Information represents Dominion Gas’ quantitative information about Level 3 fair value measurements.
(4)	Represents market prices beyond defined terms for Levels 1 and 2.
(5)	Represents volatilities unrepresented in published markets.
(6)	Represents credit spreads unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)
Credit spread	Liability	Increase (decrease)	Gain (loss)

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
(millions)
At September 30, 2014
Assets:
Derivatives:
Commodity	$—	$612	$70	$682
Interest rate	—	50	—	50
Investments(1):
Equity securities:
U.S.:
Large cap	2,570	—	—	2,570
Other	6	—	—	6
Non-U.S.:
Large cap	12	—	—	12
Fixed income:
Corporate debt instruments	—	419	—	419
U.S. Treasury securities and agency debentures	444	181	—	625
State and municipal	—	366	—	366
Other	—	6	—	6
Cash equivalents and other	1	135	—	136

Total assets	$3,033	$1,769	$70	$4,872

Liabilities:
Derivatives:
Commodity	$1	$1,200	$23	$1,224
Interest rate	—	100	—	100

Total liabilities	$1	$1,300	$23	$1,324

At December 31, 2013
Assets:
Derivatives:
Commodity	$3	$718	$32	$753
Interest rate	—	137	—	137
Investments(1):
Equity securities:
U.S.:
Large cap	2,417	—	—	2,417
Other	79	—	—	79
Non-U.S.:
Large cap	13	—	—	13
Fixed income:
Corporate debt instruments	—	345	—	345
U.S. Treasury securities and agency debentures	415	175	—	590
State and municipal	—	343	—	343
Other	—	3	—	3
Cash equivalents and other	—	103	—	103
Restricted cash equivalents	—	8	—	8

Total assets	$2,927	$1,832	$32	$4,791

Liabilities:
Derivatives:
Commodity	$3	$1,051	$48	$1,102

Total liabilities	$3	$1,051	$48	$1,102

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Beginning balance	$3	$2	$(16)	$25
Total realized and unrealized gains (losses):
Included in earnings	(2)	(1)	98	1
Included in other comprehensive income (loss)	4	(25)	7	11
Included in regulatory assets/liabilities	39	10	53	(17)
Settlements	5	3	(94)	(23)
Transfers out of Level 3	(2)	7	(1)	(1)

Ending balance	$47	$(4)	$47	$(4)

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$1	$2	$2	$—

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Purchased Gas	Electric fuel and other energy- related purchases	Total
(millions)
Three Months Ended September 30, 2014
Total gains (losses) included in earnings	$3	$(3)	$(2)	$(2)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	3	(2)	—	1

Three Months Ended September 30, 2013
Total gains (losses) included in earnings	$5	$—	$(6)	$(1)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	2	—	—	2

Nine Months Ended September 30, 2014
Total gains (losses) included in earnings	$(7)	$(4)	$109	$98

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	4	(2)	—	2

Nine Months Ended September 30, 2013
Total gains (losses) included in earnings	$12	$—	$(11)	$1

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	—	—	—	—

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at September 30, 2014. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)

Assets:
Physical and Financial Forwards and Futures:
FTRs	$37	Discounted Cash Flow	Market Price (per MWh)(3)	(1) - 16	2
Natural Gas(2)	13	Discounted Cash Flow	Market Price (per Dth)(3)	(2) - 5	(1)
			Credit spread(4)	1% - 3%	2%

Total assets	$50

Liabilities:
Physical and Financial Forwards and Futures:
FTRs	$4	Discounted Cash Flow	Market Price (per MWh)(3)	(16) - 16	(1)

Total liabilities	$4

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)
Credit spread	Liability	Increase (decrease)	Gain (loss)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2014
Assets:
Derivatives:
Commodity	$—	$3	$50	$53
Investments(1):
Equity securities:
U.S. Large cap	1,101	—	—	1,101
Fixed income:
Corporate debt instruments	—	229	—	229
U.S. Treasury securities and agency debentures	166	61	—	227
State and municipal	—	185	—	185
Cash equivalents and other	—	43	—	43

Total assets	$1,267	$521	$50	$1,838

Liabilities:
Derivatives:
Commodity	$—	$3	$4	$7
Interest rate	—	23	—	23

Total liabilities	$—	$26	$4	$30

At December 31, 2013
Assets:
Derivatives:
Commodity	$—	$3	$2	$5
Interest rate	—	48	—	48
Investments(1):
Equity securities:
U.S.:
Large cap	1,021	—	—	1,021
Other	36	—	—	36
Fixed income:
Corporate debt instruments	—	191	—	191
U.S. Treasury securities and agency debentures	146	66	—	212
State and municipal	—	164	—	164
Cash equivalents and other	—	31	—	31
Restricted cash equivalents	—	8	—	8

Total assets	$1,203	$511	$2	$1,716

Liabilities:
Derivatives:
Commodity	$—	$3	$9	$12

Total liabilities	$—	$3	$9	$12

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Beginning balance	$7	$(25)	$(7)	$2
Total realized and unrealized gains (losses):
Included in earnings	(2)	(4)	109	(9)
Included in regulatory assets/liabilities	39	10	53	(17)
Settlements	2	4	(109)	9

Ending balance	$46	$(15)	$46	$(15)

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2014 and 2013.

Dominion Gas

The following table presents Dominion Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2014
Assets:
Commodity	$—	$—	$2	$2

Liabilities:
Commodity	$—	$4	$1	$5
Interest rate	—	3	—	3

Total liabilities	$—	$7	$1	$8

At December 31, 2013
Assets:
Commodity	$—	$—	$6	$6
Interest rate	—	34	—	34

Total Assets	$—	$34	$6	$40
Liabilities:
Commodity	$—	$13	$12	$25

The following table presents the net change in Dominion Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Beginning balance	$(3)	$23	$(6)	$(12)
Total realized and unrealized gains (losses):
Included in earnings	(1)	—	(8)	2
Included in other comprehensive income (loss)	5	(23)	8	11
Settlements	—	—	7	(1)

Ending balance	$1	$—	$1	$—

The gains and losses included in earnings in the Level 3 fair value category were classified in operating revenue in Dominion Gas’ Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2014 and 2013.

Fair Value of Financial Instruments

Substantially all of the Companies’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, customer and other receivables, short-term debt, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For the Companies’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$18,801	$20,853	$18,396	$19,887
Junior subordinated notes(3)	1,373	1,379	1,373	1,394
Remarketable subordinated notes(3)	2,083	2,233	1,080	1,192
Subsidiary preferred stock(4)	134	140	257	261

Virginia Power
Long-term debt, including securities due within one year(3)	$8,728	$9,858	$8,032	$8,897
Preferred stock(4)	134	140	257	261

Dominion Gas
Long-term debt(3)	$1,199	$1,237	$1,198	$1,169

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Carrying amount includes amounts which represent the unamortized discount and/or premium. At September 30, 2014 and December 31, 2013, includes the valuation of certain fair value hedges associated with fixed rate debt of approximately $34 million and $55 million, respectively.
(3)	Carrying amount includes amounts which represent the unamortized discount and/or premium.
(4)	Carrying amount includes deferred issuance expenses of $2 million at December 31, 2013.

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

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. Dominion’s and Virginia Power’s derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Dominion Gas’ derivative contracts consist of over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a counterparty. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

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

Dominion

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	September 30, 2014			December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$50	$—	$50	$137	$—	$137
Commodity contracts:
Over-the-counter	195	—	195	240	—	240
Exchange	483	—	483	506	—	506

Total derivatives, subject to a master netting or similar arrangement	728	—	728	883	—	883
Total derivatives, not subject to a master netting or similar arrangement	4	—	4	7	—	7

Total	$732	$—	$732	$890	$—	$890

		September 30, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$50	$28	$—	$22	$137	$—	$—	$137
Commodity contracts:
Over-the-counter	195	73	—	122	240	63	—	177
Exchange	483	483	—	—	506	505	—	1

Total	$728	$584	$—	$144	$883	$568	$—	$315

	September 30, 2014			December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$100	$—	$100	$—	$—	$—
Commodity contracts:
Over-the-counter	394	—	394	262	—	262
Exchange	825	—	825	838	—	838

Total derivatives, subject to a master netting or similar arrangement	1,319	—	1,319	1,100	—	1,100
Total derivatives, not subject to a master netting or similar arrangement	5	—	5	2	—	2

Total	$1,324	$—	$1,324	$1,102	$—	$1,102

		September 30, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$100	$28	$—	$72	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	394	73	110	211	262	63	69	130
Exchange	825	483	342	—	838	505	333	—

Total	$1,319	$584	$452	$283	$1,100	$568	$402	$130

Volumes

The following table presents the volume of Dominion’s derivative activity as of September 30, 2014. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	57	12
Basis	298	606
Electricity (MWh):
Fixed price	15,326,454	9,127,500
FTRs	54,017,119	—
Capacity (MW)	6,100	12,200
Liquids (Gal)(2)	37,170,000	—
Interest rate	$1,650,000,000	$4,400,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2014 and 2013, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at September 30, 2014:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(4)	$(4)	19 months
Electricity	(252)	(188)	27 months
Other	1	1	20 months
Interest rate	(187)	(6)	360 months

Total	$(442)	$(197)

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
(millions)
September 30, 2014
ASSETS
Current Assets
Commodity	$185	$366	$551
Interest rate	49	—	49

Total current derivative assets(1)	234	366	600

Noncurrent Assets
Commodity	61	70	131
Interest rate	1	—	1

Total noncurrent derivative assets(2)	62	70	132

Total derivative assets	$296	$436	$732

LIABILITIES
Current Liabilities
Commodity	$513	$455	$968
Interest rate	28	—	28

Total current derivative liabilities	541	455	996

Noncurrent Liabilities
Commodity	171	85	256
Interest Rate	72	—	72

Total noncurrent derivative liabilities(3)	243	85	328

Total derivative liabilities	$784	$540	$1,324

December 31, 2013
ASSETS
Current Assets
Commodity	$49	$522	$571
Interest rate	116	—	116

Total current derivative assets(1)	165	522	687

Noncurrent Assets
Commodity	28	154	182
Interest rate	21	—	21

Total noncurrent derivative assets(2)	49	154	203

Total derivative assets	$214	$676	$890

LIABILITIES
Current Liabilities
Commodity	$267	$561	$828

Total current derivative liabilities	267	561	828

Noncurrent Liabilities
Commodity	119	155	274

Total noncurrent derivative liabilities(3)	119	155	274

Total derivative liabilities	$386	$716	$1,102

(1)	Current derivative assets are presented in other current assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$66
Purchased gas		(3)
Electric fuel and other energy-related purchases		(5)

Total commodity	$(74)	$58	$—

Interest rate(3)	(20)	(5)	(7)

Total	$(94)	$53	$(7)

Three Months Ended September 30, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$24
Purchased gas		(5)
Electric fuel and other energy-related purchases		(3)

Total commodity	$(110)	$16	$4

Interest rate(3)	(10)	(6)	14

Total	$(120)	$10	$18

Nine Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(175)
Purchased gas		(7)
Electric fuel and other energy-related purchases		8

Total commodity	$(291)	$(174)	$(1)

Interest rate(3)	(139)	(11)	(38)

Total	$(430)	$(185)	$(39)

Nine Months Ended September 30, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(31)
Purchased gas		(39)
Electric fuel and other energy-related purchases		(6)

Total commodity	$(137)	$(76)	$3

Interest rate(3)	71	(12)	66

Total	$(66)	$(88)	$69

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2014	2013	2014	2013
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$35	$3	$(327)	$—
Purchased gas	(39)	(3)	(33)	(11)
Electric fuel and other energy-related purchases	—	(12)	125	(20)

Total	$(4)	$(12)	$(235)	$(31)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

		September 30, 2014			December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$48	$—	$48
Commodity contracts:
Over-the-counter	50	—	50	4	—	4
Exchange	—	—	—	1	—	1

Total derivatives, subject to a master netting or similar arrangement	50	—	50	53	—	53
Total derivatives, not subject to a master netting or similar arrangement	3	—	3	—	—	—

Total	$53	$—	$53	$53	$—	$53

		September 30, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$—	$48	$—	$—	$48
Commodity contracts:
Over-the-counter	50	4	—	46	4	4	—	—
Exchange	—	—	—	—	1	—	—	1

Total	$50	$4	$—	$46	$53	$4	$—	$49

		September 30, 2014			December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$23	$—	$23	$—	$—	$—
Commodity contracts:
Over-the-counter	6	—	6	12	—	12

Total derivatives, subject to a master netting or similar arrangement	29	—	29	12	—	12
Total derivatives, not subject to a master netting or similar arrangement	1	—	1	—	—	—

Total	$30	$—	$30	$12	$—	$12

		September 30, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$23	$—	$—	$23	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	6	4	—	2	12	4	7	1

Total	$29	$4	$—	$25	$12	$4	$7	$1

Volumes

The following table presents the volume of Virginia Power’s derivative activity as of September 30, 2014. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	8	—
Basis	23	493
Electricity (MWh):
Fixed price	50,400	—
FTRs	53,863,519	—
Capacity (MW)	6,100	12,200
Interest rate	$—	$850,000,000

(1)	Includes options.

Ineffectiveness

For the three and nine months ended September 30, 2014 and 2013, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
September 30, 2014
ASSETS
Current Assets
Commodity	$1	$39	$40

Total current derivative assets(1)	1	39	40

Noncurrent Assets
Commodity	—	13	13

Total noncurrent derivative assets(2)	—	13	13

Total derivative assets	$1	$52	$53

LIABILITIES
Current Liabilities
Commodity	$2	$5	$7

Total current derivative liabilities(3)	2	5	7

Noncurrent Liabilities
Interest rate	23	—	23

Total noncurrent derivatives liabilities (4)	23	—	23

Total derivative liabilities	$25	$5	$30

December 31, 2013
ASSETS
Current Assets
Commodity	$2	$3	$5
Interest rate	48	—	48

Total current derivative assets(1)	50	3	53

Total derivative assets	$50	$3	$53

LIABILITIES
Current Liabilities
Commodity	$1	$11	$12

Total current derivative liabilities(3)	1	11	12

Total derivative liabilities	$1	$11	$12

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$(1)	$(1)	$—

Interest rate(3)	—	—	(7)

Total	$(1)	$(1)	$(7)

Three Months Ended September 30, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$1	$(1)	$4

Interest rate(3)	1	—	14

Total	$2	$(1)	$18

Nine Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$5

Total commodity	$5	$5	$(1)

Interest rate(3)	(5)	—	(38)

Total	$—	$5	$(39)

Nine Months Ended September 30, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$—

Total commodity	$—	$—	$3

Interest rate(3)	7	—	66

Total	$7	$—	$69

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2014	2013	2014	2013
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(3)	$(4)	$108	$(8)

Total	$(3)	$(4)	$108	$(8)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Dominion Gas

Balance Sheet Presentation

The tables below present Dominion Gas’ derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting.

	September 30, 2014			December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$34	$—	$34
Commodity contracts:
Over-the-counter	2	—	2	6	—	6

Total derivatives, subject to a master netting or similar arrangement	$2	$—	$2	$40	$—	$40

		September 30, 2014			December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet			Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$34	$—	$34
Commodity contracts:
Over-the-counter	2	2	—	6	6	—

Total	$2	$2	$—	$40	$6	$34

	September 30, 2014			December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$3	$—	$3	$—	$—	$—
Commodity contracts:
Over-the-counter	5	—	5	25	—	25

Total derivatives, subject to a master netting or similar arrangement	$8	$—	$8	$25	$—	$25

		September 30, 2014			December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet			Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$3	$—	$3	$—	$—	$—
Commodity contracts:
Over-the-counter	5	2	3	25	6	19

Total	$8	$2	$6	$25	$6	$19

Volumes

The following table presents the volume of Dominion Gas’ derivative activity as of September 30, 2014. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	1	—
Basis	1	—
NGLs (Gal)	30,492,000	—
Interest rate	$—	$250,000,000

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2014 and 2013, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Gas’ Consolidated Balance Sheet at September 30, 2014:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Natural Gas	$(3)	$(3)	6 months
NGLs	—	—	3 months
Interest rate	(16)	—	360 months

Total	$(19)	$(3)

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
(millions)
At September 30, 2014
ASSETS
Current Assets
Commodity	$2	$—	$2

Total current derivative assets(1)	2	—	2

Total derivative assets	$2	$—	$2

LIABILITIES
Current Liabilities
Commodity	$5	$—	$5

Total current derivative liabilities(2)	5	—	5

Noncurrent Liabilities
Interest rate	3	—	3

Total noncurrent derivative liabilities(3)	3	—	3

Total derivative liabilities	$8	$—	$8

At December 31, 2013
ASSETS
Current Assets
Commodity	$6	$—	$6
Interest rate	34	—	34

Total current derivative assets(1)	40	—	40

Total derivative assets	$40	$—	$40

LIABILITIES
Current Liabilities
Commodity	$25	$—	$25

Total current derivative liabilities(2)	25	—	25

Total derivative liabilities	$25	$—	$25

(1)	Current derivative assets are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income
(millions)
Three Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$(1)
Purchased gas		(5)

Total commodity	$3	$(6)

Interest rate(2)	(14)	—

Total	$(11)	$(6)

Three Months Ended September 30, 2013
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$(1)
Purchased gas		(4)

Total commodity	$(23)	$(5)

Interest rate(2)	(11)	—

Total	$(34)	$(5)

Nine Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$(8)
Purchased gas		(10)

Total commodity	$1	$(18)

Interest rate(2)	(56)	—

Total	$(55)	$(18)

Nine Months Ended September 30, 2013
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$1
Purchased gas		(10)

Total commodity	$11	$(9)

Interest rate(2)	64	—

Total	$75	$(9)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in interest and related charges.

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $109 million and $107 million at September 30, 2014 and December 31, 2013, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $7 million and $10 million at September 30, 2014 and December 31, 2013, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses (1)		Fair Value
(millions)
September 30, 2014
Marketable equity securities:
U.S. Large cap	$1,252	$1,276	$—		$2,528
Marketable debt securities:
Corporate bonds	402	18	(1)		419
U.S. Treasury securities and agency debentures	620	9	(5)		624
State and municipal	305	22	—		327
Other	6	—	—		6
Cost method investments	86	—	—		86
Cash equivalents and other(2)	135	—	—		135

Total	$2,806	$1,325	$(6	)(3)	$4,125

December 31, 2013
Marketable equity securities:
U.S.:
Large cap	$1,183	$1,194	$—		$2,377
Other	49	23	—		72
Marketable debt securities:
Corporate bonds	332	16	(3)		345
U.S. Treasury securities and agency debentures	589	8	(10)		587
State and municipal	297	11	(5)		303
Other	3	—	—		3
Cost method investments	106	—	—		106
Cash equivalents and other(2)	110	—	—		110

Total	$2,669	$1,252	$(18	)(3)	$3,903

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $8 million and $11 million at September 30, 2014 and December 31, 2013, respectively.
(3)	The fair value of securities in an unrealized loss position was $463 million and $604 million at September 30, 2014 and December 31, 2013, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at September 30, 2014 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$108
Due after one year through five years	415
Due after five years through ten years	402
Due after ten years	451

Total	$1,376

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Proceeds from sales	$838	$398	$1,524	$1,260
Realized gains(1)	57	29	120	121
Realized losses(1)	7	13	20	29

(1)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three and nine months ended September 30, 2014 and 2013.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
September 30, 2014
Marketable equity securities:
U.S. Large cap	$543	$557	$—		$1,100
Marketable debt securities:
Corporate bonds	221	9	(1)		229
U.S. Treasury securities and agency debentures	226	2	(1)		227
State and municipal	173	12	—		185
Cost method investments	86	—	—		86
Cash equivalents and other(2)	45	—	—		45

Total	$1,294	$580	$(2	)(3)	$1,872

December 31, 2013
Marketable equity securities:
U.S.:
Large cap	$506	$514	$—		$1,020
Other	25	11	—		36
Marketable debt securities:
Corporate bonds	185	8	(2)		191
U.S. Treasury securities and agency debentures	214	1	(3)		212
State and municipal	163	4	(4)		163
Cost method investments	106	—	—		106
Cash equivalents and other(2)	37	—	—		37

Total	$1,236	$538	$(9	)(3)	$1,765

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $2 million and $6 million at September 30, 2014 and December 31, 2013, respectively.
(3)	The fair value of securities in an unrealized loss position was $201 million and $299 million at September 30, 2014 and December 31, 2013, respectively.

The fair value of Virginia Power’s marketable debt securities at September 30, 2014 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$19
Due after one year through five years	193
Due after five years through ten years	231
Due after ten years	198

Total	$641

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Proceeds from sales	$116	$140	$415	$464
Realized gains(1)	22	8	51	34
Realized losses(1)	2	5	8	13

(1)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three and nine months ended September 30, 2014 and 2013.

Equity Method Investments

Dominion Gas

Dominion Gas accounts for the following investment under the equity method of accounting:

Company	Ownership%	Investment Balance		Description
		September 30, 2014	December 31, 2013
(millions)
Iroquois	24.72%	$112	$105	Gas transmission system

Total		$112	$105

Dominion Gas’ equity earnings on this investment totaled $17 million and $16 million for the nine months ended September 30, 2014 and 2013, respectively. Dominion Gas received distributions from this investment of $10 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the carrying amount of Dominion Gas’ investment exceeded its share of underlying equity in net assets by approximately $9 million and $8 million, respectively. The differences reflect equity method goodwill and are not being amortized.

Dominion

Atlantic Coast Pipeline

In September 2014, Dominion, along with Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc., announced the formation of Atlantic Coast Pipeline. Subsidiaries of the members will hold the following membership interests: Dominion, 45%; Duke Energy Corporation, 40%; Piedmont Natural Gas Company, Inc., 10%; and AGL Resources Inc., 5%. Atlantic Coast Pipeline is focused on constructing an approximately 550-mile natural gas pipeline running from West Virginia through Virginia to North Carolina, which has an expected cost of $4.5 billion to $5.0 billion, excluding financing costs. Subsidiaries and affiliates of all four members plan to be customers of the pipeline under 20-year contracts, pending regulatory approvals. PSNC Energy also plans to be a customer of the pipeline under a 20-year contract, pending regulatory approvals. Atlantic Coast Pipeline is considered an equity method investment as Dominion has the ability to exercise significant influence, but not control, over the investee.

In October 2014, Atlantic Coast Pipeline requested approval from FERC to utilize the pre-filing process under which environmental review for the natural gas pipeline project will commence. It expects to file its FERC application in the third quarter of 2015, receive the FERC certificate in the summer of 2016, and begin construction shortly thereafter. The project is subject to FERC, state and other federal approvals.

Dominion and Dominion Gas

Blue Racer

In December 2012, Dominion formed Blue Racer with Caiman to provide midstream services to natural gas producers operating in the Utica Shale region in Ohio and portions of Pennsylvania. Blue Racer is an equal partnership between Dominion and Caiman, with Dominion contributing midstream assets and Caiman contributing private equity capital.

In March 2013, Dominion Gas sold Line TL-404 to an affiliate, that subsequently sold Line TL-404 to Blue Racer for cash proceeds of approximately $47 million. The sale resulted in a gain of approximately $25 million ($14 million after-tax) net of a $2 million write-off of goodwill, and is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statements of Income.

Phase 1 of Natrium was completed in the second quarter of 2013 and was contributed to Blue Racer in the third quarter of 2013, resulting in an increased equity method investment in Blue Racer of $473 million. Also in the third quarter of 2013, Dominion Gas sold Line TPL-2A to an affiliate, that subsequently sold Line TPL-2A to Blue Racer, and sold Line TL-388 to Blue Racer and received approximately $83 million in cash proceeds. The sales resulted in an approximately $75 million ($42 million after-tax) gain which is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statements of Income.

Dominion NGL Pipelines, LLC was contributed in January 2014 by Dominion to Blue Racer, prior to commencement of service, resulting in an increased equity method investment of $155 million, including $6 million of goodwill allocated from Dominion’s goodwill balance to its equity method investment in Blue Racer.

In March 2014, Dominion Gas sold the Northern System to an affiliate, that subsequently sold the Northern System to Blue Racer for consideration of approximately $84 million. Dominion Gas’ consideration consisted of $17 million in cash proceeds and the extinguishment of affiliated current borrowings of $67 million and Dominion’s consideration consisted of cash proceeds of approximately $84 million. The sale resulted in a gain of approximately $59 million ($35 million after-tax for Dominion Gas and $34 million after-tax for Dominion) net of a $3 million write-off of goodwill, and is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statements of Income.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2014	December 31, 2013
(millions)
Dominion
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$180	$—
Deferred rate adjustment clause costs(2)	105	89
Deferred nuclear refueling outage costs(3)	48	—
Unrecovered gas costs(4)	17	50
Derivatives(5)	5	16
Other	47	62

Regulatory assets-current(6)	402	217

Unrecognized pension and other postretirement benefit costs(7)	675	706
Deferred rate adjustment clause costs(2)	246	287
Income taxes recoverable through future rates(8)	139	155
Derivatives(5)	59	16
Deferred cost of fuel used in electric generation(1)	19	1
Other	99	63

Regulatory assets-non-current	1,237	1,228

Total regulatory assets	$1,639	$1,445

Regulatory liabilities:
PIPP(9)	$76	$76
Other	52	52

Regulatory liabilities-current(10)	128	128

Provision for future cost of removal and AROs(11)	1,064	1,028
Decommissioning trust(12)	772	693
Deferred cost of fuel used in electric generation(1)	28	90
Other	172	190

Regulatory liabilities-non-current	2,036	2,001

Total regulatory liabilities	$2,164	$2,129

Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$180	$—
Deferred rate adjustment clause costs(2)	96	62
Deferred nuclear refueling outage costs(3)	48	—
Derivatives(5)	5	16
Other	44	50

Regulatory assets-current	373	128

Deferred rate adjustment clause costs(2)	177	227
Deferred cost of fuel used in electric generation(1)	19	1
Income taxes recoverable through future rates(8)	107	124
Derivatives(5)	59	16
Other	60	49

Regulatory assets-non-current	422	417

Total regulatory assets	$795	$545

Regulatory liabilities:
Other	$47	$41

Regulatory liabilities-current(10)	47	41

Provision for future cost of removal(11)	839	807
Decommissioning trust(12)	772	693
Deferred cost of fuel used in electric generation(1)	28	90
Other	7	7

Regulatory liabilities-non-current	1,646	1,597

Total regulatory liabilities	$1,693	$1,638

Dominion Gas
Regulatory assets:
Deferred rate adjustment clause costs(2)	$9	$27
Unrecovered gas costs(4)	7	40
Bad debt tracker(13)	—	11
Other	1	1

Regulatory assets-current(6)	17	79

Unrecognized pension and other postretirement benefit costs(7)	188	194
Deferred rate adjustment clause costs(2)	69	59
Income taxes recoverable through future rates(8)	24	24
Other postretirement benefit costs(14)	—	7
Other	32	1

Regulatory assets-non-current	313	285

Total regulatory assets	$330	$364

Regulatory liabilities:
PIPP(9)	$76	$76
Other	2	3

Regulatory liabilities-current(10)	78	79

Provision for future cost of removal and AROs(11)	178	177
Unrecognized pension and other postretirement benefit costs(7)	—	18
Other	18	8

Regulatory liabilities-non-current(15)	196	203

Total regulatory liabilities	$274	$282

(1)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Virginia Power’s generation operations.
(2)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Gas. See Note 12 for more information.
(3)	Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
(4)	Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(5)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(6)	Current regulatory assets are presented in other current assets in Dominion’s and Dominion Gas’ Consolidated Balance Sheets.
(7)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s rate-regulated subsidiaries.
(8)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(9)	Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions.
(10)	Current regulatory liabilities are presented in other current liabilities in the Companies’ Consolidated Balance Sheets.
(11)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(12)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(13)	Represents East Ohio’s deferrals for the UEX Rider which are recovered through rates which are filed annually. Most of East Ohio’s bad debt expense is recovered either through the UEX Rider or the PIPP Rider.
(14)	Primarily reflects costs recognized in excess of amounts included in regulated rates charged by Dominion Gas’ regulated gas operations before rates were updated to reflect a change in accounting method for other postretirement benefit costs.
(15)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

At September 30, 2014, approximately $182 million of Dominion’s, $147 million of Virginia Power’s and $24 million of Dominion Gas’ regulatory assets represented past expenditures on which they do not currently earn a return. These expenditures are expected to be recovered within the next two years.

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

FERC - Electric

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Dominion’s merchant generators sell electricity in the states of Georgia and Tennessee and in the PJM, MISO and ISO-NE regions under Dominion’s market-based sales tariffs authorized by FERC. Virginia Power purchases and, under its FERC market-based rate authority, sells electricity in the wholesale market. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, Note 12 in Exhibit 99.11(b) to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014, Note 11 in Exhibit 99.11(c) to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014 and Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Virginia Regulation

Virginia Fuel Expenses

In September 2014, the Virginia Commission approved Virginia Power’s increased fuel rate, which was already in effect on an interim basis since July 1, 2014. The new rate includes approval of Virginia Power’s offer to defer recovery of 50% of its total estimated $268 million jurisdictional deferred fuel balance to the 2015-2016 fuel year. The new rate represents an annual fuel revenue increase of approximately $300 million.

Rate Adjustment Clauses

Below are developments to significant riders associated with various Virginia Power projects:

•	The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In August 2014, Virginia Power proposed a total revenue requirement of approximately $47 million for the rate year beginning May 1, 2015. Virginia Power further proposed three new energy efficiency programs for Virginia Commission approval with a requested five-year cost cap of approximately $106 million for those programs. This case is pending.

•	The Virginia Commission previously approved Rider BW in connection with Brunswick County. In October 2014, Virginia Power proposed a total revenue requirement of approximately $111 million for the rate year beginning September 1, 2015. This case is pending.

•	In July 2014, Virginia legislation became effective providing for recovery of costs, subject to approval by the Virginia Commission, to move certain electric distribution lines underground. In October 2014, Virginia Power filed for approval of Rider U, which proposes a revenue requirement of approximately $28 million during the initial rate year beginning September 1, 2015. This case is pending.

Brunswick County

In August 2013, three motions for reconsideration were filed with the Virginia Commission, asking that it reconsider its August 2013 final order approving a CPCN for construction of Brunswick County. In November 2013, the Virginia Commission denied reconsideration. Three appeals were filed with the Supreme Court of Virginia, but two were withdrawn. In September 2014, the Supreme Court of Virginia issued an opinion affirming the Virginia Commission’s decision in the remaining appeal.

North Anna COL

In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded a 2010 NRC decision and related rulemaking that generically assessed the environmental impacts of spent fuel storage after expiration of a reactor’s license until a repository became available. In August 2012, the NRC partially granted a petition filed by BREDL and other petitioners in a number of ongoing licensing proceedings, including the North Anna COL proceeding, to withhold issuance of licenses until completion of action on the remand, and held proposed contentions accompanying the petition in abeyance. In August 2014, the NRC approved a new final rule codifying the NRC’s further generic assessment of environmental impacts of continued storage of spent fuel and lifted the suspension of final licensing decisions in pending cases and dismissed pending contentions on the subject, including the proposed contention filed by BREDL in the North Anna 3 COL proceeding.

In September 2014, BREDL filed a new petition with the NRC again seeking suspension of final decision making in the COL proceeding, along with motions to reopen and file a new contention. Substantially identical suspension petitions and contentions were filed by various intervenor groups in other licensing proceedings pending before the NRC. The new filings assert that the NRC must make a safety finding on the feasibility and capacity of geologic disposal of spent fuel as a prerequisite to issuance of a license. The filings allege that because these safety findings are no longer made as part of the NRC’s new continued storage rule, such findings must now be made in individual licensing proceedings. Resolution of the matter is not expected to affect the schedule for issuance of the COL.

North Anna and Offshore Wind Legislation

In April 2014, legislation was enacted in Virginia that permits Virginia Power to recover 70% of the costs previously deferred or capitalized related to the development of a third nuclear unit located at North Anna and offshore wind facilities through December 31, 2013 as part of the 2013 and 2014 base rates. Virginia Power has deferred or capitalized costs totaling approximately $577 million for these projects as of December 31, 2013, substantially all of which relate to North Anna. For the 70% portion of these previously deferred or capitalized costs allocable to customers in Virginia, Virginia Power will recognize such amounts that are now recoverable in 2013 and 2014 base rates as charges against net income beginning in the second quarter of 2014 and for the remainder of the year. In the second quarter of 2014, Virginia Power recognized a $287 million ($191 million after-tax) charge against income representing the cumulative recovery of costs from January 2013 through June 2014. In the third quarter of 2014, Virginia Power recognized a $43 million ($28 million after-tax) charge and will recognize a charge of approximately $44 million ($29 million after-tax) in the fourth quarter of 2014. The remaining deferred or capitalized costs, as well as costs incurred after December 31, 2013, continue to be eligible for inclusion in a future rate adjustment clause.

North Carolina Regulation

In August 2014, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates for the rate year beginning January 1, 2015. The proposed fuel increase is approximately $25 million if Virginia Power fully recovers its total estimated $19 million jurisdictional deferred fuel balance in the 2015 fuel year, or approximately $15 million if Virginia Power’s mitigation proposal to defer recovering 50% of that balance to the 2016 fuel year is approved. This case is pending.

Ohio Regulation

In January 2013, East Ohio filed with the Ohio Supreme Court an appeal of a rate reduction ordered by the Ohio Commission in October 2012 and a motion seeking a stay of the AMR cost recovery rate imposed. The Ohio Supreme Court granted the stay in March 2013 and East Ohio put the higher AMR cost recovery rate filed by East Ohio into effect. In July 2014, the Ohio Supreme Court ruled in East Ohio’s favor by agreeing that the rate reduction imposed by the Ohio Commission was unreasonable.

Note 13. Variable Interest Entities

As discussed in Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 14 in Exhibit 99.11(b) to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014, certain variable pricing terms in some of the Companies’ contracts cause them to be considered variable interests in the counterparties.

Dominion

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

Dominion has an initial 45% membership interest in Atlantic Coast Pipeline. See Note 10 for more details regarding the nature and purpose of this entity. Dominion concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion has concluded it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared among multiple unrelated parties. Dominion is obligated to provide capital contributions based on its ownership percentage. Dominion’s maximum exposure to loss is limited to its current and future investment.

Dominion Gas

DTI has been engaged to oversee the construction of, and to subsequently operate and maintain, the projects undertaken by Atlantic Coast Pipeline based on the overall direction and oversight of Atlantic Coast Pipeline’s members. An affiliate of DTI holds a membership interest in Atlantic Coast Pipeline, therefore DTI is considered to have a variable interest in Atlantic Coast Pipeline. The members of Atlantic Coast Pipeline hold the power to direct the construction, operations and maintenance activities of the entity. DTI has concluded it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance. DTI has no obligation to absorb any losses of the VIE.

Virginia Power

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $752 million as of September 30, 2014. Virginia Power paid $55 million and $53 million for electric capacity and $28 million and $29 million for electric energy to these entities in the three months ended September 30, 2014 and 2013, respectively. Virginia Power paid $166 million and $161 million for electric capacity and $115 million and $74 million for electric energy to these entities in the nine months ended September 30, 2014 and 2013, respectively.

Virginia Power and Dominion Gas

Virginia Power and Dominion Gas purchased shared services from DRS, an affiliated VIE, of approximately $82 million and and $27 million for the three months ended September 30, 2014, $88 million and $30 million for the three months ended September 30, 2013, $246 million and $78 million for the nine months ended September 30, 2014, and $248 million and $81 million for the nine months ended September 30, 2013, respectively. Virginia Power and Dominion Gas determined that each is not the most closely associated entity with DRS and therefore neither is the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power and Dominion Gas. Virginia Power and Dominion Gas have no obligation to absorb more than their allocated shares of DRS costs.

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

Dominion

At September 30, 2014, Dominion’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$4,000	$2,476	$—	$1,524
Joint revolving credit facility(2)	500	153	31	316

Total	$4,500	$2,629	$31	$1,840

(1)	In May 2014, this credit facility was amended and restated. The facility limit was increased from $3 billion to $4 billion and the maturity date was extended from September 2018 to April 2019. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	In May 2014, this credit facility was amended and restated and the maturity date was extended from September 2018 to April 2019. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion and Dominion Gas. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

At September 30, 2014, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion and Dominion Gas, were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
Joint revolving credit facility(1)	$1,250	$1,250	$—	$—
Joint revolving credit facility(2)	250	153	—	97

Total	$1,500	$1,403	$—	$97

(1)	In May 2014, this credit facility was amended and restated and the maturity date was extended from September 2018 to April 2019. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year. In July 2014, Virginia Power increased its sub-limit from $1.0 billion to $1.25 billion.
(2)	In May 2014, this credit facility was amended and restated and the maturity date was extended from September 2018 to April 2019. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility. In May 2014, this credit facility was amended and restated and the maturity date was extended from September 2018 to April 2019. As of September 30, 2014, this facility supports approximately $119 million of certain variable rate tax-exempt financings of Virginia Power.

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

Long-term Debt

In February 2014, Virginia Power issued $350 million of 3.45% senior notes, and $400 million of 4.45% senior notes, that mature in 2024, and 2044, respectively. In October 2014, Virginia Power issued an additional $200 million of the 4.45% senior notes that mature in 2044.

In March 2014, Dominion issued $400 million of 1.25% senior notes that mature in 2017.

In April 2014, Virginia Power redeemed the $10 million 2.5% and the $30 million 2.5% Industrial Development Authority of the Town of Louisa, Virginia Solid Waste and Sewage Disposal Revenue Bonds, Series 1997A and 2000A, that would otherwise have matured in April 2022 and September 2030, respectively.

In June 2014, Dominion Gas commenced an offer to exchange $1.2 billion principal amount of unsecured senior notes that were issued in a private placement in October 2013. The exchange offer satisfied Dominion Gas’ obligations under a registration rights agreement entered into in connection with the issuance of the Dominion Gas 2013 Senior Notes. The exchange offer did not represent a new financing transaction and there were no proceeds to Dominion Gas when the offer settled in August 2014.

Enhanced Junior Subordinated Notes

In September 2014, Dominion provided notice to redeem all of the $685 million 8.375% June 2009 hybrids that would otherwise have matured in 2064. In October 2014, Dominion issued $685 million of October 2014 hybrids that will bear interest at 5.75% per year until October 1, 2024. Thereafter, they will bear interest at the three-month LIBOR plus 3.057%, reset quarterly. The proceeds were used for general corporate purposes, including the redemption of all of the June 2009 hybrids, at the amount of principal then outstanding plus accrued interest. The redemption was conducted in compliance with the RCC.

From time to time, Dominion may reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity and repurchases in the open market, in privately negotiated transactions, through additional tender offers or otherwise.

Convertible Securities

At September 30, 2014, Dominion had $22 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of September 30, 2014, the conversion rate had been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 30.2397 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $33.07. If the outstanding notes as of September 30, 2014 were all converted, it would result in the issuance of approximately 340,000 additional shares of common stock.

The senior notes are eligible for conversion during any calendar quarter when the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter, the notes are called for redemption by Dominion and upon the occurrence of certain other conditions. During the first, second and third quarters of 2014, the senior notes were eligible for conversion and approximately $21 million of the notes were converted by holders into $23 million of common stock. The senior notes are eligible for conversion during the fourth quarter of 2014.

Preferred Stock

During 2014, Virginia Power provided irrevocable notice to redeem all outstanding series of its preferred stock. Upon redemption, each series was no longer outstanding for any purpose and dividends ceased to accumulate. Presented below is a summary of the preferred stock redemptions:

Dividend	Issued and Outstanding Shares	Redemption Price Per Share
	(thousands)
$5.00	107	$112.50	(1)
4.04	13	102.27	(1)
4.20	15	102.50	(1)
4.12	32	103.73	(1)
4.80	73	101.00	(1)
7.05	500	100.00	(1)
6.98	600	100.00	(1)
Flex Money Market Preferred 12/02, Series A	1,250	100.00	(2)

Total	2,590

(1)	In September 2014, Virginia Power provided irrevocable notice to redeem all shares outstanding for each series of preferred stock. On October 20, 2014, the stock was redeemed at the applicable price per share plus accumulated and unpaid dividends. Proceeds from Virginia Power’s senior notes issued in October 2014 were used to pay the redemption price.
(2)	In February 2014, Virginia Power provided irrevocable notice to redeem the stock. On March 20, 2014, the stock was redeemed at the applicable price per share plus accumulated and unpaid dividends at a rate reset in March 2011 of 6.12%. Dividends ceased accumulating on the stock upon payment of the redemption price, thus the rate was not reset in March 2014.

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

Dominion has recorded the present value of the stock purchase contract payments as a liability offset by a charge to common stock in equity. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. In calculating diluted EPS, Dominion applies the treasury stock method to the 2014 Equity Units. These securities did not have an effect on diluted EPS for the three and nine months ended September 30, 2014.

Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, Dominion will issue between 11.5 million and 14.3 million shares of its common stock in July 2017. A total of 17.75 million shares of Dominion’s common stock has been reserved for issuance in connection with the stock purchase contracts.

Selected information about Dominion’s 2014 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long- term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability	Stock Purchase Settlement Date	RSN Maturity Date
(millions, except interest rates)
7/1/2014	20	$982.0	$1,000.0	1.500%	4.875%	$142.8	7/1/2017	7/1/2020

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

Following numerous petitions by industry participants for review and motions for stay, the U.S. Court of Appeals for the D.C. Circuit issued a ruling in December 2011 to stay CSAPR pending judicial review. A mandate vacating CSAPR was issued in February 2013. In March 2013, the EPA and several environmental groups filed petitions with the U.S. Supreme Court requesting review of the decision to vacate and remand CSAPR. In April 2014, the U.S. Supreme Court issued a decision upholding CSAPR by reversing and remanding the D.C. Circuit’s decision vacating the rule. The decision, however, did not lift the stay of CSAPR, and CAIR continued to remain in effect. In June 2014, the EPA filed a motion asking the U.S. Court of Appeals for the D.C. Circuit to lift the stay of CSAPR. In October 2014, the Court of Appeals for the D.C. Circuit ordered that the EPA’s motion to lift the stay of CSAPR be granted. Further, the Court granted the EPA’s request to shift the CSAPR compliance deadlines by three years, so that Phase 1 emissions budgets (which would have gone into effect in 2012 and 2013) will apply in 2015 and 2016, and Phase 2 emissions budgets will apply in 2017 and beyond. The cost to comply is not expected to be material. Future outcomes of any additional litigation and/or any action to issue a revised rule could affect the assessment regarding cost of compliance.

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

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion and Virginia Power have 14 and 11 facilities, respectively, that may be subject to the final regulations. Dominion anticipates that it will have to install impingement control technologies at many of these stations that have once-through cooling systems. Dominion and Virginia Power are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. While the impacts of this rule could be material to Dominion’s and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory framework in Virginia provides rate recovery mechanisms that could substantially mitigate any such impacts for Virginia Power.

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

Climate Change Legislation and Regulation

In October 2013, the U.S. Supreme Court granted petitions filed by several industry groups, states, and the U.S. Chamber of Commerce seeking review of the D.C. Circuit Court’s June 2012 decision upholding the EPA’s regulation of GHG emissions from stationary sources under the CAA’s permitting programs. In June 2014, the U.S. Supreme Court ruled that the EPA lacked the authority under the CAA to require PSD or Title V permits for stationary sources based solely on GHG emissions. However, the Court upheld the EPA’s ability to require BACT for GHG for sources that are otherwise subject to PSD or Title V permitting for conventional pollutants. On July 24, 2014, the EPA issued a memorandum specifying that it will no longer apply or enforce federal regulations or EPA-approved PSD state implementation plan provisions that require new and modified stationary sources to obtain a PSD permit when GHGs are the only pollutant that would be emitted at levels that exceed the permitting thresholds. In addition, the EPA stated that it will continue to use the existing thresholds to apply to sources that are otherwise subject to PSD for conventional pollutants until it completes a new rulemaking either justifying and upholding those thresholds or setting new ones. Some states have issued interim guidance that follows the EPA guidance. Due to uncertainty regarding what additional actions states may take to amend their existing regulations and what action the EPA ultimately takes to address the Court ruling under a new rulemaking, the Companies cannot predict the impact to their financial statements at this time.

In July 2011, the EPA signed a final rule deferring the need for PSD and Title V permitting for CO2 emissions for biomass projects. This rule temporarily deferred for a period of up to three years the consideration of CO2 emissions from biomass projects when determining whether a stationary source meets the PSD and Title V applicability thresholds, including those for the application of BACT. The deferral policy expired in July 2014. In July 2013, the U.S. Court of Appeals for the D.C. Circuit vacated this rule; however, a mandate making this decision effective has not been issued. Virginia Power converted three coal-fired generating stations, Altavista, Hopewell and Southampton, to biomass during the CO2 deferral period. It is unclear how the court’s decision will affect biomass sources that were permitted during the deferral period; however, the expenditures to comply with any new requirements could be material to the Companies’ financial statements.

Legal Matters

The Companies are defendants in a number of lawsuits and claims involving unrelated incidents of property damage and personal injury. Due to the uncertainty surrounding these matters, the Companies are unable to make an estimate of the potential financial statement impacts; however, they could have a material impact on results of operations, financial condition and/or cash flows.

Appalachian Gateway

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

Possum Point

In September 2014, Virginia Power received a 60-day notice of intent to sue from the Southern Environmental Law Center on behalf of the Potomac Riverkeeper and Sierra Club alleging CWA violations at the Possum Point Power Station. The notice alleges unpermitted discharges to surface water and groundwater from Possum Point’s historical and active ash storage facilities. Virginia Power is currently unable to make an estimate of the potential impacts to its financial statements related to this matter.

Cove Point

Dominion is pursuing a liquefaction project at the Cove Point facility, which would enable the facility to liquefy domestically-produced natural gas and export it as LNG. In April 2013, Cove Point filed with FERC for permission to build liquefaction and other facilities related to the export of natural gas. In September 2014, FERC issued an order granting authorization for Cove Point to construct, modify and operate the liquefaction project. In October 2014, several parties filed a motion with FERC to stay the order and requested rehearing. The order remains in effect pending consideration of the motion by FERC.

Also in April 2013, Cove Point filed an application with the Maryland Commission for a CPCN to authorize the construction of an electric generating station needed to power the proposed liquefaction equipment. In May 2014, the Maryland Commission granted a CPCN authorizing the construction of such generating station. The CPCN requires Cove Point to make payments totaling approximately $48 million to the Maryland Strategic Energy Investments Fund and Maryland low income energy assistance programs. In June 2014, a party filed a notice of petition for judicial review of the CPCN with the Circuit Court for Baltimore City in Maryland. In September 2014, the party filed with the Maryland Commission a motion to stay the CPCN pending judicial review of the CPCN. The CPCN remains in effect pending consideration of the motion by the Maryland Commission.

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

Guarantees

Dominion

At September 30, 2014, Dominion had issued $69 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of September 30, 2014, Dominion’s exposure under these guarantees was $54 million, primarily related to certain reserve requirements associated with non-recourse financing.

In addition to the above guarantees, Dominion and its partners, Shell and BP, may be required to make additional periodic equity contributions to NedPower and Fowler Ridge in connection with certain funding requirements associated with their respective non-recourse financings. As of September 30, 2014, Dominion’s maximum remaining cumulative exposure under these equity funding agreements was $72 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million.

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

At September 30, 2014, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	3,065	635
Nuclear obligations(4)	243	94
Cove Point(5)	335	—
Solar(6)	343	562
Other(7)	520	85

Total	$4,533	$1,403

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of September 30, 2014 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power, Dominion Gas and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay certain expenses of Millstone (in the event of a prolonged outage) and Kewaunee, respectively, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, including agreements to support terminal service and transportation agreements as well as an EPC contract for new liquefaction facilities. Includes certain guarantees that do not have stated limits.
(6)	Includes guarantees to facilitate the development of solar projects including guarantees to support the issuance of limited notice to proceed and full notice to proceed under EPC agreements as well as to support payment obligations under module supply agreements. Includes certain guarantees that do not have stated limits. Also includes guarantees entered into by DEI on behalf of a subsidiary to facilitate the acquisition and development of solar projects.
(7)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Surety Bonds and Letters of Credit

At September 30, 2014, Dominion had purchased $134 million of surety bonds, including $63 million at Virginia Power and $31 million at Dominion Gas, and authorized the issuance of letters of credit by financial institutions of $31 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 19 in Exhibit 99.11(b) to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014.

At September 30, 2014, Dominion’s credit exposure totaled $129 million. Of this amount, investment grade counterparties, including those internally rated, represented 60%. No counterparty exposure exceeded 9% of Dominion’s total exposure.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2014 and December 31, 2013, Dominion would have been required to post an additional $117 million and $146 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted approximately $99 million and $76 million in collateral at September 30, 2014 and December 31, 2013, respectively, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of September 30, 2014 and December 31, 2013 was $225 million and $169 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Gas were not material as of September 30, 2014 and December 31, 2013. See Note 9 for further information about derivative instruments.

Dominion Gas

In the third quarter of 2014, DTI provided service to 235 customers with approximately 94% of its storage and transportation revenue being provided through firm services. The ten largest customers provided approximately 44% of the total storage and transportation revenue and the 30 largest provided approximately 77% of the total storage and transportation revenue. Approximately 97% of the transmission capacity under contract on DTI’s pipeline is subscribed with long-term contracts (two years or greater). The remaining 3% is contracted on a year-to-year basis. Less than 1% of firm transportation capacity is currently unsubscribed. All storage services are subscribed under long-term contracts.

East Ohio distributes natural gas to residential, commercial and industrial customers in Ohio using rates established by the Ohio Commission. Approximately 99% of East Ohio revenues are derived from its jurisdictional gas services. East Ohio’s bad debt risk is mitigated by the regulatory framework established by the Ohio Commission.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risk associated with purchases of natural gas. See Notes 7 and 9 for more information. As of September 30, 2014 and December 31, 2013, Virginia Power’s derivative assets and liabilities with affiliates were not material. Virginia Power participates in certain Dominion benefit plans. In Virginia Power’s Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, amounts due to Dominion associated with these benefit plans included in other deferred credits and other liabilities were $200 million and $147 million, respectively, and amounts due from Dominion at September 30, 2014 included in other deferred charges and other assets were $26 million.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Commodity purchases from affiliates	$120	$138	$435	$328
Services provided by affiliates(1)	106	109	320	311
Services provided to affiliates	5	6	16	16

(1)	Amounts are subject to capitalization.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. There were $17 million and $97 million in short-term demand note borrowings from Dominion as of September 30, 2014 and December 31, 2013, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion money pool for its nonregulated subsidiaries as of September 30, 2014 and December 31, 2013. Interest charges related to Virginia Power’s borrowings from Dominion were not material for the three and nine months ended September 30, 2014 and 2013.

Dominion Gas

Transactions with Affiliates

Dominion Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Gas provides transportation and storage services to affiliates. Dominion Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of September 30, 2014 and December 31 2013, all of Dominion Gas’ commodity derivatives were with affiliates. See Notes 7 and 9 for more information. Dominion Gas participates in certain Dominion benefit plans as described in Note 18. See Note 10 for information regarding sales of assets to an affiliate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$6	$19	$14	$28
Sales of natural gas and transportation and storage services to affiliates	19	31	65	75

DRS and affiliates provide certain administrative and technical services to Dominion Gas. Dominion Gas provides certain services to related parties, including technical services. The costs of these services follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(millions)
Services provided by affiliates(1)	$27	$22	$78	$81
Goods and services provided by Dominion Gas to affiliates	2	2	8	11
Goods and services provided by Dominion Gas to related parties	14	3	30	8

(1)	Amounts are subject to capitalization.

The following table presents affiliated and related party activity reflected in Dominion Gas’ Consolidated Balance Sheets:

	September 30, 2014	December 31, 2013
(millions)
Receivables from related parties	$12	$3
Imbalances receivable from affiliates(1)	3	6
Imbalances payable to affiliates(2)	—	1
Affiliated notes receivable(3)	8	5

(1)	Amounts are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(2)	Amounts are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.

Dominion Gas’ borrowings under the IRCA with Dominion totaled $1.6 billion as of September 30, 2014 and $1.3 billion as of December 31, 2013. Interest charges related to Dominion Gas’ total borrowings from Dominion were $1 million and $11 million for the three months ended September 30, 2014 and 2013, respectively, and $3 million and $32 million for the nine months ended September 30, 2014 and 2013, respectively. Dominion Gas capitalized $4 million and $12 million of interest charges related to borrowings from Dominion to property, plant and equipment for the three and nine months ended September 30, 2013, respectively.

Note 18. Employee Benefit Plans

Dominion

The components of Dominion’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
(millions)
Three Months Ended September 30,
Service cost	$29	$31	$7	$10
Interest cost	73	69	17	19
Expected return on plan assets	(126)	(116)	(28)	(24)
Amortization of prior service cost (credit)	—	—	(7)	(3)
Amortization of net actuarial loss	28	37	1	2
Settlements and curtailments	1	—	—	—

Net periodic benefit cost (credit)	$5	$21	$(10)	$4

Nine Months Ended September 30,
Service cost	$86	$100	$23	$34
Interest cost	218	202	50	56
Expected return on plan assets	(376)	(345)	(83)	(68)
Amortization of prior service cost (credit)	2	2	(21)	(9)
Amortization of net actuarial loss	84	127	2	6
Settlements and curtailments(1)	1	(2)	—	(15)

Net periodic benefit cost (credit)	$15	$84	$(29)	$4

(1)	2013 amounts relate primarily to the decommissioning of Kewaunee.

Employer Contributions

During the nine months ended September 30, 2014, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2014.

Dominion Gas

Dominion Gas participates in certain Dominion benefit plans as described in Note 17 in Exhibit 99.11(b) to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014. At September 30, 2014 and December 31, 2013, Dominion Gas’ amounts due from Dominion associated with the Dominion Pension Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $604 million and $577 million, respectively. At September 30, 2014 and December 31, 2013, Dominion Gas’ amounts due to Dominion associated with the Dominion Retiree Health and Welfare Plan and reflected in other deferred credits and other liabilities in the Consolidated Balance Sheets were $10 million and $14 million, respectively.

The components of Dominion Gas’ provision for net periodic benefit credit for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
(millions)
Three Months Ended September 30,
Service cost	$3	$3	$1	$1
Interest cost	7	7	4	3
Expected return on plan assets	(29)	(27)	(6)	(4)
Amortization of prior service cost (credit)	1	1	—	(1)
Amortization of net actuarial loss	5	6	—	—

Net periodic benefit credit	$(13)	$(10)	$(1)	$(1)

Nine Months Ended September 30,
Service cost	$9	$10	$4	$5
Interest cost	21	20	10	9
Expected return on plan assets	(86)	(79)	(17)	(13)
Amortization of prior service cost (credit)	1	1	(1)	(3)
Amortization of net actuarial loss	14	20	—	1

Net periodic benefit credit	$(41)	$(28)	$(4)	$(1)

Employer Contributions

During the nine months ended September 30, 2014, Dominion Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2014.

Plan Amendment and Re-measurement

In the third quarter of 2014, East Ohio re-measured its other postretirement benefit plan as a result of an amendment that changed medical coverage upon the attainment of age 65 for certain future retirees effective January 1, 2016. The re-measurement resulted in an increase in the accumulated postretirement benefit obligation of approximately $22 million. The impact of the re-measurement on net periodic benefit credit was recognized prospectively from the re-measurement date. The re-measurement is expected to reduce net periodic benefit credit for 2014 by less than $1 million. The discount rate used for the re-measurement was 4.20%. All other assumptions used for the re-measurement were consistent with the measurement as of December 31, 2013.

Mortality Study

In October 2014, the Society of Actuaries published new mortality tables and mortality improvement scales. Such tables and scales are used to develop mortality assumptions for use in determining pension and other postretirement benefit liabilities and expense. Dominion and Dominion Gas are currently evaluating the new tables and cannot predict the impact they may have on the financial statements, however, the impacts could be material.

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

In the nine months ended September 30, 2014, Dominion reported an after-tax net expense of $446 million for specific items in the Corporate and Other segment, with $435 million of these net expenses attributable to its operating segments. In the nine months ended September 30, 2013, Dominion reported an after-tax net expense of $148 million for specific items in the Corporate and Other segment, with $144 million of these net expenses attributable to its operating segments.

The net expense for specific items in 2014 primarily related to the impact of the following items:

•	A $330 million ($219 million after-tax) charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, attributable to Dominion Generation;

•	A $319 million ($193 million after-tax) net loss related to the producer services business discussed above, attributable to Dominion Energy;

•	A $47 million ($33 million after-tax) net loss related to the electric retail energy marketing business discussed above, including a $147 million ($90 million after-tax) loss from normal operations, partially offset by a $100 million ($57 million after-tax) gain on sale, net of a $31 million write-off of goodwill, attributable to Dominion Generation; and

•	A $38 million ($23 million after-tax) one-time charge related to the implementation of a depreciation study retroactive to prior periods as ordered by the Virginia Commission, primarily attributable to Dominion Generation; partially offset by

•	A $53 million ($33 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation.

The net expense for specific items in 2013 primarily related to the impact of the following items:

•	A $135 million ($92 million after-tax) net loss from discontinued operations of Brayton Point and Kincaid, including debt extinguishment of $64 million ($38 million after-tax) related to the sale, impairment charges of $48 million ($28 million after-tax), a $17 million ($18 million after-tax) loss on the sale which includes a $16 million write-off of goodwill, and $6 million ($8 million after-tax) loss from operations, attributable to Dominion Generation;

•	A $130 million ($74 million after-tax) net loss, including a $55 million ($33 million after-tax) impairment charge related to certain natural gas infrastructure assets and a $75 million ($41 million after-tax) loss related to the producer services business discussed above, attributable to Dominion Energy; and

•	A $28 million ($17 million after-tax) charge primarily reflecting severance pay and other benefits related to workforce reductions attributable to all segments; partially offset by

•	A $66 million ($40 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation; and

•	A $35 million ($25 million after-tax) gain related to the sale of Dominion’s equity method investment in Elwood, attributable to Dominion Generation.

The following table presents segment information pertaining to Dominion’s operations:

	DVP(1)	Dominion Generation(1)	Dominion Energy	Corporate and Other	Adjustments/ Eliminations(1)	Consolidated Total
(millions)
Three Months Ended September 30, 2014
Total revenue from external customers	$480	$1,985	$380	$4	$201	$3,050
Intersegment revenue	4	11	223	140	(378)	—

Total operating revenue	484	1,996	603	144	(177)	3,050
Net income (loss) attributable to Dominion	119	326	144	(60)	—	529

Three Months Ended September 30, 2013
Total revenue from external customers	$469	$2,337	$361	$(10)	$275	$3,432
Intersegment revenue	2	6	281	158	(447)	—

Total operating revenue	471	2,343	642	148	(172)	3,432
Loss from discontinued operations	—	—	—	(23)	—	(23)
Net income (loss) attributable to Dominion	121	340	169	(61)	—	569

Nine Months Ended September 30, 2014
Total revenue from external customers	$1,425	$5,936	$1,171	$10	$951	$9,493
Intersegment revenue	13	48	964	422	(1,447)	—

Total operating revenue	1,438	5,984	2,135	432	(496)	9,493
Net income (loss) attributable to Dominion	366	794	482	(575)	—	1,067

Nine Months Ended September 30, 2013
Total revenue from external customers	$1,366	$6,365	$1,326	$54	$824	$9,935
Intersegment revenue	6	50	821	464	(1,341)	—

Total operating revenue	1,372	6,415	2,147	518	(517)	9,935
Loss from discontinued operations	—	—	—	(92)	—	(92)
Net income (loss) attributable to Dominion	349	779	472	(334)	—	1,266

(1)	2013 amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Generation segment.

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

In the nine months ended September 30, 2014, Virginia Power reported an after-tax net expense of $235 million for specific items in the Corporate and Other segment, with $239 million of these net expenses attributable to its operating segments. In the nine months ended September 30, 2013, Virginia Power reported an after-tax net expense of $5 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

The net expense for specific items in 2014 primarily related to the impact of the following items:

•	A $330 million ($219 million after-tax) charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, attributable to Dominion Generation; and

•	A $38 million ($23 million after-tax) one-time charge related to the implementation of a depreciation study retroactive to prior periods as ordered by the Virginia Commission, primarily attributable to Dominion Generation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2014
Operating revenue	$483	$1,570	$—	$2,053
Net income (loss)	120	248	(54)	314

Three Months Ended September 30, 2013
Operating revenue	$470	$1,589	$—	$2,059
Net income	123	262	2	387

Nine Months Ended September 30, 2014
Operating revenue	$1,433	$4,332	$—	$5,765
Net income (loss)	371	570	(234)	707

Nine Months Ended September 30, 2013
Operating revenue	$1,366	$4,184	$—	$5,550
Net income (loss)	355	587	(3)	939

Dominion Gas

The Corporate and Other Segment of Dominion Gas primarily includes specific items attributable to Dominion Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance and the effect of certain items recorded at Dominion Gas as a result of Dominion’s basis in the net assets contributed.

In the nine months ended September 30, 2014, Dominion Gas reported no amounts for specific items in the Corporate and Other segment. In the nine months ended September 30, 2013, Dominion Gas reported an after-tax net expense of $41 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net expenses for specific items in 2013 primarily related to the impact of the following items:

•	A $55 million ($33 million after-tax) impairment charge related to certain natural gas infrastructure assets; and

•	A $14 million ($8 million after-tax) charge primarily reflecting severance pay and other benefits related to workforce reductions.

The following table presents segment information pertaining to Dominion Gas’ operations:

	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2014
Operating revenue	$391	$—	$391
Net income (loss)	108	(1)	107

Three Months Ended September 30, 2013
Operating revenue	$388	$—	$388
Net income (loss)	131	(1)	130

Nine Months Ended September 30, 2014
Operating revenue	$1,388	$—	$1,388
Net income (loss)	370	(6)	364

Nine Months Ended September 30, 2013
Operating revenue	$1,404	$—	$1,404
Net income (loss)	368	(47)	321

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

Contents of MD&A

MD&A consists of the following information:

•	Forward-Looking Statements

•	Accounting Matters - Dominion and Virginia Power

•	Dominion

•	Results of Operations

•	Segment Results of Operations

•	Virginia Power

•	Results of Operations

•	Segment Results of Operations

•	Dominion Gas

•	Results of Operations

•	Liquidity and Capital Resources - Dominion and Virginia Power

•	Future Issues and Other Matters - Dominion and Virginia Power

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

The Companies make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, earthquakes, flooding and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•	Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Unplanned outages at facilities in which the Companies have an ownership interest;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s and Dominion Gas’ earnings and the Companies’ liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion and Dominion Gas;

•	Fluctuations in interest rates;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Impacts of acquisitions, divestitures, transfers of assets to joint ventures or an MLP, and retirements of assets based on asset portfolio reviews;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	The timing and execution of our MLP strategy;

•	Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs, changes in FERC’s interpretation of market rules and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in supplies of natural gas delivered to Dominion Gas’ pipeline and processing systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•	Additional competition in industries in which the Companies operate, including in electric markets in which Dominion’s merchant generation facilities operate, and competition in the planning, construction and ownership of certain electric transmission facilities in Virginia Power’s service territory in connection with FERC Order 1000;

•	The impact of operational hazards, including adverse developments with respect to pipeline safety or integrity;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion and Dominion Gas;

•	Changes in operating, maintenance and construction costs;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects and compliance with conditions associated with such regulatory approvals;

•	The inability to complete planned construction, conversion or expansion projects at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Adverse outcomes in litigation matters or regulatory proceedings; and

•	The impact of operational hazards, including adverse developments with respect to pipeline safety or integrity, and other catastrophic events.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2014, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2014	2013	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion	$529	$569	$(40)
Diluted EPS	0.90	0.98	(0.08)

Year-To-Date
Net income attributable to Dominion	$1,067	$1,266	$(199)
Diluted EPS	1.83	2.19	(0.36)

Overview

Third Quarter 2014 vs. 2013

Net income attributable to Dominion decreased 7% due to a decrease in gains on the sale of assets primarily to Blue Racer, and charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities. These decreases were partially offset by a lower effective tax rate.

Year-To-Date 2014 vs. 2013

Net income attributable to Dominion decreased 16% primarily due to charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, and the repositioning of Dominion’s producer services business, which was completed in the first quarter of 2014. These decreases were partially offset by the absence of previously recognized losses from discontinued operations related to Brayton Point and Kincaid, and the impact of higher margins from merchant generation operations.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Third Quarter			Year-To-Date
	2014	2013	$ Change	2014	2013	$ Change
(millions)
Operating revenue	$3,050	$3,432	$(382)	$9,493	$9,935	$(442)
Electric fuel and other energy-related purchases	743	1,107	(364)	2,710	2,933	(223)
Purchased electric capacity	86	91	(5)	261	267	(6)
Purchased gas	209	232	(23)	1,073	996	77

Net revenue	2,012	2,002	10	5,449	5,739	(290)

Other operations and maintenance	614	525	89	1,972	1,876	96
Depreciation, depletion and amortization	354	309	45	970	909	61
Other taxes	123	134	(11)	424	442	(18)
Other income	69	86	(17)	166	222	(56)
Interest and related charges	231	217	14	695	648	47
Income tax expense	228	305	(77)	477	709	(232)
Loss from discontinued operations	—	(23)	23	—	(92)	92

An analysis of Dominion’s results of operations follows:

Third Quarter 2014 vs. 2013

Other operations and maintenance increased 17%, primarily reflecting:

•	Decreased gains on the sale of assets to Blue Racer ($74 million);

•	A $43 million charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities; and

•	An $18 million increase in planned outage costs at certain non-nuclear utility generation facilities ($12 million) and certain merchant generation facilities ($6 million).

These increases were partially offset by:

•	A $28 million decrease in salaries, wages and benefits; and

•	A $17 million decrease in utility nuclear refueling outage costs primarily due to the deferral of such costs beginning in the second quarter of 2014 pursuant to Virginia legislation enacted in April 2014.

Depreciation, depletion and amortization increased 15%, primarily due to a one-time charge related to the implementation of a depreciation study retroactive to prior periods as ordered by the Virginia Commission.

Income tax expense decreased 25%, primarily reflecting lower pre-tax income ($55 million) and a lower effective tax rate ($22 million).

Loss from discontinued operations reflects the sale of Brayton Point and Kincaid in 2013.

Year-To-Date 2014 vs. 2013

Net revenue decreased 5%, primarily reflecting:

•	A $263 million decrease primarily related to the repositioning of Dominion’s producer services business which was completed in the first quarter of 2014, reflecting the termination of natural gas trading and certain energy marketing activities;

•	A $201 million decrease from retail energy marketing operations, primarily due to higher purchased power costs; and

•	A $35 million decrease from regulated natural gas distribution operations, primarily due to a decrease in rider revenue related to low income assistance programs ($65 million), partially offset by an increase in AMR and PIR program revenues ($16 million) and an increase in sales to customers due to an increase in heating degree days ($7 million).

These decreases were partially offset by:

•	A $153 million increase from electric utility operations, primarily reflecting:

•	An increase from rate adjustment clauses ($76 million);

•	An increase in sales to retail customers, primarily due to an increase in heating degree days ($41 million); and

•	An increase in ancillary revenues received from PJM ($15 million);

•	A $38 million increase from merchant generation operations, primarily due to higher realized prices ($105 million) and the absence of the nuclear disposal fee at Millstone beginning May 2014 ($6 million), partially offset by lower generation output primarily as a result of the May 2013 closure of Kewaunee ($74 million); and

•	A $16 million increase from regulated natural gas transmission operations, primarily due to a $44 million increase in gas transportation and storage activities and other revenues, largely due to various expansion projects being placed into service, partially offset by a decrease from NGL activities primarily due to a decrease in extraction and fractionation volumes ($28 million).

Other operations and maintenance increased 5%, primarily reflecting:

•	A $325 million charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities;

•	A $60 million increase in planned outage costs primarily due to an increase in scheduled outage days at certain non-nuclear utility generation facilities;

•	Decreased gains on the sale of assets to Blue Racer ($41 million); and

•	The absence of a $29 million gain recorded in 2013 resulting from the sale of Illinois Gas Contracts following Dominion’s decision to redeploy its capital into other markets.

These increases were partially offset by:

•	A gain on the sale of Dominion’s electric retail energy marketing business ($100 million) net of a $31 million write-off of goodwill;

•	The absence of a $65 million charge primarily reflecting impairment charges recorded in 2013 for certain natural gas infrastructure assets;

•	A $65 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income;

•	A $64 million decrease related to the May 2013 closure of Kewaunee;

•	A $43 million decrease in utility nuclear refueling outage costs primarily due to the deferral of such costs beginning in the second quarter of 2014 pursuant to Virginia legislation enacted in April 2014; and

•	A $27 million decrease related to the sale of Dominion’s electric retail energy marketing business in March 2014.

Other income decreased 25%, primarily due to the absence of the gain on the sale of Dominion’s equity method investment in Elwood in the third quarter of 2013 ($35 million), a decrease in the equity component of AFUDC ($25 million) and lower realized gains (net of investment income) on nuclear decommissioning trust funds ($11 million), partially offset by higher equity earnings primarily from Blue Racer ($14 million).

Income tax expense decreased 33%, primarily reflecting lower pre-tax income.

Loss from discontinued operations reflects the sale of Brayton Point and Kincaid in 2013.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
	2014	2013	$ Change	2014	2013	$ Change
(millions, except EPS)
Third Quarter
DVP(1)	$119	$121	$(2)	$0.20	$0.21	$(0.01)
Dominion Generation(1)	326	340	(14)	0.56	0.58	(0.02)
Dominion Energy	144	169	(25)	0.25	0.29	(0.04)

Primary operating segments	589	630	(41)	1.01	1.08	(0.07)
Corporate and Other(1)	(60)	(61)	1	(0.11)	(0.10)	(0.01)

Consolidated	$529	$569	$(40)	$0.90	$0.98	$(0.08)

Year-To-Date
DVP(1)	$366	$349	$17	$0.63	$0.60	$0.03
Dominion Generation(1)	794	779	15	1.36	1.35	0.01
Dominion Energy	482	472	10	0.82	0.81	0.01

Primary operating segments	1,642	1,600	42	2.81	2.76	0.05
Corporate and Other	(575)	(334)	(241)	(0.98)	(0.57)	(0.41)

Consolidated	$1,067	$1,266	$(199)	$1.83	$2.19	$(0.36)

(1)	2013 amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Generation segment.

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Third Quarter			Year-To-Date
	2014	2013	% Change	2014	2013	% Change
Electricity delivered (million MWh)	21.9	22.1	(1)%	63.6	62.4	2%
Degree days (electric distribution service area):
Cooling	1,058	1,029	3	1,587	1,568	1
Heating	2	8	(75)	2,548	2,372	7
Average electric distribution customer accounts (thousands)(1)	2,501	2,477	1	2,496	2,473	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Third Quarter 2014 vs. 2013 Increase (Decrease)		Year-To-Date 2014 vs. 2013 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(6)	$(0.01)	$9	$0.02
Other	2	—	(2)	—
FERC transmission equity return	7	0.01	16	0.03
Storm damage and service restoration	(2)	—	10	0.02
Other	(3)	(0.01)	(16)	(0.03)
Share dilution	—	—	—	(0.01)

Change in net income contribution	$(2)	$(0.01)	$17	$0.03

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Third Quarter			Year-To-Date
	2014	2013	% Change	2014		2013	% Change
Electricity supplied (million MWh):
Utility	22.1	22.3	(1)%	64.0		62.8	2%
Merchant(1)	7.2	6.9	4	19.4		19.8	(2)
Degree days (electric utility service area):
Cooling	1,058	1,029	3	1,587		1,568	1
Heating	2	8	(75)	2,548		2,372	7
Average retail energy marketing customer accounts (thousands)(2)	1,196	2,090	(43)	1,298	(3)	2,110	(38)

(1)	Excludes 1.6 million and 7.6 million MWh for the three and nine months ended September 30, 2013, respectively, related to Kewaunee, Brayton Point, Kincaid and Dominion’s 50% interest in Elwood.
(2)	Period average.
(3)	Excludes 511 thousand average retail electric energy marketing customer accounts due to the sale of this business in March 2014.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Third Quarter 2014 vs. 2013 Increase (Decrease)		Year-To-Date 2014 vs. 2013 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Merchant generation margin	$6	$0.01	$66	$0.12
Regulated electric sales:
Weather	(13)	(0.02)	16	0.03
Other	8	0.01	—	—
PJM ancillary services	(5)	(0.01)	21	0.03
Rate adjustment clause equity return	3	0.01	(16)	(0.03)
Retail energy marketing operations(1)	(1)	—	(19)	(0.03)
Salaries and benefits	6	0.01	(11)	(0.02)
Outage costs	(2)	—	(11)	(0.02)
AFUDC equity return	(5)	(0.01)	(16)	(0.03)
Other	(11)	(0.02)	(15)	(0.03)
Share dilution	—	—	—	(0.01)

Change in net income contribution	$(14)	$(0.02)	$15	$0.01

(1)	Excludes earnings from Retail electric energy marketing which was sold in March 2014.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Third Quarter			Year-To-Date
	2014	2013	% Change	2014	2013	% Change
Gas distribution throughput (bcf):
Sales	2	2	—%	23	20	15%
Transportation	56	40	40	242	202	20
Heating degree days (gas distribution service area)	126	109	16	4,242	3,773	12

Average gas distribution customer accounts (thousands)(1):
Sales	236	241	(2)	241	244	(1)
Transportation	1,044	1,041	—	1,054	1,051	—

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Third Quarter 2014 vs. 2013 Increase (Decrease)			Year-To-Date 2014 vs. 2013 Increase (Decrease)
	Amount		EPS	Amount		EPS
(millions, except EPS)
Blue Racer	$(41	)(1)	$(0.07)	$(9	)(1)	$(0.02)
Gas distribution margin:
Weather	—		—	4		0.01
Other	4		0.01	14		0.02
Other	12		0.02	1		—

Change in net income contribution	$(25)		$(0.04)	$10		$0.01

(1)	Includes decreases of $42 million and $22 million in gains from the sale of assets for the third quarter and year-to-date, respectively.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2014	2013	$ Change	2014	2013	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(33)	$(13)	$(20)	$(435)	$(144)	$(291)
Specific items attributable to corporate operations	17	(1)	18	(11)	(4)	(7)

Total specific items	(16)	(14)	(2)	(446)	(148)	(298)
Other corporate operations	(44)	(47)	3	(129)	(186)	57

Total net expense	$(60)	$(61)	$1	$(575)	$(334)	$(241)
EPS impact	$(0.11)	$(0.10)	$(0.01)	$(0.98)	$(0.57)	$(0.41)

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

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2014	2013	$ Change	2014	2013	$ Change
(millions)
Net income	$314	$387	$(73)	$707	$939	$(232)

Overview

Third Quarter 2014 vs. 2013

Net income decreased by 19% primarily due to charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, and a one-time charge related to implementing a depreciation study retroactive to prior periods as ordered by the Virginia Commission.

Year-To-Date 2014 vs. 2013

Net income decreased by 25% primarily due to charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2014	2013	$ Change	2014	2013	$ Change
(millions)
Operating revenue	$2,053	$2,059	$(6)	$5,765	$5,550	$215
Electric fuel and other energy-related purchases	649	651	(2)	1,817	1,749	68
Purchased electric capacity	86	91	(5)	261	267	(6)

Net revenue	1,318	1,317	1	3,687	3,534	153

Other operations and maintenance	401	356	45	1,375	1,030	345
Depreciation and amortization	260	218	42	695	636	59
Other taxes	63	64	(1)	205	196	9
Other income	24	19	5	60	71	(11)
Interest and related charges	101	93	8	311	270	41
Income tax expense	203	218	(15)	454	534	(80)

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2014 vs. 2013

Net revenue increased $1 million, primarily reflecting:

•	An increase from rate adjustment clauses ($25 million);

•	An increase in sales to customers due to the effect of favorable economic conditions on customer usage and other factors ($15 million); and

•	The impact of various other immaterial items ($6 million); partially offset by

•	A decrease in sales to retail customers due to milder weather ($31 million); and

•	A decrease in ancillary revenues received from PJM ($14 million).

Other operations and maintenance increased 13%, primarily reflecting a charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

Depreciation and amortization increased 19%, primarily due to a one-time charge related to the implementation of a depreciation study retroactive to prior periods as ordered by the Virginia Commission.

Year-To-Date 2014 vs. 2013

Net revenue increased 4%, primarily reflecting:

•	An increase from rate adjustment clauses ($76 million);

•	An increase in sales to retail customers, primarily due to an increase in heating degree days ($41 million); and

•	An increase in ancillary revenues received from PJM ($15 million).

Other operations and maintenance increased 33%, primarily reflecting a charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

Other income decreased 15%, primarily due to a decrease in the equity component of AFUDC ($23 million), partially offset by higher realized gains (including investment income) on nuclear decommissioning trust funds ($5 million) and an increase in amounts collectible from customers for taxes in connection with contributions in aid of construction ($5 million).

Interest and related charges increased 15%, primarily due to higher long-term debt interest expense resulting from debt issuances in August 2013 and February 2014 ($35 million) and a decrease in the debt component of AFUDC ($8 million).

Income tax expense decreased 15%, primarily reflecting lower pre-tax income ($120 million), partially offset by a higher effective tax rate ($40 million).

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	Third Quarter			Year-To-Date
	2014	2013	$ Change	2014	2013	$ Change
(millions)
DVP	$120	$123	$(3)	$371	$355	$16
Dominion Generation	248	262	(14)	570	587	(17)

Primary operating segments	368	385	(17)	941	942	(1)
Corporate and Other	(54)	2	(56)	(234)	(3)	(231)

Consolidated	$314	$387	$(73)	$707	$939	$(232)

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	Third Quarter			Year-To-Date
	2014	2013	% Change	2014	2013	% Change
Electricity delivered (million MWh)	21.9	22.1	(1)%	63.6	62.4	2%
Degree days (electric distribution service area):
Cooling	1,058	1,029	3	1,587	1,568	1
Heating	2	8	(75)	2,548	2,372	7
Average electric distribution customer accounts (thousands)(1)	2,501	2,477	1	2,496	2,473	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

	Third Quarter 2014 vs. 2013 Increase (Decrease)	Year-To-Date 2014 vs. 2013 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(6)	$9
Other	2	(2)
FERC transmission equity return	7	16
Storm damage and service restoration	(2)	10
Other	(4)	(17)

Change in net income contribution	$(3)	$16

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	Third Quarter			Year-To-Date
	2014	2013	% Change	2014	2013	% Change
Electricity supplied (million MWh):	22.1	22.3	(1)%	64.0	62.8	2%
Degree days (electric utility service area):
Cooling	1,058	1,029	3	1,587	1,568	1
Heating	2	8	(75)	2,548	2,372	7

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

	Third Quarter 2014 vs. 2013 Increase (Decrease)	Year-To-Date 2014 vs. 2013 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(13)	$16
Other	8	—
Rate adjustment clause equity return	3	(16)
PJM ancillary services	(5)	21
Salaries and benefits	3	(5)
Outage costs	3	(7)
AFUDC equity return	(5)	(16)
Other	(8)	(10)

Change in net income contribution	$(14)	$(17)

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2014	2013	$ Change	2014	2013	$ Change
(millions)
Specific items attributable to operating segments	$(49)	$—	$(49)	$(239)	$(5)	$(234)
Specific items attributable to corporate operations	(5)	—	(5)	4	—	4

Total specific items	(54)	—	(54)	(235)	(5)	(230)
Other corporate operations	—	2	(2)	1	2	(1)

Total net expense	$(54)	$2	$(56)	$(234)	$(3)	$(231)

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items.

Dominion Gas

Results of Operations

Presented below is a summary of Dominion Gas’ consolidated results:

	Third Quarter			Year-To-Date
	2014	2013	$ Change	2014	2013	$ Change
(millions)
Net income	$107	$130	$(23)	$364	$321	$43

Overview

Third Quarter 2014 vs. 2013

Net income decreased by 18% primarily due to decreased gains on sales of assets to related parties.

Year-To-Date 2014 vs. 2013

Net income increased by 13% primarily due to the absence of impairment charges for certain natural gas infrastructure assets.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Gas’ results of operations:

	Third Quarter			Year-To-Date
	2014	2013	$ Change	2014	2013	$ Change
(millions)
Operating revenue	$391	$388	$3	$1,388	$1,404	$(16)
Purchased gas	34	46	(12)	247	223	24
Other energy-related purchases	8	19	(11)	29	59	(30)

Net revenue	349	323	26	1,112	1,122	(10)

Other operations and maintenance	91	29	62	253	337	(84)
Depreciation and amortization	50	49	1	146	148	(2)
Other taxes	31	28	3	117	108	9
Other income	5	5	—	18	19	(1)
Interest and related charges	7	7	—	19	20	(1)
Income tax expense	68	85	(17)	231	207	24

An analysis of Dominion Gas’ results of operations follows:

Third Quarter 2014 vs. 2013

Other operations and maintenance increased $62 million, primarily reflecting decreased gains on the sale of assets to related parties.

Other taxes increased 11%, primarily due to the absence of a favorable property tax adjustment recorded in 2013.

Income tax expense decreased 20%, primarily reflecting lower pre-tax income.

Year-To-Date 2014 vs. 2013

Other operations and maintenance decreased 25%, primarily reflecting:

•	A $65 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income;

•	The absence of impairment charges recorded in 2013 related to certain natural gas infrastructure assets ($55 million); partially offset by

•	Decreased gains on the sale of assets to related parties ($40 million).

Income tax expense increased 12%, primarily reflecting higher pre-tax income.

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

At September 30, 2014, Dominion had $1.8 billion of unused capacity under its credit facilities, including $97 million of unused capacity under joint credit facilities available to Virginia Power. Effective July 10, 2014, Virginia Power increased its sub-limit under the $4 billion credit facility from $1.0 billion to $1.25 billion bringing its total sub-limit to $1.5 billion.

The sale of the electric retail energy marketing business and completion of the producer services repositioning in 2014 are not expected to have a material negative impact on Dominion’s liquidity.

A summary of Dominion’s cash flows is presented below:

	2014	2013
(millions)
Cash and cash equivalents at January 1	$316	$248
Cash flows provided by (used in):
Operating activities	2,410	2,950
Investing activities	(3,533)	(2,348)
Financing activities	1,025	(563)

Net increase (decrease) in cash and cash equivalents	(98)	39

Cash and cash equivalents at September 30	$218	$287

A summary of Virginia Power’s cash flows is presented below:

	2014	2013
(millions)
Cash and cash equivalents at January 1	$16	$28
Cash flows provided by (used in):
Operating activities	1,720	2,036
Investing activities	(2,284)	(1,948)
Financing activities	569	(65)

Net increase in cash and cash equivalents	5	23

Cash and cash equivalents at September 30	$21	$51

Operating Cash Flows

Net cash provided by Dominion’s operating activities decreased by $540 million, primarily due to lower deferred fuel cost recoveries in its Virginia jurisdiction, the repositioning of Dominion’s producer services business, and lower margins from nonregulated retail energy marketing operations. The decrease was partially offset by higher margins from merchant generation operations and lower net margin collateral requirements.

Net cash provided by Virginia Power’s operating activities decreased by $316 million, primarily due to lower deferred fuel cost recoveries.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. Virginia Power believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion.

Dominion’s and Virginia Power’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A. Risk Factors in this report.

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of September 30, 2014 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$48	$—	$48
Non-investment grade(2)	3	—	3
No external ratings:
Internally rated—investment grade(3)	29	—	29
Internally rated—non-investment grade(4)	49	—	49

Total	$129	$—	$129

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 22% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 16% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased by $1.2 billion, primarily due to higher capital expenditures and lower proceeds from sales of assets and businesses.

Net cash used in Virginia Power’s investing activities increased by $336 million, primarily due to higher capital expenditures.

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

In 2014, net cash provided by Dominion’s financing activities was $1 billion as compared to net cash used in financing activities of $563 million in 2013, primarily due to higher net debt issuances in 2014 as compared to 2013 and the acquisition of the Juniper noncontrolling interest in 2013.

In 2014, net cash provided by Virginia Power’s financing activities was $569 million as compared to net cash used in financing activities of $65 million in 2013, primarily due to higher net debt issuances.

See Note 14 to the Consolidated Financial Statements in this report for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, there is a discussion on the use of capital markets by Dominion and Virginia Power as well as the impact of credit ratings on the accessibility and costs of using these markets. As of September 30, 2014, there have been no changes in Dominion’s credit ratings. In October 2014, Fitch upgraded Virginia Power’s issuer credit rating to A- from BBB+ and its senior unsecured debt securities rating to A from A-. Fitch also affirmed Dominion’s issuer credit rating and its senior unsecured debt securities rating, both of which are BBB+.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, there is a discussion on the various covenants present in the enabling agreements underlying Dominion’s and Virginia Power’s debt. As of September 30, 2014, there have been no material changes to debt covenants, nor any events of default under Dominion’s and Virginia Power’s debt covenants.

In July 2014, Dominion amended the RCC of the June 2009 hybrids to expand the measurement period for consideration of proceeds from the sale of common stock or other equity-like issuances from 180 days to 365 days.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2014, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations as disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of September 30, 2014, Dominion’s planned capital expenditures for 2014, 2015 and 2016 are expected to total approximately $5.6 billion, $4.8 billion and $5.4 billion, respectively. The increase in planned capital expenditures, as compared to the amounts originally forecasted in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, primarily reflects additional solar generation projects, Dominion’s portion of the Atlantic Coast Pipeline, the strategic undergrounding program and electric substation security and other planning projects.

As of September 30, 2014, Virginia Power’s planned capital expenditures for 2014, 2015 and 2016 are expected to total approximately $3.0 billion, $2.6 billion and $3.0 billion, respectively. The increase in planned capital expenditures, as compared to the amounts originally forecasted in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, reflects the strategic undergrounding program and electric substation security and other planning projects. See Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Off-Balance Sheet Arrangements

As of September 30, 2014, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s and Virginia Power’s Consolidated Financial Statements that may impact Dominion’s and Virginia Power’s future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Coal Combustion Residuals

In June 2010, the EPA proposed to regulate CCRs as a regulated solid waste material, either as a hazardous waste or a non-hazardous waste. The proposed rule would regulate CCRs, which include fly ash, bottom ash, boiler slag, and flue gas desulfurization solid wastes, when disposed of in surface impoundments or ponds and landfills. Pursuant to a settlement with certain environmental groups and other parties, the EPA has until December 19, 2014 to sign a final rule designating CCRs as a hazardous or non-hazardous waste. The proposed rule requires the closure or retrofit of unlined CCR ponds and includes numerous new location, design, operational, and closure requirements for CCR ponds and landfills. Dominion anticipates that the EPA will complete their final rulemaking on schedule. Dominion currently cannot predict the financial impact on operations from this rulemaking, but believes that the final requirements could be material.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013, and Notes 12 and 15 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 12 in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and in this report for additional information on various regulatory matters.

Western Access II Project

During the second and third quarters of 2014, East Ohio executed long-term precedent agreements with customers for 450,000 Dths per day of service to new interconnects with interstate pipelines. This second phase of the Western Access Project will expand the number of interstate pipelines to which East Ohio will deliver processed gas to four. The project is expected to be completed in the fourth quarter of 2015 and cost approximately $130 million.

Supply Header Project

In September 2014, DTI announced its intent to construct and operate the Supply Header Project which is expected to cost approximately $500 million and provide 1,500,000 Dths per day of firm transportation service to various customers, including the Atlantic Coast Pipeline. In October 2014, DTI requested authorization to use the FERC’s pre-filing process. The application to request FERC authorization to construct and operate the project facilities is expected to be filed in the third quarter of 2015, with the facilities expected to be in service in the fourth quarter of 2018.

Leidy South Project

In June 2014, DTI executed binding precedent agreements with two power generators for the Leidy South Project. The project is expected to cost approximately $210 million and provide 155,000 Dths per day of firm transportation service from Leidy, Pennsylvania to Loudoun, Virginia. DTI plans to request authorization to utilize the FERC pre-filing process in December 2014. The application to request FERC authorization to construct and operate the project facilities would be filed in the fourth quarter of 2015. Service under the 20-year contracts is expected to commence in the fourth quarter of 2017.

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

Market Risk Sensitive Instruments and Risk Management

The Companies’ financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is present in Dominion’s and Virginia Power’s electric operations and Dominion’s and Dominion Gas’ gas procurement and marketing operations due to the exposure to market shifts in prices received and paid for electricity, natural gas and other commodities. The Companies use commodity derivative contracts to manage price risk exposures for these operations. Interest rate risk is generally related to their outstanding debt and future issuances of debt. In addition, the Companies are exposed to investment price risk through various portfolios of equity and debt securities.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $156 million and $171 million as of September 30, 2014 and December 31, 2013, respectively.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of September 30, 2014 or December 31, 2013.

A hypothetical 10% unfavorable change in commodity prices of Dominion Gas’ non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $3 million and $14 million as of September 30, 2014 and December 31, 2013, respectively. The decline in sensitivity is largely due to decreased commodity derivative activity.

The impact of a change in energy commodity prices on the Companies’ non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction, such as revenue from physical sales of the commodity.

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2014 or December 31, 2013.

The Companies may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges.

As of September 30, 2014, Dominion, Virginia Power and Dominion Gas had $3.5 billion, $850 million and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $37 million, $13 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at September 30, 2014. As of December 31, 2013, Dominion, Virginia Power and Dominion Gas had $1.1 billion, $600 million and $450 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $20 million, $13 million and $8 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2013.

The impact of a change in interest rates on the Companies’ interest rate-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net gains and/or losses from interest rate derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Investment Price Risk

Dominion and Virginia Power are subject to investment price risk due to securities held as investments in nuclear decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in the Consolidated Balance Sheets at fair value.

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $134 million, $126 million and $163 million for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $86 million, $225 million and $417 million for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $58 million, $36 million and $52 million for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $47 million, $116 million and $193 million for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013, respectively.

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

There were no changes in Dominion’s, Virginia Power’s, or Dominion Gas’ internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

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

In August 2014, Cove Point received a “Request to Show Cause” from the EPA alleging violations of certain release reporting requirements under CERCLA and EPCRA. In February 2013, Cove Point first reported to the EPA a continuous release of ammonia emissions from the NOx control systems attached to its electric generating turbines as a part of normal operations. While these emissions are not subject to permit limits, Cove Point verified and submitted to the EPA that the ammonia emissions periodically exceeded the reporting threshold between December 2012 and February 2013. Cove Point has further submitted to the EPA the required written follow-up reports. Cove Point is working with the EPA to resolve this matter. Cove Point believes that the civil penalty will be in the range of $365,000 to $550,000 which reflects management’s current reasonable estimate of the amount of the penalty.

In October 2014, Virginia Power received a draft consent order from the VDEQ in connection with excess carbon monoxide emissions reported in February 2014 for Altavista. The draft consent order includes a proposed penalty of approximately $135,000. Virginia Power has submitted to VDEQ a request to modify Altavista’s Title V air permit and is working with VDEQ to resolve this matter. The ultimate resolution of the consent order is not expected to have a material effect on Virginia Power.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are parties:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013.

•	Notes 12 and 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

•	Notes 12 and 18 to the Audited Consolidated Financial Statements in Exhibit 99.11(b) to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014.

•	Notes 11 and 13 to the Unaudited Consolidated Financial Statements in Exhibit 99.11(c) to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014.

•	Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and in this report.

ITEM 1A. RISK FACTORS

The Companies businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Exhibit 99.2 to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014, which should be taken into consideration when reviewing the information contained in this report. Other than the risk factor discussed below, there have been no material changes with regard to the risk factors previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Exhibit 99.2 to Dominion Gas’ Current Report on Form 8-K dated June 26, 2014. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

The development, construction and operation of the Cove Point liquefaction project will involve significant risks. As described in greater detail in Future Issues and Other Matters in Dominion’s Annual Report on Form 10-K for the year ended December 31, 2013, Dominion intends to invest significant financial resources in the liquefaction project. An inability to obtain financing or otherwise provide liquidity for the project on acceptable terms could negatively affect Dominion’s financial condition, cash flows, the project’s anticipated financial results and/or impair Dominion’s ability to execute the business plan for the project as scheduled.

Dominion must comply with conditions imposed by regulatory approvals. The DOE has authorized Dominion to export LNG to non-free trade agreement countries; however, all DOE export licenses are subject to review and possible withdrawal should the DOE conclude that such export authorization is no longer in the public interest, which could have a material adverse effect on the construction or operation of the facility. The FERC has issued an order approving the liquefaction project. In October 2014, several parties filed a motion to stay the order and requested rehearing. Additionally, the Maryland Commission’s final order with respect to the CPCN has been appealed to the Circuit Court for Baltimore City and is the subject of a motion of stay with the Maryland Commission. Dominion does not know whether any existing or potential interventions or other actions by third parties will interfere with its ability to maintain such approvals. In addition, the liquefaction project has been the subject of litigation in the past and could be the subject of litigation in the future. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect Dominion’s ability to execute its business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/14-7/31/14	2,671	$71.16	—	19,629,059 shares/ $1.18 billion
8/1/14-8/31/14	236	67.59	—	19,629,059 shares/ $1.18 billion
9/1/14-9/30/14	559	70.21	—	19,629,059 shares/ $1.18 billion

Total	3,466	$70.76	—	19,629,059 shares/ $1.18 billion

(1)	In July, August and September 2014, 2,671 shares, 236 shares and 559 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion BOD in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion BOD was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 5. OTHER INFORMATION

As discussed in Note 14 to the Consolidated Financial Statements in this report, Virginia Power redeemed all shares of each outstanding series of its preferred stock. Effective October 30, 2014, the Virginia Power BOD approved amendments to Virginia Power’s Articles of Incorporation to delete references to the redeemed series of preferred stock.

The text of the foregoing amendment to Virginia Power’s Articles of Incorporation is included in the Amended and Restated Articles of Incorporation filed herewith as Exhibit 3.1.b.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (filed herewith).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 3, 2013 (Exhibit 3.1, Form 8-K filed May 3, 2013, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JP Morgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Form of Third Supplemental and Amending Indenture, dated June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489).	X

10.1*	Dominion Resources, Inc. Executive Supplemental Retirement Plan, as amended and restated effective December 17, 2004 (Exhibit 10.5, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (filed herewith).	X	X	X

10.2*	Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (filed herewith).	X	X	X

10.3*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (filed herewith).	X	X	X

10.4*	Dominion Resources, Inc. New Retirement Benefit Restoration Plan, as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489 and Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-2255), as amended September 26, 2014 (filed herewith).	X	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2.a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2.b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101	The following financial statements from Dominion Resources, Inc.’s, Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 3, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

November 3, 2014	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 3, 2014	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

November 3, 2014	DOMINION GAS HOLDINGS, LLC Registrant

/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (filed herewith).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 3, 2013 (Exhibit 3.1, Form 8-K filed May 3, 2013, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JP Morgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Form of Third Supplemental and Amending Indenture, dated June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489).	X

10.1*	Dominion Resources, Inc. Executive Supplemental Retirement Plan, as amended and restated effective December 17, 2004 (Exhibit 10.5, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (filed herewith).	X	X	X

10.2*	Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (filed herewith).	X	X	X

10.3*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (filed herewith).	X	X	X

10.4*	Dominion Resources, Inc. New Retirement Benefit Restoration Plan, as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489 and Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-2255), as amended September 26, 2014 (filed herewith).	X	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2.a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2.b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101	The following financial statements from Dominion Resources, Inc.’s, Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 3, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement.