Form 10-K
period 2014-12-31
DOMINION RESOURCES INC /VA/; Dominion Gas Holdings, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2015-02-27
CIK 715957, 1603291, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrants as specified in their charters	I.R.S. Employer Identification Number
001-08489	DOMINION RESOURCES, INC.	54-1229715
000-55337	VIRGINIA ELECTRIC AND POWER COMPANY	54-0418825
000-55338	DOMINION GAS HOLDINGS, LLC	46-3639580
VIRGINIA (State or other jurisdiction of incorporation or organization)
	120 TREDEGAR STREET RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)
(804) 819-2000 (Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
DOMINION RESOURCES, INC.
Common Stock, no par value	New York Stock Exchange
2013 Series A 6.125% Corporate Units	New York Stock Exchange
2013 Series B 6% Corporate Units	New York Stock Exchange
2014 Series A 6.375% Corporate Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

VIRGINIA ELECTRIC AND POWER COMPANY

Common Stock, no par value

DOMINION GAS HOLDINGS, LLC

Limited Liability Company Membership Interests

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

Dominion Resources, Inc.    ☐            Virginia Electric and Power Company    ☒            Dominion Gas Holdings, LLC    ☒

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

Dominion Resources, Inc.    Yes  ☐    No  ☒        Virginia Electric and Power Company    Yes  ☐    No  ☒        Dominion Gas Holdings, LLC    Yes  ☐    No  ☒

The aggregate market value of Dominion Resources, Inc. common stock held by non-affiliates of Dominion was approximately $41.1 billion based on the closing price of Dominion’s common stock as reported on the New York Stock Exchange as of the last day of Dominion’s most recently completed second fiscal quarter. Dominion is the sole holder of Virginia Electric and Power Company common stock. As of January 31, 2015, Dominion had 588,138,107 shares of common stock outstanding and Virginia Power had 274,723 shares of common stock outstanding. Dominion Resources, Inc. holds all of the membership interests of Dominion Gas Holdings, LLC.

DOCUMENT INCORPORATED BY REFERENCE.

Portions of Dominion’s 2015 Proxy Statement are incorporated by reference in Part III.

This combined Form 10-K represents separate filings by Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company and Dominion Gas Holdings, LLC make no representations as to the information relating to Dominion Resources, Inc.’s other operations.

VIRGINIA ELECTRIC AND POWER COMPANY AND DOMINION GAS HOLDINGS, LLC MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND ARE FILING THIS FORM 10-K UNDER THE REDUCED DISCLOSURE FORMAT.

Dominion Resources, Inc., Virginia Electric and

Power Company and Dominion Gas Holdings, LLC

Glossary of Terms

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2013 Biennial Review Order	Order issued by the Virginia Commission in November 2013 concluding the 2011—2012 biennial review of Virginia Power’s base rates, terms and conditions
2013 Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013
2014 Equity Units	Dominion’s 2014 Series A Equity Units issued in July 2014
2015 Proxy Statement	Dominion 2015 Proxy Statement, File No. 001-08489
ABO	Accumulated benefit obligation
AES	Alternative Energy Solutions
AFUDC	Allowance for funds used during construction
AIP	Annual Incentive Plan
Altavista	Altavista power station
AMI	Advanced Metering Infrastructure
AMR	Automated meter reading program deployed by East Ohio
AOCI	Accumulated other comprehensive income (loss)
AROs	Asset retirement obligations
ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc.
Atlantic Coast Pipeline project

The approximately 550-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which will be owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources and constructed and operated by DTI

BACT	Best available control technology
bcf	Billion cubic feet
Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia
Blue Racer	Blue Racer Midstream, LLC, a joint venture with Caiman
BOEM	Bureau of Ocean Energy Management
BP	BP Wind Energy North America Inc.
Brayton Point	Brayton Point power station
BREDL	Blue Ridge Environmental Defense League
Bremo	Bremo power station
BRP	Dominion Retirement Benefit Restoration Plan
Brunswick County	A 1,358 MW combined cycle, natural gas-fired power station under construction in Brunswick County, Virginia
CAA	Clean Air Act
Caiman	Caiman Energy II, LLC
CAIR	Clean Air Interstate Rule
CAO	Chief Accounting Officer
CAP	IRS Compliance Assurance Process
CCR	Coal combustion residual
CD&A	Compensation Discussion and Analysis
CEA	Commodity Exchange Act
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CGN Committee	Compensation, Governance and Nominating Committee of Dominion’s Board of Directors
CGT	Carolina Gas Transmission Corporation
Chesapeake	Chesapeake power station
Clean Power Plan	Guidelines proposed by the EPA in June 2014 for states to follow in developing plans to reduce CO2 emissions from existing fossil fuel-fired electric generating units
CNG	Consolidated Natural Gas Company
CNO	Chief Nuclear Officer
CO2	Carbon dioxide
COL	Combined Construction Permit and Operating License
Companies	Dominion, Virginia Power and Dominion Gas, collectively
CONSOL	CONSOL Energy, Inc.
COO	Chief Operating Officer
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Corporate Unit	A stock purchase contract and 1/20 interest in a RSN issued by Dominion
Cove Point	Dominion Cove Point LNG, LP

Abbreviation or Acronym	Definition
Cove Point Holdings	Cove Point GP Holding Company, LLC
CPCN	Certificate of Public Convenience and Necessity
Crayne interconnect	DTI’s interconnect with Texas Eastern Transmission, LP in Greene County, Pennsylvania
CSAPR	Cross State Air Pollution Rule
CWA	Clean Water Act
DEI	Dominion Energy, Inc.
D.C.	District of Columbia
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	Department of Energy
Dominion

The legal entity, Dominion Resources, Inc., one or more of Dominion Resources, Inc.’s consolidated subsidiaries (other than Virginia Power or Dominion Gas) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
Dominion Gas

The legal entity, Dominion Gas Holdings, LLC (a single member limited liability company), one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Gas 2013 Senior Notes	The $400 million 2013 Series A 1.05% Senior Notes due 2016, $400 million 2013 Series B 3.55% Senior Notes due 2023 and $400 million 2013 Series C 4.80% Senior Notes due 2043
Dominion Iroquois	Dominion Iroquois, Inc.
Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, its consolidated subsidiary Cove Point Holdings, or the entirety of Dominion Midstream Partners, LP, and its consolidated subsidiary
Dominion NGL Pipelines, LLC

The initial owner of the 58-mile G-150 pipeline project, which is designed to transport approximately 27,000 barrels per day of NGLs from Natrium to an interconnect with the Appalachia to Texas Express ethane line of Enterprise Product Partners, L.P. near Follansbee, West Virginia

DRS	Dominion Resources Services, Inc.
DSM	Demand-side management
Dth	Dekatherm
DTI	Dominion Transmission, Inc.
DVP	Dominion Virginia Power operating segment
E&P	Exploration & production
EA	Environmental assessment
East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio
EGWP	Employer Group Waiver Plan
Elwood	Elwood power station
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPC	Engineering, procurement and construction
EPCRA	Emergency Planning and Community Right-to-Know Act
EPS	Earnings per share
ERISA	The Employee Retirement Income Security Act of 1974
ERM	Enterprise Risk Management
ERO	Electric Reliability Organization
ESBWR	General Electric-Hitachi’s Economic Simplified Boiling Water Reactor
ESRP	Dominion Executive Supplemental Retirement Plan
Excess Tax Benefits	Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
Fairless	Fairless power station
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Ltd.
Fowler Ridge	First phase of a wind-turbine facility joint venture with BP in Benton County, Indiana
Frozen Deferred Compensation Plan	Dominion Resources, Inc. Executives’ Deferred Compensation Plan
Frozen DSOP	Dominion Resources, Inc. Security Option Plan
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
GHG	Greenhouse gas
Green Mountain	Green Mountain Power Corporation
Hastings	A natural gas processing and fractionation facility located near Pine Grove, West Virginia
HATFA of 2014	Highway and Transportation Funding Act of 2014
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Hope	Hope Gas, Inc., doing business as Dominion Hope
House Bill 95	Ohio utility reform legislation effective September 2011

Abbreviation or Acronym	Definition
Illinois Gas Contracts	A Dominion Retail, Inc. natural gas book of business consisting of residential and commercial customers in Illinois
INPO	Institute of Nuclear Power Operations
IRCA	Intercompany revolving credit agreement
Iroquois	Iroquois Gas Transmission System L.P.
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
JD Power	J.D. Power and Associates
Joint Committee	U.S. Congressional Joint Committee on Taxation
June 2006 hybrids	2006 Series A Enhanced Junior Subordinated Notes due 2066
June 2009 hybrids	2009 Series A Enhanced Junior Subordinated Notes due 2064, subject to extensions no later than 2079
Juniper	Juniper Capital L.P.
Kewaunee	Kewaunee nuclear power station
Kincaid	Kincaid power station
kV	Kilovolt
Liability Management Exercise	Dominion exercise in 2014 to redeem certain debt and preferred securities
LIBOR	London Interbank Offered Rate
LIFO	Last-in-first-out inventory method
Line TPL-2A	An approximately 11-mile, 30-inch gathering pipeline extending from Tuscarawas County, Ohio to Harrison County, Ohio
Line TL-388	A 37-mile, 24-inch gathering pipeline extending from Texas Eastern, LP in Noble County, Ohio to its terminus at Dominion’s Gilmore Station in Tuscarawas County, Ohio
Line TL-404	An approximately 26-mile, 24- and 30- inch gas gathering pipeline that extends from Wetzel County, West Virginia to Monroe County, Ohio
Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point
LNG	Liquefied natural gas
LTIP	Long-term incentive program
MAP 21 Act	Moving Ahead for Progress in the 21st Century Act
Maryland Commission	Maryland Public Service Commission
Massachusetts Municipal	Massachusetts Municipal Wholesale Electric Company
MATS	Utility Mercury and Air Toxics Standard Rule
mcf	thousand cubic feet
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medicare Act	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
Medicare Part D	Prescription drug benefit introduced in the Medicare Act
mgd	Million gallons a day
Millstone	Millstone nuclear power station
MISO	Midwest Independent Transmission System Operators, Inc.
MLP	Master limited partnership, also known as publicly traded partnership
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
Natrium	A natural gas and fractionation facility located in Natrium, West Virginia, owned by Blue Racer
NAV	Net asset value
NCEMC	North Carolina Electric Membership Corporation
NedPower	A wind-turbine facility joint venture with Shell in Grant County, West Virginia
NEIL	Nuclear Electric Insurance Limited
NEOs	Named executive officers
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids
NO2	Nitrogen dioxide
Non-Employee Directors Plan	Non-Employee Directors Compensation Plan
North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
Northern System	Collection of approximately 131 miles of various diameter natural gas pipelines in Ohio
NOX	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange

Abbreviation or Acronym	Definition
October 2014 hybrids	2014 Series A Enhanced Junior Subordinated Notes due 2054
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting new requirements for electric transmission planning, cost allocation and development
OSHA	Occupational Safety and Health Administration
PBGC	Pension Benefit Guaranty Corporation
Peoples	The Peoples Natural Gas Company
Philadelphia Utility Index	Philadelphia Stock Exchange Utility Index
Pipeline Safety Act	The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011
PIPP	Percentage of Income Payment Plan deployed by East Ohio
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
PM&P	Pearl Meyer & Partners
PNG Companies LLC	An indirect subsidiary of Steel River Infrastructure Fund North America
ppb	Parts-per-billion
PSD	Prevention of significant deterioration
RCCs	Replacement Capital Covenants
RCRA	Resource Conservation and Recovery Act
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act, as amended in 2015

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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-1	A rate adjustment clause associated with the recovery of costs related to Remington Solar Facility
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases
ROE	Return on equity
ROIC	Return on invested capital
RPS	Renewable Portfolio Standard
RSN	Remarketable subordinated note
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
SAFSTOR

A method of nuclear decommissioning, as defined by the NRC, in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SAIDI	System Average Interruption Duration Index, metric used to measure electric service reliability
Salem Harbor	Salem Harbor power station
SEC	Securities and Exchange Commission
SELC	Southern Environmental Law Center
September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066
Shell	Shell WindEnergy, Inc.
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
State Line	State Line power station
Surry	Surry nuclear power station
TSR	Total shareholder return
U.S.	United States of America
UAO	Unilateral Administrative Order
UEX Rider	Uncollectible Expense Rider deployed by East Ohio
VDEQ	Virginia Department of Environmental Quality

Abbreviation or Acronym	Definition
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 600 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries
VOWTAP	Virginia Offshore Wind Technology Advancement Project
Warren County	A 1,342 MW combined-cycle, natural gas-fired power station in Warren County, Virginia
West Virginia Commission	Public Service Commission of West Virginia
Western System	Collection of approximately 212 miles of various diameter natural gas pipelines and three compressor stations in Ohio
Yorktown	Yorktown power station

Part I

Item 1. Business

GENERAL

Dominion, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, is one of the nation’s largest producers and transporters of energy. Dominion’s strategy is to be a leading provider of electricity, natural gas and related services to customers primarily in the eastern region of the U.S. As of December 31, 2014, Dominion’s portfolio of assets includes approximately 24,600 MW of generating capacity, 6,400 miles of electric transmission lines, 57,100 miles of electric distribution lines, 10,900 miles of natural gas transmission, gathering and storage pipeline and 21,900 miles of gas distribution pipeline, exclusive of service lines. As of December 31, 2014, Dominion serves over 5 million utility and retail energy customers in 10 states and operates one of the nation’s largest underground natural gas storage systems, with approximately 947 bcf of storage capacity.

In September 2013, Dominion announced its plans to form an MLP in 2014 by contributing certain of its midstream natural gas assets to the MLP initially and over time. In October 2014, Dominion Midstream launched its initial public offering and issued 20,125,000 common units representing limited partner interests, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters. Dominion owns the general partner and 68.5% of the limited partner interests in Dominion Midstream, which owns a preferred equity interest and the general partner interest in Cove Point. Dominion Midstream is consolidated by Dominion, and is an SEC registrant. However, its Form 10-K is filed separately and is not combined herein.

Dominion is focused on expanding its investment in regulated electric generation, transmission and distribution and regulated natural gas transmission and distribution infrastructure within and around its existing footprint. With this investment, Dominion expects 80% to 90% of future earnings from its primary operating segments to come from regulated and long-term contracted businesses.

Dominion continues to expand and improve its regulated and long-term contracted electric and natural gas businesses, in accordance with its six-year capital investment program. A major impetus for this program is to meet the anticipated increase in demand in its electric utility service territory. Other drivers for the capital investment program include the construction of infrastructure to handle the increase in natural gas production from the Marcellus and Utica Shale formations, to upgrade Dominion’s gas and electric transmission and distribution networks, and to meet environmental requirements and standards set by various regulatory bodies. Investments in utility solar generation are expected to be a focus in meeting such environmental requirements, particularly in Virginia. Investments to gather and process natural gas production from the Utica Shale formation, in eastern Ohio and western Pennsylvania, are being made by the Blue Racer joint venture. In September 2014, Dominion announced the formation of Atlantic Coast Pipeline. Atlantic Coast Pipeline is focused on constructing an approximately 550-mile natural gas pipeline running from West Virginia through Virginia to North Carolina, to increase natural gas supplies in the region.

Dominion has transitioned to a more regulated, less volatile earnings mix as evidenced by its capital investments in regulated infrastructure and infrastructure whose output is sold under long-term purchase agreements, as well as dispositions of certain merchant generation facilities during 2013 and the sale of the electric retail energy marketing business in March 2014. Dominion’s nonregulated operations include merchant generation, energy marketing and price risk management activities and natural gas retail energy marketing operations. Dominion’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Gas.

Virginia Power, headquartered in Richmond, Virginia and incorporated in Virginia in 1909 as a Virginia public service corporation, is a wholly-owned subsidiary of Dominion and a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and North Carolina. In Virginia, Virginia Power conducts business under the name “Dominion Virginia Power” and primarily serves retail customers. In North Carolina, it conducts business under the name “Dominion North Carolina Power” and serves retail customers located in the northeastern region of the state, excluding certain municipalities. In addition, Virginia Power sells electricity at wholesale prices to rural electric cooperatives, municipalities and into wholesale electricity markets. All of Virginia Power’s stock is owned by Dominion.

Dominion Gas, a limited liability company formed in September 2013, is a wholly-owned subsidiary of Dominion and a holding company. It serves as the intermediate parent company for the majority of Dominion’s regulated natural gas operating subsidiaries, which conduct business activities through a regulated interstate natural gas transmission pipeline and underground storage system in the Northeast, mid-Atlantic and Midwest states, regulated gas transportation and distribution operations in Ohio, and gas gathering and processing activities primarily in West Virginia, Ohio and Pennsylvania. Dominion Gas’ wholly-owned subsidiaries are DTI, East Ohio and Dominion Iroquois. DTI is an interstate natural gas transmission pipeline company serving a broad mix of customers such as local gas distribution companies, marketers, interstate and intrastate pipelines, electric power generators and natural gas producers. The DTI system links to other major pipelines and markets in the mid-Atlantic, Northeast, and Midwest including Dominion’s Cove Point pipeline. DTI also operates one of the largest underground natural gas storage systems in the U.S. and is a producer and supplier of NGLs. East Ohio is a regulated natural gas distribution operation serving residential, commercial and industrial gas sales and transportation customers. Its service territory includes Cleveland, Akron, Canton, Youngstown and other eastern and western Ohio communities. Dominion Iroquois holds a 24.72% general partnership interest in a 416-mile FERC–regulated interstate natural gas pipeline extending from the U.S.-Canadian border at Waddington, New York through the state of Connecticut to South Commack, New York and Hunts Point, Bronx, New York. All of Dominion Gas’ membership interests are owned by Dominion.

Amounts and information disclosed for Dominion are inclusive of Virginia Power and/or Dominion Gas, where applicable.

EMPLOYEES

As of December 31, 2014, Dominion had approximately 14,400 full-time employees, of which approximately 5,300 employees are subject to collective bargaining agreements. As of December 31, 2014, Virginia Power had approximately 6,800 full-time employees, of which approximately 3,100 employees are subject to collective bargaining agreements. As of December 31, 2014, Dominion Gas had approximately 2,800 full-time employees, of which approximately 2,000 employees are subject to collective bargaining agreements.

WHERE YOU CAN FIND MORE INFORMATION ABOUT THE COMPANIES

The Companies file their annual, quarterly and current reports, proxy statements and other information with the SEC. Their SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document they file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

The Companies make their SEC filings available, free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, through Dominion’s internet website, http://www.dom.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. Information contained on Dominion’s website is not incorporated by reference in this report.

ACQUISITIONS AND DISPOSITIONS

Following are significant acquisitions and divestitures by the Companies during the last five years.

ACQUISITION OF SOLAR DEVELOPMENT PROJECTS

Throughout 2014, Dominion completed the acquisitions of 100% of the equity interests in various solar development projects in California for approximately $200 million. The projects are expected to cost approximately $599 million to construct, including the initial acquisition cost, and are expected to generate approximately 179 MW. See Note 3 to the Consolidated Financial Statements for additional information on solar acquisitions.

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

SALE OF PIPELINES AND PIPELINE SYSTEMS

In March 2014, Dominion Gas sold the Northern System to an affiliate that subsequently sold the Northern System to Blue Racer for consideration of approximately $84 million. Dominion Gas’ consideration consisted of $17 million in cash proceeds and the extinguishment of affiliated current borrowings of $67 million and Dominion’s consideration consisted of cash proceeds of approximately $84 million.

In September 2013, DTI sold Line TL-388 to Blue Racer for approximately $75 million in cash proceeds.

In December 2012, East Ohio sold two pipeline systems to an affiliate for consideration of approximately $248 million. East Ohio’s consideration consisted of $61 million in cash proceeds and the extinguishment of affiliated long-term debt of $187 million and Dominion’s consideration consisted of a 50% interest in Blue Racer and cash proceeds of approximately $115 million.

See Note 9 to the Consolidated Financial Statements for additional information on sales of pipelines and pipeline systems.

ASSIGNMENTS OF MARCELLUS SHALE ACREAGE

In November 2014, DTI closed an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provides for payments to DTI, subject to customary adjustments, of approximately $120 million over a period of four years, and an overriding royalty interest in gas produced from the acreage.

In December 2013, DTI closed on agreements with two natural gas producers to convey over time approximately 100,000 acres of Marcellus Shale development rights underneath several natural gas storage fields. The agreements provide for payments to DTI, subject to customary adjustments, of approximately $200 million over a period of nine years, and overriding royalty interest in gas produced from that acreage.

See Note 10 to the Consolidated Financial Statements for additional information on these sales of Marcellus acreage.

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

Dominion Gas manages its daily operations through its primary operating segment: Dominion Energy. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance.

While daily operations are managed through the operating segments previously discussed, assets remain wholly-owned by the Companies and their respective legal subsidiaries.

A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion		Virginia Power	Dominion Gas
DVP	Regulated electric distribution	X		X
	Regulated electric transmission	X		X
Dominion Generation	Regulated electric fleet	X		X
	Merchant electric fleet	X
	Nonregulated retail energy marketing	X
Dominion Energy	Gas transmission and storage	X	(1)		X
	Gas distribution and storage	X			X
	Gas gathering and processing	X			X
	LNG import and storage	X

(1)	Includes remaining producer services activities.

For additional financial information on operating segments, including revenues from external customers, see Note 25 to the Consolidated Financial Statements. For additional information on operating revenue related to the Companies’ principal products and services, see Notes 2 and 4 to the Consolidated Financial Statements, which information is incorporated herein by reference.

DVP

The DVP Operating Segment of Dominion and Virginia Power includes Virginia Power’s regulated electric transmission and dis-

tribution (including customer service) operations, which serve approximately 2.5 million residential, commercial, industrial and governmental customers in Virginia and North Carolina.

DVP announced its six-year investment plan, which includes spending approximately $8.9 billion from 2015 through 2020 to upgrade or add new transmission and distribution lines, substations and other facilities to meet growing electricity demand within its service territory and maintain reliability. The proposed electric delivery infrastructure projects are intended to address both continued customer growth and increases in electricity consumption by the typical consumer. In addition, data centers continue to contribute to anticipated demand growth.

Revenue provided by electric distribution operations is based primarily on rates established by state regulatory authorities and state law. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Operationally, electric distribution continues to focus on improving service levels while striving to reduce costs and link investments to operational results. As a result, electric service reliability and customer service have improved. Virginia Power continues to see improvement as SAIDI performance results, excluding major events, were 113 minutes at the end of 2014, down from the three-year average of 120 minutes. Virginia Power’s overall customer satisfaction improved year over year when compared to its 2013 score in the South Large segment of JD Power’s rankings. In the future, safety, electric service reliability and customer service will remain key focus areas for electric distribution.

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

COMPETITION

DVP Operating Segment—Dominion and Virginia Power

There is no competition for electric distribution service within Virginia Power’s service territory in Virginia and North Carolina and no such competition is currently permitted. Historically, since its electric transmission facilities are integrated into PJM and electric transmission services are administered by PJM, there was no competition in relation to transmission service provided to customers within the PJM region. However, competition from non-incumbent PJM transmission owners for development, construction and ownership of certain transmission facilities in Virginia Power’s service territory is now permitted pursuant to FERC Order 1000, subject to state and local siting and permit-

ting approvals. This could result in additional competition to build transmission lines in Virginia Power’s service area in the future and could allow Dominion to seek opportunities to build facilities in other service territories.

REGULATION

DVP Operating Segment—Dominion and Virginia Power

Virginia Power’s electric retail service, including the rates it may charge to jurisdictional customers, is subject to regulation by the Virginia and North Carolina Commissions. Virginia Power’s wholesale electric transmission rates, tariffs and terms of service are subject to regulation by FERC. Electric transmission siting authority remains the jurisdiction of the Virginia and North Carolina Commissions. However, EPACT provides FERC with certain backstop authority for transmission siting. See State Regulations and Federal Regulations in Regulation and Note 13 to the Consolidated Financial Statements for additional information, including a discussion of the 2013 Biennial Review Order.

PROPERTIES

DVP Operating Segment—Dominion and Virginia Power

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

As a part of PJM’s RTEP process, PJM authorized the following material reliability projects (including estimated cost):

•	Mt. Storm-to-Doubs line ($336 million);
•	Surry-to-Skiffes Creek-to-Whealton lines ($150 million);
•	Dooms-to-Lexington line ($112 million);
•	Cunningham-to-Dooms ($100 million); and
•	Landstown voltage regulation project ($70 million).

The following material reliability projects (including estimated cost) are awaiting PJM authorization:

•	Warrenton project (including Remington CT-to-Warrenton, Vint Hill-to-Wheeler, Wheeler-to-Loudoun and Vint Hill and Wheeler switching stations) ($109 million); and
•	Cunningham-to-Elmont line ($106 million).

Over the next 5 years, Virginia Power plans to increase transmission substation physical security and to invest in a new system operations center. Virginia Power expects to invest $300 million–$500 million during that time to strengthen its electrical system to better protect critical equipment, enhance its spare equipment process, and create multiple levels of security.

In addition, Virginia Power’s electric distribution network includes approximately 57,100 miles of distribution lines, exclusive of service level lines, in Virginia and North Carolina. The grants for most of its electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked.

Virginia legislation in 2014 provides for the recovery of costs, subject to approval by the Virginia Commission, for Virginia Power to move approximately 4,000 miles of electric distribution lines underground. The program, designed to reduce restoration outage time, has an annual investment cap of approximately $175 million, and is expected to be implemented over the next decade.

SOURCES OF ENERGY SUPPLY

DVP Operating Segment—Dominion and Virginia Power

DVP’s supply of electricity to serve Virginia Power customers is produced or procured by Dominion Generation. See Dominion Generation for additional information.

SEASONALITY

DVP Operating Segment—Dominion and Virginia Power

DVP’s earnings vary seasonally as a result of the impact of changes in temperature, the impact of storms and other catastrophic weather events, and the availability of alternative sources for heating on demand by residential and commercial customers. Generally, the demand for electricity peaks during the summer and winter months to meet cooling and heating needs. An increase in heating degree days for DVP’s electric utility–related operations does not produce the same increase in revenue as an increase in cooling degree days, due to seasonal pricing differentials and because alternative heating sources are more readily available.

Dominion Generation

The Dominion Generation Operating Segment of Virginia Power includes the generation operations of the Virginia Power regulated electric utility and its related energy supply operations. Virginia Power’s utility generation operations primarily serve the supply requirements for the DVP segment’s utility customers. The Dominion Generation Operating Segment of Dominion includes Virginia Power’s generation facilities and its related energy supply operations as well as the generation operations of Dominion’s merchant fleet and energy marketing and price risk management activities for these assets and Dominion’s nonregulated natural gas retail energy marketing operations.

Dominion Generation’s six-year electric utility investment plan includes spending approximately $9.7 billion from 2015 through 2020 to construct new generation capacity to meet growing electricity demand within its utility service territory. The most significant project currently under construction is Brunswick County, which is estimated to cost approximately $1.2 billion, excluding financing costs. See Properties for additional information on this and other utility projects.

In addition, Dominion’s merchant fleet has acquired and developed numerous renewable generation projects, which began operations in 2013 and 2014. The total cost of the projects is approximately $856 million, excluding financing costs, and includes a fuel cell generation facility in Connecticut and solar generation facilities in California, Indiana, Georgia, Tennessee and Connecticut. The output of these facilities is sold under long-term power purchase agreements with terms ranging from 15 to

25 years. See Note 3 to the Consolidated Financial Statements for additional information regarding certain solar acquisitions.

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

The Dominion Generation Operating Segment of Dominion derives its earnings primarily from the sale of electricity generated by Virginia Power’s utility and Dominion’s merchant generation assets, as well as from associated capacity and ancillary services. Variability in earnings provided by Dominion’s nonrenewable merchant fleet relates to changes in market-based prices received for electricity and capacity. Market-based prices for electricity are largely dependent on commodity prices, primarily natural gas, and the demand for electricity, which is primarily dependent upon weather. Capacity prices are dependent upon resource requirements in relation to the supply available (both existing and new) in the forward capacity auctions, which are held approximately three years in advance of the associated delivery year. Dominion manages the electric price volatility of its merchant fleet by hedging a substantial portion of its expected near-term energy sales with derivative instruments. Variability also results from changes in the cost of fuel consumed, labor and benefits and the timing, duration and costs of scheduled and unscheduled outages. In 2012 and 2013, Dominion sold or began decommissioning several of its merchant generation facilities, including Brayton Point, Kincaid, State Line, Salem Harbor and Kewaunee.

Dominion’s retail energy marketing operations compete in nonregulated energy markets. In March 2014, Dominion completed the sale of its electric retail energy marketing business; however, it still participates in the retail natural gas and energy-related products and services businesses. The remaining customer base includes approximately 1.3 million customer accounts. Dominion has a heavy concentration of natural gas customers in markets where utilities have a long-standing commitment to customer choice.

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

Dominion Generation Operating Segment—Dominion

Unlike Dominion Generation’s regulated generation fleet, its nonrenewable merchant generation fleet is dependent on its ability to operate in a competitive environment and does not have a predetermined rate structure that provides for a rate of return on its capital investments. Dominion Generation’s recently acquired and developed renewable generation projects are not subject to significant competition as the output from these facilities is primarily sold under long-term power purchase agreements lasting between 15 and 25 years. Competition for the nonrenewable merchant fleet is impacted by electricity and fuel prices, new market entrants, construction by others of generating assets and transmission capacity, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors. These competitive factors may negatively impact the merchant fleet’s ability to profit from the sale of electricity and related products and services.

Dominion Generation’s nonrenewable merchant assets operate within functioning RTOs and primarily compete on the basis of price. Competitors include other generating assets bidding to operate within the RTOs. These RTOs have clearly identified market rules that ensure the competitive wholesale market is functioning properly. Dominion Generation’s nonrenewable merchant units compete in the spot market with other generators to sell a variety of products including energy, capacity and ancillary services. It is difficult to compare various types of generation given the wide range of fuels, fuel procurement strategies, efficiencies and operating characteristics of the fleet within any given RTO. However, Dominion applies its expertise in operations, dispatch and risk management to maximize the degree to which its nonrenewable merchant fleet is competitive compared to similar assets within the region.

Dominion’s retail energy marketing operations compete against incumbent utilities and other energy marketers in nonregulated energy markets for natural gas. Customers in these markets have the right to select a retail marketer and typically do so based upon price savings or price stability; however, incumbent utilities have the advantage of long-standing relationships with their customers and greater name recognition in their markets.

REGULATION

Dominion Generation Operating Segment—Dominion and Virginia Power

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

Dominion Generation Operating Segment—Dominion and Virginia Power

The generation capacity of Virginia Power’s electric utility fleet totals approximately 20,400 MW. The generation mix is diversified and includes coal, nuclear, gas, oil, hydro, renewables, and power purchase agreements. Virginia Power’s generation facilities are located in Virginia, West Virginia and North Carolina and serve load in Virginia and northeastern North Carolina.

Virginia Power is developing, financing, and constructing new generation capacity to meet growing electricity demand within its service territory. Significant projects under construction or development are set forth below:

•

In August 2013, the Virginia Commission authorized the construction of Brunswick County, which is estimated to cost approximately $1.2 billion. Construction of the facility commenced in the third quarter of 2013 with commercial operations expected to begin in mid- 2016. Brunswick County is expected to offset the expected reduction in capacity caused by the retirement of coal-fired units at Chesapeake in December 2014 and at Yorktown as early as 2016, primarily due to the cost of compliance with MATS.

•

In January 2015, Virginia Power filed a CPCN with the Virginia Commission to build the state’s first utility-scale solar facility. The 20 MW project would be built near Virginia Power’s Remington Power Station in Fauquier County. The estimated in-service date for the facility, subject to regulatory approvals, is the fourth quarter of 2016.

•	Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna. See Note 13 to the Consolidated Financial Statements for more information on this project.
•

The BOEM auctioned approximately 113,000 acres of federal land off the Virginia coast as a single lease for construction of offshore wind turbines. Virginia Power was awarded the lease, effective November 1, 2013. BOEM has several lease milestones with which Virginia Power must comply as conditions to being awarded the lease.

•

Virginia Power is also considering the development of a commercial offshore wind generation project through a federal land lease off the Virginia coast. Virginia Power and several partners are collaborating to develop a 12 MW offshore wind demonstration project, which is proposed to be located approximately 24 miles off the coast of Virginia. In May 2014, the DOE selected the VOWTAP as one of three projects to receive up to $47 million of follow-on funding. This project may be operational as early as the end of 2017, pending regulatory approvals.

Dominion Generation Operating Segment—Dominion

The generation capacity of Dominion’s merchant fleet totals approximately 4,200 MW. The generation mix is diversified and includes nuclear, natural gas, and renewables. Merchant nonrenewable generation facilities are located in Connecticut, Pennsylvania and Rhode Island, with a majority of that capacity concentrated in New England. Dominion’s merchant renewable generation facilities include a fuel cell generation facility in Connecticut, solar generation facilities in Indiana, Georgia, California, Tennessee and Connecticut, and wind generation facilities in Indiana and West Virginia. Additional solar projects under construction are as set forth below:

•

In September 2014, Dominion entered into agreements to acquire 100% of the equity interests in two solar projects in California from EDF Renewable Development, Inc. for approximately $175 million. The acquisitions are expected to close in the first half of 2015 prior to the projects commencing operations. The projects are expected to cost approximately $185 million once constructed, including the initial acquisition cost. Upon completion, the facilities are expected to generate approximately 42 MW.

•

In October 2014, Dominion acquired 100% of the equity interests of a solar project in Utah from juwi solar Inc. The project is expected to cost approximately $120 million once constructed, including the initial acquisition cost. The facility is expected to begin commercial operations in the second half of 2015 and generate approximately 50 MW.

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

Dominion Generation’s natural gas and oil supply is obtained from various sources including purchases from major and independent producers in the Mid-Continent and Gulf Coast regions, purchases from local producers in the Appalachian area and Marcellus and Utica regions, purchases from gas marketers and withdrawals from underground storage fields owned by Dominion or third parties. Dominion Generation manages a portfolio of natural gas transportation contracts (capacity) that provides for reliable natural gas deliveries to its gas turbine fleet, while minimizing costs.

Biomass—Dominion Generation’s biomass supply is obtained through long-term contracts and short-term spot agreements from local suppliers.

Purchased Power—Dominion Generation purchases electricity from the PJM spot market and through power purchase agreements with other suppliers to provide for utility system load requirements.

Dominion Generation also occasionally purchases electricity from the PJM and ISO-NE spot markets to satisfy physical forward sale requirements as part of its merchant generation operations.

Dominion Generation Operating Segment—Virginia Power

Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2014	2013	2012
Nuclear(1)	33%	33%	33%
Purchased power, net	19	21	27
Coal(2)	30	29	22
Natural gas	15	16	17
Other(3)	3	1	1
Total	100%	100%	100%

(1)	Excludes ODEC’s 11.6% ownership interest in North Anna.
(2)	Excludes ODEC’s 50.0% ownership interest in the Clover power station. The average cost of coal for 2014 Virginia in-system generation was $35.30 per MWh.
(3)	Includes oil, hydro and biomass.

Dominion Generation Operating Segment-Dominion

The supply of gas to serve Dominion’s retail energy marketing customers is procured through market wholesalers or by Dominion Energy. See Dominion Energy for additional information.

SEASONALITY

Dominion Generation Operating Segment—Dominion and Virginia Power

Sales of electricity for Dominion Generation typically vary seasonally as a result of the impact of changes in temperature and the availability of alternative sources for heating on demand by residential and commercial customers. See DVP—Seasonality above for additional considerations that also apply to Dominion Generation.

Dominion Generation Operating Segment—Dominion

The earnings of Dominion’s retail energy marketing operations also vary seasonally. Generally, the demand for gas peaks during the winter months to meet heating needs.

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

Virginia Power believes that the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover expected decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects the long- term investment horizon, since the units will not be decommissioned for decades, and a positive long-term outlook for trust fund investment returns. Virginia Power will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirements, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC.

The estimated cost to decommission Virginia Power’s four nuclear units is reflected in the table below and is primarily based upon site-specific studies completed in 2014. These cost studies are generally completed every four to five years. The current cost estimates assume decommissioning activities will begin shortly after cessation of operations, which will occur when the operating licenses expire. Virginia Power expects to decommission the Surry and North Anna units during the period 2032 to 2078.

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

As part of Dominion’s acquisition of both Millstone and Kewaunee, it acquired decommissioning funds for the related units. Any funds remaining in Kewaunee’s trust after decommissioning is completed are required to be refunded to Wisconsin ratepayers. Dominion believes that the amounts currently available in the decommissioning trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. Dominion will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirements, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. The estimated cost to decommission Dominion’s eight units is reflected in the table below and is primarily based upon site-specific studies completed for Surry, North Anna and Millstone in 2014 and for Kewaunee in 2013.

The estimated decommissioning costs and license expiration dates for the nuclear units owned by Dominion and Virginia Power are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2014 dollars)(1)	Funds in trusts at December 31, 2014	2014 contributions to trusts
(dollars in millions)
Surry
Unit 1	2032	$576	$547	$0.6
Unit 2	2033	596	539	0.6
North Anna
Unit 1(2)	2038	493	435	0.4
Unit 2(2)	2040	504	409	0.3
Total (Virginia Power)		2,169	1,930	1.9
Millstone
Unit 1(3)	n/a	367	450	—
Unit 2	2035	540	569	—
Unit 3(4)	2045	656	559	—
Kewaunee
Unit 1(5)	n/a	520	688	—
Total (Dominion)		$4,252	$4,196	$1.9

(1)	The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Dominion’s and Virginia Power’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Dominion’s and Virginia Power’s nuclear decommissioning AROs.
(2)	North Anna is jointly owned by Virginia Power (88.4%) and ODEC (11.6%). However, Virginia Power is responsible for 89.26% of the decommissioning obligation. Amounts reflect 89.26% of the decommissioning cost for both of North Anna’s units.
(3)	Unit 1 permanently ceased operations in 1998, before Dominion’s acquisition of Millstone.
(4)	Millstone Unit 3 is jointly owned by Dominion Nuclear Connecticut, with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain. Decommissioning cost is shown at Dominion’s ownership percentage. At December 31, 2014, the minority owners held approximately $35 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.
(5)	Permanently ceased operations in 2013.

Also see Note 14 and Note 22 to the Consolidated Financial Statements for further information about AROs and nuclear decommissioning, respectively, and Note 9 for information about nuclear decommissioning trust investments.

Dominion Energy

The Dominion Energy Operating Segment of Dominion Gas includes the majority of Dominion’s regulated natural gas operations. DTI, the gas transmission pipeline and storage business, serves gas distribution businesses and other customers in the Northeast, mid-Atlantic and Midwest. Included in the transmission pipeline and storage business is gas gathering and processing activity, which sells extracted products at market rates. East Ohio, the primary gas distribution business of Dominion, serves residential, commercial and industrial gas sales, transportation and gathering service customers. Dominion Iroquois holds a 24.72% general partnership interest in Iroquois, which provides service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end users, through interconnecting pipelines and exchanges primarily in New York.

Earnings for the Dominion Energy Operating Segment of Dominion Gas primarily result from rates established by FERC and the Ohio Commission. The profitability of these businesses is dependent on Dominion Gas’ ability, through the rates it is permitted to charge, to recover costs and earn a reasonable return on its capital investments. Variability in earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, which are dependent on weather, changes in commodity prices and the economy.

Revenue from processing and fractionation operations largely results from the sale of commodities at market prices. For DTI’s processing plants, Dominion Gas purchases the wet gas product from producers and retains some or all of the extracted NGLs as compensation for its services. This exposes Dominion Gas to commodity price risk for the value of the spread between the NGL products and natural gas. In addition, Dominion Gas has volumetric risk since gas deliveries to DTI’s facilities are not under long-term contracts.

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

In addition to the operations of Dominion Gas, the Dominion Energy Operating Segment of Dominion also includes LNG operations and Hope’s gas distribution operations in West Virginia, as well as Dominion’s investments in the Blue Racer joint venture, Atlantic Coast Pipeline and Dominion Midstream. See Properties and Investments below for additional information regarding the Atlantic Coast Pipeline investment. Dominion’s LNG operations involve the import and storage of LNG at Cove Point and the transportation of regasified LNG to the interstate pipeline grid and mid-Atlantic and Northeast markets. Dominion has received DOE and FERC approval to export LNG from Cove Point and has begun construction on a bi-directional facility, which will be able to import LNG, and vaporize it as natural gas, and liquefy natural gas and export it as LNG. See Note 22 to the Consolidated Financial Statements for more information.

In 2014, Dominion formed Dominion Midstream, an MLP initially consisting of a preferred equity interest in Cove Point. See General above for more information. Also see Note 3 to the Consolidated Financial Statements for a description of Dominion’s acquisition of CGT, which Dominion expects to contribute to Dominion Midstream in the first half of 2015.

The Blue Racer joint venture concentrates on building new gathering, processing, fractionation and NGL transportation assets as the development of the Utica Shale formation increases. Dominion has contributed or sold various assets to the joint venture. See Note 9 to the Consolidated Financial Statements for more information.

Dominion Energy’s six-year investment plan includes spending approximately $8.9 billion from 2015 through 2020 to upgrade existing infrastructure or add new pipelines to meet growing energy needs within its service territory and maintain reliability. This plan includes spending for the Atlantic Coast Pipeline project and approximately $2.6 billion, exclusive of financing costs, for the Liquefaction Project.

Earnings for the Dominion Energy Operating Segment of Dominion primarily result from rates established by FERC and the West Virginia Commission. Additionally, Dominion Energy receives revenue from firm fee-based contractual arrangements, including negotiated rates, for certain LNG storage and regasification services. Hope’s gas distribution operations in West Virginia serve residential, commercial and industrial gas sales, transportation and gathering service customers. Revenue provided by Hope’s operations is based primarily on rates established by the West Virginia Commission. The profitability of these businesses is dependent on their ability, through the rates they are permitted to charge, to recover costs and earn a reasonable return on their capital investments. Variability in earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, which are dependent on weather, changes in commodity prices and the economy. However, the processing and fractionation operations within Dominion Energy’s Blue Racer joint venture are primarily managed under long-term fee-based contracts, which minimizes commodity risk.

COMPETITION

Dominion Energy Operating Segment—Dominion and Dominion Gas

Dominion Gas’ natural gas transmission operations compete with domestic and Canadian pipeline companies. Dominion Gas also competes with gas marketers seeking to provide or arrange transportation, storage and other services. Alternative energy sources, such as oil or coal, provide another level of competition. Although competition is based primarily on price, the array of services that can be provided to customers is also an important factor. The combination of capacity rights held on certain long-line pipelines, a large storage capability and the availability of numerous receipt and delivery points along its own pipeline system enable Dominion to tailor its services to meet the needs of individual customers.

DTI’s processing and fractionation operations face competition in obtaining natural gas supplies for its processing and related services. Numerous factors impact any given customer’s choice of processing services provider, including the location of the facilities, efficiency and reliability of operations, and the pricing arrangements offered.

In Ohio, there has been no legislation enacted to require supplier choice for natural gas distribution consumers. However, East Ohio has offered an Energy Choice program to residential and commercial customers since October 2000. East Ohio has since taken various steps approved by the Ohio Commission toward exiting the merchant function, including restructuring its commodity service and placing Energy Choice-eligible customers in a direct retail relationship with participating suppliers. Further, in April 2013, East Ohio fully exited the merchant function for its nonresidential customers, which are now required to choose a retail supplier or be assigned to one at a monthly variable rate set by the supplier. At December 31, 2014, approximately 1 million of East Ohio’s 1.2 million Ohio customers were participating in the Energy Choice program.

Dominion Energy Operating Segment—Dominion

For Hope, West Virginia does not allow customers to choose their provider in its retail natural gas markets at this time. See

Regulation-State Regulations-Gas for additional information.

Cove Point’s LNG operations are not subject to significant competition due to the long-term nature of their contracts.

REGULATION

Dominion Energy Operating Segment—Dominion and Dominion Gas

Dominion Gas’ natural gas transmission, storage, processing and gathering operations are regulated primarily by FERC. East Ohio’s gas distribution operations, including the rates that it may charge to customers, are regulated by the Ohio Commission. See State Regulations and Federal Regulations in Regulation for more information.

Dominion Energy Operating Segment—Dominion

Dominion’s LNG operations are regulated primarily by FERC. Hope’s gas distribution operations, including the rates that it may charge customers, are regulated by the West Virginia Commission. See State Regulations and Federal Regulations in Regulation for more information.

PROPERTIES AND INVESTMENTS

Dominion Energy Operating Segment—Dominion and Dominion Gas

East Ohio’s gas distribution network is located in Ohio. This network involves approximately 18,800 miles of pipe, exclusive of service lines. The rights-of-way grants for many natural gas pipelines have been obtained from the actual owners of real estate, as underlying titles have been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many natural gas pipelines are on publicly-owned property, where company rights and actions are determined on a case-by-case basis, with results that range from reimbursed relocation to revocation of permission to operate.

Dominion Gas has approximately 7,700 miles of gas transmission, gathering and storage pipelines located in the states of Maryland, New York, Ohio, Pennsylvania, Virginia and West Virginia. Dominion Gas owns gas processing and fractionation facilities in West Virginia with a total processing capacity of 270,000 mcf per day and fractionation capacity of 580,000 Gals per day. Dominion Gas also operates 20 underground gas storage fields located in New York, Ohio, Pennsylvania and West Virginia, with approximately 2,000 storage wells and approximately 399,000 acres of operated leaseholds.

The total designed capacity of the underground storage fields operated by Dominion Gas is approximately 947 bcf. Certain storage fields are jointly-owned and operated by Dominion Gas. The capacity of those fields owned by Dominion Gas’ partners totals about 242 bcf.

In December 2013, DTI closed on agreements with two natural gas producers to convey approximately 100,000 acres of Marcellus Shale development rights underneath several of its natural gas storage fields. In September 2014, DTI closed on an agreement with a natural gas producer to convey approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. In November 2014, DTI closed on an agreement with a natural gas producer to convey approximately 11,000 acres of Marcellus Shale development rights underneath one of its Pennsylvania natural gas storage fields. See Note 10 to the Consolidated Financial Statements for further information.

In July 2013, East Ohio signed long-term precedent agreements with two customers to move 320,000 Dths per day of processed gas from the outlet of new gas processing facilities in Ohio to interconnections with multiple interstate pipelines. The first phase of the Western Access Project provides system enhancements to facilitate the movement of processed gas over East Ohio’s system. The initial phase of the project was completed in the fourth quarter of 2014 and cost approximately $85 million. During the second and third quarters of 2014, East Ohio executed long-term precedent agreements with customers for 450,000 Dths per day of service to new interconnects with interstate pipelines. This second phase of the Western Access Project will expand the number of interstate pipelines to which East Ohio will deliver processed gas to four. The project is expected to be completed in the fourth quarter of 2015 and cost approximately $130 million.

In September 2014, DTI announced its intent to construct and operate the Supply Header Project which is expected to cost approximately $500 million and provide 1,500,000 Dths per day of firm transportation service to various customers. In October 2014, DTI requested authorization to use the FERC’s pre-filing process. The application to request FERC authorization to construct and operate the project facilities is expected to be filed in the third quarter of 2015, with the facilities expected to be in service in the fourth quarter of 2018. In December 2014, DTI entered into a precedent agreement with Atlantic Coast Pipeline for the Supply Header Project.

In June 2014, DTI executed binding precedent agreements with two power generators for the Leidy South Project. In November 2014, one of the power generators assigned a portion of its capacity to an affiliate, bringing the total number of project customers to three. The project is expected to cost approximately $210 million and provide 155,000 Dths per day of firm transportation service from Clinton County, Pennsylvania to Loudoun County, Virginia. Because the project facilities would be installed at existing DTI compressor stations rather than greenfield sites, DTI will submit a standard certificate application rather than utilize the FERC pre-filing process. The application to request FERC authorization to construct and operate the project facilities is expected to be filed in the second quarter of 2015. Service under the 20-year contracts is expected to commence in the fourth quarter of 2017.

During the second quarter of 2014, DTI executed a binding precedent agreement with a customer for the Monroe-to-Cornwell Project. The project is expected to cost approximately $70 million and provide 205,000 Dths per day of firm transportation service from Monroe County, Ohio to an interconnect near Cornwell, West Virginia. In October 2014, DTI filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be in service in the fourth quarter of 2016.

In the first quarter of 2014, DTI executed a binding precedent agreement for the Lebanon West II Project. The project is expected to cost approximately $112 million and provide 130,000 Dths per day of firm transportation service from Butler County, Pennsylvania to an interconnect with Texas Gas Pipeline in Lebanon, Ohio. In September 2014, DTI filed an application to request

FERC authorization to construct and operate the project facilities, which are expected to be in service in the fourth quarter of 2016.

In November 2014, DTI placed into service its $42 million Natrium-to-Market project. The project is designed to provide 185,000 Dths per day of firm transportation from an interconnect between DTI and the Natrium facility to the Crayne interconnect. Four customers have entered into binding precedent agreements for the full project capacity under 8-year and 13-year terms.

In September 2013, DTI executed binding precedent agreements with several local distribution company customers for the New Market Project. The project is expected to cost approximately $159 million and provide 112,000 Dths per day of firm transportation service from Leidy, Pennsylvania to interconnects with Iroquois and Niagara Mohawk Power Corporation’s distribution system in the Albany, New York market. In June 2014, DTI filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be in service in the fourth quarter of 2016.

In October 2013, DTI executed a binding precedent agreement with CNX Gas Company LLC for the Clarington Project. The project is expected to cost approximately $78 million and provide 250,000 Dths per day of firm transportation service from central West Virginia to Clarington, Ohio. In June 2014, DTI filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be in service in the fourth quarter of 2016.

In November 2014, DTI placed into service its $112 million Allegheny Storage Project, which provides approximately 7.5 bcf of incremental storage service and 125,000 Dths per day of associated year-round firm transportation service to three local distribution companies under 15-year contracts.

In 2008, East Ohio began PIR, aimed at replacing approximately 4,100 miles of its pipeline system at a cost of $2.7 billion. In 2011, approval was obtained to include an additional 1,450 miles and to increase annual capital investment to meet the program goal. The program will replace approximately 25% of the pipeline system and is anticipated to take place over a total of 25 years.

Dominion Energy Operating Segment—Dominion

In addition to the assets held by Dominion Gas detailed above, see Item 1. Business, General for further information regarding pipeline and storage capacity owned by Dominion. Dominion also has about 15 bcf of above-ground storage capacity at Cove Point. Dominion has 142 compressor stations with approximately 869,000 installed compressor horsepower.

Cove Point—Dominion is pursuing the Liquefaction Project, which would enable Cove Point to liquefy domestically-produced natural gas for export as LNG. The DOE previously authorized Dominion to export LNG to countries with free trade agreements. In September 2013, the DOE authorized Dominion to export LNG from Cove Point to non-free trade agreement countries.

In May 2014, the FERC staff issued its EA for the Liquefaction Project. In the EA, the FERC staff addressed a variety of topics related to the proposed construction and development of the Liquefaction Project and its potential impact to the environment, and determined that with the implementation of appropriate mitigation measures, the Liquefaction Project can be built and operated safely with no significant impact to the environment. In September 2014, Cove Point received the FERC order authorizing the Liquefaction Project with certain conditions. The conditions regarding the Liquefaction Project set forth in the FERC order largely incorporate the mitigation measures proposed in the EA. In October 2014, Cove Point commenced construction of the Liquefaction Project, with an in-service date anticipated in late 2017. The Cove Point facility is authorized to export at a rate of 770 million cubic feet of natural gas per day for a period of 20 years.

In April 2013, Dominion announced it had fully subscribed the capacity of the project with 20-year terminal service agreements. ST Cove Point, LLC, a joint venture of Sumitomo Corporation, a Japanese corporation that is one of the world’s leading trading companies, and Tokyo Gas Co., Ltd., a Japanese corporation that is the largest natural gas utility in Japan, and GAIL Global (USA) LNG LLC, a wholly-owned indirect U.S. subsidiary of GAIL (India) Ltd., have each contracted for half of the capacity. Following completion of the front-end engineering and design work, Dominion also announced it had awarded its EPC contract for new liquefaction facilities to IHI/Kiewit Cove Point, a joint venture between IHI E&C International Corporation and Kiewit Energy Company.

Cove Point has historically operated as an LNG import facility under various long-term import contracts. Since 2010, Dominion has renegotiated certain existing LNG import contracts in a manner that will result in a significant reduction in pipeline and storage capacity utilization and associated anticipated revenues during the period from 2017 through 2028. Such amendments created the opportunity for Dominion to explore the Liquefaction Project, which, assuming it becomes operational, will extend the economic life of Cove Point and contribute to Dominion’s overall growth plan. In total, these renegotiations reduced Cove Point’s expected annual revenues from the import-related contracts by approximately $150 million from 2017 through 2028, partially offset by approximately $50 million of additional revenues in the years 2013 through 2017.

In December 2014, Cove Point filed an application to request FERC authorization to construct and operate facilities that will provide firm transportation service for a new power generating facility located in Maryland. The $31 million St. Charles Transportation Project will provide 132,000 Dths per day of firm transportation service from Cove Point’s interconnect with Transcontinental Gas Pipe Line in Fairfax County, Virginia to CPV Maryland, LLC’s facility in Charles County, Maryland. Service under a 20-year contract is expected to commence in June 2016.

In December 2014, Cove Point filed an application to request FERC authorization to construct and operate facilities that will provide firm transportation service for a new power generating facility located in Maryland. The $37 million Keys Energy Project will provide 107,000 Dths per day of firm transportation service from Cove Point’s interconnect with Transcontinental Gas Pipe Line in Fairfax County, Virginia to Keys Energy Center, LLC’s facility in Prince George’s County, Maryland. Service under a 20-year contract is expected to commence in March 2017.

See Item 2. Properties for more information about the Cove Point facility.

Dominion Energy Equity Method Investments—In September 2014, Dominion, along with Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc., announced the formation of Atlantic Coast Pipeline. The members, which are subsidiaries of the above-referenced parent companies, hold the following membership interests: Dominion, 45%; Duke Energy Corporation, 40%; Piedmont Natural Gas Company, Inc., 10%; and AGL Resources Inc., 5%. Atlantic Coast Pipeline is focused on constructing an approximately 550-mile natural gas pipeline running from West Virginia through Virginia to North Carolina, which has a total expected cost of $4.5 billion to $5.0 billion, excluding financing costs. In October 2014, Atlantic Coast Pipeline requested approval from FERC to utilize the pre-filing process under which environmental review for the natural gas pipeline project will commence. It expects to file its FERC application in the third quarter of 2015, receive the FERC certificate in the summer of 2016, and begin construction shortly thereafter. The project is subject to FERC, state and other federal approvals. See Note 9 to the Consolidated Financial Statements for further information about Dominion’s equity method investment in Atlantic Coast Pipeline.

In December 2012, Dominion formed Blue Racer with Caiman to provide midstream services to natural gas producers operating in the Utica Shale region in Ohio and portions of Pennsylvania. Blue Racer is an equal partnership between Dominion and Caiman, with Dominion contributing midstream assets and Caiman contributing private equity capital. Midstream services offered by Blue Racer include gathering, processing, fractionation, and natural gas liquids transportation and marketing. Blue Racer is expected to leverage Dominion’s existing presence in the Utica region with significant additional new capacity designed to meet producer needs as the development of the Utica Shale formation increases. See Note 9 to the Consolidated Financial Statements for further information about Dominion’s equity method investment in Blue Racer.

SOURCES OF ENERGY SUPPLY

Dominion Energy Operating Segment—Dominion and Dominion Gas

Dominion’s and Dominion Gas’ natural gas supply is obtained from various sources including purchases from major and independent producers in the Mid-Continent and Gulf Coast regions, local producers in the Appalachian area and gas marketers. Dominion’s and Dominion Gas’ large underground natural gas storage network and the location of their pipeline systems are a significant link between the country’s major interstate gas pipelines and large markets in the Northeast and mid-Atlantic regions. Dominion’s and Dominion Gas’ pipelines are part of an interconnected gas transmission system, which provides access to supplies nationwide for local distribution companies, marketers, power generators and industrial and commercial customers.

Dominion’s and Dominion Gas’ underground storage facilities play an important part in balancing gas supply with consumer demand and are essential to serving the Northeast, mid-Atlantic and Midwest regions. In addition, storage capacity is an important element in the effective management of both gas supply and pipeline transmission capacity.

SEASONALITY

Dominion Energy Operating Segment—Dominion and Dominion Gas

Dominion Energy’s natural gas distribution business earnings vary seasonally, as a result of the impact of changes in temperature on demand by residential and commercial customers for gas to meet heating needs. Historically, the majority of these earnings have been generated during the heating season, which is generally from November to March; however, implementation of the straight-fixed-variable rate design at East Ohio has reduced the earnings impact of weather-related fluctuations. Demand for services at Dominion’s pipeline and storage business can also be weather sensitive. Earnings are also impacted by changes in commodity prices driven by seasonal weather changes, the effects of unusual weather events on operations and the economy.

Corporate and Other

Corporate and Other Segment—Virginia Power and Dominion Gas

Virginia Power’s and Dominion Gas’ Corporate and Other segments primarily include certain specific items attributable to their operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

Corporate and Other Segment—Dominion

Dominion’s Corporate and Other segment includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are discontinued, which is discussed in Note 3 and Note 25 to the Consolidated Financial Statements. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

ENVIRONMENTAL STRATEGY

The Companies are committed to being good environmental stewards. Their ongoing objective is to provide reliable, affordable energy for their customers while being environmentally responsible. The integrated strategy to meet this objective consists of four major elements:

•	Compliance with applicable environmental laws, regulations and rules;
•	Conservation and load management;
•	Renewable generation development; and
•	Improvements in other energy infrastructure, including natural gas operations.

This strategy incorporates the Companies’ efforts to voluntarily reduce GHG emissions, which are described below. See Dominion Generation-Properties and Dominion Energy-Properties for more information on certain of the projects described below. In addition to the environmental strategy described above, Dominion formed the AES department in April 2009 to conduct research in the renewable and alternative energy technologies sector and to support strategic investments to advance Dominion’s degree of understanding of such technologies.

Environmental Compliance

The Companies remain committed to compliance with applicable environmental laws, regulations and rules related to their operations. As part of their commitment to compliance with such laws, Dominion and Virginia Power have sold or closed a number of coal-fired generation units over the past several years, and have plans to close additional units in the future. Additional information related to these and other of the Companies’ environmental compliance matters can be found in Item 1. Operating Segments and Future Issues and Other Matters in Item 7. MD&A and in Notes 3, 6 and 22 to the Consolidated Financial Statements.

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

Virginia Power’s DSM programs, implemented with Virginia Commission approval, provide important incremental steps toward achieving the voluntary 10% energy conservation goal through activities such as energy audits and incentives for customers to upgrade or install certain energy efficient measures and/or systems. The DSM programs began in Virginia in 2010 and in North Carolina in 2011. Currently, there are 22 total DSM programs active in the two states. Virginia Power continues to evaluate opportunities to redesign current DSM programs and develop new DSM initiatives in Virginia and North Carolina.

In Ohio, East Ohio offers three DSM programs, approved by the Ohio Commission, designed to help customers reduce their energy consumption.

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

See Item 1. Business, Operating Segments and Item 2. Properties for additional information, including Dominion’s merchant solar properties.

Improvements in Other Energy Infrastructure

Virginia Power’s six-year investment plan includes significant capital expenditures to upgrade or add new transmission and distribution lines, substations and other facilities to meet growing electricity demand within its service territory, maintain reliability, and to address environmental requirements. These enhancements are primarily aimed at meeting Virginia Power’s continued goal of providing reliable service, and are intended to address both continued population growth and increases in electricity consumption by the typical consumer. An additional benefit will be added capacity to efficiently deliver electricity from the renewable projects now being developed or to be developed in the future. See Properties in Item 1., Operating Segments, DVP for additional information.

Dominion and Dominion Gas, in connection with their six-year investment plan, are also pursuing the construction or upgrade of regulated infrastructure in their natural gas businesses. See Properties and Investments in Item 1., Operating Segments, Dominion Energy for additional information, including natural gas infrastructure projects.

The Companies’ Strategy for Voluntarily Reducing GHG Emissions

The Companies have not established a standalone GHG emissions reduction target or timetable, but they are actively engaged in voluntary reduction efforts. The Companies have an integrated voluntary strategy for reducing GHG emission intensity with diversification as its cornerstone. The six principal components of the strategy include initiatives that address electric energy management, electric energy production, electric energy delivery and natural gas storage, transmission and delivery, as follows:

•	Enhance conservation and energy efficiency programs to help customers use energy wisely and reduce environmental impacts;
•

Expand the Companies’ renewable energy portfolio, principally wind power, solar, fuel cells and biomass, to help diversify the Companies’ fleet, meet state renewable energy targets and lower the carbon footprint;

•	Build other new generating capacity, including low-emissions natural-gas fired and emissions-free nuclear units to meet customers’ future electricity needs;
•	Construct new electric transmission infrastructure to modernize the grid, promote economic security and help deliver more green energy to population centers where it is needed most;
•	Construct new natural gas infrastructure to expand availability of this cleaner fuel, to reduce emissions, and to promote energy and economic security both in the U.S. and abroad; and
•	Implement and enhance voluntary methane mitigation measures through the EPA’s Natural Gas Star Program.

Since 2000, Dominion and Virginia Power have tracked the emissions of their electric generation fleet, which employs a mix of fuel and renewable energy sources. Comparing annual year 2000 to annual year 2013, the entire electric generating fleet (based on ownership percentage) reduced its average CO2 emissions rate per MWh of energy produced from electric generation by about 39%. Comparing annual year 2000 to annual year 2013, the regulated electric generating fleet (based on ownership percentage) reduced its average CO2 emissions rate per MWh of energy produced from electric generation by about 19%. Dominion and Virginia Power do not yet have final 2014 emissions data.

Dominion also developed a comprehensive GHG inventory for calendar year 2013. For Dominion Generation, Dominion’s and Virginia Power’s direct CO2 equivalent emissions, based on equity share (ownership), were approximately 33.9 million metric tons and 30.2 million metric tons, respectively, in 2013, compared to 36.2 million metric tons and 24.4 million metric tons, respectively, in 2012. The overall decrease in emissions from the Dominion fleet from 2012 to 2013 is largely due to Dominion’s divestiture of three power stations (Brayton Point in Massachusetts, and Elwood and Kincaid in Illinois), whereas the increase in emissions for the Virginia Power fleet was due to an increase in power generation after mild weather in 2012, which includes increased usage of coal, natural gas and oil. For the DVP operating segment’s electric transmission and distribution operations, direct CO2 equivalent emissions for 2013 were 46,446 metric tons, representing a slight decrease from 2012. For 2013, DTI’s (including Cove Point) direct CO2 equivalent emissions were approximately 1.0 million metric tons, and Hope’s and East Ohio’s direct CO2 equivalent emissions were approximately 1.0 million metric tons, both similar to 2012. Dominion’s GHG inventory follows all methodologies specified in the EPA Mandatory Greenhouse Gas Reporting Rule, 40 CFR Part 98 for calculating emissions.

Alternative Energy Initiatives

AES conducts research in the renewable and alternative energy technologies sector and supports strategic investments to advance Dominion’s degree of understanding of such technologies. AES participates in federal and state policy development on alternative energy and identifies potential alternative energy resource and technology opportunities for Dominion’s business units. AES has also conducted a number of studies to evaluate potential transmission solutions for delivering offshore wind resources to its customers. In addition, AES has developed EDGE®, a conservation voltage management solution enabling utilities to deploy incremental grid-side energy management, and that requires no behavioral changes or purchases by end customers.

REGULATION

The Companies are subject to regulation by various federal, state and local authorities, including the Virginia Commission, North Carolina Commission, Ohio Commission, West Virginia Commission, SEC, FERC, EPA, DOE, NRC, Army Corps of Engineers, and the Department of Transportation.

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

In February 2015, the Virginia Governor signed legislation into law which will keep Virginia Power’s base rates unchanged until at least December 1, 2022. The legislation limits the 2015 biennial review to solely a determination of Virginia Power’s actual earned ROE during the combined 2013-2014 test period and whether any refunds are due to customers. In addition, no biennial reviews will be conducted by the Virginia Commission for the five successive 12-month test periods beginning January 1, 2015, and ending December 31, 2019. During this suspension period, Virginia Power bears the risk of any severe weather events and natural disasters, as well as the risk of asset impairments related to the early retirement of any generation facilities due to the implementation of the Clean Power Plan regulations, and Virginia Power may not recover its associated costs through increases to base rates. The legislation requires the Virginia Commission to conduct proceedings in 2017 and 2019 to determine the utility’s ROE for use in connection with rate adjustment clauses.

The Regulation Act authorizes stand-alone rate adjustment clauses for recovery of costs for new generation projects, FERC-approved transmission costs, environmental compliance, conservation and energy efficiency programs and renewable energy programs; and it provides for enhanced returns on capital expenditures on specific new generation projects. The Regulation Act also contains statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission.

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

Virginia Power’s transmission service rates in North Carolina are regulated by the North Carolina Commission as part of Virginia Power’s bundled retail service to North Carolina customers. In March 2012, Virginia Power filed an application with the North Carolina Commission to increase base non-fuel revenues with January 1, 2013 as the proposed effective date for the permanent rate revision. In December 2012, the North Carolina Commission approved a $36 million increase in Virginia Power’s annual non-fuel base revenues based on an authorized ROE of 10.2%, and a $14 million decrease in annual base fuel revenues for a combined total base revenue increase of $22 million. These rate changes became effective on January 1, 2013 and were appealed to the North Carolina Supreme Court by multiple parties. In June 2014, the North Carolina Supreme Court issued an opinion reversing the portion of the North Carolina Commission’s December 2012 order from Virginia Power’s 2012 base rate case approving a 10.2% ROE for Virginia Power, and remanding the case to the North Carolina Commission for additional findings of fact in light of a 2013 opinion issued after the North Carolina Commission’s order. This case is pending.

GAS

East Ohio’s natural gas distribution services, including the rates it may charge its customers, are regulated by the Ohio Commission. Hope’s natural gas distribution services are regulated by the West Virginia Commission.

Gas Regulation in Ohio

East Ohio is subject to regulation of rates and other aspects of its business by the Ohio Commission. When necessary, East Ohio seeks general base rate increases to recover increased operating costs and a fair return on rate base investments. Base rates are set based on the cost of service by rate class. A straight-fixed-variable rate design, in which the majority of operating costs are recovered through a monthly charge rather than a volumetric charge, is utilized to establish rates for a majority of East Ohio’s customers pursuant to a 2008 rate case settlement which included an authorized return on equity of 10.38%.

In addition to general base rate increases, East Ohio makes routine filings with the Ohio Commission to reflect changes in the costs of gas purchased for operational balancing on its system. These purchased gas costs are subject to rate recovery through a mechanism that ensures dollar for dollar recovery of prudently incurred costs. Costs that are expected to be recovered in future rates are deferred as regulatory assets. The rider filings cover unrecovered gas costs plus prospective annual demand costs. Increases or decreases in gas cost rider rates result in increases or decreases in revenues with corresponding increases or decreases in net purchased gas cost expenses.

The Ohio Commission has also approved several stand-alone cost recovery mechanisms to recover specified costs and a return for infrastructure projects and certain other costs that vary widely over time; such costs are excluded from general base rates. See Note 13 to the Consolidated Financial Statements for additional information.

Gas Regulation in West Virginia

Dominion’s gas distribution subsidiary is subject to regulation of rates and other aspects of its business by the West Virginia Commission. When necessary, Hope seeks general base rate increases to recover increased operating costs and a fair return on rate base investments. Base rates are set based on the cost of service by rate class. Base rates for Hope are designed primarily based on rate design methodology in which the majority of operating costs are recovered through volumetric charges.

In addition to general rate increases, Hope makes routine separate filings with the West Virginia Commission to reflect changes in the costs of purchased gas. The majority of these purchased gas costs are subject to rate recovery through a mechanism that ensures dollar for dollar recovery of prudently incurred costs. Costs that are expected to be recovered in future rates are deferred as regulatory assets. The purchased gas cost recovery filings generally cover a prospective twelve-month period. Approved increases or decreases in gas cost recovery rates result in increases or decreases in revenues with corresponding increases or decreases in net purchased gas cost expenses.

Status of Competitive Retail Gas Services

Both of the states in which Dominion and Dominion Gas have gas distribution operations have considered legislation regarding a competitive deregulation of natural gas sales at the retail level.

Ohio—Since October 2000, East Ohio has offered the Energy Choice program, under which residential and commercial customers are encouraged to purchase gas directly from retail suppliers or through a community aggregation program. In October 2006, East Ohio restructured its commodity service by entering into gas purchase contracts with selected suppliers at a fixed price above the NYMEX month-end settlement and passing that gas cost to customers under the Standard Service Offer pro-

gram. Starting in April 2009, East Ohio buys natural gas under the Standard Service Offer program only for customers not eligible to participate in the Energy Choice program and places Energy Choice-eligible customers in a direct retail relationship with selected suppliers, which is designated on the customers’ bills.

In January 2013, the Ohio Commission granted East Ohio’s motion to fully exit the merchant function for its nonresidential customers, beginning in April 2013, which requires those customers to choose a retail supplier or be assigned to one at a monthly variable rate set by the supplier. At December 31, 2014, approximately 1.0 million of Dominion Gas’ 1.2 million Ohio customers were participating in the Energy Choice program. Subject to the Ohio Commission’s approval, East Ohio may eventually exit the gas merchant function in Ohio entirely and have all customers select an alternate gas supplier. East Ohio continues to be the provider of last resort in the event of default by a supplier. Large industrial customers in Ohio also source their own natural gas supplies.

West Virginia—At this time, West Virginia has not enacted legislation allowing customers to choose in the retail natural gas markets served by Hope. However, the West Virginia Commission has issued regulations to govern pooling services, one of the tools that natural gas suppliers may utilize to provide retail customers a choice in the future and has issued rules requiring competitive gas service providers to be licensed in West Virginia.

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

Dominion and Virginia Power plan and operate their facilities in compliance with approved NERC reliability requirements. Dominion and Virginia Power employees participate on various NERC committees, track the development and implementation of standards, and maintain proper compliance registration with NERC’s regional organizations. Dominion and Virginia Power anticipate incurring additional compliance expenditures over the next several years as a result of the implementation of new cybersecurity programs as well as efforts to ensure appropriate facility ratings for Virginia Power’s transmission lines. In October 2010, NERC issued an industry alert identifying possible discrepancies between the design and actual field conditions of transmission facilities as a potential reliability issue. The alert recommends that entities review their current facilities rating methodology to verify that the methodology is based on actual field conditions, rather than solely on design documents, and to take corrective action if necessary. Virginia Power has evaluated its transmission facilities for any discrepancies between design and actual field conditions and has taken necessary corrective actions. In addition, NERC has redefined critical assets which expanded the number of assets subject to NERC reliability standards, including cybersecurity assets. While Dominion and Virginia Power expect to incur additional compliance costs in connection with the above NERC requirements and initiatives, such expenses are not expected to significantly affect results of operations.

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

Gas

FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. Under the Natural Gas Act, FERC has authority over rates, terms and conditions of services performed by DTI, Iroquois, and certain services performed by Cove Point. The design, construction and operation of the Cove Point LNG facility, including associated natural gas pipelines, the Liquefaction Project and the import and export of LNG are also regulated by the FERC.

Dominion Gas’ interstate gas transmission and storage activities are conducted on an open access basis, in accordance with certificates, tariffs and service agreements on file with FERC and FERC regulations.

Dominion Gas operates in compliance with FERC standards of conduct, which prohibit the sharing of certain non-public transmission information or customer specific data by its interstate gas transmission and storage companies with non-transmission function employees. Pursuant to these standards of conduct, Dominion Gas also makes certain informational postings available on Dominion’s website.

See Note 13 to the Consolidated Financial Statements for additional information.

Safety Regulations

Dominion Gas is also subject to the Pipeline Safety Acts of 2002 and 2011, which mandate inspections of interstate and intrastate natural gas transmission and storage pipelines, particularly those located in areas of high-density population. Dominion Gas has evaluated its natural gas transmission and storage properties, as required by the Department of Transportation regulations under these Acts, and has implemented a program of identification, testing and potential remediation activities. These activities are ongoing.

The Companies are subject to a number of federal and state laws and regulations, including OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers. The Companies have an internal safety, health and security program designed to monitor and enforce compliance with worker safety requirements, which is routinely reviewed and considered for improvement. The Companies believe that they are in material compliance with all applicable laws and regulations related to worker health and safety. Notwithstanding these preventive measures, incidents may occur that are outside of the Companies’ control.

Environmental Regulations

Each of the Companies’ operating segments faces substantial laws, regulations and compliance costs with respect to environmental matters. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the Companies. If expenditures for pollution control technologies and associated operating costs are not recoverable from customers through regulated rates (in regulated businesses) or market prices (in unregulated businesses), those costs could adversely affect future results of operations and cash flows. The Companies have applied for or obtained the necessary environmental permits for the operation of their facilities. Many of these permits are subject to reissuance and continuing review. For a discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance required to be discussed in this Item, see Environmental Matters in Future Issues and Other Matters in Item 7. MD&A, which information is incorporated herein by reference. Additional information can also be found in Item 3. Legal Proceedings and Note 22 to the Consolidated Financial Statements, which information is incorporated herein by reference.

GLOBAL CLIMATE CHANGE

The national and international attention in recent years on GHG emissions and their relationship to climate change has resulted in federal, regional and state legislative and regulatory action in this area. The Companies support national climate change legislation that would provide a consistent, economy-wide approach to addressing this issue and are currently taking action to protect the environment and address climate change while meeting the future needs of their growing service territory. Dominion’s CEO and operating segment CEOs are responsible for compliance with the laws and regulations governing environmental matters, including climate change, and Dominion’s Board of Directors receives periodic updates on these matters. See Environmental Strategy above, Environmental Matters in Future Issues and Other Matters in Item 7. MD&A and Note 22 to the Consolidated Financial Statements for information on climate change legislation and regulation, which information is incorporated herein by reference.

Nuclear Regulatory Commission

All aspects of the operation and maintenance of Dominion’s and Virginia Power’s nuclear power stations are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.

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

The NRC also requires Dominion and Virginia Power to decontaminate their nuclear facilities once operations cease. This process is referred to as decommissioning, and Dominion and Virginia Power are required by the NRC to be financially prepared. For information on decommissioning trusts, see Dominion Generation-Nuclear Decommissioning above and Note 9 to the Consolidated Financial Statements. See Note 22 to the Consolidated Financial Statements for information on spent nuclear fuel.

CYBERSECURITY

In an effort to reduce the likelihood and severity of cyber intrusions, the Companies have a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of data and systems. In addition, the Companies are subject to mandatory cybersecurity regulatory requirements, interface regularly with a wide range of external organizations, and participate in classified briefings to maintain an awareness of current cybersecurity threats and vulnerabilities. The Companies’ current security posture and regulatory compliance efforts are intended to address the evolving and changing cyber threats. See Item 1A. Risk Factors for additional information.

Item 1A. Risk Factors

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. A number of these factors have been identified below. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Item 7. MD&A.

The Companies’ results of operations can be affected by changes in the weather. Fluctuations in weather can affect demand for the Companies’ services. For example, milder than normal weather can reduce demand for electricity and gas transmission and distribution services. In addition, severe weather, including hurricanes, winter storms, earthquakes, floods and other natural disasters can disrupt operation of the Companies’ facilities and cause service outages, production delays and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of the Companies’ power stations. Furthermore, the Companies’ operations could be adversely affected and their physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures.

The rates of Dominion’s and Dominion Gas’ gas transmission and distribution operations and Virginia Power’s electric transmission, distribution and generation operations are subject to regulatory review. Revenue provided by Virginia Power’s electric transmission, distribution and generation operations and Dominion’s and Dominion Gas’ gas transmission and distribution operations is based primarily on rates approved by state and federal regulatory agencies. The profitability of these businesses is dependent on their ability, through the rates that they are permitted to charge, to recover costs and earn a reasonable rate of return on their capital investment.

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

Similarly, various rates and charges assessed by Dominion’s and Dominion Gas’ gas transmission businesses are subject to review by FERC. Pursuant to FERC’s February 2014 approval of DTI’s uncontested settlement offer, DTI’s base rates for storage and transportation services are subject to a moratorium through the end of 2016. In addition, the rates of Dominion’s and Dominion Gas’ gas distribution businesses are subject to state regulatory review in the jurisdictions in which they operate. A failure by us to support these rates could result in rate decreases from current rate levels, which could adversely affect our results of operations, cash flows and financial condition.

Virginia Power’s base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia Commission on a biennial basis in a proceeding that involves the determination of Virginia Power’s actual earned ROE during a combined two-year historic test period, and the determination of Virginia Power’s authorized ROE prospectively. Under certain circumstances described in the Regulation Act, Virginia Power may be required to share a portion of its earnings with customers through a refund process.

Legislation signed by the Virginia Governor in February 2015 suspends biennial reviews for the five successive 12-month test periods beginning January 1, 2015 and ending December 31, 2019, and no changes will be made to Virginia Power’s existing base rates until at least December 1, 2022. During this period, Virginia Power bears the risk of any severe weather events and natural disasters, as well as the risk of asset impairments related to the early retirement of any generation facilities due to the implementation of the Clean Power Plan regulations, and Virginia Power may not recover its associated costs through increases to base rates. If Virginia Power incurs any such significant unusual expenses during this period, Virginia Power may not be able to recover its costs and/or earn a reasonable return on capital investment, which could negatively affect Virginia Power’s future earnings.

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

The Companies are subject to complex governmental regulation, including tax regulation, that could adversely affect their results of operations and subject the Companies to monetary penalties. The Companies’ operations are subject to extensive federal, state and local regulation and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services we offer, our relationships with affiliates, protection of our critical electric infrastructure assets and pipeline safety, among other matters. These operations are also subject to legislation governing taxation at the federal, state and local level. They must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the business is conducted in accordance with applicable laws. The Companies’ businesses are subject to regulatory regimes which could result in substantial monetary penalties if any of the Companies is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense.

Dominion’s and Virginia Power’s generation business may be negatively affected by possible FERC actions that could change market design in the wholesale markets or affect pricing rules or revenue calculations in the RTO markets. Dominion’s and Virginia Power’s generation stations operating in RTO markets sell capacity, energy and ancillary services into wholesale electricity markets regulated by FERC. The wholesale markets allow these generation stations to take advantage of market price opportunities, but also expose them to market risk. Properly functioning competitive wholesale markets depend upon FERC’s continuation of clearly identified market rules. From time to time FERC may investigate and authorize RTOs to make changes in market design. FERC also periodically reviews Dominion’s authority to sell at market-based rates. Material changes by FERC to the design of the wholesale markets or its interpretation of market rules, Dominion’s or Virginia Power’s authority to sell power at market-based rates, or changes to pricing rules or rules involving revenue calculations, could adversely impact the future results of Dominion’s or Virginia Power’s generation business. In addition, there have been changes to the interpretation and application of FERC’s market manipulation rules. A failure to comply with these rules could lead to civil and criminal penalties.

The Companies’ infrastructure build and expansion plans often require regulatory approval before construction can commence. The Companies may not complete facility construction, pipeline, conversion or other infrastructure projects that they commence, or they may complete projects on materially different terms or timing than initially anticipated, and they may not be able to achieve the intended benefits of any such project, if completed. Several facility construction, pipeline, electric transmission line, expansion, conversion and other infrastructure projects have been announced and additional projects may be considered in the future. Dominion Gas competes for projects with companies of varying size and financial capabilities, including some that may have advantages competing for natural gas and liquid gas supplies. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies. Projects may not be able to be completed on time as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond the Companies’ control. Even if facility construction, pipeline, expansion, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of the Companies following completion of the projects may not meet expectations. Start-up and operational issues can arise in connection with the commencement of commercial operations at our facilities, including but not limited to commencement of commercial operations at our power generation facilities following expansions and fuel type conversions to natural gas and biomass. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, the Companies may not be able to timely and effectively integrate the projects into their operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect the Companies’ ability to realize the anticipated benefits from the facility construction, pipeline, electric transmission line, expansion, conversion and other infrastructure projects.

The development and construction of several large-scale infrastructure projects simultaneously involves significant execution risk. The Companies are currently simultaneously developing or constructing several major projects, including the Liquefaction Project, the Atlantic Coast Pipeline project, the strategic undergrounding project, Brunswick County, and multiple DTI producer outlet projects, which together help contribute to the over $16 billion in capital expenditures planned by the Companies through 2017. Several of the Companies’ key projects are increasingly large-scale, complex and being constructed in constrained geographic areas (for example, the Liquefaction Project) or in difficult terrain (for example, the Atlantic Coast Pipeline project). The advancement of the Companies’ ventures is also affected by the activities of stakeholder and advocacy groups, some of which oppose natural gas-related and energy infrastructure projects. Given that these projects provide the foundation for the Companies’ strategic growth plan, if the Companies are unable to obtain the required approvals, develop the necessary technical expertise, allocate and coordinate sufficient resources, adhere to budgets and timelines, effectively handle public outreach efforts, or otherwise fail to successfully execute the projects, there could be an adverse impact to the Companies’ financial position, results of operations and cash flows. Further, an inability to obtain financing or otherwise provide liquidity for the projects on acceptable terms could negatively affect the Companies’ financial condition, cash flows, the projects’ anticipated financial results and/or impair the Companies’ ability to execute the business plan for the projects as scheduled.

Given their significant anticipated capital expenditures and unique attributes, the Liquefaction Project and the Atlantic Coast Pipeline project in particular are subject to significant execution risk.

Cove Point Liquefaction Project—The Liquefaction Project, which is expected to cost approximately $2.6 billion to complete, exclusive of financing costs, involves regulatory, construction, customer and other risks. Dominion has received the required approvals to commence construction of the Liquefaction Project from the DOE, FERC and the Maryland Commission, which are subject to compliance with the applicable permit conditions. However, all DOE export licenses are subject to review and possible withdrawal should the DOE conclude that such export authorization is no longer in the public interest. The issuance of the FERC and Maryland approval orders has been appealed by third parties. Dominion does not know whether any existing or potential interventions or other actions by third parties will interfere with its ability to maintain such approvals, but loss of any material approval could have a material adverse effect on the construction or operation of the facility. In addition, the Liquefaction Project has been the subject of litigation in the past and could be the subject of litigation in the future. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect Dominion’s ability to execute its business plan.

Dominion is dependent on its contractors for the successful and timely completion of the Liquefaction Project. There is limited recent industry experience in the U.S. regarding the construction or operation of large liquefaction projects. The construction is expected to take several years, will be confined within a limited geographic area and could be subject to delays, cost overruns, labor disputes and other factors that could cause the total cost of the project to exceed the anticipated amount and adversely affect Dominion’s financial performance and/or impair Dominion’s ability to execute the business plan for the project as scheduled.

The terminal service agreements are subject to certain conditions precedent, including maintenance of certain regulatory approvals. Because the project will have only two customers, the financial performance of the project is highly dependent on those two counterparties, whose ability to perform their obligations under the contracts is subject to factors outside Dominion’s control. Dominion will also be exposed to counterparty credit risk. While the counterparties’ obligations are supported by parental guarantees and letters of credit, there is no assurance that such credit support would be sufficient to satisfy the obligations in the event of a counterparty default. In addition, if a controversy arises under either agreement resulting in a judgment in Dominion’s favor, Dominion may need to seek to enforce a final U.S. court judgment in a foreign tribunal, which could involve a lengthy process.

Atlantic Coast Pipeline Project—The Atlantic Coast Pipeline project, which will be constructed by DTI, is expected to have a total cost of approximately $4.5 to $5 billion, excluding financing costs, and will involve significant permitting and construction risks. The project requires the approval of FERC and other federal and state agencies, which could be delayed or withheld. Dominion expects opposition from certain landowners and stakeholder groups, which could impede the acquisition of rights-of-way and other land rights on a timely basis or on acceptable terms.

The large diameter of the pipeline and difficult terrain of certain portions of the proposed pipeline route aggravate the typical construction risks with which DTI is familiar. In-service delays could lead to cost overruns and potential customer termination rights.

Dominion owns a 45% membership interest in Atlantic Coast Pipeline. Dominion’s lack of a controlling interest means that it has limited influence over this business. If another member were unable or otherwise failed to perform its obligations to provide capital and credit support for this business, it could have an adverse effect on Dominion’s financial results.

If additional federal and/or state requirements are imposed on energy companies mandating limitations on GHG emissions or requiring efficiency improvements, such requirements may result in compliance costs that alone or in combination could make some of the Companies’ electric generation units or natural gas facilities uneconomical to maintain or operate. The EPA, environmental advocacy groups, other organizations and some state and other federal agencies are focusing considerable attention on GHG emissions from power generation facilities and their potential role in climate change. Dominion and Virginia Power expect that additional EPA regulations, and possibly additional state legislation and/or regulations, may be issued resulting in the imposition of additional limitations on GHG emissions or requir-

ing efficiency improvements from fossil fuel-fired electric generating units.

Compliance with GHG emission reduction requirements may require increasing the energy efficiency of equipment at facilities, committing significant capital toward carbon controls and/or reduction programs, purchase of allowances and/or offsets, fuel switching, and/or retirement of high-emitting generation facilities and potential replacement with lower emitting generation facilities. The Clean Power Plan uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units, expanding renewable resources and increasing customer energy efficiency. Compliance with the Clean Power Plan’s anticipated implementing regulations may require Virginia Power to prematurely retire certain generating facilities, with the potential lack or delay of cost recovery and substantially higher electric rates, which could affect consumer demand. The cost of compliance with GHG emission legislation and/or regulation is subject to significant uncertainties due to the outcome of several interrelated assumptions and variables, including timing of the implementation of rules, required levels of reductions, allocation requirements of the new rules, the maturation and commercialization of carbon controls and/or reduction programs, and the selected compliance alternatives. Dominion and Virginia Power cannot estimate the aggregate effect of such requirements on their results of operations, financial condition or their customers. However, such expenditures, if material, could make Dominion’s and Virginia Power’s generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect Dominion’s or Virginia Power’s results of operations, financial performance or liquidity.

There are also potential impacts on Dominion’s and Dominion Gas’ natural gas businesses as federal or state GHG legislation or regulations may require GHG emission reductions from the natural gas sector and could affect demand for natural gas. Several regions of the U.S. have moved forward with GHG emission regulations including regions where Dominion has operations. For example, Rhode Island has implemented regulations requiring reductions in CO2 emissions through RGGI, a cap and trade program covering CO2 emissions from power plants in the Northeast. Additionally, GHG requirements could result in increased demand for energy conservation and renewable products.

The Companies’ operations are subject to a number of environmental laws and regulations which impose significant compliance costs to the Companies. The Companies’ operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources, and health and safety. Compliance with these legal requirements requires the Companies to commit significant capital toward permitting, emission fees, environmental monitoring, installation and operation of environmental control equipment and purchase of allowances and/or offsets. Additionally, the Companies could be responsible for expenses relating to remediation and containment obligations, including at sites where they have been identified by a regulatory agency as a potentially responsible party. Expenditures relating to environmental compliance have been significant in the past, and the Companies expect that they will remain significant in the future. Certain facilities have become uneconomical to operate and have been shut down, converted to new fuel types or sold. These types of events could occur again in the future.

Existing environmental laws and regulations may be revised and/or new laws may be adopted or become applicable to the Companies. Risks relating to expected regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed below. In addition, further regulation of air quality and GHG emissions under the CAA may be imposed on the natural gas sector, including rules to limit methane leakage. The Companies are also subject to recently finalized federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product handling and disposal practices, and the potential further regulation of polychlorinated biphenyls.

Compliance costs cannot be estimated with certainty due to the inability to predict the requirements and timing of implementation of any new environmental rules or regulations. Other factors which affect the ability to predict future environmental expenditures with certainty include the difficulty in estimating clean-up costs and quantifying liabilities under environmental laws that impose joint and several liability on all responsible parties. However, such expenditures, if material, could make the Companies’ facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect the Companies’ results of operations, financial performance or liquidity.

Virginia Power is subject to risks associated with the disposal and storage of coal ash. Virginia Power historically produced and continues to produce coal ash as a by-product of its coal-fired generation operations. The ash is stored and managed in impoundments (ash ponds) and landfills located at eight different facilities.

Virginia Power may face litigation regarding alleged CWA violations at Possum Point and Chesapeake and could incur settlement expenses and other costs, depending on the outcome of any such litigation, including costs associated with closing, corrective action and ongoing monitoring of certain ash ponds. In addition, the federal government recently signed final regulations concerning the management and storage of CCRs and Virginia and West Virginia may impose additional regulations which would apply to the facilities identified above. Such regulations could require Virginia Power to make additional capital expenditures, increase its operating and maintenance expenses or even cause it to close certain facilities.

Further, while Virginia Power operates its ash ponds and landfills in compliance with applicable state safety regulations, a release of coal ash with a significant environmental impact, such as the Dan River ash basin release by a neighboring utility, could result in remediation costs, civil and/or criminal penalties, claims, litigation, increased regulation and compliance costs, and reputational damage, and could impact the financial condition of Virginia Power.

The Companies’ operations are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues which could negatively affect the Companies. Operation of the Companies’ facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply, pipeline integrity or transportation disruptions, accidents, labor disputes or work stoppages by employees, acts of terrorism or sabotage, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental interventions, and performance below expected levels. The Companies’ businesses are dependent upon sophisticated information technology systems and network infrastructure, the failure of which could prevent them from accomplishing critical business functions. Because the Companies’ transmission facilities, pipelines and other facilities are interconnected with those of third parties, the operation of their facilities and pipelines could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

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

In addition, there are many risks associated with the Companies’ operations and the transportation, storage and processing of natural gas and NGLs, including nuclear accidents, fires, explosions, uncontrolled release of natural gas and other environmental hazards, pole strikes, electric contact cases, the collision of third party equipment with pipelines and avian and other wildlife impacts. Such incidents could result in loss of human life or injuries among employees, customers or the public in general, environmental pollution, damage or destruction of facilities or business interruptions and associated public or employee safety impacts, loss of revenues, increased liabilities, heightened regulatory scrutiny and reputational risk. Further, the location of pipelines and storage facilities, or generation, transmission, substations and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.

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

Dominion and Dominion Gas depend on third parties to produce the natural gas they gather and process, and to provide NGLs they separate into marketable products. A reduction in these quantities could reduce Dominion’s and Dominion Gas’ revenues. Dominion and Dominion Gas obtain their supply of natural gas and NGLs from numerous third-party producers. Most producers are under no obligation to deliver a specific quantity of natural gas or NGLs to Dominion’s and Dominion Gas’ facilities. A number of factors could reduce the volumes of natural gas and NGLs available to Dominion’s and Dominion Gas’ pipelines and other assets. Increased regulation of energy extraction activities or a decrease in natural gas prices or the availability of drilling equipment could result in reductions in drilling for new natural gas wells, which could decrease the volumes of natural gas supplied to Dominion and Dominion Gas. Producers could shift their production activities to regions outside Dominion’s and Dominion Gas’ footprint. In addition, the extent of natural gas reserves and the rate of production from such reserves may be less than anticipated. If producers were to decrease the supply of natural gas or NGLs to Dominion’s and Dominion Gas’ systems and facilities for any reason, Dominion and Dominion Gas could experience lower revenues to the extent they are unable to replace the lost volumes on similar terms.

Dominion’s merchant power business operates in a challenging market, which could adversely affect its results of operations and future growth. The success of Dominion’s merchant power business depends upon favorable market conditions including the ability to sell power at prices sufficient to cover its operating costs. Dominion operates in active wholesale markets that expose it to price volatility for electricity and fuel as well as the credit risk of counterparties. Dominion attempts to manage its price risk by entering into hedging transactions, including short-term and long-term fixed price sales and purchase contracts.

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

In addition, in the event that any of the merchant generation facilities experience a forced outage, Dominion may not receive the level of revenue it anticipated.

The Companies’ financial results can be adversely affected by various factors driving demand for electricity and gas and related services. Technological advances required by federal laws mandate new levels of energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Further, Virginia Power’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use our services.

Reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation or regional economic conditions, unless substantially offset through regulatory cost allocations, could adversely impact the value of the Companies’ business activities.

Dominion Gas has experienced a decline in demand for certain of its processing services due to competing facilities operating in nearby areas.

Dominion Gas may not be able to maintain, renew or replace its existing portfolio of customer contracts successfully, or on favorable terms. Upon contract expiration, customers may not elect to re-contract with Dominion Gas as a result of a variety of factors, including the amount of competition in the industry, changes in the price of natural gas, their level of satisfaction with Dominion Gas’ services, the extent to which Dominion Gas is able to successfully execute its business plans and the effect of the regulatory framework on customer demand. The failure to replace any such customer contracts on similar terms could result in a loss of revenue for Dominion Gas.

Exposure to counterparty performance may adversely affect the Companies’ financial results of operations. The Companies are exposed to credit risks of their counterparties and the risk that one or more counterparties may fail or delay the performance of their contractual obligations, including but not limited to payment for services. Counterparties could fail or delay the performance of their contractual obligations for a number of reasons, including the effect of regulations on their operations. Defaults by customers, suppliers, joint venture partners or other third parties may adversely affect the Companies’ financial results.

In addition, in an economic downturn, individual customers of East Ohio may have increased amounts of bad debt. While rate riders have been obtained so that those losses will, for the most part, be recovered by future rates, such recovery will be over a period of time, while the cost is incurred earlier by East Ohio.

Market performance and other changes may decrease the value of Dominion’s decommissioning trust funds and Dominion’s and Dominion Gas’ benefit plan assets or increase Dominion’s and Dominion Gas’ liabilities, which could then require significant additional funding. The performance of the capital markets affects the value of the assets that are held in trusts to satisfy future obligations to decommission Dominion’s nuclear plants and under Dominion’s and Dominion Gas’ pension and other postretirement benefit plans. Dominion and Dominion Gas have significant obligations in these areas and holds significant assets in these trusts. These assets are subject to market fluctuation and will yield uncertain returns, which may fall below expected return rates.

With respect to decommissioning trust funds, a decline in the market value of these assets may increase the funding requirements of the obligations to decommission Dominion’s nuclear plants or require additional NRC-approved funding assurance.

A decline in the market value of the assets held in trusts to satisfy future obligations under Dominion’s and Dominion Gas’ pension and other postretirement benefit plans may increase the funding requirements under such plans. Additionally, changes in interest rates will affect the liabilities under Dominion’s and Dominion Gas’ pension and other postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. Further, changes in demographics, including increased numbers of retirements or changes in mortality assumptions, may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans.

If the decommissioning trust funds and benefit plan assets are negatively impacted by market fluctuations or other factors, Dominion’s and Dominion Gas’ results of operations, financial condition and/or cash flows could be negatively affected.

The use of derivative instruments could result in financial losses and liquidity constraints. The Companies use derivative instruments, including futures, swaps, forwards, options and FTRs, to manage commodity and financial market risks. In addition, Dominion and Dominion Gas purchase and sell commodity-based contracts for hedging purposes.

The Dodd-Frank Act was enacted into law in July 2010 in an effort to improve regulation of financial markets. The Dodd-Frank Act includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform. Non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as end users, can choose to exempt their hedging transactions from these clearing and exchange trading requirements. Final rules for the over-the-counter derivative-related provisions of the Dodd-Frank Act will continue to be established through the ongoing rulemaking process of the applicable regulators, including rules regarding margin requirements for non-cleared swaps. If, as a result of the rulemaking process, the Companies’ derivative activities are not exempted from the clearing, exchange trading or margin requirements, the Companies could be subject to higher costs, including from higher margin requirements, for their derivative activities. In addition, implementation of, and compliance with, the swaps provisions of the Dodd-Frank Act by the Companies’ counterparties could result in increased costs related to the Companies’ derivative activities.

Changing rating agency requirements could negatively affect the Companies’ growth and business strategy. In order to maintain appropriate credit ratings to obtain needed credit at a reasonable cost in light of existing or future rating agency requirements, the Companies may find it necessary to take steps or change their business plans in ways that may adversely affect their growth and earnings. A reduction in the Companies’ credit ratings could result in an increase in borrowing costs, loss of access to certain markets, or both, thus adversely affecting operating results and could require the Companies to post additional collateral in connection with some of its price risk management activities.

Dominion Gas depends, in part, on an intercompany credit agreement with Dominion and certain bank syndicated credit facilities available to Dominion and Dominion Gas for short-term borrowings to meet working capital needs. If Dominion’s short-term funding resources, which include the commercial paper market and its syndicated bank credit facilities, become unavailable to Dominion, Dominion Gas’ access to short-term funding could also be in jeopardy. Dominion Gas relies, in part, on an IRCA with Dominion to provide Dominion Gas, and its subsidiaries, with short-term borrowings to meet working capital and other cash needs. Dominion relies, in part, on the issuance of commercial paper in the short-term money markets to fund advances it makes to Dominion Gas under the IRCA. The issuance of commercial paper by Dominion is supported by its access to two bank syndicated revolving credit facilities. In addition, these facilities could be drawn upon either by Dominion Gas directly or by Dominion to fund Dominion Gas borrowing requests under the IRCA.

In the event of a default under the bank syndicated credit facilities by any of the Companies, Dominion could lose access to these facilities. In such an event, Dominion may not be able to rely on either the commercial paper market or the bank facility for its own short-term funding, and thus may not be able to fund a request by Dominion Gas under the IRCA.

An inability to access financial markets could adversely affect the execution of the Companies’ business plans. The Companies rely on access to short-term money markets and longer-term capital markets as significant sources of funding and liquidity for business plans with increasing capital expenditure needs, normal working capital and collateral requirements related to hedges of future sales and purchases of energy-related commodities. Deterioration in the Companies’ creditworthiness, as evaluated by credit rating agencies or otherwise, or declines in market reputation either for the Companies or their industry in general, or general financial market disruptions outside of the Companies’

control could increase their cost of borrowing or restrict their ability to access one or more financial markets. Further market disruptions could stem from delays in the current economic recovery, the bankruptcy of an unrelated company, general market disruption due to general credit market or political events, or the failure of financial institutions on which the Companies rely. Increased costs and restrictions on the Companies’ ability to access financial markets may be severe enough to affect their ability to execute their business plans as scheduled.

Potential changes in accounting practices may adversely affect the Companies’ financial results. The Companies cannot predict the impact that future changes in accounting standards or practices may have on public companies in general, the energy industry or their operations specifically. New accounting standards could be issued that could change the way they record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect earnings or could increase liabilities.

War, acts and threats of terrorism, natural disasters and other significant events could adversely affect the Companies’ operations. The Companies cannot predict the impact that any future terrorist attacks may have on the energy industry in general, or on the Companies’ business in particular. Any retaliatory military strikes or sustained military campaign may affect the Companies’ operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets. In addition, the Companies’ infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. For example, a physical attack on a critical substation in California resulted in serious impacts to the power grid. Furthermore, the physical compromise of the Companies’ facilities could adversely affect the Companies’ ability to manage these facilities effectively. Instability in financial markets as a result of terrorism, war, natural disasters, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and increase the cost of insurance coverage. This could negatively impact the Companies’ results of operations and financial condition.

Hostile cyber intrusions could severely impair the Companies’ operations, lead to the disclosure of confidential information, damage the reputation of the Companies and otherwise have an adverse effect on the Companies’ business. The Companies own assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run the Companies’ facilities are not completely isolated from external networks. There appears to be an increasing level of activity, sophistication and maturity of threat actors, in particular nation state actors, that wish to disrupt the U.S. bulk power system and the U.S. gas transmission or distribution system. Such parties could view the Companies’ computer systems, software or networks as attractive targets for cyber attack. For example, malware has been designed to target software that runs the nation’s critical infrastructure such as power transmission grids and gas pipelines. In addition, the Companies’ businesses require that they and their vendors collect and maintain sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss.

A successful cyber attack on the systems that control the Companies’ electric generation, electric or gas transmission or distribution assets could severely disrupt business operations, preventing the Companies from serving customers or collecting revenues. The breach of certain business systems could affect the Companies’ ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to the Companies’ reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. The Companies maintain property and casualty insurance that may cover certain damage caused by potential cyber incidents; however, other damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect the Companies’ business, financial condition and results of operations.

Failure to retain and attract key executive officers and other skilled professional and technical employees could have an adverse effect on the Companies’ operations. The Companies’ business strategy is dependent on their ability to recruit, retain and motivate employees. The Companies’ key executive officers are the CEO, CFO and presidents and those responsible for financial, operational, legal, regulatory and accounting functions. Competition for skilled management employees in these areas of the Companies’ business operations is high. In addition, demand for skilled professional and technical employees in gas transmission, storage, gathering, processing and distribution and in design and construction is high in light of growth in demand for natural gas, increased supply of natural gas as a result of developments in gas production, increased infrastructure projects, increased risk in certain areas of the business, such as cybersecurity, and increased regulation of these activities. The Companies’ inability to retain and attract these employees could adversely affect their business and future operating results. An aging workforce in the energy industry also necessitates recruiting, retaining and developing the next generation of leadership.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, Dominion owned its principal executive office and three other corporate offices, all located in Richmond, Virginia. Dominion also leases corporate offices in other cities in which its subsidiaries operate. Virginia Power and Dominion Gas share Dominion’s principal office in Richmond, Virginia, which is owned by Dominion. In addition, Virginia Power’s DVP and Generation segments share certain leased buildings and equipment. See Item 1. Business for additional information about each segment’s principal properties, which information is incorporated herein by reference.

Dominion’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described here and in Item 1. Business.

Substantially all of Virginia Power’s property is subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of December 31, 2014; however, by leaving the indenture open, Virginia Power expects to retain the flexibility to issue mortgage bonds in the future. Certain of Dominion’s merchant generation facilities are also subject to liens.

DOMINION ENERGY

Dominion Energy’s Cove Point LNG facility has an operational peak regasification daily send-out capacity of approximately 1.8 bcf and an aggregate LNG storage capacity of approximately 14.6 bcf. In addition, Cove Point has a liquefier that has the potential to create approximately 0.01 bcf of LNG per day.

The Cove Point Pipeline is a 36-inch diameter underground, interstate natural gas pipeline that extends approximately 88 miles from Cove Point to interconnections with Transcontinental Gas Pipe Line Company, LLC in Fairfax County, Virginia, and with Columbia Gas Transmission LLC and DTI in Loudoun County, Virginia. In 2009, the original pipeline was expanded to include a 36-inch diameter expansion that extends approximately 48 miles, roughly 75% of which is parallel to the original pipeline.

Dominion Gas also owns NGL processing plants capable of processing over 270,000 mcf per day of natural gas. Hastings is the largest plant and is capable of processing over 180,000 mcf per day of natural gas. Hastings can also fractionate over 580,000 Gals per day of NGLs into marketable products, including propane, isobutane, butane, and natural gasoline. NGL operations have storage capacity of 1,226,500 Gals of propane, 109,000 Gals of isobutane, 442,000 Gals of butane, 2,000,000 Gals of natural gasoline, and 1,012,500 Gals of mixed NGLs.

See Item 1. Business, General and Item 1. Dominion Energy, Properties and Investments for details regarding Dominion Energy’s pipeline and storage capacity.

DVP

See Item 1. Business, General for details regarding DVP’s principal properties, which primarily include transmission and distribution lines.

DOMINION GENERATION

Dominion and Virginia Power generate electricity for sale on a wholesale and a retail level. Dominion and Virginia Power supply electricity demand either from their generation facilities or through purchased power contracts. As of December 31, 2014, Dominion Generation’s total utility and merchant generating capacity was approximately 24,600 MW.

The following tables list Dominion Generation’s utility and merchant generating units and capability, as of December 31, 2014:

VIRGINIA POWER UTILITY GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Warren County (CC)	Warren County, VA	1,342
Ladysmith (CT)	Ladysmith, VA	783
Remington (CT)	Remington, VA	608
Bear Garden (CC)	Buckingham County, VA	590
Possum Point (CC)	Dumfries, VA	559
Chesterfield (CC)	Chester, VA	397
Elizabeth River (CT)	Chesapeake, VA	348
Possum Point	Dumfries, VA	316
Bellemeade (CC)	Richmond, VA	267
Bremo(1)	Bremo Bluff, VA	227
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	165
Total Gas		6,158		30%
Coal
Mt. Storm	Mt. Storm, WV	1,629
Chesterfield	Chester, VA	1,267
Virginia City Hybrid Energy Center	Wise County, VA	610
Clover	Clover, VA	439	(3)
Yorktown(2)	Yorktown, VA	323
Mecklenburg	Clarksville, VA	138
Total Coal		4,406		22
Nuclear
Surry	Surry, VA	1,676
North Anna	Mineral, VA	1,672	(4)
Total Nuclear		3,348		16
Oil
Yorktown	Yorktown, VA	790
Possum Point	Dumfries, VA	786
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Possum Point (CT)	Dumfries, VA	72
Chesapeake (CT)	Chesapeake, VA	51
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Total Oil		2,160		11
Hydro
Bath County	Warm Springs, VA	1,802	(5)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other	Various	3
Total Hydro		2,120		10
Biomass
Pittsylvania	Hurt, VA	83
Altavista	Altavista, VA	51
Polyester	Hopewell, VA	51
Southhampton	Southampton, VA	51
Total Biomass		236		1
Various
Mt. Storm (CT)	Mt. Storm, WV	11		—
		18,439
Power Purchase Agreements		1,978		10
Total Utility Generation		20,417		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)	Converted from coal to gas in 2014.
(2)	Coal-fired units are expected to be retired at Yorktown as early as 2016 as a result of the issuance of the MATS rule.
(3)	Excludes 50% undivided interest owned by ODEC.
(4)	Excludes 11.6% undivided interest owned by ODEC.
(5)	Excludes 40% undivided interest owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc.

DOMINION MERCHANT GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Nuclear
Millstone	Waterford, CT	2,001	(1)
Total Nuclear		2,001		48%
Gas
Fairless (CC)	Fairless Hills, PA	1,196
Manchester (CC)	Providence, RI	461
Total Gas		1,657		39
Wind
Fowler Ridge(2)	Benton County, IN	150	(3)
NedPower Mt. Storm(2)	Grant County, WV	132	(4)
Total Wind		282		7
Solar(5)
Camelot Solar	Mojave, CA	45
Indy Solar	Indianapolis, IN	29
CID Solar	Corcoran, CA	20
Kansas Solar	Lenmore, CA	20
Kent South Solar	Lenmore, CA	20
Old River One Solar	Bakersfield, CA	20
West Antelope Solar	Lancaster, CA	20
Adams East Solar	Tranquility, CA	19
Mulberry Solar	Selmer, TN	16
Selmer Solar	Selmer, TN	16
Columbia 2 Solar	Mojave, CA	15
Azalea Solar	Davisboro, GA	8
Somers Solar	Somers, CT	5
Total Solar		253		6
Fuel Cell
Bridgeport Fuel Cell	Bridgeport, CT	15
Total Fuel Cell		15		—
Total Merchant Generation		4,208		100%

Note: (CC) denotes combined cycle.

(1)	Excludes 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain.
(2)	Subject to a lien securing the facility’s debt.
(3)	Excludes 50% membership interest owned by BP.
(4)	Excludes 50% membership interest owned by Shell.
(5)	All solar facilities are alternating current.

Item 3. Legal Proceedings

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

In August 2014, Cove Point received a “Request to Show Cause” from the EPA alleging violations of certain release reporting requirements under CERCLA and EPCRA. In February 2013, Cove Point first reported to the EPA a continuous release of ammonia emissions from the NOx control systems attached to its electric generating turbines as a part of normal operations. While these emissions are not subject to permit limits, Cove Point verified and submitted to the EPA that the ammonia emissions periodically exceeded the reporting threshold between December 2012 and February 2013. Cove Point further submitted to the EPA the required written follow-up reports. In December 2014, Cove Point and the EPA finalized a Consent Agreement and Final Order resolving this matter, which included a civil penalty of $365,000. Cove Point paid the penalty in December 2014.

In October 2014, Virginia Power received a draft consent order from the VDEQ in connection with excess carbon monoxide emissions reported in February 2014 for Altavista. The draft consent order included a proposed penalty of approximately $135,000. In January 2015, Virginia Power and VDEQ finalized a consent order resolving this matter, which included a final penalty of approximately $95,000. Virginia Power has also submitted to VDEQ a request to modify Altavista’s Title V air permit to address the underlying operational issues.

In January 2015, Virginia Power received a draft consent order from the VDEQ in connection with excess particulate matter emissions reported in August and September 2014 for Yorktown. Virginia Power submitted evidence in late September 2014 that the excess emissions have been corrected. In January 2015, Virginia Power and VDEQ finalized a consent order resolving this matter, which included a penalty of approximately $107,000.

Also in January 2015, DTI received a draft consent agreement from the EPA in connection with alleged violations of certain CAA monitoring and permitting requirements at the Hastings facility. The draft consent agreement includes a proposed penalty of approximately $160,000. DTI is working with the EPA to resolve this matter. The ultimate resolution of the consent agreement is not expected to have a material effect on Dominion Gas.

See Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in Item 7. MD&A, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Dominion

Information concerning the executive officers of Dominion, each of whom is elected annually, is as follows:

Name and Age	Business Experience Past Five Years(1)
Thomas F. Farrell II (60)	Chairman of the Board of Directors of Dominion from April 2007 to date; President and CEO of Dominion from January 2006 to date. Chairman and CEO of Dominion Midstream GP, LLC (the general partner of Dominion Midstream) from March 2014 to date and President from February 2015 to date; CEO of Dominion Gas from September 2013 to date and Chairman from March 2014 to date; Chairman and CEO of Virginia Power from February 2006 to date.

Mark F. McGettrick (57)	Executive Vice President and CFO of Dominion from June 2009 to date, Dominion Midstream GP, LLC from March 2014 to date, Virginia Power from June 2009 to date and Dominion Gas from September 2013 to date.

David A. Christian (60)	Executive Vice President and CEO—Dominion Generation Group of Dominion from February 2013 to date; Executive Vice President of Dominion from May 2011 to February 2013; President and COO of Virginia Power from June 2009 to date.

Paul D. Koonce (55)	Executive Vice President and CEO—Energy Infrastructure Group of Dominion from February 2013 to date; Executive Vice President of Dominion from April 2006 to February 2013; Executive Vice President of Dominion Midstream GP, LLC from March 2014 to date; President and COO of Virginia Power from June 2009 to date; President of Dominion Gas from September 2013 to date.

David A. Heacock (57)	President and CNO of Virginia Power from June 2009 to date.

Robert M. Blue (47)	President of Virginia Power from January 2014 to date; Senior Vice President-Law, Public Policy and Environment of Dominion from January 2011 to December 2013; Senior Vice President-Public Policy and Environment of Dominion from February 2010 to December 2010.

Michele L. Cardiff (47)	Vice President, Controller and CAO of Dominion from April 2014 to date; Vice President-Accounting of DRS from January 2014 to March 2014; Vice President, Controller and CAO of Virginia Power from April 2014 to date, Dominion Gas from March 2014 to date, and Dominion Midstream GP, LLC from March 2014 to date and General Auditor of DRS from September 2012 to December 2013; Controller of Virginia Power from June 2009 to August 2012.

Diane Leopold (48)	President of DTI, East Ohio and Dominion Cove Point, Inc. from January 2014 to date; Senior Vice President of DTI from April 2012 to December 2013; Senior Vice President—Business Development & Generation Construction of Virginia Power from April 2009 to March 2012.

Mark O. Webb (50)	Vice President, General Counsel and Chief Risk Officer of Dominion, Virginia Power and Dominion Gas from January 2014 to date; Vice President and General Counsel of Dominion Midstream GP, LLC from March 2014 to date; Vice President and General Counsel of Dominion from January 2013 to December 2013; Deputy General Counsel of DRS from July 2011 to December 2012; Director-Policy & Business Evaluation AES of DRS from May 2009 to June 2011.

(1)	Any service listed for Virginia Power, Dominion Midstream GP, LLC, Dominion Gas, DTI, East Ohio, Dominion Cove Point, Inc. and DRS reflects service at a subsidiary of Dominion.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dominion

Dominion’s common stock is listed on the NYSE. At January 31, 2015, there were approximately 132,000 record holders of Dominion’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Direct. Discussions of expected dividend payments and restrictions on Dominion’s payment of dividends required by this Item are contained in Liquidity and Capital Resources in Item 7. MD&A and Notes 17 and 20 to the Consolidated Financial Statements. Cash dividends were paid quarterly in 2014 and 2013. Quarterly information concerning stock prices and dividends is disclosed in Note 26 to the Consolidated Financial Statements, which information is incorporated herein by reference.

The following table presents certain information with respect to Dominion’s common stock repurchases during the fourth quarter of 2014:

DOMINION PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
10/1/2014-10/31/14	405	$69.26	N/A	19,629,059 shares/$	1.18 billion
11/1/2014-11/30/14	444	$71.30	N/A	19,629,059 shares/$	1.18 billion
12/1/2014-12/31/14	—	$—	N/A	19,629,059 shares/$	1.18 billion
Total	849	$70.33	N/A	19,629,059 shares/$	1.18 billion

(1)	405 and 444 shares were tendered by employees to satisfy tax withholding obligations on vested restricted stock in October and November 2014, respectively.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

Virginia Power

There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion. Restrictions on Virginia Power’s payment of dividends are discussed in Note 20 to the Consolidated Financial Statements. Virginia Power paid quarterly cash dividends on its common stock as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions)
2014	$148	$121	$196	$125	$590
2013	148	120	195	116	579

As discussed in Note 18 to the Consolidated Financial Statements in this report, during 2014, Virginia Power redeemed all shares of each outstanding series of its preferred stock. Effective October 30, 2014, the Virginia Power Board of Directors approved amendments to Virginia Power’s Articles of Incorporation to delete references to the redeemed series of preferred stock.

The text of the foregoing amendment to Virginia Power’s Articles of Incorporation is included in the Amended and Restated Articles of Incorporation filed with Virginia Power’s quarterly report on Form 10-Q for the nine months ended September 30, 2014.

Dominion Gas

All of Dominion Gas’ membership interests are owned by Dominion. Restrictions on Dominion Gas’ payment of distributions are discussed in Note 20 to the Consolidated Financial Statements. Dominion Gas paid quarterly distributions as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions)
2014	$78	$67	$61	$140	$346
2013	—	—	80	318	398

Item 6. Selected Financial Data

DOMINION

Year Ended December 31,	2014	2013	2012	2011	2010
(millions, except per share amounts)
Operating revenue	$12,436	$13,120	$12,835	$13,765	$14,392
Income from continuing operations, net of tax(1)	1,310	1,789	1,427	1,466	3,056
Loss from discontinued operations, net of tax(1)	—	(92)	(1,125)	(58)	(248)
Net income attributable to Dominion	1,310	1,697	302	1,408	2,808
Income from continuing operations before loss from discontinued operations per common share-basic	2.25	3.09	2.49	2.56	5.19
Net income attributable to Dominion per common share-basic	2.25	2.93	0.53	2.46	4.77
Income from continuing operations before loss from discontinued operations per common share-diluted	2.24	3.09	2.49	2.55	5.18
Net income attributable to Dominion per common share-diluted	2.24	2.93	0.53	2.45	4.76
Dividends declared per common share	2.40	2.25	2.11	1.97	1.83
Total assets	54,327	50,096	46,838	45,614	42,817
Long-term debt	21,805	19,330	16,851	17,394	15,758

(1)	Amounts attributable to Dominion’s common shareholders.

2014 results include $248 million of after-tax charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, a $193 million after-tax charge related to Dominion’s restructuring of its producer services business and a $174 million after-tax charge associated with the Liability Management Exercise.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MD&A discusses Dominion’s results of operations and general financial condition and Virginia Power’s and Dominion Gas’ results of operations. MD&A should be read in conjunction with Item 1. Business and the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Virginia Power and Dominion Gas meet the conditions to file under the reduced disclosure format, and therefore have omitted certain sections of MD&A.

CONTENTS OF MD&A

MD&A consists of the following information:

•	Forward-Looking Statements
•	Accounting Matters—Dominion
•	Dominion
•	Results of Operations
•	Segment Results of Operations
•	Virginia Power
•	Results of Operations
•	Dominion Gas
•	Results of Operations
•	Liquidity and Capital Resources—Dominion
•	Future Issues and Other Matters—Dominion

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

•	Cost of environmental compliance, including those costs related to climate change;
•	Changes in enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;
•	Changes in regulator implementation of environmental standards and litigation exposure for remedial activities;
•	Difficult to anticipate mitigation requirements associated with environmental approvals;
•

Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Unplanned outages at facilities in which the Companies have an ownership interest;
•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s and Dominion Gas’ earnings and the Companies’ liquidity position and the underlying value of their assets;
•	Counterparty credit and performance risk;
•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;
•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion and Dominion Gas;
•	Fluctuations in interest rates;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Impacts of acquisitions, divestitures, transfers of assets to joint ventures or Dominion Midstream, and retirements of assets based on asset portfolio reviews;
•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;
•	The timing and execution of Dominion Midstream’s growth strategy;
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

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion;
•	Changes in operating, maintenance and construction costs;
•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects and compliance with conditions associated with such regulatory approvals;
•	The inability to complete planned construction, conversion or expansion projects at all, or with the outcomes or within the terms and time frames initially anticipated;
•	Adverse outcomes in litigation matters or regulatory proceedings; and
•	The impact of operational hazards including adverse developments with respect to pipeline safety or integrity, and other catastrophic events.

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

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates

Dominion has identified the following accounting policies, including certain inherent estimates, that as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Dominion has discussed the development, selection and disclosure of each of these policies with the Audit Committee of its Board of Directors.

ACCOUNTING FOR REGULATED OPERATIONS

The accounting for Dominion’s regulated electric and gas operations differs from the accounting for nonregulated operations in that Dominion is required to reflect the effect of rate regulation in its Consolidated Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs are deferred as regulatory assets that otherwise would be expensed by nonregulated companies. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Generally, regulatory assets and liabilities are amortized into income over the period authorized by the regulator.

Dominion evaluates whether or not recovery of its regulatory assets through future rates is probable and makes various assumptions in its analysis. The expectations of future recovery are generally based on orders issued by regulatory commissions, legislation or historical experience, as well as discussions with applicable regulatory authorities and legal counsel. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. See Notes 12 and 13 to the Consolidated Financial Statements for additional information.

ASSET RETIREMENT OBLIGATIONS

Dominion recognizes liabilities for the expected cost of retiring tangible long-lived assets for which a legal obligation exists and the ARO can be reasonably estimated. These AROs are recognized at fair value as incurred and are capitalized as part of the cost of the related long-lived assets. In the absence of quoted market prices, Dominion estimates the fair value of its AROs using present value techniques, in which it makes various assumptions including estimates of the amounts and timing of future cash flows associated with retirement activities, credit-adjusted risk free rates and cost escalation rates. The impact on measurements of new AROs or remeasurements of existing AROs, using different cost escalation rates in the future, may be significant. When Dominion revises any assumptions used to calculate the fair value of existing AROs, it adjusts the carrying amount of both the ARO liability and the related long-lived asset for assets that are in service; for assets that have ceased operations, Dominion adjusts the carrying amount of the ARO liability with such changes recognized in income. Dominion accretes the ARO liability to reflect the passage of time.

In 2014, 2013 and 2012, Dominion recognized $81 million, $86 million and $77 million, respectively, of accretion, and expects to recognize $86 million in 2015. Dominion records accretion and depreciation associated with utility nuclear decommissioning AROs as an adjustment to the regulatory liability related to its nuclear decommissioning trust.

A significant portion of Dominion’s AROs relates to the future decommissioning of its merchant and utility nuclear facilities. These nuclear decommissioning AROs are reported in the Dominion Generation segment. At December 31, 2014, Dominion’s nuclear decommissioning AROs totaled $1.4 billion, representing approximately 84% of its total AROs. Based on their significance, the following discussion of critical assumptions inherent in determining the fair value of AROs relates to those associated with Dominion’s nuclear decommissioning obligations.

Dominion obtains from third-party specialists periodic site-specific base year cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for its nuclear plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods of time are by nature highly uncertain and may vary significantly from actual results. In addition, Dominion’s cost estimates include cost escalation rates that are applied to the base year costs. Dominion determines cost escalation rates, which represent projected cost increases over time due to both general inflation and increases in the cost of specific decommissioning activities, for each nuclear facility. The selection of these cost escalation rates is dependent on subjective factors which are considered to be critical assumptions.

Primarily as a result of a shift of the delayed planned date on which the DOE is expected to begin accepting spent nuclear fuel, in 2014 Dominion recorded an increase of $95 million to the nuclear decommissioning AROs.

In December 2013, Dominion recorded a reduction of $129 million ($47 million of which was credited to income) in the nuclear decommissioning AROs for its units due to a reduction in estimated costs.

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

Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2014, Dominion had $145 million of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.

Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion evaluates quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. Dominion establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. At December 31, 2014, Dominion had established $87 million of valuation allowances.

ACCOUNTING FOR DERIVATIVE CONTRACTS AND OTHER INSTRUMENTS AT FAIR VALUE

Dominion uses derivative contracts such as futures, swaps, forwards, options and FTRs to manage commodity, currency exchange and financial market risks of its business operations. Derivative contracts, with certain exceptions, are reported in the Consolidated Balance Sheets at fair value. Accounting requirements for derivatives and related hedging activities are complex and may be subject to further clarification by standard-setting bodies. The majority of investments held in Dominion’s nuclear decommissioning and rabbi and benefit plan trust funds are also subject to fair value accounting. See Notes 6 and 21 to the Consolidated Financial Statements for further information on these fair value measurements.

Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, management seeks indicative price information from external sources, including broker quotes and industry publications. When evaluat-

ing pricing information provided by brokers and other pricing services, Dominion considers whether the broker is willing and able to trade at the quoted price, if the broker quotes are based on an active market or an inactive market and the extent to which brokers are utilizing a particular model if pricing is not readily available. If pricing information from external sources is not available, or if Dominion believes that observable pricing information is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases, Dominion must estimate prices based on available historical and near-term future price information and use of statistical methods, including regression analysis, that reflect its market assumptions.

Dominion maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

USE OF ESTIMATES IN GOODWILL IMPAIRMENT TESTING

As of December 31, 2014, Dominion reported $3.0 billion of goodwill in its Consolidated Balance Sheet. A significant portion resulted from the acquisition of the former CNG in 2000.

In April of each year, Dominion tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2014, 2013 and 2012 annual tests and any interim tests did not result in the recognition of any goodwill impairment.

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

USE OF ESTIMATES IN LONG-LIVED ASSET IMPAIRMENT TESTING

Impairment testing for an individual or group of long-lived assets or for intangible assets with definite lives is required when circumstances indicate those assets may be impaired. When an asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. Performing an impairment test on long-lived

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

assets involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about operating the long-lived assets and the selection of an appropriate discount rate. When determining whether an asset or asset group has been impaired, management groups assets at the lowest level that has identifiable cash flows. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed and expected proceeds from dispositions. See Note 6 to the Consolidated Financial Statements for a discussion of impairments related to certain long-lived assets.

EMPLOYEE BENEFIT PLANS

Dominion sponsors noncontributory defined benefit pension plans and other postretirement benefit plans for eligible active employees, retirees and qualifying dependents. The projected costs of providing benefits under these plans are dependent, in part, on historical information such as employee demographics, the level of contributions made to the plans and earnings on plan assets. Assumptions about the future, including the expected long-term rate of return on plan assets, discount rates applied to benefit obligations, mortality rates and the anticipated rate of increase in healthcare costs and participant compensation, also have a significant impact on employee benefit costs. The impact of changes in these factors, as well as differences between Dominion’s assumptions and actual experience, is generally recognized in the Consolidated Statements of Income over the remaining average service period of plan participants, rather than immediately.

The expected long-term rates of return on plan assets, discount rates, healthcare cost trend rates and mortality rates are critical assumptions. Dominion determines the expected long-term rates of return on plan assets for pension plans and other postretirement benefit plans by using a combination of:

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

Dominion develops assumptions, which are then compared to the forecasts of an independent investment advisor to ensure reasonableness. An internal committee selects the final assumptions. Dominion calculated its pension cost using an expected long-term rate of return on plan assets assumption of 8.75% for 2014 and 8.50% for 2013 and 2012. For 2015, the expected long-term rate of return for pension cost assumption is 8.75%. Dominion calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 8.50% for 2014 and 7.75% for 2013 and 2012. For 2015, the expected long-term rate of return for other postretirement benefit cost assumption is 8.50%. The rate used in calculating other postretirement benefit cost is lower than the rate used in calculating pension cost because of differences in the relative amounts of various types of investments held as plan assets.

Dominion determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost ranged from 5.20% to 5.30% for pension plans and 5.00% to 5.10% for other postretirement benefit plans in 2014, ranged from 4.40% to 4.80% in 2013 and were 5.50% in 2012. Dominion selected a discount rate of 4.40% for determining both its December 31, 2014 projected pension and other postretirement benefit obligations.

Dominion establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected, and demographics of plan participants. Dominion’s healthcare cost trend rate assumption as of December 31, 2014 was 7.00% and is expected to gradually decrease to 5.00% by 2018 and continue at that rate for years thereafter.

Dominion develops its mortality assumption using plan-specific studies and projects mortality improvement using scales developed by the Society of Actuaries.

The following table illustrates the effect on cost of changing the critical actuarial assumptions previously discussed, while holding all other assumptions constant:

		Increase in Net Periodic Cost
	Change in Actuarial Assumption	Pension Benefits	Other Postretirement Benefits
(millions, except percentages)
Discount rate	(0.25)%	$17	$1
Long-term rate of return on plan assets	(0.25)%	15	3
Healthcare cost trend rate	1%	N/A	26

In addition to the effects on cost, at December 31, 2014, a 0.25% decrease in the discount rate would increase Dominion’s projected pension benefit obligation by $236 million and its accumulated postretirement benefit obligation by $47 million, while a 1.00% increase in the healthcare cost trend rate would increase its accumulated postretirement benefit obligation by $186 million.

See Note 21 to the Consolidated Financial Statements for additional information on Dominion’s employee benefit plans.

DOMINION

RESULTS OF OPERATIONS

Presented below is a summary of Dominion’s consolidated results:

Year Ended December 31,	2014	$ Change	2013	$ Change	2012
(millions, except EPS)
Net Income attributable to Dominion	$1,310	$(387)	$1,697	$1,395	$302
Diluted EPS	2.24	(0.69)	2.93	2.40	0.53

Overview

2014 VS. 2013

Net income attributable to Dominion decreased by 23% primarily due to charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, charges associated with Dominion’s Liability Management Exercise, and the repositioning of Dominion’s producer services business, which was completed in the first quarter of 2014. See Note 13 for more information on legislation related to North Anna and offshore wind facilities. See Liquidity and Capital Resources for more information on the Liability Management Exercise. These decreases were partially offset by an increase in investment tax credits received, primarily from new solar projects.

2013 VS. 2012

Net income attributable to Dominion increased by $1.4 billion primarily due to the absence of impairment and other charges recorded in 2012 related to the discontinued operations of Brayton Point and Kincaid and management’s decision to cease operations and begin decommissioning Kewaunee in 2013.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

Year Ended December 31,	2014	$ Change	2013	$ Change	2012
(millions)
Operating Revenue	$12,436	$(684)	$13,120	$285	$12,835
Electric fuel and other energy-related purchases	3,400	(485)	3,885	240	3,645
Purchased electric capacity	361	3	358	(29)	387
Purchased gas	1,355	24	1,331	154	1,177
Net Revenue	7,320	(226)	7,546	(80)	7,626
Other operations and maintenance	2,765	306	2,459	(632)	3,091
Depreciation, depletion and amortization	1,292	84	1,208	81	1,127
Other taxes	542	(21)	563	13	550
Other income	250	(15)	265	42	223
Interest and related charges	1,193	316	877	61	816
Income tax expense	452	(440)	892	81	811
Loss from discontinued operations	—	92	(92)	1,033	(1,125)

An analysis of Dominion’s results of operations follows:

2014 VS. 2013

Net revenue decreased 3%, primarily reflecting:

•	A $263 million decrease from retail energy marketing operations, primarily due to the sale of the retail electric business in March 2014; and
•

A $195 million decrease primarily related to the repositioning of Dominion’s producer services business which was completed in the first quarter of 2014, reflecting the termination of natural gas trading and certain energy marketing activities.

These decreases were partially offset by:

•	A $171 million increase from electric utility operations, primarily reflecting:
•	An increase from rate adjustment clauses at electric utility operations ($132 million); and
•	An increase in sales from electric utility operations primarily due to an increase in heating degree days ($34 million);
•	A $46 million increase in gas transportation and storage activities and other revenues, largely due to various expansion projects being placed into service; and
•

A $35 million increase in merchant generation margins, primarily due to higher realized prices ($120 million), partially offset by lower generation output due to the decommissioning of Kewaunee beginning in May 2013 ($95 million).

Other operations and maintenance increased 12%, primarily reflecting:

•	$370 million in charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities;
•	A $135 million increase in planned outage costs at certain merchant generation facilities and at certain non-nuclear utility facilities; and

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

•	A $121 million charge related to a settlement offer to incur future ash pond closure costs at certain utility generation facilities.

These increases were partially offset by:

•	A gain on the sale of Dominion’s electric retail energy marketing business in March 2014 ($100 million), net of a $31 million write-off of goodwill;
•	A $67 million decrease primarily due to the deferral of utility nuclear outage costs beginning in the second quarter of 2014, pursuant to the Virginia legislation enacted in April 2014;
•	The absence of a $65 million charge primarily reflecting impairment charges recorded in 2013 for certain natural gas infrastructure assets; and
•

A decrease in bad debt expense at regulated natural gas distribution operations primarily related to low-income assistance programs ($53 million). These bad debt expenses are recovered through rates and do not impact net income.

Interest and related charges increased 36%, primarily due to charges associated with Dominion’s Liability Management Exercise in 2014 ($284 million) and higher long-term debt interest expense resulting from debt issuances in 2014 ($44 million).

Income tax expense decreased 49%, primarily reflecting lower pre-tax income ($350 million) and the impact of federal renewable energy investment tax credits ($105 million).

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
•

A $144 million increase from regulated natural gas transmission operations primarily related to the Appalachian Gateway Project that was placed into service in September 2012 ($44 million), an increase in gathering and storage services ($38 million), NGL activities primarily related to an increase in processing and fractionation volumes ($19 million) and the Northeast Expansion Project that was placed into service in November 2012 ($16 million).

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

In 2015, Dominion is expected to experience an increase in net income on a per share basis as compared to 2014. Dominion’s anticipated 2015 results reflect the following significant factors:

•	A return to normal weather in its electric utility operations;
•	Growth in weather-normalized electric utility sales of approximately 1%, comparable to 2014 growth;

•	Construction and operation of growth projects in electric utility operations and associated rate adjustment clause revenue;
•

The absence of certain charges incurred in 2014, including charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, charges associated with Dominion’s Liability Management Exercise, charges related to the repositioning of Dominion’s producer services business, which was completed in the first quarter of 2014, and charges related to a settlement offer to incur future ash pond closure costs at certain utility generation facilities;

•	Construction and operation of growth projects in gas transmission and distribution; partially offset by
•	An increase in depreciation, depletion, and amortization;
•	Higher operating and maintenance expenses; and
•	A higher effective tax rate, driven primarily by higher state income tax expense and lower investment tax credits.

Additionally, in 2015, Dominion expects to focus on meeting new and developing environmental requirements, including by making significant investments in utility solar generation, particularly in Virginia.

SEGMENT RESULTS OF OPERATIONS

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit or loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

Year Ended December 31,	2014		2013		2012
	Net Income attribu- table to Dominion	Diluted EPS	Net Income attribu- table to Dominion	Diluted EPS	Net Income attribu- table to Dominion	Diluted EPS
(millions, except EPS)
DVP	$502	$0.86	$475	$0.82	$439	$0.77
Dominion Generation	1,101	1.88	1,031	1.78	1,021	1.78
Dominion Energy	677	1.16	643	1.11	551	0.96
Primary operating segments	2,280	3.90	2,149	3.71	2,011	3.51
Corporate and Other	(970)	(1.66)	(452)	(0.78)	(1,709)	(2.98)
Consolidated	$1,310	$2.24	$1,697	$2.93	$302	$0.53

DVP

Presented below are operating statistics related to DVP’s operations:

Year Ended December 31,	2014	% Change	2013	% Change	2012
Electricity delivered (million MWh)	83.5	1%	82.4	2%	80.8
Degree days:
Cooling	1,638	—	1,645	(8)	1,787
Heating	3,793	4	3,651	24	2,955
Average electric distribution customer accounts (thousands)(1)	2,500	1	2,475	1	2,455

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

2014 VS. 2013

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$8	$0.01
Other	(1)	—
FERC transmission equity return	27	0.04
Storm damage and service restoration	13	0.02
Depreciation	(8)	(0.01)
Other	(12)	(0.02)
Change in net income contribution	$27	$0.04

2013 VS. 2012

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$24	$0.04
Other	(2)	—
FERC transmission equity return	30	0.05
Storm damage and service restoration(1)	(20)	(0.03)
Depreciation	(7)	(0.01)
Other operations and maintenance expense	7	0.01
Other	4	0.01
Share dilution	—	(0.02)
Change in net income contribution	$36	$0.05

(1)	Excludes restoration costs associated with damage caused by severe storms in 2012, which are reflected in the Corporate and Other segment.

Dominion Generation

Presented below are operating statistics related to Dominion Generation’s operations:

Year Ended December 31,	2014		% Change	2013	% Change	2012
Electricity supplied (million MWh):
Utility	83.9		1%	82.8	2%	80.9
Merchant(1)	25.0		(6)	26.6	(5)	28.0
Degree days (electric utility service area):
Cooling	1,638		—	1,645	(8)	1,787
Heating	3,793		4	3,651	24	2,955
Average retail energy marketing customer accounts (thousands)(2)	1,283	(3)	(39)	2,119	—	2,129

(1)	Excludes 7.6 million and 12.8 million MWh for 2013 and 2012, respectively, related to Kewaunee, Brayton Point, Kincaid, State Line, Salem and Dominion’s equity method investment in Elwood. There are no exclusions related to these stations in 2014.
(2)	Period average.
(3)	Excludes 511 thousand average retail electric energy marketing customer accounts due to the sale of this business in March 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

2014 VS. 2013

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$64	$0.11
Regulated electric sales:
Weather	13	0.02
Other	(7)	(0.01)
Retail energy marketing operations(1)	(20)	(0.04)
Rate adjustment clause equity return	(8)	(0.01)
PJM ancillary services	24	0.04
Renewable energy investment tax credits	97	0.17
Outage costs	(40)	(0.07)
AFUDC equity return	(17)	(0.04)
Salaries and benefits	(11)	(0.03)
Other	(25)	(0.04)
Change in net income contribution	$70	$0.10

(1)	Excludes earnings from Retail electric energy marketing, which was sold in March 2014.

2013 VS. 2012

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(14)	$(0.02)
Regulated electric sales:
Weather	44	0.08
Other	(4)	(0.01)
Retail energy marketing operations	(54)	(0.09)
Rate adjustment clause equity return	35	0.06
PJM ancillary services	(26)	(0.05)
Renewable energy investment tax credits	40	0.07
Outage costs	10	0.02
Other	(21)	(0.04)
Share dilution	—	(0.02)
Change in net income contribution	$10	$—

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations.

Year Ended December 31,	2014	% Change	2013	% Change	2012
Gas distribution throughput (bcf):
Sales	32	10%	29	12%	26
Transportation	353	26	281	8	259
Heating degree days	6,330	8	5,875	18	4,986
Average gas distribution customer accounts (thousands)(1):
Sales	244	(1)	246	(2)	251
Transportation	1,052	—	1,049	—	1,044

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

2014 VS. 2013

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Gas distribution margin:
Weather	$4	$0.01
Rate adjustment clauses	15	0.02
Other	5	0.01
Assignments of Marcellus acreage	31	0.05
Depreciation	(8)	(0.01)
Blue Racer(1)	(1)	—
Other	(12)	(0.03)
Change in net income contribution	$34	$0.05

(1)	Includes a $24 million decrease in gains from the sale of assets.

2013 VS. 2012

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$8	$0.01
Producer services margin(1)	(37)	(0.06)
Gas transmission margin(2)	88	0.15
Blue Racer(3)	17	0.03
Assignment of Marcellus acreage	12	0.02
Other	4	0.01
Share dilution	—	(0.01)
Change in net income contribution	$92	$0.15

(1)	Excludes charges incurred in 2013 associated with the ongoing exit of natural gas trading and certain energy marketing activities which are reflected in the Corporate and Other segment.
(2)	Primarily reflects a full year of the Appalachian Gateway Project in service.
(3)	Includes a $15 million increase in gains from the sale of assets.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2014	2013	2012
(millions, except EPS amounts)
Specific items attributable to operating segments	$(544)	$(184)	$(1,467)
Specific items attributable to Corporate and Other segment	(149)	—	(5)
Total specific items	(693)	(184)	(1,472)
Other corporate operations	(277)	(268)	(237)
Total net expense	$(970)	$(452)	$(1,709)
EPS impact	$(1.66)	$(0.78)	$(2.98)

TOTAL SPECIFIC ITEMS

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments’ performance or allocating resources among the segments. See Note 25 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and other also includes specific items attributable to the Corporate and Other segment. In 2014, this primarily includes $174 million in after-tax charges associated with Dominion’s Liability Management Exercise.

VIRGINIA POWER

RESULTS OF OPERATIONS

Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2014	$ Change	2013	$ Change	2012
(millions)
Net Income	$858	$(280)	$1,138	$88	$1,050

Overview

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

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2014	$ Change	2013	$ Change	2012
(millions)
Operating Revenue	$7,579	$284	$7,295	$69	$7,226
Electric fuel and other energy-related purchases	2,406	102	2,304	(64)	2,368
Purchased electric capacity	360	2	358	(28)	386
Net Revenue	4,813	180	4,633	161	4,472
Other operations and maintenance	1,916	465	1,451	(15)	1,466
Depreciation and amortization	915	62	853	71	782
Other taxes	258	9	249	17	232
Other income	93	7	86	(10)	96
Interest and related charges	411	42	369	(16)	385
Income tax expense	548	(111)	659	6	653

An analysis of Virginia Power’s results of operations follows:

2014 VS. 2013

Other operations and maintenance increased 32%, primarily reflecting:

•	$370 million in charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities; and
•	A $121 million charge related to a settlement offer to incur future ash pond closure costs at certain generation facilities.

Interest and related charges increased 11%, primarily due to higher long-term debt interest expense resulting from debt issuances in August 2013 and February 2014.

Income tax expense decreased 17%, primarily reflecting lower pre-tax income.

2013 VS. 2012

Net Revenue increased 4%, primarily reflecting:

•	An increase in sales to retail customers, primarily due to an increase in heating degree days ($112 million); and
•	An increase from rate adjustment clauses ($92 million); partially offset by
•	A decrease in ancillary revenues received from PJM ($12 million) primarily due to a decrease in net operating reserve credits.

Other operations and maintenance decreased 1%, primarily reflecting:

•	A $123 million decrease in certain electric transmission-related expenditures. These expenses are recovered through FERC rates; and
•	A $54 million decrease in storm damage and service restoration costs primarily due to the absence of damage caused by late June summer storms in 2012.

These decreases were partially offset by:

•	A $46 million increase resulting from impacts of the 2013 Biennial Review Order;
•	A $35 million increase due to the absence of adjustments recorded in 2012 in connection with the 2012 North Carolina rate case;
•	A $34 million increase in PJM operating reserves and reactive service charges;
•	A $26 million charge related to the expected shutdown of certain coal-fired generating units; and
•	A $22 million increase in salaries, wages and benefits.

DOMINION GAS

RESULTS OF OPERATIONS

Presented below is a summary of Dominion Gas’ consolidated results:

Year Ended December 31,	2014	$ Change	2013	$ Change	2012
(millions)
Net Income	$512	$51	$461	$2	$459

Overview

2014 VS. 2013

Net income increased by 11% primarily due to the absence of impairment charges for certain natural gas infrastructure assets and increased gains due to assignments of Marcellus acreage, partially offset by decreased gains on sales of assets to related parties.

2013 VS. 2012

Net income increased $2 million due to increased revenue from operations, primarily reflecting the Appalachian Gateway Project and the Northeast Expansion Project being placed into service, partially offset by decreased gains on sales of assets and impairment charges related to certain natural gas infrastructure assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Gas’ results of operations:

Year Ended December 31,	2014	$ Change	2013	$ Change	2012
(millions)
Operating Revenue	$1,898	$(39)	$1,937	$260	$1,677
Purchased gas	315	(8)	323	88	235
Other energy-related purchases	40	(53)	93	52	41
Net Revenue	1,543	22	1,521	120	1,401
Other operations and maintenance	338	(85)	423	88	335
Depreciation and amortization	197	9	188	12	176
Other taxes	157	9	148	8	140
Other income	22	(6)	28	(9)	37
Interest and related charges	27	(1)	28	(12)	40
Income tax expense	334	33	301	13	288

An analysis of Dominion Gas’ results of operations follows:

2014 VS. 2013

Other operations and maintenance decreased 20%, primarily reflecting:

•	The absence of impairment charges related to certain natural gas infrastructure assets ($55 million);
•

A decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs ($53 million). These bad debt expenses are recovered through rates and do not impact net income; and

•	An increase in gains associated with assignments of Marcellus acreage ($42 million); partially offset by
•	Decreased gains on the sale of assets to related parties ($43 million).

Income tax expense increased 11% primarily reflecting higher pre-tax income.

2013 VS. 2012

Net Revenue increased 9%, primarily reflecting:

•

An increase in gas transmission transportation revenue primarily due to the Appalachian Gateway Project being placed into service in September 2012 ($64 million) and the Northeast Expansion Project that was placed into service in November 2012 ($16 million);

•	An increase in gathering and storage services ($32 million);
•	An increase in sales to gas distribution customers primarily due to an increase in heating degree days and other revenues ($18 million); and
•	an increase in AMR and PIR program revenues ($16 million).

These increases were partially offset by:

•	A decrease in rider revenue primarily related to bad debt expense ($42 million) related to low income assistance programs.
Other operations and maintenance increased 26%, primarily reflecting:

•	Decreased gains on the sales of pipeline systems ($72 million); and
•	Impairment charges related to certain natural gas infrastructure assets ($55 million).

These decreases were partially offset by:

•

A $42 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and not impact net income; and

•	An $18 million gain from agreements to convey Marcellus Shale development rights underneath several natural gas storage fields.

Other income decreased 24%, primarily due to a decrease in the equity component of AFUDC due to significant projects being placed into service in the second half of 2012.

Interest and related charges decreased 30%, primarily due to lower interest on affiliated long-term debt resulting from lower outstanding debt due to the extinguishment of intercompany borrowings through the sale of two pipelines to an affiliate in December 2012 and the acquisition of intercompany borrowings from debt issued to third parties in October 2013 ($18 million), partially offset by a decrease in the debt component of AFUDC ($7 million) due to significant projects being placed into service in the second half of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Dominion depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At December 31, 2014, Dominion had $1.7 billion of unused capacity under its credit facilities. See additional discussion below under Credit Facilities and Short-Term Debt.

A summary of Dominion’s cash flows is presented below:

Year Ended December 31,	2014	2013	2012
(millions)
Cash and cash equivalents at beginning of year	$316	$248	$102
Cash flows provided by (used in):
Operating activities	3,439	3,433	4,137
Investing activities	(5,181)	(3,458)	(3,840)
Financing activities	1,744	93	(151)
Net increase in cash and cash equivalents	2	68	146
Cash and cash equivalents at end of year	$318	$316	$248

Operating Cash Flows

Net cash provided by Dominion’s operating activities did not change significantly for 2014.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In 2015, Dominion’s Board of Directors updated the dividend policy it set in December 2012 to a target payout ratio of 70-75%, and established an annual dividend rate for 2015 of $2.59 per share of common stock, an 8% increase over the 2014 rate. In January 2015, Dominion’s Board of Directors declared dividends payable March 20, 2015 of 64.75 cents per share of common stock. Declarations of dividends are subject to further Board of Directors approval.

Dominion’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, and which are discussed in Item 1A. Risk Factors.

CREDIT RISK

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of December 31, 2014 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$189	$114	$75
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated-investment grade(3)	7	—	7
Internally rated-non-investment grade(4)	31	—	31
Total	$228	$114	$114

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 47% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 20% of the total net credit exposure.

Investing Cash Flows

In 2014, net cash used in Dominion’s investing activities increased by $1.7 billion, primarily due to higher capital expenditures and lower proceeds from sales of assets and businesses.

Financing Cash Flows and Liquidity

Dominion relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed in Credit Ratings, Dominion’s ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Dominion currently meets the definition of a well-known seasoned issuer under SEC rules governing the registration, communications and offering processes under the Securities Act of 1933. The rules provide for a streamlined shelf registration process to provide registrants with timely access to capital. This allows Dominion to use automatic shelf registration statements to register any offering of securities, other than those for exchange offers or business combination transactions.

In 2014, net cash provided by Dominion’s financing activities increased by $1.7 billion, primarily reflecting higher net debt issuances, proceeds from Dominion Midstream’s initial public offering and the absence of the acquisition of the Juniper non-controlling interest recorded in 2013 related to Fairless.

LIABILITY MANAGEMENT

During 2014, Dominion elected to redeem certain debt and preferred securities prior to their stated maturities. Proceeds from the issuance of lower-cost senior and enhanced junior subordinated notes were used to fund the redemption payments. See Note 17 to the Consolidated Financial Statements for descriptions of these redemptions.

From time to time, Dominion may reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity and repurchases in the open market, in privately negotiated transactions, through tender offers or otherwise.

CREDIT FACILITIES AND SHORT-TERM DEBT

Dominion uses short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, Dominion utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by commodity prices, hedging levels, Dominion’s credit ratings and the credit quality of its counterparties.

In connection with commodity hedging activities, Dominion is required to provide collateral to counterparties under some circumstances. Under certain collateral arrangements, Dominion may satisfy these requirements by electing to either deposit cash, post letters of credit or, in some cases, utilize other forms of security. From time to time, Dominion may vary the form of collateral provided to counterparties after weighing the costs and benefits of various factors associated with the different forms of collateral. These factors include short-term borrowing and short-term investment rates, the spread over these short-term rates at which Dominion can issue commercial paper, balance sheet impacts, the costs and fees of alternative collateral postings with these and other counterparties and overall liquidity management objectives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Dominion’s commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

December 31, 2014	Facility Limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$4,000	$2,664		$—	$1,336
Joint revolving credit facility(2)	500	111		48	341
Total	$4,500	$2,775	(3)	$48	$1,677

(1)	In May 2014, this credit facility was amended and restated. The facility limit was increased from $3 billion to $4 billion and the maturity date was extended from September 2018 to April 2019. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	In May 2014, this credit facility was amended and restated and the maturity date was extended from September 2018 to April 2019. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by Dominion’s credit facilities were 0.38% and 0.33% at December 31, 2014 and 2013, respectively.

SHORT-TERM NOTES

In November 2013, Dominion issued $400 million of private placement short-term notes that matured and were repaid in November 2014 and bore interest at a variable rate. The proceeds were used for general corporate purposes.

In November 2014, Dominion issued $400 million of private placement short-term notes that mature in November 2015 and bear interest at a variable rate. The proceeds were used for general corporate purposes.

LONG-TERM DEBT

During 2014, Dominion issued the following long-term debt:

Type	Principal	Rate	Maturity
	(millions)
Senior notes	$400	1.25%	2017
Senior notes	700	2.50%	2019
Senior notes	450	2.50%	2019
Senior notes	350	3.45%	2024
Senior notes	450	3.60%	2024
Senior notes	500	3.63%	2024
Senior notes	600	4.45%	2044
Senior notes	500	4.60%	2044
Senior notes	450	4.70%	2044
Enhanced junior subordinated notes	685	5.75%	2054
Remarketable subordinated notes	1,000	1.50%	2020
Total notes issued	$6,085

During 2014, Dominion repaid and repurchased $4 billion of long-term debt, including redemption premiums.

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

During 2014, Dominion issued approximately 3.8 million shares of common stock totaling $273 million through employee savings plans, direct stock purchase and dividend reinvestment plans, converted securities and other employee and director benefit plans. Dominion received cash proceeds of $205 million from the issuance of 2.9 million of such shares through Dominion Direct and employee savings plans.

In December 2014, Dominion filed an SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. See Note 19 to the Consolidated Financial Statements for a description of the at-the-market program.

In June 2013 and July 2014, Dominion issued equity units, initially in the form of Corporate Units. Each Corporate Unit consists of a stock purchase contract and 1/20 interest in a RSN issued by Dominion. The stock purchase contracts obligate the holders to purchase shares of Dominion common stock at a future settlement date. See Note 17 to the Consolidated Financial Statements for a description of common stock to be issued by Dominion.

REPURCHASE OF COMMON STOCK

Dominion did not repurchase any shares in 2014 and does not plan to repurchase shares during 2015, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not count against its stock repurchase authorization.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. Dominion believes that its current credit ratings provide sufficient access to the capital markets. However, disruptions in the banking and capital markets not specifically related to Dominion may affect its ability to access these funding sources or cause an increase in the return required by investors. Dominion’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer its debt securities.

Both quantitative (financial strength) and qualitative (business or operating characteristics) factors are considered by the credit rating agencies in establishing an individual company’s credit rating. Credit ratings should be evaluated independently and are subject to revision or withdrawal at any time by the assigning rating organization. The credit ratings for Dominion are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions.

In November 2014, Standard & Poor’s changed Dominion’s rating outlook to negative from stable. Dominion cannot predict the potential impact the negative outlook at Standard & Poor’s could have on its cost of borrowing. Credit ratings as of February 23, 2015 follow:

	Fitch	Moody’s	Standard & Poor’s
Senior unsecured debt securities	BBB+	Baa2	BBB+
Junior subordinated debt securities	BBB-	Baa3	BBB
Enhanced junior subordinated notes	BBB-	Baa3	BBB
Commercial paper	F2	P-2	A-2

As of February 23, 2015, Fitch and Moody’s maintained a stable outlook for their respective ratings of Dominion and Standard & Poor’s maintained a negative outlook for its respective ratings of Dominion.

A downgrade in an individual company’s credit rating would not necessarily restrict its ability to raise short-term and long-term financing as long as its credit rating remains investment grade, but it could result in an increase in the cost of borrowing. Dominion works closely with Fitch, Moody’s and Standard & Poor’s with the objective of achieving its targeted credit ratings. Dominion may find it necessary to modify its business plan to maintain or achieve appropriate credit ratings and such changes may adversely affect growth and EPS.

Debt Covenants

As part of borrowing funds and issuing debt (both short-term and long-term) or preferred securities, Dominion must enter into enabling agreements. These agreements contain covenants that, in the event of default, could result in the acceleration of principal and interest payments; restrictions on distributions related to capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments; and in some cases, the termination of credit commitments unless a waiver of such requirements is agreed to by the lenders/security holders. These provisions are customary, with each agreement specifying which covenants apply. These provisions are not necessarily unique to Dominion.

Some of the typical covenants include:

•	The timely payment of principal and interest;
•	Information requirements, including submitting financial reports filed with the SEC and information about changes in Dominion’s credit ratings to lenders;
•

Performance obligations, audits/inspections, continuation of the basic nature of business, restrictions on certain matters related to merger or consolidation, and restrictions on disposition of all or substantially all assets;

•	Compliance with collateral minimums or requirements related to mortgage bonds; and
•	Limitations on liens.

Dominion is required to pay annual commitment fees to maintain its credit facilities. In addition, Dominion’s credit agreements contain various terms and conditions that could affect its ability to borrow under these facilities. They include maximum debt to total capital ratios and cross-default provisions.

As of December 31, 2014, the calculated total debt to total capital ratio, pursuant to the terms of the agreements, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion	65%	59%

(1)	Indebtedness as defined by the bank agreements excludes junior subordinated and remarketable subordinated notes reflected as long-term debt as well as AOCI reflected as equity in the Consolidated Balance Sheets.

If Dominion or any of its material subsidiaries fails to make payment on various debt obligations in excess of $100 million, the lenders could require that company to accelerate its repayment of any outstanding borrowings under the credit facilities and the lenders could terminate their commitment to lend funds to that company. Accordingly, any default by Virginia Power or Dominion Gas under the joint credit facilities with Dominion would affect the lender’s commitment to Dominion.

Dominion executed RCCs in connection with its issuance of the following hybrid securities:

•	June 2006 hybrids;
•	September 2006 hybrids; and
•	June 2009 hybrids.

In October 2014, Dominion redeemed all of the June 2009 hybrids. The redemption was conducted in compliance with the RCC. See Note 17 to the Consolidated Financial Statements for additional information, including terms of the RCCs.

At December 31, 2014, the termination dates and covered debt under the RCCs associated with Dominion’s hybrids were as follows:

Hybrid	RCC Termination Date	Designated Covered Debt Under RCC
June 2006 hybrids	6/30/2036	September 2006 hybrids
September 2006 hybrids	9/30/2036	June 2006 hybrids

Dominion monitors these debt covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2014, there have been no events of default under or changes to Dominion’s debt covenants.

Dividend Restrictions

Certain agreements associated with Dominion’s credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict Dominion’s ability to pay dividends or receive dividends from its subsidiaries at December 31, 2014.

See Note 17 to the Consolidated Financial Statements for a description of potential restrictions on dividend payments by Dominion in connection with the deferral of interest payments on junior subordinated notes and equity units, initially in the form of corporate units, which information is incorporated herein by reference.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

CONTRACTUAL OBLIGATIONS

Dominion is party to numerous contracts and arrangements obligating it to make cash payments in future years. These contracts include financing arrangements such as debt agreements and leases, as well as contracts for the purchase of goods and services and financial derivatives. Presented below is a table summarizing cash payments that may result from contracts to which Dominion is a party as of December 31, 2014. For purchase obligations and other liabilities, amounts are based upon contract terms, including fixed and minimum quantities to be purchased at fixed or market-based prices. Actual cash payments will be based upon actual quantities purchased and prices paid and will likely differ from amounts presented below. The table excludes all amounts classified as current liabilities in the Consolidated Balance Sheets, other than current maturities of long-term debt, interest payable and certain derivative instruments. The majority of Dominion’s current liabilities will be paid in cash in 2015.

	2015	2016- 2017	2018- 2019	2020 and thereafter	Total
(millions)
Long-term debt(1)	$861	$2,756	$3,900	$15,683	$23,200
Interest payments(2)	1,081	1,914	1,603	13,147	17,745
Leases(3)	63	106	79	79	327
Purchase obligations(4):
Purchased electric capacity for utility operations	313	408	169	99	989
Fuel commitments for utility operations	769	825	488	2,052	4,134
Fuel commitments for nonregulated operations	148	105	105	117	475
Pipeline transportation and storage	176	278	244	750	1,448
Energy commodity purchases for resale(5)	24	2	—	—	26
Other(6)	1,021	79	24	13	1,137
Other long-term liabilities(7):
Financial derivative-commodities(5)	18	14	—	—	32
Other contractual obligations(8)	98	201	109	19	427
Total cash payments	$4,572	$6,688	$6,721	$31,959	$49,940

(1)	Based on stated maturity dates rather than the earlier redemption dates that could be elected by instrument holders. At the option of holders, $510 million of Dominion’s 5.25% senior notes due 2033 are subject to redemption at 100% of the principal amount plus accrued interest in August 2015. As a result, at December 31, 2014, the notes were included in Securities due within one year in the Consolidated Balance Sheets.
(2)	Includes interest payments over the terms of the debt and payments on related stock purchase contracts. Interest is calculated using the applicable interest rate or forward interest rate curve at December 31, 2014 and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 17 to the Consolidated Financial Statements. Does not reflect Dominion’s ability to defer interest and stock purchase contract payments on junior subordinated notes or RSNs and equity units, initially in the form of Corporate Units.
(3)	Primarily consists of operating leases.
(4)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.
(5)	Represents the summation of net losses, by contracts, due from Dominion if all physical or financial transactions among its counterparties and Dominion were liquidated and terminated.
(6)	Includes capital, operations, and maintenance commitments.
(7)	Excludes regulatory liabilities, AROs and employee benefit plan obligations, which are not contractually fixed as to timing and amount. See Notes 12, 14 and 21 to the Consolidated Financial Statements. Due to uncertainty about the timing and amounts that will ultimately be paid, $79 million of income taxes payable associated with unrecognized tax benefits are excluded. Deferred income taxes are also excluded since cash payments are based primarily on taxable income for each discrete fiscal year. See Note 5 to the Consolidated Financial Statements.
(8)	Includes interest rate swap agreements.

PLANNED CAPITAL EXPENDITURES

Dominion’s planned capital expenditures are expected to total approximately $5.8 billion, $5.6 billion and $4.6 billion in 2015, 2016 and 2017, respectively. Dominion’s expenditures are expected to include construction and expansion of electric generation and natural gas transmission and storage facilities, construction improvements and expansion of electric transmission and distribution assets, purchases of nuclear fuel and the construction of the Liquefaction Project and Dominion’s portion of the Atlantic Coast Pipeline project.

Dominion expects to fund its capital expenditures with cash from operations and a combination of securities issuances and short-term borrowings. Planned capital expenditures include capital projects that are subject to approval by regulators and the Board of Directors.

See DVP, Dominion Generation and Dominion Energy-Properties in Item 1. Business for a discussion of Dominion’s expansion plans.

These estimates are based on a capital expenditures plan reviewed and endorsed by Dominion’s Board of Directors in late 2014 and are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates. Dominion may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

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

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Dominion incurred approximately $192 million, $182 million and $189 million of expenses (including depreciation) during 2014, 2013, and 2012 respectively, in connection with environmental protection and monitoring activities and expects these expenses to be approximately $193 million and $188 million in 2015 and 2016, respectively. In addition, capital expenditures related to environmental controls were $101 million, $64 million, and $213 million for 2014, 2013 and 2012, respectively. These expenditures are expected to be approximately $97 million and $60 million for 2015 and 2016, respectively.

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

In December 2012, the EPA issued a final rule that set a more stringent annual air quality standard for fine particulate matter. The EPA issued final attainment/nonattainment designations in January 2015. Until states develop their implementation plans, Dominion cannot determine whether or how facilities located in areas designated nonattainment for the standard will be impacted, but does not expect such impacts to be material.

The EPA has finalized rules establishing a new 1-hour NAAQS for NO2 and a new 1-hour NAAQS for SO2, which could require additional NOX and SO2 controls in certain areas where Dominion operates. Until the states have developed implementation plans for these standards, the impact on Dominion’s facilities that emit NOX and SO2 is uncertain. Additionally, the impact of permit limits for implementing NAAQS on Dominion’s facilities is uncertain at this time.

In January 2010, the EPA also proposed a new, more stringent NAAQS for ozone and had planned to finalize the rule in 2011. In September 2011, the EPA announced a delay from 2011 to 2014 of the rulemaking. In November 2014, the EPA issued a new proposal to tighten the ozone standard and expects to finalize the rule in October 2015. The EPA is not expected to complete attainment designations for a new standard until 2017 and states will have until 2020 to develop plans to address the new standard. Until the states have developed implementation plans, Dominion is unable to predict whether or to what extent the new rules will ultimately require additional controls. However, if significant expenditures are required to implement additional controls, it could adversely affect Dominion’s results of operations and cash flows.

In June 2005, the EPA finalized amendments to the Regional Haze Rule, also known as the Clean Air Visibility Rule. The rule requires the states to implement best available retrofit technology requirements for sources to address impacts to visual air quality through regional haze state implementation plans, but allows other alternative options. Dominion anticipates that the emission reductions achieved through compliance with other CAA-required programs will generally address this rule.

The Clear Power Plan uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units, expanding renewable resources and increasing customer energy efficiency. The proposal would require states to meet state-by-state emission rate or intensity-based CO2 binding goals or limits. The EPA is expected to finalize the guidelines by summer 2015. States will then be required to submit plans to the EPA by summer 2016 identifying how they will comply with the rule, with possible one- or two-year extensions. Dominion’s most recent integrated resources plan filed in August 2014 included an alternative scenario benchmarked on the proposed EPA rule, as a plausible compliance strategy, that includes additional coal unit retirements and additional low or zero-carbon resources. However, until the state plans are developed and the EPA approves the plans, Dominion cannot predict the potential financial statement impacts but believes the potential expenditures to comply could be material.

In June 2014, the EPA published proposed performance standards to address CO2 emissions from modified and reconstructed electric generating units. The proposed standards would only apply to coal- and natural-gas fired boilers and natural gas-fired combined cycle units, constructed for the purpose of supplying more than one-third of their potential output to the grid and which are designed to sell approximately 25 MW, that meet certain, specific conditions described in the CAA for being modified or reconstructed. Modifications undertaken for the primary purpose of installing pollution control technology will not be subject to the proposed standards. Dominion currently cannot predict with certainty the direct or indirect financial impact on operations from these rule revisions, but believes the expenditures to comply with any new requirements could be material.

In January 2015, the EPA announced plans to reduce methane emissions from natural gas processing and transmission sources as part of its Climate Action Plan. The plan would impose regulations to reduce methane from new sources, including compressor stations and is expected to be proposed in summer 2015 and finalized in 2016. The EPA will develop control technology guidelines to reduce emissions of volatile organic compounds from existing sources in ozone nonattainment areas in the northeast Ozone Transport Region. Until these regulations and guidelines are finalized, Dominion is unable to predict future requirements or estimate compliance costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Water

The CWA is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. Dominion must comply with applicable aspects of the CWA programs at its operating facilities.

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

Climate Change Legislation and Regulation

Some regions and states in which Dominion operates have already adopted or may adopt GHG emission reduction programs. Any of these new or contemplated regulations may affect capital costs, or create significant permitting delays, for new or modified facilities that emit GHGs.

Dodd-Frank Act

The Dodd-Frank Act was enacted into law in July 2010 in an effort to improve regulation of financial markets. The CEA, as amended by Title VII of the Dodd- Frank Act, requires certain over-the counter derivatives, or swaps, to be cleared through a derivatives clearing organization and, if the swap is subject to a clearing requirement, to be executed on a designated contract market or swap execution facility. Non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as end users, may elect the end-user exception to the CEA’s clearing requirements. Dominion has elected to exempt its swaps from the CEA’s clearing requirements. The CFTC may continue to adopt final rules and implement provisions of the Dodd-Frank Act through its ongoing rulemaking process, including rules regarding margin requirements for non-cleared swaps. If, as a result of the rulemaking process, Dominion’s derivative activities are not exempted from clearing, exchange trading or margin requirements, it could be subject to higher costs due to decreased market liquidity or increased margin payments. In addition, Dominion’s swap dealer counterparties may attempt to pass-through additional trading costs in connection with the implementation of, and compliance with, Title VII of the Dodd-Frank Act. Due to the ongoing rulemaking process, Dominion is currently unable to assess the potential impact of the Dodd-Frank Act’s derivative-related provisions on its financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The matters discussed in this Item may contain “forward-looking statements” as described in the introductory paragraphs of Item 7. MD&A. The reader’s attention is directed to those paragraphs and Item 1A. Risk Factors for discussion of various risks and uncertainties that may impact the Companies.

MARKET RISK SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

The Companies’ financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is present in Dominion’s and Virginia Power’s electric operations and Dominion’s and Dominion Gas’ natural gas procurement and marketing operations due to the exposure to market shifts in prices received and paid for electricity, natural gas and other commodities. The Companies use commodity derivative contracts to manage price risk exposures for these operations. Interest rate risk is generally related to their outstanding debt and future issuances of debt. In addition, the Companies are exposed to investment price risk through various portfolios of equity and debt securities.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments would have resulted in an increase in fair value of approximately $101 million and $171 million as of December 31, 2014 and 2013, respectively. The decline in sensitivity is largely due to decreased commodity derivative activity and lower commodity prices.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s commodity-based financial derivatives as of December 31, 2014 or 2013.

A hypothetical 10% unfavorable change in commodity prices of Dominion Gas’ commodity-based financial derivative instru-

ments would have resulted in an increase in fair value of approximately $2 million and a decrease in fair value of $14 million as of December 31, 2014 and 2013, respectively. The decline in sensitivity is largely due to decreased commodity derivative activity.

The impact of a change in energy commodity prices on the Companies’ commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction, such as revenue from physical sales of the commodity.

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in annual earnings at December 31, 2014 or 2013.

The Companies may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of December 31, 2014, Dominion, Virginia Power and Dominion Gas had $4.1 billion, $1.5 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $46 million, $25 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2014. As of December 31, 2013, Dominion, Virginia Power and Dominion Gas had $1.1 billion, $600 million and $450 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $20 million, $13 million and $8 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2013.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $176 million and $163 million in 2014 and 2013, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. In 2014 and 2013, Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $172 million and $417 million, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $77 million and $52 million in 2014 and 2013, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. In 2014 and 2013, Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $87 million and $193 million, respectively.

Dominion sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power and Dominion Gas employees participate in these plans. Aggregate actual returns for Dominion’s pension and other postretirement plan assets were $706 million in 2014 and $959 million in 2013, versus expected returns of $610 million and $554 million, respectively. Aggregate actual returns for pension and other postretirement benefit plan assets for Dominion Gas employees represented by collective bargaining units were $157 million in 2014 and $214 million in 2013, versus expected returns of $138 million and $125 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion’s plan assets would result in an increase in net periodic cost of approximately $15 million and $14 million as of December 31, 2014 and 2013, respectively, for pension benefits and $3 million as of December 31, 2014 and 2013, for other postretirement benefits. A hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion Gas’ plan assets, for employees represented by collective bargaining units, would result in an increase in net periodic cost of approximately $4 million and $3 million as of December 31, 2014 and 2013, respectively, for pension benefits and $1 million as of both December 31, 2014 and 2013, for other postretirement benefits.

Risk Management Policies

The Companies have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power and Dominion Gas. Dominion maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and the Companies’ December 31, 2014 provision for credit losses, management believes that it is unlikely that a material adverse effect on the Companies’ financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dominion Resources, Inc.

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Dominion Resources, Inc. and subsidiaries (“Dominion”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Dominion’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dominion Resources, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dominion’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on Dominion’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2015

Dominion Resources, Inc.

Consolidated Statements of Income

Year Ended December 31,	2014	2013	2012
(millions, except per share amounts)

Operating Revenue	$12,436	$13,120	$12,835
Operating Expenses
Electric fuel and other energy-related purchases	3,400	3,885	3,645
Purchased electric capacity	361	358	387
Purchased gas	1,355	1,331	1,177
Other operations and maintenance	2,765	2,459	3,091
Depreciation, depletion and amortization	1,292	1,208	1,127
Other taxes	542	563	550
Total operating expenses	9,715	9,804	9,977
Income from operations	2,721	3,316	2,858
Other income	250	265	223
Interest and related charges	1,193	877	816
Income from continuing operations including noncontrolling interests before income taxes	1,778	2,704	2,265
Income tax expense	452	892	811
Income from continuing operations including noncontrolling interests	1,326	1,812	1,454
Loss from discontinued operations(1)	—	(92)	(1,125)
Net income including noncontrolling interests	1,326	1,720	329
Noncontrolling interests	16	23	27
Net income attributable to Dominion	1,310	1,697	302
Amounts attributable to Dominion:
Income from continuing operations, net of tax	1,310	1,789	1,427
Loss from discontinued operations, net of tax	—	(92)	(1,125)
Net income attributable to Dominion	1,310	1,697	302
Earnings Per Common Share-Basic:
Income from continuing operations	$2.25	$3.09	$2.49
Loss from discontinued operations	—	(0.16)	(1.96)
Net income attributable to Dominion	$2.25	$2.93	$0.53
Earnings Per Common Share-Diluted:
Income from continuing operations	$2.24	$3.09	$2.49
Loss from discontinued operations	—	(0.16)	(1.96)
Net income attributable to Dominion	$2.24	$2.93	$0.53
Dividends declared per common share	$2.40	$2.25	$2.11

(1)	Includes income tax benefit of $43 million and $692 million in 2013 and 2012, respectively. For 2012, includes impairment charges of $1.6 billion related to Brayton Point and Kincaid. See Note 6 for additional information.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2014	2013	2012
(millions)

Net income including noncontrolling interests	$1,326	$1,720	$329
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(20), $161 and $5 tax	17	(243)	(8)
Changes in unrealized net gains on investment securities, net of $(59), $(136) and $(68) tax	128	203	108
Changes in net unrecognized pension and other postretirement benefit costs, net of $189, $(341) and $209 tax	(305)	516	(330)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $(59), $(53) and $34 tax	93	77	(60)
Net realized gains on investment securities, net of $33, $35 and $16 tax	(54)	(55)	(25)
Net pension and other postretirement benefit costs, net of $(24), $(39) and $(32) tax	33	55	48
Changes in other comprehensive income (loss) from equity method investees, net of $3, $— and $— tax	(4)	—	—
Total other comprehensive income (loss)	(92)	553	(267)
Comprehensive income including noncontrolling interests	1,234	2,273	62
Comprehensive income attributable to noncontrolling interests	16	23	27
Comprehensive income attributable to Dominion	$1,218	$2,250	$35

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Balance Sheets

At December 31,	2014	2013
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$318	$316
Customer receivables (less allowance for doubtful accounts of $34 and $25)	1,514	1,695
Other receivables (less allowance for doubtful accounts of $3 and $4)	119	141
Inventories:
Materials and supplies	923	689
Fossil fuel	413	393
Gas stored	74	94
Derivative assets	536	687
Margin deposit assets	287	620
Prepayments	167	192
Deferred income taxes	800	778
Regulatory assets	347	217
Other	117	118
Total current assets	5,615	5,940
Investments
Nuclear decommissioning trust funds	4,196	3,903
Investment in equity method affiliates	1,081	916
Other	284	283
Total investments	5,561	5,102
Property, Plant and Equipment
Property, plant and equipment	51,406	46,969
Accumulated depreciation, depletion and amortization	(15,136)	(14,341)
Total property, plant and equipment, net	36,270	32,628
Deferred Charges and Other Assets
Goodwill	3,044	3,086
Pension and other postretirement benefit assets	956	942
Intangible assets, net	570	560
Regulatory assets	1,642	1,228
Other	669	610
Total deferred charges and other assets	6,881	6,426
Total assets	$54,327	$50,096

At December 31,	2014	2013
(millions)

LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,375	$1,519
Short-term debt	2,775	1,927
Accounts payable	952	1,168
Accrued interest, payroll and taxes	566	609
Derivative liabilities	591	828
Other	939	943
Total current liabilities	7,198	6,994
Long-Term Debt
Long-term debt	18,348	16,877
Junior subordinated notes	1,374	1,373
Remarketable subordinated notes	2,083	1,080
Total long-term debt	21,805	19,330
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,444	7,114
Asset retirement obligations	1,633	1,484
Pension and other postretirement benefit liabilities	1,296	481
Regulatory liabilities	1,991	2,001
Other	1,003	793
Total deferred credits and other liabilities	13,367	11,873
Total liabilities	42,370	38,197
Commitments and Contingencies (see Note 22)
Subsidiary Preferred Stock Not Subject To Mandatory Redemption	—	257
Equity
Common stock-no par(1)	5,876	5,783
Retained earnings	6,095	6,183
Accumulated other comprehensive loss	(416)	(324)
Total common shareholders’ equity	11,555	11,642
Noncontrolling interests	402	—
Total equity	11,957	11,642
Total liabilities and equity	$54,327	$50,096

(1)	1 billion shares authorized; 585 million shares and 581 million shares outstanding at December 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Statements of Equity

	Common Stock		Dominion Shareholders
	Shares	Amount	Other Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions)

December 31, 2011	570	$5,180	$179	$6,697		$(610)	$11,446	$57	$11,503
Net income including noncontrolling interests				318			318	11	329
Issuance of stock-employee and direct stock purchase plans	4	246					246		246
Stock awards and stock options exercised (net of change in unearned compensation)	1	26					26		26
Other stock issuances(1)	1	41	(27)				14		14
Tax benefit from stock awards and stock options exercised			10				10		10
Dividends				(1,225	)(2)		(1,225)	(11)	(1,236)
Other comprehensive loss, net of tax						(267)	(267)		(267)
December 31, 2012	576	5,493	162	5,790		(877)	10,568	57	10,625
Net income including noncontrolling interests				1,714			1,714	6	1,720
Issuance of stock-employee and direct stock purchase plans	4	278					278		278
Stock awards (net of change in unearned compensation)		12					12		12
Other stock issuances(3)	1	15	(8)				7		7
Present value of stock purchase contract payments related to RSNs(4)			(154)	(2)			(156)		(156)
Fairless lease buyout(5)		(15)					(15)	(57)	(72)
Dividends				(1,319	)(2)		(1,319)	(6)	(1,325)
Other comprehensive income, net of tax						553	553		553
December 31, 2013	581	5,783	—	6,183		(324)	11,642	—	11,642
Net income including noncontrolling interests				1,323			1,323	3	1,326
Issuance of Dominion Midstream common units, net of offering costs							—	392	392
Issuance of stock-employee and direct stock purchase plans	3	205					205		205
Stock awards (net of change in unearned compensation)		14					14		14
Other stock issuances(1)	1	14					14		14
Present value of stock purchase contract payments related to RSNs(4)		(143)					(143)		(143)
Dividends				(1,411	)(2)		(1,411)		(1,411)
Other comprehensive income, net of tax						(92)	(92)		(92)
Other		3					3	7	10
December 31, 2014	585	$5,876	$—	$6,095		$(416)	$11,555	$402	$11,957

(1)	Contains shares issued in excess of principal amounts related to converted securities. See Note 17 for further information on convertible securities.
(2)	Includes subsidiary preferred dividends related to noncontrolling interests of $13 million, $17 million and $16 million in 2014 and 2013 and 2012, respectively.
(3)	Primarily includes $28 million in shares issued in excess of principal amounts related to converted securities, net of reclassification from other paid-in capital. See Note 17 for further information on convertible securities.
(4)	See Note 17 for further information.
(5)	See Note 15 for further information.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements

Dominion Resources, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2014	2013	2012
(millions)

Operating Activities
Net income including noncontrolling interests	$1,326	$1,720	$329
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Impairment of generation assets	—	48	2,089
Net payments related to rate refunds	—	(5)	(151)
Depreciation, depletion and amortization (including nuclear fuel)	1,560	1,390	1,443
Deferred income taxes and investment tax credits	449	737	246
Gains on the sale of assets and businesses	(220)	(122)	(81)
Charges associated with North Anna and offshore wind legislation	374	—	—
Charges associated with Liability Management Exercise	284	—	—
Charges associated with proposed settlement for ash pond closure costs	121	—	—
Other adjustments	(113)	(129)	(164)
Changes in:
Accounts receivable	131	(98)	292
Inventories	(43)	(29)	33
Deferred fuel and purchased gas costs, net	(180)	102	368
Prepayments	24	123	(85)
Accounts payable	(202)	50	(61)
Accrued interest, payroll and taxes	(41)	(27)	(12)
Margin deposit assets and liabilities	361	(414)	45
Other operating assets and liabilities	(392)	87	(154)
Net cash provided by operating activities	3,439	3,433	4,137
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(5,345)	(4,065)	(4,145)
Acquisition of solar development projects	(206)	(39)	—
Proceeds from sales of securities	1,235	1,476	1,356
Purchases of securities	(1,241)	(1,493)	(1,392)
Proceeds from the sale of Brayton Point, Kincaid and equity method investment in Elwood	—	465	—
Proceeds from the sale of electric retail energy marketing business	187	—	—
Proceeds from Blue Racer	85	160	115
Proceeds from assignments of Marcellus acreage	60	18	—
Restricted cash equivalents	8	25	108
Other	36	(5)	118
Net cash used in investing activities	(5,181)	(3,458)	(3,840)
Financing Activities
Issuance (repayment) of short-term debt, net	848	(485)	598
Issuance of short-term notes	400	400	400
Repayment of short-term notes	(400)	(400)	—
Issuance of long-term debt	6,085	4,135	1,500
Repayment and repurchase of long-term debt, including redemption premiums	(3,993)	(1,245)	(1,675)
Repayment of junior subordinated notes	—	(258)	—
Acquisition of Juniper noncontrolling interest in Fairless	—	(923)	—
Net proceeds from issuance of Dominion Midstream common units	392	—	—
Subsidiary preferred stock redemption	(259)	—	—
Issuance of common stock	205	278	265
Common dividend payments	(1,398)	(1,302)	(1,209)
Subsidiary preferred dividend payments	(11)	(17)	(16)
Other	(125)	(90)	(14)
Net cash provided by (used in) financing activities	1,744	93	(151)
Increase in cash and cash equivalents	2	68	146
Cash and cash equivalents at beginning of year	316	248	102
Cash and cash equivalents at end of year	$318	$316	$248
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$889	$852	$913
Income taxes	72	56	(58)
Significant noncash investing activities:
Accrued capital expenditures	315	375	388

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Virginia Electric and Power Company

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries (“Virginia Power”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Virginia Power’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Virginia Electric and Power Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2015

Virginia Electric and Power Company

Consolidated Statements of Income

Year Ended December 31,	2014	2013	2012
(millions)

Operating Revenue(1)	$7,579	$7,295	$7,226
Operating Expenses
Electric fuel and other energy-related purchases(1)	2,406	2,304	2,368
Purchased electric capacity	360	358	386
Other operations and maintenance:
Affiliated suppliers	286	290	305
Other	1,630	1,161	1,161
Depreciation and amortization	915	853	782
Other taxes	258	249	232
Total operating expenses	5,855	5,215	5,234
Income from operations	1,724	2,080	1,992
Other income	93	86	96
Interest and related charges	411	369	385
Income from operations before income tax expense	1,406	1,797	1,703
Income tax expense	548	659	653
Net Income	858	1,138	1,050
Preferred dividends(2)	13	17	16
Balance available for common stock	$845	$1,121	$1,034

(1)	See Note 24 for amounts attributable to affiliates.
(2)	Includes $2 million associated with the write-off of issuance expenses related to the redemption of Virginia Power’s preferred stock in 2014. See Note 18 for additional information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2014	2013	2012
(millions)

Net income	$858	$1,138	$1,050
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $2, $(3) and $3 tax	(4)	6	(5)
Changes in unrealized net gains on nuclear decommissioning trust funds, net of $(9), $(13) and $(7) tax	15	20	13
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $2, $— and $(2) tax	(3)	—	2
Net realized gains on nuclear decommissioning trust funds, net of $4, $2 and $2 tax	(6)	(3)	(4)
Other comprehensive income	2	23	6
Comprehensive income	$860	$1,161	$1,056

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

At December 31,	2014	2013
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$15	$16
Customer receivables (less allowance for doubtful accounts of $25 and $11)	986	946
Other receivables (less allowance for doubtful accounts of $1 and $2)	65	78
Inventories (average cost method):
Materials and supplies	455	418
Fossil fuel	398	390
Prepayments	252	32
Regulatory assets	298	128
Deferred income taxes	6	87
Other(1)	76	68
Total current assets	2,551	2,163
Investments
Nuclear decommissioning trust funds	1,930	1,765
Other	4	12
Total investments	1,934	1,777
Property, Plant and Equipment
Property, plant and equipment	35,180	32,848
Accumulated depreciation and amortization	(11,080)	(10,580)
Total property, plant and equipment, net	24,100	22,268
Deferred Charges and Other Assets
Intangible assets, net	205	193
Regulatory assets	439	417
Other(1)	280	143
Total deferred charges and other assets	924	753
Total assets	$29,509	$26,961

(1) See Note 24 for amounts attributable to affiliates.

At December 31,	2014	2013
(millions)

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$211	$58
Short-term debt	1,361	842
Accounts payable	458	479
Payables to affiliates	92	69
Affiliated current borrowings	427	97
Accrued interest, payroll and taxes	199	218
Derivative liabilities	60	12
Customer deposits	107	95
Regulatory liabilities	90	41
Other	271	306
Total current liabilities	3,276	2,217
Long-Term Debt	8,726	7,974
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,415	4,137
Asset retirement obligations	848	689
Regulatory liabilities	1,683	1,597
Pension and other postretirement benefit liabilities(1)	219	147
Other	287	145
Total deferred credits and other liabilities	7,452	6,715
Total liabilities	19,454	16,906
Commitments and Contingencies (see Note 22)
Preferred Stock Not Subject to Mandatory Redemption	—	257
Common Shareholder’s Equity
Common stock-no par(2)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	3,154	2,899
Accumulated other comprehensive income	50	48
Total common shareholder’s equity	10,055	9,798
Total liabilities and shareholder’s equity	$29,509	$26,961

(1)	See Note 24 for amounts attributable to affiliates.
(2)	500,000 shares authorized at December 31, 2014 and 2013; 274,723 shares outstanding at December 31, 2014 and 2013.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Common Shareholder’s Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
(millions, except for shares)	(thousands)

Balance at December 31, 2011	275	$5,738	$1,111	$1,882	$19	$8,750
Net income				1,050		1,050
Dividends				(575)		(575)
Tax benefit from stock awards and stock options exercised			2			2
Other comprehensive income, net of tax					6	6
Balance at December 31, 2012	275	5,738	1,113	2,357	25	9,233
Net income				1,138		1,138
Dividends				(596)		(596)
Other comprehensive income, net of tax					23	23
Balance at December 31, 2013	275	5,738	1,113	2,899	48	9,798
Net income				858		858
Dividends				(603)		(603)
Other comprehensive income, net of tax					2	2
Balance at December 31, 2014	275	$5,738	$1,113	$3,154	$50	$10,055

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

Year Ended December 31,	2014	2013	2012
(millions)

Operating Activities
Net income	$858	$1,138	$1,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,090	1,016	927
Deferred income taxes and investment tax credits, net	396	240	502
Charges associated with North Anna and offshore wind legislation	374	—	—
Charges associated with proposed settlement for ash pond closure costs	121	—	—
Net payments related to rate refunds	—	(5)	(151)
Other adjustments	(35)	(63)	(70)
Changes in:
Accounts receivable	(27)	(124)	126
Affiliated accounts receivable and payable	23	3	(2)
Inventories	(45)	(19)	8
Deferred fuel expenses, net	(191)	93	378
Prepayments	(220)	(9)	18
Accounts payable	5	15	19
Accrued interest, payroll and taxes	(19)	14	(22)
Other operating assets and liabilities	(82)	30	(77)
Net cash provided by operating activities	2,248	2,329	2,706
Investing Activities
Plant construction and other property additions	(2,911)	(2,394)	(2,082)
Purchases of nuclear fuel	(196)	(139)	(206)
Purchases of securities	(574)	(603)	(638)
Proceeds from sales of securities	549	572	626
Other	(2)	(37)	18
Net cash used in investing activities	(3,134)	(2,601)	(2,282)
Financing Activities
Issuance (repayment) of short-term debt, net	519	(151)	98
Issuance (repayment) of affiliated current borrowings, net	330	(338)	248
Issuance of long-term debt	950	1,835	450
Repayment of long-term debt	(61)	(470)	(641)
Preferred stock redemption	(259)	—	—
Common dividend payments	(590)	(579)	(559)
Preferred dividend payments	(11)	(17)	(16)
Other	7	(20)	(5)
Net cash provided by (used in) financing activities	885	260	(425)
Decrease in cash and cash equivalents	(1)	(12)	(1)
Cash and cash equivalents at beginning of year	16	28	29
Cash and cash equivalents at end of year	$15	$16	$28
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$383	$328	$376
Income taxes	386	427	225
Significant noncash investing activities:
Accrued capital expenditures	181	276	242

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Dominion Gas Holdings, LLC

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Dominion Gas Holdings, LLC (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries (“Dominion Gas”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Dominion Gas’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Dominion Gas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Dominion Gas’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dominion Gas Holdings, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2015

Dominion Gas Holdings, LLC

Consolidated Statements of Income

Year Ended December 31,	2014	2013	2012
(millions)

Operating Revenue(1)	$1,898	$1,937	$1,677
Operating Expenses
Purchased gas(1)	315	323	235
Other energy-related purchases	40	93	41
Other operations and maintenance:
Affiliated suppliers	64	70	112
Other(2)	274	353	223
Depreciation and amortization	197	188	176
Other taxes	157	148	140
Total operating expenses	1,047	1,175	927
Income from operations	851	762	750
Other income	22	28	37
Interest and related charges(1)	27	28	40
Income from operations before income tax expense	846	762	747
Income tax expense	334	301	288
Net Income	$512	$461	$459

(1)	See Note 24 for amounts attributable to related parties.
(2)	Includes gains on the sales of assets to related parties of $59 million, $122 million and $176 million in 2014, 2013 and 2012, respectively. See Note 9 for more information.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

Dominion Gas Holdings, LLC

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2014	2013	2012
(millions)

Net income	$512	$461	$459
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $19, $(27) and $(10) tax	(31)	39	13
Changes in unrecognized pension and other postretirement benefit costs, net of $6, $(18) and $5 tax	(10)	26	(7)
Amounts reclassified to net income:
Net derivative losses-hedging activities, net of $(5), $(5) and $(13) tax	8	11	20
Net pension and other postretirement benefit costs, net of $(3), $(4) and $(4) tax	5	6	5
Other comprehensive income (loss)	(28)	82	31
Comprehensive income	$484	$543	$490

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

Dominion Gas Holdings, LLC

Consolidated Balance Sheets

At December 31,	2014	2013
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$9	$8
Customer receivables (less allowance for doubtful accounts of $4 and $5)(1)	322	311
Other receivables (less allowance for doubtful accounts of $1 at both dates)	19	2
Affiliated receivables	12	41
Inventories:
Materials and supplies	53	56
Gas stored	12	7
Prepayments	166	67
Regulatory assets	38	79
Deferred income taxes	96	89
Other(1)	83	141
Total current assets	810	801
Investments	108	106
Property, Plant and Equipment
Property, plant and equipment	8,902	8,240
Accumulated depreciation and amortization	(2,538)	(2,421)
Total property, plant and equipment, net	6,364	5,819
Deferred Charges and Other Assets
Goodwill	542	545
Intangible assets, net	79	82
Regulatory assets	379	285
Pension and other postretirement benefit assets(1)	1,486	1,436
Other(1)	80	68
Total deferred charges and other assets	2,566	2,416
Total assets	$9,848	$9,142

(1) See Note 24 for amounts attributable to related parties.

At December 31,	2014	2013
(millions)

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$247	$277
Payables to affiliates	41	45
Affiliated current borrowings	384	1,342
Accrued interest, payroll and taxes	194	209
Regulatory liabilities	75	79
Other(1)	97	118
Total current liabilities	1,038	2,070
Long-Term Debt	2,594	1,198
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,158	1,977
Regulatory liabilities	192	203
Other(1)	300	267
Total deferred credits and other liabilities	2,650	2,447
Total liabilities	6,282	5,715
Commitments and Contingencies (see Note 22)
Equity
Membership interests	3,652	3,485
Accumulated other comprehensive loss	(86)	(58)
Total equity	3,566	3,427
Total liabilities and equity	$9,848	$9,142

(1)	See Note 24 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

Dominion Gas Holdings, LLC

Consolidated Statements of Equity

	Membership Interests	Accumulated Other Comprehensive Income (Loss)	Total
(millions)

Balance at December 31, 2011	$3,167	$(171)	$2,996
Net income	459		459
Distributions	(210)		(210)
Other comprehensive income, net of tax		31	31
Balance at December 31, 2012	3,416	(140)	3,276
Net income	461		461
Equity contribution from parent	6		6
Distributions	(398)		(398)
Other comprehensive income, net of tax		82	82
Balance at December 31, 2013	3,485	(58)	3,427
Net income	512		512
Equity contribution from parent	1		1
Distributions	(346)		(346)
Other comprehensive loss, net of tax		(28)	(28)
Balance at December 31, 2014	$3,652	$(86)	$3,566

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

Dominion Gas Holdings, LLC

Consolidated Statements of Cash Flows

Year Ended December 31,	2014	2013	2012
(millions)

Operating Activities
Net income	$512	$461	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(124)	(122)	(176)
Depreciation and amortization	197	188	176
Deferred income taxes and investment tax credits, net	216	102	294
Other adjustments	2	(3)	2
Changes in:
Accounts receivable	(42)	(17)	63
Affiliated receivables	(1)	2	(3)
Inventories	(2)	—	5
Prepayments	(99)	13	(9)
Accounts payable	(35)	62	(52)
Payables to affiliates	(4)	8	(12)
Accrued interest, payroll and taxes	(15)	48	(43)
Other operating assets and liabilities	(134)	(44)	(75)
Net cash provided by operating activities	471	698	629
Investing Activities
Plant construction and other property additions	(719)	(650)	(928)
Proceeds from sale of assets to an affiliate	47	113	—
Proceeds from Blue Racer	1	78	—
Proceeds from assignments of Marcellus acreage	60	18	—
Advances to affiliate, net	—	(5)	(14)
Other	(5)	(14)	(10)
Net cash used in investing activities	(616)	(460)	(952)
Financing Activities
Issuance (repayment) of affiliated current borrowings, net	(892)	(545)	549
Repayment and acquisition of affiliated long-term debt	—	(569)	(10)
Issuance of long-term debt	1,400	1,200	—
Distribution payments	(346)	(318)	(210)
Other	(16)	(10)	—
Net cash provided by (used in) financing activities	146	(242)	329
Increase (decrease) in cash and cash equivalents	1	(4)	6
Cash and cash equivalents at beginning of year	8	12	6
Cash and cash equivalents at end of year	$9	$8	$12
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$23	$31	$43
Income taxes	266	148	67
Significant noncash investing and financing activities:
Accrued capital expenditures	35	42	62
Extinguishment of affiliated long-term debt in exchange for assets sold to affiliate	67	—	187
Distribution of non-cash asset (account receivable) to parent	—	80	—
Proceeds from sale of assets to affiliate not yet received	—	30	61
Conversion of affiliated current borrowings to membership interests	—	—	61

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

Combined Notes to Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS

Dominion, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Gas. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Virginia Power is a member of PJM, an RTO, and its electric transmission facilities are integrated into the PJM wholesale electricity markets. All of Virginia Power’s stock is owned by Dominion. Dominion Gas is a holding company that conducts business activities through a regulated interstate natural gas transmission pipeline and underground storage system in the Northeast, mid-Atlantic and Midwest states, regulated gas transportation and distribution operations in Ohio, and gas gathering and processing activities primarily in West Virginia, Ohio and Pennsylvania. All of Dominion Gas’ membership interests are held by Dominion.

Dominion’s operations also include an LNG import, transport and storage facility in Maryland, a preferred equity interest in which was contributed to Dominion Midstream in 2014, an equity investment in Atlantic Coast Pipeline and regulated gas transportation and distribution operations in West Virginia. Dominion’s nonregulated operations include merchant generation, energy marketing and price risk management activities, retail energy marketing operations and an equity investment in Blue Racer.

In October 2014, Dominion Midstream launched its initial public offering of 20,125,000 common units representing limited partner interests at a price of $21 per unit, which included an over-allotment option to purchase an additional 2,625,000 common units at the initial offering price, which was exercised in full by the underwriters. Dominion received $392 million in net proceeds from the sale of the units, after deducting underwriting discounts, structuring fees and estimated offering expenses. Dominion owns the general partner and 68.5% of the limited partner interests in Dominion Midstream, which owns a preferred equity interest and the general partner interest in Cove Point. The public’s ownership interest in Dominion Midstream is reflected as non-controlling interest in Dominion’s Consolidated Financial Statements.

Dominion manages its daily operations through three primary operating segments: DVP, Dominion Generation and Dominion Energy. Dominion also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are discontinued, which is discussed in Note 3 and Note 25. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

Virginia Power manages its daily operations through two primary operating segments: DVP and Dominion Generation. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

Dominion Gas manages its daily operations through one primary operating segment: Dominion Energy. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance and the effect of certain items recorded at Dominion Gas as a result of the recognition of Dominion’s basis in the net assets contributed.

See Note 25 for further discussion of the Companies’ operating segments.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

General

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

The Companies’ Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of their respective majority-owned subsidiaries.

The Companies report certain contracts, instruments and investments at fair value. See Note 6 for further information on fair value measurements.

Dominion maintains pension and other postretirement benefit plans. Virginia Power and Dominion Gas participate in certain of these plans. See Note 21 for further information on these plans.

Certain amounts in the 2013 and 2012 Consolidated Financial Statements and footnotes have been reclassified to conform to the 2014 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power and/or Dominion Gas, where applicable.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Dominion and Virginia Power collect sales, consumption and consumer utility taxes and Dominion Gas collects sales taxes; however, these amounts are excluded from revenue. Dominion’s customer receivables at December 31, 2014 and 2013 included $564 million and $555 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. Virginia Power’s customer receivables at December 31, 2014 and 2013 included $407 million and $395 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers. Dominion Gas’ customer receivables at December 31, 2014 and 2013 included $127 million and $106 million, respectively, of accrued unbilled revenue based on estimated amounts of natural gas delivered but not yet billed to its customers.

The primary types of sales and service activities reported as operating revenue for Dominion are as follows:

•	Regulated electric sales consist primarily of state-regulated retail electric sales, and federally-regulated wholesale electric sales and electric transmission services;
•	Nonregulated electric sales consist primarily of sales of electricity at market-based rates and contracted fixed rates, and associated derivative activity;
•	Regulated gas sales consist primarily of state- and FERC-regulated natural gas sales and related distribution services;
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

The primary types of sales and service activities reported as operating revenue for Dominion Gas are as follows:

•	Regulated gas sales consist primarily of state- and FERC-regulated natural gas sales and related distribution services;
•

Nonregulated gas sales consist primarily of sales of natural gas production at market-based rates and contracted fixed prices and sales of gas purchased from third parties. Revenue from sales of gas production is recognized based on actual volumes of gas sold to purchasers and is reported net of royalties;

•

Gas transportation and storage consists primarily of regulated sales of gathering, transmission, distribution and storage services. Also included are regulated gas distribution charges to retail distribution service customers opting for alternate suppliers;

•	NGL revenue consists primarily of sales of NGL production and condensate, extracted products and associated derivative activity; and
•	Other revenue consists primarily of miscellaneous service revenue, gas processing and handling revenue and gathering revenue.

Electric Fuel, Purchased Energy and Purchased Gas-Deferred Costs

Where permitted by regulatory authorities, the differences between Dominion’s and Virginia Power’s actual electric fuel and purchased energy expenses and Dominion’s and Dominion Gas’

purchased gas expenses and the related levels of recovery for these expenses in current rates are deferred and matched against recoveries in future periods. The deferral of costs in excess of current period fuel rate recovery is recognized as a regulatory asset, while rate recovery in excess of current period fuel expenses is recognized as a regulatory liability.

Of the cost of fuel used in electric generation and energy purchases to serve utility customers, approximately 84% is currently subject to deferred fuel accounting, while substantially all of the remaining amount is subject to recovery through similar mechanisms.

Virtually all of Dominion Gas’, Cove Point’s and Hope’s natural gas purchases are either subject to deferral accounting or are recovered from the customer in the same accounting period as the sale.

Income Taxes

A consolidated federal income tax return is filed for Dominion and its subsidiaries, including Virginia Power and Dominion Gas’ subsidiaries. In addition, where applicable, combined income tax returns for Dominion and its subsidiaries are filed in various states; otherwise, separate state income tax returns are filed.

Although Dominion Gas is disregarded for income tax purposes, a provision for income taxes is recognized to reflect the inclusion of its business activities in the tax returns of its parent, Dominion. Virginia Power and Dominion Gas participate in intercompany tax sharing agreements with Dominion and its subsidiaries, and current income taxes are based on taxable income or loss, determined on a separate company basis.

Under the agreements, if a subsidiary incurs a net operating loss, recognition of current income tax benefits is limited to refunds of prior year taxes obtained by the carryback of the net operating loss or to the extent the net operating loss is absorbed by the taxable income of other Dominion consolidated group members. Otherwise, the net operating loss is carried forward and is recognized as a deferred tax asset until realized.

Accounting for income taxes involves an asset and liability approach. Deferred income tax assets and liabilities are provided, representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Accordingly, deferred taxes are recognized for the future consequences of different treatments used for the reporting of transactions in financial accounting and income tax returns. The Companies establish a valuation allowance when it is more-likely-than-not that all, or a portion, of a deferred tax asset will not be realized. Where the treatment of temporary differences is different for rate-regulated operations, a regulatory asset is recognized if it is probable that future revenues will be provided for the payment of deferred tax liabilities.

The Companies recognize positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information.

If it is not more-likely-than-not that a tax position, or some portion thereof, will be sustained, the related tax benefits are not recognized in the financial statements. Unrecognized tax benefits may result in an increase in income taxes payable, a reduction of income tax refunds receivable or changes in deferred taxes. Also, when uncertainty about the deductibility of an amount is limited

Combined Notes to Consolidated Financial Statements, Continued

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

The Companies recognize interest on underpayments and overpayments of income taxes in interest expense and other income, respectively. Penalties are also recognized in other income.

Dominion’s, Virginia Power’s and Dominion Gas’ interest and penalties were immaterial in 2014, 2013 and 2012.

At December 31, 2014, Virginia Power’s Consolidated Balance Sheet included $225 million of federal and state income taxes receivable, $13 million of noncurrent state income taxes receivable and $38 million of noncurrent federal and state income taxes payable.

At December 31, 2013, Virginia Power’s Consolidated Balance Sheet included $3 million of state income taxes receivable, $22 million of federal and state income taxes payable, $12 million of noncurrent state income taxes receivable and $28 million of noncurrent federal and state income taxes payable.

At December 31, 2014, Dominion Gas’ Consolidated Balance Sheet included $96 million of federal and state income taxes receivable, $14 million of state income taxes payable, $7 million of noncurrent state income taxes payable and $20 million noncurrent state income taxes receivable.

At December 31, 2013, Dominion Gas’ Consolidated Balance Sheet included $17 million of federal income taxes payable, $23 million of state income taxes payable, $1 million of state income taxes receivable, $7 million of noncurrent state income taxes payable and $20 million noncurrent state income taxes receivable.

Investment tax credits are recognized by nonregulated operations in the year qualifying property is placed in service. For regulated operations, investment tax credits are deferred and amortized over the service lives of the properties giving rise to the credits. Production tax credits are recognized as energy is generated and sold.

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until they are presented for payment. The following table illustrates the checks outstanding but not yet presented for payment and recorded in accounts payable for the Companies:

Year Ended December 31,	2014	2013
(millions)
Dominion	$42	$38
Virginia Power	20	21
Dominion Gas	9	7

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less.

Derivative Instruments

Dominion and Virginia Power use derivative instruments such as futures, swaps, forwards, options and FTRs to manage the commodity, currency exchange and financial market risks of their business operations. Dominion Gas uses derivative instruments such as physical and financial forwards, futures and swaps to manage commodity price and interest rate risks.

All derivatives, except those for which an exception applies, are required to be reported in the Consolidated Balance Sheets at fair value. Derivative contracts representing unrealized gain positions and purchased options are reported as derivative assets. Derivative contracts representing unrealized losses and options sold are reported as derivative liabilities. One of the exceptions to fair value accounting, normal purchases and normal sales, may be elected when the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable. Expenses and revenues resulting from deliveries under normal purchase contracts and normal sales contracts, respectively, are included in earnings at the time of contract performance.

The Companies do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion had margin assets of $287 million and $620 million associated with cash collateral at December 31, 2014 and 2013, respectively. Dominion had margin liabilities of $34 million and $2 million associated with cash collateral at December 31, 2014 and 2013, respectively. Virginia Power had margin assets of $6 million and $11 million associated with cash collateral at December 31, 2014 and 2013, respectively. Virginia Power did not have any margin liabilities associated with cash collateral at December 31, 2014 or 2013. Dominion Gas did not have any margin assets or liabilities related to cash collateral at December 31, 2014 or 2013. See Note 7 for further information about derivatives.

To manage price risk, Dominion and Virginia Power hold certain derivative instruments that are not designated as hedges for accounting purposes. However, to the extent Dominion and Virginia Power do not hold offsetting positions for such derivatives, they believe these instruments represent economic hedges that mitigate their exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. As part of Dominion’s strategy to market energy and manage related risks, it formerly managed a portfolio of commodity-based financial derivative instruments held for trading purposes. Dominion used established policies and procedures to manage the risks associated with price fluctuations in these energy commodities and used various derivative instruments to reduce risk by creating offsetting market positions. In the second quarter of 2013, Dominion commenced a repositioning of its producer services business. The repositioning was completed in the first quarter of 2014 and resulted in the termination of natural gas trading and certain energy marketing activities.

Statement of Income Presentation:

•	Derivatives Held for Trading Purposes: All income statement activity, including amounts realized upon settlement, is presented in operating revenue on a net basis.

80

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

DERIVATIVE INSTRUMENTS DESIGNATED AS HEDGING INSTRUMENTS

The Companies designate a portion of their derivative instruments as either cash flow or fair value hedges for accounting purposes. For all derivatives designated as hedges, the Companies formally document the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. The Companies assess whether the hedging relationship between the derivative and the hedged item is highly effective at offsetting changes in cash flows or fair values both at the inception of the hedging relationship and on an ongoing basis. Any change in the fair value of the derivative that is not effective at offsetting changes in the cash flows or fair values of the hedged item is recognized currently in earnings. Also, the Companies may elect to exclude certain gains or losses on hedging instruments from the assessment of hedge effectiveness, such as gains or losses attributable to changes in the time value of options or changes in the difference between spot prices and forward prices, thus requiring that such changes be recorded currently in earnings. Hedge accounting is discontinued prospectively for derivatives that cease to be highly effective hedges. For derivative instruments that are accounted for as fair value hedges or cash flow hedges, the cash flows from the derivatives and from the related hedged items are classified in operating cash flows.

Cash Flow Hedges—A majority of the Companies’ hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of electricity, natural gas, NGLs and other energy-related products. The Companies also use foreign currency contracts to hedge the variability in foreign exchange rates and interest rate swaps to hedge their exposure to variable interest rates on long-term debt. For transactions in which the Companies are hedging the variability of cash flows, changes in the fair value of the derivatives are reported in AOCI, to the extent they are effective at offsetting changes in the hedged item. Any derivative gains or losses reported in AOCI are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

Dominion entered into interest rate derivative instruments to hedge its forecasted interest payments related to planned debt issuances in 2013 and 2014. These interest rate derivatives were designated by Dominion as cash flow hedges in 2012 and 2013, prior to the formation of Dominion Gas. For the purposes of the Dominion Gas financial statements, the derivative balances, AOCI balance, and any income statement impact related to these interest rate derivative instruments entered into by Dominion have been, and will continue to be, included in the Dominion Gas’ Consolidated Financial Statements as the forecasted interest payments related to the debt issuances will now occur at Dominion Gas.

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

In 2014, 2013 and 2012, Dominion capitalized interest costs and AFUDC to property, plant and equipment of $80 million, $66 million and $91 million, respectively. In 2014, 2013 and 2012, Virginia Power capitalized AFUDC to property, plant and equipment of $39 million, $33 million and $31 million, respectively. In 2014, 2013 and 2012, Dominion Gas capitalized AFUDC to property, plant and equipment of $1 million, $5 million and $23 million, respectively.

Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2014, 2013 and 2012, Virginia Power recorded $8 million, $32 million and $37 million of AFUDC related to these projects, respectively.

For property subject to cost-of-service rate regulation, including Virginia Power electric distribution, electric transmission, and generation property, Dominion Gas natural gas distribution and transmission property, and for certain Dominion natural gas property, the undepreciated cost of such property, less salvage value, is generally charged to accumulated depreciation at retirement. Cost of removal collections from utility customers not representing AROs are recorded as regulatory liabilities. For property subject to cost-of-service rate regulation that will be abandoned significantly before the end of its useful life, the net carrying value is reclassified from plant-in-service when it becomes probable it will be abandoned.

For property that is not subject to cost-of-service rate regulation, including nonutility property, cost of removal not asso-

Combined Notes to Consolidated Financial Statements, Continued

ciated with AROs is charged to expense as incurred. The Companies also record gains and losses upon retirement based upon the difference between the proceeds received, if any, and the property’s net book value at the retirement date.

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. The Companies’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2014	2013	2012
(percent)
Dominion
Generation	2.66	2.71	2.62
Transmission	2.38	2.36	2.17
Distribution	3.12	3.13	3.17
Storage	2.39	2.43	2.59
Gas gathering and processing	2.81	2.39	2.49
General and other	3.62	3.82	4.55

Virginia Power
Generation	2.66	2.71	2.62
Transmission	2.34	2.28	1.98
Distribution	3.34	3.33	3.32
General and other	3.29	3.51	4.32

Dominion Gas
Transmission	2.40	2.43	2.35
Distribution	2.47	2.50	2.66
Storage	2.40	2.43	2.58
Gas gathering and processing	2.82	2.39	2.50
General and other	5.77	5.93	6.09

In 2013, Virginia Power revised its depreciation rates to reflect the results of a new depreciation study. This change resulted in an increase of $19 million ($12 million after-tax) in depreciation and amortization expense in Virginia Power’s Consolidated Statements of Income.

In 2014, Virginia Power also made a one-time adjustment to depreciation expense as ordered by the Virginia Commission. This adjustment resulted in an increase of $38 million ($23 million after-tax) in depreciation and amortization expense in Virginia Power’s Consolidated Statements of Income.

In 2013, Dominion Gas revised the depreciation rates for East Ohio to reflect the results of a new depreciation study. This change resulted in a decrease of $8 million ($5 million after-tax) in depreciation and amortization expense in Dominion Gas’ Consolidated Statements of Income.

Dominion’s nonutility property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Lives
Merchant generation-nuclear	44 years
Merchant generation-other	15 - 36 years
General and other	5 - 59 years

Depreciation and amortization related to Virginia Power’s and Dominion Gas’ nonutility property, plant and equipment and E&P properties was immaterial for the years ended December 31, 2014, 2013 and 2012.

Nuclear fuel used in electric generation is amortized over its estimated service life on a units-of-production basis. Dominion and Virginia Power report the amortization of nuclear fuel in electric fuel and other energy-related purchases expense in their Consolidated Statements of Income and in depreciation and amortization in their Consolidated Statements of Cash Flows.

Long-Lived and Intangible Assets

The Companies perform an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. A long-lived or intangible asset is written down to fair value if the sum of its expected future undiscounted cash flows is less than its carrying amount. Intangible assets with finite lives are amortized over their estimated useful lives. See Note 6 for a discussion of impairments related to certain long-lived assets and intangible assets with finite lives.

Regulatory Assets and Liabilities

The accounting for Dominion’s and Dominion Gas’ regulated gas and Virginia Power’s regulated electric operations differs from the accounting for nonregulated operations in that they are required to reflect the effect of rate regulation in their Consolidated Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Generally, regulatory assets and liabilities are amortized into income over the period authorized by the regulator.

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

Asset Retirement Obligations

The Companies recognize AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. At least annually, the Companies evaluate the key assumptions underlying their AROs including estimates of the amounts and timing of future cash flows associated with retirement activities. AROs are adjusted when significant changes in these assumptions are identified. Dominion and Dominion Gas report accretion of AROs and depreciation on asset retirement costs associated with their natural gas pipeline and storage well assets as an adjustment to the related regulatory liabilities when revenue is recoverable from customers for AROs. Virginia Power reports accretion of AROs and depreciation on asset retirement costs associated with decommissioning its nuclear power stations as an adjustment to the regulatory liability for certain jurisdictions. Accretion of all other AROs and depreciation of all other asset retirement costs is reported in other operations and maintenance expense and depreciation expense in the Consolidated Statements of Income.

Debt Issuance Costs

The Companies defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Deferred debt issuance costs are recorded as an asset and classified in other current assets and other deferred charges and other assets in the Consolidated Balance Sheets. Unamortized costs associated with redemptions of debt securities prior to stated maturity dates are generally recognized and recorded in interest expense immediately. As permitted by regulatory authorities, gains or losses resulting from the refinancing of debt allocable to utility operations subject to cost-based rate regulation are deferred and amortized over the lives of the new issuances.

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

NON-MARKETABLE INVESTMENTS

The Companies account for illiquid and privately held securities for which market prices or quotations are not readily available under either the equity or cost method. Non-marketable investments include:

•

Equity method investments when the Companies have the ability to exercise significant influence, but not control, over the investee. Dominion’s investments are included in investments in equity method affiliates and Virginia Power’s investments are included in other investments in their Consolidated Balance Sheets. The Companies record equity method adjustments in other income in the Consolidated Statements of Income including: their proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between the carrying value and the equity in the net assets of the investee at the date of investment and other adjustments required by the equity method.

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

•

Debt Securities—Using information obtained from their nuclear decommissioning trust fixed-income investment managers, Dominion and Virginia Power record in earnings any unrealized loss for a debt security when the manager intends to sell the debt security or it is more-likely-than-not that the manager will have to sell the debt security before recovery of its fair value up to its cost basis. If that is not the case, but the debt security is deemed to have experienced a credit loss, Dominion and Virginia Power record the credit loss in earnings and any remaining portion of the unrealized loss in AOCI. Credit losses are evaluated primarily by considering the credit ratings of the issuer, prior instances of non-performance by the issuer and other factors.

•	Equity securities and other investments—Dominion’s and Virginia Power’s method of assessing other-than-temporary declines requires demonstrating the ability to hold individual

Combined Notes to Consolidated Financial Statements, Continued

securities for a period of time sufficient to allow for the anticipated recovery in their market value prior to the consideration of the other criteria mentioned above. Since Dominion and Virginia Power have limited ability to oversee the day-to-day management of nuclear decommissioning trust fund investments, they do not have the ability to ensure investments are held through an anticipated recovery period. Accordingly, they consider all equity and other securities as well as non-marketable investments held in nuclear decommissioning trusts with market values below their cost bases to be other-than-temporarily impaired.

Inventories

Materials and supplies and fossil fuel inventories are valued primarily using the weighted-average cost method. Stored gas inventory for Dominion Gas used in East Ohio gas distribution operations is valued using the LIFO method. Under the LIFO method, stored gas inventory was valued at $12 million and $7 million at December 31, 2014 and December 31, 2013, respectively. Based on the average price of gas purchased during 2014 and 2013, the cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by approximately $98 million and $77 million, respectively. Stored gas inventory for Dominion held by Hope and certain nonregulated gas operations is valued using the weighted-average cost method.

Gas Imbalances

Natural gas imbalances occur when the physical amount of natural gas delivered from, or received by, a pipeline system or storage facility differs from the contractual amount of natural gas delivered or received. Dominion and Dominion Gas value these imbalances due to, or from, shippers and operators at an appropriate index price at period end, subject to the terms of its tariff for regulated entities. Imbalances are primarily settled in-kind. Imbalances due to Dominion and Dominion Gas from other parties are reported in other current assets and imbalances that Dominion and Dominion Gas owe to other parties are reported in other current liabilities in the Consolidated Balance Sheets.

Goodwill

Dominion and Dominion Gas evaluate goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

DOMINION

ACQUISITION OF SOLAR DEVELOPMENT PROJECTS

In March 2014, Dominion acquired 100% of the equity interests of six solar development projects in California from Recurrent Energy Development Holdings, LLC for approximately $50 million in cash. The projects cost approximately $446 million to construct, including the initial acquisition cost. The facilities, which began commercial operations in the fourth quarter of 2014, generate approximately 139 MW.

In November 2014, Dominion acquired 100% of the equity interests of a solar project in California from CSI Project Holdco,

LLC for approximately $79 million in cash. The project costs approximately $80 million to construct, including the initial acquisition cost. The facility, which began commercial operations in the fourth quarter of 2014, generates approximately 20 MW.

In December 2014, Dominion acquired 100% of the equity interests of a solar project in California from EDF Renewable Development, Inc. for approximately $71 million in cash. The project is expected to cost approximately $73 million to construct, including the initial acquisition cost. The facility, which began commercial operations in January 2015, generates approximately 20 MW.

The purchase price for each of these acquisitions was allocated to Property, Plant and Equipment.

In September 2014, Dominion entered into agreements to acquire 100% of the equity interests in two additional solar projects in California from EDF Renewable Development, Inc. for approximately $175 million in cash. The acquisitions are expected to close in the first half of 2015 prior to the projects commencing operations. The projects are expected to cost approximately $185 million once constructed, including the initial acquisition cost. Upon completion, the facilities are expected to generate approximately 42 MW.

These acquisitions provide Dominion with a large utility-scale solar presence and significantly increase its solar generation portfolio. Long-term power purchase, interconnection and operation and maintenance agreements have been executed for the projects. Dominion has claimed or expects to claim federal investment tax credits on the projects.

ACQUISITION OF CGT

In January 2015, Dominion completed the acquisition of 100% of the equity interests of CGT from SCANA Corporation for approximately $495 million in cash, subject to final acquired working capital adjustments. CGT owns and operates nearly 1,500 miles of FERC-regulated interstate natural gas pipeline in South Carolina and southeastern Georgia. This acquisition supports Dominion’s natural gas expansion into the Southeast. The acquired assets of CGT will be included in the Dominion Energy operating segment. Subject to board approvals by Dominion and Dominion Midstream, Dominion expects to contribute CGT into Dominion Midstream for a combination of debt and Dominion Midstream common units during the first half of 2015. The allocation of the purchase price to individual assets is under evaluation by management and has not been finalized.

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

SALE OF ILLINOIS GAS CONTRACTS

In June 2013, Dominion completed the sale of Illinois Gas Contracts. The sales price was approximately $32 million, subject to post-closing adjustments. The sale resulted in a gain of approx-

imately $29 million ($18 million after-tax) net of a $3 million write-off of goodwill, and is included in other operations and maintenance expense in Dominion’s Consolidated Statement of Income. The sale of Illinois Gas Contracts did not qualify for discontinued operations classification as it is not considered a component under applicable accounting guidance.

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

The following table presents selected information regarding the results of operations of Brayton Point and Kincaid, which are reported as discontinued operations in Dominion’s Consolidated Statements of Income:

Year Ended December 31,	2013		2012
(millions)
Operating revenue	$304		$258
Loss before income taxes	(135	)(1)	(1,768	)(2)

(1)	Includes $64 million of charges related to the defeasance of Brayton Point debt and the early redemption of Kincaid debt in 2013.
(2)	Includes a long-lived asset impairment charge of $1.6 billion.

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

The following table presents selected information regarding the results of operations of Salem Harbor and State Line, which are reported as discontinued operations in Dominion’s Consolidated Statements of Income:

Year Ended December 31,	2012
(millions)
Operating revenue	$57
Loss before income taxes	(49)

Dominion and Dominion Gas

BLUE RACER

See Note 9 for a discussion of transactions related to Blue Racer.

MARCELLUS ACREAGE

See Note 10 for a discussion of assignments of Marcellus acreage.

NOTE 4. OPERATING REVENUE

The Companies’ operating revenue consists of the following:

Year Ended December 31,	2014	2013	2012
(millions)
Dominion
Electric sales:
Regulated	$7,460	$7,193	$7,102
Nonregulated	1,839	2,511	2,483
Gas sales:
Regulated	334	323	250
Nonregulated	751	930	1,071
Gas transportation and storage	1,543	1,535	1,401
Other	509	628	528
Total operating revenue	$12,436	$13,120	$12,835
Virginia Power
Regulated electric sales	$7,460	$7,193	$7,102
Other	119	102	124
Total operating revenue	$7,579	$7,295	$7,226
Dominion Gas
Gas sales:
Regulated	$209	$202	$138
Nonregulated	26	32	28
Gas transportation and storage	1,353	1,338	1,188
NGL revenue	212	292	275
Other	98	73	48
Total operating revenue	$1,898	$1,937	$1,677

Combined Notes to Consolidated Financial Statements, Continued

NOTE 5. INCOME TAXES

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws involves uncertainty, since tax authorities may interpret the laws differently. The Companies are routinely audited by federal and state tax authorities. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows, and adjustments to tax-related assets and liabilities could be material.

In December 2014, U.S. federal legislation was enacted that provides an extension of the 50% bonus depreciation allowance for qualifying capital expenditures incurred through 2014.

Continuing Operations

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion			Virginia Power			Dominion Gas
Year Ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
(millions)
Current:
Federal	$(11)	$317	$43	$85	$357	$70	$86	$158	$(8)
State	14	110	84	67	62	81	32	41	2
Total current expense (benefit)	3	427	127	152	419	151	118	199	(6)
Deferred:
Federal
Taxes before operating loss carryforwards and investment tax credits	956	563	645	381	224	482	192	92	257
Tax benefit of operating loss carryforwards	(352)	(18)	—	—	—	—	—	—	—
Investment tax credits	(152)	(48)	—	—	—	—	—	—	—
State	(2)	(31)	40	16	17	21	24	10	37
Total deferred expense	450	466	685	397	241	503	216	102	294
Amortization of deferred investment tax credits	(1)	(1)	(1)	(1)	(1)	(1)	—	—	—
Total income tax expense	$452	$892	$811	$548	$659	$653	$334	$301	$288

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion			Virginia Power			Dominion Gas
Year Ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	—	2.1	4.2	3.8	3.1	3.9	4.4	4.3	3.4
Investment tax credits	(8.6)	(1.8)	—	—	—	—	—	—	—
Production tax credits	(1.2)	(0.6)	(0.5)	(0.6)	(0.2)	—	—	—	—
Valuation allowances	0.7	(0.1)	(0.7)	—	—	—	—	—	—
AFUDC - equity	—	(0.6)	(0.9)	—	(0.8)	(0.9)	—	(0.1)	(0.6)
Employee stock ownership plan deduction	(0.9)	(0.6)	(0.7)	—	—	—	—	—	—
Other, net	0.4	(0.4)	(0.6)	0.8	(0.4)	0.3	0.1	0.3	0.7
Effective tax rate	25.4%	33.0%	35.8%	39.0%	36.7%	38.3%	39.5%	39.5%	38.5%

Dominion’s effective tax rate in 2014 reflects the recognition of state tax credits and previously unrecognized tax benefits due to the expiration of statutes of limitations.

The Companies’ deferred income taxes consist of the following:

	Dominion		Virginia Power		Dominion Gas
At December 31,	2014	2013	2014	2013	2014	2013
(millions)
Deferred income taxes:
Total deferred income tax assets	$2,023	$2,142	$500	$462	$227	$216
Total deferred income tax liabilities	8,663	8,463	4,915	4,498	2,289	2,103
Total net deferred income tax liabilities	$6,640	$6,321	$4,415	$4,036	$2,062	$1,887
Total deferred income taxes:
Plant and equipment, primarily depreciation method and basis differences	$5,895	$5,383	$3,965	$3,628	$1,417	$1,266
Nuclear decommissioning	1,241	1,136	474	441	—	—
Deferred state income taxes	659	606	299	285	207	182
Federal benefit of deferred state income taxes	(231)	(212)	(105)	(100)	(72)	(64)
Deferred fuel, purchased energy and gas costs	27	(33)	18	(50)	7	13
Pension benefits	272	435	(77)	(52)	567	522
Other postretirement benefits	(17)	(78)	13	(3)	(12)	(13)
Loss and credit carryforwards	(1,434)	(797)	(116)	(106)	(10)	(10)
Valuation allowances	87	69	—	—	—	—
Partnership basis differences	304	125	—	—	42	42
Other	(163)	(313)	(56)	(7)	(84)	(51)
Total net deferred income tax liabilities	$6,640	$6,321	$4,415	$4,036	$2,062	$1,887

At December 31, 2014, Dominion had the following deductible loss and credit carryforwards:

•	Federal loss carryforwards of $2.2 billion that expire if unutilized during the period 2021 through 2034;
•	Federal investment tax credits of $245 million that expire if unutilized during the period 2033 through 2034;
•	Federal production and other tax credits of $65 million that expire if unutilized during the period 2031 through 2034;
•	State loss carryforwards of $1.7 billion that expire if unutilized during the period 2018 through 2034. A valuation allowance on $962 million of these carryforwards has been established;
•	State minimum tax credits of $194 million that do not expire; and
•	State investment tax credits of $29 million that expire if unutilized during the period 2016 through 2019.

At December 31, 2014, Virginia Power had the following deductible loss and credit carryforwards:

•	Federal loss carryforwards of $279 million that expire if unutilized during the period 2031 through 2033; and
•	Federal production and other tax credits of $14 million that expire if unutilized during the period 2031 through 2034.

At December 31, 2014, Dominion Gas had the following deductible loss carryforwards:

•	Federal loss carryforwards of $25 million that expire if unutilized during the period 2031 through 2033; and
•	State loss carryforwards of $4 million that expire if unutilized during the period 2031 through 2032.

Dominion Gas had no credit carryforwards at December 31, 2014.

A reconciliation of changes in the Companies’ unrecognized tax benefits follows:

	Dominion			Virginia Power			Dominion Gas
	2014	2013	2012	2014	2013	2012	2014	2013	2012
(millions)
Balance at January 1	$222	$293	$347	$39	$57	$114	$29	$30	$30
Increases-prior period positions	24	17	28	2	12	4	—	—	—
Decreases-prior period positions	(26)	(99)	(106)	(16)	(42)	(80)	—	(1)	—
Increases-current period positions	16	30	43	11	14	24	—	—	—
Decreases-current period positions	—	(5)	—	—	—	—	—	—	—
Settlements with tax authorities	—	(2)	(4)	—	(2)	(4)	—	—	—
Expiration of statutes of limitations	(91)	(12)	(15)	—	—	(1)	—	—	—
Balance at December 31	$145	$222	$293	$36	$39	$57	$29	$29	$30

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. For Dominion and its subsidiaries, these unrecognized tax benefits were $77 million, $126 million and $167 million at December 31, 2014, 2013 and 2012, respectively. For Dominion, the change in these unrecognized tax benefits decreased income tax expense by $47 million and $29 million in 2014 and 2013, respectively, and increased income tax expense by $1 million in 2012. For Virginia Power, these unrecognized tax benefits were $8 million at December 31, 2014 and 2013, and $13 million at December 31, 2012. For Virginia Power, the change in these unrecognized tax benefits decreased income tax expense by less than $1 million in 2014, and increased income tax expense by $4 million and $1 million in 2013 and 2012, respectively. For Dominion Gas, these unrecognized tax benefits were $19 million at December 31, 2014 and 2013 and $20 million at December 31, 2012. For Dominion Gas, the change in these unrecognized tax benefits affected income tax expense by less than $1 million in 2014, 2013 and 2012.

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

Combined Notes to Consolidated Financial Statements, Continued

The IRS examination of tax years 2008, 2009, 2010 and 2011 concluded in late 2013, resulting in a payment of $46 million, and an adjustment to a refund previously received by Dominion for its carryback of 2008 losses to 2007. The loss carryback, as adjusted, was submitted to the Joint Committee for review. Early in 2014, Dominion received notification that the matter had been resolved with no further adjustments. Accordingly, the earliest tax year remaining open for examination of Dominion’s federal tax returns is 2012.

Effective for its 2014 tax year, Dominion has been accepted into the CAP. The CAP is a method of identifying and resolving tax issues through open, cooperative, and transparent interaction between the IRS and taxpayers prior to the filing of a return. Through the CAP, Dominion will have the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions accepted by the IRS. Under a Pre-CAP plan, the IRS audit of tax years 2012 and 2013 began in early 2014.

It is reasonably possible that settlement negotiations and expiration of statutes of limitations could result in a decrease in unrecognized tax benefits in 2015 by up to $30 million for Dominion and up to $25 million for Virginia Power. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $10 million for Dominion and $7 million for Virginia Power.

Otherwise, with regard to 2014 and prior years, Dominion and Virginia Power cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2015.

After considering the possibility of potential changes in the status of its remaining unrecognized tax benefits, Dominion Gas has concluded that no significant changes are reasonably possible to occur in 2015.

For each of the major states in which Dominion operates, the earliest tax year remaining open for examination is as follows:

State	Earliest Open Tax Year
Pennsylvania(1)	2010
Connecticut	2011
Virginia(2)	2011
West Virginia(1)	2011
New York(1)	2007
(1)	Considered a major state for Dominion Gas’ operations.
(2)	Considered a major state for Virginia Power’s operations.

The Companies are also obligated to report adjustments resulting from IRS settlements to state tax authorities. In addition, if Dominion utilizes operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are subject to examination.

Discontinued Operations

Details of income tax expense for Dominion’s discontinued operations were as follows:

Year Ended December 31,	2013	2012
(millions)
Current:
Federal	$(274)	$(248)
State	(41)	(6)
Total current benefit	(315)	(254)
Deferred:
Federal	232	(368)
State	40	(70)
Total deferred expense (benefit)	272	(438)
Total income tax benefit	$(43)	$(692)

Dominion’s effective tax rate for 2013 reflects the impact of goodwill written off in the sale of Kincaid and Brayton Point that is not deductible for tax purposes.

NOTE 6. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. However, the use of a mid-market pricing convention (the mid-point between bid and ask prices) is permitted. Fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of the Companies’ own nonperformance risk on their liabilities. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability (the market with the most volume and activity for the asset or liability from the perspective of the reporting entity), or in the absence of a principal market, the most advantageous market for the asset or liability (the market in which the reporting entity would be able to maximize the amount received or minimize the amount paid). Dominion and Virginia Power apply fair value measurements to certain assets and liabilities including commodity and interest rate derivative instruments, and nuclear decommissioning trust and other investments including those held in Dominion’s rabbi, pension and other postretirement benefit plan trusts, in accordance with the requirements described above. Dominion Gas applies fair value measurements to certain assets and liabilities including commodity and interest rate derivative instruments and investments held in pension and other postretirement benefit plan trusts, in accordance with the requirements described above. The Companies apply credit adjustments to their derivative fair values in accordance with the requirements described above. These credit adjustments are currently not material to the derivative fair values.

Inputs and Assumptions

The Companies maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, price information is sought from external sources, including broker quotes and industry publications. When evaluating pricing information provided by brokers and other pricing services, the Companies consider whether the broker is willing and able to trade at the quoted price, if the broker quotes are based on an active market or an inactive market and the extent to which brokers are utilizing a particular model if pricing is not readily available. If pricing information from external sources is not available, or if the Companies believe that observable pricing is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases the Companies must estimate prices based on available historical and near-term future price information and certain statistical methods, including regression analysis, that reflect their market assumptions.

The Companies’ commodity derivative valuations are prepared by Dominion’s ERM department. The ERM department reports directly to Dominion’s CFO. The ERM department creates daily mark-to-market valuations for the Companies’ derivative transactions using computer-based statistical models. The inputs that go into the market valuations are transactional information stored in the systems of record and market pricing information that resides in data warehouse databases. The majority of forward prices are automatically uploaded into the data warehouse databases from various third-party sources. Inputs obtained from third-party sources are evaluated for reliability considering the reputation, independence, market presence, and methodology used by the third-party. If forward prices are not available from third-party sources, then the ERM department models the forward prices based on other available market data. A team consisting of risk management and risk quantitative analysts meets each business day to assess the validity of market prices and mark-to-market valuations. During this meeting, the changes in mark-to-market valuations from period to period are examined and qualified against historical expectations. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

For options and contracts with option-like characteristics where observable pricing information is not available from external sources, Dominion and Virginia Power generally use a modified Black-Scholes Model that considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. Dominion and Virginia Power use other option models under special circumstances, including a Spread Approximation Model when contracts include different commodities or commodity locations and a Swing Option Model when contracts allow either the buyer or seller the ability to exercise within a range of quantities. For contracts with unique characteristics, Dominion and Virginia Power may estimate fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. For individual contracts, the use of different valuation models or assumptions could have a significant effect on the contract’s estimated fair value.

The inputs and assumptions used in measuring fair value include the following:

For commodity and foreign currency derivative contracts:

•	Forward commodity prices
•	Forward foreign currency prices
•	Transaction prices
•	Price volatility
•	Price correlation
•	Volumes
•	Commodity location
•	Interest rates
•	Credit quality of counterparties and the Companies
•	Credit enhancements
•	Time value

For interest rate derivative contracts:

•	Interest rate curves
•	Credit quality of counterparties and the Companies
•	Volumes
•	Credit enhancements
•	Time value

For investments:

•	Quoted securities prices and indices
•	Securities trading information including volume and restrictions
•	Maturity
•	Interest rates
•	Credit quality
•	NAV (for alternative investments and common/collective trust funds)

The Companies regularly evaluate and validate the inputs used to estimate fair value by a number of methods, including review and verification of models, as well as various market price verification procedures such as the use of pricing services and multiple broker quotes to support the market price of the various commodities and investments in which the Companies transact.

Levels

The Companies also utilize the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•

Level 1—Quoted prices (unadjusted) in active markets for identical assets and liabilities that they have the ability to access at the measurement date. Instruments categorized in Level 1 primarily consist of financial instruments such as certain exchange-traded derivatives, and exchange-listed equities, mutual funds and certain Treasury securities held in nuclear decommissioning trust funds for Dominion and Virginia Power, benefit plan trust funds for Dominion and Dominion Gas, and rabbi trust funds for Dominion.

•

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2

Combined Notes to Consolidated Financial Statements, Continued

primarily include commodity forwards and swaps, interest rate swaps, restricted cash equivalents, and certain Treasury securities, money market funds, common/collective trust funds, and corporate, state and municipal debt securities held in nuclear decommissioning trust funds for Dominion and Virginia Power, benefit plan trust funds for Dominion and Dominion Gas, and rabbi trust funds for Dominion.

•

Level 3—Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability. Instruments categorized in Level 3 for the Companies consist of long-dated commodity derivatives, FTRs, NGLs, natural gas peaking options and other modeled commodity derivatives. Additional instruments categorized in Level 3 for Dominion and Dominion Gas include alternative investments, consisting of investments in partnerships, joint ventures and other alternative investments, held in benefit plan trust funds.

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

For derivative contracts, the Companies recognize transfers among Level 1, Level 2 and Level 3 based on fair values as of the first day of the month in which the transfer occurs. Transfers out of Level 3 represent assets and liabilities that were previously classified as Level 3 for which the inputs became observable for classification in either Level 1 or Level 2. Because the activity and liquidity of commodity markets vary substantially between regions and time periods, the availability of observable inputs for substantially the full term and value of the Companies’ over-the-counter derivative contracts is subject to change.

Level 3 Valuations

Fair value measurements are categorized as Level 3 when a significant amount of price or other inputs that are considered to be unobservable are used in their valuations. Long-dated commodity derivatives are generally based on unobservable inputs due to the length of time to settlement and the absence of market activity and are therefore categorized as Level 3. For NGL derivatives, market illiquidity requires a valuation based on proxy markets that do not always correlate to the actual instrument, therefore they are categorized as Level 3. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from ISO auctions, which are generally not considered to be liquid markets. Other modeled commodity derivatives have unobservable inputs in their valuation, mostly due to non-transparent and illiquid markets. Alternative investments are categorized as Level 3 due to the absence of quoted market prices, illiquidity and the long-term nature of these assets. These investments are generally valued using NAV based on the proportionate share of the fair value as determined by reference to the most recent audited fair value financial statements or fair value statements provided by the investment manager adjusted for any significant events occurring between the investment manager’s and the Companies’ measurement date.

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

The following table presents Dominion’s and Dominion Gas’ quantitative information about Level 3 fair value measurements at December 31, 2014. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility and credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$74	Discounted Cash Flow	Market Price (per Dth)	(4)	(2) – 11	(1)
			Credit Spread	(6)	1% – 5%	2%
FTRs	44	Discounted Cash Flow	Market Price (per MWh)	(4)	(1) – 21	3
NGLs(3)	2	Discounted Cash Flow	Market Price (per Gal)	(4)	0 – 2	1
Physical and Financial Options:
Natural Gas	5	Option Model	Market Price (per Dth)	(4)	2 – 4	3
			Price Volatility	(5)	19% – 67%	33%
Total assets	$125
Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$12	Discounted Cash Flow	Market Price (per Dth)	(4)	(2) – 4	2
FTRs	4	Discounted Cash Flow	Market Price (per MWh)	(4)	(21) – 21	—
Physical and Financial Options:
Natural Gas	2	Option Model	Market Price (per Dth)	(4)	2 – 4	3
			Price Volatility	(5)	19% – 67%	33%
Total liabilities	$18

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Information represents Dominion Gas’ quantitative information about Level 3 fair value measurements.
(4)	Represents market prices beyond defined terms for Levels 1 and 2.
(5)	Represents volatilities unrepresented in published markets.
(6)	Represents credit spreads unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Credit Spread	Asset	Increase (decrease)	Loss (gain)

Nonrecurring Fair Value Measurements

DOMINION GAS

Natural Gas Assets

In the fourth quarter of 2014, Dominion Gas recorded an impairment charge of $9 million ($6 million after-tax) in other operations and maintenance expense in its Consolidated Statements of Income, to write off previously capitalized costs following the cancellation of a development project.

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

DOMINION

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

Combined Notes to Consolidated Financial Statements, Continued

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

Recurring Fair Value Measurements

Fair value measurements are separately disclosed by level within the fair value hierarchy with a separate reconciliation of fair value measurements categorized as Level 3. Fair value disclosures for assets held in Dominion’s and Dominion Gas’ pension and other postretirement benefit plans are presented in Note 21.

DOMINION

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2014
Assets:
Derivatives:
Commodity	$3	$567	$125	$695
Interest rate	—	24	—	24
Investments(1):
Equity securities:
U.S.:
Large Cap	2,669	—	—	2,669
Other	6	—	—	6
Non-U.S.:
Large Cap	12	—	—	12
Fixed Income:
Corporate debt instruments	—	441	—	441
U.S. Treasury securities and agency debentures	419	190	—	609
State and municipal	—	395	—	395
Other	—	74	—	74
Cash equivalents and other	3	10	—	13
Total assets	$3,112	$1,701	$125	$4,938
Liabilities:
Derivatives:
Commodity	$3	$571	$18	$592
Interest rate	—	202	—	202
Total liabilities	$3	$773	$18	$794
At December 31, 2013
Assets:
Derivatives:
Commodity	$3	$718	$32	$753
Interest rate	—	137	—	137
Investments(1):
Equity securities:
U.S.:
Large Cap	2,417	—	—	2,417
Other	79	—	—	79
Non-U.S.:
Large Cap	13	—	—	13
Fixed Income:
Corporate debt instruments	—	345	—	345
U.S. Treasury securities and agency debentures	415	175	—	590
State and municipal	—	343	—	343
Other	—	3	—	3
Cash equivalents and other	—	103	—	103
Restricted cash equivalents	—	8	—	8
Total assets	$2,927	$1,832	$32	$4,791
Liabilities:
Derivatives:
Commodity	$3	$1,051	$48	$1,102
Total liabilities	$3	$1,051	$48	$1,102

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2014	2013	2012
(millions)
Balance at January 1,	$(16)	$25	$(71)
Total realized and unrealized gains (losses):
Included in earnings	97	(9)	(15)
Included in other comprehensive income (loss)	7	1	101
Included in regulatory assets/liabilities	109	(9)	30
Settlements	(88)	(23)	47
Transfers out of Level 3	(2)	(1)	(67)
Balance at December 31,	$107	$(16)	$25
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$6	$—	$42

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating Revenue	Electric Fuel and Energy Purchases	Purchased Gas	Total
(millions)
Year Ended December 31, 2014
Total gains (losses) included in earnings	$4	$97	$(4)	$97
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	4	1	1	6
Year Ended December 31, 2013
Total gains (losses) included in earnings	$11	$(19)	$(1)	$(9)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	1	—	(1)	—
Year Ended December 31, 2012
Total gains (losses) included in earnings	$35	$(50)	$—	$(15)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	42	—	—	42

Combined Notes to Consolidated Financial Statements, Continued

VIRGINIA POWER

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at December 31, 2014. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
FTRs	$44	Discounted Cash Flow	Market Price (per MWh)(3)	(1) – 21	3
Natural gas(2)	62	Discounted Cash Flow	Market Price (per Dth)(3)	(2) – 7	(1)
			Credit Spread(4)	1% – 5%	2%
Total assets	$106
Liabilities:
Physical and Financial Forwards and Futures:
FTRs	$4	Discounted Cash Flow	Market Price (per MWh)(3)	(21) – 21	—
Total liabilities	$4

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Credit Spread	Asset	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2014
Assets:
Derivatives:
Commodity	$—	$7	$106	$113
Investments(1):
Equity securities:
U.S.:
Large Cap	1,157	—	—	1,157
Fixed Income:
Corporate debt instruments	—	250	—	250
U.S. Treasury securities and agency debentures	137	61	—	198
State and municipal	—	211	—	211
Other	—	23	—	23
Total assets	$1,294	$552	$106	$1,952
Liabilities:
Derivatives:
Commodity	$—	$11	$4	$15
Interest rate	—	72	—	72
Total liabilities	$—	$83	$4	$87
At December 31, 2013
Assets:
Derivatives:
Commodity	$—	$3	$2	$5
Interest rate	—	48	—	48
Investments(1):
Equity securities:
U.S.:
Large Cap	1,021	—	—	1,021
Other	36	—	—	36
Fixed Income:
Corporate debt instruments	—	191	—	191
U.S. Treasury securities and agency debentures	146	66	—	212
State and municipal	—	164	—	164
Cash equivalents and other	—	31	—	31
Restricted cash equivalents	—	8	—	8
Total assets	$1,203	$511	$2	$1,716
Liabilities:
Derivatives:
Commodity	$—	$3	$9	$12
Total liabilities	$—	$3	$9	$12

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2014	2013	2012
(millions)
Balance at January 1,	$(7)	$2	$(28)
Total realized and unrealized gains (losses):
Included in earnings	96	(17)	(50)
Included in regulatory assets/liabilities	109	(9)	30
Settlements	(96)	17	50
Balance at December 31,	$102	$(7)	$2

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases expense in Virginia Power’s Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2014, 2013 and 2012.

DOMINION GAS

The following table presents Dominion Gas’ assets and liabilities for commodity and interest rate derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2014
Assets:
Commodity	$—	$—	$2	$2
Total assets	$—	$—	$2	$2
Liabilities:
Interest rate	$—	$9	$—	$9
Total liabilities	$—	$9	$—	$9
At December 31, 2013
Assets:
Commodity	$—	$—	$6	$6
Interest rate	—	34	—	34
Total assets	$—	$34	$6	$40
Liabilities:
Commodity	$—	$13	$12	$25
Total liabilities	$—	$13	$12	$25

Combined Notes to Consolidated Financial Statements, Continued

The following table presents the net change in Dominion Gas’ derivative assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2014	2013	2012
(millions)
Balance at January 1,	$(6)	$(12)	$(98)
Total realized and unrealized gains (losses):
Included in earnings	2	1	(15)
Included in other comprehensive income (loss)	10	3	86
Settlements	(4)	2	15
Balance at December 31,	$2	$(6)	$(12)

The gains and losses included in earnings in the Level 3 fair value category were classified in operating revenue in Dominion Gas’ Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2014, 2013 and 2012.

Fair Value of Financial Instruments

Substantially all of the Companies’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, restricted cash (which is recorded in other current assets), customer and other receivables, short-term debt, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For the Companies’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

At December 31,	2014		2013
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$19,723	$21,881	$18,396	$19,887
Junior subordinated notes(3)	1,374	1,396	1,373	1,394
Remarketable subordinated notes(3)	2,083	2,362	1,080	1,192
Subsidiary preferred stock(4)	—	—	257	261
Virginia Power
Long-term debt, including securities due within one year(3)	$8,937	$10,293	$8,032	$8,897
Preferred stock(4)	—	—	257	261
Dominion Gas
Long-term debt(3)	$2,594	$2,672	$1,198	$1,169

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Carrying amount includes amounts which represent the unamortized discount and/or premium. At December 31, 2014, and 2013, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt, of approximately $19 million and $55 million, respectively.
(3)	Carrying amount includes amounts which represent the unamortized discount and/or premium.
(4)	Includes deferred issuance expenses of $2 million at December 31, 2013. See Note 18 for information about the redemption of preferred stock in 2014.

NOTE 7. DERIVATIVES AND HEDGE ACCOUNTING ACTIVITIES

The Companies are exposed to the impact of market fluctuations in the price of electricity, natural gas and other energy-related products they market and purchase, as well as currency exchange and interest rate risks of their business operations. The Companies use derivative instruments to manage exposure to these risks, and designate certain derivative instruments as fair value or cash flow hedges for accounting purposes. As discussed in Note 2, for jurisdictions subject to cost-based rate regulation, changes in the fair value of derivatives are deferred as regulatory assets or regulatory liabilities until the related transactions impact earnings. See Note 6 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. Dominion’s and Virginia Power’s derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Dominion Gas’ derivative contracts include over-the-

counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

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

Combined Notes to Consolidated Financial Statements, Continued

DOMINION

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	December 31, 2014			December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$24	$—	$24	$137	$—	$137
Commodity contracts:
Over-the-counter	382	—	382	240	—	240
Exchange	298	—	298	506	—	506
Total derivatives, subject to a master netting or similar arrangement	704	—	704	883	—	883
Total derivatives, not subject to a master netting or similar arrangement	15	—	15	7	—	7
Total	$719	$—	$719	$890	$—	$890

		December 31, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$24	$16	$—	$8	$137	$—	$—	$137
Commodity contracts:
Over-the-counter	382	34	34	314	240	63	—	177
Exchange	298	298	—	—	506	505	—	1
Total	$704	$348	$34	$322	$883	$568	$—	$315

	December 31, 2014			December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$202	$—	$202	$—	$—	$—
Commodity contracts:
Over-the-counter	87	—	87	262	—	262
Exchange	493	—	493	838	—	838
Total derivatives, subject to a master netting or similar arrangement	782	—	782	1,100	—	1,100
Total derivatives, not subject to a master netting or similar arrangement	12	—	12	2	—	2
Total	$794	$—	$794	$1,102	$—	$1,102

		December 31, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$202	$16	$—	$186	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	87	34	1	52	262	63	69	130
Exchange	493	298	195	—	838	505	333	—
Total	$782	$348	$196	$238	$1,100	$568	$402	$130

Volumes

The following table presents the volume of Dominion’s derivative activity as of December 31, 2014. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	52	13
Basis	227	575
Electricity (MWh):
Fixed price	14,689,432	6,148,800
FTRs	35,786,150	—
Capacity (MW)	10,700	7,600
Liquids (Gals)(2)	39,984,000	1,260,000
Interest rate	$1,300,000,000	$4,450,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

Ineffectiveness and AOCI

For the years ended December 31, 2014, 2013 and 2012, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at December 31, 2014:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(8)	$(7)	27 months
Electricity	56	46	24 months
Other	—	—	17 months
Interest rate	(226)	(6)	384 months
Total	$(178)	$33

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
(millions)
At December 31, 2014
ASSETS
Current Assets
Commodity	$281	$242	$523
Interest rate	13	—	13
Total current derivative assets	294	242	536
Noncurrent Assets
Commodity	71	101	172
Interest rate	11	—	11
Total noncurrent derivative assets(1)	82	101	183
Total derivative assets	$376	$343	$719
LIABILITIES
Current Liabilities
Commodity	$224	$267	$491
Interest rate	100	—	100
Total current derivative liabilities	324	267	591
Noncurrent Liabilities
Commodity	55	46	101
Interest rate	102	—	102
Total noncurrent derivative liabilities(2)	157	46	203
Total derivative liabilities	$481	$313	$794
At December 31, 2013
ASSETS
Current Assets
Commodity	$49	$522	$571
Interest rate	116	—	116
Total current derivative assets	165	522	687
Noncurrent Assets
Commodity	28	154	182
Interest rate	21	—	21
Total noncurrent derivative assets(1)	49	154	203
Total derivative assets	$214	$676	$890
LIABILITIES
Current Liabilities
Commodity	$267	$561	$828
Total current derivative liabilities	267	561	828
Noncurrent Liabilities
Commodity	119	155	274
Total noncurrent derivative liabilities(2)	119	155	274
Total derivative liabilities	$386	$716	$1,102

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Year Ended December 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(130)
Purchased gas		(13)
Electric fuel and other energy-related purchases		7
Total commodity	$245	$(136)	$(4)
Interest rate(3)	(208)	(16)	(81)
Total	$37	$(152)	$(85)
Year Ended December 31, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(58)
Purchased gas		(47)
Electric fuel and other energy-related purchases		(10)
Total commodity	$(481)	$(115)	$5
Interest rate(3)	77	(15)	81
Total	$(404)	$(130)	$86
Year Ended December 31, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$188
Purchased gas		(75)
Electric fuel and other energy-related purchases		(17)
Total commodity	$71	$96	$10
Interest rate(3)	(84)	(2)	(35)
Total	$(13)	$94	$(25)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2014	2013	2012
(millions)
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue	$(310)	$(45)	$168
Purchased gas	(51)	(9)	(14)
Electric fuel and other energy-related purchases	113	(29)	(40)
Interest rate(2)	—	—	17
Total	$(248)	$(83)	$131

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

VIRGINIA POWER

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	December 31, 2014			December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$48	$—	$48
Commodity contracts:
Over-the-counter	106	—	106	4	—	4
Exchange	—	—	—	1	—	1
Total derivatives, subject to a master netting or similar arrangement	106	—	106	53	—	53
Total derivatives, not subject to a master netting or similar arrangement	7	—	7	—	—	—
Total	$113	$—	$113	$53	$—	$53

		December 31, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$—	$48	$—	$—	$48
Commodity contracts:
Over-the-counter	106	4	—	102	4	4	—	—
Exchange	—	—	—	—	1	—	—	1
Total	$106	$4	$—	$102	$53	$4	$—	$49

	December 31, 2014			December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$72	$—	$72	$—	$—	$—
Commodity contracts:
Over-the-counter	8	—	8	12	—	12
Total derivatives, subject to a master netting or similar arrangement	80	—	80	12	—	12
Total derivatives, not subject to a master netting or similar arrangement	7	—	7	—	—	—
Total	$87	$—	$87	$12	$—	$12

Combined Notes to Consolidated Financial Statements, Continued

		December 31, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$72	$—	$—	$72	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	8	4	—	4	12	4	7	1
Total	$80	$4	$—	$76	$12	$4	$7	$1

Volumes

The following table presents the volume of Virginia Power’s derivative activity at December 31, 2014. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	7	—
Basis	51	493
Electricity (MWh):
FTRs	33,709,386	—
Capacity (MW)	10,700	7,600
Interest rate	$550,000,000	$900,000,000

Ineffectiveness

For the years ended December 31, 2014, 2013 and 2012, gains or losses on hedging instruments determined to be ineffective were not material.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At December 31, 2014
ASSETS
Current Assets
Commodity	$—	$51	$51
Total current derivative assets(1)	—	51	51
Noncurrent Assets
Commodity	—	62	62
Total noncurrent derivative assets(2)	—	62	62
Total derivative assets	$—	$113	$113
LIABILITIES
Current Liabilities
Commodity	$3	$12	$15
Interest rate	45	—	45
Total current derivative liabilities	48	12	60
Noncurrent Liabilities
Interest rate	27	—	27
Total noncurrent derivative liabilities(3)	27	—	27
Total derivative liabilities	$75	$12	$87
At December 31, 2013
ASSETS
Current Assets
Commodity	$2	$3	$5
Interest rate	48	—	48
Total current derivative assets(1)	50	3	53
Total derivative assets	$50	$3	$53
LIABILITIES
Current Liabilities
Commodity	$1	$11	$12
Total current derivative liabilities	1	11	12
Total derivative liabilities	$1	$11	$12

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Year Ended December 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$5
Total commodity	$4	$5	$(4)
Interest rate(3)	(10)	—	(81)
Total	$(6)	$5	$(85)
Year Ended December 31, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$—
Total commodity	$—	$—	$5
Interest rate(3)	9	—	81
Total	$9	$—	$86
Year Ended December 31, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(4)
Total commodity	$(2)	$(4)	$10
Interest rate(3)	(6)	—	(35)
Total	$(8)	$(4)	$(25)
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2014	2013	2012
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$105	$(16)	$(50)
Total	$105	$(16)	$(50)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

DOMINION GAS

Balance Sheet Presentation

The tables below present Dominion Gas’ derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	December 31, 2014			December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$34	$—	$34
Commodity contracts:
Over-the-counter	2	—	2	6	—	6
Total derivatives, subject to a master netting or similar arrangement	$2	$—	$2	$40	$—	$40

Combined Notes to Consolidated Financial Statements, Continued

		December 31, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$—	$34	$—	$—	$34
Commodity contracts:
Over-the-counter	2	—	—	2	6	6	—	—
Total	$2	$—	$—	$2	$40	$6	$—	$34

	December 31, 2014			December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$9	$—	$9	$—	$—	$—
Commodity contracts:
Over-the-counter	—	—	—	25	—	25
Total derivatives, subject to a master netting or similar arrangement	$9	$—	$9	$25	$—	$25

		December 31, 2014				December 31, 2013
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$9	$—	$—	$9	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	—	—	—	—	25	6	—	19
Total	$9	$—	$—	$9	$25	$6	$—	$19

Volumes

The following table presents the volume of Dominion Gas’ derivative activity at December 31, 2014. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
NGLs (Gals)	32,340,000	—
Interest rate	$—	$250,000,000

Ineffectiveness and AOCI

For the years ended December 31, 2014, 2013 and 2012, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Gas’ Consolidated Balance Sheet at December 31, 2014:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Natural Gas	$—	$—	3 months
NGLs	—	—	12 months
Interest rate	(20)	—	360 months
Total	$(20)	$—

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

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Gas’ derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At December 31, 2014
ASSETS
Current Assets
Commodity	$2	$—	$2
Total current derivative assets(1)	2	—	2
Total derivative assets	$2	$—	$2
LIABILITIES
Noncurrent Liabilities
Interest rate	$9	$—	$9
Total noncurrent derivative liabilities(2)	9	—	9
Total derivative liabilities	$9	$—	$9
At December 31, 2013
ASSETS
Current Assets
Commodity	$6	$—	$6
Interest rate	34	—	34
Total current derivative assets(1)	40	—	40
Total derivative assets	$40	$—	$40
LIABILITIES
Current Liabilities
Commodity	$25	$—	$25
Total current derivative liabilities(3)	25	—	25
Total derivative liabilities	$25	$—	$25

(1)	Current derivative assets are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income
(millions)
Year Ended December 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$2
Purchased gas		(14)
Total commodity	$12	$(12)
Interest rate(2)	(62)	(1)
Total	$(50)	$(13)
Year Ended December 31, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(2)
Purchased gas		(14)
Total commodity	$(2)	$(16)
Interest rate(2)	68	—
Total	$66	$(16)
Year Ended December 31, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(15)
Purchased gas		(18)
Total commodity	$64	$(33)
Interest rate(2)	(41)	—
Total	$23	$(33)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in interest and related charges.

NOTE 8. EARNINGS PER SHARE

The following table presents the calculation of Dominion’s basic and diluted EPS:

	2014	2013	2012
(millions, except EPS)
Net income attributable to Dominion	$1,310	$1,697	$302
Average shares of common stock outstanding-Basic	582.7	578.7	572.9
Net effect of dilutive securities(1)	1.8	0.8	1.0
Average shares of common stock outstanding-Diluted	584.5	579.5	573.9
Earnings Per Common Share-Basic	$2.25	$2.93	$0.53
Earnings Per Common Share-Diluted	$2.24	$2.93	$0.53

(1)	Dilutive securities consist primarily of contingently convertible senior notes and the 2013 Equity Units for 2014 and contingently convertible senior notes for 2013 and 2012. Dominion redeemed all of its contingently convertible senior notes in 2014. See Note 17 for more information.

The 2014 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the year ended December 31, 2014, as the dilutive stock price threshold was not met. The 2013 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the year ended December 31, 2013. See Note 17 for more information. There were no potentially dilutive securities excluded from the calculation of diluted EPS for the year ended December 31, 2012.

Combined Notes to Consolidated Financial Statements, Continued

NOTE 9. INVESTMENTS

DOMINION

Equity and Debt Securities

RABBI TRUST SECURITIES

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $110 million and $107 million at December 31, 2014 and 2013, respectively. Cost-method investments held in Dominion’s rabbi trusts totaled $6 million and $10 million at December 31, 2014 and 2013, respectively.

DECOMMISSIONING TRUST SECURITIES

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
2014
Marketable equity securities:
U.S. large cap	$1,273	$1,353	$—		$2,626
Marketable debt securities:
Corporate debt instruments	424	19	(2)		441
U.S. Treasury securities and agency debentures	597	13	(4)		606
State and municipal	332	23	—		355
Other	66	—	—		66
Cost method investments	86	—	—		86
Cash equivalents and other(2)	16	—	—		16
Total	$2,794	$1,408	$(6	)(3)	$4,196
2013
Marketable equity securities:
U.S.:
Large Cap	$1,183	$1,194	$—		$2,377
Other	49	23	—		72
Marketable debt securities:
Corporate debt instruments	332	16	(3)		345
U.S. Treasury securities and agency debentures	589	8	(10)		587
State and municipal	297	11	(5)		303
Other	3	—	—		3
Cost method investments	106	—	—		106
Cash equivalents and other(2)	110	—	—		110
Total	$2,669	$1,252	$(18	)(3)	$3,903

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(2)	Includes pending sales of securities of $3 million and $11 million at December 31, 2014 and 2013, respectively.
(3)	The fair value of securities in an unrealized loss position was $379 million and $604 million at December 31, 2014 and 2013, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at December 31, 2014 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$169
Due after one year through five years	390
Due after five years through ten years	426
Due after ten years	483
Total	$1,468

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds:

Year Ended December 31,	2014	2013	2012
(millions)
Proceeds from sales	$1,235	$1,476	$1,356
Realized gains(1)	171	157	98
Realized losses(1)	30	33	33

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

Dominion recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

Year Ended December 31,	2014	2013	2012
(millions)
Total other-than-temporary impairment losses(1)	$21	$31	$26
Losses recorded to nuclear decommissioning trust regulatory liability	(5)	(13)	(10)
Losses recognized in other comprehensive income (before taxes)	(3)	(10)	(2)
Net impairment losses recognized in earnings	$13	$8	$14

(1)	Amounts include other-than-temporary impairment losses for debt securities of $3 million, $18 million and $4 million at December 31, 2014, 2013 and 2012, respectively.

VIRGINIA POWER

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
2014
Marketable equity securities:
U.S. large cap	$563	$594	$—		$1,157
Marketable debt securities:
Corporate debt instruments	242	9	(1)		250
U.S. Treasury securities and agency debentures	197	3	(2)		198
State and municipal	197	13	—		210
Other	23	—	—		23
Cost method investments	86	—	—		86
Cash equivalents and other(2)	6	—	—		6
Total	$1,314	$619	$(3	)(3)	$1,930
2013
Marketable equity securities:
U.S.:
Large Cap	$506	$514	$—		$1,020
Other	25	11	—		36
Marketable debt securities:
Corporate debt instruments	185	8	(2)		191
U.S. Treasury securities and agency debentures	214	1	(3)		212
State and municipal	163	4	(4)		163
Cost method investments	106	—	—		106
Cash equivalents and other(2)	37	—	—		37
Total	$1,236	$538	$(9	)(3)	$1,765

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(2)	Includes pending sales of securities of $6 million at December 31, 2014 and 2013.
(3)	The fair value of securities in an unrealized loss position was $170 million and $299 million at December 31, 2014 and 2013, respectively.

The fair value of Virginia Power’s marketable debt securities at December 31, 2014, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$40
Due after one year through five years	180
Due after five years through ten years	242
Due after ten years	219
Total	$681

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

Year Ended December 31,	2014	2013	2012
(millions)
Proceeds from sales	$549	$572	$626
Realized gains(1)	73	52	42
Realized losses(1)	12	14	11

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

Virginia Power recorded other-than-temporary impairment losses on investments as follows:

Year Ended December 31,	2014	2013	2012
(millions)
Total other-than-temporary impairment losses(1)	$8	$15	$11
Losses recorded to nuclear decommissioning trust regulatory liability	(4)	(13)	(10)
Losses recorded in other comprehensive income (before taxes)	(2)	(1)	—
Net impairment losses recognized in earnings	$2	$1	$1

(1)	Amounts include other-than-temporary impairment losses for debt securities of $2 million, $9 million and $2 million at December 31, 2014, 2013 and 2012, respectively.

EQUITY METHOD INVESTMENTS

Dominion and Dominion Gas

Investments that Dominion and Dominion Gas account for under the equity method of accounting are as follows:

Company	Ownership%	Investment Balance		Description
As of December 31,		2014	2013
(millions)
Dominion
Blue Racer Midstream, LLC	50%	$671	$510	Midstream gas and related services
Fowler I Holdings LLC	50%	134	149	Wind-powered merchant generation facility
NedPower Mount Storm LLC	50%	128	131	Wind-powered merchant generation facility
Iroquois Gas Transmission System, LP	24.72%	107	105	Gas transmission system
Other(1)	various	41	21
Total		$1,081	$916
Dominion Gas
Iroquois Gas Transmission System, LP	24.72%	$107	$105	Gas transmission system
Total		$107	$105

(1)	Dominion has a $50 million commitment to invest in clean power and technology businesses through 2018. Includes Dominion’s investment in Atlantic Coast Pipeline. See Note 15 for more information.

Combined Notes to Consolidated Financial Statements, Continued

Dominion’s equity earnings on its investments totaled $46 million, $14 million and $25 million in 2014, 2013 and 2012, respectively. Dominion received distributions from these investments of $60 million, $33 million and $58 million in 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, the carrying amount of Dominion’s investments exceeded its share of underlying equity in net assets by approximately $126 million and $36 million, respectively. $87 million of the differences relate to basis differences from Dominion’s investments in Blue Racer and wind projects, which are being amortized over the useful lives of the underlying assets. The remaining $39 million of differences reflect equity method goodwill and are not being amortized.

Dominion Gas’ equity earnings on its investment totaled $21 million, $22 million and $23 million in 2014, 2013 and 2012, respectively. Dominion Gas received distributions from its investment of $20 million, $19 million and $25 million in 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, the carrying amount of Dominion Gas’ investment exceeded its share of underlying equity in net assets by approximately $8 million. The differences reflect equity method goodwill and are not being amortized.

Equity earnings are recorded in other income in Dominion’s and Dominion Gas’ Consolidated Statements of Income.

BLUE RACER

In December 2012, Dominion formed a joint venture with Caiman to provide midstream services to natural gas producers operating in the Utica Shale region in Ohio and portions of Pennsylvania. Blue Racer is an equal partnership between Dominion and Caiman, with Dominion contributing midstream assets and Caiman contributing private equity capital.

In December 2012, East Ohio sold two pipeline systems to an affiliate who then contributed those systems to Blue Racer. East Ohio received consideration of $248 million, consisting of $61 million in cash proceeds and the extinguishment of affiliated long term debt of $187 million. The transaction resulted in a gain of approximately $176 million ($110 million after-tax) that is recognized in other operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. Dominion recorded a 50% interest in Blue Racer and cash proceeds of $115 million for the contribution of the assets to the joint venture. Dominion recognized a gain of $72 million ($43 million after-tax), net of transaction fees of $9 million, which is recorded in other operations and maintenance expense in Dominion’s Consolidated Statements of Income.

In March 2013, DTI sold Line TL-404 to an affiliate, that subsequently sold line TL-404 to Blue Racer for cash proceeds of approximately $47 million. The sale resulted in a gain of approximately $25 million ($14 million after-tax) net of a $2 million write-off of goodwill, and is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statements of Income.

Phase 1 of Natrium was completed in the second quarter of 2013 and was contributed by Dominion to Blue Racer in the third quarter of 2013, resulting in an increased equity method investment in Blue Racer of $473 million. Also in the third quarter of 2013, DTI sold Line TPL-2A to an affiliate, that subsequently sold Line TPL-2A to Blue Racer, and sold Line TL-388 to Blue Racer and received approximately $78 million in cash proceeds. The sales resulted in an approximately $74 million ($41 million after-tax) gain which is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statements of Income.

In the fourth quarter of 2013, DTI sold the Western System to an affiliate, that subsequently sold the Western System to Blue Racer for cash proceeds of approximately $30 million. The sale resulted in a gain of approximately $3 million ($2 million after-tax) for DTI and $4 million ($2 million after-tax) for Dominion and is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statement of Income.

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

Dominion

ATLANTIC COAST PIPELINE

In September 2014, Dominion, along with Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc., announced the formation of Atlantic Coast Pipeline. The members, which are subsidiaries of the above-referenced parent companies, hold the following membership interests: Dominion, 45%; Duke Energy Corporation, 40%; Piedmont Natural Gas Company, Inc., 10%; and AGL Resources Inc., 5%. Atlantic Coast Pipeline is focused on constructing an approximately 550-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. Subsidiaries and affiliates of all four members plan to be customers of the pipeline under 20-year contracts, pending regulatory approvals. PSNC Energy also plans to be a customer of the pipeline under a 20-year contract, pending regulatory approvals. Atlantic Coast Pipeline is considered an equity method investment as Dominion has the ability to exercise significant influence, but not control, over the investee. See Note 15 for more information.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

At December 31,	2014	2013
(millions)
Dominion
Utility:
Generation	$15,193	$14,018
Transmission	9,897	8,686
Distribution	12,354	11,714
Storage	2,350	2,190
Nuclear fuel	1,411	1,375
Gas gathering and processing	791	787
General and other	845	812
Other-including plant under construction	3,633	3,261
Total utility	46,474	42,843
Nonutility:
Merchant generation-nuclear	1,267	1,153
Merchant generation-other	2,023	1,328
Nuclear fuel	860	770
Other-including plant under construction	782	875
Total nonutility	4,932	4,126
Total property, plant and equipment	$51,406	$46,969

Virginia Power
Utility:
Generation	$15,193	$14,018
Transmission	5,884	4,959
Distribution	9,526	9,103
Nuclear fuel	1,411	1,375
General and other	697	668
Other-including plant under construction	2,464	2,719
Total utility	35,175	32,842
Nonutility-other	5	6
Total property, plant and equipment	$35,180	$32,848

Dominion Gas
Utility:
Transmission	$3,690	$3,407
Distribution	2,530	2,333
Storage	1,466	1,314
Gas gathering and processing	786	783
General and other	111	103
Plant under construction	179	175
Total utility	8,762	8,115
Nonutility:
E&P properties being amortized and other	140	125
Total nonutility	140	125
Total property, plant and equipment	$8,902	$8,240

There were no significant E&P properties under development, as defined by the SEC, excluded from Dominion Gas’ amortization at December 31, 2014. As gas and oil reserves are proved through drilling or as properties are deemed to be impaired, excluded costs and any related reserves are transferred on an ongoing, well-by-well basis into the amortization calculation.

Jointly-Owned Power Stations

Dominion’s and Virginia Power’s proportionate share of jointly-owned power stations at December 31, 2014 is as follows:

	Bath County Pumped Storage Station(1)	North Anna Units 1 and 2(1)	Clover Power Station(1)	Millstone Unit 3(2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%
Plant in service	$1,039	$2,426	$573	$1,104
Accumulated depreciation	(542)	(1,137)	(206)	(290)
Nuclear fuel	—	627	—	480
Accumulated amortization of nuclear fuel	—	(486)	—	(342)
Plant under construction	11	114	11	71

(1)	Units jointly owned by Virginia Power.
(2)	Unit jointly owned by Dominion.

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

Assignments of Marcellus Acreage

In December 2013, DTI closed on agreements with two natural gas producers to convey over time approximately 100,000 acres of Marcellus Shale development rights underneath several of its natural gas storage fields. The agreements provide for payments to DTI, subject to customary adjustments, of approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In 2013, DTI received approximately $100 million in cash proceeds, resulting in an approximately $20 million ($12 million after-tax) gain, recorded to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. During the twelve months ended December 31, 2014, DTI received $16 million in additional cash proceeds resulting from post-closing adjustments. At December 31, 2014, deferred revenue totaled approximately $85 million, which is expected to be recognized over the remaining term of the agreement.

In November 2014, DTI closed an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provides for payments to DTI, subject to customary adjustments, of approximately $120 million over a period of four years, and an overriding royalty interest in gas produced from the acreage. In November 2014, DTI closed on the agreement and received proceeds of approximately $60 million associated with an initial conveyance of approximately 12,000 acres, resulting in an approximately $60 million ($36 million after-tax) gain, recorded to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

In November 2014, DTI signed an agreement with a natural gas producer to convey approximately 11,000 acres of Marcellus

Combined Notes to Consolidated Financial Statements, Continued

Shale development rights underneath one of its natural gas storage fields. The agreement provides for a payment to DTI, subject to customary adjustments, of approximately $27 million, and an overriding royalty interest in gas produced from the acreage. DTI expects to close on the agreement in March 2015.

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in Dominion’s and Dominion Gas’ carrying amount and segment allocation of goodwill are presented below:

	Dominion Generation		Dominion Energy		DVP	Corporate and Other(1)	Total
(millions)
Dominion
Balance at December 31, 2012(2)	$1,503		$701		$926	$—	$3,130
Asset disposition adjustment	(19	)(3)	(25	)(4)	—	—	(44)
Balance at December 31, 2013(2)	$1,484		$676		$926	$—	$3,086
Asset disposition adjustment	(32	)(3)	(10	)(4)	—	—	(42)
Balance at December 31, 2014(2)	$1,452		$666		$926	$—	$3,044
Dominion Gas
Balance at December 31, 2012(2)	$—		$552		$—	$—	$552
Asset disposition adjustment	—		(7	)(4)	—	—	(7)
Balance at December 31, 2013(2)	$—		$545		$—	$—	$545
Asset disposition adjustment	—		(3	)(4)	—	—	(3)
Balance at December 31, 2014(2)	$—		$542		$—	$—	$542

(1)	Goodwill recorded at the Corporate and Other segment is allocated to the primary operating segments for goodwill impairment testing purposes.
(2)	Goodwill amounts do not contain any accumulated impairment losses.
(3)	See Note 3 for a discussion of Dominion’s dispositions and related goodwill write-offs.
(4)	Related to assets sold or contributed to an affiliate or Blue Racer.

Other Intangible Assets

The Companies’ other intangible assets are subject to amortization over their estimated useful lives. Dominion’s amortization expense for intangible assets was $71 million, $72 million and $82 million for 2014, 2013 and 2012, respectively. In 2014, Dominion acquired $115 million of intangible assets, primarily representing software, with an estimated weighted-average amortization period of approximately 15 years. Amortization expense for Virginia Power’s intangible assets was $24 million for 2014 and $22 million each year for 2013 and 2012. In 2014, Virginia Power acquired $45 million of intangible assets, primarily representing software, with an estimated weighted-average amortization period of 14 years. Dominion Gas’ amortization expense for intangible assets was $17 million, $16 million and $15 million for 2014, 2013 and 2012, respectively. In 2014, Dominion Gas acquired $8 million of intangible assets, primarily representing software, with an estimated weighted-average amortization period of approximately 7 years. The components of intangible assets are as follows:

At December 31,	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Dominion
Software, licenses and other	$877	$312	$867	$308
Emissions allowances	10	5	3	2
Total	$887	$317	$870	$310

Virginia Power
Software, licenses and other	$286	$81	$271	$78
Total	$286	$81	$271	$78

Dominion Gas
Software, licenses and other	$192	$113	$180	$98
Total	$192	$113	$180	$98

Annual amortization expense for these intangible assets is estimated to be as follows:

	2015	2016	2017	2018	2019
(millions)
Dominion	$72	$67	$58	$45	$36

Virginia Power	$21	$18	$15	$12	$8

Dominion Gas	$17	$16	$13	$11	$11

NOTE 12. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

At December 31,	2014	2013
(millions)
Dominion
Regulatory assets:
Deferred rate adjustment clause costs(1)	$124	$89
Deferred cost of fuel used in electric generation(2)	79	—
Deferred nuclear refueling outage costs(3)	44	—
Unrecovered gas costs(4)	36	50
Other	64	78
Regulatory assets-current	347	217
Unrecognized pension and other postretirement benefit costs(5)	1,050	706
Deferred rate adjustment clause costs(1)	250	287
Income taxes recoverable through future rates(6)	133	155
Derivatives(7)	101	16
Other	108	64
Regulatory assets-non-current	1,642	1,228
Total regulatory assets	$1,989	$1,445
Regulatory liabilities:
PIPP(8)	$71	$76
Other	99	52
Regulatory liabilities-current(9)	170	128
Provision for future cost of removal and AROs(10)	1,072	1,028
Nuclear decommissioning trust(11)	815	693
Deferred cost of fuel used in electric generation(2)	6	90
Other	98	190
Regulatory liabilities-non-current	1,991	2,001
Total regulatory liabilities	$2,161	$2,129
Virginia Power
Regulatory assets:
Deferred rate adjustment clause costs(1)	$117	$62
Deferred cost of fuel used in electric generation(2)	79	—
Deferred nuclear refueling outage costs(3)	44	—
Other	58	66
Regulatory assets-current	298	128
Deferred rate adjustment clause costs(1)	179	227
Derivatives(7)	101	16
Income taxes recoverable through future rates(6)	100	124
Other	59	50
Regulatory assets-non-current	439	417
Total regulatory assets	$737	$545
Regulatory liabilities:
Other	$90	$41
Regulatory liabilities-current	90	41
Provision for future cost of removal(10)	852	807
Nuclear decommissioning trust(11)	815	693
Deferred cost of fuel used in electric generation(2)	6	90
Other	10	7
Regulatory liabilities-non-current	1,683	1,597
Total regulatory liabilities	$1,773	$1,638
Dominion Gas
Regulatory assets:
Unrecovered gas costs(4)	$29	$40
Deferred rate adjustment clause costs(1)	7	27
UEX Rider(12)	—	11
Other	2	1

At December 31,	2014	2013
(millions)
Regulatory assets-current	38	79
Unrecognized pension and other postretirement benefit costs(5)	242	194
Deferred rate adjustment clause costs(1)	71	59
Income taxes recoverable through future rates(6)	24	24
Other	42	8
Regulatory assets-non-current	379	285
Total regulatory assets	$417	$364
Regulatory liabilities:
PIPP(8)	$71	$76
Other	4	3
Regulatory liabilities-current	75	79
Provision for future cost of removal and AROs(10)	172	177
Unrecognized pension and other postretirement benefit costs(5)	—	18
Other	20	8
Regulatory liabilities-non-current	192	203
Total regulatory liabilities	$267	$282

(1)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Gas. See Note 13 for more information.
(2)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Dominion’s and Virginia Power’s generation operations. See Note 13 for more information. For 2014 and 2013, amount includes approximately $5 million related to DOE claims.
(3)	Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
(4)	Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(5)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s rate-regulated subsidiaries.
(6)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(7)	As discussed under Derivative Instruments in Note 2, for jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(8)	Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions. See Note 13 for more information.
(9)	Current regulatory liabilities are presented in other current liabilities in Dominion’s Consolidated Balance Sheets.
(10)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(11)	Reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(12)	Represents East Ohio’s deferrals for the UEX Rider which are recovered through rates which are filed annually. Most of East Ohio’s bad debt expense is recovered either through the UEX Rider or the PIPP Rider.

See Note 13 for more information.

At December 31, 2014, approximately $218 million of Dominion’s, $165 million of Virginia Power’s and $45 million of Dominion Gas’ regulatory assets represented past expenditures on which they do not currently earn a return. The majority of these expenditures are expected to be recovered within the next two years.

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

In March 2014, FERC issued an order excluding from Virginia Power’s transmission rates for wholesale transmission customers located outside Virginia the incremental costs of undergrounding certain transmission line projects. FERC found it is not just and reasonable for non-Virginia wholesale transmission customers to be allocated the incremental costs of undergrounding the facilities because the projects are a direct result of Virginia legislation and Virginia Commission pilot programs intended to benefit the citizens of Virginia. The order is retroactively effective as of March 2010 and will cause the reallocation of the costs charged to wholesale transmission customers with loads outside Virginia to wholesale transmission customers with loads in Virginia. FERC determined that there was not sufficient evidence on the record to determine the magnitude of the underground increment and ordered a hearing to determine the appropriate amount of undergrounding cost to be allocated to each wholesale transmission customer in Virginia. While Virginia Power cannot predict the outcome of the hearing, it is not expected to have a material effect on results of operations.

Other Regulatory Matters

ELECTRIC REGULATION IN VIRGINIA

The Regulation Act enacted in 2007 instituted a cost-of-service rate model, ending Virginia’s planned transition to retail competition for electric supply service to most classes of customers.

The Regulation Act authorizes stand-alone rate adjustment clauses for recovery of costs for new generation projects, FERC-approved transmission costs, environmental compliance, conservation and energy efficiency programs and renewable energy programs, and also contains statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission. As amended, it provides for enhanced returns on capital expenditures on specific newly-proposed generation projects.

If the Virginia Commission’s future rate decisions, including actions relating to Virginia Power’s rate adjustment clause filings, differ materially from Virginia Power’s expectations, it may adversely affect its results of operations, financial condition and cash flows.

2013 Biennial Review

Pursuant to the Regulation Act, in March 2013, Virginia Power submitted its base rate filings and accompanying schedules in support of the Virginia Commission’s 2013 biennial review of Virginia Power’s rates, terms and conditions, as well as of Virginia Power’s earnings for 2011 and 2012 test periods. The Virginia Power earnings test analysis reviewed by the Virginia Commission reflected an ROE of 10.30% on its generation and distribution services earnings for the combined test periods.

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

Virginia Fuel Expenses

In May 2014, Virginia Power submitted its annual fuel factor filing to the Virginia Commission to recover an estimated $1.9 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2014. Virginia Power also offered to defer recovery of 50% of its total estimated $268 million jurisdictional deferred fuel balance to the 2015-2016 fuel year, thereby recovering $134 million of its jurisdictional deferred fuel balance for the rate year beginning July 1, 2014. In September 2014, the Virginia Commission approved Virginia Power’s increased fuel rate, which was already in effect on an interim basis since July 1, 2014. The new rate includes approval of Virginia Power’s offer to defer recovery of 50% its jurisdictional deferred fuel balance and represents an annual fuel revenue increase of approximately $300 million.

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

•

The Virginia Commission previously approved Rider W in conjunction with Warren County. In February 2015, the Virginia Commission approved an approximately $135 million revenue requirement for the rate year beginning April 1, 2015.

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

•

Virginia legislation which provides for the recovery of costs to move certain electric distribution lines underground became effective in July 2014. In October 2014, Virginia Power filed for approval of Rider U, which proposes a revenue requirement of approximately $28 million during the initial rate year beginning September 1, 2015. This case is pending.

•

The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In June 2014, Virginia Power proposed an approximately $13 million revenue requirement for the rate year beginning April 1, 2015. This case is pending.

•

In January 2015, Virginia Power applied for a CPCN to construct and operate a new 20 MW utility-scale solar facility near its existing Remington Power Station in Fauquier County, Virginia. Virginia Power also applied for approval of

Combined Notes to Consolidated Financial Statements, Continued

Rider US-1 to recover the costs of the facility. The total cost of the Remington Solar Facility is approximately $47 million (excluding financing costs). This case is pending.

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

Electric Transmission Project

In November 2013, the Virginia Commission issued an order granting Virginia Power a CPCN to construct approximately 7 miles of new overhead 500 kV transmission line from the existing Surry Switching Station in Surry County to a new Skiffes Creek Switching Station in James City County, and approximately 20 miles of new 230 kV transmission line in James City County, York County, and the City of Newport News from the proposed new Skiffes Creek Switching Station to Virginia Power’s existing Whealton Substation in the City of Hampton. In February 2014, the Virginia Commission granted reconsideration requested by Virginia Power and issued an Order Amending Certificate. Several appeals were filed with the Supreme Court of Virginia and oral arguments were heard in January 2015. The appeals are pending.

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

In June 2012, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded a 2010 NRC decision and related rulemaking that generically assessed the environmental impacts of spent fuel storage after expiration of a reactor’s license until a repository became available. In August 2012, the NRC partially granted a petition filed by BREDL and other petitioners in a number of ongoing licensing proceedings, including the North Anna COL proceedings, to withhold issuance of licenses until completion of action on the remand, and held proposed contentions accompanying the petition in abeyance. In August 2014, the NRC approved a new final rule codifying the NRC’s further generic assessment of environmental impacts of continued storage of spent fuel and lifted the suspension of final licensing decisions in pending cases and dismissed pending contentions on the subject, including the proposed contention filed by BREDL.

In September 2014, BREDL filed a new petition with the NRC again seeking suspension of final decision making in the COL proceeding, along with motions to reopen and file a new contention. The new filings assert that the NRC must make a safety finding on the feasibility and capacity of geologic disposal of spent fuel as a prerequisite to issuance of a license. The filings alleged that because these safety findings are no longer made as part of the NRC’s new continued storage rule, such findings must now be made in individual licensing proceedings. In January 2015, BREDL filed another petition in the COL proceeding asking the NRC to order supplementation of the final environmental impact statement for North Anna 3 to incorporate the NRC’s generic assessment of the impacts of continued spent fuel storage, so that BREDL could then challenge that assessment. BREDL’s September 2014 filings and January 2015 petition are substantially the same as filings made by various other intervenor groups in other licensing proceedings pending before the NRC. Resolution of these filings is not expected to affect the schedule for issuance of the COL.

North Anna and Offshore Wind Legislation

In April 2014, legislation was enacted in Virginia that permits Virginia Power to recover 70% of the costs previously deferred or capitalized related to the development of a third nuclear unit located at North Anna and offshore wind facilities through December 31, 2013 as part of the 2013 and 2014 base rates. Virginia Power had deferred or capitalized costs totaling approximately $577 million for these projects as of December 31, 2013, substantially all of which relate to North Anna. For the 70% portion of these previously deferred or capitalized costs allocable to customers in Virginia, Virginia Power recognized such amounts that are now recoverable in 2013 and 2014 base rates as charges against net income beginning in the second quarter of 2014 and for the remainder of the year. During 2014, Virginia Power recognized $374 million ($248 million after-tax) in charges against income representing the cumulative recovery of costs from January 2013 through December 2014, which are primarily included in other operations and maintenance expense in the Consolidated Statements of Income. The remaining deferred or capitalized costs, as well as costs incurred after December 31, 2013, continue to be eligible for inclusion in a future rate adjustment clause.

Regulation Act Legislation

In February 2015, the Virginia Governor signed legislation into law which will keep Virginia Power’s base rates unchanged until at least December 1, 2022. In addition, no biennial reviews will be conducted by the Virginia Commission for the five successive 12-month test periods beginning January 1, 2015, and ending December 31, 2019. Virginia Power is scheduled to file its next biennial review, covering 2013 and 2014, in March 2015. The legislation allows this review to proceed for the sole purpose of determining whether any refunds are due to customers based on earnings performance during the 2013 and 2014 test periods. In addition the legislation requires the Virginia Commission to conduct proceedings in 2017 and 2019 to determine the utility’s ROE for use in connection with rate adjustment clauses and requires utilities to file integrated resource plans annually rather than biennially. The legislation requires Virginia Power to write-off $85 million of prior-period deferred fuel costs during the first quarter of 2015. In addition, the legislation requires the Virginia Commission to implement a fuel rate reduction for Virginia Power as soon as practicable based on this non-recovery as well as any over-recovery for the 2014-2015 fuel year and projected fuel expense for the 2015-2016 fuel year. The legislation also deems the construction or purchase of one or more utility-scale solar facilities located in Virginia up to 500 MW in total to be in the public interest.

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

In December 2014, the North Carolina Commission issued an order approving an approximately $17 million increase to the fuel component of Virginia Power’s electric rates for the rate year beginning January 1, 2015. This increase includes the approval of Virginia Power’s mitigation proposal to defer recovering 50% of its estimated $17 million jurisdictional deferred fuel balance to the 2016 fuel year, without interest.

OHIO REGULATION

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In February 2014, East Ohio filed an application requesting approval to adjust the PIR cost recovery rates for 2013 costs. The filing reflects gross plant investment for 2013 of $164 million, cumulative gross plant investment of $674 million and an estimated revenue requirement of $89 million. This application was approved by the Ohio Commission in April 2014.

In February 2015, East Ohio filed an application to adjust the PIR cost recovery for 2014 costs. The filing reflects gross plant investment for 2014 of $155 million, cumulative gross plant investment of $829 million and a revenue requirement of $108 million. This case is pending.

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

In February 2015, East Ohio filed its application with the Ohio Commission to adjust its AMR cost recovery charge to recover costs for calendar year 2014 associated with AMR deployment, which was completed in 2012. The filing reflects a projected revenue requirement of approximately $8 million. This case is pending.

The AMR program approved by the Ohio Commission is now complete. Although no further capital investment will be added, East Ohio is approved to recover depreciation, property taxes, carrying charges and a return until East Ohio has another rate case.

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

House Bill 95

Ohio enacted utility reform legislation under House Bill 95, which became effective in September 2011. This law updates natural gas legislation by enabling gas companies to include more up-to-date cost levels when filing rate cases. It also allows gas companies to seek approval of capital expenditure plans under which gas companies can recognize carrying costs on associated capital investments placed in service and can defer the carrying costs plus depreciation and property tax expenses for recovery from ratepayers in the future. In July 2014, the Ohio Commission approved East Ohio’s application requesting authority to

Combined Notes to Consolidated Financial Statements, Continued

implement a capital expenditure program for 2014 capital expenditures totaling $110 million.

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

NOTE 14. ASSET RETIREMENT OBLIGATIONS

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of the Companies’ long-lived assets. Dominion’s and Virginia Power’s AROs are primarily associated with the decommissioning of their nuclear generation facilities and also include those for the future abatement of asbestos expected to be disturbed in their generation facilities. Dominion Gas’ AROs primarily include plugging and abandonment of gas and oil wells and the interim retirement of natural gas gathering, transmission, distribution and storage pipeline components.

The Companies have also identified, but not recognized, AROs related to retirement of Dominion’s LNG facility, Dominion Gas’ gas storage wells in its underground natural gas storage network, certain Virginia Power electric transmission and distribution assets located on property with easements, rights of way, franchises and lease agreements, Virginia Power’s hydroelectric generation facilities and the abatement of certain asbestos not expected to be disturbed in Dominion’s and Virginia Power’s generation facilities. The Companies currently do not have sufficient information to estimate a reasonable range of expected retirement dates for any of these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance and they currently have no plans to retire any of these assets. As a result, a settlement date is not determinable for these assets and AROs for these assets will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. The Companies continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets. The changes to AROs during 2013 and 2014 were as follows:

Amount
(millions)
Dominion
AROs at December 31, 2012(1)	$1,705
Obligations incurred during the period	13
Obligations settled during the period	(68)
Revisions in estimated cash flows(2)	(129)
Accretion	86
Other	(29)
AROs at December 31, 2013(1)	$1,578
Obligations incurred during the period	40
Obligations settled during the period	(82)
Revisions in estimated cash flows(3)	102
Accretion	81
Other	(5)
AROs at December 31, 2014(1)	$1,714
Virginia Power
AROs at December 31, 2012	$705
Obligations incurred during the period	2
Obligations settled during the period	(2)
Revisions in estimated cash flows(2)	(52)
Accretion	38
Other	(2)
AROs at December 31, 2013	$689
Obligations incurred during the period	28
Obligations settled during the period	(1)
Revisions in estimated cash flows(3)	108
Accretion	37
Other	(6)
AROs at December 31, 2014(4)	$855
Dominion Gas
AROs at December 31, 2012	$133
Obligations incurred during the period	8
Obligations settled during the period	(13)
Accretion	8
Other	1
AROs at December 31, 2013(5)(6)	$137
Obligations incurred during the period	2
Obligations settled during the period	(8)
Accretion	8
Other	8
AROs at December 31, 2014(5)(6)	$147

(1)	Includes $64 million, $94 million and $81 million reported in other current liabilities at December 31, 2012, 2013, and 2014, respectively.
(2)	Primarily reflects lower anticipated nuclear decommissioning costs.
(3)	Relates primarily to a shift of the delayed planned date on which the DOE is expected to begin accepting spent nuclear fuel.
(4)	Includes $7 million reported in other current liabilities at December 31, 2014.
(5)	Includes $2 million and $7 million reported in other current liabilities at December 31, 2013 and 2014, respectively.
(6)	Includes $135 million and $140 million reported in other deferred credits and other liabilities, with the remainder recorded in other current liabilities, at December 31, 2013 and 2014, respectively.

Dominion and Virginia Power have established trusts dedicated to funding the future decommissioning of their nuclear plants. At December 31, 2014 and 2013, the aggregate fair value of Dominion’s trusts, consisting primarily of equity and debt securities, totaled $4.2 billion and $3.9 billion, respectively. At

December 31, 2014 and 2013, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $1.9 billion and $1.8 billion, respectively.

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

Dominion

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

Dominion has an initial 45% membership interest in Atlantic Coast Pipeline. See Note 9 for more details regarding the nature of this entity. Dominion concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion has concluded that it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared among multiple unrelated parties. Dominion is obligated to provide capital contributions based on its ownership percentage. Dominion’s maximum exposure to loss is limited to its current and future investment.

Dominion Gas

DTI has been engaged to oversee the construction of, and to subsequently operate and maintain, the projects undertaken by Atlantic Coast Pipeline based on the overall direction and oversight of Atlantic Coast Pipeline’s members. An affiliate of DTI holds a membership interest in Atlantic Coast Pipeline, therefore DTI is considered to have a variable interest in Atlantic Coast Pipeline. The members of Atlantic Coast Pipeline hold the power to direct the construction, operations and maintenance activities of the entity. DTI has concluded it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance. DTI has no obligation to absorb any losses of the VIE. See Note 24 for information about associated related party receivable balances.

Virginia Power

Virginia Power has long-term power and capacity contracts with five non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $639 million as of December 31, 2014. Virginia Power paid $223 million, $217 million, and $214 million for electric capacity and $138 million, $98 million, and $83 million for electric energy to these entities for the years ended December 31, 2014, 2013 and 2012, respectively.

Virginia Power and Dominion Gas

Virginia Power and Dominion Gas purchased shared services from DRS, an affiliated VIE, of approximately $335 million and $106 million, $331 million and $115 million, and $328 million and $107 million for the years ended December 31, 2014, 2013 and 2012, respectively. Virginia Power and Dominion Gas determined that each is not the most closely associated entity with DRS and therefore neither is the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power and Dominion Gas. Virginia Power and Dominion Gas have no obligation to absorb more than their allocated shares of DRS costs.

NOTE 16. SHORT-TERM DEBT AND CREDIT AGREEMENTS

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

Combined Notes to Consolidated Financial Statements, Continued

Dominion

Commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2014
Joint revolving credit facility(1)	$4,000	$2,664		$—	$1,336
Joint revolving credit facility(2)	500	111		48	341
Total	$4,500	$2,775	(3)	$48	$1,677
At December 31, 2013
Joint revolving credit facility(1)	$3,000	$1,927		$—	$1,073
Joint revolving credit facility(2)	500	—		11	489
Total	$3,500	$1,927	(3)	$11	$1,562

(1)	In May 2014, this credit facility was amended and restated. The facility limit was increased from $3 billion to $4 billion and the maturity date was extended from September 2018 to April 2019. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	In May 2014, this credit facility was amended and restated and the maturity date was extended from September 2018 to April 2019. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by Dominion’s credit facilities were 0.38% and 0.33% at December 31, 2014 and 2013, respectively.

Virginia Power

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion and Dominion Gas. These credit facilities are being used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion and Dominion Gas were as follows:

	Facility Sub-limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
At December 31, 2014
Joint revolving credit facility(1)	$1,250	$1,250		$—	$—
Joint revolving credit facility(2)	250	111		—	139
Total	$1,500	$1,361	(3)	$—	$139
At December 31, 2013
Joint revolving credit facility(1)	$1,000	$842		$—	$158
Joint revolving credit facility(2)	250	—		1	249
Total	$1,250	$842	(3)	$1	$407

(1)	In May 2014, this credit facility was amended and restated and the maturity date was extended from September 2018 to April 2019. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year. In July 2014, Virginia Power increased its sub-limit from $1.0 billion to $1.25 billion. In January 2015, Virginia Power increased its sub-limit on this facility from $1.25 billion to $1.5 billion.
(2)	In May 2014, this credit facility was amended and restated and the maturity date was extended from September 2018 to April 2019. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by these credit facilities were 0.36% and 0.33% at December 31, 2014 and 2013, respectively.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility. In May 2014, this credit facility was amended and restated and the maturity date was extended from September 2018 to April 2019. As of December 31, 2014, this facility supports approximately $119 million of certain variable rate tax-exempt financings of Virginia Power.

Dominion Gas

Dominion Gas’s short-term financing is supported by the two joint revolving credit facilities discussed above with Dominion and Virginia Power, to which Dominion Gas was added as a borrower in May 2014. Dominion Gas’ current sub-limit under the $4 billion credit facility is $500 million, all of which was available at December 31, 2014, and can be increased or decreased multiple times per year, up to a maximum of $1 billion. Dominion Gas’ current sub-limit under the $500 million credit facility is $0 and can also be increased or decreased multiple times per year. The maturity date for both facilities is April 2019. In December 2014, Dominion Gas entered into a commercial paper program pursuant to which it began accessing the commercial paper markets in January 2015. Dominion Gas’ current sub-limit under the $4 billion credit facility of $500 million is being used to support these commercial paper issuances.

NOTE 17. LONG-TERM DEBT

At December 31,	2014 Weighted- average Coupon(1)	2014	2013
(millions, except percentages)
Dominion Gas Holdings, LLC:
Unsecured Senior Notes:
1.05% and 2.5%, due 2016 and 2019	1.82%	$850	$400
3.55% to 4.8%, due 2023 to 2044	4.15%	1,750	800
Dominion Gas Holdings, LLC total principal		$2,600	$1,200
Unamortized discount		(6)	(2)
Dominion Gas Holdings, LLC total long-term debt		$2,594	$1,198
Virginia Electric and Power Company:
Unsecured Senior Notes:
1.2% to 8.625%, due 2015 to 2019	5.06%	$2,471	$2,488
2.75% to 8.875%, due 2022 to 2044	5.07%	5,592	4,643
Tax-Exempt Financings(2):
Variable rates, due 2016 to 2041	0.93%	606	606
0.70% to 5.6%, due 2022 to 2040	2.86%	266	306
Virginia Electric and Power Company total principal		$8,935	$8,043
Securities due within one year	5.39%	(211)	(58)
Unamortized discount and premium, net		2	(11)
Virginia Electric and Power Company total long-term debt		$8,726	$7,974
Dominion Resources, Inc.:
Unsecured Senior Notes:
Variable rates, due 2014 and 2015	0.36%	$400	$400
1.25% to 8.875%, due 2014 to 2019	3.17%	3,150	4,391
2.75% to 7.0%, due 2021 to 2044(3)	4.93%	4,449	3,499
Unsecured Convertible Senior Notes, 2.125%, due 2023		—	43
Tax-Exempt Financing, variable rate, due 2041	1.10%	75	75
Unsecured Junior Subordinated Notes Payable to Affiliated Trust, 8.4%, due 2031	8.40%	10	10
Enhanced Junior Subordinated Notes:
5.75% to 8.375%, due 2054 to 2066	6.28%	985	985
Variable rate, due 2066	2.54%	380	380
Remarketable Subordinated Notes, 1.07% to 1.50%, due 2019 to 2021	1.30%	2,100	1,100
Unsecured Debentures and Senior Notes(4):
5.0% due 2014		—	600
6.8% and 6.875%, due 2026 and 2027	6.81%	89	89
Dominion Energy, Inc.:
Tax-Exempt Financing, 2.375%, due 2033	2.38%	27	27
Dominion Gas Holdings, LLC total principal (from above)		2,600	1,200
Virginia Electric and Power Company total principal (from above)		8,935	8,043
Dominion Resources, Inc. total principal		$23,200	$20,842
Fair value hedge valuation(5)		19	55
Securities due within one year(6)	3.30%	(1,375)	(1,519)
Unamortized discount and premium, net		(39)	(48)
Dominion Resources, Inc. total long-term debt		$21,805	$19,330

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2014.
(2)	These financings relate to certain pollution control equipment at Virginia Power’s generating facilities. Certain variable rate tax-exempt financings are supported by a $120 million credit facility that terminates in April 2019.
(3)	At the option of holders, $510 million of Dominion’s 5.25% senior notes due 2033 are subject to redemption at 100% of the principal amount plus accrued interest in August 2015. As a result, at December 31, 2014, the notes were included in Securities due within one year in the Consolidated Balance Sheets.
(4)	Represents debt assumed by Dominion from the merger of its former CNG subsidiary.
(5)	Represents the valuation of certain fair value hedges associated with Dominion’s fixed rate debt.
(6)	Includes $4 million fair value hedge valuation in 2014 and $14 million of fair value hedge valuation in 2013.

Combined Notes to Consolidated Financial Statements, Continued

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2014, were as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
(millions, except percentages)
Dominion Gas	$—	$400	$—	$—	$450	$1,750	$2,600
Weighted-average Coupon		1.05%			2.50%	4.15%
Virginia Power	$211	$476	$679	$850	$350	$6,369	$8,935
Weighted-average Coupon	5.39%	5.24%	5.43%	4.17%	5.00%	4.64%

Dominion
Unsecured Senior Notes(1)	$861	$1,308	$1,354	$1,350	$2,000	$11,878	$18,751
Tax-Exempt Financings	—	19	75	—	—	880	974
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts	—	—	—	—	—	10	10
Enhanced Junior Subordinated Notes	—	—	—	—	—	1,365	1,365
Remarketable Subordinated Notes	—	—	—	—	550	1,550	2,100
Total	$861	$1,327	$1,429	$1,350	$2,550	$15,683	$23,200
Weighted-average Coupon	2.14%	2.86%	3.27%	4.99%	3.09%	4.39%

(1)	At the option of holders, $510 million of Dominion’s 5.25% senior notes due 2033 are subject to redemption at 100% of the principal amount plus accrued interest in August 2015. As a result, at December 31, 2014, the notes were included in Securities due within one year in the Consolidated Balance Sheets.

The Companies short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of December 31, 2014, there were no events of default under these covenants.

Senior Note Redemptions

As part of Dominion’s Liability Management Exercise, in December 2014, Dominion redeemed the following outstanding series of senior notes: 2005 Series C 5.15% Senior Notes due 2015, 2004 Series A 5.20% Senior Notes due 2016, 2006 Series A 5.60% Senior Notes due 2016, 2007 Series A 6.0% Senior Notes due 2017, and 2008 Series D 8.875% Senior Notes due 2019 with an aggregate outstanding principal of approximately $1.9 billion. The aggregate redemption price paid in December 2014 was approximately $2.2 billion and represents the principal amount outstanding, accrued and unpaid interest and the applicable make-whole premium of $263 million. Total charges for the Liability Management Exercise of $284 million, including the make-whole premium, were recognized and recorded in interest expense in Dominion’s Consolidated Statements of Income. Proceeds from Dominion’s issuance of senior notes in November 2014 were used to offset the payment of the redemption price. Also see Convertible Securities called for redemption below.

Convertible Securities

As part of Dominion’s Liability Management Exercise, in November 2014, Dominion provided notice to redeem all $22 million of outstanding contingent convertible senior notes. The senior notes were eligible for conversion during any calendar quarter when the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter, when the notes were called for redemption by Dominion and upon the occurrence of certain other conditions. During 2014, the senior notes were eligible for conversion. During the first, second and third quarters of 2014, approximately $21 million of the notes were converted by holders into $23 million of common stock. In lieu of redemption, holders elected to convert the remaining $22 million of notes in December 2014 into $26 million of common stock. Proceeds from Dominion’s issuance of senior notes in November 2014 were used to offset the portion of the conversions paid in cash. At December 31, 2014, all of the senior notes have been converted and none remain outstanding.

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

Interest charges related to Dominion’s junior subordinated notes payable to affiliated trusts were $1 million for the years ended December 31, 2014 and 2013 and $21 million for the year ended December 31, 2012.

Enhanced Junior Subordinated Notes

In June 2006 and September 2006, Dominion issued $300 million of June 2006 hybrids and $500 million of September 2006 hybrids, respectively. The June 2006 hybrids bear interest at 7.5% per year until June 30, 2016. Thereafter, they will bear interest at the three-month LIBOR plus 2.825%, reset quarterly. The September 2006 hybrids bear interest at the three-month LIBOR plus 2.3%, reset quarterly.

In June 2009, Dominion issued $685 million of 8.375% June 2009 hybrids. The June 2009 hybrids were listed on the NYSE under the symbol DRU.

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

Dominion executed RCCs in connection with its issuance of the June 2006 hybrids, the September 2006 hybrids, and the June 2009 hybrids. Under the terms of the RCCs, Dominion covenants to and for the benefit of designated covered debtholders, as may be designated from time to time, that Dominion shall not redeem, repurchase, or defease all or any part of the hybrids, and shall not cause its majority owned subsidiaries to purchase all or any part of the hybrids, on or before their applicable RCC termination date, unless, subject to certain limitations, during the 180 days prior to such activity, Dominion has received a specified amount of proceeds as set forth in the RCCs from the sale of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than the applicable characteristics of the hybrids at that time, as more fully described in the RCCs. In September 2011, Dominion amended the RCCs of the June 2006 hybrids and September 2006 hybrids to expand the measurement period for consideration of proceeds from the sale of common stock issuances from 180 days to 365 days. In July 2014, Dominion amended the RCC of the June 2009 hybrids to expand the measurement period for consideration of proceeds from the sale of common stock or other equity-like issuances from 180 days to 365 days. The proceeds Dominion receives from the replacement offering, adjusted by a predetermined factor, must equal or exceed the redemption or repurchase price.

In 2012, Dominion launched a tender offer to purchase up to $150 million of September 2006 hybrids. Dominion purchased and canceled approximately $88 million of the September 2006 hybrids primarily as a result of this tender offer, which expired in

2012. As part of Dominion’s Liability Management Exercise, in October 2014, Dominion redeemed all $685 million of the June 2009 hybrids plus accrued interest with the net proceeds from the issuance of the October 2014 hybrids. The redemption and all purchases were conducted in compliance with the RCCs.

Remarketable Subordinated Notes

In June 2013, Dominion issued $550 million of 2013 Series A 6.125% Equity Units and $550 million of 2013 Series B 6% Equity Units, initially in the form of Corporate Units. In July 2014, Dominion issued $1 billion of 2014 Series A 6.375% Equity Units, initially in the form of Corporate Units. The Corporate Units are listed on the NYSE under the symbols DCUA, DCUB and DCUC, respectively.

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

Dominion has recorded the present value of the stock purchase contract payments as a liability offset by a charge to equity. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. In calculating diluted EPS, Dominion applies the treasury stock method to the Equity Units.

Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, Dominion will issue between 8.4 million and 9.9 million shares of its common stock in both April 2016 and July 2016 and between 11.5 million and 14.3 million shares in July 2017. A total of 40.3 million shares of Dominion’s common stock has been reserved for issuance in connection with the stock purchase contracts.

Selected information about Dominion’s Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long-term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability(1)	Stock Purchase Settlement Date	RSN Maturity Date
(millions, except interest rates)
6/7/2013	11	$533.5	$550.0	1.070%	5.055%	$76.7	4/1/2016	4/1/2021
6/7/2013	11	$553.5	$550.0	1.180%	4.820%	$79.3	7/1/2016	7/1/2019
7/1/2014	20	$982.0	$1,000.0	1.500%	4.875%	$142.8	7/1/2017	7/1/2020

(1)	Payments of $66 million and $17 million were made in 2014 and 2013, respectively. The stock purchase contract liability was $216 million and $139 million at December 31, 2014 and 2013, respectively.

Combined Notes to Consolidated Financial Statements, Continued

Dominion Gas Financing

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

NOTE 18. PREFERRED STOCK

Dominion is authorized to issue up to 20 million shares of preferred stock; however, none were issued and outstanding at December 31, 2014 or 2013.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference, and had 2.59 million preferred shares issued and outstanding at December 31, 2013.

During 2014, Virginia Power redeemed all outstanding series of its preferred stock. Upon redemption, each series was no longer outstanding for any purpose and dividends ceased to accumulate. Presented below is a summary of the preferred stock redemptions:

Dividend	Total Shares	Redemption Price per Share
	(thousands)
$5.00	107	$112.50	(1)
4.04	13	102.27	(1)
4.20	15	102.50	(1)
4.12	32	103.73	(1)
4.80	73	101.00	(1)
7.05	500	100.00	(1)
6.98	600	100.00	(1)
Flex Money Market Preferred 12/02, Series A	1,250	100.00	(2)
Total	2,590

(1)	As part of Dominion’s Liability Management Exercise, in September 2014, Virginia Power provided irrevocable notice to redeem all shares outstanding for each series of preferred stock. In October 2014, the stock was redeemed at the applicable price per share plus accumulated and unpaid dividends.
(2)	In February 2014, Virginia Power provided irrevocable notice to redeem the stock. In March 2014, the stock was redeemed at the applicable price per share plus accumulated and unpaid dividends at a rate reset in March 2011 of 6.12%. Dividends ceased accumulating on the stock upon payment of the redemption price, thus the rate was not reset in March 2014.

NOTE 19. EQUITY

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

During 2014, Dominion issued approximately 3.8 million shares of common stock through various programs. Dominion received cash proceeds of $205 million from the issuance of 2.9 million of such shares through Dominion Direct and employee savings plans.

In December 2014, Dominion filed an SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. Also in December 2014, Dominion entered into four separate sales agency agreements to effect sales under the program and pursuant to which it may offer from time to time up to $500 million aggregate amount of its common stock. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the NYSE at market prices or in such other transactions as are agreed upon by Dominion and the sales agents and in conformance with applicable securities laws. At December 31, 2014, a total of 7 million shares of Dominion’s common stock was reserved for issuance in connection with this program. In 2015, Dominion provided sales instructions to one of the sales agents and has issued 2.7 million shares through at-the-market issuances and received cash proceeds of $207 million, net of fees and commissions paid of $2 million. Following these issuances, Dominion has the ability to issue up to $291 million of stock under the 2014 sales agency agreements.

VIRGINIA POWER

In 2014, 2013 and 2012, Virginia Power did not issue any shares of its common stock to Dominion.

DOMINION GAS

On September 30, 2013, Dominion contributed its wholly-owned subsidiaries DTI, East Ohio and Dominion Iroquois to Dominion Gas in exchange for 100% of its limited liability company membership interests.

Shares Reserved for Issuance

At December 31, 2014, Dominion had approximately 56 million shares reserved and available for issuance for Dominion Direct®, employee stock awards, employee savings plans, director stock compensation plans, an at-the-market program and issuance in connection with stock purchase contracts. See Note 17 for more information.

Repurchase of Common Stock

Dominion did not repurchase any shares in 2014 or 2013 and does not plan to repurchase shares during 2015, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

Combined Notes to Consolidated Financial Statements, Continued

Accumulated Other Comprehensive Income (Loss)

Presented in the table below is a summary of AOCI by component:

At December 31,	2014	2013
(millions)
Dominion
Net deferred losses on derivatives-hedging activities, net of tax of $116 and $196	$(178)	$(288)
Net unrealized gains on nuclear decommissioning trust funds, net of tax of $(333) and $(307)	548	474
Net unrecognized pension and other postretirement benefit costs, net of tax of $530 and $365	(782)	(510)
Other comprehensive loss from equity method investees, net of tax of $3 and $—	(4)	—
Total AOCI	$(416)	$(324)
Virginia Power
Net deferred losses on derivatives-hedging activities, net of tax of $4 and $—	$(7)	$—
Net unrealized gains on nuclear decommissioning trust funds, net of tax of $(35) and $(30)	57	48
Total AOCI	$50	$48
Dominion Gas
Net deferred gains (losses) on derivatives-hedging activities, net of tax of $11 and $(1)	$(20)	$3
Net unrecognized pension and other postretirement benefit costs, net of tax of $46 and $43	(66)	(61)
Total AOCI	$(86)	$(58)

DOMINION

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Year Ended December 31, 2014
Beginning balance	$(288)	$474	$(510)	$—	$(324)
Other comprehensive income before reclassifications: gains (losses)	17	128	(305)	(4)	(164)
Amounts reclassified from accumulated other comprehensive income: (gains) losses(1)	93	(54)	33	—	72
Net current period other comprehensive income (loss)	110	74	(272)	(4)	(92)
Ending balance	$(178)	$548	$(782)	$(4)	$(416)
Year Ended December 31, 2013
Beginning balance	$(122)	$326	$(1,081)	$—	$(877)
Other comprehensive income before reclassifications: gains (losses)	(243)	203	516	—	476
Amounts reclassified from accumulated other comprehensive income: (gains) losses(1)	77	(55)	55	—	77
Net current period other comprehensive income (loss)	(166)	148	571	—	553
Ending balance	$(288)	$474	$(510)	$—	$(324)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Year Ended December 31, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$130	Operating revenue
	13	Purchased gas
	(7)	Electric fuel and other energy-related purchases
Interest rate contracts	16	Interest and related charges
Total	152
Tax	(59)	Income tax expense
Total, net of tax	$93
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(100)	Other income
Impairment	13	Other income
Total	(87)
Tax	33	Income tax expense
Total, net of tax	$(54)
Unrecognized pension and other postretirement benefit costs:
Prior-service costs (credits)	$(12)	Other operations and maintenance
Actuarial losses	69	Other operations and maintenance
Total	57
Tax	(24)	Income tax expense
Total, net of tax	$33
Year Ended December 31, 2013
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$58	Operating revenue
	47	Purchased gas
	10	Electric fuel and other energy-related purchases
Interest rate contracts	15	Interest and related charges
Total	130
Tax	(53)	Income tax expense
Total, net of tax	$77

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(98)	Other income
Impairment	8	Other income
Total	(90)
Tax	35	Income tax expense
Total, net of tax	$(55)
Unrecognized pension and other postretirement benefit costs:
Prior-service costs (credits)	$(8)	Other operations and maintenance
Actuarial losses	102	Other operations and maintenance
Total	94
Tax	(39)	Income tax expense
Total, net of tax	$55

Combined Notes to Consolidated Financial Statements, Continued

VIRGINIA POWER

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Year Ended December 31, 2014
Beginning balance	$—	$48	$48
Other comprehensive income before reclassifications: gains (losses)	(4)	15	11
Amounts reclassified from accumulated other comprehensive income: (gains) losses(1)	(3)	(6)	(9)
Net current period other comprehensive income (loss)	(7)	9	2
Ending balance	$(7)	$57	$50
Year Ended December 31, 2013
Beginning balance	$(6)	$31	$25
Other comprehensive income before reclassifications: gains (losses)	6	20	26
Amounts reclassified from accumulated other comprehensive income: (gains) losses(1)	—	(3)	(3)
Net current period other comprehensive income (loss)	6	17	23
Ending balance	$—	$48	$48

(1)	See table below for details about these reclassifications.

The following table presents Virginia Power’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Year Ended December 31, 2014
(Gains) losses on cash flow hedges:
Commodity contracts	$(5)	Electric fuel and other energy related purchases
Total	(5)
Tax	2	Income tax expense
Total, net of tax	$(3)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(10)	Other income
Total	(10)
Tax	4	Income tax expense
Total, net of tax	$(6)
Year Ended December 31, 2013
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(6)	Other income
Impairment	1	Other income
Total	(5)
Tax	2	Income tax expense
Total, net of tax	$(3)

DOMINION GAS

The following table presents Dominion Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension and other postretirement benefit costs	Total
(millions)
Year Ended December 31, 2014
Beginning balance	$3	$(61)	$(58)
Other comprehensive income before reclassifications: gains (losses)	(31)	(10)	(41)
Amounts reclassified from accumulated other comprehensive income: (gains) losses(1)	8	5	13
Net current period other comprehensive income (loss)	(23)	(5)	(28)
Ending balance	$(20)	$(66)	$(86)
Year Ended December 31, 2013
Beginning balance	$(47)	$(93)	$(140)
Other comprehensive income before reclassifications: gains (losses)	39	26	65
Amounts reclassified from accumulated other comprehensive income: (gains) losses(1)	11	6	17
Net current period other comprehensive income (loss)	50	32	82
Ending balance	$3	$(61)	$(58)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Year Ended December 31, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(2)	Operating revenue
	14	Purchased gas
	1	Interest and related charges
Total	13
Tax	(5)	Income tax expense
Total, net of tax	$8
Unrecognized pension and other postretirement benefit costs:
Prior service costs	$1	Other operations and maintenance
Actuarial losses	7	Other operations and maintenance
Total	8
Tax	(3)	Income tax expense
Total, net of tax	$5
Year Ended December 31, 2013
Deferred (gains) and losses on derivatives-hedging activities: Commodity contracts	$2	Operating revenue
	14	Purchased gas
Total	16
Tax	(5)	Income tax expense
Total, net of tax	$11
Unrecognized pension and other postretirement benefit costs:
Prior service costs	$1	Other operations and maintenance
Actuarial losses	9	Other operations and maintenance
Total	10
Tax	(4)	Income tax expense
Total, net of tax	$6

Combined Notes to Consolidated Financial Statements, Continued

Stock-Based Awards

The 2005 and 2014 Incentive Compensation Plans permit stock-based awards that include restricted stock, performance grants, goal-based stock, stock options, and stock appreciation rights. The Non-Employee Directors Compensation Plan permits grants of restricted stock and stock options. Under provisions of these plans, employees and non-employee directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the CGN Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. At December 31, 2014, approximately 31 million shares were available for future grants under these plans.

Dominion measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion’s results for the years ended December 31, 2014, 2013 and 2012 include $39 million, $31 million, and $25 million, respectively, of compensation costs and $14 million, $11 million, and $8 million, respectively of income tax benefits related to Dominion’s stock-based compensation arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion’s Consolidated Statements of Income. Excess tax benefits are classified as a financing cash flow. During the years ended December 31, 2014, 2013, and 2012, Dominion realized less than $1 million, less than $1 million and $10 million, respectively, of excess tax benefits from the vesting of restricted stock awards and exercise of stock options.

RESTRICTED STOCK

Restricted stock grants are made to officers under Dominion’s LTIP and may also be granted to certain key non-officer employees from time to time. The fair value of Dominion’s restricted stock awards is equal to the closing price of Dominion’s stock on the date of grant. New shares are issued for restricted stock awards on the date of grant and generally vest over a three-year service period. The following table provides a summary of restricted stock activity for the years ended December 31, 2014, 2013 and 2012:

	Shares	Weighted - average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2011	1,301	$37.37
Granted	390	51.14
Vested	(596)	33.31
Cancelled and forfeited	(10)	42.99
Nonvested at December 31, 2012	1,085	$44.46
Granted	312	54.70
Vested	(356)	39.00
Cancelled and forfeited	(34)	51.11
Nonvested at December 31, 2013	1,007	$49.35
Granted	354	67.98
Vested	(278)	44.50
Cancelled and forfeited	(18)	53.61
Nonvested at December 31, 2014	1,065	$56.74

As of December 31, 2014, unrecognized compensation cost related to nonvested restricted stock awards totaled $27 million and is expected to be recognized over a weighted-average period of 1.8 years. The fair value of restricted stock awards that vested was $19 million, $20 million, and $30 million in 2014, 2013 and 2012, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion stock and the applicable federal, state and local tax withholding rates.

GOAL-BASED STOCK

Goal-based stock awards are granted under Dominion’s LTIP to officers who have not achieved a certain targeted level of share ownership, in lieu of cash-based performance grants. Goal-based stock awards may also be made to certain key non-officer employees from time to time. Current outstanding goal-based shares include awards granted to officers in February 2013 and February 2014.

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

The following table provides a summary of goal-based stock activity for the years ended December 31, 2014, 2013 and 2012:

	Targeted Number of Shares	Weighted - average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2011	12	$39.19
Granted	1	52.48
Vested	(9)	37.46
Nonvested at December 31, 2012	4	$45.60
Granted	4	54.17
Vested	(2)	43.54
Cancelled and forfeited	(1)	43.54
Nonvested at December 31, 2013	5	$53.85
Granted	13	68.83
Vested	(1)	52.48
Nonvested at December 31, 2014	17	$65.15

At December 31, 2014, the targeted number of shares expected to be issued under the February 2013 and February 2014 awards was approximately 17 thousand. In January 2015, the CGN Committee determined the actual performance against metrics established for the February 2013 awards with a performance period that ended December 31, 2014. Based on that determination, the total number of shares to be issued under the February 2013 goal-based stock awards was approximately 7 thousand.

As of December 31, 2014, unrecognized compensation cost related to nonvested goal-based stock awards was not material.

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

In February 2012, a cash-based performance grant was made to officers. A portion of the grant, representing the initial payout of $8 million was paid in December 2013, based on the achievement of two performance metrics during 2012 and 2013: TSR relative to that of companies listed as members of the Philadelphia Utility Index as of the end of the performance period and ROIC. The total amount of the award under the grant was $12 million and the remaining portion of the grant was paid in January 2014.

In February 2013, a cash-based performance grant was made to officers. A portion of the grant, representing the initial payout of $14 million was paid in December 2014, based on the achievement of two performance metrics during 2013 and 2014: TSR relative to that of companies listed as members of the Philadelphia Utility Index as of the end of the performance period and ROIC. The total expected award under the grant is $21 million and the remaining portion of the grant is expected to be paid by March 15, 2015. At December 31, 2014, a liability of $7 million had been accrued for the remaining portion of the award.

In February 2014, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2016 based on the achievement of two performance metrics during 2014 and 2015: TSR relative to that of companies listed as members of the Philadelphia Utility Index as of the end of the performance period and ROIC. At December 31, 2014, the targeted amount of the grant was $13 million and a liability of $3 million had been accrued for this award.

NOTE 20. DIVIDEND RESTRICTIONS

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2014, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

The Ohio Commission may prohibit any public service company, including East Ohio, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2014, the Ohio Commission had not restricted the payment of dividends by East Ohio.

Certain agreements associated with the Companies’ credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict the Companies’ ability to pay dividends or receive dividends from their subsidiaries at December 31, 2014.

See Note 17 for a description of potential restrictions on dividend payments by Dominion in connection with the deferral of interest payments on junior subordinated notes and equity units, initially in the form of corporate units.

NOTE 21. EMPLOYEE BENEFIT PLANS

Dominion and Dominion Gas - Defined Benefit Plans

Dominion provides certain retirement benefits to eligible active employees, retirees and qualifying dependents. Dominion Gas participates in a number of the Dominion-sponsored retirement plans. Under the terms of its benefit plans, Dominion reserves the right to change, modify or terminate the plans. From time to time in the past, benefits have changed, and some of these changes have reduced benefits.

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

Pension benefits for Dominion Gas employees not represented by collective bargaining units are covered by the Dominion Pension Plan, a defined benefit pension plan sponsored by Dominion that provides benefits to multiple Dominion subsidiaries. Pension benefits for Dominion Gas employees represented by collective bargaining units are covered by separate pension plans for East Ohio and, for DTI, a plan that provides benefits to employees of both DTI and Hope. Employee compensation is the basis for allocating pension costs and obligations between DTI and Hope and determining East Ohio’s share of total pension costs.

Retiree healthcare and life insurance benefits for Dominion Gas employees not represented by collective bargaining units are covered by the Dominion Retiree Health and Welfare Plan, a plan sponsored by Dominion that provides certain retiree healthcare and life insurance benefits to multiple Dominion subsidiaries. Retiree healthcare and life insurance benefits for Dominion Gas employees represented by collective bargaining units are covered by separate other postretirement benefit plans for East Ohio and, for DTI, a plan that provides benefits to both DTI and Hope. Employee headcount is the basis for allocating other postretirement benefit costs and obligations between DTI and Hope and determining East Ohio’s share of total other postretirement benefit costs.

Pension and other postretirement benefit costs are affected by employee demographics (including age, compensation levels and years of service), the level of contributions made to the plans and earnings on plan assets. These costs may also be affected by changes in key assumptions, including expected long-term rates of return on plan assets, discount rates, healthcare cost trend rates, mortality rates and the rate of compensation increases.

Combined Notes to Consolidated Financial Statements, Continued

Dominion uses December 31 as the measurement date for all of its employee benefit plans, including those in which Dominion Gas participates. Dominion uses the market-related value of pension plan assets to determine the expected return on plan assets, a component of net periodic pension cost, for all pension plans, including those in which Dominion Gas participates. The market-related value recognizes changes in fair value on a straight-line basis over a four-year period, which reduces year-to-year volatility. Changes in fair value are measured as the difference between the expected and actual plan asset returns, including dividends, interest and realized and unrealized investment gains and losses. Since the market-related value recognizes changes in fair value over a four-year period, the future market-related value of pension plan assets will be impacted as previously unrecognized changes in fair value are recognized.

Dominion’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Aggregate actual returns for Dominion’s pension and other postretirement plan assets were $706 million in 2014 and $959 million in 2013, versus expected returns of $610 million and $554 million, respectively. Aggregate actual returns for pension and other postretirement benefit plan assets for Dominion Gas employees represented by collective bargaining units were $157 million in 2014 and $214 million in 2013, versus expected returns of $138 million and $125 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

The Medicare Act introduced a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Dominion determined that the prescription drug benefit offered under its other postretirement benefit plans is at least actuarially equivalent to Medicare Part D. Dominion received a federal subsidy of $4 million and $5 million for 2014 and 2013, respectively. Dominion Gas received a federal subsidy of $1 million for each of 2014 and 2013. Effective January 1, 2013, Dominion changed its method of receiving the subsidy under Medicare Part D for retiree prescription drug coverage from the Retiree Drug Subsidy to the EGWP. This change reduced other postretirement benefit costs by approximately $20 million annually beginning in 2012. As a result of the adoption of the EGWP, Dominion will begin to receive an increased level of Medicare Part D subsidies, in the form of reduced costs rather than a direct reimbursement, over the next few years.

In October 2014, the Society of Actuaries published new mortality tables and mortality improvement scales. Such tables and scales are used to develop mortality assumptions for use in determining pension and other postretirement benefit liabilities and expense. Following evaluation of the new tables, Dominion changed its assumption for mortality rates to reflect a generational improvement scale. As a result of this change in assumption, at December 31, 2014 Dominion and Dominion Gas (for employ-

ees represented by collective bargaining units) increased their pension benefit obligations by $131 million and $10 million, respectively, and increased their accumulated postretirement benefit obligations by $32 million and $7 million, respectively. This change is expected to increase net periodic benefit cost for Dominion and Dominion Gas (for employees represented by collective bargaining units) by approximately $25 million and $3 million, respectively, for 2015.

Dominion remeasured all of its pension and other postretirement benefit plans in the second quarter of 2013. The remeasurement resulted in a reduction in the pension benefit obligation of approximately $354 million and a reduction in the accumulated postretirement benefit obligation of approximately $78 million. For Dominion Gas employees represented by collective bargaining units, the remeasurement resulted in a reduction in the pension benefit obligation of approximately $28 million and a reduction in the accumulated postretirement benefit obligation of approximately $9 million. The impact of the remeasurement on net periodic benefit (credit) cost was recognized prospectively from the remeasurement date and reduced net periodic benefit cost for 2013 by approximately $36 million, excluding the impacts of curtailments, and for Dominion Gas employees represented by collective bargaining units by approximately $2 million. The discount rate used for the remeasurement was 4.80% for the pension plans and 4.70% for the other postretirement benefit plans. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2012.

In the fourth quarter of 2013, Dominion remeasured its other postretirement benefit plans as a result of a plan amendment that changed medical coverage for certain Medicare-eligible retirees effective April 2014. The remeasurement resulted in a reduction in the accumulated postretirement benefit obligation of approximately $220 million. The impact of the remeasurement on net periodic benefit (credit) cost was recognized prospectively from the remeasurement date and reduced net periodic benefit cost for 2013 by approximately $8 million. The amendment is expected to reduce net periodic benefit cost by $40 million to $60 million for each of the next five years. The discount rate used for the remeasurement was 4.80%. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2012.

In the third quarter of 2014, East Ohio remeasured its other postretirement benefit plan as a result of an amendment that changed medical coverage upon the attainment of age 65 for certain future retirees effective January 1, 2016. For employees represented by collective bargaining units, the remeasurement resulted in an increase in the accumulated postretirement benefit obligation of approximately $22 million. The impact of the remeasurement on net periodic benefit credit was recognized prospectively from the remeasurement date and reduced net periodic benefit credit for 2014, for employees represented by collective bargaining units, by less than $1 million. The discount rate used for the remeasurement was 4.20% and the expected long-term rate of return used was 8.50%. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2013.

Funded Status

The following table summarizes the changes in pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status for Dominion and Dominion Gas (for employees represented by collective bargaining units):

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2014	2013	2014	2013
(millions, except percentages)
DOMINION
Changes in benefit obligation:
Benefit obligation at beginning of year	$5,625	$6,125	$1,360	$1,719
Service cost	114	131	32	43
Interest cost	290	271	67	73
Benefits paid	(236)	(229)	(78)	(75)
Actuarial (gains) losses during the year	887	(650)	177	(170)
Plan amendments(1)	—	1	9	(220)
Settlements and curtailments(2)	(13)	(24)	—	(16)
Special termination benefits	—	—	—	1
Medicare Part D reimbursement	—	—	4	5
Benefit obligation at end of year	$6,667	$5,625	$1,571	$1,360
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$6,113	$5,553	$1,315	$1,156
Actual return on plan assets	601	781	105	178
Employer contributions	15	8	12	12
Benefits paid	(236)	(229)	(30)	(31)
Settlements(2)	(13)	—	—	—
Fair value of plan assets at end of year	$6,480	$6,113	$1,402	$1,315
Funded status at end of year	$(187)	$488	$(169)	$(45)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$946	$913	$10	$29
Other current liabilities	(13)	(15)	(3)	(3)
Noncurrent pension and other postretirement benefit liabilities	(1,120)	(410)	(176)	(71)
Net amount recognized	$(187)	$488	$(169)	$(45)
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate(3)	4.40%	5.20%/5.30%	4.40%	5.00%/5.10%
Weighted average rate of increase for compensation	4.22%	4.21%	4.22%	4.22%
Expected long-term rate of return on plan assets	8.75%	8.50%	8.50%	7.75%
DOMINION GAS
Changes in benefit obligation:
Benefit obligation at beginning of year	$563	$607	$269	$287
Service cost	12	13	6	7
Interest cost	28	27	13	12
Benefits paid	(29)	(27)	(16)	(17)
Actuarial (gains) losses during the year	64	(57)	38	(21)
Plan amendments	—	—	9	—
Medicare Part D reimbursement	—	—	1	1
Benefit obligation at end of year	$638	$563	$320	$269
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$1,403	$1,254	$273	$242
Actual return on plan assets	136	176	21	38
Employer contributions	—	—	10	10
Benefits paid	(29)	(27)	(16)	(17)
Fair value of plan assets at end of year	$1,510	$1,403	$288	$273
Funded status at end of year	$872	$840	$(32)	$4
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$872	$840	$—	$19
Noncurrent pension and other postretirement benefit liabilities(4)	—	—	(32)	(15)
Net amount recognized	$872	$840	$(32)	$4
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	4.40%	5.20%	4.40%	5.00%
Weighted average rate of increase for compensation	3.93%	3.93%	3.93%	3.93%
Expected long-term rate of return on plan assets	8.75%	8.50%	8.50%	7.75%

Combined Notes to Consolidated Financial Statements, Continued

(1)	2013 other postretirement benefits amount relates to a plan amendment that changed medical coverage for certain Medicare-eligible retirees.
(2)	2014 amounts relate primarily to a settlement charge for certain executives. 2013 amounts relate primarily to the decommissioning of Kewaunee.
(3)	2013 pension and other postretirement benefits discount rates: 5.20% and 5.00% for the gas union plans and 5.30% and 5.10% for the nonunion and other union plans, respectively.
(4)	Reflected in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

The ABO for all of Dominion’s defined benefit pension plans was $6.0 billion and $5.1 billion at December 31, 2014 and 2013, respectively. The ABO for the defined benefit pension plans covering Dominion Gas employees represented by collective bargaining units was $604 million and $534 million at December 31, 2014 and 2013, respectively.

Under its funding policies, Dominion evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion determines the amount of contributions for the current year, if any, at that time. During 2014, Dominion and Dominion Gas made no contributions to the qualified defined benefit pension plans and no contributions are currently expected in 2015. In July 2012, the MAP 21 Act was signed into law. This Act includes an increase in the interest rates used to determine plan sponsors’ pension contributions for required funding purposes. In 2014, the HATFA of 2014 was signed into law. Similar to the MAP 21 Act, the HATFA of 2014 adjusts the rules for calculating interest rates used in determining funding obligations. It is estimated that the new interest rates will reduce required pension contributions through 2019. Dominion believes that required pension contributions will rise subsequent to 2019, resulting in an estimated $200 million reduction in net cumulative required contributions over a 10-year period.

Certain regulatory authorities have held that amounts recovered in utility customers’ rates for other postretirement benefits, in excess of benefits actually paid during the year, must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, certain of Dominion’s subsidiaries, including Dominion Gas, fund other postretirement benefit costs through VEBAs. Dominion’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion’s contributions to VEBAs, all of which pertained to Dominion Gas employees, totaled $12 million for both 2014 and 2013, and Dominion expects to contribute approximately $12 million to the Dominion VEBAs in 2015, all of which pertains to Dominion Gas employees.

Dominion and Dominion Gas do not expect any pension or other postretirement plan assets to be returned during 2015.

The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets for Dominion and Dominion Gas (for employees represented by collective bargaining units):

	Pension Benefits		Other Postretirement Benefits
As of December 31,	2014	2013	2014	2013
(millions)
DOMINION
Benefit obligation	$5,970	$4,978	$1,564	$1,233
Fair value of plan assets	4,838	4,553	1,385	1,158
DOMINION GAS
Benefit obligation	$—	$—	$320	$147
Fair value of plan assets	—	—	288	132

The following table provides information on the ABO and fair value of plan assets for Dominion’s pension plans with an ABO in excess of plan assets:

As of December 31,	2014	2013
(millions)
Accumulated benefit obligation	$5,370	$114
Fair value of plan assets	4,838	—

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) plans:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
DOMINION
2015	$272	$91
2016	284	94
2017	300	98
2018	320	101
2019	333	102
2020-2024	1,925	523
DOMINON GAS
2015	$34	$18
2016	35	19
2017	37	20
2018	38	21
2019	39	22
2020-2024	204	111

Plan Assets

Dominion’s overall objective for investing its pension and other postretirement plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. As a participating employer in various pension plans sponsored by Dominion, Dominion Gas is subject to Dominion’s investment policies for such plans. To minimize risk, funds are broadly diversified among asset classes, investment strategies and investment advisors. The strategic target asset allocations for Dominion’s pension funds are 28% U.S. equity, 18% non-U.S. equity, 33% fixed income, 3% real estate and 18% other alternative investments. U.S. equity includes investments in large-cap, mid-cap and small-cap companies located in the United States.

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

Dominion also utilizes common/collective trust funds as an investment vehicle for its defined benefit plans. A common/collective trust fund is a pooled fund operated by a bank or trust company for investment of the assets of various organizations and individuals in a well-diversified portfolio. Common/collective trust funds are funds of grouped assets that follow various investment strategies.

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

Combined Notes to Consolidated Financial Statements, Continued

The fair values of Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) pension plan assets by asset category are as follows:

	Fair Value Measurements
	Pension Plans
At December 31,	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
DOMINION
Cash equivalents	$13	$25	$—	$38	$53	$126	$—	$179
U.S. equity:
Large Cap	1,313	—	—	1,313	1,220	—	—	1,220
Other	530	—	—	530	514	—	—	514
Non-U.S. equity:
Large Cap	234	—	—	234	308	—	—	308
Other	403	—	—	403	391	—	—	391
Common/collective trust funds(1)	—	1,595	—	1,595	—	1,387	—	1,387
Fixed income:
Corporate debt instruments	45	666	—	711	43	451	—	494
U.S. Treasury securities and agency debentures	74	342	—	416	2	229	—	231
State and municipal	10	60	—	70	69	107	—	176
Other securities	6	80	—	86	7	50	—	57
Real estate:
REITs	40	—	—	40	32	—	—	32
Partnerships	—	—	209	209	—	—	227	227
Other alternative investments:
Private equity	—	—	518	518	—	—	530	530
Debt	—	—	144	144	—	—	180	180
Hedge funds	—	—	162	162	—	—	187	187
Total(2)	$2,668	$2,768	$1,033	$6,469	$2,639	$2,350	$1,124	$6,113
DOMINION GAS
Cash equivalents	$3	$6	$—	$9	$12	$29	$—	$41
U.S. equity:
Large Cap	306	—	—	306	280	—	—	280
Other	124	—	—	124	118	—	—	118
Non-U.S. equity:
Large Cap	54	—	—	54	72	—	—	72
Other	94	—	—	94	90	—	—	90
Common/collective trust funds(3)	—	372	—	372	—	318	—	318
Fixed income:
Corporate debt instruments	11	155	—	166	10	103	—	113
U.S. Treasury securities and agency debentures	17	80	—	97	1	52	—	53
State and municipal	2	14	—	16	16	24	—	40
Other securities	1	19	—	20	2	11	—	13
Real estate:
REITs	9	—	—	9	7	—	—	7
Partnerships	—	—	48	48	—	—	52	52
Other alternative investments:
Private equity	—	—	121	121	—	—	122	122
Debt	—	—	34	34	—	—	41	41
Hedge funds	—	—	38	38	—	—	43	43
Total(4)	$621	$646	$241	$1,508	$608	$537	$258	$1,403
(1)	Common/Collective Trust Funds include $360 million and $560 million of John Hancock insurance contracts held at December 31, 2014 and 2013, respectively. See below for a description of the individual investments included within this line item, and the nature and risk of each respective fund.
(2)	Includes net assets related to pending sales of securities of $31 million, net accrued income of $18 million, and excludes net assets related to pending purchases of securities of $38 million at December 31, 2014.
(3)	See below for a description of the individual investments included within this line item, and the nature and risk of each respective fund.
(4)	Includes net assets related to pending sales of securities of $7 million, net accrued income of $4 million, and excludes net assets related to pending purchases of securities of $9 million at December 31, 2014.

The fair values of Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) other postretirement plan assets by asset category are as follows:

	Fair Value Measurements
	Other Postretirement Plans
At December 31,	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
DOMINION
Cash equivalents	$1	$7	$—	$8	$3	$14	$—	$17
U.S. equity:
Large Cap	514	—	—	514	472	—	—	472
Other	28	—	—	28	26	—	—	26
Non-U.S. equity:
Large Cap	102	—	—	102	111	—	—	111
Other	21	—	—	21	20	—	—	20
Common/collective trust funds(1)	—	555	—	555	—	502	—	502
Fixed income:
Corporate debt instruments	3	35	—	38	2	23	—	25
U.S. Treasury securities and agency debentures	4	18	—	22	—	12	—	12
State and municipal	1	3	—	4	4	5	—	9
Other securities	—	4	—	4	—	3	—	3
Real estate:
REITs	2	—	—	2	2	—	—	2
Partnerships	—	—	19	19	—	—	19	19
Other alternative investments:
Private equity	—	—	58	58	—	—	60	60
Debt	—	—	18	18	—	—	27	27
Hedge funds	—	—	9	9	—	—	10	10
Total	$676	$622	$104	$1,402	$640	$559	$116	$1,315
DOMINION GAS
Cash equivalents	$—	$2	$—	$2	$—	$3	$—	$3
U.S. equity-Large Cap	113	—	—	113	104	—	—	104
Non-U.S. equity-Large Cap	26	—	—	26	26	—	—	26
Common/collective trust funds(2)	—	129	—	129	—	119	—	119
Real estate-partnerships	—	—	2	2	—	—	2	2
Other alternative investments:
Private equity	—	—	12	12	—	—	12	12
Debt	—	—	4	4	—	—	7	7
Total	$139	$131	$18	$288	$130	$122	$21	$273

(1)	Common/Collective Trust Funds include $19 million and $29 million of John Hancock insurance contracts held at December 31, 2014 and 2013, respectively. See below for a description of the individual investments included within this line item, and the nature and risk of each respective fund.
(2)	See below for a description of the individual investments included within this line item, and the nature and risk of each respective fund.

Combined Notes to Consolidated Financial Statements, Continued

The following table presents the changes in pension and other postretirement plan assets that are measured at fair value and included in the Level 3 fair value category for Dominion and Dominion Gas (for employees represented by collective bargaining units):

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
	Pension Plans					Other Postretirement Plans
	Real Estate	Private Equity	Debt	Hedge Funds	Total	Real Estate	Private Equity	Debt	Hedge Funds	Total
(millions)
DOMINION
Balance at December 31, 2011	$304	$448	$243	$290	$1,285	$24	$63	$36	$14	$137
Actual return on plan assets:
Relating to assets still held at the reporting date	21	46	17	21	105	1	3	4	1	9
Relating to assets sold during the period	(8)	(41)	(11)	(2)	(62)	—	(1)	—	—	(1)
Purchases	35	79	15	—	129	2	6	1	—	9
Sales	(31)	(76)	(72)	(88)	(267)	(3)	(13)	(10)	(4)	(30)
Balance at December 31, 2012	$321	$456	$192	$221	$1,190	$24	$58	$31	$11	$124
Actual return on plan assets:
Relating to assets still held at the reporting date	15	98	32	21	166	(2)	6	3	1	8
Relating to assets sold during the period	(36)	(48)	(34)	(4)	(122)	1	3	—	1	5
Purchases	6	115	32	—	153	1	7	2	—	10
Sales	(79)	(91)	(42)	(51)	(263)	(5)	(14)	(9)	(3)	(31)
Balance at December 31, 2013	$227	$530	$180	$187	$1,124	$19	$60	$27	$10	$116
Actual return on plan assets:
Relating to assets still held at the reporting date	40	70	12	4	126	4	7	2	—	13
Relating to assets sold during the period	(18)	(67)	(26)	(4)	(115)	(1)	(7)	(3)	—	(11)
Purchases	—	135	10	—	145	—	13	1	—	14
Sales	(40)	(150)	(32)	(25)	(247)	(3)	(15)	(9)	(1)	(28)
Balance at December 31, 2014	$209	$518	$144	$162	$1,033	$19	$58	$18	$9	$104
DOMINION GAS
Balance at December 31, 2011	$68	$99	$54	$64	$285	$3	$15	$10	$—	$28
Actual return on plan assets:
Relating to assets still held at the reporting date	6	12	4	4	26	—	(1)	(1)	—	(2)
Relating to assets sold during the period	(2)	(9)	(2)	—	(13)	—	2	1	—	3
Purchases	7	17	3	—	27	—	1	—	—	1
Sales	(7)	(16)	(16)	(18)	(57)	—	(4)	(2)	—	(6)
Balance at December 31, 2012	$72	$103	$43	$50	$268	$3	$13	$8	$—	$24
Actual return on plan assets:
Relating to assets still held at the reporting date	4	24	7	5	40	(1)	2	1	—	2
Relating to assets sold during the period	(8)	(10)	(7)	(1)	(26)	—	—	—	—	—
Purchases	1	25	7	—	33	—	1	—	—	1
Sales	(17)	(20)	(9)	(11)	(57)	—	(4)	(2)	—	(6)
Balance at December 31, 2013	$52	$122	$41	$43	$258	$2	$12	$7	$—	$21
Actual return on plan assets:
Relating to assets still held at the reporting date	9	17	4	1	31	—	2	1	—	3
Relating to assets sold during the period	(4)	(15)	(6)	(1)	(26)	—	(1)	(1)	—	(2)
Purchases	—	30	2	—	32	—	2	—	—	2
Sales	(9)	(33)	(7)	(5)	(54)	—	(3)	(3)	—	(6)
Balance at December 31, 2014	$48	$121	$34	$38	$241	$2	$12	$4	$—	$18

Investments in Common/Collective Trust Funds in Dominion’s pension and other postretirement plans, including those in which Dominion Gas participates, are stated at fair value as determined by the issuer of the Common/Collective Trust Funds based on the fair value of the underlying investments. The Common/Collective Trusts do not have any unfunded commitments, and do not have any applicable liquidation periods or defined terms/periods to be held. The majority of the Common/Collective Trust Funds have limited withdrawal or redemption rights during the term of the investment. Strategies of the Common/Collective Trust Funds are as follows:

Dominion and Dominion Gas

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

•

NT Common Short-Term Investment Fund-The Fund seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of approved money market instruments with short maturities. Liquidity is emphasized to provide for redemption of units at par on any business day. Principal preservation is a primary objective. Within quality, maturity, and sector diversification guidelines, investments are made in those securities with the most attractive yields.

Dominion

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

•

NT Collective Russell 2000 Growth Index-The Fund seeks an investment return that approximates the overall performance of the common stocks included in the Russell 2000 Growth Index. The Fund primarily invests in common stocks of one or more companies that are deemed to be representative of the industry diversification of the entire Russell 2000 Growth Index.

•

NT Collective Short-Term Investment Fund-The Fund is composed of high-grade money market instruments with short-term maturities. The Fund’s objective is to provide an investment vehicle for cash reserves while offering a competitive rate of return. Liquidity is emphasized to provide for redemption of units on any business day. Principal preservation is also a prime objective. Admissions and withdrawals are made daily. Interest is accrued daily and distributed monthly.

Investments in Group Insurance Annuity Contracts with John Hancock were entered into after 1992 and are stated at fair value based on the fair value of the underlying securities as provided by the managers and include investments in U.S. government securities, corporate debt instruments, and state and municipal debt securities.

Combined Notes to Consolidated Financial Statements, Continued

Net Periodic Benefit (Credit) Cost

Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in the Consolidated Statements of Income. The components of the provision for net periodic benefit (credit) cost and amounts recognized in other comprehensive income and regulatory assets and liabilities for Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) plans are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2014	2013	2012	2014	2013	2012
(millions, except percentages)
DOMINION
Service cost	$114	$131	$116	$32	$43	$44
Interest cost	290	271	268	67	73	79
Expected return on plan assets	(499)	(462)	(430)	(111)	(92)	(79)
Amortization of prior service (credit) cost	3	3	3	(28)	(15)	(13)
Amortization of net actuarial loss	111	165	132	2	7	6
Settlements and curtailments(1)	1	(2)	—	—	(15)	(4)
Special termination benefits	—	—	—	—	1	—
Net periodic benefit (credit) cost	$20	$106	$89	$(38)	$2	$33
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$784	$(968)	$786	$183	$(255)	$139
Prior service (credit) cost	—	1	—	9	(215)	1
Settlements and curtailments(1)	(1)	(22)	—	—	(7)	(2)
Less amounts included in net periodic benefit cost:
Amortization of net actuarial loss	(111)	(165)	(132)	(2)	(7)	(6)
Amortization of prior service credit (cost)	(3)	(3)	(3)	28	15	13
Total recognized in other comprehensive income and regulatory assets and liabilities	$669	$(1,157)	$651	$218	$(469)	$145
Significant assumptions used to determine periodic cost:
Discount rate	5.20%-5.30%	4.40%-4.80%	5.50%	4.20%-5.10%	4.40%-4.80%	5.50%
Expected long-term rate of return on plan assets	8.75%	8.50%	8.50%	8.50%	7.75%	7.75%
Weighted average rate of increase for compensation	4.21%	4.21%	4.21%	4.22%	4.22%	4.22%
Healthcare cost trend rate(2)				7.00%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(2)				5.00%	4.60%	4.60%
Year that the rate reaches the ultimate trend rate(2)(3)				2018	2062	2061
DOMINION GAS
Service cost	$12	$13	$11	$6	$7	$7
Interest cost	28	27	28	13	12	14
Expected return on plan assets	(115)	(106)	(96)	(23)	(19)	(16)
Amortization of prior service (credit) cost	1	1	1	(1)	(3)	(4)
Amortization of net actuarial loss	19	26	26	—	2	1
Net periodic benefit (credit) cost	$(55)	$(39)	$(30)	$(5)	$(1)	$2
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$43	$(127)	$35	$40	$(40)	$12
Prior service cost	—	—	—	10	—	—
Less amounts included in net periodic benefit cost:
Amortization of net actuarial loss	(19)	(26)	(26)	—	(2)	(1)
Amortization of prior service credit (cost)	(1)	(1)	(1)	1	3	4
Total recognized in other comprehensive income and regulatory assets and liabilities	$23	$(154)	$8	$51	$(39)	$15
Significant assumptions used to determine periodic cost:
Discount rate	5.20%	4.40%-4.80%	5.50%	4.20%-5.00%	4.40%-4.70%	5.50%
Expected long-term rate of return on plan assets	8.75%	8.50%	8.50%	8.50%	7.75%	7.75%
Weighted average rate of increase for compensation	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%
Healthcare cost trend rate(2)				7.00%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(2)				5.00%	4.60%	4.60%
Year that the rate reaches the ultimate trend rate(2)(3)				2018	2062	2061

(1)	2013 amounts relate primarily to the decommissioning of Kewaunee.
(2)	Assumptions used to determine net periodic cost for the following year.
(3)	The Society of Actuaries model used to determine healthcare cost trend rates was updated in 2014. The new model converges to the ultimate trend rate much more quickly than previous models.

The components of AOCI and regulatory assets and liabilities for Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) plans that have not been recognized as components of net periodic benefit (credit) cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2014	2013	2014	2013
(millions)
DOMINION
Net actuarial (gain) loss	$2,382	$1,709	$139	$(40)
Prior service (credit) cost	7	10	(233)	(271)
Total(1)	$2,389	$1,719	$(94)	$(311)
DOMINION GAS
Net actuarial loss	$303	$279	$43	$3
Prior service (credit) cost	1	2	7	(4)
Total(2)	$304	$281	$50	$(1)

(1)	As of December 31, 2014, of the $2.4 billion and $(94) million related to pension benefits and other postretirement benefits, $1.4 billion and $(81) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities. As of December 31, 2013, of the $1.7 billion and $(311) million related to pension benefits and other postretirement benefits, $1.0 billion and $(156) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities.
(2)	As of December 31, 2014, of the $304 million related to pension benefits, $112 million is included in AOCI, with the remainder included in regulatory assets and liabilities; the $50 million related to other postretirement benefits is included entirely in regulatory assets and liabilities. As of December 31, 2013, of the $281 million related to pension benefits, $104 million is included in AOCI, with the remainder included in regulatory assets and liabilities; the $(1) million related to other postretirement benefits is included entirely in regulatory assets and liabilities.

The following table provides the components of AOCI and regulatory assets and liabilities for Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) plans as of December 31, 2014 that are expected to be amortized as components of net periodic benefit (credit) cost in 2015:

	Pension Benefits	Other Postretirement Benefits
(millions)
DOMINION
Net actuarial loss	$160	$6
Prior service (credit) cost	2	(27)
DOMINION GAS
Net actuarial loss	$20	$2
Prior service cost	1	—

The expected long-term rates of return on plan assets, discount rates, healthcare cost trend rates and mortality are critical assumptions in determining net periodic benefit (credit) cost. Dominion develops assumptions, which are then compared to the forecasts of an independent investment advisor (except for the expected long-term rates of return) to ensure reasonableness. An internal committee selects the final assumptions used for Dominion’s pension and other postretirement plans, including those in which Dominion Gas participates, including discount rates, expected long-term rates of return, healthcare cost trend rates and mortality rates.

Dominion determines the expected long-term rates of return on plan assets for its pension plans and other postretirement benefit plans, including those in which Dominion Gas participates, by using a combination of:

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

Dominion determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans, including those in which Dominion Gas participates.

Dominion develops its mortality assumption using plan-specific studies and projects mortality improvement using scales developed by the Society of Actuaries for all its plans, including those in which Dominion Gas participates.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for Dominion’s retiree healthcare plans, including those in which Dominion Gas participates. A one percentage point change in assumed healthcare cost trend rates would have had the following effects for Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) other postretirement benefit plans:

	Other Postretirement Benefits
	One percentage point increase	One percentage point decrease
(millions)
DOMINION
Effect on net periodic cost for 2015	$26	$(16)
Effect on other postretirement benefit obligation at December 31, 2014	186	(152)
DOMINION GAS
Effect on net periodic cost for 2015	$5	$(4)
Effect on other postretirement benefit obligation at December 31, 2014	40	(30)

Dominion Gas (Employees Not Represented by Collective Bargaining Units) and Virginia Power-Participation in Defined Benefit Plans

Virginia Power employees and Dominion Gas employees not represented by collective bargaining units are covered by the Dominion Pension Plan described above. As participating employers, Virginia Power and Dominion Gas are subject to Dominion’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. During 2014, Virginia Power and Dominion Gas made no contributions to the Dominion Pension Plan, and no contributions to this plan are currently expected in 2015. Virginia Power’s net periodic pension cost related to this plan was $75 million, $96 million and $72 million in 2014, 2013 and 2012, respectively. Dominion Gas’ net periodic pension credit related to this plan was $(37) million, $(27) million and $(25) million in 2014, 2013 and 2012, respectively. Net periodic pension (credit) cost is reflected in other operations

Combined Notes to Consolidated Financial Statements, Continued

and maintenance expense in their respective Consolidated Statements of Income. The funded status of various Dominion subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion subsidiaries. See Note 24 for Virginia Power and Dominion Gas amounts due to/from Dominion related to this plan.

Retiree healthcare and life insurance benefits, for Virginia Power employees and for Dominion Gas employees not represented by collective bargaining units, are covered by the Dominion Retiree Health and Welfare Plan described above. Virginia Power’s net periodic benefit (credit) cost related to this plan was $(18) million, $5 million and $13 million in 2014, 2013 and 2012, respectively. Dominion Gas’ net periodic benefit (credit) cost related to this plan was $(5) million, less than $1 million and $3 million for 2014, 2013 and 2012, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expenses in their respective Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion subsidiaries. See Note 24 for Virginia Power and Dominion Gas amounts due to/from Dominion related to this plan.

Dominion holds investments in trusts to fund employee benefit payments for the pension and other postretirement benefit plans in which Virginia Power and Dominion Gas’ employees participate. Any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash that Virginia Power and Dominion Gas will provide to Dominion for their shares of employee benefit plan contributions.

Certain regulatory authorities have held that amounts recovered in rates for other postretirement benefits, in excess of benefits actually paid during the year, must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, Virginia Power and Dominion Gas fund other postretirement benefit costs through VEBAs. During 2014 and 2013, Virginia Power made no contributions to the VEBA and does not expect to contribute to the VEBA in 2015. Dominion Gas’ contributions to VEBAs for employees not represented by collective bargaining units were $1 million and $2 million for 2014 and 2013, respectively.

Defined Contribution Plans

Dominion also sponsors defined contribution employee savings plans that cover substantially all employees. During 2014, 2013 and 2012, Dominion recognized $41 million, $40 million and $40 million, respectively, as employer matching contributions to these plans. Dominion Gas participates in these employee savings plans, both specific to Dominion Gas and that cover multiple Dominion subsidiaries. During 2014, 2013 and 2012, Dominion Gas recognized $7 million, $7 million and $6 million, respectively, as employer matching contributions to these plans. Virginia Power also participates in these employee savings plans. During 2014, 2013 and 2012, Virginia Power recognized $17 million, $16 million and $15 million, respectively, as employer matching contributions to these plans.

NOTE 22. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, the Companies are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters that the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Companies.

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

In December 2011, the EPA issued MATS for coal and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance will be required by April 16,

2015, with certain limited exceptions. In June 2014, the VDEQ granted a one-year MATS compliance extension for two coal-fired units at Yorktown to defer planned retirements and allow for continued operation of the units to address reliability concerns while necessary electric transmission upgrades are being completed. During the fourth quarter of 2013, Virginia Power recorded charges totaling $26 million ($16 million after-tax) for certain exit activities associated with these coal units, including the cost of employee severance, vendor contract termination, and inventory not expected to be used or usable at other stations.

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

Following numerous petitions by industry participants for review and a successful motion for stay, in October 2014, the U.S. Court of Appeals for the D.C. Circuit ordered that the EPA’s motion to lift the stay of CSAPR be granted. Further, the Court granted the EPA’s request to shift the CSAPR compliance deadlines by three years, so that Phase 1 emissions budgets (which would have gone into effect in 2012 and 2013) will apply in 2015 and 2016, and Phase 2 emissions budgets will apply in 2017 and beyond. CSAPR will replace CAIR beginning in January 2015. The cost to comply is not expected to be material to the Consolidated Financial Statements. Future outcomes of any additional litigation and/or any action to issue a revised rule could affect the assessment regarding cost of compliance.

In May 2012, the EPA issued final designations for the 75-ppb ozone air quality standard. A number of the Companies’ facilities are located in areas impacted by this standard. As part of the standard, states will be required to develop and implement plans to address sources emitting pollutants which contribute to the formation of ozone. In November 2014, the EPA issued a new proposal to revise the ozone standard and expects to finalize the rule in October 2015. The EPA is not expected to complete attainment designations for a new standard until 2017 and states will have until 2020 to develop plans to address the new standard. Until the states have developed implementation plans, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. However, if significant expenditures are required to implement additional controls, it could adversely affect the Companies’ results of operations and cash flows.

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

In August 2012, the EPA issued the first NSPS impacting the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of volatile organic compound emissions for natural gas production wells, tanks, pneumatic controllers, and compressors in the upstream sector. Compliance with these rules is required for installations and wells constructed or reconstructed after August 23, 2011. The cost to comply with the NSPS will depend on the number of new wells and new equipment installations subject to the rule; therefore, Dominion Gas is unable to estimate the potential impacts on results of operations, financial condition and/or cash flows related to this matter.

WATER

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. The Companies must comply with applicable aspects of the CWA programs at their operating facilities.

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

Combined Notes to Consolidated Financial Statements, Continued

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

Dominion has determined that it is associated with 17 former manufactured gas plant sites, three of which pertain to Virginia Power and 12 of which pertain to Dominion Gas. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. None of the former sites with which the Companies are associated is under investigation by any state or federal environmental agency. At one of the former sites, Dominion is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. Another site has been accepted into a state-based voluntary remediation program. Virginia Power is currently evaluating the nature and extent of the contamination from this site as well as potential remedial options. Preliminary costs for options under evaluation for the site range from $1 million to $22 million. Due to the uncertainty surrounding the other sites, the Companies are unable to make an estimate of the potential financial statement impacts.

In December 2014, the EPA Administrator signed the final rule regulating the management of CCRs stored in impoundments (ash ponds) and landfills and designating those CCRs as nonhazardous wastes under Subtitle D of the RCRA. The final rule regulates CCR landfills, ash ponds that still receive and manage CCRs (existing ash ponds), and ash ponds that do not receive, but still store CCRs (inactive ash ponds). Virginia Power currently operates inactive ash ponds, existing ash ponds, and CCR landfills subject to the final rule at eight different facilities. Virginia Power is also evaluating other features at its facilities for potential applicability under the final CCR rule. It is likely that the final rule will cause Virginia Power to retrofit or close all of its inactive and existing ash ponds over a certain period of time. After closure of these structures, Virginia Power will continue to perform required monitoring, corrective action, and post-closure care activities as necessary to comply with the final rule. While Virginia Power is still evaluating the cost of compliance, there could be a material impact to its financial position, results of operations or cash flows.

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

In July 2011, the EPA signed a final rule deferring the need for PSD and Title V permitting for CO2 emissions for biomass projects. This rule temporarily deferred for a period of up to three years the consideration of CO2 emissions from biomass projects when determining whether a stationary source meets the PSD and Title V applicability thresholds, including those for the application of BACT. The deferral policy expired in July 2014. In July 2013, the U.S. Court of Appeals for the D.C. Circuit vacated this rule; however, a mandate making this decision effective has not been issued. Virginia Power converted three coal-fired generating stations, Altavista, Hopewell and Southampton, to biomass during the CO2 deferral period. It is unclear how the court’s decision or the EPA’s final policy regarding the treatment of specific feedstock will affect biomass sources that were permitted during the deferral period; however, the expenditures to comply with any new requirements could be material to Dominion’s and Virginia Power’s financial statements.

Other Legal Matters

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

Ash Pond Closure Costs

In September 2014, Virginia Power received a notice from the SELC on behalf of the Potomac Riverkeeper and Sierra Club alleging CWA violations at the Possum Point Power Station. The notice alleges unpermitted discharges to surface water and groundwater from Possum Point’s historical and active ash storage facilities. A similar notice from the SELC on behalf of Sierra Club was subsequently received related to Chesapeake. In December 2014, Virginia Power offered to close all of its coal ash ponds and landfills at Possum Point, Chesapeake and Bremo to the SELC as settlement of the potential litigation. In January 2015, the SELC declined the offer as presented, however the issue is open to potential further negotiations. As a result of the settlement offer, Virginia Power recognized a charge of $121 million in other operations and maintenance expense in its Consolidated Statements of Income.

Cove Point

Dominion is constructing the Liquefaction Project at the Cove Point facility, which would enable the facility to liquefy domestically-produced natural gas and export it as LNG. In April 2013, Cove Point filed with FERC for permission to build liquefaction and other facilities related to the export of natural gas. In September 2014, FERC issued an order granting authorization for Cove Point to construct, modify and operate the Liquefaction Project. In October 2014, several parties filed a motion with FERC to stay the order and requested rehearing. The order remains in effect pending consideration of the motion by FERC.

In April 2013, Cove Point filed an application with the Maryland Commission requesting authorization to construct a generating station in connection with the Liquefaction Project. In May 2014, the Maryland Commission granted the CPCN authorizing the construction of such generating station. The CPCN obligates Cove Point to make payments totaling approximately $48 million. These payments consist of $40 million to the Strategic Energy Investments Fund over a five-year period beginning in 2015 and $8 million to Maryland low income energy assistance programs over a twenty-year period expected to begin in 2018. In December 2014, upon receipt of applicable approvals to commence construction of the generating station, Dominion recorded the present value of the obligation as an increase to property, plant and equipment and a corresponding liability.

In June 2014, a party filed a notice of petition for judicial review of the CPCN with the Circuit Court for Baltimore City in Maryland. In September 2014, the party filed with the Maryland Commission a motion to stay the CPCN pending judicial review of the CPCN. In December 2014, the Circuit Court issued an order affirming the Maryland Commission’s grant of the CPCN and dismissing the appeal, and the motion for stay was denied by the Maryland Commission. In January 2015, the same party filed a Notice of Appeal of the Baltimore Circuit Court’s Order affirming the Maryland Commission’s grant of the CPCN with the Court of Special Appeals for the Circuit Court of Baltimore City. This appeal is pending.

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

Combined Notes to Consolidated Financial Statements, Continued

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

Nuclear Operations

NUCLEAR DECOMMISSIONING—MINIMUM FINANCIAL ASSURANCE

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of their nuclear facilities. Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. The 2014 calculation for the NRC minimum financial assurance amount, aggregated for Dominion’s and Virginia Power’s nuclear units, excluding joint owners’ assurance amounts and Millstone Unit 1 and Kewaunee, as those units are in a decommissioning state, was $2.9 billion and $1.8 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2014 NRC minimum financial assurance amounts above were calculated using preliminary December 31, 2014 U.S. Bureau of Labor Statistics indices. Dominion believes that the amounts currently available in its decommissioning trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units.

Virginia Power also believes that the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the decommissioning of the units will not be complete for decades. Dominion and Virginia Power will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. See Note 6 to the Consolidated Financial Statements for additional information on Kewaunee, and Note 9 for additional information on nuclear decommissioning trust investments.

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

The current levels of nuclear property insurance coverage for Dominion’s and Virginia Power’s nuclear units is as follows:

Coverage
(billions)
Dominion
Millstone	$1.70
Kewaunee	1.06
Virginia Power(1)
Surry	$1.70
North Anna	1.70

(1)	Surry and North Anna share a blanket property limit of $200 million.

Dominion’s and Virginia Power’s nuclear property insurance coverage for Millstone, Surry and North Anna exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site. Kewaunee meets the NRC minimum requirement of $1.06 billion. This includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion’s and Virginia Power’s maximum retrospective premium assessment for the current policy period is $72 million and $42 million, respectively. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. Dominion and Virginia Power have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

Millstone and Virginia Power also purchase accidental outage insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, the Companies are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion’s and Virginia Power’s maximum retrospective premium assessment for the current policy period is $20 million and $9 million, respectively.

ODEC, a part owner of North Anna, and Massachusetts Municipal and Green Mountain, part owners of Millstone’s Unit 3, are responsible to Dominion and Virginia Power for their share of the nuclear decommissioning obligation and insurance premiums on applicable units, including any retrospective premium assessments and any losses not covered by insurance.

SPENT NUCLEAR FUEL

Dominion and Virginia Power entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982. The DOE failed to begin accepting the spent fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by Dominion’s and Virginia Power’s contracts with the DOE. Dominion and Virginia Power have previously received damages award payments and settlement payments related to these contracts.

In 2012, Dominion and Virginia Power resolved additional claims for damages incurred at Millstone, Kewaunee, Surry and North Anna with the Authorized Representative of the Attorney General. Dominion and Virginia Power entered into settlement agreements that resolved claims for damages incurred through December 31, 2010, and also provided for periodic payments after that date for damages incurred through December 31, 2013.

By mutual agreement of the parties, the settlement agreements are extendable to provide for resolution of damages incurred after 2013. The settlement agreements for the Surry, North Anna and Millstone plants have been extended to provide for periodic payments for damages incurred through December 31, 2016. Possible extension of the Kewaunee settlement agreement is being evaluated.

In 2014, Virginia Power and Dominion received payments of $27 million for the resolution of claims incurred at North Anna and Surry for the period January 1, 2011 through December 31, 2012 and $17 million for the resolution of claims incurred at Millstone for the period of July 1, 2012 through June 30, 2013. In 2014, Dominion also received payments totaling $7 million for the resolution of claims incurred at Kewaunee for periods from January 1, 2011 through December 31, 2013. In 2013, Dominion received payment of $5 million for resolution of claims incurred at Millstone for the period January 1, 2011 through June 30, 2012.

Dominion and Virginia Power continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. Dominion’s receivables for spent nuclear fuel-related costs totaled $69 million and $79 million at December 31, 2014 and 2013, respectively. Virginia Power’s receivables for spent nuclear fuel-related costs totaled $41 million and $50 million at December 31, 2014 and 2013, respectively.

Pursuant to a November 2013 decision of the U.S Court of Appeals for the D.C. Circuit, in January 2014 the Secretary of the DOE sent a recommendation to the U.S. Congress to adjust to zero the current fee of $1 per MWh for electricity paid by civilian nuclear power generators for disposal of spent nuclear fuel. The processes specified in the Nuclear Waste Policy Act for adjustment of the fee have been completed, and as of May 2014, Dominion and Virginia Power are no longer required to pay the waste fee. In 2014, Dominion and Virginia Power recognized fees of $16 million and $10 million, respectively.

Dominion and Virginia Power will continue to manage their spent fuel until it is accepted by the DOE.

Long-Term Purchase Agreements

At December 31, 2014, Virginia Power had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services:

	2015	2016	2017	2018	2019	Thereafter	Total
(millions)
Purchased electric capacity(1)	$313	$250	$158	$104	$65	$99	$989

(1)	Commitments represent estimated amounts payable for capacity under power purchase contracts with qualifying facilities and independent power producers, the last of which ends in 2021. Capacity payments under the contracts are generally based on fixed dollar amounts per month, subject to escalation using broad-based economic indices. At December 31, 2014, the present value of Virginia Power’s total commitment for capacity payments is $833 million. Capacity payments totaled $330 million, $345 million, and $337 million, and energy payments totaled $304 million, $236 million, and $214 million for the years ended 2014, 2013 and 2012, respectively.

Lease Commitments

The Companies’ lease various facilities, vehicles and equipment primarily under operating leases. Payments under certain leases are escalated based on an index such as the consumer price index. Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining lease terms in excess of one year as of December 31, 2014 are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
(millions)
Dominion	$63	$57	$49	$43	$36	$79	$327
Virginia Power	$30	$26	$21	$18	$12	$26	$133
Dominion Gas	$28	$25	$23	$21	$19	$25	$141

Rental expense for Dominion totaled $92 million, $101 million, and $112 million for 2014, 2013 and 2012, respectively. Rental expense for Virginia Power totaled $43 million, $42 million, and $48 million for 2014, 2013, and 2012, respectively. Rental expense for Dominion Gas totaled $35 million in 2014 and $15 million in each 2013 and 2012. The majority of rental expense is reflected in other operations and maintenance expense in the Consolidated Statements of Income.

Combined Notes to Consolidated Financial Statements, Continued

Guarantees, Surety Bonds and Letters of Credit

DOMINION

At December 31, 2014, Dominion had issued $74 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of December 31, 2014, Dominion’s exposure under these guarantees was $49 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At December 31, 2014, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	3,151	919
Nuclear obligations(4)	215	76
Cove Point(5)	1,910	—
Solar(6)	531	396
Other(7)	532	35
Total	$6,366	$1,453

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of December 31, 2014 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power, Dominion Gas and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone (in the event of a prolonged outage) and Kewaunee, respectively, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, in support of terminal services, transportation and construction. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million.
(6)	Includes guarantees to facilitate the development of solar projects including guarantees to support the issuance of full notice to proceed under EPC agreements. Includes certain guarantees that do not have stated limits. Also includes guarantees entered into by DEI on behalf of certain subsidiaries to facilitate the acquisition and development of solar projects.
(7)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $72 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million. The value provided includes certain guarantees that do not have stated limits.

Additionally, at December 31, 2014, Dominion had purchased $133 million of surety bonds, including $64 million at Virginia Power and $30 million at Dominion Gas, and authorized the issuance of letters of credit by financial institutions of $48 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

As of December 31, 2014, Virginia Power had issued $14 million of guarantees primarily to support tax-exempt debt issued through conduits. The related debt matures in 2031. In the event of default by a conduit, Virginia Power would be obligated to repay such amounts, which are limited to the principal and interest then outstanding.

Indemnifications

As part of commercial contract negotiations in the normal course of business, the Companies may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Companies are unable to develop an estimate of the maximum potential amount of any other future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2014, the Companies believe any other future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

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

The Companies maintain a provision for credit losses based on factors surrounding the credit risk of their customers, historical trends and other information. Management believes, based on credit policies and the December 31, 2014 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

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

Dominion’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of any collateral. At December 31, 2014, Dominion’s credit exposure totaled $228 million. Of this amount, investment grade counterparties, including those internally rated, represented 86%, and no single counterparty, whether investment grade or non-investment grade, exceeded $23 million of exposure.

VIRGINIA POWER

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2014, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

DOMINION GAS

Dominion Gas transacts mainly with major companies in the energy industry and with residential and commercial energy consumers. These transactions principally occur in the Northeast, mid-Atlantic and Midwest regions of the U.S. Dominion Gas does not believe that this geographic concentration contributes to its overall exposure to credit risk. In addition, as a result of its large and diverse customer base, Dominion Gas is not exposed to a significant concentration of credit risk for receivables arising from gas utility operations.

In 2014, DTI provided service to 260 customers with approximately 94% of its storage and transportation revenue being provided through firm services. The ten largest customers provided approximately 41% of the total storage and transportation revenue and the thirty largest provided approximately 74% of the total storage and transportation revenue of approximately $718 million. Approximately 99% of the transmission capacity under contract on DTI’s pipeline is subscribed with long-term contracts (three years or greater). The remaining 1% is contracted on a year-to-year basis. Less than 1% of firm transportation capacity is currently unsubscribed. All storage services are subscribed under long-term contracts.

East Ohio distributes natural gas to residential, commercial and industrial customers in Ohio using rates established by the Ohio Commission. Approximately 98% of East Ohio revenues are derived from its regulated gas distribution services. While individual customers of East Ohio have had increased amounts of bad debt in recent years, management believes that this concentration and bad debt risk is mitigated by the regulatory framework established by the Ohio Commission. See Note 13 for further information about Ohio’s PIPP and UEX Riders that mitigate East Ohio’s overall credit risk.

CREDIT-RELATED CONTINGENT PROVISIONS

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2014 and 2013, Dominion would have been required to post an additional $20 million and $146 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $1 million in collateral at December 31, 2014 and $76 million in collateral at December 31, 2013, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of

Combined Notes to Consolidated Financial Statements, Continued

December 31, 2014 and 2013 was $49 million and $169 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Gas were not material as of December 31, 2014 and 2013. See Note 7 for further information about derivative instruments.

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

VIRGINIA POWER

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risks associated with purchases of natural gas. See Notes 7 and 19 for more information. As of December 31, 2014 and 2013, Virginia Power’s derivative assets and liabilities with affiliates were not material.

Virginia Power participates in certain Dominion benefit plans as described in Note 21. At December 31, 2014 and 2013, Virginia Power’s amounts due to Dominion associated with the Dominion Pension Plan and reflected in noncurrent pension and other postretirement benefit liabilities in the Consolidated Balance Sheets, were $219 million and $144 million, respectively. At December 31, 2014, Virginia Power’s amounts due from Dominion associated with the Dominion Retiree Health and Welfare Plan and reflected in other deferred charges and other assets in the Consolidated Balance Sheets were $37 million and at December 31, 2013, amounts due to Dominion and reflected in noncurrent pension and other postretirement benefit liabilities were $3 million.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

Presented below are significant transactions with DRS and other affiliates:

Year Ended December 31,	2014	2013	2012
(millions)
Commodity purchases from affiliates	$543	$417	$368
Services provided by affiliates(1)	432	415	399
Services provided to affiliates	22	21	19

(1)	Includes capitalized expenditures.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. There were $427 million and $97 million in short-term demand note borrowings from Dominion as of December 31, 2014 and 2013, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion money pool for its nonregulated subsidiaries as of December 31, 2014 and 2013. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the years ended December 31, 2014, 2013 and 2012.

There were no issuances of Virginia Power’s common stock to Dominion in 2014, 2013 or 2012.

DOMINION GAS

Transactions with Affiliates

Dominion Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Gas provides transportation and storage services to affiliates. Dominion Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of December 31, 2014 and 2013, all of Dominion Gas’ commodity derivatives were with affiliates. See Notes 7 and 19 for more information. See Note 9 for information regarding sales of assets to an affiliate.

Dominion Gas participates in certain Dominion benefit plans as described in Note 21. At December 31, 2014 and 2013, Dominion Gas’ amounts due from Dominion associated with the Dominion Pension Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets, were $614 million and $577 million, respectively. At December 31, 2014 and 2013, Dominion Gas’ liabilities to Dominion associated with the Dominion Retiree Health and Welfare Plan and reflected in other deferred credits and other liabilities in the Consolidated Balance Sheets were $7 million and $14 million, respectively.

Year Ended December 31,	2014	2013	2012
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$34	$31	$14
Sales of natural gas and transportation and storage services to affiliates	84	109	64

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Dominion Gas. Dominion Gas provides certain services to affiliates, including technical services. The costs of these services follow:

Year Ended December 31,	2014	2013	2012
(millions)
Services provided by affiliates(1)	$106	$116	$107
Services provided to affiliates	17	4	3

(1)	Includes capitalized expenditures.

The following table presents affiliated and related party activity reflected in Dominion Gas’ Consolidated Balance Sheets:

At December 31,	2014	2013
(millions)
Customer receivables from related parties(1)	$22	$3
Imbalances receivable from affiliates(2)	3	6
Imbalances payable to affiliates(3)	—	1
Affiliated notes receivable(4)	9	5

(1)	Includes $17 million due from Atlantic Coast Pipeline, an affiliated VIE.
(2)	Amounts are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(4)	Amounts are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.

Dominion Gas’ borrowings under the IRCA with Dominion totaled $384 million and $1.3 billion as of December 31, 2014 and 2013, respectively. Interest charges related to Dominion Gas’ total borrowings from Dominion were $4 million, $35 million and $61 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 25. OPERATING SEGMENTS

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

In the second quarter of 2013, Dominion commenced a restructuring of its producer services business, which aggregates natural gas supply, engages in natural gas trading and marketing activities and natural gas supply management and provides price risk management services to Dominion affiliates. The restructuring, which was completed in the first quarter of 2014, resulted in the termination of natural gas trading and certain energy marketing activities. As a result, the earnings impact from natural gas trading and certain energy marketing activities has been included in the Corporate and Other Segment of Dominion for 2014.

In 2014, Dominion reported after-tax net expense of $970 million in the Corporate and Other segment, with $544 million of these net expenses attributable to specific items related to its operating segments.

The net expenses for specific items in 2014 primarily related to the impact of the following items:

•

$374 million ($248 million after-tax) in charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, attributable to Dominion Generation;

•	A $319 million ($193 million after-tax) net loss related to the producer services business discussed above, attributable to Dominion Energy; and
•	A $121 million ($74 million after-tax) charge related to a settlement offer to incur future ash pond closure costs at certain utility generation facilities, attributable to Dominion Generation.

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

Combined Notes to Consolidated Financial Statements, Continued

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

•	An $87 million ($53 million after-tax) charge reflecting restoration costs associated with damage caused by severe storms, attributable to DVP; and
•	A $49 million ($22 million after-tax) loss from discontinued operations of State Line and Salem Harbor which were sold in 2012, attributable to Dominion Generation.

The following table presents segment information pertaining to Dominion’s operations:

Year Ended December 31,	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2014
Total revenue from external customers	$1,918	$7,665	$1,718	$(12)	$1,147	$12,436
Intersegment revenue	18	70	1,174	572	(1,834)	—
Total operating revenue	1,936	7,735	2,892	560	(687)	12,436
Depreciation, depletion and amortization	462	516	241	73	—	1,292
Equity in earnings of equity method investees	—	(18)	54	10	—	46
Interest income	—	67	14	20	(33)	68
Interest and related charges	205	240	11	770	(33)	1,193
Income taxes	317	392	436	(693)	—	452
Net income (loss) attributable to Dominion	502	1,101	677	(970)	—	1,310
Investment in equity method investees	—	262	796	23	—	1,081
Capital expenditures	1,652	2,466	1,329	104	—	5,551
Total assets (billions)	13.0	24.2	12.7	8.7	(4.3)	54.3
2013
Total revenue from external customers	$1,825	$8,445	$1,783	$3	$1,064	$13,120
Intersegment revenue	9	68	1,063	609	(1,749)	—
Total operating revenue	1,834	8,513	2,846	612	(685)	13,120
Depreciation, depletion and amortization	427	518	228	35	—	1,208
Equity in earnings of equity method investees	—	(14)	21	7	—	14
Interest income	—	66	12	42	(66)	54
Interest and related charges	175	220	26	522	(66)	877
Income taxes	287	483	409	(287)	—	892
Loss from discontinued operations, net of tax	—	—	—	(92)	—	(92)
Net income (loss) attributable to Dominion	475	1,031	643	(452)	—	1,697
Investment in equity method investees	—	280	615	21	—	916
Capital expenditures	1,361	1,605	1,043	95	—	4,104
Total assets (billions)	11.9	22.0	12.1	8.5	(4.4)	50.1
2012
Total revenue from external customers	$1,846	$8,170	$1,813	$155	$851	$12,835
Intersegment revenue	9	104	930	608	(1,651)	—
Total operating revenue	1,855	8,274	2,743	763	(800)	12,835
Depreciation, depletion and amortization	392	483	216	36	—	1,127
Equity in earnings of equity method investees	—	3	23	(1)	—	25
Interest income	1	65	30	71	(106)	61
Interest and related charges	187	177	47	511	(106)	816
Income taxes	278	576	352	(395)	—	811
Loss from discontinued operations, net of tax	—	—	—	(1,125)	—	(1,125)
Net income (loss) attributable to Dominion	439	1,021	551	(1,709)	—	302
Capital expenditures	1,158	1,615	1,350	22	—	4,145

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

In 2014, Virginia Power reported after-tax net expenses of $342 million for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2014 primarily related to the impact of the following:

•

$374 million ($248 million after-tax) in charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, attributable to Dominion Generation; and

•	A $121 million ($74 million after-tax) charge related to a settlement offer to incur future ash pond closure costs at certain utility generation facilities, attributable to Dominion Generation.

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

The net expenses for specific items in 2012 primarily related to the impact of the following:

•	An $87 million ($53 million after-tax) charge reflecting restoration costs associated with damage caused by severe storms, attributable to DVP.

The following table presents segment information pertaining to Virginia Power’s operations:

Year Ended December 31,	DVP	Dominion Generation	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2014
Operating revenue	$1,928	$5,651	$—	$—	$7,579
Depreciation and amortization	462	416	37	—	915
Interest income	—	8	—	—	8
Interest and related charges	205	203	3	—	411
Income taxes	317	416	(185)	—	548
Net income (loss)	509	691	(342)	—	858
Capital expenditures	1,651	1,456	—	—	3,107
Total assets (billions)	13.2	16.4	—	(0.1)	29.5
2013
Operating revenue	$1,826	$5,475	$(6)	$—	$7,295
Depreciation and amortization	427	425	1	—	853
Interest income	—	6	—	—	6
Interest and related charges	175	192	2	—	369
Income taxes	286	399	(26)	—	659
Net income (loss)	483	702	(47)	—	1,138
Capital expenditures	1,360	1,173	—	—	2,533
Total assets (billions)	12.0	15.1	—	(0.1)	27.0
2012
Operating revenue	$1,847	$5,379	$—	$—	$7,226
Depreciation and amortization	392	390	—	—	782
Interest income	1	7	—	—	8
Interest and related charges	186	199	—	—	385
Income taxes	277	403	(27)	—	653
Net income (loss)	448	653	(51)	—	1,050
Capital expenditures	1,142	1,146	—	—	2,288

DOMINION GAS

The Corporate and Other Segment of Dominion Gas primarily includes specific items attributable to Dominion Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance and the effect of certain items recorded at Dominion Gas as a result of Dominion’s basis in the net assets contributed.

In 2014, Dominion Gas reported after-tax net expenses of $9 million in its Corporate and Other segment, with none of these net expenses attributable to specific items related to its operating segment.

In 2013, Dominion Gas reported after-tax net expenses of $49 million in the Corporate and Other segment, with $41 million of these net expenses attributable to specific items related to its operating segment.

Combined Notes to Consolidated Financial Statements, Continued

The net expenses for specific items in 2013 primarily related to the impact of the following:

•	$55 million ($33 million after-tax) of impairment charges related to certain natural gas infrastructure assets; and
•	A $14 million ($8 million after-tax) charge primarily reflecting severance pay and other benefits related to workforce reductions.

In 2012, Dominion Gas reported after-tax net expenses of $10 million in its Corporate and Other segment, with none of these net expenses attributable to specific items related to its operating segment.

The following table presents segment information pertaining to Dominion Gas’ operations:

Year Ended December 31,	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
2014
Operating revenue	$1,898	$—	$1,898
Depreciation and amortization	197	—	197
Equity in earnings of equity method investees	21	—	21
Interest income	1	—	1
Interest and related charges	27	—	27
Income taxes	340	(6)	334
Net income (loss)	521	(9)	512
Investment in equity method investees	107	—	107
Capital expenditures	719	—	719
Total assets (billions)	9.2	0.6	9.8
2013
Operating revenue	$1,937	$—	$1,937
Depreciation and amortization	188	—	188
Equity in earnings of equity method investees	22	—	22
Interest income	2	—	2
Interest and related charges	28	—	28
Income taxes	333	(32)	301
Net income (loss)	510	(49)	461
Investment in equity method investees	105	—	105
Capital expenditures	650	—	650
Total assets (billions)	8.5	0.6	9.1
2012
Operating revenue	$1,677	$—	$1,677
Depreciation and amortization	176	—	176
Equity in earnings of equity method investees	23	—	23
Interest income	2	—	2
Interest and related charges	40	—	40
Income taxes	293	(5)	288
Net income (loss)	469	(10)	459
Capital expenditures	928	—	928

NOTE 26. QUARTERLY FINANCIAL AND COMMON STOCK DATA (UNAUDITED)

A summary of the Companies’ quarterly results of operations for the years ended December 31, 2014 and 2013 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

DOMINION

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions, except per share amounts)
2014
Operating revenue	$3,630	$2,813	$3,050	$2,943	$12,436
Income from operations	768	394	921	638	2,721
Net income including noncontrolling interests	385	161	531	249	1,326
Income from continuing operations(1)	379	159	529	243	1,310
Net income attributable to Dominion	379	159	529	243	1,310
Basic EPS:
Income from continuing operations(1)	0.65	0.27	0.91	0.42	2.25
Net income attributable to Dominion	0.65	0.27	0.91	0.42	2.25
Diluted EPS:
Income from continuing operations(1)	0.65	0.27	0.90	0.42	2.24
Net income attributable to Dominion	0.65	0.27	0.90	0.42	2.24
Dividends declared per share	0.60	0.60	0.60	0.60	2.40
Common stock prices (intraday high-low)	$72.22 - 63.14	$73.75 - 67.06	$71.62 - 64.71	$80.89 - 65.53	$80.89 - 63.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions, except per share amounts)
2013
Operating revenue	$3,523	$2,980	$3,432	$3,185	$13,120
Income from operations	930	548	1,034	804	3,316
Net income including noncontrolling interests	502	208	575	435	1,720
Income from continuing operations(1)	494	272	592	431	1,789
Income (loss) from discontinued operations(1)	1	(70)	(23)	—	(92)
Net income attributable to Dominion	495	202	569	431	1,697
Basic EPS:
Income from continuing operations(1)	0.86	0.47	1.02	0.74	3.09
Income (loss) from discontinued operations(1)	—	(0.12)	(0.04)	—	(0.16)
Net income attributable to Dominion	0.86	0.35	0.98	0.74	2.93
Diluted EPS:
Income from continuing operations(1)	0.86	0.47	1.02	0.74	3.09
Income (loss) from discontinued operations(1)	—	(0.12)	(0.04)	—	(0.16)
Net income attributable to Dominion	0.86	0.35	0.98	0.74	2.93
Dividends declared per share	0.5625	0.5625	0.5625	0.5625	2.25
Common stock prices (intraday high-low)	$58.25 - 51.92	$61.85 - 53.79	$64.04 - 55.51	$67.97 - 61.36	$67.97 - 51.92

(1)	Amounts attributable to Dominion’s common shareholders.

Dominion’s 2014 results include the impact of the following significant items:

•

Fourth quarter results include $172 million in after-tax charges associated with the Liability Management Exercise in 2014 and $74 million in after-tax costs related to Virginia Power’s settlement offer to incur future ash pond closure costs at certain utility generation facilities.

•

Second quarter results include $191 million in after-tax charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

•

First quarter results include a $193 million after-tax reduction in revenues associated with the repositioning of Dominion’s producer services business which was completed in the first quarter of 2014.

Combined Notes to Consolidated Financial Statements, Continued

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

VIRGINIA POWER

Virginia Power’s quarterly results of operations were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions)
2014
Operating revenue	$1,983	$1,729	$2,053	$1,814	$7,579
Income from operations	613	205	594	312	1,724
Net income	324	69	314	151	858
Balance available for common stock	318	67	312	148	845
2013
Operating revenue	$1,781	$1,710	$2,059	$1,745	$7,295
Income from operations	530	463	679	408	2,080
Net income	287	265	387	199	1,138
Balance available for common stock	283	261	383	194	1,121

Virginia Power’s 2014 results include the impact of the following significant items:

•	Fourth quarter results include $74 million in after-tax costs related to Virginia Power’s settlement offer to incur future ash pond closure costs at certain utility generation facilities.
•

Second quarter results include a $191 million after-tax charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

Virginia Power’s 2013 results include the impact of the following significant item:

•	Fourth quarter results include a $28 million after-tax charge resulting from impacts of the 2013 Biennial Review Order.

DOMINION GAS

Dominion Gas’ quarterly results of operations were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions)
2014
Operating revenue	$569	$428	$391	$510	$1,898
Income from operations	265	154	177	255	851
Net income	164	93	107	148	512
2013
Operating revenue	$586	$430	$388	$533	$1,937
Income from operations	224	88	217	233	762
Net income	138	53	130	140	461

Dominion Gas’ 2014 results include the impact of the following significant item:

•	Fourth quarter results include a $36 million after-tax gain from agreements to convey Marcellus Shale development rights underneath several natural gas storage fields.

Dominion Gas’ 2013 results include the impact of the following significant item:

•	Second quarter results include a $33 million after-tax charge resulting from the impairment of certain natural gas infrastructure assets.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion’s 2014 Annual Report to contain a management’s report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2014, Dominion makes the following assertions:

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

Management evaluated Dominion’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion maintained effective internal control over financial reporting as of December 31, 2014.

Dominion’s independent registered public accounting firm is engaged to express an opinion on Dominion’s internal control over financial reporting, as stated in their report which is included herein.

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dominion Resources, Inc.

Richmond, Virginia

We have audited the internal control over financial reporting of Dominion Resources, Inc. and subsidiaries (“Dominion”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Dominion’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dominion’s internal control over financial reporting based on our audit.

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

In our opinion, Dominion maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of Dominion and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2015

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power’s 2014 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2014, Virginia Power makes the following assertions:

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

Management evaluated Virginia Power’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2014.

This annual report does not include an attestation report of Virginia Power’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Virginia Power’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 27, 2015

DOMINION GAS

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of Dominion Gas’ disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the CEO and CFO of Dominion Gas. Based upon that evaluation, the CEO and CFO of Dominion Gas concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this report.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, an independent registered public accounting firm must attest to a company’s internal control over financial reporting. This first Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Dominion Gas’ independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of Dominion Gas’ internal control over financial reporting as of December 31, 2015. Management’s report will not be subject to attestation by Dominion Gas’ independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Gas’ internal control over financial reporting during the quarter ended December 31, 2014.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DOMINION

The following information for Dominion is incorporated by reference from the Dominion 2015 Proxy Statement, which will be filed on or around March 23, 2015:

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

Item 11. Executive Compensation

DOMINION

The following information about Dominion is contained in the 2015 Proxy Statement and is incorporated by reference: the information regarding executive compensation contained under the headings Compensation Discussion and Analysis and Executive Compensation; the information regarding Compensation Committee interlocks contained under the heading Compensation Committee Interlocks and Insider Participation; the Compensation, Governance and Nominating Committee Report; and the information regarding director compensation contained under the heading Non-Employee Director Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DOMINION

The information concerning stock ownership by directors, executive officers and five percent beneficial owners contained under the headings Share Ownership-Director and Officer Share Ownership and Significant Shareholders in the 2015 Proxy Statement is incorporated by reference.

The information regarding equity securities of Dominion that are authorized for issuance under its equity compensation plans contained under the heading Executive Compensation-Equity Compensation Plans in the 2015 Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DOMINION

The information regarding related party transactions required by this item found under the heading Related Party Transactions, and information regarding director independence found under the heading Director Independence, in the 2015 Proxy Statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services

DOMINION

The information concerning principal accountant fees and services contained under the heading Auditors-Fees and Pre-Approval Policy in the 2015 Proxy Statement is incorporated by reference.

VIRGINIA POWER AND DOMINION GAS

The following table presents fees paid to Deloitte & Touche LLP for services related to Virginia Power and Dominion Gas for the fiscal years ended December 31, 2014 and 2013.

Type of Fees	2014	2013
(millions)
Virginia Power
Audit fees	$1.96	$1.89
Audit-related fees	—	0.02
Tax fees	—	—
All other fees	—	—
Total fees	$1.96	$1.91
Dominion Gas
Audit fees	$0.52	$—
Audit-related fees	0.14	—
Tax fees	—	—
All other fees	—	—
Total fees	$0.66	$—

Audit Fees represent fees of Deloitte & Touche LLP for the audit of Virginia Power’s and Dominion Gas’ annual consolidated financial statements, the review of financial statements included in Virginia Power’s and Dominion Gas’ quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.

Audit-Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of Virginia Power’s and Dominion Gas’ consolidated financial statements or internal control over financial reporting. This category may include fees related to the performance of audits and attest services not required by statute or regulations, due diligence related to mergers, acquisitions, and investments, and accounting consultations about the application of GAAP to proposed transactions.

Virginia Power’s and Dominion Gas’ Boards of Directors have adopted the Dominion Audit Committee pre-approval policy for their independent auditor’s services and fees and have delegated the execution of this policy to the Dominion Audit Committee. In accordance with this delegation, each year the Dominion Audit Committee pre-approves a schedule that details the services to be provided for the following year and an estimated charge for such services. At its January 2015 meeting, the Dominion Audit Committee approved Virginia Power’s and Dominion Gas’ schedules of services and fees for 2015. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Audit Committee or a member of the Dominion Audit Committee.

The audit fees for Dominion Gas presented above for the year ended December 31, 2014, were for professional services rendered during the period subsequent to Dominion Gas becoming an SEC registrant. Total audit fees and audit-related fees incurred prior to Dominion Gas becoming an SEC registrant were $680 thousand and $70 thousand, respectively, and were paid by Dominion.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

See Index on page 56.

2. All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

3. Exhibits (incorporated by reference unless otherwise noted)

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
2	Purchase and Sale Agreement between Dominion Resources, Inc., Dominion Energy, Inc., Dominion Transmission, Inc. and CONSOL Energy Holdings LLC VI (Exhibit 99.1, Form 8-K filed March 15, 2010, File No. 1-8489).	X

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 3, 2013 (Exhibit 3.1, Form 8-K filed May 3, 2013, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1.a	See Exhibit 3.1.a above.	X

4.1.b	See Exhibit 3.1.b above.		X

4.2	Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by Fifty-Eighth Supplemental Indenture (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255); Ninety-Second Supplemental Indenture, dated as of July 1, 2012 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2012 filed August 1, 2012, File No. 1-2255).	X	X

4.3	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Tenth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Twelfth Supplemental Indenture, dated January 1, 2006 (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Thirteenth Supplemental Indenture, dated as of January 1, 2006 (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Form of Seventeenth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2013 (Exhibit 4.3, Form 8-K filed August 15, 2013, File No. 1-2255); Twenty-Seventh Supplemental Indenture, dated February 1, 2014 (Exhibit 4.3, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Eighth Supplemental Indenture, dated February 1, 2014 (Exhibit 4.4, Form 8-K filed February 7, 2014, File No. 1-2255).

4.4	Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by a Form of Second Supplemental Indenture, dated January 1, 2001 (Exhibit 4.6, Form 8-K filed January 12, 2001, File No. 1-8489).	X

4.5	Indenture, dated April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to United States Trust Company of New York) (Exhibit (4), Certificate of Notification No. 1 filed April 19, 1995, File No. 70-8107); Securities Resolution No. 2 effective as of October 16, 1996 (Exhibit 2, Form 8-A filed October 18, 1996, File No. 1-3196 and relating to the 6 7/8% Debentures Due October 15, 2026); Securities Resolution No. 4 effective as of December 9, 1997 (Exhibit 2, Form 8-A filed December 12, 1997, File No. 1-3196 and relating to the 6.80% Debentures Due December 15, 2027).	X

4.6	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of Sixteenth Supplemental Indenture, dated December 1, 2002 (Exhibit 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Form of Twenty-First Supplemental Indenture, dated March 1, 2003 (Exhibits 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Fifth Supplemental Indenture, dated January 1, 2004 (Exhibit 4.2, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Form of Twenty-Ninth Supplemental Indenture, dated June 1, 2005 (Exhibit 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-Second Supplemental Indenture, dated November 1, 2006 (Exhibit 4.2, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 30, 2007, File No. 1-8489); Forms of Thirty-Fifth and Thirty-Sixth Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2 and 4.3, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 15, 2011, File No. 1-8489); Forty-Fifth	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

Supplemental Indenture, dated September 1, 2012 (Exhibit 4.3, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Sixth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.4, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Seventh Supplemental Indenture, dated September 1, 2012 (Exhibit 4.5, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Eighth Supplemental Indenture, dated March 1, 2014 (Exhibit 4.3, Form 8-K, filed March 24, 2014, File No. 1-8489); Forty-Ninth Supplemental Indenture, dated November 1, 2014 (Exhibit 4.3, Form 8-K, filed November 25, 2014, File No. 1-8489); Fiftieth Supplemental Indenture, dated November 1, 2014 (Exhibit 4.4, Form 8-K, filed November 25, 2014, File No. 1-8489); Fifty-First Supplemental Indenture, dated November 1, 2014 (Exhibit 4.5, Form 8-K, filed November 25, 2014, File No. 1-8489).

4.7	Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to Bank One Trust Company, National Association) (Exhibit 4.1, Form S-3 Registration Statement filed December 22, 2000, File No. 333-52602); Form of Fifth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed November 25, 2003, File No. 1-3196); Form of Sixth Supplemental Indenture, dated November 1, 2004 (Exhibit 4.2, Form 8-K filed November 16, 2004, File No. 1-3196).	X

4.8	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Form of Third Supplemental and Amending Indenture, dated June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2014, File No. 1-8489).	X

4.9	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 23, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

4.10	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated September 29, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

4.11	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 17, 2009 (Exhibit 4.3, Form 8-K filed June 15, 2009, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated July 18, 2014 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489).	X

4.12	Series A Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.7, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.13	Series B Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.8, Form 8-K filed June 7, 2013, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

4.14	2014 Series A Purchase Contract and Pledge Agreement, dated as of July 1, 2014, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.5, Form 8-K filed July 1, 2014, File No. 1-8489).	X

4.15	Indenture, dated as of October 1, 2013, between Dominion Gas Holdings, LLC and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form S-4 filed April 4, 2014, File No. 333-195066); First Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.2, Form S-4 filed April 4, 2014, File No. 333-195066); Second Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.3, Form S-4 filed April 4, 2014, File No. 333-195066); Third Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.4, Form S-4 filed April 4, 2014, File No. 333-195066); Fourth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.2, Form 8-K filed December 8, 2014, File No. 333-195066); Fifth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.3, Form 8-K filed December 8, 2014, File No. 333-195066); Sixth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.4, Form 8-K filed December 8, 2014, File No. 333-195066).	X		X

10.1	DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (Exhibit 10.1, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489).	X

10.2	DRS Services Agreement, dated as of January 2012, between Dominion Resources Services, Inc. and Virginia Electric and Power Company (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).		X

10.3	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

10.4	$4,000,000,000 Five-Year Amended and Restated Revolving Credit Agreement, dated May 19, 2014, among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, The Royal Bank of Scotland plc, Bank of America, N.A., Barclays Bank PLC and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed May 19, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.5	$500,000,000 Five-Year Amended and Restated Revolving Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, Keybank National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 2, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.6	Form of Settlement Agreement in the form of a proposed Consent Decree among the United States of America, on behalf of the United States Environmental Protection Agency, the State of New York, the State of New Jersey, the State of Connecticut, the Commonwealth of Virginia and the State of West Virginia and Virginia Electric and Power Company (Exhibit 10, Form 10-Q for the quarter ended March 31, 2003 filed May 9, 2003, File No. 1-8489 and File No. 1-2255).	X	X

10.7*	Dominion Resources, Inc. Executive Supplemental Retirement Plan, as amended and restated effective December 17, 2004 (Exhibit 10.5, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (Exhibit 10.1, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.8*	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company, amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489 and File No. 1-2255), as amended March 31, 2006 (Form 8-K filed April 4, 2006, File No. 1-8489).	X	X	X

10.9*	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company dated January 24, 2013 (effective for certain officers elected subsequent to February 1, 2013) (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2013 filed February 27, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

10.10*	Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (Exhibit 10.2, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.11*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 17, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X	X

10.12*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (Exhibit 10.3, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.13*	Dominion Resources, Inc. New Retirement Benefit Restoration Plan, as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489 and Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-2255), as amended September 26, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.14*	Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, amended as of February 27, 2004 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.1, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.15*	Dominion Resources, Inc. Directors Stock Compensation Plan, as amended February 27, 2004 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.2, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.16*	Dominion Resources, Inc. Directors’ Deferred Cash Compensation Plan, as amended and in effect September 20, 2002 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2002 filed November 8, 2002, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.3, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.17*	Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective January 1, 2008 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489), as amended and restated effective December 17, 2009 (Exhibit 10.18, Form 10-K filed for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).	X

10.18*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated May 7, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489 and File No. 1-2250).	X	X	X

10.19*	Dominion Resources, Inc. Security Option Plan, effective January 1, 2003, amended December 31, 2004 and restated effective January 1, 2005 (Exhibit 10.13, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X	X

10.20*	Letter agreement between Dominion Resources, Inc. and Thomas F. Farrell II, dated February 27, 2003 (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended December 16, 2005 (Exhibit 10.1, Form 8-K filed December 16, 2005, File No. 1-8489).	X	X	X

10.21*	Employment agreement dated February 13, 2007 between Dominion Resources Services, Inc. and Mark F. McGettrick (Exhibit 10.34, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489).	X	X	X

10.22*	Supplemental Retirement Agreement dated October 22, 2003 between Dominion Resources, Inc. and Paul D. Koonce (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-2255).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

10.23*	Supplemental Retirement Agreement dated December 12, 2000, between Dominion Resources, Inc. and David A. Christian (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2001 filed March 11, 2002, File No. 1-2255).	X	X	X

10.24*	Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255).	X	X	X

10.25*	Form of Restricted Stock Award Agreement under 2009 Long-Term Compensation Program approved January 26, 2009 (Exhibit 10.2, Form 8-K filed January 29, 2009, File No. 1-8489).	X	X	X

10.26*	Dominion Resources, Inc. 2005 Incentive Compensation Plan, originally effective May 1, 2005, as amended and restated effective December 20, 2011 (Exhibit 10.32, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).	X	X	X

10.27*	2010 Performance Grant Plan under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.1, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X	X

10.28*	Form of Restricted Stock Award Agreement under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.2, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X	X

10.29*	Supplemental Retirement Agreement with Mark F. McGettrick effective May 19, 2010 (Exhibit 10.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X	X	X

10.30*	2011 Performance Grant Plan under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.1, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X	X

10.31*	Form of Restricted Stock Award Agreement under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.2, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X	X

10.32*	Form of Restricted Stock Award Agreement for Mark F. McGettrick, Paul D. Koonce and David A. Christian approved December 17, 2012 (Exhibit 10.1, Form 8-K filed December 21, 2012, File No. 1-8489).	X	X	X

10.33*	2012 Performance Grant Plan under the 2012 Long-Term Incentive Program approved January 19, 2012 (Exhibit 10.1, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X	X

10.34*	Form of Restricted Stock Award Agreement under the 2012 Long-term Incentive Program approved January 19, 2012 (Exhibit 10.2, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X	X

10.35*	2013 Performance Grant Plan under 2013 Long-Term Incentive Program approved January 24, 2013 (Exhibit 10.1, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X	X

10.36*	Form of Restricted Stock Award Agreement under the 2013 Long-term Incentive Program approved January 24, 2013 (Exhibit 10.2, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X	X

10.37*	Restricted Stock Award Agreement for Thomas F. Farrell II, dated December 17, 2010 (Exhibit 10.1, Form 8-K filed December 17, 2010, File No. 1-8489).	X	X	X

10.38*	Retirement Agreement, dated as of June 20, 2013, between Dominion Resources, Inc. and Gary L. Sypolt (Exhibit 10.1, Form 8-K filed June 24, 2013, File No. 1-8489).	X

10.39*	2014 Performance Grant Plan under 2014 Long-Term Incentive Program approved January 16, 2014 (Exhibit 10.40, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

10.40*	Form of Restricted Stock Award Agreement under the 2014 Long-term Incentive Program approved January 16, 2014 (Exhibit 10.41, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

10.41*	Form of Special Performance Grant for Thomas F. Farrell II and Mark F. McGettrick approved January 16, 2014 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

10.42*	2015 Performance Grant Plan under 2015 Long-Term Incentive Program approved January 22, 2015 (filed herewith).	X	X	X

10.43*	Form of Restricted Stock Award Agreement under the 2015 Long-term Incentive Program approved January 22, 2015 (filed herewith).	X	X	X

10.44*	Base salaries for named executive officers of Dominion Resources, Inc. (filed herewith).	X

10.45*	Non-employee directors’ annual compensation for Dominion Resources, Inc. (filed herewith).	X

10.46*	Dominion Resources, Inc. 2014 Incentive Compensation Plan, effective May 7, 2014 (Exhibit 10.1, Form 8-K filed May 7, 2014, File No. 1-8489).	X	X	X

10.47	Registration Rights Agreement, dated as of October 22, 2013, by and among Dominion Gas Holdings, LLC and RBC Capital Markets, LLC, RBS Securities Inc. and Scotia Capital (USA) Inc., as the initial purchasers of the Notes (Exhibit 10.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.48	Inter-Company Credit Agreement, dated October 17, 2013, between Dominion Resources, Inc. and Dominion Gas Holdings, LLC (Exhibit 10.2, Form S-4 filed April 4, 2014, File No. 333-195066).	X		X

10.49	DRS Services Agreement, dated September 12, 2013, between Dominion Gas Holdings, LLC and Dominion Resources Services, Inc. (Exhibit 10.3, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.50	DRS Services Agreement, dated January 1, 2003, between Dominion Transmission Inc. and Dominion Resources Services, Inc. (Exhibit 10.4, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.51	DRS Services Agreement, dated January 1, 2003, between The East Ohio Company and Dominion Resources Services, Inc. (Exhibit 10.5, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.52	DRS Services Agreement, dated January 1, 2003, between Dominion Iroquois, Inc. and Dominion Resources Services, Inc. (Exhibit 10.6, Form S-4 filed April 4, 2014, File No. 333-195066).			X

12.a	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.b	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.c	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

21	Subsidiaries of Dominion Resources, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP (filed herewith).	X	X	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

101	The following financial statements from Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement

Signatures

DOMINION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES, INC.

By:	/s/ Thomas F. Farrell II
(Thomas F. Farrell II, Chairman, President and Chief Executive Officer)

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2015.

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
(Thomas F. Farrell II, Chairman of the Board of Directors and Chief Executive Officer)

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2015.

Signature	Title

/s/ Thomas F. Farrell II Thomas F. Farrell II	Chairman of the Board of Directors and Chief Executive Officer

/s/ Mark F. McGettrick Mark F. McGettrick	Director, Executive Vice President and Chief Financial Officer

/s/ Mark O. Webb Mark O. Webb	Director

/s/ Michele L. Cardiff Michele L. Cardiff	Vice President, Controller and Chief Accounting Officer

Dominion Gas

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION GAS HOLDINGS, LLC

By:	/S/ THOMAS F. FARRELL II
(Thomas F. Farrell II, Chairman of the Board of Directors and Chief Executive Officer)

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2015.

Signature	Title

/s/ Thomas F. Farrell II Thomas F. Farrell II	Chairman of the Board of Directors and Chief Executive Officer

/s/ Mark F. McGettrick Mark F. McGettrick	Director, Executive Vice President and Chief Financial Officer

/s/ Mark O. Webb Mark O. Webb	Director

/s/ Michele L. Cardiff Michele L. Cardiff	Vice President, Controller and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
2	Purchase and Sale Agreement between Dominion Resources, Inc., Dominion Energy, Inc., Dominion Transmission, Inc. and CONSOL Energy Holdings LLC VI (Exhibit 99.1, Form 8-K filed March 15, 2010, File No. 1-8489).	X

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 3, 2013 (Exhibit 3.1, Form 8-K filed May 3, 2013, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1.a	See Exhibit 3.1.a above.	X

4.1.b	See Exhibit 3.1.b above.		X

4.2	Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by Fifty-Eighth Supplemental Indenture (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255); Ninety-Second Supplemental Indenture, dated as of July 1, 2012 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2012 filed August 1, 2012, File No. 1-2255).	X	X

4.3	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Tenth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Twelfth Supplemental Indenture, dated January 1, 2006 (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Thirteenth Supplemental Indenture, dated as of January 1, 2006 (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Form of Seventeenth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255); Twenty-	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
Sixth Supplemental Indenture, dated as of August 1, 2013 (Exhibit 4.3, Form 8-K filed August 15, 2013, File No. 1-2255); Twenty-Seventh Supplemental Indenture, dated February 1, 2014 (Exhibit 4.3, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Eighth Supplemental Indenture, dated February 1, 2014 (Exhibit 4.4, Form 8-K filed February 7, 2014, File No. 1-2255).

4.4	Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by a Form of Second Supplemental Indenture, dated January 1, 2001 (Exhibit 4.6, Form 8-K filed January 12, 2001, File No. 1-8489).	X

4.5	Indenture, dated April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to United States Trust Company of New York) (Exhibit (4), Certificate of Notification No. 1 filed April 19, 1995, File No. 70-8107); Securities Resolution No. 2 effective as of October 16, 1996 (Exhibit 2, Form 8-A filed October 18, 1996, File No. 1-3196 and relating to the 6 7/8% Debentures Due October 15, 2026); Securities Resolution No. 4 effective as of December 9, 1997 (Exhibit 2, Form 8-A filed December 12, 1997, File No. 1-3196 and relating to the 6.80% Debentures Due December 15, 2027).	X

4.6	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of Sixteenth Supplemental Indenture, dated December 1, 2002 (Exhibit 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Form of Twenty-First Supplemental Indenture, dated March 1, 2003 (Exhibits 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Fifth Supplemental Indenture, dated January 1, 2004 (Exhibit 4.2, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Form of Twenty-Ninth Supplemental Indenture, dated June 1, 2005 (Exhibit 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-Second Supplemental Indenture, dated November 1, 2006 (Exhibit 4.2, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 30, 2007, File No. 1-8489); Forms of Thirty-Fifth and Thirty-Sixth Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2 and 4.3, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 15, 2011, File No. 1-8489); Forty-Fifth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.3, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Sixth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.4, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Seventh Supplemental Indenture, dated September 1, 2012 (Exhibit 4.5, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Eighth Supplemental Indenture, dated March 1, 2014 (Exhibit 4.3, Form 8-K, filed March 24, 2014, File No. 1-8489); Forty-Ninth Supplemental Indenture, dated November 1, 2014 (Exhibit 4.3, Form 8-K, filed November 25, 2014, File No. 1-8489); Fiftieth	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
Supplemental Indenture, dated November 1, 2014 (Exhibit 4.4, Form 8-K, filed November 25, 2014, File No. 1-8489); Fifty-First Supplemental Indenture, dated November 1, 2014 (Exhibit 4.5, Form 8-K, filed November 25, 2014, File No. 1-8489).

4.7	Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to Bank One Trust Company, National Association) (Exhibit 4.1, Form S-3 Registration Statement filed December 22, 2000, File No. 333-52602); Form of Fifth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed November 25, 2003, File No. 1-3196); Form of Sixth Supplemental Indenture, dated November 1, 2004 (Exhibit 4.2, Form 8-K filed November 16, 2004, File No. 1-3196).	X

4.8	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Form of Third Supplemental and Amending Indenture, dated June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2014, File No. 1-8489).	X

4.9	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 23, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

4.10	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated September 29, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

4.11	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 17, 2009 (Exhibit 4.3, Form 8-K filed June 15, 2009, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated July 18, 2014 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489).	X

4.12	Series A Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.7, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.13	Series B Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.8, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.14	2014 Series A Purchase Contract and Pledge Agreement, dated as of July 1, 2014, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.5, Form 8-K filed July 1, 2014, File No. 1-8489).	X

4.15	Indenture, dated as of October 1, 2013, between Dominion Gas Holdings, LLC and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form S-4 filed April 4, 2014, File No. 333-195066); First Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.2,	X		X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
Form S-4 filed April 4, 2014, File No. 333-195066); Second Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.3, Form S-4 filed April 4, 2014, File No. 333-195066); Third Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.4, Form S-4 filed April 4, 2014, File No. 333-195066); Fourth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.2, Form 8-K filed December 8, 2014, File No. 333-195066); Fifth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.3, Form 8-K filed December 8, 2014, File No. 333-195066); Sixth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.4, Form 8-K filed December 8, 2014, File No. 333-195066).

10.1	DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (Exhibit 10.1, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489).	X

10.2	DRS Services Agreement, dated as of January 2012, between Dominion Resources Services, Inc. and Virginia Electric and Power Company (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).		X

10.3	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

10.4	$4,000,000,000 Five-Year Amended and Restated Revolving Credit Agreement, dated May 19, 2014, among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, The Royal Bank of Scotland plc, Bank of America, N.A., Barclays Bank PLC and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed May 19, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.5	$500,000,000 Five-Year Amended and Restated Revolving Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, Keybank National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 2, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.6	Form of Settlement Agreement in the form of a proposed Consent Decree among the United States of America, on behalf of the United States Environmental Protection Agency, the State of New York, the State of New Jersey, the State of Connecticut, the Commonwealth of Virginia and the State of West Virginia and Virginia Electric and Power Company (Exhibit 10, Form 10-Q for the quarter ended March 31, 2003 filed May 9, 2003, File No. 1-8489 and File No. 1-2255).	X	X

10.7*	Dominion Resources, Inc. Executive Supplemental Retirement Plan, as amended and restated effective December 17, 2004 (Exhibit 10.5, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (Exhibit 10.1, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.8*	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company, amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489 and File No. 1-2255), as amended March 31, 2006 (Form 8-K filed April 4, 2006, File No. 1-8489).	X	X	X

10.9*	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company dated January 24, 2013 (effective for certain officers elected subsequent to February 1, 2013) (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2013 filed February 27, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.10*	Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (Exhibit 10.2, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.11*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 17, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

10.12*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (Exhibit 10.3, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.13*	Dominion Resources, Inc. New Retirement Benefit Restoration Plan, as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489 and Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-2255), as amended September 26, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.14*	Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, amended as of February 27, 2004 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.1, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.15*	Dominion Resources, Inc. Directors Stock Compensation Plan, as amended February 27, 2004 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.2, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.16*	Dominion Resources, Inc. Directors’ Deferred Cash Compensation Plan, as amended and in effect September 20, 2002 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2002 filed November 8, 2002, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.3, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.17*	Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective January 1, 2008 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489), as amended and restated effective December 17, 2009 (Exhibit 10.18, Form 10-K filed for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).	X

10.18*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated May 7, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489 and File No. 1-2250).	X	X	X

10.19*	Dominion Resources, Inc. Security Option Plan, effective January 1, 2003, amended December 31, 2004 and restated effective January 1, 2005 (Exhibit 10.13, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X	X

10.20*	Letter agreement between Dominion Resources, Inc. and Thomas F. Farrell II, dated February 27, 2003 (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended December 16, 2005 (Exhibit 10.1, Form 8-K filed December 16, 2005, File No. 1-8489).	X	X	X

10.21*	Employment agreement dated February 13, 2007 between Dominion Resources Services, Inc. and Mark F. McGettrick (Exhibit 10.34, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489).	X	X	X

10.22*	Supplemental Retirement Agreement dated October 22, 2003 between Dominion Resources, Inc. and Paul D. Koonce (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-2255).	X	X	X

10.23*	Supplemental Retirement Agreement dated December 12, 2000, between Dominion Resources, Inc. and David A. Christian (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2001 filed March 11, 2002, File No. 1-2255).	X	X	X

10.24*	Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
(Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255).

10.25*	Form of Restricted Stock Award Agreement under 2009 Long-Term Compensation Program approved January 26, 2009 (Exhibit 10.2, Form 8-K filed January 29, 2009, File No. 1-8489).	X	X	X

10.26*	Dominion Resources, Inc. 2005 Incentive Compensation Plan, originally effective May 1, 2005, as amended and restated effective December 20, 2011 (Exhibit 10.32, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).	X	X	X

10.27*	2010 Performance Grant Plan under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.1, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X	X

10.28*	Form of Restricted Stock Award Agreement under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.2, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X	X

10.29*	Supplemental Retirement Agreement with Mark F. McGettrick effective May 19, 2010 (Exhibit 10.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X	X	X

10.30*	2011 Performance Grant Plan under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.1, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X	X

10.31*	Form of Restricted Stock Award Agreement under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.2, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X	X

10.32*	Form of Restricted Stock Award Agreement for Mark F. McGettrick, Paul D. Koonce and David A. Christian approved December 17, 2012 (Exhibit 10.1, Form 8-K filed December 21, 2012, File No. 1-8489).	X	X	X

10.33*	2012 Performance Grant Plan under the 2012 Long-Term Incentive Program approved January 19, 2012 (Exhibit 10.1, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X	X

10.34*	Form of Restricted Stock Award Agreement under the 2012 Long-term Incentive Program approved January 19, 2012 (Exhibit 10.2, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X	X

10.35*	2013 Performance Grant Plan under 2013 Long-Term Incentive Program approved January 24, 2013 (Exhibit 10.1, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X	X

10.36*	Form of Restricted Stock Award Agreement under the 2013 Long-term Incentive Program approved January 24, 2013 (Exhibit 10.2, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X	X

10.37*	Restricted Stock Award Agreement for Thomas F. Farrell II, dated December 17, 2010 (Exhibit 10.1, Form 8-K filed December 17, 2010, File No. 1-8489).	X	X	X

10.38*	Retirement Agreement, dated as of June 20, 2013, between Dominion Resources, Inc. and Gary L. Sypolt (Exhibit 10.1, Form 8-K filed June 24, 2013, File No. 1-8489).	X

10.39*	2014 Performance Grant Plan under 2014 Long-Term Incentive Program approved January 16, 2014 (Exhibit 10.40, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

10.40*	Form of Restricted Stock Award Agreement under the 2014 Long-term Incentive Program approved January 16, 2014 (Exhibit 10.41, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

10.41*	Form of Special Performance Grant for Thomas F. Farrell II and Mark F. McGettrick approved January 16, 2014 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

10.42*	2015 Performance Grant Plan under 2015 Long-Term Incentive Program approved January 22, 2015 (filed herewith).	X	X	X

10.43*	Form of Restricted Stock Award Agreement under the 2015 Long-term Incentive Program approved January 22, 2015 (filed herewith).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

10.44*	Base salaries for named executive officers of Dominion Resources, Inc. (filed herewith).	X

10.45*	Non-employee directors’ annual compensation for Dominion Resources, Inc. (filed herewith).	X

10.46*	Dominion Resources, Inc. 2014 Incentive Compensation Plan, effective May 7, 2014 (Exhibit 10.1, Form 8-K filed May 7, 2014, File No. 1-8489).	X	X	X

10.47	Registration Rights Agreement, dated as of October 22, 2013, by and among Dominion Gas Holdings, LLC and RBC Capital Markets, LLC, RBS Securities Inc. and Scotia Capital (USA) Inc., as the initial purchasers of the Notes (Exhibit 10.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.48	Inter-Company Credit Agreement, dated October 17, 2013, between Dominion Resources, Inc. and Dominion Gas Holdings, LLC (Exhibit 10.2, Form S-4 filed April 4, 2014, File No. 333-195066).	X		X

10.49	DRS Services Agreement, dated September 12, 2013, between Dominion Gas Holdings, LLC and Dominion Resources Services, Inc. (Exhibit 10.3, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.50	DRS Services Agreement, dated January 1, 2003, between Dominion Transmission Inc. and Dominion Resources Services, Inc. (Exhibit 10.4, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.51	DRS Services Agreement, dated January 1, 2003, between The East Ohio Company and Dominion Resources Services, Inc. (Exhibit 10.5, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.52	DRS Services Agreement, dated January 1, 2003, between Dominion Iroquois, Inc. and Dominion Resources Services, Inc. (Exhibit 10.6, Form S-4 filed April 4, 2014, File No. 333-195066).			X

12.a	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.b	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.c	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

21	Subsidiaries of Dominion Resources, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP (filed herewith).	X	X	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

101	The following financial statements from Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement

