Form 10-Q
period 2015-03-31
DOMINION RESOURCES INC /VA/; VIRGINIA ELECTRIC & POWER CO; Dominion Gas Holdings, LLC
filed 2015-05-05
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
Dominion Gas Holdings, LLC Yes ☐ No ☒

At March 31, 2015, the latest practicable date for determination, Dominion Resources, Inc. had 589,330,633 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Resources, Inc. holds all of the membership interests of Dominion Gas Holdings, LLC.

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

VIRGINIA ELECTRIC AND POWER COMPANY AND DOMINION GAS HOLDINGS, LLC MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND ARE FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

2013 Biennial Review Order	Order issued by the Virginia Commission in November 2013 concluding the 2011-2012 biennial review of Virginia Power’s base rates, terms and conditions

2013 Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013

2014 Equity Units	Dominion’s 2014 Series A Equity Units issued in July 2014

AFUDC	Allowance for funds used during construction

AOCI	Accumulated other comprehensive income (loss)

AROs	Asset retirement obligations

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

ATEX line	Appalachia to Texas Express ethane line

Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc.

BACT	Best available control technology

bcf	Billion cubic feet

Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia

Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion and Caiman

BOD	Board of Directors

BP	BP Wind Energy North America Inc.

BREDL	Blue Ridge Environmental Defense League

Bremo	Bremo power station

Brunswick County	A 1,358 MW combined cycle, natural gas-fired power station under construction in Brunswick County, Virginia

CAA	Clean Air Act

Caiman	Caiman Energy II, LLC

CAIR	Clean Air Interstate Rule

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

CFO	Chief Financial Officer

Chesapeake	Chesapeake power station

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Companies	Dominion, Virginia Power and Dominion Gas, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

CPCN	Certificate of Public Convenience and Necessity

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

D.C.	District of Columbia

DCGT	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DEI	Dominion Energy, Inc.

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power and Dominion Gas) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Iroquois	Dominion Iroquois, Inc., which holds a 24.72% general partnership interest in Iroquois

Abbreviation or Acronym	Definition

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, its consolidated subsidiary Cove Point Holdings, or the entirety of Dominion Midstream Partners, LP, and its consolidated subsidiary

Dominion NGL Pipelines, LLC	The initial owner of the 58-mile G-150 pipeline project, which is designed to transport approximately 27,000 barrels per day of NGLs from Natrium to an interconnect with the ATEX line of Enterprise near Follansbee, West Virginia

DRS	Dominion Resources Services, Inc.

DSM	Demand-side management

Dth	Dekatherm

DTI	Dominion Transmission, Inc.

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

Enterprise	Enterprise Product Partners, L.P.

EPA	Environmental Protection Agency

EPC	Engineering, procurement and construction

EPS	Earnings per share

FERC	Federal Energy Regulatory Commission

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

INPO	Institute of Nuclear Power Operations

IRCA	Intercompany revolving credit agreement

Iroquois	Iroquois Gas Transmission System L.P.

ISO	Independent system operator

ISO-NE	ISO New England

Kewaunee	Kewaunee nuclear power station

kV	Kilovolt

Liquefaction Project	A natural gas export/liquefaction facility currently under development by Cove Point

LNG	Liquefied natural gas

Maryland Commission	Public Service Commission of Maryland

MATS	Utility Mercury and Air Toxics Standard Rule

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MGD	Million gallons a day

Millstone	Millstone nuclear power station

MISO	Midcontinent Independent Transmission System Operator, Inc.

Moody’s	Moody’s Investors Service

MW	Megawatt

MWh	Megawatt hour

Natrium	A natural gas and fractionation facility located in Natrium, West Virginia, owned by Blue Racer

NCEMC	North Carolina Electric Membership Corporation

NedPower	A wind-turbine facility joint venture between Dominion and Shell in Grant County, West Virginia

NGLs	Natural gas liquids

North Anna	North Anna nuclear power station

Northern System	Collection of approximately 131 miles of various diameter natural gas pipelines in Ohio

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

NYSE	New York Stock Exchange

Abbreviation or Acronym	Definition

ODEC	Old Dominion Electric Cooperative

Ohio Commission	Public Utilities Commission of Ohio

Order 1000	Order issued by FERC adopting new requirements for electric transmission planning, cost allocation and development

PIPP	Percentage of Income Payment Plan deployed by East Ohio

PIR	Pipeline Infrastructure Replacement Program deployed by East Ohio

PJM	PJM Interconnection, L.L.C.

Possum Point	Possum Point power station

ppb	Parts-per-billion

PSD	Prevention of Significant Deterioration

Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County

Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden

Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center

Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases

ROE	Return on equity

RTO	Regional transmission organization

SEC	Securities and Exchange Commission

SELC	Southern Environmental Law Center

Shell	Shell WindEnergy, Inc.

SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.

U.S.	United States of America

UAO	Unilateral Administrative Order

VDEQ	Virginia Department of Environmental Quality

VEBA	Voluntary Employees’ Beneficiary Association

VIE	Variable interest entity

Virginia City Hybrid Energy Center	A 600 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

WVDEP	West Virginia Department of Environmental Protection

Yorktown	Yorktown power station

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
(millions, except per share amounts)
Operating Revenue	$3,409	$3,630

Operating Expenses
Electric fuel and other energy-related purchases	953	1,334
Purchased electric capacity	94	88
Purchased gas	250	540
Other operations and maintenance	602	425
Depreciation, depletion and amortization	343	308
Other taxes	165	167

Total operating expenses	2,407	2,862

Income from operations	1,002	768

Other income	60	40
Interest and related charges	223	237

Income from continuing operations including noncontrolling interests before income tax expense	839	571
Income tax expense	299	186

Net Income Including Noncontrolling Interests	540	385
Noncontrolling Interests	4	6

Net Income Attributable to Dominion	$536	$379

Earnings Per Common Share - Basic and Diluted
Net income attributable to Dominion	$0.91	$0.65

Dividends declared per common share	$0.6475	$0.6000

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
(millions)
Net income including noncontrolling interests	$540	$385
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(58)	(150)
Changes in unrealized net gains on investment securities(2)	15	29
Changes in unrecognized pension and other postretirement benefit costs(3)	—	(4)
Amounts reclassified to net income:
Net derivative losses-hedging activities(4)	59	160
Net realized gains on investment securities(5)	(21)	(11)
Net pension and other postretirement benefit costs(6)	13	8
Changes in other comprehensive loss from equity method investees	(1)	(7)

Total other comprehensive income	7	25

Comprehensive income including noncontrolling interests	547	410
Comprehensive income attributable to noncontrolling interests	4	6

Comprehensive income attributable to Dominion	$543	$404

(1)	Net of $41 million and $80 million tax for the three months ended March 31, 2015 and 2014, respectively.
(2)	Net of $(11) million and $(1) million tax for the three months ended March 31, 2015 and 2014, respectively.
(3)	Net of $ million and $(4) million tax for the three months ended March 31, 2015 and 2014, respectively.
(4)	Net of $(39) million and $(100) million tax for the three months ended March 31, 2015 and 2014, respectively.
(5)	Net of $12 million and $7 million tax for the three months ended March 31, 2015 and 2014, respectively
(6)	Net of $(9) million and $(6) million tax for the three months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$275	$318
Customer receivables (less allowance for doubtful accounts of $34 at both dates)	1,589	1,514
Other receivables (less allowance for doubtful accounts of $2 and $3)	113	119
Inventories	1,227	1,410
Prepayments	163	167
Deferred income taxes	673	800
Other	1,013	1,287

Total current assets	5,053	5,615

Investments
Nuclear decommissioning trust funds	4,244	4,196
Investment in equity method affiliates	1,085	1,081
Other	288	284

Total investments	5,617	5,561

Property, Plant and Equipment
Property, plant and equipment	52,720	51,406
Accumulated depreciation, depletion and amortization	(15,494)	(15,136)

Total property, plant and equipment, net	37,226	36,270

Deferred Charges and Other Assets
Goodwill	3,294	3,044
Pension and other postretirement benefit assets	979	956
Regulatory assets	1,665	1,642
Other	1,322	1,239

Total deferred charges and other assets	7,260	6,881

Total assets	$55,156	$54,327

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2015	December 31, 2014(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,822	$1,375
Short-term debt	3,200	2,775
Accounts payable	945	952
Derivative liabilities	600	591
Other	1,454	1,505

Total current liabilities	8,021	7,198

Long-Term Debt
Long-term debt	17,896	18,348
Junior subordinated notes	1,373	1,374
Remarketable subordinated notes	2,084	2,083

Total long-term debt	21,353	21,805

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,577	7,444
Asset retirement obligations	1,645	1,633
Regulatory liabilities	2,119	1,991
Other	2,025	2,299

Total deferred credits and other liabilities	13,366	13,367

Total liabilities	42,740	42,370

Commitments and Contingencies (see Note 15)

Equity
Common stock – no par(2)	6,170	5,876
Retained earnings	6,250	6,095
Accumulated other comprehensive loss	(409)	(416)

Total common shareholders’ equity	12,011	11,555

Noncontrolling interests	405	402

Total equity	12,416	11,957

Total liabilities and equity	$55,156	$54,327

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 589 million shares and 585 million shares outstanding at March 31, 2015 and December 31, 2014, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2015	2014
(millions)
Operating Activities
Net income including noncontrolling interests	$540	$385
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	414	378
Deferred income taxes and investment tax credits	277	232
Gains on the sale of assets and businesses	(70)	(159)
Other adjustments	(40)	(34)
Changes in:
Accounts receivable	(65)	(183)
Inventories	148	163
Deferred fuel and purchased gas costs, net	(33)	(304)
Accounts payable	(85)	53
Accrued interest, payroll and taxes	(15)	(55)
Margin deposit assets and liabilities	111	105
Other operating assets and liabilities	(51)	172

Net cash provided by operating activities	1,131	753

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,014)	(1,120)
Acquisition of solar development projects	—	(47)
Acquisition of DCGT	(495)	—
Proceeds from sales of securities	337	442
Purchases of securities	(304)	(441)
Proceeds from the sale of electric retail energy marketing business	—	187
Proceeds from the sale of assets to Blue Racer	—	84
Proceeds from assignments of Marcellus acreage	27	—
Other	(50)	(24)

Net cash used in investing activities	(1,499)	(919)

Financing Activities
Issuance of short-term debt, net	425	45
Issuance of long-term debt	—	1,150
Repayment and repurchase of long-term debt	(3)	(608)
Subsidiary preferred stock redemption	—	(125)
Issuance of common stock	295	—
Common dividend payments	(381)	(349)
Distributions to Dominion Midstream public unitholders	(3)	—
Subsidiary preferred dividend payments	—	(4)
Other	(8)	(31)

Net cash provided by financing activities	325	78

Decrease in cash and cash equivalents	(43)	(88)
Cash and cash equivalents at beginning of period	318	316

Cash and cash equivalents at end of period	$275	$228

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$353	$261

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
(millions)
Operating Revenue(1)	$2,137	$1,983
Operating Expenses
Electric fuel and other energy-related purchases(1)	810	650
Purchased electric capacity	94	88
Other operations and maintenance:
Affiliated suppliers	75	71
Other	321	270
Depreciation and amortization	238	218
Other taxes	74	73

Total operating expenses	1,612	1,370

Income from operations	525	613

Other income	15	15
Interest and related charges	108	107

Income before income tax expense	432	521
Income tax expense	163	197

Net Income	269	324
Preferred dividends	—	6

Balance available for common stock	$269	$318

(1)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
(millions)
Net income	$269	$324
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(4)	2
Changes in unrealized net gains on nuclear decommissioning trust funds(2)	1	2
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	1	(3)
Net realized gains on nuclear decommissioning trust funds(4)	(1)	(2)

Other comprehensive loss	(3)	(1)

Comprehensive income	$266	$323

(1)	Net of $2 million and $(1) million tax for the three months ended March 31, 2015 and 2014, respectively.
(2)	Net of $(1) million and $(2) million tax for the three months ended March 31, 2015 and 2014, respectively.
(3)	Net of $ million and $2 million tax for the three months ended March 31, 2015 and 2014, respectively.
(4)	Net of $ million and $1 million tax for the three months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$16	$15
Customer receivables (less allowance for doubtful accounts of $25 at both dates)	1,018	986
Other receivables (less allowance for doubtful accounts of $1 at both dates)	53	65
Inventories (average cost method)	768	853
Prepayments	38	252
Regulatory assets	339	298
Other(2)	32	82

Total current assets	2,264	2,551

Investments
Nuclear decommissioning trust funds	1,950	1,930
Other	4	4

Total investments	1,954	1,934

Property, Plant and Equipment
Property, plant and equipment	35,684	35,180
Accumulated depreciation and amortization	(11,255)	(11,080)

Total property, plant and equipment, net	24,429	24,100

Deferred Charges and Other Assets
Regulatory assets	464	439
Other(2)	525	485

Total deferred charges and other assets	989	924

Total assets	$29,636	$29,509

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

	March 31, 2015	December 31, 2014(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$661	$211
Short-term debt	1,588	1,361
Accounts payable	456	458
Payables to affiliates	72	92
Affiliated current borrowings	10	427
Accrued interest, payroll and taxes	315	199
Other	505	528

Total current liabilities	3,607	3,276

Long-Term Debt	8,275	8,726

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,435	4,415
Asset retirement obligations	854	848
Regulatory liabilities	1,769	1,683
Other(2)	523	506

Total deferred credits and other liabilities	7,581	7,452

Total liabilities	19,463	19,454

Commitments and Contingencies (see Note 15)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	3,275	3,154
Accumulated other comprehensive income	47	50

Total common shareholder’s equity	10,173	10,055

Total liabilities and shareholder’s equity	$29,636	$29,509

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2015 and December 31, 2014.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2015	2014
(millions)
Operating Activities
Net income	$269	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	281	263
Deferred income taxes and investment tax credits	67	203
Other adjustments	(7)	(12)
Changes in:
Accounts receivable	(20)	(9)
Inventories	85	91
Prepayments	214	(15)
Deferred fuel expenses, net (including write-off)	(54)	(328)
Accounts payable	3	34
Accrued interest, payroll and taxes	116	10
Other operating assets and liabilities	7	39

Net cash provided by operating activities	961	600

Investing Activities
Plant construction and other property additions	(583)	(691)
Purchases of nuclear fuel	(23)	(68)
Purchases of securities	(138)	(215)
Proceeds from sales of securities	133	204
Other	(11)	(6)

Net cash used in investing activities	(622)	(776)

Financing Activities
Issuance (repayment) of short-term debt, net	227	(339)
Issuance (repayment) of affiliated current borrowings, net	(417)	62
Issuance of long-term debt	—	750
Preferred stock redemption	—	(125)
Common dividend payments	(149)	(149)
Preferred dividend payments	—	(4)
Other	1	(11)

Net cash provided by (used in) financing activities	(338)	184

Increase in cash and cash equivalents	1	8
Cash and cash equivalents at beginning of period	15	16

Cash and cash equivalents at end of period	$16	$24

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$139	$203

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
(millions)
Operating Revenue(1)	$531	$569

Operating Expenses
Purchased gas(1)	74	137
Other energy-related purchases	6	16
Other operations and maintenance:
Affiliated suppliers	21	21
Other(2)	53	32
Depreciation and amortization	51	47
Other taxes	55	51

Total operating expenses	260	304

Income from operations	271	265

Other income	9	8
Interest and related charges	17	6

Income from operations before income taxes	263	267
Income tax expense	102	103

Net Income	$161	$164

(1)	See Note 17 for amounts attributable to related parties.
(2)	Includes gains on the sales of assets to related parties of $59 million in 2014. See Note 10 for more information.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
(millions)
Net income	$161	$164
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(4)	(8)
Amounts reclassified to net income:
Net derivative losses-hedging activities(2)	—	5
Net pension and other postretirement benefit costs(3)	1	1

Other comprehensive loss	(3)	(2)

Comprehensive income	$158	$162

(1)	Net of $2 million and $5 million tax for the three months ended March 31, 2015 and 2014, respectively.
(2)	Net of $ million and $(3) million tax for the three months ended March 31, 2015 and 2014, respectively.
(3)	Net of $(1) million tax for both the three months ended March 31, 2015 and 2014.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$19	$9
Customer receivables (less allowance for doubtful accounts of $4 at both dates)(2)	350	322
Other receivables (less allowance for doubtful accounts of $1 at both dates)	15	19
Affiliated receivables	5	12
Inventories	67	65
Prepayments	64	166
Other(2)	198	217

Total current assets	718	810

Investments	104	108

Property, Plant and Equipment
Property, plant and equipment	8,993	8,902
Accumulated depreciation and amortization	(2,568)	(2,538)

Total property, plant and equipment, net	6,425	6,364

Deferred Charges and Other Assets
Goodwill	542	542
Intangible assets, net	83	79
Regulatory assets	390	379
Pension and other postretirement benefit assets(2)	1,516	1,486
Other(2)	81	80

Total deferred charges and other assets	2,612	2,566

Total assets	$9,859	$9,848

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2015	December 31, 2014(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$280	$—
Accounts payable	209	247
Payables to affiliates	40	41
Affiliated current borrowings	39	384
Accrued interest, payroll and taxes	243	194
Other(2)	163	172

Total current liabilities	974	1,038

Long-Term Debt	2,594	2,594

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,197	2,158
Other(2)	465	492

Total deferred credits and other liabilities	2,662	2,650

Total liabilities	6,230	6,282

Commitments and Contingencies (see Note 15)
Equity
Membership interests	3,718	3,652
Accumulated other comprehensive loss(2)	(89)	(86)

Total equity	3,629	3,566

Total liabilities and equity	$9,859	$9,848

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2015	2014
(millions)
Operating Activities
Net income	$161	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(70)	(59)
Depreciation and amortization	51	47
Deferred income taxes and investment tax credits	36	27
Other adjustments	3	(2)
Changes in:
Accounts receivable	(24)	(154)
Deferred purchased gas costs, net	16	29
Prepayments	102	10
Accounts payable	(33)	(16)
Accrued interest, payroll and taxes	49	73
Other operating assets and liabilities	(18)	(6)

Net cash provided by operating activities	273	113

Investing Activities
Plant construction and other property additions	(128)	(107)
Proceeds from sale of assets to an affiliate	—	30
Proceeds from assignments of Marcellus acreage	27	—
Other	(1)	(2)

Net cash used in investing activities	(102)	(79)

Financing Activities
Issuance of short-term debt, net	280	—
Issuance (repayment) of affiliated current borrowings, net	(345)	51
Distribution payments	(95)	(78)
Other	(1)	(1)

Net cash used in financing activities	(161)	(28)

Increase in cash and cash equivalents	10	6
Cash and cash equivalents at beginning of period	9	8

Cash and cash equivalents at end of period	$19	$14

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$22	$24
Proceeds from sale of assets to affiliate not yet received	—	17
Extinguishment of affiliated long-term debt in exchange for assets sold to affiliate	—	67

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of March 31, 2015 and their results of operations and cash flows for the three months ended March 31, 2015 and 2014. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts and those of their respective majority-owned subsidiaries. As of March 31, 2015, Dominion owns the general partner and 68.5% of the limited partner interests in Dominion Midstream, which owns a preferred equity interest and the general partner interest in Cove Point. The public’s ownership interest in Dominion Midstream is reflected as non-controlling interest in Dominion’s Consolidated Financial Statements.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies’ 2014 Consolidated Financial Statements and Notes have been reclassified to conform to the 2015 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power and/or Dominion Gas, where applicable.

Note 3. Acquisitions and Dispositions

Dominion

Acquisition of Solar Projects

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

The purchase price for this acquisition was allocated to Property, Plant and Equipment.

In April 2015, Dominion completed the acquisition of 100% of the equity interests of a solar project in California from EC&R NA Solar PV, LLC for approximately $66 million in cash. The project is expected to cost approximately $69 million once constructed, including the initial acquisition cost. Upon completion, the facility is expected to generate approximately 20 MW.

In April 2015, Dominion also completed the acquisition of 100% of the equity interests of a solar project in California from EDF Renewable Development, Inc. for approximately $106 million in cash. The projects owned by the acquired company are expected to cost approximately $111 million once constructed, including the initial acquisition cost. Upon completion, the facilities are expected to generate approximately 24 MW.

The allocation of the purchase price to individual assets for these investments is under evaluation by management and has not been finalized.

Long-term power purchase, interconnection and operation and maintenance agreements have been executed for each of the projects. Dominion expects to claim federal investment tax credits on the projects.

Acquisition of DCGT

In January 2015, Dominion completed the acquisition of 100% of the equity interests of DCGT from SCANA Corporation for approximately $495 million in cash, subject to final working capital adjustments. DCGT owns and operates nearly 1,500 miles of FERC-regulated interstate natural gas pipeline in South Carolina and southeastern Georgia. This acquisition supports Dominion’s natural gas expansion into the Southeast. The allocation of the purchase price is currently being evaluated and has preliminarily resulted in approximately $277 million of net property, plant and equipment, $250 million of goodwill, of which approximately $225 million is expected to be deductible for income tax purposes, and approximately $38 million of regulatory liabilities. The goodwill reflects the value associated with enhancing Dominion’s regulated gas position, economic value attributable to future expansion projects as well as increased opportunities for synergies. The acquired assets of DCGT are included in the Dominion Energy operating segment.

On March 24, 2015, DCGT converted to a limited liability company under the laws of South Carolina and changed its name from Carolina Gas Transmission Corporation to DCGT. On April 1, 2015, Dominion contributed 100% of the issued and outstanding membership interests of DCGT to Dominion Midstream in exchange for total consideration of $495 million, subject to final working capital adjustments. Total consideration to Dominion consisted of the issuance of a two-year, approximately $295 million senior unsecured promissory note payable by Dominion Midstream at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200 million, representing limited partner interests in Dominion Midstream. The amount of the promissory note is subject to change to correspond with any working capital adjustments. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the ten trading days prior to April 1, 2015, or $39.12 per unit. Since Dominion consolidates Dominion Midstream for financial reporting purposes, this transaction was eliminated upon consolidation and did not impact Dominion’s financial position or cash flow.

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

Dominion Gas

Assignments of Marcellus Acreage

In December 2013, DTI closed an agreement with a natural gas producer to convey over time approximately 79,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for payments to DTI, subject to customary adjustments, of up to approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In 2013, DTI received approximately $82 million in cash proceeds. During the twelve months ended December 31, 2014, DTI received $16 million in additional cash proceeds resulting from post-closing adjustments. At December 31, 2014, deferred revenue totaled approximately $85 million. In March 2015, DTI and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of approximately 9,000 acres of Marcellus Shale development rights and a two year extension of the term of the original agreement. The conveyance of development rights resulted in the recognition of $43 million ($27 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. At March 31, 2015, deferred revenue totaled approximately $40 million, which is expected to be recognized over the remaining term of the agreement.

In March 2015, DTI closed an agreement with a natural gas producer to convey approximately 11,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for a payment to DTI, subject to customary adjustments, of approximately $27 million, and an overriding royalty interest in gas produced from the acreage. In March 2015, DTI received proceeds of $27 million associated with the conveyance of the acreage, resulting in a $27 million ($16 million after-tax) gain, included in other operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

Dominion and Dominion Gas

Blue Racer

See Note 10 for a discussion of transactions related to Blue Racer.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2015	2014
(millions)
Dominion
Electric sales:
Regulated	$2,112	$1,951
Nonregulated	406	854
Gas sales:
Regulated	116	147
Nonregulated	208	117
Gas transportation and storage	471	444
Other	96	117

Total operating revenue	$3,409	$3,630

Virginia Power
Regulated electric sales	$2,112	$1,951
Other	25	32

Total operating revenue	$2,137	$1,983

Dominion Gas
Gas sales:
Regulated	$57	$83
Nonregulated	3	9
Gas transportation and storage	412	396
NGL revenue	29	57
Other	30	24

Total operating revenue	$531	$569

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion		Virginia Power		Dominion Gas
Three Months Ended March 31,	2015	2014	2015	2014	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.9	2.7	3.8	3.8	4.0	3.4
Investment tax credits	(0.8)	(3.6)	—	—	—	—
Production tax credits	(0.8)	(0.6)	(0.4)	(0.8)	—	—
Other, net	(0.6)	(0.8)	(0.7)	(0.2)	(0.1)	0.3

Effective tax rate	35.7%	32.7%	37.7%	37.8%	38.9%	38.7%

As of March 31, 2015, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended March 31,
	2015	2014
(millions, except EPS)
Net income attributable to Dominion	$536	$379

Average shares of common stock outstanding – Basic	587.9	581.6
Net effect of dilutive securities(1)	2.0	1.3

Average shares of common stock outstanding – Diluted	589.9	582.9

Earnings Per Common Share – Basic and Diluted	$0.91	$0.65

(1)	Dilutive securities consist primarily of the 2013 Equity Units for 2015 and contingently convertible senior notes and the 2013 Equity Units for 2014. See Note 14 in this report and Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 for more information.

The 2014 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three months ended March 31, 2015, as the dilutive stock price threshold was not met. There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2014.

Note 7. Accumulated Other Comprehensive Income

Dominion

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive income (loss) from equity method investee	Total
(millions)
Three Months Ended March 31, 2015
Beginning balance	$(178)	$548	$(782)	$(4)	$(416)
Other comprehensive income before reclassifications: gains (losses)	(58)	15	—	(1)	(44)
Amounts reclassified from AOCI(1): (gains) losses	59	(21)	13	—	51

Net current-period other comprehensive income (loss)	1	(6)	13	(1)	7

Ending balance	$(177)	$542	$(769)	$(5)	$(409)

Three Months Ended March 31, 2014
Beginning balance	$(288)	$474	$(510)	$—	$(324)
Other comprehensive income before reclassifications: gains (losses)	(150)	29	(4)	(7)	(132)
Amounts reclassified from AOCI(1): (gains) losses	160	(11)	8	—	157

Net current-period other comprehensive income (loss)	10	18	4	(7)	25

Ending balance	$(278)	$492	$(506)	$(7)	$(299)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$92	Operating revenue
	5	Purchased gas
	(1)	Electric fuel and other energy-related purchases
Interest rate contracts	2	Interest and related charges

	98
Tax	(39)	Income tax expense

	$59

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(39)	Other income
Impairment	6	Other income

	(33)
Tax	12	Income tax expense

	$(21)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	25	Other operations and maintenance

	22
Tax	(9)	Income tax expense

	$13

Three Months Ended March 31, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$269	Operating revenue
	1	Purchased gas
	(13)	Electric fuel and other energy-related purchases
Interest rate contracts	3	Interest and related charges

	260
Tax	(100)	Income tax expense

	$160

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(20)	Other income
Impairment	2	Other income

	(18)
Tax	7	Income tax expense

	$(11)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	17	Other operations and maintenance

	14
Tax	(6)	Income tax expense

	$8

Dominion Gas

The following table presents Dominion Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension and other postretirement benefit costs	Total
(millions)
Three Months Ended March 31, 2015
Beginning balance	$(20)	$(66)	$(86)
Other comprehensive income before reclassifications: gains (losses)	(4)	—	(4)
Amounts reclassified from AOCI(1): (gains) losses	—	1	1

Net current-period other comprehensive income (loss)	(4)	1	(3)

Ending balance	$(24)	$(65)	$(89)

Three Months Ended March 31, 2014
Beginning balance	$3	$(61)	$(58)
Other comprehensive income before reclassifications: gains (losses)	(8)	—	(8)
Amounts reclassified from AOCI(1): (gains) losses	5	1	6

Net current-period other comprehensive income (loss)	(3)	1	(2)

Ending balance	$—	$(60)	$(60)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2015
Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Three Months Ended March 31, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$6	Operating revenue
	2	Purchased gas

	8
Tax	(3)	Income tax expense

	$5

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014. See Note 9 in this report for further information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents Dominion’s quantitative information about Level 3 fair value measurements at March 31, 2015. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads and price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$85	Discounted Cash Flow	Market Price (per Dth)(3)	(2) - 6	(1)
			Credit spread(4)	1% - 5%	2%
FTRs	4	Discounted Cash Flow	Market Price (per MWh)(3)	(5) - 7	1
Physical and Financial Options:
Natural Gas	5	Option Model	Market Price (per Dth)(3)	2 - 4	3
			Price Volatility(5)	21% - 76%	32%

Total assets	$94

Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$12	Discounted Cash Flow	Market Price (per Dth)(3)	(2) - 4	2
FTRs	4	Discounted Cash Flow	Market Price (per MWh)(3)	(2) - 5	1
Physical and Financial Options:
Natural Gas	2	Option Model	Market Price (per Dth)(3)	2 - 4	3
			Price Volatility(5)	21% - 76%	32%

Total liabilities	$18

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.
(5)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2015
Assets:
Derivatives:
Commodity	$3	$564	$94	$661
Interest rate	—	18	—	18
Investments(1):
Equity securities:
U.S.:
Large cap	2,647	—	—	2,647
Other	7	—	—	7
Non-U.S.:
Large cap	12	—	—	12
Fixed income:
Corporate debt instruments	—	462	—	462
U.S. Treasury securities and agency debentures	407	187	—	594
State and municipal	—	423	—	423
Other	—	130	—	130
Cash equivalents and other	1	4	—	5

Total assets	$3,077	$1,788	$94	$4,959

Liabilities:
Derivatives:
Commodity	$3	$437	$18	$458
Interest rate	—	307	—	307

Total liabilities	$3	$744	$18	$765

At December 31, 2014
Assets:
Derivatives:
Commodity	$3	$567	$125	$695
Interest rate	—	24	—	24
Investments(1):
Equity securities:
U.S.:
Large cap	2,669	—	—	2,669
Other	6	—	—	6
Non-U.S.:
Large cap	12	—	—	12
Fixed income:
Corporate debt instruments	—	441	—	441
U.S. Treasury securities and agency debentures	419	190	—	609
State and municipal	—	395	—	395
Other	—	74	—	74
Cash equivalents and other	3	10	—	13

Total assets	$3,112	$1,701	$125	$4,938

Liabilities:
Derivatives:
Commodity	$3	$571	$18	$592
Interest rate	—	202	—	202

Total liabilities	$3	$773	$18	$794

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2015	2014
(millions)
Beginning balance	$107	$(16)
Total realized and unrealized gains (losses):
Included in earnings	15	110
Included in other comprehensive income (loss)	(11)	4
Included in regulatory assets/liabilities	(24)	17
Settlements	(14)	(108)
Transfers out of Level 3(1)	3	1

Ending balance	$76	$8

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$—	$1

(1)	In March 2015, Dominion changed the classification of NGL derivatives from Level 3 to Level 2 due to an increase in liquidity in financial forward markets. At March 31, 2015, $9 million of the transfers out of Level 3 relate to NGLs.

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy- related purchases	Total
(millions)
Three Months Ended March 31, 2015
Total gains (losses) included in earnings	$2	$13	$15
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	—	—	—

Three Months Ended March 31, 2014
Total gains (losses) included in earnings	$(10)	$120	$110
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	1

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at March 31, 2015. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
FTRs	$4	Discounted Cash Flow	Market Price (per MWh)(3)	(5) - 7	1
Natural Gas(2)	78	Discounted Cash Flow	Market Price (per Dth)(3)	(2) - 3	(1)
			Credit spread(4)	1% - 5%	2%

Total assets	$82

Liabilities:
Physical and Financial Forwards and Futures:
FTRs	$4	Discounted Cash Flow	Market Price (per MWh)(3)	(2) - 5	1

Total liabilities	$4

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2015
Assets:
Derivatives:
Commodity	$—	$24	$82	$106
Investments(1):
Equity securities:
U.S. large cap	1,166	—	—	1,166
Fixed income:
Corporate debt instruments	—	258	—	258
U.S. Treasury securities and agency debentures	129	63	—	192
State and municipal	—	224	—	224
Other	—	31	—	31

Total assets	$1,295	$600	$82	$1,977

Liabilities:
Derivatives:
Commodity	$—	$7	$4	$11
Interest rate	—	128	—	128

Total liabilities	$—	$135	$4	$139

At December 31, 2014
Assets:
Derivatives:
Commodity	$—	$7	$106	$113
Investments(1):
Equity securities:
U.S. large cap	1,157	—	—	1,157
Fixed income:
Corporate debt instruments	—	250	—	250
U.S. Treasury securities and agency debentures	137	61	—	198
State and municipal	—	211	—	211
Other	—	23	—	23

Total assets	$1,294	$552	$106	$1,952

Liabilities:
Derivatives:
Commodity	$—	$11	$4	$15
Interest rate	—	72	—	72

Total liabilities	$—	$83	$4	$87

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2015	2014
(millions)
Beginning balance	$102	$(7)
Total realized and unrealized gains (losses):
Included in earnings	14	120
Included in regulatory assets/liabilities	(24)	17
Settlements	(14)	(120)

Ending balance	$78	$10

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three months ended March 31, 2015 and 2014. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2015 and 2014.

Dominion Gas

The following table presents Dominion Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2015
Assets:
Commodity	$—	$3	$—	$3

Total Assets	$—	$3	$—	$3
Liabilities:
Commodity	$—	$3	$—	$3
Interest rate	—	13	—	13

Total liabilities	$—	$16	$—	$16

At December 31, 2014
Assets:
Commodity	$—	$—	$2	$2

Total Assets	$—	$—	$2	$2
Liabilities:
Interest rate	$—	$9	$—	$9

Total liabilities	$—	$9	$—	$9

The following table presents the net change in Dominion Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2015	2014
(millions)
Beginning balance	$2	$(6)
Total realized and unrealized gains (losses):
Included in earnings	1	(5)
Included in other comprehensive income (loss)	(11)	4
Settlements	(1)	5
Transfers out of Level 3(1)	9	—

Ending balance	$—	$(2)

(1)	In March 2015, Dominion changed the classification of NGL derivatives from Level 3 to Level 2 due to an increase in liquidity in financial forward markets. At March 31, 2015, $9 million of the transfers out of Level 3 relate to NGLs.

The gains and losses included in earnings in the Level 3 fair value category were classified in operating revenue in Dominion Gas’ Consolidated Statements of Income for the three months ended March 31, 2015 and 2014. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2015 and 2014.

Fair Value of Financial Instruments

Substantially all of the Companies’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, restricted cash (which is recorded in other current assets) customer and other receivables, short-term debt, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For the Companies’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)(3)	$19,718	$22,197	$19,723	$21,881
Junior subordinated notes(3)	1,373	1,405	1,374	1,396
Remarketable subordinated notes(3)	2,084	2,206	2,083	2,362

Virginia Power
Long-term debt, including securities due within one year(3)	$8,936	$10,441	$8,937	$10,293

Dominion Gas
Long-term debt(3)	$2,594	$2,720	$2,594	$2,672

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	At March 31, 2015 and December 31, 2014, includes the valuation of certain fair value hedges associated with fixed rate debt of approximately $15 million and $19 million, respectively.
(3)	Carrying amount includes amounts which represent the unamortized discount and/or premium.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies and objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. Dominion’s derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Dominion Gas’ and Virginia Power’s derivative contracts consist of over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a counterparty. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

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

Dominion

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	March 31, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$18	$—	$18	$24	$—	$24
Commodity contracts:
Over-the-counter	323	—	323	382	—	382
Exchange	326	—	326	298	—	298

Total derivatives, subject to a master netting or similar arrangement	667	—	667	704	—	704
Total derivatives, not subject to a master netting or similar arrangement	12	—	12	15	—	15

Total	$679	$—	$679	$719	$—	$719

	Net Amounts of Assets Presented in the Consolidated Balance Sheet	March 31, 2015			Net Amounts of Assets Presented in the Consolidated Balance Sheet	December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Financial Instruments	Cash Collateral Received	Net Amounts		Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$18	$18	$—	$—	$24	$16	$—	$8
Commodity contracts:
Over-the-counter	323	45	—	278	382	34	34	314
Exchange	326	326	—	—	298	298	—	—

Total	$667	$389	$—	$278	$704	$348	$34	$322

	March 31, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$307	$—	$307	$202	$—	$202
Commodity contracts:
Over-the-counter	83	—	83	87	—	87
Exchange	364	—	364	493	—	493

Total derivatives, subject to a master netting or similar arrangement	754	—	754	782	—	782
Total derivatives, not subject to a master netting or similar arrangement	11	—	11	12	—	12

Total	$765	$—	$765	$794	$—	$794

	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	March 31, 2015			Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Financial Instruments	Cash Collateral Paid	Net Amounts		Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$307	$18	$—	$289	$202	$16	$—	$186
Commodity contracts:
Over-the-counter	83	45	—	38	87	34	1	52
Exchange	364	326	38	—	493	298	195	—

Total	$754	$389	$38	$327	$782	$348	$196	$238

Volumes

The following table presents the volume of Dominion’s derivative activity as of March 31, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	55	10
Basis	224	558
Electricity (MWh):
Fixed price	13,610,507	7,505,325
FTRs	14,994,541	—
Capacity (MW)	15,250	3,050
Liquids (Gal)(2)	77,280,000	2,016,000
Interest rate	$2,550,000,000	$4,000,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

Ineffectiveness and AOCI

For the three months ended March 31, 2015 and 2014, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at March 31, 2015:

	AOCI After- Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After- Tax	Maximum Term
(millions)
Commodities:
Gas	$(5)	$(5)	25 months
Electricity	89	32	21 months
Other	—	(1)	14 months
Interest rate	(261)	(6)	393 months

Total	$(177)	$20

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
(millions)
At March 31, 2015
ASSETS
Current Assets
Commodity	$298	$109	$407
Interest rate	13	—	13

Total current derivative assets(1)	311	109	420

Noncurrent Assets
Commodity	140	114	254
Interest rate	5	—	5

Total noncurrent derivative assets(2)	145	114	259

Total derivative assets	$456	$223	$679

LIABILITIES
Current Liabilities
Commodity	$253	$118	$371
Interest rate	229	—	229

Total current derivative liabilities	482	118	600

Noncurrent Liabilities
Commodity	48	39	87
Interest Rate	78	—	78

Total noncurrent derivative liabilities(3)	126	39	165

Total derivative liabilities	$608	$157	$765

At December 31, 2014
ASSETS
Current Assets
Commodity	$281	$242	$523
Interest rate	13	—	13

Total current derivative assets(1)	294	242	536

Noncurrent Assets
Commodity	71	101	172
Interest rate	11	—	11

Total noncurrent derivative assets(2)	82	101	183

Total derivative assets	$376	$343	$719

LIABILITIES
Current Liabilities
Commodity	$224	$267	$491
Interest rate	100	—	100

Total current derivative liabilities	324	267	591

Noncurrent Liabilities
Commodity	55	46	101
Interest rate	102	—	102

Total noncurrent derivative liabilities(3)	157	46	203

Total derivative liabilities	$481	$313	$794

(1)	Current derivative assets are presented in other current assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(92)
Purchased gas		(5)
Electric fuel and other energy-related purchases		1

Total commodity	$(41)	$(96)	$3

Interest rate(3)	(58)	(2)	(49)

Total	$(99)	$(98)	$(46)

Three Months Ended March 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(269)
Purchased gas		(1)
Electric fuel and other energy-related purchases		13

Total commodity	$(183)	$(257)	$2

Interest rate(3)	(47)	(3)	(23)

Total	$(230)	$(260)	$(21)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2015	2014
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$3	$(361)
Purchased gas	(2)	7
Electric fuel and other energy-related purchases	6	133

Total	$7	$(221)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	March 31, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$82	$—	$82	$106	$—	$106

Total derivatives, subject to a master netting or similar arrangement	82	—	82	106	—	106
Total derivatives, not subject to a master netting or similar arrangement	24	—	24	7	—	7

Total	$106	$—	$106	$113	$—	$113

	March 31, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$82	$4	$—	$78	$106	$4	$—	$102

Total	$82	$4	$—	$78	$106	$4	$—	$102

	March 31, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$128	$—	$128	$72	$—	$72
Commodity contracts:
Over-the-counter	5	—	5	8	—	8

Total derivatives, subject to a master netting or similar arrangement	133	—	133	80	—	80
Total derivatives, not subject to a master netting or similar arrangement	6	—	6	7	—	7

Total	$139	$—	$139	$87	$—	$87

		March 31, 2015 Gross Amounts Not Offset in the Consolidated Balance Sheet				December 31, 2014 Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$128	$—	$—	$128	$72	$—	$—	$72
Commodity contracts:
Over-the-counter	5	4	—	1	8	4	—	4

Total	$133	$4	$—	$129	$80	$4	$—	$76

Volumes

The following table presents the volume of Virginia Power’s derivative activity as of March 31, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	12	—
Basis	84	493
Electricity (MWh):
FTRs	13,486,569	—
Capacity (MW)	15,250	3,050
Interest rate	$1,000,000,000	$750,000,000

(1)	Includes options.

Ineffectiveness

For the three months ended March 31, 2015 and 2014, gains or losses on hedging instruments determined to be ineffective were not material.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2015
ASSETS
Current Assets
Commodity	$—	$28	$28

Total current derivative assets(1)	—	28	28

Noncurrent Assets
Commodity	—	78	78

Total noncurrent derivative assets(2)	—	78	78

Total derivative assets	$—	$106	$106

LIABILITIES
Current Liabilities
Commodity	$1	$10	$11
Interest rate	96	—	96

Total current derivative liabilities(3)	97	10	107

Noncurrent Liabilities
Interest rate	32	—	32

Total noncurrent derivatives liabilities(4)	32	—	32

Total derivative liabilities	$129	$10	$139

December 31, 2014
ASSETS
Current Assets
Commodity	$—	$51	$51

Total current derivative assets(1)	—	51	51

Noncurrent Assets
Commodity	—	62	62

Total noncurrent derivative assets(2)	—	62	62

Total derivative assets	$—	$113	$113

LIABILITIES
Current Liabilities
Commodity	$3	$12	$15
Interest rate	45	—	45

Total current derivative liabilities(3)	48	12	60

Noncurrent Liabilities
Interest rate	27	—	27

Total noncurrent derivative liabilities(4)	27	—	27

Total derivative liabilities	$75	$12	$87

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$—	$(1)	$3

Interest rate(3)	(6)	—	(49)

Total	$(6)	$(1)	$(46)

Three Months Ended March 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$5

Total commodity	$6	$5	$2

Interest rate(3)	(3)	—	(23)

Total	$3	$5	$(21)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2015	2014
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$7	$119

Total	$7	$119

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Dominion Gas

Balance Sheet Presentation

The tables below present Dominion Gas’ derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting.

	March 31, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$3	$—	$3	$2	$—	$2

Total derivatives, subject to a master netting or similar arrangement	$3	$—	$3	$2	$—	$2

		March 31, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$3	$3	$—	$—	$2	$—	$—	$2

Total	$3	$3	$—	$—	$2	$—	$—	$2

	March 31, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$13	$—	$13	$9	$—	$9
Commodity contracts:
Over-the-counter	3	—	3	—	—	—

Total derivatives, subject to a master netting or similar arrangement	$16	$—	$16	$9	$—	$9

		March 31, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$13	$—	$—	$13	$9	$—	$—	$9
Commodity contracts:
Over-the-counter	3	3	—	—	—	—	—	—

Total	$16	$3	$—	$13	$9	$—	$—	$9

Volumes

The following table presents the volume of Dominion Gas’ derivative activity as of March 31, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	7	—
Basis	8	—
NGLs (Gal)	72,912,000	—
Interest rate	$—	$250,000,000

Ineffectiveness and AOCI

For the three months ended March 31, 2015 and 2014, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Gas’ Consolidated Balance Sheet at March 31, 2015:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$(1)	$—	12 months
Interest rate	(23)	—	357 months

Total	$(24)	$—

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
(millions)
At March 31, 2015
ASSETS
Current Assets
Commodity	$2	$1	$3

Total current derivative assets(1)	2	1	3

Total derivative assets	$2	$1	$3

LIABILITIES
Current Liabilities
Commodity	$3	$—	$3

Total current derivative liabilities(2)	3	—	3

Noncurrent Liabilities
Interest rate	13	—	13

Total noncurrent derivative liabilities(3)	13	—	13

Total derivative liabilities	$16	$—	$16

At December 31, 2014
ASSETS
Current Assets
Commodity	$2	$—	$2

Total current derivative assets(1)	2	—	2

Total derivative assets	$2	$—	$2

LIABILITIES
Noncurrent Liabilities
Interest rate	$9	$—	$9

Total noncurrent derivative liabilities(3)	9	—	9

Total derivative liabilities	$9	$—	$9

(1)	Current derivative assets are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income
(millions)
Three Months Ended March 31, 2015
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$—

Total commodity	$(2)	$—

Interest rate(2)	(4)	—

Total	$(6)	$—

Three Months Ended March 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$(6)
Purchased gas		(2)

Total commodity	$1	$(8)

Interest rate(2)	(14)	—

Total	$(13)	$(8)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in interest and related charges.

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $116 million and $110 million at March 31, 2015 and December 31, 2014, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $6 million at both March 31, 2015 and December 31, 2014.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
March 31, 2015
Marketable equity securities:
U.S. large cap	$1,265	$1,338	$—		$2,603
Marketable debt securities:
Corporate bonds	440	23	(1)		462
U.S. Treasury securities and agency debentures	576	17	(1)		592
State and municipal	356	24	—		380
Other	122	—	—		122
Cost method investments	77	—	—		77
Cash equivalents and other(2)	8	—	—		8

Total	$2,844	$1,402	$(2	)(3)	$4,244

December 31, 2014
Marketable equity securities:
U.S. large cap	$1,273	$1,353	$—		$2,626
Marketable debt securities:
Corporate bonds	424	19	(2)		441
U.S. Treasury securities and agency debentures	597	13	(4)		606
State and municipal	332	23	—		355
Other	66	—	—		66
Cost method investments	86	—	—		86
Cash equivalents and other(2)	16	—	—		16

Total	$2,794	$1,408	$(6	)(3)	$4,196

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $3 million at both March 31, 2015 and December 31, 2014.
(3)	The fair value of securities in an unrealized loss position was $239 million and $379 million at March 31, 2015 and December 31, 2014, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at March 31, 2015 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$233
Due after one year through five years	383
Due after five years through ten years	435
Due after ten years	505

Total	$1,556

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2015	2014
(millions)
Proceeds from sales	$337	$442
Realized gains(1)	56	38
Realized losses(1)	17	6

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three months ended March 31, 2015 and 2014.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
March 31, 2015
Marketable equity securities:
U.S. large cap	$573	$592	$—		$1,165
Marketable debt securities:
Corporate bonds	247	11	—		258
U.S. Treasury securities and agency debentures	190	3	(1)		192
State and municipal	209	14	—		223
Other	31	—	—		31
Cost method investments	77	—	—		77
Cash equivalents and other(2)	4	—	—		4

Total	$1,331	$620	$(1	)(3)	$1,950

December 31, 2014
Marketable equity securities:
U.S. large cap	$563	$594	$—		$1,157
Marketable debt securities:
Corporate bonds	242	9	(1)		250
U.S. Treasury securities and agency debentures	197	3	(2)		198
State and municipal	197	13	—		210
Other	23	—	—		23
Cost method investments	86	—	—		86
Cash equivalents and other(2)	6	—	—		6

Total	$1,314	$619	$(3	)(3)	$1,930

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $4 million and $6 million at March 31, 2015 and December 31, 2014, respectively.
(3)	The fair value of securities in an unrealized loss position was $120 million and $170 million at March 31, 2015 and December 31, 2014, respectively.

The fair value of Virginia Power’s marketable debt securities at March 31, 2015 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$51
Due after one year through five years	168
Due after five years through ten years	245
Due after ten years	240

Total	$704

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended March 31,
	2015	2014
(millions)
Proceeds from sales	$133	$204
Realized gains(1)	18	19
Realized losses(1)	11	3

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three months ended March 31, 2015 and 2014.

Equity Method Investments

Dominion Gas

Dominion Gas accounts for the following investment under the equity method of accounting:

Company	Ownership%	Investment Balance		Description
		March 31, 2015	December 31, 2014
(millions)
Iroquois	24.72%	$103	$107	Gas transmission system

Total		$103	$107

Dominion Gas’ equity earnings on this investment totaled $8 million for both the three months ended March 31, 2015 and 2014. Dominion Gas received distributions from this investment of $12 million and $5 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the carrying amount of Dominion Gas’ investment exceeded its share of underlying equity in net assets by approximately $8 million. The differences reflect equity method goodwill and are not being amortized.

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

In March 2014, Dominion Gas sold the Northern System to an affiliate, that subsequently sold the Northern System to Blue Racer for consideration of approximately $84 million. Dominion Gas’ consideration consisted of $17 million in cash proceeds and the extinguishment of affiliated long-term debt of $67 million and Dominion’s consideration consisted of cash proceeds of approximately $84 million. The sale resulted in a gain of approximately $59 million ($35 million after-tax for Dominion Gas and $34 million after-tax for Dominion) net of a $3 million write-off of goodwill, and is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statements of Income.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2015	December 31, 2014
(millions)
Dominion
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$122	$79

Deferred rate adjustment clause costs(2)	108	124
Deferred nuclear refueling outage costs(3)	57	44
Unrecovered gas costs(4)	16	36
Other	59	64

Regulatory assets-current(5)	362	347

Unrecognized pension and other postretirement benefit costs(6)	1,034	1,050
Deferred rate adjustment clause costs(2)	216	250
Derivatives(7)	150	101
Income taxes recoverable through future rates(8)	136	133
Other	129	108

Regulatory assets-non-current	1,665	1,642

Total regulatory assets	$2,027	$1,989

Regulatory liabilities:
PIPP(9)	$63	$71
Other	43	99

Regulatory liabilities-current(10)	106	170

Provision for future cost of removal and AROs(11)	1,100	1,072
Nuclear decommissioning trust(12)	822	815
Other	197	104

Regulatory liabilities-non-current	2,119	1,991

Total regulatory liabilities	$2,225	$2,161

Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$122	$79
Deferred rate adjustment clause costs(2)	106	117
Deferred nuclear refueling outage costs(3)	57	44
Other	54	58

Regulatory assets-current	339	298

Deferred rate adjustment clause costs(2)	141	179
Derivatives(7)	150	101
Income taxes recoverable through future rates(8)	103	100
Other	70	59

Regulatory assets-non-current	464	439

Total regulatory assets	$803	$737

Regulatory liabilities:
Other	$23	$90

Regulatory liabilities-current(10)	23	90

Provision for future cost of removal(11)	864	852
Nuclear decommissioning trust(12)	822	815
Other	83	16

Regulatory liabilities-non-current	1,769	1,683

Total regulatory liabilities	$1,792	$1,773

Dominion Gas
Regulatory assets:
Unrecovered gas costs(4)	$13	$29
Deferred rate adjustment clause costs(2)	2	7
Other	1	2

Regulatory assets-current(5)	16	38

Unrecognized pension and other postretirement benefit costs(6)	239	242
Deferred rate adjustment clause costs(2)	75	71
Income taxes recoverable through future rates(8)	24	24
Other	52	42

Regulatory assets-non-current	390	379

Total regulatory assets	$406	$417

Regulatory liabilities:
PIPP(9)	$63	$71
Other	16	4

Regulatory liabilities-current(10)	79	75

Provision for future cost of removal and AROs(11)	172	172
Other	26	20

Regulatory liabilities-non-current(13)	198	192

Total regulatory liabilities	$277	$267

(1)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Virginia Power’s generation operations. See Note 12 for more information.
(2)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Gas. See Note 12 for more information.
(3)	Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
(4)	Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(5)	Current regulatory assets are presented in other current assets in Dominion’s and Dominion Gas’ Consolidated Balance Sheets.
(6)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s and Dominion Gas’ rate-regulated subsidiaries.
(7)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(8)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(9)	Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions.
(10)	Current regulatory liabilities are presented in other current liabilities in the Companies’ Consolidated Balance Sheets.
(11)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(12)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(13)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

At March 31, 2015, approximately $129 million of Dominion’s, $97 million of Virginia Power’s and $30 million of Dominion Gas’ regulatory assets represented past expenditures on which they do not currently earn a return. These expenditures are expected to be recovered within the next two years.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

Virginia Regulation

2015 Biennial Review

In March 2015, Virginia Power filed its base rate case and schedules for the Virginia Commission’s 2015 biennial review of Virginia Power’s rates, terms and conditions. Per legislation enacted in February 2015, this biennial review is limited to reviewing Virginia Power’s earnings on rates for generation and distribution services for the combined 2013 and 2014 test period, and determining whether credits are due to customers in the event Virginia Power’s earnings exceeded the earnings band determined in the 2013 Biennial Review Order. Virginia Power’s filing demonstrated a 10.13% ROE for the combined test periods, which is within the earnings band. This case is pending.

Virginia Fuel Expenses

In February 2015, Virginia Power submitted its annual fuel factor filing to the Virginia Commission to recover an estimated $1.6 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2015. Virginia Power’s new fuel rate, approved on an interim basis effective April 1, 2015, represents a fuel revenue decrease of approximately $512 million when applied to projected kilowatt-hour sales for the period April 1, 2015 to June 30, 2016. This case is pending. As a result of the legislation enacted in February 2015, Virginia Power recognized a charge of $85 million ($52 million after-tax) in electric fuel and other energy-related purchases in its Consolidated Statements of Income to write off 50% of its December 31, 2014 deferred fuel costs attributable to customers in Virginia.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•	The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In March 2015, the Virginia Commission approved an approximately $245 million revenue requirement for the rate year beginning April 1, 2015.

•	The Virginia Commission previously approved Rider BW in conjunction with Brunswick County. In April 2015, the Virginia Commission approved an approximately $111 million total revenue requirement for the rate year beginning September 1, 2015.

•	The Virginia Commission previously approved Rider R in conjunction with Bear Garden. In March 2015, the Virginia Commission approved an approximately $84 million revenue requirement for the rate year beginning April 1, 2015.

•	The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In April 2015, the Virginia Commission approved an approximately $37 million revenue requirement for the rate year beginning May 1, 2015. The Virginia Commission approved two new energy efficiency programs for a three-year period with a combined cost cap of approximately $20 million, and reduced Virginia Power’s annual base rate revenues by approximately $7 million to remove the costs of a discontinued energy efficiency program no longer combined in Virginia Power’s base rates effective May 1, 2015.

•	The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In March 2015, the Virginia Commission approved an approximately $9 million revenue requirement for the rate year beginning April 1, 2015.

Electric Transmission Project

In April 2015, the Supreme Court of Virginia issued its opinion in the consolidated appeals of the Virginia Commission’s order granting a CPCN for the Skiffes Creek transmission line and related facilities. The Supreme Court of Virginia unanimously affirmed on all but one of the alleged grounds for appeal. The court approved the proposed project including the proposed route for a 500 kV overhead transmission line from Surry Power Station to the Skiffes Creek Switching Station site. The court reversed and remanded the Virginia Commission’s determination in one set of appeals that the Skiffes Creek Switching Station was a transmission line for purposes of statutory exemption from local zoning ordinances. On April 27, 2015, Virginia Power and the Virginia Commission each filed a Notice of Intent to Apply for Rehearing with the Supreme Court of Virginia relating to the ruling on the switching station. This matter is pending.

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

In September 2014, BREDL filed a petition with the NRC again seeking suspension of final decision making in the COL proceeding, along with motions to reopen and file a new contention. BREDL asserted that the NRC must make a safety finding on the feasibility and capacity of geologic disposal of spent fuel prior to the issuance of a license. BREDL also alleged that because these safety findings are no longer made as part of the NRC’s new continued storage rule, such findings must now be made in individual licensing proceedings. In January 2015, BREDL filed another petition asking the NRC to supplement the final environmental impact statement for North Anna 3 to incorporate the NRC’s generic assessment of the impacts of continued spent fuel storage, which would allow BREDL to then challenge that assessment.

The NRC denied the September 2014 petition and motions filed by BREDL in February 2015 and the January 2015 petition filed by BREDL in April 2015. In April 2015, BREDL filed a new motion and petition seeking to object to the NRC’s reliance on the continued storage rule in licensing proceedings. The BREDL filings are substantially the same as those filed in other COL proceedings in which final environmental impact statements were issued prior to promulgation of the continued storage rule, like North Anna 3. Resolution of these filings is not expected to affect the schedule for issuance of the COL.

Ohio Regulation

PIR Program

In March 2015, East Ohio filed an application with the Ohio Commission requesting approval to extend the PIR program for an additional five years and to increase the annual capital investment, with corresponding increases in the annual rate-increase caps. In its application, East Ohio proposed that PIR investments for 2016 should fall under the existing authorization and that the new five-year period should include investment through December 31, 2021. East Ohio also proposed that the PIR investment should be increased by $20 million in 2017 and another $20 million in 2018, bringing the total annual investment to $200 million. Thereafter, East Ohio proposed capital investment increases of 3% per year for 2019 through 2021 to mitigate inflation and other cost pressures experienced to date, which will continue into the future. This case is pending.

In February 2015, East Ohio filed an application to adjust the PIR cost recovery for 2014 costs. The filing reflects gross plant investment for 2014 of $155 million, cumulative gross plant investment of $829 million and a revenue requirement of $108 million. This application was approved by the Ohio Commission in April 2015.

AMR Program

In February 2015, East Ohio filed its application with the Ohio Commission to adjust its AMR cost recovery charge to recover costs for calendar year 2014 associated with AMR deployment, which was completed in 2012. The filing reflects a projected revenue requirement of approximately $8 million. This application was approved by the Ohio Commission in April 2015.

Note 13. Variable Interest Entities

As discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, certain variable pricing terms in some of the Companies’ contracts cause them to be considered variable interests in the counterparties.

Virginia Power

Virginia Power has long-term power and capacity contracts with five non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $585 million as of March 31, 2015. Virginia Power paid $53 million and $56 million for electric capacity and $37 million and $54 million for electric energy to these entities in the three months ended March 31, 2015 and 2014, respectively.

Virginia Power and Dominion Gas

Virginia Power and Dominion Gas purchased shared services from DRS, an affiliated VIE, of approximately $83 million and $28 million, and $83 million and $26 million for the three months ended March 31, 2015 and 2014, respectively. Virginia Power and Dominion Gas determined that each is not the most closely associated entity with DRS and therefore neither is the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power and Dominion Gas. Virginia Power and Dominion Gas have no obligation to absorb more than their allocated shares of DRS costs.

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

Dominion

At March 31, 2015, Dominion’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$4,000	$3,112	$—	$888
Joint revolving credit facility(2)	500	88	48	364

Total	$4,500	$3,200	$48	$1,252

(1)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion and Dominion Gas. These credit facilities are being used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At March 31, 2015, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion and Dominion Gas, were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
Joint revolving credit facility(1)	$1,500	$1,500	$—	$—
Joint revolving credit facility(2)	250	88	—	162

Total	$1,750	$1,588	$—	$162

(1)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year. In January 2015, Virginia Power increased its sub-limit from $1.25 billion to $1.50 billion.
(2)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility with a maturity date of April 2019. As of March 31, 2015, this facility supports approximately $119 million of certain variable rate tax-exempt financings of Virginia Power.

Dominion Gas

Dominion Gas’ short-term financing is supported by the two joint revolving credit facilities discussed above with Dominion and Virginia Power, to which Dominion Gas was added as a borrower in May 2014. In December 2014, Dominion Gas entered into a commercial paper program pursuant to which it began accessing the commercial paper markets in January 2015.

At March 31, 2015, Dominion Gas’ share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion and Virginia Power were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
Joint revolving credit facility(1)	$500	$280	$—	$220
Joint revolving credit facility(2)	—	—	—	—

Total	$500	$280	$—	$220

(1)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Dominion Gas’ current sub-limit under this credit facility can be increased or decreased multiple times per year, up to a maximum of $1.0 billion.

(2)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings, commercial paper and letter of credit issuances. Dominion Gas’ current sub-limit under this credit facility can be increased or decreased multiple times per year.

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

In December 2014, Dominion filed an SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. Also in December 2014, Dominion entered into four separate sales agency agreements to effect sales under the program and pursuant to which it may offer from time to time up to $500 million aggregate amount of its common stock. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the NYSE at market prices or in such other transactions as are agreed upon by Dominion and the sales agents and in conformance with applicable securities laws. During the first quarter of 2015, Dominion provided sales instructions to two of the sales agents and issued 2.9 million shares through at-the-market issuances and received cash proceeds of approximately $219 million, net of fees and commissions paid of approximately $2 million. In April 2015, Dominion issued approximately 600 thousand shares through at-the-market issuances and received cash proceeds of approximately $43 million, net of fees and commissions paid of less than $1 million. Following these issuances, Dominion has the ability to issue up to approximately $235 million of stock under the 2014 sales agency agreements.

Note 15. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, the Companies are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters for which the Companies cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Companies.

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

In December 2011, the EPA issued MATS for coal and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance was required by April 16, 2015, with certain limited exceptions. However, in June 2014, the VDEQ granted a one-year MATS compliance extension for two coal-fired units at Yorktown to defer planned retirements and allow for continued operation of the units to address reliability concerns while necessary electric transmission upgrades are being completed. Due to delays in transmission upgrades needed to maintain electric reliability, these coal units will need to continue operating until early 2017. Therefore, Virginia Power plans to request from the EPA an additional one year compliance extension under an EPA Administrative Order.

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

Following numerous petitions by industry participants for review and a successful motion for stay, in October 2014, the U.S. Court of Appeals for the D.C. Circuit ordered that the EPA’s motion to lift the stay of CSAPR be granted. Further, the Court granted the EPA’s request to shift the CSAPR compliance deadlines by three years, so that Phase 1 emissions budgets (which would have gone into effect in 2012 and 2013) will apply in 2015 and 2016, and Phase 2 emissions budgets will apply in 2017 and beyond. CSAPR replaced CAIR beginning in January 2015. The cost to comply is not expected to be material to the Consolidated Financial Statements. Future outcomes of any additional litigation and/or any action to issue a revised rule could affect the assessment regarding cost of compliance.

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

In September 2010, Millstone’s NPDES permit was reissued under the CWA. The conditions of the permit require an evaluation of control technologies that could result in additional expenditures in the future. The report summarizing the results of the evaluation was submitted in August 2012 and is under review by the Connecticut Department of Energy and Environmental Protection. Dominion cannot currently predict the outcome of this review. In October 2010, the permit issuance was appealed to the state court by a private plaintiff. The permit is expected to remain in effect during the appeal. In February 2015, the NPDES permit renewal application was submitted to the Connecticut Department of Energy and Environmental Protection along with a schedule to update the evaluation of control technologies consistent with the new federal 316(b) rule. Dominion is currently unable to make an estimate of the potential financial statement impacts related to this matter.

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

In April 2015, the EPA’s final rule regulating the management of CCRs stored in impoundments (ash ponds) and landfills was published in the Federal Register. The final rule regulates CCR landfills, existing ash ponds that still receive and manage CCRs, and inactive ash ponds that do not receive, but still store CCRs. Virginia Power currently operates inactive ash ponds, existing ash ponds, and CCR landfills subject to the final rule at eight different facilities and is also evaluating other features at its facilities for potential applicability under the final CCR rule. The enactment of the final rule in April 2015 creates a legal obligation for Virginia Power to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action, and post-closure care activities as necessary. Virginia Power is evaluating the cost and timing of compliance under the final rule in order to establish applicable ARO balances in the second quarter of 2015, which could have a material impact to its financial position and cash flows. Virginia Power does not expect these AROs to have a significant impact on overall results of operations taking into consideration the ash pond related liability established in 2014 as described below, as well as the potential for mitigation through rate recovery mechanisms under the existing regulatory framework in Virginia.

Climate Change Legislation and Regulation

In October 2013, the U.S. Supreme Court granted petitions filed by several industry groups, states, and the U.S. Chamber of Commerce seeking review of the D.C. Circuit Court’s June 2012 decision upholding the EPA’s regulation of GHG emissions from stationary sources under the CAA’s permitting programs. In June 2014, the U.S. Supreme Court ruled that the EPA lacked the authority under the CAA to require PSD or Title V permits for stationary sources based solely on GHG emissions. However, the Court upheld the EPA’s ability to require BACT for GHG for sources that are otherwise subject to PSD or Title V permitting for conventional pollutants. In July 2014, the EPA issued a memorandum specifying that it will no longer apply or enforce federal regulations or EPA-approved PSD state implementation plan provisions that require new and modified stationary sources to obtain a PSD permit when GHGs are the only pollutant that would be emitted at levels that exceed the permitting thresholds. In addition, the EPA stated that it will continue to use the existing thresholds to apply to sources that are otherwise subject to PSD for conventional pollutants until it completes a new rulemaking either justifying and upholding those thresholds or setting new ones. Some states have issued interim guidance that follows the EPA guidance. Due to uncertainty regarding what additional actions states may take to amend their existing regulations and what action the EPA ultimately takes to address the court ruling under a new rulemaking, the Companies cannot predict the impact to their financial statements at this time.

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

Appalachian Gateway

Following the completion of the Appalachian Gateway Project in 2012, DTI received multiple change order requests and other claims for additional payments from a pipeline contractor for the project. In July 2013, DTI filed a complaint in U.S. District Court, Eastern District of Virginia for breach of contract as well as accounting and declaratory relief. The contractor filed a motion to dismiss, or in the alternative, a motion to transfer venue to Pennsylvania and/or West Virginia, where the pipelines were constructed. DTI filed an opposition to the contractor’s motion in August 2013. In November 2013, the court granted the contractor’s motion on the basis that DTI must first comply with the dispute resolution process. Pursuant to the ruling, DTI intends to mediate the matter. This case is pending. DTI has accrued a liability of approximately $6 million for this matter. Dominion Gas cannot currently estimate additional financial statement impacts, but there could be a material impact to its financial condition and/or cash flows.

Ash Pond Closure Costs

In September 2014, Virginia Power received a notice from the SELC on behalf of the Potomac Riverkeeper and Sierra Club alleging CWA violations at Possum Point. The notice alleges unpermitted discharges to surface water and groundwater from Possum Point’s historical and active ash storage facilities. A similar notice from the SELC on behalf of the Sierra Club was subsequently received related to Chesapeake. In December 2014, Virginia Power offered to close all of its coal ash ponds and landfills at Possum Point, Chesapeake and Bremo as settlement of the potential litigation. While the issue is open to potential further negotiations, the SELC declined the offer as presented in January 2015 and, in March 2015, filed a lawsuit related to its claims of the alleged CWA violations at Chesapeake. As a result of the settlement offer, Virginia Power recognized a charge of $121 million in other operations and maintenance expense in its Consolidated Statements of Income in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014. Virginia Power expects to reverse this contingent liability and recognize the ARO in the second quarter of 2015 as described above, as the legal obligations created by the final CCR rule represent substantially the same activities contemplated by this settlement offer with respect to Possum Point, Chesapeake and Bremo. Any difference in measurement is not expected to be material to Virginia Power’s results of operations.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion

At March 31, 2015, Dominion had issued $74 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of March 31, 2015, Dominion’s exposure under these guarantees was $39 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At March 31, 2015, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	2,816	1,075
Nuclear obligations(4)	199	79
Cove Point(5)	1,910	—
Solar(6)	531	171
Other(7)	528	36

Total	$6,011	$1,388

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of March 31, 2015 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power, Dominion Gas and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone (in the event of a prolonged outage) and Kewaunee, respectively, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, in support of terminal services, transportation and construction. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million.
(6)	Includes guarantees to facilitate the development of solar projects including guarantees to support the issuance of full notice to proceed under EPC agreements. Includes certain guarantees that do not have stated limits. Also includes guarantees entered into by DEI on behalf of certain subsidiaries to facilitate the acquisition and development of solar projects.
(7)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of March 31, 2015, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $63 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million. The value provided includes certain guarantees that do not have stated limits.

Additionally, at March 31, 2015, Dominion had purchased $134 million of surety bonds, including $65 million at Virginia Power and $30 million at Dominion Gas, and authorized the issuance of letters of credit by financial institutions of $48 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

At March 31, 2015, Dominion’s credit exposure totaled $356 million. Of this amount, investment grade counterparties, including those internally rated, represented 89%. No single counterparty, whether investment grade or non-investment grade, exceeded $46 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2015 and December 31, 2014, Dominion would have been required to post an additional $16 million and $20 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted approximately $96 million and $1 million in collateral at March 31, 2015 and December 31, 2014, respectively, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2015 and December 31, 2014 was $40 million and $49 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Gas were not material as of March 31, 2015 and December 31, 2014. See Note 9 for further information about derivative instruments.

Dominion Gas

In the first quarter of 2015, DTI provided service to 248 customers with approximately 94% of its storage and transportation revenue being provided through firm services. The ten largest customers provided approximately 42% of the total storage and transportation revenue of approximately $201 million and the thirty largest provided approximately 73% of total storage and transportation revenue. Approximately 98% of the transmission capacity under contract on DTI’s pipeline is subscribed with long-term contracts (two years or greater). The remaining 2% is contracted on a year-to-year basis. Less than 1% of firm transportation capacity is currently unsubscribed. All storage services are subscribed under long-term contracts.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risks associated with purchases of natural gas. As of March 31, 2015, Virginia Power’s derivative assets and liabilities with affiliates were $24 million and $7 million, respectively. As of December 31, 2014, Virginia Power’s derivative assets and liabilities with affiliates were not material. See Notes 7 and 9 for more information.

Virginia Power participates in certain Dominion benefit plans described in Note 18. In Virginia Power’s Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, amounts due to Dominion associated with these benefit plans included in other deferred credits and other liabilities were $243 million and $219 million, respectively, and amounts due from Dominion at March 31, 2015 included in other deferred charges and other assets were $46 million.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

Presented below are Virginia Power’s significant transactions with DRS and other affiliates:

	Three Months Ended March 31,
	2015	2014
(millions)
Commodity purchases from affiliates	$252	$202
Services provided by affiliates(1)	110	108
Services provided to affiliates	5	5

(1)	Includes capitalized expenditures.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. There were $10 million and $427 million in short-term demand note borrowings from Dominion as of March 31, 2015 and December 31, 2014, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion money pool for its nonregulated subsidiaries as of March 31, 2015 and December 31, 2014. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the three months ended March 31, 2015 and 2014.

There were no issuances of Virginia Power’s common stock to Dominion for the three months ended March 31, 2015 and 2014.

Dominion Gas

Transactions with Related Parties

Dominion Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Gas provides transportation and storage services to affiliates. Dominion Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of March 31, 2015 and December 31, 2014, all of Dominion Gas’ commodity derivatives were with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding sales of assets to an affiliate.

Dominion Gas participates in certain Dominion benefit plans as described in Note 18.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Dominion Gas. Dominion Gas provides certain services to related parties, including technical services. The costs of these services follow:

	Three Months Ended March 31,
	2015	2014
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$2	$18
Sales of natural gas and transportation and storage services to affiliates	18	21
Services provided by related parties(1)	34	28
Services provided to related parties	20	13

(1)	Includes capitalized expenditures.

The following table presents affiliated and related party activity reflected in Dominion Gas’ Consolidated Balance Sheets:

	March 31, 2015	December 31, 2014
(millions)
Customer receivables from related parties(1)	$11	$22
Imbalances receivable from affiliates(2)	4	3
Affiliated notes receivable(3)	10	9

(1)	Includes $5 million and $17 million due from Atlantic Coast Pipeline, a related party VIE, at March 31, 2015 and December 31, 2014, respectively.
(2)	Amounts are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.

Dominion Gas’ borrowings under the IRCA with Dominion totaled $39 million as of March 31, 2015 and $384 million as of December 31, 2014. Interest charges related to Dominion Gas’ total borrowings from Dominion were immaterial for the three months ended March 31, 2015 and 2014.

Note 18. Employee Benefit Plans

Dominion

The components of Dominion’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
(millions)
Three Months Ended March 31,
Service cost	$32	$29	$10	$8
Interest cost	72	72	17	17
Expected return on plan assets	(133)	(125)	(29)	(28)
Amortization of prior service cost (credit)	—	1	(7)	(7)
Amortization of net actuarial loss	40	28	1	—

Net periodic benefit cost (credit)	$11	$5	$(8)	$(10)

Employer Contributions

During the three months ended March 31, 2015, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2015.

Dominion Gas

Dominion Gas participates in certain Dominion benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014. At March 31, 2015 and December 31, 2014, Dominion Gas’ amounts due from Dominion associated with the Dominion Pension Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $623 million and $614 million, respectively. At March 31, 2015 and December 31, 2014, Dominion Gas’ amounts due to Dominion associated with the Dominion Retiree Health and Welfare Plan and reflected in other deferred credits and other liabilities in the Consolidated Balance Sheets were $6 million and $7 million, respectively.

The components of Dominion Gas’ provision for net periodic benefit credit for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
(millions)
Three Months Ended March 31,
Service cost	$3	$3	$2	$1
Interest cost	7	7	3	3
Expected return on plan assets	(31)	(29)	(6)	(5)
Amortization of net actuarial loss	5	5	1	—

Net periodic benefit credit	$(16)	$(14)	$—	$(1)

Employer Contributions

During the three months ended March 31, 2015, Dominion Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2015.

Note 19. Operating Segments

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion	Virginia Power	Dominion Gas
DVP	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
Dominion Generation	Regulated electric fleet	X	X
	Merchant electric fleet	X
	Nonregulated retail energy marketing	X
Dominion Energy	Gas transmission and storage(1)	X		X
	Gas distribution and storage	X		X
	Gas gathering and processing	X		X
	LNG import and storage	X

(1)	Includes remaining producer services activities for Dominion.

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

In the three months ended March 31, 2015, Dominion reported an after-tax net expense of $48 million for specific items in the Corporate and Other segment, with $45 million of these net expenses attributable to its operating segments. In the three months ended March 31, 2014, Dominion reported an after-tax net expense of $228 million for specific items in the Corporate and Other segment, with $217 million of these net expenses attributable to its operating segments.

The net expense for specific items in 2015 primarily related to the impact of the following items:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015, attributable to Dominion Generation; and

•	A $17 million ($10 million after-tax) billing adjustment related to PJM, attributable to Dominion Generation; partially offset by

•	A $27 million ($17 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation.

The net expense for specific items in 2014 primarily related to the impact of the following items:

•	A $319 million ($193 million after-tax) net loss related to the producer services business discussed above, attributable to Dominion Energy; and

•	A $47 million ($33 million after-tax) net loss related to the electric retail energy marketing business discussed above, including a $147 million ($90 million after-tax) loss from normal operations, partially offset by a $100 million ($57 million after-tax) gain on sale, net of a $31 million write-off of goodwill, attributable to Dominion Generation.

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended March 31, 2015
Total revenue from external customers	$564	$2,122	$379	$(13)	$357	$3,409
Intersegment revenue	5	26	360	142	(533)	—

Total operating revenue	569	2,148	739	129	(176)	3,409
Net income (loss) attributable to Dominion	140	282	207	(93)	—	536

Three Months Ended March 31, 2014
Total revenue from external customers	$502	$2,260	$362	$(2)	$508	$3,630
Intersegment revenue	2	24	489	147	(662)	—

Total operating revenue	504	2,284	851	145	(154)	3,630
Net income (loss) attributable to Dominion	131	309	208	(269)	—	379

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

In the three months ended March 31, 2015, Virginia Power reported an after-tax net expense of $61 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. There were no material net benefit or expense items in the Corporate and Other segment in the three months ended March 31, 2014.

The net expense for specific items in 2015 primarily related to the impact of the following items:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015, attributable to Dominion Generation; and

•	A $15 million ($9 million after-tax) billing adjustment related to PJM, attributable to Dominion Generation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2015
Operating revenue	$567	$1,585	$(15)	$2,137
Net income (loss)	140	190	(61)	269
Three Months Ended March 31, 2014
Operating revenue	$502	$1,481	$—	$1,983
Net income	134	189	1	324

Dominion Gas

The Corporate and Other Segment of Dominion Gas primarily includes specific items attributable to Dominion Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance and the effect of certain items recorded at Dominion Gas as a result of Dominion’s basis in the net assets contributed.

In the three months ended March 31, 2015 and 2014, Dominion Gas reported no amounts for specific items in the Corporate and Other segment.

The following table presents segment information pertaining to Dominion Gas’ operations:

	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2015
Operating revenue	$531	$—	$531
Net income (loss)	164	(3)	161
Three Months Ended March 31, 2014
Operating revenue	$569	$—	$569
Net income (loss)	166	(2)	164

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

Contents of MD&A

MD&A consists of the following information:

•	Forward-Looking Statements

•	Accounting Matters - Dominion

•	Dominion

•	Results of Operations

•	Segment Results of Operations

•	Virginia Power

•	Results of Operations

•	Dominion Gas

•	Results of Operations

•	Liquidity and Capital Resources - Dominion

•	Future Issues and Other Matters - Dominion

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

The Companies make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, earthquakes, flooding and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•	Changes in enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;

•	Changes in regulator implementation of environmental standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;

•	Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Unplanned outages at facilities in which the Companies have an ownership interest;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s and Dominion Gas’ earnings and the Companies’ liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion and Dominion Gas;

•	Fluctuations in interest rates;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Impacts of acquisitions, divestitures, transfers of assets to joint ventures or Dominion Midstream, and retirements of assets based on asset portfolio reviews;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	The timing and execution of Dominion Midstream’s growth strategy;

•	Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs, changes in FERC’s interpretation of market rules and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in supplies of natural gas delivered to Dominion Gas’ pipeline and processing systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•	Additional competition in industries in which the Companies operate, including in electric markets in which Dominion’s merchant generation facilities operate, and competition in the development, construction and ownership of certain electric transmission facilities in Virginia Power’s service territory in connection with FERC Order 1000;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion and Dominion Gas;

•	Changes in operating, maintenance and construction costs;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects and compliance with conditions associated with such regulatory approvals;

•	The inability to complete planned construction, conversion or expansion projects at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Adverse outcomes in litigation matters or regulatory proceedings; and

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2015 there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing and employee benefit plans.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2015	2014	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion	$536	$379	$157
Diluted EPS	0.91	0.65	0.26

Overview

First Quarter 2015 vs. 2014

Net income attributable to Dominion increased 41% primarily due to the absence of losses related to the repositioning of Dominion’s producer services business, which was completed in the first quarter of 2014, partially offset by the write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	First Quarter
	2015	2014	$ Change
(millions)
Operating revenue	$3,409	$3,630	$(221)
Electric fuel and other energy-related purchases	953	1,334	(381)
Purchased electric capacity	94	88	6
Purchased gas	250	540	(290)

Net revenue	2,112	1,668	444

Other operations and maintenance	602	425	177
Depreciation, depletion and amortization	343	308	35
Other taxes	165	167	(2)
Other income	60	40	20
Interest and related charges	223	237	(14)
Income tax expense	299	186	113

An analysis of Dominion’s results of operations follows:

First Quarter 2015 vs. 2014

Net revenue increased 27%, primarily reflecting:

•	The absence of losses related to the repositioning of Dominion’s producer services business in the first quarter of 2014, reflecting the termination of natural gas trading and certain energy marketing activities ($315 million);

•	The absence of losses related to the retail electric energy marketing business which was sold in the first quarter of 2014 ($130 million); and

•	A $24 million increase in rider revenue related to regulated natural gas distribution low income assistance programs.

These increases were partially offset by:

•	A $32 million decrease in merchant generation margins, primarily due to lower realized prices; and

•	A $12 million decrease from electric utility operations, primarily reflecting:

•	An $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A decrease in PJM ancillary revenues ($32 million); partially offset by

•	An increase from rate adjustment clauses ($76 million);

•	An increase in sales to customers due to the effect of favorable economic conditions on customer usage and other factors ($24 million); and

•	An increase in sales to retail customers, primarily due to an increase in heating degree days ($4 million).

Other operations and maintenance increased 42%, primarily reflecting:

•	The absence of a gain on the sale of Dominion’s electric retail energy marketing business in March 2014 ($100 million), net of a $31 million write-off of goodwill;

•	The absence of gains on the sale of assets to Blue Racer ($59 million);

•	A $32 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income;

•	A $24 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income; and

•	A $13 million increase in utility nuclear refueling outage costs primarily due to the amortization of outage costs that were previously deferred pursuant to Virginia legislation enacted in April 2014.

These increases were partially offset by:

•	A $70 million gain from agreements to convey Marcellus Shale development rights underneath several natural gas storage fields.

Depreciation, depletion and amortization increased 11%, primarily due to property additions.

Other income increased 50%, primarily due to higher realized gains (including investment income) on nuclear decommissioning trust funds ($12 million) and an increase in earnings from equity method investments ($4 million).

Income tax expense increased 61%, primarily reflecting higher pre-tax income. In 2015, Dominion expects its effective tax rate for the entire year to be in the range of 32% to 34%, as compared to the 35.7% reported in the first quarter of 2015. Beginning in the second quarter of 2015, the investment tax credits to be claimed on merchant solar projects acquired during that period will be reflected in the annual effective tax rate.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
	2015	2014	$ Change	2015	2014	$ Change
(millions, except EPS)
First Quarter
DVP	$140	$131	$9	$0.24	$0.22	$0.02
Dominion Generation	282	309	(27)	0.48	0.53	(0.05)
Dominion Energy	207	208	(1)	0.35	0.36	(0.01)

Primary operating segments	629	648	(19)	1.07	1.11	(0.04)
Corporate and Other	(93)	(269)	176	(0.16)	(0.46)	0.30

Consolidated	$536	$379	$157	$0.91	$0.65	$0.26

DVP

Presented below are selected operating statistics related to DVP’s operations:

	First Quarter
	2015	2014	% Change
Electricity delivered (million MWh)	22.9	22.4	2%
Degree days (electric distribution service area):
Cooling	—	—	—
Heating	2,364	2,294	3
Average electric distribution customer accounts (thousands)(1)	2,518	2,492	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	First Quarter 2015 vs. 2014 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$1	$—
Other	6	0.01
FERC transmission equity return	12	0.02
Storm damage and service restoration	(1)	—
Depreciation and amortization	(2)	—
Other	(7)	(0.01)

Change in net income contribution	$9	$0.02

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	First Quarter
	2015	2014	% Change
Electricity supplied (million MWh):
Utility	22.9	22.5	2%
Merchant	6.4	6.4	—
Degree days (electric utility service area):
Cooling	—	—	—
Heating	2,364	2,294	3
Average retail energy marketing customer accounts (thousands)(1)(2)	1,250	1,445	(13)

(1)	Period average.
(2)	2014 excludes 511 thousand average retail electric energy marketing customer accounts due to the sale of this business in March 2014.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	First Quarter 2015 vs. 2014 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(15)	$(0.03)
Regulated electric sales:
Weather	2	—
Other	9	0.02
PJM ancillary services	(12)	(0.02)
Rate adjustment clause equity return	11	0.02
Depreciation and amortization	(6)	(0.01)
Outage costs	(6)	(0.01)
Other	(10)	(0.02)

Change in net income contribution	$(27)	$(0.05)

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	First Quarter
	2015	2014	% Change
Gas distribution throughput (bcf):
Sales	16	17	(6)%
Transportation	162	128	27
Heating degree days (gas distribution service area)	3,575	3,513	2
Average gas distribution customer accounts (thousands)(1):
Sales	245	246	—
Transportation	1,063	1,062	—

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	First Quarter 2015 vs. 2014 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Blue Racer(1)	$(35)	$(0.06)
Assignment of Marcellus acreage	43	0.07
Depreciation and amortization	(5)	(0.01)
Gas distribution margin:
Weather	1	—
Rate adjustment clauses	4	0.01
Other	1	—
Other	(10)	(0.02)

Change in net income contribution	$(1)	$(0.01)

(1)	Primarily represents absence of gains from the sale of assets.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2015	2014	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(45)	$(217)	$172
Specific items attributable to corporate operations	(3)	(11)	8

Total specific items	(48)	(228)	180
Other corporate operations	(45)	(41)	(4)

Total net expense	$(93)	$(269)	$176
EPS impact	$(0.16)	$(0.46)	$0.30

Total Specific Items

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments’ performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items in more detail.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2015	2014	$ Change
(millions)
Net income	$269	$324	$(55)

Overview

First Quarter 2015 vs. 2014

Net income decreased by 17% primarily due to the write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2015	2014	$ Change
(millions)
Operating revenue	$2,137	$1,983	$154
Electric fuel and other energy-related purchases	810	650	160
Purchased electric capacity	94	88	6

Net revenue	1,233	1,245	(12)

Other operations and maintenance	396	341	55
Depreciation and amortization	238	218	20
Other taxes	74	73	1
Other income	15	15	—
Interest and related charges	108	107	1
Income tax expense	163	197	(34)

An analysis of Virginia Power’s results of operations follows:

First Quarter 2015 vs. 2014

Other operations and maintenance increased 16%, primarily reflecting:

•	A $32 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income; and

•	A $13 million increase in nuclear refueling outage costs primarily due to the amortization of outage costs that were previously deferred pursuant to Virginia legislation enacted in April 2014.

Income tax expense decreased 17%, primarily reflecting lower pre-tax income.

Dominion Gas

Results of Operations

Presented below is a summary of Dominion Gas’ consolidated results:

	First Quarter
	2015	2014	$ Change
(millions)
Net income	$161	$164	$(3)

Overview

First Quarter 2015 vs. 2014

Net income decreased by 2% reflecting decreased gains on sales of pipeline systems, partially offset by increased gains from agreements to convey Marcellus Shale development rights underneath several natural gas storage fields.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Gas’ results of operations:

	First Quarter
	2015	2014	$ Change
(millions)
Operating revenue	$531	$569	$(38)
Purchased gas	74	137	(63)
Other energy-related purchases	6	16	(10)

Net revenue	451	416	35

Other operations and maintenance	74	53	21
Depreciation and amortization	51	47	4
Other taxes	55	51	4
Other income	9	8	1
Interest and related charges	17	6	11
Income tax expense	102	103	(1)

An analysis of Dominion Gas’ results of operations follows:

First Quarter 2015 vs. 2014

Other operations and maintenance increased 40%, primarily reflecting:

•	The absence of gains on the sales of pipeline systems ($59 million);

•	A $24 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income; and

•	Increased cost due to services performed for Blue Racer and Atlantic Coast Pipeline ($10 million). These expenses are offset in revenues and do not impact net income; partially offset by

•	A $70 million gain from agreements to convey Marcellus Shale development rights underneath several natural gas storage fields.

Interest and related charges increased $11 million, primarily due to higher long-term debt interest expense resulting from debt issuances in December 2014.

Liquidity and Capital Resources

Dominion depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At March 31, 2015, Dominion had $1.3 billion of unused capacity under its credit facilities.

A summary of Dominion’s cash flows is presented below:

	2015	2014
(millions)
Cash and cash equivalents at January 1	$318	$316
Cash flows provided by (used in):
Operating activities	1,131	753
Investing activities	(1,499)	(919)
Financing activities	325	78

Net decrease in cash and cash equivalents	(43)	(88)

Cash and cash equivalents at March 31	$275	$228

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased by $378 million, primarily due to the absence of losses related to the repositioning of Dominion’s producer services business in 2014 and higher deferred fuel cost recoveries in its Virginia jurisdiction. The increase was partially offset by changes in other working capital items.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of March 31, 2015 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$221	$89	$132
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated—investment grade(3)	96	—	96
Internally rated—non-investment grade(4)	38	—	38

Total	$356	$89	$267

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 42% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented less than 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 35% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 10% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased by $580 million, primarily due to Dominion’s acquisition of DCGT in 2015.

Financing Cash Flows and Liquidity

Dominion relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, the ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

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

In 2015, net cash provided by Dominion’s financing activities increased by $247 million, primarily reflecting the issuance of common stock through an at-the-market program and the absence of subsidiary preferred stock redemptions, which were completed in 2014. These increases were partially offset by lower net debt issuances.

See Note 14 to the Consolidated Financial Statements in this report for further information regarding Dominion’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, there is a discussion on the use of capital markets by Dominion as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2015, there have been no changes in Dominion’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, there is a discussion on the various covenants present in the enabling agreements underlying Dominion’s debt. As of March 31, 2015, there have been no material changes to debt covenants, nor any events of default under Dominion’s debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2015, there have been no material changes outside the ordinary course of business to Dominion’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Off-Balance Sheet Arrangements

As of March 31, 2015, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

Environmental Matters

Dominion is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Item 3. Legal Proceedings in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, and Notes 12 and 15 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 and Note 12 in this report for additional information on various regulatory matters.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments would have resulted in an increase in fair value of approximately $90 million and $101 million as of March 31, 2015 and December 31, 2014, respectively. The decline in sensitivity is largely due to decreased commodity derivative activity and lower commodity prices.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s commodity-based financial derivatives as of March 31, 2015 or December 31, 2014.

A hypothetical 10% unfavorable change in commodity prices of Dominion Gas’ commodity-based financial derivative instruments would have resulted in an increase in fair value of approximately $8 million and $2 million as of March 31, 2015 and December 31, 2014, respectively. The rise in sensitivity is largely due to increased commodity derivative activity.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2015 or December 31, 2014.

The Companies may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges.

As of March 31, 2015 Dominion, Virginia Power and Dominion Gas had $4.9 billion, $1.8 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $54 million, $34 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominioni Gas’ interest rate derivatives at March 31, 2015. As of December 31, 2014, Dominion, Virginia Power and Dominion Gas had $4.1 billion, $1.5 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $46 million, $25 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2014.

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

Investment Price Risk

Dominion and Virginia Power are subject to investment price risk due to securities held as investments in nuclear decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in Dominion’s and Virginia Power’s Consolidated Balance Sheets at fair value.

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $60 million, $47 million and $176 million for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on these investments of $3 million for the three months ended March 31, 2015, and a net increase in unrealized gains on these investments of $18 million and $172 million for the three months ended March 31, 2014 and for the year ended December 31, 2014, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $17 million, $23 million and $77 million for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $3 million, $8 million and $87 million for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014, respectively.

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

In March 2015, DTI received a draft compliance order from the WVDEP in connection with a permit determination relating to emission sources at the Galmish loading and storage facilities. The draft compliance order includes a proposed penalty of $162,000. DTI is working with WVDEP to resolve this matter. The ultimate resolution of this compliance order is not expected to have a material effect on Dominion Gas.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

•	Notes 12 and 15 in this report.

ITEM 1A. RISK FACTORS

The Companies businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/15-1/31/15	2,418	$76.90	—	19,629,059 shares/ $1.18 billion
2/1/15-2/28/15	89,183	76.93	—	19,629,059 shares/ $1.18 billion
3/1/15-3/31/15	—	—	—	19,629,059 shares/ $1.18 billion

Total	91,601	$76.93	—	19,629,059 shares/ $1.18 billion

(1)	In January and February 2015, 2,418 shares and 89,183 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion BOD in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion BOD was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 3, 2013 (Exhibit 3.1, Form 8-K filed May 3, 2013, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

10.1*	2015 Performance Grant Plan under 2015 Long-Term Incentive Program approved January 22, 2015 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8489).	X	X	X

10.2*	Form of Restricted Stock Award Agreement under the 2015 Long-term Incentive Program approved January 22, 2015 (Exhibit 10.43, Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8489).	X	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101	The following financial statements from Dominion Resources, Inc.’s, Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 5, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

May 5, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 5, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION GAS HOLDINGS, LLC Registrant

May 5, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 3, 2013 (Exhibit 3.1, Form 8-K filed May 3, 2013, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

10.1*	2015 Performance Grant Plan under 2015 Long-Term Incentive Program approved January 22, 2015 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8489).	X	X	X

10.2*	Form of Restricted Stock Award Agreement under the 2015 Long-term Incentive Program approved January 22, 2015 (Exhibit 10.43, Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8489).	X	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101	The following financial statements from Dominion Resources, Inc.’s, Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 5, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement.