Form 10-Q
period 2015-06-30
DOMINION RESOURCES INC /VA/; Dominion Gas Holdings, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2015-08-06
CIK 715957, 1603291, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
Dominion Gas Holdings, LLC Yes ☐ No ☒

At June 30, 2015, the latest practicable date for determination, Dominion Resources, Inc. had 594,321,909 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Resources, Inc. holds all of the membership interests of Dominion Gas Holdings, LLC.

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

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2013 Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013

2014 Equity Units	Dominion’s 2014 Series A Equity Units issued in July 2014

AFUDC	Allowance for funds used during construction

AOCI	Accumulated other comprehensive income (loss)

AROs	Asset retirement obligations

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

ATEX line	Appalachia to Texas Express ethane line

Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc.

BACT	Best available control technology

bcf	Billion cubic feet

Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia

Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion and Caiman

BOD	Board of Directors

BP	BP Wind Energy North America Inc.

BREDL	Blue Ridge Environmental Defense League

Bremo	Bremo power station

CAA	Clean Air Act

Caiman	Caiman Energy II, LLC

CAIR	Clean Air Interstate Rule

CAISO	California independent system operator

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

CFO	Chief Financial Officer

Chesapeake	Chesapeake power station

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Companies	Dominion, Virginia Power and Dominion Gas, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

CPCN	Certificate of Public Convenience and Necessity

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

D.C.	District of Columbia

DCGT	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DEI	Dominion Energy, Inc.

DOE	Department of Energy

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power and Dominion Gas) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Iroquois	Dominion Iroquois, Inc., which holds a 24.72% general partnership interest in Iroquois

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings and DCGT (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP, and its consolidated subsidiaries

Abbreviation or Acronym	Definition
Dominion NGL Pipelines, LLC	The initial owner of the 58-mile G-150 pipeline project, which is designed to transport approximately 27,000 barrels per day of NGLs from Natrium to an interconnect with the ATEX line of Enterprise near Follansbee, West Virginia

DRS	Dominion Resources Services, Inc.

Dth	Dekatherm

DTI	Dominion Transmission, Inc.

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

Enterprise	Enterprise Product Partners, L.P.

EPA	Environmental Protection Agency

EPC	Engineering, procurement and construction

EPS	Earnings per share

FERC	Federal Energy Regulatory Commission

Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion and Four Brothers Holdings, LLC, a wholly-owned subsidiary of SunEdison

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Greensville County	An approximately 1,588 MW proposed natural gas-fired combined-cycle power station in Greensville County, Virginia

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

INPO	Institute of Nuclear Power Operations

IRCA	Intercompany revolving credit agreement

Iroquois	Iroquois Gas Transmission System L.P.

ISO	Independent system operator

ISO-NE	ISO New England

Kewaunee	Kewaunee nuclear power station

kV	Kilovolt

LNG	Liquefied natural gas

MATS	Utility Mercury and Air Toxics Standard Rule

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MGD	Million gallons a day

Millstone	Millstone nuclear power station

MISO	Midcontinent Independent Transmission System Operator, Inc.

Moody’s	Moody’s Investors Service

MW	Megawatt

MWh	Megawatt hour

Natrium	A natural gas and fractionation facility located in Natrium, West Virginia, owned by Blue Racer

NCEMC	North Carolina Electric Membership Corporation

NedPower	A wind-turbine facility joint venture between Dominion and Shell in Grant County, West Virginia

NGLs	Natural gas liquids

North Anna	North Anna nuclear power station

North Carolina Commission	North Carolina Utilities Commission

Northern System	Collection of approximately 131 miles of various diameter natural gas pipelines in Ohio

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

NYSE	New York Stock Exchange

Abbreviation or Acronym	Definition
ODEC	Old Dominion Electric Cooperative

Ohio Commission	Public Utilities Commission of Ohio

Order 1000	Order issued by FERC adopting new requirements for electric transmission planning, cost allocation and development

PIPP	Percentage of Income Payment Plan deployed by East Ohio

PJM	PJM Interconnection, L.L.C.

Possum Point	Possum Point power station

ppb	Parts-per-billion

PSD	Prevention of Significant Deterioration

Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden

Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center

Rider T1	A rate adjustment clause to recover the difference between revenues produced from transmission rates included in base rates, and the new total revenue requirement developed annually for the rate years effective September 1

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities

Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County

ROE	Return on equity

RTO	Regional transmission organization

SEC	Securities and Exchange Commission

SELC	Southern Environmental Law Center

Shell	Shell WindEnergy, Inc.

SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.

SunEdison	The legal entity, SunEdison, Inc., one or more of its consolidated subsidiaries (including Four Brothers Holdings, LLC) or operating segments, or the entirety of SunEdison, Inc. and its consolidated subsidiaries

U.S.	United States of America

UAO	Unilateral Administrative Order

UEX Rider	Uncollectible Expense Rider deployed by East Ohio

VDEQ	Virginia Department of Environmental Quality

VEBA	Voluntary Employees’ Beneficiary Association

VIE	Variable interest entity

Virginia City Hybrid Energy Center	A 600 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

Warren County	A 1,342 MW combined-cycle, natural gas-fired power station in Warren County, Virginia

WVDEP	West Virginia Department of Environmental Protection

Yorktown	Yorktown power station

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions, except per share amounts)
Operating Revenue	$2,747	$2,813	$6,156	$6,443

Operating Expenses
Electric fuel and other energy-related purchases	591	633	1,544	1,967
Purchased electric capacity	90	87	184	175
Purchased gas	111	324	361	864
Other operations and maintenance	709	933	1,311	1,358
Depreciation, depletion and amortization	339	308	682	616
Other taxes	134	134	299	301

Total operating expenses	1,974	2,419	4,381	5,281

Income from operations	773	394	1,775	1,162

Other income	56	57	116	97
Interest and related charges	221	227	444	464

Income from operations including noncontrolling interests before income tax expense	608	224	1,447	795
Income tax expense	190	63	489	249

Net Income Including Noncontrolling Interests	418	161	958	546
Noncontrolling Interests	5	2	9	8

Net Income Attributable to Dominion	$413	$159	$949	$538

Earnings Per Common Share
Net income attributable to Dominion - Basic	$0.70	$0.27	$1.61	$0.92
Net income attributable to Dominion - Diluted	0.70	0.27	1.60	0.92

Dividends declared per common share	$0.6475	$0.6000	$1.2950	$1.2000

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Net income including noncontrolling interests	$418	$161	$958	$546
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	92	(59)	34	(209)
Changes in unrealized net gains (losses) on investment securities(2)	(11)	49	4	78
Changes in unrecognized pension and other postretirement benefit costs(3)	3	4	3	—
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(4)	(61)	(16)	(2)	144
Net realized gains on investment securities(5)	(12)	(7)	(33)	(18)
Net pension and other postretirement benefit costs(6)	12	9	25	17
Changes in other comprehensive income (loss) from equity method investees(7)	—	2	(1)	(5)

Total other comprehensive income (loss)	23	(18)	30	7

Comprehensive income including noncontrolling interests	441	143	988	553
Comprehensive income attributable to noncontrolling interests	5	2	9	8

Comprehensive income attributable to Dominion	$436	$141	$979	$545

(1)	Net of $(59) million and $47 million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $(19) million and $126 million for the six months ended June 30, 2015 and 2014, respectively.
(2)	Net of $6 million and $(27) million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $(5) million and $(28) million for the six months ended June 30, 2015 and 2014, respectively.
(3)	Net of $3 million and $4 million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $3 million and $— million for the six months ended June 30, 2015 and 2014, respectively.
(4)	Net of $41 million and $6 million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $2 million and $(94) million for the six months ended June 30, 2015 and 2014, respectively.
(5)	Net of $8 million and $4 million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $20 million and $11 million for the six months ended June 30, 2015 and 2014, respectively.
(6)	Net of $(9) million and $(6) million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $(18) million and $(12) million for the six months ended June 30, 2015 and 2014, respectively.
(7)	Net of $1 million and $3 million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $1 million and $3 million for the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$271	$318
Customer receivables (less allowance for doubtful accounts of $37 and $34)	1,334	1,514
Other receivables (less allowance for doubtful accounts of $2 and $3)	106	119
Inventories	1,260	1,410
Prepayments	120	167
Deferred income taxes	517	800
Other	844	1,287

Total current assets	4,452	5,615

Investments
Nuclear decommissioning trust funds	4,208	4,196
Investment in equity method affiliates	1,103	1,081
Other	274	284

Total investments	5,585	5,561

Property, Plant and Equipment
Property, plant and equipment	54,448	51,406
Accumulated depreciation, depletion and amortization	(15,780)	(15,136)

Total property, plant and equipment, net	38,668	36,270

Deferred Charges and Other Assets
Goodwill	3,294	3,044
Pension and other postretirement benefit assets	1,002	956
Regulatory assets	1,625	1,642
Other	1,316	1,239

Total deferred charges and other assets	7,237	6,881

Total assets	$55,942	$54,327

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2015	December 31, 2014(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,310	$1,375
Short-term debt	2,622	2,775
Accounts payable	842	952
Accrued interest, payroll and taxes	527	566
Other(2)	1,435	1,530

Total current liabilities	6,736	7,198

Long-Term Debt
Long-term debt	19,597	18,348
Junior subordinated notes	1,373	1,374
Remarketable subordinated notes	2,084	2,083

Total long-term debt	23,054	21,805

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,573	7,444
Asset retirement obligations	1,812	1,633
Regulatory liabilities	2,130	1,991
Other	1,782	2,299

Total deferred credits and other liabilities	13,297	13,367

Total liabilities	43,087	42,370

Commitments and Contingencies (see Note 16)
Equity
Common stock – no par(3)	6,530	5,876
Retained earnings	6,278	6,095
Accumulated other comprehensive loss	(386)	(416)

Total common shareholders’ equity	12,422	11,555

Noncontrolling interests	433	402

Total equity	12,855	11,957

Total liabilities and equity	$55,942	$54,327

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 3 for amounts attributable to related parties.
(3)	1 billion shares authorized; 594 million shares and 585 million shares outstanding at June 30, 2015 and December 31, 2014, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2015	2014
(millions)
Operating Activities
Net income including noncontrolling interests	$958	$546
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	822	748
Deferred income taxes and investment tax credits	399	301
Gains on the sale of assets and businesses	(71)	(159)
Charge associated with North Anna and offshore wind legislation	—	287
Other adjustments	(18)	(55)
Changes in:
Accounts receivable	214	153
Inventories	47	2
Deferred fuel and purchased gas costs, net (including write-off)	28	(322)
Prepayments	47	(34)
Accounts payable	(173)	(258)
Accrued interest, payroll and taxes	(41)	(50)
Margin deposit assets and liabilities	186	204
Other operating assets and liabilities	(238)	84

Net cash provided by operating activities	2,160	1,447

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(2,370)	(2,389)
Acquisition of solar development projects	(230)	(58)
Acquisition of DCGT	(497)	—
Proceeds from sales of securities	580	686
Purchases of securities	(553)	(703)
Proceeds from the sale of electric retail energy marketing business	—	187
Proceeds from the sale of assets to Blue Racer	—	84
Proceeds from assignments of Marcellus acreage	28	—
Other	(42)	7

Net cash used in investing activities	(3,084)	(2,186)

Financing Activities
Issuance (repayment) of short-term debt, net	(153)	1,152
Issuance of long-term debt	1,200	1,150
Repayment and repurchase of long-term debt	(8)	(660)
Subsidiary preferred stock redemption	—	(125)
Issuance of common stock	647	71
Common dividend payments	(765)	(698)
Subsidiary preferred dividend payments	—	(6)
Other	(44)	(42)

Net cash provided by financing activities	877	842

Increase (decrease) in cash and cash equivalents	(47)	103
Cash and cash equivalents at beginning of period	318	316

Cash and cash equivalents at end of period	$271	$419

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$319	$309

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

(millions)
Operating Revenue(1)	$1,813	$1,729	$3,950	$3,712

Operating Expenses
Electric fuel and other energy-related purchases(1)	497	518	1,307	1,168
Purchased electric capacity	90	87	184	175
Other operations and maintenance:
Affiliated suppliers	69	70	144	141
Other	376	563	697	833
Depreciation and amortization	231	217	469	435
Other taxes	69	69	143	142

Total operating expenses	1,332	1,524	2,944	2,894

Income from operations	481	205	1,006	818

Other income	21	21	36	36
Interest and related charges	108	103	216	210

Income before income tax expense	394	123	826	644
Income tax expense	148	54	311	251

Net Income	246	69	515	393
Preferred dividends	—	2	—	8

Balance available for common stock	$246	$67	$515	$385

(1)	See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

(millions)
Net income	$246	$69	$515	$393
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	7	(1)	3	1
Changes in unrealized net gains on nuclear decommissioning trust funds(2)	—	6	1	8
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	—	(1)	1	(4)
Net realized gains on nuclear decommissioning trust funds(4)	(2)	—	(3)	(2)

Other comprehensive income	5	4	2	3

Comprehensive income	$251	$73	$517	$396

(1)	Net of $(4) million and $— million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $(2) million and $— million for the six months ended June 30, 2015 and 2014, respectively.
(2)	Net of $1 million and $(3) million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $— million and $(5) million for the six months ended June 30, 2015 and 2014, respectively.
(3)	Net of $— million tax for both the three months ended June 30, 2015 and 2014, and net of $— million and $2 million for the six months ended June 30, 2015 and 2014, respectively.
(4)	Net of $1 million and $— million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $1 million for both the six months ended June 30, 2015 and 2014.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$82	$15
Customer receivables (less allowance for doubtful accounts of $28 and $25)	967	986
Other receivables (less allowance for doubtful accounts of $1 at both dates)	44	65
Inventories (average cost method)	828	853
Prepayments	23	252
Regulatory assets	317	298
Other(2)	33	82

Total current assets	2,294	2,551

Investments
Nuclear decommissioning trust funds	1,948	1,930
Other	4	4

Total investments	1,952	1,934

Property, Plant and Equipment
Property, plant and equipment	36,480	35,180
Accumulated depreciation and amortization	(11,431)	(11,080)

Total property, plant and equipment, net	25,049	24,100

Deferred Charges and Other Assets
Regulatory assets	447	439
Other(2)	551	485

Total deferred charges and other assets	998	924

Total assets	$30,293	$29,509

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2015	December 31, 2014(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$660	$211
Short-term debt	1,441	1,361
Accounts payable	409	458
Payables to affiliates	93	92
Affiliated current borrowings	—	427
Accrued interest, payroll and taxes	241	199
Other	620	528

Total current liabilities	3,464	3,276

Long-Term Debt	8,970	8,726

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,385	4,415
Asset retirement obligations	1,018	848
Regulatory liabilities	1,774	1,683
Other(2)	380	506

Total deferred credits and other liabilities	7,557	7,452

Total liabilities	19,991	19,454

Commitments and Contingencies (see Note 16)
Common Shareholder’s Equity
Common stock – no par(3)	5,737	5,738
Other paid-in capital	1,113	1,113
Retained earnings	3,400	3,154
Accumulated other comprehensive income	52	50

Total common shareholder’s equity	10,302	10,055

Total liabilities and shareholder’s equity	$30,293	$29,509

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 18 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at June 30, 2015 and December 31, 2014.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2015	2014
(millions)
Operating Activities
Net income	$515	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	555	521
Deferred income taxes and investment tax credits	13	246
Charge associated with North Anna and offshore wind legislation	—	287
Other adjustments	32	(17)
Changes in:
Accounts receivable	40	26
Inventories	25	(31)
Prepayments	229	(138)
Deferred fuel expenses, net (including write-off)	(9)	(359)
Accounts payable	(8)	18
Other operating assets and liabilities	2	(37)

Net cash provided by operating activities	1,394	909

Investing Activities
Plant construction and other property additions	(1,292)	(1,385)
Purchases of nuclear fuel	(67)	(131)
Purchases of securities	(222)	(311)
Proceeds from sales of securities	209	299
Other	(27)	(11)

Net cash used in investing activities	(1,399)	(1,539)

Financing Activities
Issuance of short-term debt, net	80	481
Repayment of affiliated current borrowings, net	(427)	(97)
Issuance of long-term debt	700	750
Repayment of long-term debt	(6)	(50)
Preferred stock redemption	—	(125)
Common dividend payments	(270)	(270)
Preferred dividend payments	—	(6)
Other	(5)	(11)

Net cash provided by financing activities	72	672

Increase in cash and cash equivalents	67	42
Cash and cash equivalents at beginning of period	15	16

Cash and cash equivalents at end of period	$82	$58

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$117	$236

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Operating Revenue(1)	$395	$428	$926	$997

Operating Expenses
Purchased gas(1)	21	76	95	213
Other energy-related purchases	7	5	13	21
Other operations and maintenance:
Affiliated suppliers	17	16	38	37
Other(2)	107	93	160	125
Depreciation and amortization	53	49	104	96
Other taxes	37	35	92	86

Total operating expenses	242	274	502	578

Income from operations	153	154	424	419

Other income	4	5	13	13
Interest and related charges	18	6	35	12

Income from operations before income taxes	139	153	402	420
Income tax expense	54	60	156	163

Net Income	$85	$93	$246	$257

(1)	See Note 18 for amounts attributable to related parties.
(2)	Includes gains on the sales of assets to related parties of $59 million for the six months ended June 30, 2014. See Note 10 for more information.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Net income	$85	$93	$246	$257
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	3	(19)	(1)	(27)
Changes in net unrecognized pension and other postretirement benefit costs(2)	—	—	—	(1)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	(1)	3	(1)	8
Net pension and other postretirement benefit costs(4)	1	1	2	3

Other comprehensive income (loss)	3	(15)	—	(17)

Comprehensive income	$88	$78	$246	$240

(1)	Net of $(1) million and $12 million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $1 million and $17 million tax for the six months ended June 30, 2015 and 2014, respectively.
(2)	Net of $— million tax for both the three months ended June 30, 2015 and 2014, and net of $— million and $(1) million tax for the six months ended June 30, 2015 and 2014, respectively.
(3)	Net of $— million and $(2) million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $— million and $(4) million tax for the six months ended June 30, 2015 and 2014, respectively.
(4)	Net of $(1) million and $— million tax for the three months ended June 30, 2015 and 2014, respectively, and net of $(2) million and $(1) million tax for the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$11	$9
Customer receivables (less allowance for doubtful accounts of $4 at both dates)(2)	222	322
Other receivables (less allowance for doubtful accounts of $1 at both dates)(2)	13	19
Affiliated receivables	7	12
Inventories	79	65
Prepayments	55	166
Other(2)	168	217

Total current assets	555	810

Investments	108	108

Property, Plant and Equipment
Property, plant and equipment	9,195	8,902
Accumulated depreciation and amortization	(2,609)	(2,538)

Total property, plant and equipment, net	6,586	6,364

Deferred Charges and Other Assets
Goodwill	542	542
Intangible assets, net	85	79
Regulatory assets	381	379
Pension and other postretirement benefit assets(2)	1,546	1,486
Other(2)	85	80

Total deferred charges and other assets	2,639	2,566

Total assets	$9,888	$9,848

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2015	December 31, 2014(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$360	$—
Accounts payable	118	247
Payables to affiliates	21	41
Affiliated current borrowings	168	384
Accrued interest, payroll and taxes	140	194
Other(2)	162	172

Total current liabilities	969	1,038

Long-Term Debt	2,594	2,594

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,211	2,158
Other(2)	465	492

Total deferred credits and other liabilities	2,676	2,650

Total liabilities	6,239	6,282

Commitments and Contingencies (see Note 16)
Equity
Membership interests	3,735	3,652
Accumulated other comprehensive loss(2)	(86)	(86)

Total equity	3,649	3,566

Total liabilities and equity	$9,888	$9,848

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2015	2014
(millions)
Operating Activities
Net income	$246	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(71)	(59)
Depreciation and amortization	104	96
Deferred income taxes and investment tax credits	55	48
Other adjustments	—	(7)
Changes in:
Accounts receivable	106	12
Deferred purchased gas costs, net	28	40
Prepayments	111	21
Inventories	(14)	(18)
Accounts payable	(132)	(152)
Payables to affiliates	(20)	(32)
Accrued interest, payroll and taxes	(54)	(22)
Other operating assets and liabilities	(66)	(23)

Net cash provided by operating activities	293	161

Investing Activities
Plant construction and other property additions	(292)	(249)
Proceeds from sale of assets to an affiliate	—	47
Proceeds from assignments of Marcellus acreage	28	—
Other	(6)	(6)

Net cash used in investing activities	(270)	(208)

Financing Activities
Issuance of short-term debt, net	360	—
Issuance (repayment) of affiliated current borrowings, net	(216)	196
Distribution payments	(164)	(145)
Other	(1)	(2)

Net cash provided by (used in) financing activities	(21)	49

Increase in cash and cash equivalents	2	2
Cash and cash equivalents at beginning of period	9	8

Cash and cash equivalents at end of period	$11	$10

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$37	$40
Extinguishment of affiliated long-term debt in exchange for assets sold to affiliate	—	67

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of June 30, 2015, their results of operations for the three and six months ended June 30, 2015 and 2014, and their cash flows for the six months ended June 30, 2015 and 2014. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. As of June 30, 2015, Dominion owns the general partner and 70.9% of the limited partner interests in Dominion Midstream. The public’s ownership interest in Dominion Midstream is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. Also, as of June 30, 2015, Dominion owns 50% of the units in and consolidates Four Brothers. SunEdison’s ownership interest in Four Brothers is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. See Note 3 for more details regarding the nature and purpose of Four Brothers.

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

Note 3. Acquisitions and Dispositions

Dominion

Acquisition of Four Brothers

In June 2015, Dominion acquired 50% of the units in Four Brothers from SunEdison for approximately $64 million of consideration, consisting of $2 million in cash and a $62 million payable, which is included in other current liabilities in Dominion’s Consolidated Balance Sheets as of June 30, 2015. Four Brothers’ purpose is to develop and operate four solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $730 million to construct, including the initial acquisition cost. Dominion is obligated to contribute $445 million of capital to fund the construction of the projects. The facilities are expected to begin commercial operations in the third quarter of 2016, generating approximately 320 MW. Long-term power purchase, interconnection and operation and maintenance agreements have been executed for each of the projects. Dominion expects to claim 99% of the federal investment tax credits on the projects.

Dominion owns 50% of the voting interests in Four Brothers and has a controlling financial interest over the entity through its rights to control operations.

The allocation of the purchase price resulted in approximately $89 million of property, plant and equipment, $25 million of noncontrolling interest and $64 million of acquired equity. The noncontrolling interest was measured at fair value using the discounted cash flow method, with the primary components of the valuation being future cash flows (both incoming and outgoing) and the discount rate. Dominion determined its discount rate based on the cost of capital a utility-scale investor would expect, as well as the cost of capital an individual project developer could achieve via a combination of non-recourse project financing and outside equity partners.

Four Brothers has entered into agreements with SunEdison to provide administrative and support services in connection with the construction of the project, operation and maintenance of the facilities, and administrative and technical management services of the solar facilities. In addition, Dominion has entered into a contract with SunEdison to provide services related to construction project management and oversight. There have been no costs related to services to be provided under these agreements for the six months ended June 30, 2015.

Acquisitions of Solar Projects

The following table presents other significant acquisitions of solar projects by Dominion in 2014 and 2015. Long-term power purchase, interconnection and operation and maintenance agreements have been executed for all of the projects. Dominion has claimed and/or expects to claim federal investment tax credits on the projects.

Completed Acquisition Date	Seller	Number of Projects	Project Location	Project Name(s)	Initial Acquisition Cost (millions)		Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
March 2014	Recurrent Energy Development Holdings, LLC	6	California	Camelot, Kansas, Kent South, Old River One, Adams East, Columbia 2	$50	(2)	$446	Fourth quarter 2014	139
November 2014	CSI Project Holdco, LLC	1	California	West Antelope	79	(2)	80	November 2014	20
December 2014	EDF Renewable Development, Inc.	1	California	CID	71	(2)	71	January 2015	20
April 2015	EC&R NA Solar PV, LLC	1	California	Alamo	66	(2)	66	May 2015	20

April 2015	EDF Renewable Development, Inc.	3	California	City of Corcoran, Goose Lake, Marin Carport(3)	106	(2)	108	May 2015	24
June 2015	EDF Renewable Development, Inc.	1	California	Catalina 2	68	(4)	68	July 2015	18
July 2015	SunPeak Solar, LLC	1	California	Imperial Valley 2	42	(4)	70	Third quarter 2015	20

(1)	Includes acquisition cost.
(2)	The purchase price was primarily allocated to Property, Plant and Equipment.
(3)	Marin Carport is expected to begin commercial operations in late 2015 or early 2016.
(4)	The allocation of the purchase price to individual assets is under evaluation by management and has not been finalized.

In June 2015, Dominion entered into an agreement to acquire 100% of the equity interests in the Maricopa West solar project in California from EC&R NA Solar PV, LLC for approximately $65 million in cash. The project is expected to close in the fourth quarter of 2015 and cost approximately $66 million once constructed, including the initial acquisition cost. Upon completion, the facility is expected to generate approximately 20 MW.

The acquired assets of Four Brothers and the other solar projects are included in the Dominion Generation operating segment.

Acquisition of DCGT

In January 2015, Dominion completed the acquisition of 100% of the equity interests of DCGT from SCANA Corporation for approximately $497 million in cash, as adjusted for working capital. DCGT owns and operates nearly 1,500 miles of FERC-regulated interstate natural gas pipeline in South Carolina and southeastern Georgia. This acquisition supports Dominion’s natural gas expansion into the Southeast. The allocation of the purchase price is currently being evaluated and has preliminarily resulted in approximately $277 million of net property, plant and equipment, $250 million of goodwill, of which approximately $225 million is expected to be deductible for income tax purposes, and approximately $38 million of regulatory liabilities. The goodwill reflects the value associated with enhancing Dominion’s regulated gas position, economic value attributable to future expansion projects as well as increased opportunities for synergies. The acquired assets of DCGT are included in the Dominion Energy operating segment.

On March 24, 2015, DCGT converted to a limited liability company under the laws of South Carolina and changed its name from Carolina Gas Transmission Corporation to DCGT. On April 1, 2015, Dominion contributed 100% of the issued and outstanding membership interests of DCGT to Dominion Midstream in exchange for total consideration of $501 million, as adjusted for working capital. Total consideration to Dominion consisted of the issuance of a two-year, approximately $301 million senior unsecured promissory note payable by Dominion Midstream at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200 million, representing limited partner interests in Dominion Midstream. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the ten trading days prior to April 1, 2015, or $39.12 per unit. Since Dominion consolidates Dominion Midstream for financial reporting purposes, this transaction was eliminated upon consolidation and did not impact Dominion’s financial position or cash flows.

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

Dominion Gas

Assignments of Marcellus Acreage

In December 2013, DTI closed an agreement with a natural gas producer to convey over time approximately 79,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for payments to DTI, subject to customary adjustments, of up to approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In 2013 and 2014, DTI received approximately $98 million in cash proceeds. At December 31, 2014, deferred revenue totaled approximately $85 million. In March 2015, DTI and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of approximately 9,000 acres of Marcellus Shale development rights and a two year extension of the term of the original agreement. The conveyance of development rights resulted in the recognition of $43 million ($27 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. At June 30, 2015, deferred revenue totaled approximately $38 million, which is expected to be recognized over the remaining term of the agreement.

In March 2015, DTI conveyed to a natural gas producer approximately 11,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields and received proceeds of approximately $27 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $27 million ($16 million after-tax) gain, included in other operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

Dominion and Dominion Gas

Blue Racer

See Note 10 for a discussion of transactions related to Blue Racer.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Dominion
Electric sales:
Regulated	$1,779	$1,697	$3,891	$3,648
Nonregulated	351	320	757	1,174
Gas sales:
Regulated	31	70	147	217
Nonregulated	87	228	295	345
Gas transportation and storage	385	351	856	795
Other	114	147	210	264

Total operating revenue	$2,747	$2,813	$6,156	$6,443

Virginia Power
Regulated electric sales	$1,779	$1,697	$3,891	$3,648
Other	34	32	59	64

Total operating revenue	$1,813	$1,729	$3,950	$3,712

Dominion Gas
Gas sales:
Regulated	$21	$54	$78	$137
Nonregulated	1	4	4	13
Gas transportation and storage	321	304	733	700
NGL revenue	22	44	51	101
Other	30	22	60	46

Total operating revenue	$395	$428	$926	$997

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion		Virginia Power		Dominion Gas
Six Months Ended June 30,	2015	2014	2015	2014	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.3	1.5	3.8	3.8	3.9	3.7
Investment tax credits	(2.7)	(4.9)	—	—	—	—
Production tax credits	(0.8)	(1.0)	(0.5)	(0.6)	—	—
Valuation allowances	—	1.1	—	—	—	—
Other, net	(1.0)	(0.4)	(0.7)	0.6	—	0.1

Effective tax rate	33.8%	31.3%	37.6%	38.8%	38.9%	38.8%

As of June 30, 2015, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions, except EPS)
Net income attributable to Dominion	$413	$159	$949	$538

Average shares of common stock outstanding – Basic	591.5	581.9	589.7	581.7
Net effect of dilutive securities(1)	1.0	2.0	1.5	1.7

Average shares of common stock outstanding – Diluted	592.5	583.9	591.2	583.4

Earnings Per Common Share – Basic	$0.70	$0.27	$1.61	$0.92
Earnings Per Common Share – Diluted	$0.70	$0.27	$1.60	$0.92

(1)	Dilutive securities consist primarily of the 2013 Equity Units for 2015 and contingently convertible senior notes and the 2013 Equity Units for 2014. See Note 15 in this report and Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 for more information.

The 2014 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2015, as the dilutive stock price threshold was not met. There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three and six months ended June 30, 2014.

Note 7. Accumulated Other Comprehensive Income

Dominion

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive income (loss) from equity method investee	Total
(millions)
Three Months Ended June 30, 2015
Beginning balance	$(177)	$542	$(769)	$(5)	$(409)
Other comprehensive income before reclassifications: gains (losses)	92	(11)	3	—	84
Amounts reclassified from AOCI(1): (gains) losses	(61)	(12)	12	—	(61)

Net current-period other comprehensive income (loss)	31	(23)	15	—	23

Ending balance	$(146)	$519	$(754)	$(5)	$(386)

Three Months Ended June 30, 2014
Beginning balance	$(278)	$492	$(506)	$(7)	$(299)
Other comprehensive income before reclassifications: gains (losses)	(59)	49	4	2	(4)
Amounts reclassified from AOCI(1): (gains) losses	(16)	(7)	9	—	(14)

Net current-period other comprehensive income (loss)	(75)	42	13	2	(18)

Ending balance	$(353)	$534	$(493)	$(5)	$(317)

Six Months Ended June 30, 2015
Beginning balance	$(178)	$548	$(782)	$(4)	$(416)
Other comprehensive income before reclassifications: gains (losses)	34	4	3	(1)	40
Amounts reclassified from AOCI(1): (gains) losses	(2)	(33)	25	—	(10)

Net current-period other comprehensive income (loss)	32	(29)	28	(1)	30

Ending balance	$(146)	$519	$(754)	$(5)	$(386)

Six Months Ended June 30, 2014
Beginning balance	$(288)	$474	$(510)	$—	$(324)
Other comprehensive income before reclassifications: gains (losses)	(209)	78	—	(5)	(136)
Amounts reclassified from AOCI(1): (gains) losses	144	(18)	17	—	143

Net current-period other comprehensive income (loss)	(65)	60	17	(5)	7

Ending balance	$(353)	$534	$(493)	$(5)	$(317)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(107)	Operating revenue
	2	Purchased gas

Interest rate contracts	3	Interest and related charges
	(102)
Tax	41	Income tax expense

	$(61)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(25)	Other income
Impairment	5	Other income

	(20)
Tax	8	Income tax expense

	$(12)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	24	Other operations and maintenance

	21
Tax	(9)	Income tax expense

	$12

Three Months Ended June 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(28)	Operating revenue
	3	Purchased gas
Interest rate contracts	3	Interest and related charges

	(22)
Tax	6	Income tax expense

	$(16)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(13)	Other income
Impairment	2	Other income

	(11)
Tax	4	Income tax expense

	$(7)

Unrecognized pension and other postretirement benefit costs:

Prior service (credit) costs	$(2)	Other operations and maintenance
Actuarial (gains) losses	17	Other operations and maintenance

	15
Tax	(6)	Income tax expense

	$9

Six Months Ended June 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(15)	Operating revenue
	7	Purchased gas
	(1)	Electric fuel and other energy-related purchases
Interest rate contracts	5	Interest and related charges

	(4)
Tax	2	Income tax expense

	$(2)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(64)	Other income
Impairment	11	Other income

	(53)
Tax	20	Income tax expense

	$(33)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(6)	Other operations and maintenance
Actuarial (gains) losses	49	Other operations and maintenance

	43
Tax	(18)	Income tax expense

	$25

Six Months Ended June 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$241	Operating revenue
	4	Purchased gas
	(13)	Electric fuel and other energy-related purchases
Interest rate contracts	6	Interest and related charges

	238
Tax	(94)	Income tax expense

	$144

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(33)	Other income
Impairment	4	Other income

	(29)
Tax	11	Income tax expense

	$(18)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(5)	Other operations and maintenance
Actuarial (gains) losses	34	Other operations and maintenance

	29
Tax	(12)	Income tax expense

	$17

Dominion Gas

The following table presents Dominion Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension and other postretirement benefit costs	Total
(millions)
Three Months Ended June 30, 2015
Beginning balance	$(24)	$(65)	$(89)
Other comprehensive income before reclassifications: gains (losses)	3	—	3
Amounts reclassified from AOCI(1): (gains) losses	(1)	1	—

Net current-period other comprehensive income	2	1	3

Ending balance	$(22)	$(64)	$(86)

Three Months Ended June 30, 2014
Beginning balance	$—	$(60)	$(60)
Other comprehensive income before reclassifications: gains (losses)	(19)	—	(19)
Amounts reclassified from AOCI(1): (gains) losses	3	1	4

Net current-period other comprehensive income (loss)	(16)	1	(15)

Ending balance	$(16)	$(59)	$(75)

Six Months Ended June 30, 2015
Beginning balance	$(20)	$(66)	$(86)
Other comprehensive income before reclassifications: gains (losses)	(1)	—	(1)
Amounts reclassified from AOCI(1): (gains) losses	(1)	2	1

Net current-period other comprehensive income (loss)	(2)	2	—

Ending balance	$(22)	$(64)	$(86)

Six Months Ended June 30, 2014
Beginning balance	$3	$(61)	$(58)
Other comprehensive income before reclassifications: gains (losses)	(27)	(1)	(28)
Amounts reclassified from AOCI(1): (gains) losses	8	3	11

Net current-period other comprehensive income (loss)	(19)	2	(17)

Ending balance	$(16)	$(59)	$(75)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(1)	Operating revenue

	(1)
Tax	—	Income tax expense

	$(1)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Three Months Ended June 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$2	Operating revenue
	3	Purchased gas

	5
Tax	(2)	Income tax expense

	$3

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$1	Other operations and maintenance

	1
Tax	—	Income tax expense

	$1

Six Months Ended June 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(1)	Operating revenue

	(1)
Tax	—	Income tax expense

	$(1)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$4	Other operations and maintenance

	4
Tax	(2)	Income tax expense

	$2

Six Months Ended June 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$7	Operating revenue
	5	Purchased gas

	12
Tax	(4)	Income tax expense

	$8

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$4	Other operations and maintenance

	4
Tax	(1)	Income tax expense

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

The following table presents Dominion’s quantitative information about Level 3 fair value measurements at June 30, 2015. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads and price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$57	Discounted Cash Flow	Market Price (per Dth)	(3)	(2) - 4	(1)
			Credit spread	(4)	1% - 5%	3%
FTRs	25	Discounted Cash Flow	Market Price (per MWh)	(3)	(2) - 10	2
Physical and Financial Options:
Natural Gas	4	Option Model	Market Price (per Dth)	(3)	2 - 4	3
			Price Volatility	(5)	22% - 69%	33%

Total assets	$86

Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$10	Discounted Cash Flow	Market Price (per Dth)	(3)	(2) - 4	2
NGLs(6)	1	Discounted Cash Flow	Market Price (per Gal)	(3)	1 - 2	1
FTRs	2	Discounted Cash Flow	Market Price (per MWh)	(3)	(10) - 10	1
Physical and Financial Options:
Natural Gas	2	Option Model	Market Price (per Dth)	(3)	2 - 4	3
			Price Volatility	(5)	22% - 69%	33%

Total liabilities	$15

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.
(5)	Represents volatilities unrepresented in published markets.
(6)	Information represents Dominion Gas’ quantitative information about Level 3 fair value measurement.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2015
Assets:
Derivatives:
Commodity	$1	$452	$86	$539
Interest rate	—	58	—	58
Investments(1):
Equity securities:
U.S.:
Large cap	2,640	—	—	2,640
Other	7	—	—	7
Non-U.S.:
Large cap	13	—	—	13
Fixed income:
Corporate debt instruments	—	464	—	464
U.S. Treasury securities and agency debentures	399	179	—	578
State and municipal	—	412	—	412
Other	—	109	—	109
Cash equivalents and other	1	6	—	7

Total assets	$3,061	$1,680	$86	$4,827

Liabilities:
Derivatives:
Commodity	$1	$329	$15	$345
Interest rate	—	108	—	108

Total liabilities	$1	$437	$15	$453

At December 31, 2014
Assets:
Derivatives:
Commodity	$3	$567	$125	$695
Interest rate	—	24	—	24
Investments(1):
Equity securities:
U.S.:
Large cap	2,669	—	—	2,669
Other	6	—	—	6
Non-U.S.:
Large cap	12	—	—	12
Fixed income:
Corporate debt instruments	—	441	—	441
U.S. Treasury securities and agency debentures	419	190	—	609
State and municipal	—	395	—	395
Other	—	74	—	74
Cash equivalents and other	3	10	—	13

Total assets	$3,112	$1,701	$125	$4,938

Liabilities:
Derivatives:
Commodity	$3	$571	$18	$592
Interest rate	—	202	—	202

Total liabilities	$3	$773	$18	$794

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Beginning balance	$76	$8	$107	$(16)
Total realized and unrealized gains (losses):
Included in earnings	(5)	(10)	10	100
Included in other comprehensive income (loss)	(1)	(1)	(12)	3
Included in regulatory assets/liabilities	(5)	(3)	(29)	14
Settlements	6	9	(8)	(99)
Transfers out of Level 3(1)	—	—	3	1

Ending balance	$71	$3	$71	$3

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$—	$—	$—	$1

(1)	In March 2015, Dominion changed the classification of certain short term NGL derivatives from Level 3 to Level 2 due to an increase in liquidity in financial forward markets. The transfers out of Level 3 that relate to NGLs for the three and six months ended June 30, 2015 are $— million and $9 million, respectively.

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Purchased Gas	Electric fuel and other energy- related purchases	Total
(millions)
Three Months Ended June 30, 2015
Total gains (losses) included in earnings	$—	$—	$(5)	$(5)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	—	—	—	—

Three Months Ended June 30, 2014
Total gains (losses) included in earnings	$(1)	$(1)	$(8)	$(10)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	(1)	—	—

Six Months Ended June 30, 2015
Total gains (losses) included in earnings	$2	$—	$8	$10
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	(1)	—

Six Months Ended June 30, 2014
Total gains (losses) included in earnings	$(11)	$(1)	$112	$100
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	2	(1)	—	1

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at June 30, 2015. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
FTRs	$25	Discounted Cash Flow	Market Price (per MWh)	(3)	(2) - 10	2
Natural Gas(2)	50	Discounted Cash Flow	Market Price (per Dth)	(3)	(2) - 3	(1)
			Credit spread	(4)	1% - 5%	3%

Total assets	$75

Liabilities:
Physical and Financial Forwards and Futures:
FTRs	$2	Discounted Cash Flow	Market Price (per MWh)	(3)	(10) - 10	1

Total liabilities	$2

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2015
Assets:
Derivatives:
Commodity	$—	$5	$75	$80
Interest rate	—	37	—	37
Investments(1):
Equity securities:
U.S. large cap	1,170	—	—	1,170
Fixed income:
Corporate debt instruments	—	255	—	255
U.S. Treasury securities and agency debentures	140	60	—	200
State and municipal	—	217	—	217
Other	—	28	—	28

Total assets	$1,310	$602	$75	$1,987

Liabilities:
Derivatives:
Commodity	$—	$3	$2	$5
Interest rate	—	16	—	16

Total liabilities	$—	$19	$2	$21

At December 31, 2014
Assets:
Derivatives:
Commodity	$—	$7	$106	$113
Investments(1):
Equity securities:
U.S. large cap	1,157	—	—	1,157
Fixed income:
Corporate debt instruments	—	250	—	250
U.S. Treasury securities and agency debentures	137	61	—	198
State and municipal	—	211	—	211
Other	—	23	—	23

Total assets	$1,294	$552	$106	$1,952

Liabilities:
Derivatives:
Commodity	$—	$11	$4	$15
Interest rate	—	72	—	72

Total liabilities	$—	$83	$4	$87

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Beginning balance	$78	$10	$102	$(7)
Total realized and unrealized gains (losses):
Included in earnings	(5)	(9)	8	111
Included in regulatory assets/liabilities	(5)	(3)	(29)	14
Settlements	5	9	(8)	(111)

Ending balance	$73	$7	$73	$7

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2015 and 2014.

Dominion Gas

The following table presents Dominion Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2015
Assets:
Commodity	$—	$6	$—	$6

Total Assets	$—	$6	$—	$6
Liabilities:
Commodity	$—	$5	$1	$6
Interest rate	—	9	—	9

Total liabilities	$—	$14	$1	$15

At December 31, 2014
Assets:
Commodity	$—	$—	$2	$2

Total Assets	$—	$—	$2	$2
Liabilities:
Interest rate	$—	$9	$—	$9

Total liabilities	$—	$9	$—	$9

The following table presents the net change in Dominion Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Beginning balance	$—	$(2)	$2	$(6)
Total realized and unrealized gains (losses):
Included in earnings	(1)	(2)	1	(7)
Included in other comprehensive income (loss)	—	(1)	(12)	3
Settlements	—	2	(1)	7
Transfers out of Level 3(1)	—	—	9	—

Ending balance	$(1)	$(3)	$(1)	$(3)

(1)	In March 2015, Dominion changed the classification of certain short term NGL derivatives from Level 3 to Level 2 due to an increase in liquidity in financial forward markets. The transfers out of Level 3 that relate to NGLs for the three and six months ended June 30, 2015 are $— million and $9 million, respectively.

The gains and losses included in earnings in the Level 3 fair value category were classified in operating revenue in Dominion Gas’ Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2015 and 2014.

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

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)(3)	$20,907	$22,251	$19,723	$21,881
Junior subordinated notes(3)	1,373	1,348	1,374	1,396
Remarketable subordinated notes(3)	2,084	2,116	2,083	2,362

Virginia Power
Long-term debt, including securities due within one year(3)	$9,630	$10,541	$8,937	$10,293

Dominion Gas
Long-term debt(3)	$2,594	$2,614	$2,594	$2,672

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	At June 30, 2015 and December 31, 2014, includes the valuation of certain fair value hedges associated with fixed rate debt of approximately $8 million and $19 million, respectively.
(3)	Carrying amount includes amounts which represent the unamortized discount and/or premium.

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

Dominion

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	June 30, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$58	$—	$58	$24	$—	$24
Commodity contracts:
Over-the-counter	276	—	276	382	—	382
Exchange	253	—	253	298	—	298

Total derivatives, subject to a master netting or similar arrangement	587	—	587	704	—	704
Total derivatives, not subject to a master netting or similar arrangement	10	—	10	15	—	15

Total	$597	$—	$597	$719	$—	$719

		June 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$58	$25	$—	$33	$24	$16	$—	$8
Commodity contracts:
Over-the-counter	276	30	17	229	382	34	34	314
Exchange	253	247	—	6	298	298	—	—

Total	$587	$302	$17	$268	$704	$348	$34	$322

	June 30, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$108	$—	$108	$202	$—	$202
Commodity contracts:
Over-the-counter	65	—	65	87	—	87
Exchange	272	—	272	493	—	493

Total derivatives, subject to a master netting or similar arrangement	445	—	445	782	—	782
Total derivatives, not subject to a master netting or similar arrangement	8	—	8	12	—	12

Total	$453	$—	$453	$794	$—	$794

		June 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$108	$25	$—	$83	$202	$16	$—	$186
Commodity contracts:
Over-the-counter	65	30	—	35	87	34	1	52
Exchange	272	247	25	—	493	298	195	—

Total	$445	$302	$25	$118	$782	$348	$196	$238

Volumes

The following table presents the volume of Dominion’s derivative activity as of June 30, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	50	13
Basis	217	570
Electricity (MWh):
Fixed price	12,920,765	5,146,901
FTRs	69,152,521	—
Capacity (MW)	16,800	—
Liquids (Gal)(2)	77,616,000	14,616,000
Interest rate	$2,050,000,000	$3,450,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2015 and 2014, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at June 30, 2015:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After- Tax	Maximum Term
(millions)
Commodities:
Gas	$(5)	$(5)	28 months
Electricity	84	39	18 months
Other	(1)	—	21 months
Interest rate	(224)	(7)	390 months

Total	$(146)	$27

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
(millions)
At June 30, 2015
ASSETS
Current Assets
Commodity	$245	$112	$357
Interest rate	—	1	1

Total current derivative assets(1)	245	113	358

Noncurrent Assets
Commodity	107	75	182
Interest rate	57	—	57

Total noncurrent derivative assets(2)	164	75	239

Total derivative assets	$409	$188	$597

LIABILITIES
Current Liabilities
Commodity	$191	$94	$285
Interest rate	90	—	90

Total current derivative liabilities(3)	281	94	375

Noncurrent Liabilities
Commodity	37	23	60
Interest Rate	18	—	18

Total noncurrent derivative liabilities(4)	55	23	78

Total derivative liabilities	$336	$117	$453

At December 31, 2014
ASSETS
Current Assets
Commodity	$281	$242	$523
Interest rate	13	—	13

Total current derivative assets(1)	294	242	536

Noncurrent Assets
Commodity	71	101	172
Interest rate	11	—	11

Total noncurrent derivative assets(2)	82	101	183

Total derivative assets	$376	$343	$719

LIABILITIES
Current Liabilities
Commodity	$224	$267	$491
Interest rate	100	—	100

Total current derivative liabilities(3)	324	267	591

Noncurrent Liabilities
Commodity	55	46	101
Interest rate	102	—	102

Total noncurrent derivative liabilities(4)	157	46	203

Total derivative liabilities	$481	$313	$794

(1)	Current derivative assets are presented in other current assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended June 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$107
Purchased gas		(2)

Total commodity	$94	$105	$—

Interest rate(3)	57	(3)	91

Total	$151	$102	$91

Three Months Ended June 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$28
Purchased gas		(3)

Total commodity	$(33)	$25	$(4)

Interest rate(3)	(73)	(3)	(8)

Total	$(106)	$22	$(12)

Six Months Ended June 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$15
Purchased gas		(7)
Electric fuel and other energy-related purchases		1

Total commodity	$54	$9	$3

Interest rate(3)	(1)	(5)	42

Total	$53	$4	$45

Six Months Ended June 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(241)
Purchased gas		(4)
Electric fuel and other energy-related purchases		13

Total commodity	$(216)	$(232)	$(2)

Interest rate(3)	(119)	(6)	(31)

Total	$(335)	$(238)	$(33)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.

(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2015	2014	2015	2014
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$15	$(1)	$18	$(362)
Purchased gas	(7)	—	(9)	6
Electric fuel and other energy-related purchases	3	(8)	9	125

Total	$11	$(9)	$18	$(231)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	June 30, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$37	$—	$37	$—	$—	$—
Commodity contracts:
Over-the-counter	75	—	75	106	—	106

Total derivatives, subject to a master netting or similar arrangement	112	—	112	106	—	106
Total derivatives, not subject to a master netting or similar arrangement	5	—	5	7	—	7

Total	$117	$—	$117	$113	$—	$113

		June 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$37	$6	$—	$31	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	75	2	—	73	106	4	—	102

Total	$112	$8	$—	$104	$106	$4	$—	$102

	June 30, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$16	$—	$16	$72	$—	$72
Commodity contracts:
Over-the-counter	2	—	2	8	—	8

Total derivatives, subject to a master netting or similar arrangement	18	—	18	80	—	80
Total derivatives, not subject to a master netting or similar arrangement	3	—	3	7	—	7

Total	$21	$—	$21	$87	$—	$87

		June 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$16	$6	$—	$10	$72	$—	$—	$72
Commodity contracts:
Over-the-counter	2	2	—	—	8	4	—	4

Total	$18	$8	$—	$10	$80	$4	$—	$76

Volumes

The following table presents the volume of Virginia Power’s derivative activity as of June 30, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	11	—
Basis	92	515
Electricity (MWh):
FTRs	67,712,636	—
Capacity (MW)	16,800	—
Interest rate	$450,000,000	$750,000,000

(1)	Includes options.

Ineffectiveness

For the three and six months ended June 30, 2015 and 2014, gains or losses on hedging instruments determined to be ineffective were not material.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At June 30, 2015
ASSETS
Current Assets
Commodity	$—	$30	$30

Total current derivative assets(1)	—	30	30

Noncurrent Assets
Commodity	—	50	50
Interest rate	37	—	37

Total noncurrent derivative assets(2)	37	50	87

Total derivative assets	$37	$80	$117

LIABILITIES
Current Liabilities
Commodity	$—	$5	$5
Interest rate	16	—	16

Total current derivative liabilities(3)	16	5	21

Total derivative liabilities	$16	$5	$21

At December 31, 2014
ASSETS
Current Assets
Commodity	$—	$51	$51

Total current derivative assets(1)	—	51	51

Noncurrent Assets
Commodity	—	62	62

Total noncurrent derivative assets(2)	—	62	62

Total derivative assets	$—	$113	$113

LIABILITIES
Current Liabilities
Commodity	$3	$12	$15
Interest rate	45	—	45

Total current derivative liabilities(3)	48	12	60

Noncurrent Liabilities
Interest rate	27	—	27

Total noncurrent derivative liabilities(4)	27	—	27

Total derivative liabilities	$75	$12	$87

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended June 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$—

Total commodity	$—	$—	$—

Interest rate(3)	11	—	91

Total	$11	$—	$91

Three Months Ended June 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$1

Total commodity	$—	$1	$(4)

Interest rate(3)	(1)	—	(8)

Total	$(1)	$1	$(12)

Six Months Ended June 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$—	$(1)	$3

Interest rate(3)	5	—	42

Total	$5	$(1)	$45

Six Months Ended June 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$6

Total commodity	$5	$6	$(2)

Interest rate(3)	(4)	—	(31)

Total	$1	$6	$(33)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2015	2014	2015	2014
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$5	$(8)	$12	$111

Total	$5	$(8)	$12	$111

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Dominion Gas

Balance Sheet Presentation

The tables below present Dominion Gas’ derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting.

	June 30, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$6	$—	$6	$2	$—	$2

Total derivatives, subject to a master netting or similar arrangement	$6	$—	$6	$2	$—	$2

		June 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$6	$6	$—	$—	$2	$—	$—	$2

Total	$6	$6	$—	$—	$2	$—	$—	$2

	June 30, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$9	$—	$9	$9	$—	$9
Commodity contracts:
Over-the-counter	6	—	6	—	—	—

Total derivatives, subject to a master netting or similar arrangement	$15	$—	$15	$9	$—	$9

		June 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$9	$—	$—	$9	$9	$—	$—	$9
Commodity contracts:
Over-the-counter	6	6	—	—	—	—	—	—

Total	$15	$6	$—	$9	$9	$—	$—	$9

Volumes

The following table presents the volume of Dominion Gas’ derivative activity as of June 30, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	4	—
Basis	4	—
NGLs (Gal)	74,760,000	12,600,000
Interest rate	$—	$250,000,000

Ineffectiveness and AOCI

For the three and six months ended June 30, 2015 and 2014, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Gas’ Consolidated Balance Sheet at June 30, 2015:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$(1)	$—	21 months
Interest rate	(21)	—	354 months

Total	$(22)	$—

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
(millions)
At June 30, 2015
ASSETS
Current Assets
Commodity	$3	$3	$6

Total current derivative assets(1)	3	3	6

Total derivative assets	$3	$3	$6

LIABILITIES
Current Liabilities
Commodity	$4	$1	$5

Total current derivative liabilities(2)	4	1	5

Noncurrent Liabilities
Commodity	1	—	1
Interest rate	9	—	9

Total noncurrent derivative liabilities(3)	10	—	10

Total derivative liabilities	$14	$1	$15

At December 31, 2014
ASSETS
Current Assets
Commodity	$2	$—	$2

Total current derivative assets(1)	2	—	2

Total derivative assets	$2	$—	$2

LIABILITIES
Noncurrent Liabilities
Interest rate	$9	$—	$9

Total noncurrent derivative liabilities(3)	9	—	9

Total derivative liabilities	$9	$—	$9

(1)	Current derivative assets are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income
(millions)
Three Months Ended June 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$1

Total commodity	$—	$1

Interest rate(2)	4	—

Total	$4	$1

Three Months Ended June 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$(2)
Purchased gas		(3)

Total commodity	$(3)	$(5)

Interest rate(2)	(28)	—

Total	$(31)	$(5)

Six Months Ended June 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$1

Total commodity	$(2)	$1

Total	$(2)	$1

Six Months Ended June 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$(7)
Purchased gas		(5)

Total commodity	$(2)	$(12)

Interest rate(2)	(42)	—

Total	$(44)	$(12)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2015	2014	2015	2014
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$3	$—	$4	$—

Total	$3	$—	$4	$—

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $104 million and $110 million at June 30, 2015 and December 31, 2014, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $5 million and $6 million at June 30, 2015 and December 31, 2014, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At June 30, 2015
Marketable equity securities:
U.S. large cap	$1,291	$1,310	$—		$2,601
Marketable debt securities:
Corporate bonds	455	13	(4)		464
U.S. Treasury securities and agency debentures	569	10	(2)		577
State and municipal	355	16	(2)		369
Other	108	—	—		108
Cost method investments	74	—	—		74
Cash equivalents and other(2)	15	—	—		15

Total	$2,867	$1,349	$(8	)(3)	$4,208

At December 31, 2014
Marketable equity securities:
U.S. large cap	$1,273	$1,353	$—		$2,626
Marketable debt securities:
Corporate bonds	424	19	(2)		441
U.S. Treasury securities and agency debentures	597	13	(4)		606
State and municipal	332	23	—		355
Other	66	—	—		66
Cost method investments	86	—	—		86
Cash equivalents and other(2)	16	—	—		16

Total	$2,794	$1,408	$(6	)(3)	$4,196

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $8 million and $3 million at June 30, 2015 and December 31, 2014, respectively.
(3)	The fair value of securities in an unrealized loss position was $500 million and $379 million at June 30, 2015 and December 31, 2014, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at June 30, 2015 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$218
Due after one year through five years	372
Due after five years through ten years	434
Due after ten years	494

Total	$1,518

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Proceeds from sales	$243	$244	$580	$686
Realized gains(1)	44	25	100	63
Realized losses(1)	12	7	29	13

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three and six months ended June 30, 2015 and 2014.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At June 30, 2015
Marketable equity securities:
U.S. large cap	$586	$583	$—		$1,169
Marketable debt securities:
Corporate bonds	252	6	(3)		255
U.S. Treasury securities and agency debentures	199	2	(1)		200
State and municipal	208	9	(1)		216
Other	28	—	—		28
Cost method investments	74	—	—		74
Cash equivalents and other(2)	6	—	—		6

Total	$1,353	$600	$(5	)(3)	$1,948

At December 31, 2014
Marketable equity securities:
U.S. large cap	$563	$594	$—		$1,157
Marketable debt securities:
Corporate bonds	242	9	(1)		250
U.S. Treasury securities and agency debentures	197	3	(2)		198
State and municipal	197	13	—		210
Other	23	—	—		23
Cost method investments	86	—	—		86
Cash equivalents and other(2)	6	—	—		6

Total	$1,314	$619	$(3	)(3)	$1,930

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $6 million at both June 30, 2015 and December 31, 2014.
(3)	The fair value of securities in an unrealized loss position was $254 million and $170 million at June 30, 2015 and December 31, 2014, respectively.

The fair value of Virginia Power’s marketable debt securities held in nuclear decommissioning trust funds at June 30, 2015 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$62
Due after one year through five years	153
Due after five years through ten years	252
Due after ten years	232

Total	$699

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Proceeds from sales	$76	$95	$209	$299
Realized gains(1)	19	10	37	29

Realized losses(1)	4	3	15	6

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three and six months ended June 30, 2015 and 2014.

Equity Method Investments

Dominion Gas

Dominion Gas accounts for the following investment under the equity method of accounting:

Company	Ownership%	Investment Balance		Description
		June 30, 2015	December 31, 2014
(millions)

Iroquois	24.72%	$107	$107	Gas transmission system

Total		$107	$107

Dominion Gas’ equity earnings on this investment totaled $12 million and $13 million for the six months ended June 30, 2015 and 2014, respectively. Dominion Gas received distributions from this investment of $12 million and $5 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the carrying amount of Dominion Gas’ investment exceeded its share of underlying equity in net assets by approximately $8 million. The differences reflect equity method goodwill and are not being amortized.

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

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2015	December 31, 2014
(millions)
Dominion
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$115	$79
Deferred rate adjustment clause costs(2)	85	124
Deferred nuclear refueling outage costs(3)	76	44
Unrecovered gas costs(4)	1	36
Other	63	64

Regulatory assets-current(5)	340	347

Unrecognized pension and other postretirement benefit costs(6)	1,017	1,050
Deferred rate adjustment clause costs(2)	300	250
Income taxes recoverable through future rates(7)	137	133
Derivatives(8)	56	101
Other	115	108

Regulatory assets-non-current	1,625	1,642

Total regulatory assets	$1,965	$1,989

Regulatory liabilities:
PIPP(9)	$53	$71
Other	52	99

Regulatory liabilities-current(10)	105	170

Provision for future cost of removal and AROs(11)	1,103	1,072
Nuclear decommissioning trust(12)	813	815
Other	214	104

Regulatory liabilities-non-current	2,130	1,991

Total regulatory liabilities	$2,235	$2,161

Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$115	$79
Deferred nuclear refueling outage costs(3)	76	44
Deferred rate adjustment clause costs(2)	67	117
Other	59	58

Regulatory assets-current	317	298

Deferred rate adjustment clause costs(2)	223	179
Income taxes recoverable through future rates(7)	104	100
Derivatives(8)	56	101
Other	64	59

Regulatory assets-non-current	447	439

Total regulatory assets	$764	$737

Regulatory liabilities:
Other	$31	$90

Regulatory liabilities-current(10)	31	90

Provision for future cost of removal(11)	865	852
Nuclear decommissioning trust(12)	813	815
Other	96	16

Regulatory liabilities-non-current	1,774	1,683

Total regulatory liabilities	$1,805	$1,773

Dominion Gas
Regulatory assets:
Deferred rate adjustment clause costs(2)	$18	$7
Unrecovered gas costs(4)	1	29
Other	1	2

Regulatory assets-current(5)	20	38

Unrecognized pension and other postretirement benefit costs(6)	235	242
Deferred rate adjustment clause costs(2)	77	71
Income taxes recoverable through future rates(7)	24	24
Other	45	42

Regulatory assets-non-current	381	379

Total regulatory assets	$401	$417

Regulatory liabilities:
PIPP(9)	$53	$71
Other	14	4

Regulatory liabilities-current(10)	67	75

Provision for future cost of removal and AROs(11)	175	172
Other	32	20

Regulatory liabilities-non-current(13)	207	192

Total regulatory liabilities	$274	$267

(1)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Virginia Power’s generation operations. See Note 12 for more information.
(2)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Gas. See Note 12 for more information.
(3)	Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
(4)	Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(5)	Current regulatory assets are presented in other current assets in Dominion’s and Dominion Gas’ Consolidated Balance Sheets.
(6)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s and Dominion Gas’ rate-regulated subsidiaries.
(7)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(8)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or passed on to customers based on the ultimate settlement amount of the derivative.
(9)	Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions.
(10)	Current regulatory liabilities are presented in other current liabilities in the Companies’ Consolidated Balance Sheets.
(11)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(12)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(13)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

At June 30, 2015, approximately $123 million of Dominion’s, $105 million of Virginia Power’s and $18 million of Dominion Gas’ regulatory assets represented past expenditures on which they do not currently earn a return. These expenditures are expected to be recovered within the next two years.

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

FERC - Electric

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Dominion’s merchant generators sell electricity in the PJM, MISO, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Tennessee, Georgia and California under Dominion’s market-based sales tariffs authorized by FERC. Virginia Power purchases and, under its FERC market-based rate authority, sells electricity in the wholesale market. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

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

PJM Transmission Rates

In April 2007, FERC issued an order regarding its transmission rate design for the allocation of costs among PJM transmission customers, including Virginia Power, for transmission service provided by PJM. For new PJM-planned transmission facilities that operate at or above 500 kV, FERC established a PJM regional rate design where customers pay according to each customer’s share of the region’s load. For recovery of costs of existing facilities, FERC approved the existing methodology whereby a customer pays the cost of facilities located in the same zone as the customer. A number of parties appealed the order to the U.S. Court of Appeals for the Seventh Circuit.

In August 2009, the court issued its decision affirming the FERC order with regard to the existing facilities, but remanded to FERC the issue of the cost allocation associated with the new facilities 500 kV and above for further consideration by FERC. On remand, FERC reaffirmed its earlier decision to allocate the costs of new facilities 500 kV and above according to the customer’s share of the region’s load. A number of parties filed appeals of the order to the U.S. Court of Appeals for the Seventh Circuit. In June 2014, the court again remanded the cost allocation issue to FERC. In December 2014, FERC issued an order setting an evidentiary hearing and settlement proceeding regarding the cost allocation issue. The hearing only concerns the costs of new facilities approved by PJM prior to February 1, 2013. Transmission facilities approved after February 1, 2013 are allocated on a hybrid cost allocation method approved by FERC and not subject to any court review. Settlement discussions are ongoing. Virginia Power anticipates that the majority of the impacts of any rate design changes resulting from the settlement discussions will be recoverable through retail rates in Virginia.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 and Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Virginia Regulation

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•	The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2015, Virginia Power proposed an approximately $668 million total revenue requirement for the rate year beginning September 1, 2015, which represents an approximately $130 million increase over the previous year. Virginia Power also presented a mitigation proposal to defer approximately $96 million of this revenue requirement to the rate year beginning September 1, 2016, which would reduce by 50% the one-year rate impact on residential customers. In August 2015, the Virginia Commission rejected the mitigation proposal and approved full recovery of the proposed revenue requirement.

•	The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In June 2015, Virginia Power proposed an approximately $250 million revenue requirement for the rate year beginning April 1, 2016, which represents an approximately $5 million increase over the previous year. This case is pending.

•	The Virginia Commission previously approved Rider W in conjunction with Warren County. In June 2015, Virginia Power proposed an approximately $118 million revenue requirement for the rate year beginning April 1, 2016, which represents an approximately $17 million decrease versus the previous year. This case is pending.

•	The Virginia Commission previously approved Rider R in conjunction with Bear Garden. In June 2015, Virginia Power proposed an approximately $74 million revenue requirement for the rate year beginning April 1, 2016, which represents an approximately $10 million decrease versus the previous year. This case is pending.

•	The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In June 2015, Virginia Power proposed an approximately $30 million revenue requirement for the rate year beginning April 1, 2016, which represents an approximately $21 million increase over the previous year. This case is pending.

•	Virginia legislation which provides for the recovery of costs to move certain electric distribution facilities underground became effective in July 2014. In October 2014, Virginia Power filed for approval of Rider U, which proposed a revenue requirement of approximately $28 million during the initial rate year beginning September 1, 2015. In May 2015, Virginia Power revised the revenue requirement to $24 million. In July 2015, the Virginia Commission denied approval of Rider U based on the evidence in the record, but found that an alternative plan addressing certain concerns they had, such as the lack of a cost benefit analysis, could reasonably satisfy the regulatory requirements for approval. Virginia Power is reviewing the order and assessing its options, which could include filing such an alternative plan by year end.

Electric Transmission Project

In April 2015, the Supreme Court of Virginia issued its opinion in the consolidated appeals of the Virginia Commission’s order granting a CPCN for the Skiffes Creek transmission line and related facilities. The Supreme Court of Virginia unanimously affirmed all but one of the alleged grounds for appeal. The court approved the proposed project including the proposed route for a 500 kV overhead transmission line from Surry Power Station to the Skiffes Creek Switching Station site. The court reversed and remanded the Virginia Commission’s determination in one set of appeals that the Skiffes Creek Switching Station was a transmission line for purposes of statutory exemption from local zoning ordinances. In May 2015, the Supreme Court of Virginia denied separate petitions filed by Virginia Power and the Virginia Commission to rehear its ruling regarding the Skiffes Creek Switching Station. Pending receipt of remaining required permits and approvals, Virginia Power expects to construct the project.

North Anna

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna. If Virginia Power decides to build a new unit, it must first receive a COL from the NRC, approval of the Virginia Commission and certain environmental permits and other approvals. The COL is expected as early as 2016. Virginia Power has not yet committed to building a new nuclear unit at North Anna.

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

The NRC denied the September 2014 petition and motions filed by BREDL in February 2015 and the January 2015 petition filed by BREDL in April 2015. In April 2015, BREDL filed a new motion and petition seeking to object to the NRC’s reliance on the continued storage rule in licensing proceedings. The BREDL filings are substantially the same as those filed in other COL proceedings in which final environmental impact statements were issued prior to promulgation of the continued storage rule, like North Anna 3. In June 2015, the NRC denied the April 2015 motion and petition.

In April 2014 legislation was enacted in Virginia that permits Virginia Power to recover 70% of the costs previously deferred or capitalized related to the development of a third nuclear unit located at North Anna and offshore wind facilities through December 31, 2013 as part of the 2013 and 2014 base rates. In the second quarter of 2014, Virginia Power recognized a $287 million ($191 million after-tax) charge against income representing the cumulative recovery of costs from January 2013 through June 2014 and recognized additional charges of approximately $87 million ($57 million after-tax) ratably during the remainder of 2014, which are primarily included in other operations and maintenance expense in the Consolidated Statements of Income. The remaining deferred or capitalized costs, as well as costs incurred after December 31, 2013, continue to be eligible for inclusion in a future rate adjustment clause.

North Carolina Regulation

In December 2012, the North Carolina Commission decided Virginia Power’s general rate case filed earlier that year, authorizing a 10.2% ROE. Following an appeal to the Supreme Court of North Carolina by multiple parties and a remand, the North Carolina Commission issued an opinion in July 2015 reaffirming its 10.2% ROE determination.

Ohio Regulation

PIPP Rider

Under the Ohio PIPP Plus Program, eligible customers can make reduced payments based on their ability to pay their bill. The difference between the customer’s total bill and the PIPP amount is deferred and collected under the PIPP Rider in accordance with the rules of the Ohio Commission. In July 2015, East Ohio’s annual update of the PIPP Rider was automatically approved by the Ohio Commission after a 45-day waiting period from the date of the filing. The revised rider rate reflects the refund for the twelve-month period from July 2015 through June 2016 of an over-recovery of accumulated arrearages of approximately $57 million as of March 31, 2015, net of projected deferred program costs of approximately $35 million from April 2015 through June 2016.

UEX Rider

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In July 2015, the Ohio Commission approved East Ohio’s application to decrease its UEX Rider, which reflects a refund of over-recovered accumulated bad debt expense of approximately $14 million as of March 31, 2015, and recovery of prospective net bad debt expense projected to total approximately $20 million for the twelve-month period from April 2015 to March 2016.

Note 13. Asset Retirement Obligations

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of the Companies’ long-lived assets. Dominion’s and Virginia Power’s AROs are primarily associated with the decommissioning of their nuclear generation facilities and also include those for ash pond closures and the future abatement of asbestos expected to be disturbed in their generation facilities. Dominion Gas’ AROs primarily include plugging and abandonment of gas and oil wells and the interim retirement of natural gas gathering, transmission, distribution and storage pipeline components.

The Companies have also identified, but not recognized, AROs related to retirement of Dominion’s LNG facility, Dominion Gas’ storage wells in its underground natural gas storage network, certain Virginia Power electric transmission and distribution assets located on property with easements, rights of way, franchises and lease agreements, Virginia Power’s hydroelectric generation facilities and the abatement of certain asbestos not expected to be disturbed in Dominion’s and Virginia Power’s generation facilities. The Companies currently do not have sufficient information to estimate a reasonable range of expected retirement dates for any of these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance and they currently have no plans to retire or dispose of any of these assets. As a result, a settlement date is not determinable for these assets and AROs for these assets will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. The Companies continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets. The changes to AROs for Dominion and Virginia Power during 2014 and 2015 are presented below. There were no significant changes to Dominion Gas’ AROs.

Amount
(millions)
Dominion
AROs at December 31, 2013(1)	$1,578
Obligations incurred during the period	40
Obligations settled during the period	(82)
Revisions in estimated cash flows(2)	102
Accretion	81
Other	(5)

AROs at December 31, 2014(1)	$1,714

Obligations incurred during the period(3)	306
Obligations settled during the period	(38)
Revisions in estimated cash flows(3)	34
Accretion	44
Other	(1)

AROs at June 30, 2015(1)	$2,059

Virginia Power
AROs at December 31, 2013	$689
Obligations incurred during the period	28
Obligations settled during the period	(1)
Revisions in estimated cash flows(2)	108
Accretion	37
Other	(6)

AROs at December 31, 2014(4)	$855

Obligations incurred during the period(3)	288
Obligations settled during the period	(2)
Revisions in estimated cash flows(3)	34
Accretion	23

AROs at June 30, 2015(4)	$1,198

(1)	Includes $94 million, $81 million and $247 million reported in other current liabilities at December 31, 2013, December 31, 2014 and June 30, 2015, respectively.
(2)	Relates primarily to a shift of the delayed planned date on which the DOE is expected to begin accepting spent nuclear fuel.
(3)	Primarily reflects future ash pond and landfill closure costs at certain utility generation facilities. See Note 16 for further information.
(4)	Includes $7 million and $180 million reported in other current liabilities at December 31, 2014 and June 30, 2015, respectively.

Dominion and Virginia Power have established trusts dedicated to funding the future decommissioning of their nuclear plants. At June 30, 2015 and December 31, 2014, the aggregate fair value of Dominion’s trusts, consisting primarily of equity and debt securities, totaled $4.2 billion. At June 30, 2015 and December 31, 2014, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $1.9 billion.

Note 14. Variable Interest Entities

As discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, certain variable pricing terms in some of the Companies’ contracts cause them to be considered variable interests in the counterparties.

Virginia Power

Virginia Power has long-term power and capacity contracts with five non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $530 million as of June 30, 2015. Virginia Power paid $56 million and $55 million for electric capacity and $23 million and $33 million for electric energy to these entities in the three months ended June 30, 2015 and 2014, respectively. Virginia Power paid $108 million and $111 million for electric capacity and $60 million and $87 million for electric energy to these entities in the six months ended June 30, 2015 and 2014, respectively.

Virginia Power and Dominion Gas

Virginia Power and Dominion Gas purchased shared services from DRS, an affiliated VIE, of approximately $83 million and $30 million for the three months ended June 30, 2015, $106 million and $26 million for the three months ended June 30, 2014, $166 million and $58 million for the six months ended June 30, 2015, and $214 million and $52 million for the six months ended June 30, 2014, respectively. Virginia Power and Dominion Gas determined that each is not the most closely associated entity with DRS and therefore neither is the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power and Dominion Gas. Virginia Power and Dominion Gas have no obligation to absorb more than their allocated shares of DRS costs.

Note 15. Significant Financing Transactions

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

Dominion

At June 30, 2015, Dominion’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$4,000	$2,622	$—	$1,378
Joint revolving credit facility(2)	500	—	56	444

Total	$4,500	$2,622	$56	$1,822

(1)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion and Dominion Gas. These credit facilities are being used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At June 30, 2015, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion and Dominion Gas, were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
Joint revolving credit facility(1)	$1,500	$1,441	$—	$59
Joint revolving credit facility(2)	250	—	—	250

Total	$1,750	$1,441	$—	$309

(1)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year. In January 2015, Virginia Power increased its sub-limit from $1.25 billion to $1.50 billion.
(2)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility with a maturity date of April 2019. As of June 30, 2015, this facility supports approximately $119 million of certain variable rate tax-exempt financings of Virginia Power.

Dominion Gas

Dominion Gas’ short-term financing is supported by the two joint revolving credit facilities discussed above with Dominion and Virginia Power, to which Dominion Gas was added as a borrower in May 2014. In December 2014, Dominion Gas entered into a commercial paper program pursuant to which it began accessing the commercial paper markets in January 2015.

At June 30, 2015, Dominion Gas’ share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion and Virginia Power were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
Joint revolving credit facility(1)	$500	$360	$—	$140
Joint revolving credit facility(2)	—	—	—	—

Total	$500	$360	$—	$140

(1)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Dominion Gas’ current sub-limit under this credit facility can be increased or decreased multiple times per year, up to a maximum of $1.0 billion.
(2)	This credit facility has a maturity date of April 2019, and can be used to support bank borrowings, commercial paper and letter of credit issuances. Dominion Gas’ current sub-limit under this credit facility can be increased or decreased multiple times per year.

Long-term Debt

In May 2015, Virginia Power issued $350 million of 3.10% senior notes and $350 million of 4.20% senior notes that mature in 2025, and 2045, respectively.

In June 2015, Dominion issued $500 million of 1.90% senior notes that mature in 2018.

At the option of holders, $510 million of Dominion’s 5.25% senior notes due 2033 are subject to redemption at 100% of the principal amount plus accrued interest in August 2015. As a result, at December 31, 2014, the notes were included in securities due within one year in Dominion’s Consolidated Balance Sheets. The option to redeem the notes expired in June 2015. As of June 30, 2015, the notes were reclassified to long-term debt in Dominion’s Consolidated Balance Sheets.

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

In December 2014, Dominion filed an SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. Also in December 2014, Dominion entered into four separate sales agency agreements to effect sales under the program and pursuant to which it may offer from time to time up to $500 million aggregate amount of its common stock. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the NYSE at market prices or in such other transactions as are agreed upon by Dominion and the sales agents and in conformance with applicable securities laws. During the first quarter of 2015, Dominion provided sales instructions to the sales agents and issued 2.9 million shares through at-the-market issuances and received cash proceeds of approximately $219 million, net of fees and commissions paid of approximately $2 million. During the second quarter of 2015, Dominion provided sales instructions to the sales agents and issued 1.1 million shares through at-the-market issuances and received cash proceeds of approximately $78 million, net of fees and commissions paid of approximately $1 million. Following these issuances, Dominion has the ability to issue up to approximately $200 million of stock under the 2014 sales agency agreements. However, Dominion completed its 2015 planned market issuances of equity with the issuance of 2.8 million shares and receipt of proceeds of approximately $202 million through a registered underwritten public offering. Dominion has no current plans to issue to the market any additional shares of its common stock or other equity-linked securities in 2015.

Note 16. Commitments and Contingencies

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

In December 2011, the EPA issued MATS for coal- and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance was required by April 16, 2015, with certain limited exceptions. However, in June 2014, the VDEQ granted a one-year MATS compliance extension for two coal-fired units at Yorktown to defer planned retirements and allow for continued operation of the units to address reliability concerns while necessary electric transmission upgrades are being completed. Due to delays in transmission upgrades needed to maintain electric reliability, these coal units will need to continue operating until at least early 2017. Therefore, Virginia Power plans to request from the EPA an additional one year compliance extension under an EPA Administrative Order.

In June 2015, the U.S. Supreme Court issued a decision holding that the EPA failed to take cost into account when the agency first decided to regulate the emissions from coal- and oil-fired plants, and remanded the MATS rule back to the D.C. Circuit Court. However, the Supreme Court did not vacate or stay the effective date and implementation of the MATS rule. Therefore, the Supreme Court’s decision does not change Dominion’s plans to close coal units at Yorktown or the need to complete necessary electricity transmission upgrades by 2017. At this time, Dominion intends to proceed as scheduled, pending further action regarding the MATS rule by the D.C. Circuit Court.

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

See below for discussion on ash pond closure costs.

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

Ash Pond Closure Costs

In September 2014, Virginia Power received a notice from the SELC on behalf of the Potomac Riverkeeper and Sierra Club alleging CWA violations at Possum Point. The notice alleges unpermitted discharges to surface water and groundwater from Possum Point’s historical and active ash storage facilities. A similar notice from the SELC on behalf of the Sierra Club was subsequently received related to Chesapeake. In December 2014, Virginia Power offered to close all of its coal ash ponds and landfills at Possum Point, Chesapeake and Bremo as settlement of the potential litigation. While the issue is open to potential further negotiations, the SELC declined the offer as presented in January 2015 and, in March 2015, filed a lawsuit related to its claims of the alleged CWA violations at Chesapeake. Virginia Power filed a motion to dismiss in April 2015. A ruling on the motion is pending. As a result of the settlement offer, Virginia Power recognized a charge of $121 million in other operations and maintenance expense in its Consolidated Statements of Income in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

In April 2015, the EPA’s final rule regulating the management of CCRs stored in impoundments (ash ponds) and landfills was published in the Federal Register. The final rule regulates CCR landfills, existing ash ponds that still receive and manage CCRs, and inactive ash ponds that do not receive, but still store CCRs. Virginia Power currently operates inactive ash ponds, existing ash ponds, and CCR landfills subject to the final rule at eight different facilities. The enactment of the final rule in April 2015 created a legal obligation for Virginia Power to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action, and post-closure care activities as necessary. In the second quarter of 2015, Virginia Power recorded a $325 million ARO related to future ash pond and landfill closure costs. Recognition of the ARO also resulted in a $45 million incremental charge recorded in other operations and maintenance expense in its Consolidated Statement of Income, a $159 million increase in property, plant, and equipment associated with asset retirement costs, and a $121 million reduction in other noncurrent liabilities related to reversal of the contingent liability described above since the ARO obligation created by the final CCR rule represents similar activities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased obligation in the second quarter, due to uncertainty about compliance strategies that will be used based on final requirements to be imposed by the various state regulators.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion

At June 30, 2015, Dominion had issued $74 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of June 30, 2015, Dominion’s exposure under these guarantees was $39 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At June 30, 2015, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	2,662	1,126
Nuclear obligations(4)	197	74
Cove Point(5)	1,910	—
Solar(6)	1,192	523
Other(7)	536	44

Total	$6,524	$1,794

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of June 30, 2015 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power, Dominion Gas and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone (in the event of a prolonged outage) and Kewaunee, respectively, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, in support of terminal services, transportation and construction. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million.
(6)	Includes guarantees to facilitate the development of solar projects including guarantees to support the issuance of full notice to proceed under EPC agreements. Includes certain guarantees that do not have stated limits. Also includes guarantees entered into by DEI on behalf of certain subsidiaries to facilitate the acquisition and development of solar projects.
(7)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of June 30, 2015, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $63 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million. The value provided includes certain guarantees that do not have stated limits.

Additionally, at June 30, 2015, Dominion had purchased $132 million of surety bonds, including $66 million at Virginia Power and $30 million at Dominion Gas, and authorized the issuance of letters of credit by financial institutions of $56 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 17. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

At June 30, 2015, Dominion’s credit exposure related to energy marketing and price risk management activities totaled $276 million. Of this amount, investment grade counterparties, including those internally rated, represented 80%. No single counterparty, whether investment grade or non-investment grade, exceeded $35 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2015 and December 31, 2014, Dominion would have been required to post an additional $18 million and $20 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted approximately $71 million and $1 million in collateral at June 30, 2015 and December 31, 2014, respectively, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2015 and December 31, 2014 was $47 million and $49 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Gas were not material as of June 30, 2015 and December 31, 2014. See Note 9 for further information about derivative instruments.

Dominion Gas

In the second quarter of 2015, DTI provided service to 242 customers with approximately 95% of its storage and transportation revenue being provided through firm services. The ten largest customers provided approximately 42% of total storage and transportation revenue and the thirty largest provided approximately 73% of total storage and transportation revenue. Approximately 99% of the transmission capacity under contract on DTI’s pipeline is subscribed with long-term contracts (two years or greater). The remaining 1% is contracted on a year-to-year basis. Less than 1% of firm transportation capacity is currently unsubscribed. All storage services are subscribed under long-term contracts.

East Ohio distributes natural gas to residential, commercial and industrial customers in Ohio using rates approved by the Ohio Commission. Approximately 99% of East Ohio revenues are derived from its jurisdictional gas services. East Ohio’s bad debt risk is mitigated by the regulatory framework established by the Ohio Commission.

Note 18. Related Party Transactions

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

Virginia Power participates in certain Dominion benefit plans described in Note 19. In Virginia Power’s Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, amounts due to Dominion associated with these benefit plans included in other deferred credits and other liabilities were $268 million and $219 million, respectively, and amounts due from Dominion at June 30, 2015 included in other deferred charges and other assets were $56 million.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

Presented below are Virginia Power’s significant transactions with DRS and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Commodity purchases from affiliates	$94	$113	$346	$315
Services provided by affiliates(1)	107	106	217	214
Services provided to affiliates	5	6	10	11

(1)	Includes capitalized expenditures.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power had no short-term demand note borrowings from Dominion as of June 30, 2015. There were $427 million in short-term demand note borrowings from Dominion as of December 31, 2014. Virginia Power had no outstanding borrowings, net of repayments under the Dominion money pool for its nonregulated subsidiaries as of June 30, 2015 and December 31, 2014. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the three and six months ended June 30, 2015 and 2014.

There were no issuances of Virginia Power’s common stock to Dominion for the three and six months ended June 30, 2015 or 2014.

Dominion Gas

Transactions with Related Parties

Dominion Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Gas provides transportation and storage services to affiliates. Dominion Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of June 30, 2015 and December 31, 2014, all of Dominion Gas’ commodity derivatives were with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding sales of assets to an affiliate.

Dominion Gas participates in certain Dominion benefit plans as described in Note 19.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Dominion Gas. Dominion Gas provides certain services to related parties, including technical services. The costs of these services follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$2	$6	$4	$8
Sales of natural gas and transportation and storage services to affiliates	17	21	35	46
Services provided by related parties(1)	35	25	69	51
Services provided to related parties	25	10	45	22

(1)	Includes capitalized expenditures.

The following table presents affiliated and related party activity reflected in Dominion Gas’ Consolidated Balance Sheets:

	June 30, 2015	December 31, 2014
(millions)
Other receivables(1)	$6	$17
Customer receivables from related parties	9	5
Imbalances receivable from affiliates(2)	2	3
Affiliated notes receivable(3)	12	9

(1)	Represents amounts due from Atlantic Coast Pipeline, a related party VIE.
(2)	Amounts are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.

Dominion Gas’ borrowings under the IRCA with Dominion totaled $168 million as of June 30, 2015 and $384 million as of December 31, 2014. Interest charges related to Dominion Gas’ total borrowings from Dominion were immaterial for the three and six months ended June 30, 2015 and 2014.

Note 19. Employee Benefit Plans

Dominion

The components of Dominion’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
(millions)
Three Months Ended June 30,
Service cost	$31	$28	$10	$8
Interest cost	72	73	16	16
Expected return on plan assets	(133)	(125)	(30)	(27)
Amortization of prior service cost (credit)	1	1	(6)	(7)
Amortization of net actuarial loss	40	28	2	1

Net periodic benefit cost (credit)	$11	$5	$(8)	$(9)

Six Months Ended June 30,
Service cost	$63	$57	$20	$16
Interest cost	144	145	33	33
Expected return on plan assets	(266)	(250)	(59)	(55)
Amortization of prior service cost (credit)	1	2	(13)	(14)
Amortization of net actuarial loss	80	56	3	1

Net periodic benefit cost (credit)	$22	$10	$(16)	$(19)

Employer Contributions

During the six months ended June 30, 2015, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2015.

Dominion Gas

Dominion Gas participates in certain Dominion benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014. At June 30, 2015 and December 31, 2014, Dominion Gas’ amounts due from Dominion associated with the Dominion Pension Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $633 million and $614 million, respectively. At June 30, 2015 and December 31, 2014, Dominion Gas’ amounts due to Dominion associated with the Dominion Retiree Health and Welfare Plan and reflected in other deferred credits and other liabilities in the Consolidated Balance Sheets were $5 million and $7 million, respectively.

The components of Dominion Gas’ provision for net periodic benefit credit for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
(millions)
Three Months Ended June 30,
Service cost	$4	$3	$1	$2
Interest cost	7	7	4	3
Expected return on plan assets	(32)	(28)	(6)	(6)
Amortization of prior service credit	—	—	—	(1)
Amortization of net actuarial loss	5	4	—	—

Net periodic benefit credit	$(16)	$(14)	$(1)	$(2)

Six Months Ended June 30,
Service cost	$7	$6	$3	$3
Interest cost	14	14	7	6
Expected return on plan assets	(63)	(57)	(12)	(11)
Amortization of prior service credit	—	—	—	(1)
Amortization of net actuarial loss	10	9	1	—

Net periodic benefit credit	$(32)	$(28)	$(1)	$(3)

Employer Contributions

During the six months ended June 30, 2015, Dominion Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2015.

Note 20. Operating Segments

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

In the six months ended June 30, 2015, Dominion reported an after-tax net expense of $64 million for specific items in the Corporate and Other segment, with $62 million of these net expenses attributable to its operating segments. In the six months ended June 30, 2014, Dominion reported an after-tax net expense of $430 million for specific items in the Corporate and Other segment, with $402 million of these net expenses attributable to its operating segments.

The net expense for specific items in 2015 primarily related to the impact of the following items:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015, attributable to Dominion Generation;

•	A $45 million ($28 million after-tax) charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015, attributable to Dominion Generation; and

•	A $17 million ($10 million after-tax) billing adjustment related to PJM, attributable to Dominion Generation; partially offset by

•	A $45 million ($28 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation.

The net expense for specific items in 2014 primarily related to the impact of the following items:

•	A $319 million ($193 million after-tax) net loss related to the producer services business discussed above, attributable to Dominion Energy;

•	A $287 million ($191 million after-tax) charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, attributable to Dominion Generation; and

•	A $47 million ($33 million after-tax) net loss related to the electric retail energy marketing business discussed above, including a $147 million ($90 million after-tax) loss from normal operations, partially offset by a $100 million ($57 million after-tax) gain on sale, net of a $31 million write-off of goodwill, attributable to Dominion Generation.

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended June 30, 2015
Total revenue from external customers	$500	$1,700	$393	$4	$150	$2,747
Intersegment revenue	5	12	163	144	(324)	—

Total operating revenue	505	1,712	556	148	(174)	2,747
Net income (loss) attributable to Dominion	117	250	129	(83)	—	413

Three Months Ended June 30 2014
Total revenue from external customers	$445	$1,694	$429	$4	$241	$2,813
Intersegment revenue	5	10	252	139	(406)	—

Total operating revenue	450	1,704	681	143	(165)	2,813
Net income (loss) attributable to Dominion	116	159	130	(246)	—	159

Six Months Ended June 30, 2015
Total revenue from external customers	$1,064	$3,822	$772	$(9)	$507	$6,156
Intersegment revenue	10	38	523	286	(857)	—

Total operating revenue	1,074	3,860	1,295	277	(350)	6,156
Net income (loss) attributable to Dominion	257	532	336	(176)	—	949

Six Months Ended June 30, 2014
Total revenue from external customers	$945	$3,951	$791	$7	$749	$6,443
Intersegment revenue	9	37	741	281	(1,068)	—

Total operating revenue	954	3,988	1,532	288	(319)	6,443
Net income (loss) attributable to Dominion	247	468	338	(515)	—	538

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

In the six months ended June 30, 2015, Virginia Power reported an after-tax net expense of $87 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. In the six months ended June 30, 2014, Virginia Power reported an after-tax net expense of $181 million for specific items in the Corporate and Other segment, with $189 million of these net expenses attributable to its operating segments.

The net expense for specific items in 2015 primarily related to the impact of the following items:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015, attributable to Dominion Generation;

•	A $45 million ($28 million after-tax) charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015, attributable to Dominion Generation; and

•	A $15 million ($9 million after-tax) billing adjustment related to PJM, attributable to Dominion Generation.

The net expense for specific items in 2014 primarily related to the impact of the following item:

•	A $287 million ($191 million after-tax) charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, attributable to Dominion Generation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2015
Operating revenue	$502	$1,311	$—	$1,813
Net income (loss)	117	155	(26)	246

Three Months Ended June 30, 2014
Operating revenue	$448	$1,281	$—	$1,729
Net income (loss)	117	133	(181)	69

Six Months Ended June 30, 2015
Operating revenue	$1,069	$2,896	$(15)	$3,950
Net income (loss)	257	345	(87)	515

Six Months Ended June 30, 2014
Operating revenue	$950	$2,762	$—	$3,712
Net income (loss)	251	322	(180)	393

Dominion Gas

The Corporate and Other Segment of Dominion Gas primarily includes specific items attributable to Dominion Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance and the effect of certain items recorded at Dominion Gas as a result of Dominion’s basis in the net assets contributed.

In the six months ended June 30, 2015 and 2014, Dominion Gas reported no amounts for specific items in the Corporate and Other segment.

The following table presents segment information pertaining to Dominion Gas’ operations:

	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2015
Operating revenue	$395	$—	$395
Net income (loss)	87	(2)	85

Three Months Ended June 30, 2014
Operating revenue	$428	$—	$428
Net income (loss)	96	(3)	93

Six Months Ended June 30, 2015
Operating revenue	$926	$—	$926
Net income (loss)	251	(5)	246

Six Months Ended June 30, 2014
Operating revenue	$997	$—	$997
Net income (loss)	262	(5)	257

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

The Companies make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, earthquakes, flooding and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•	Changes in enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;

•	Changes in regulator implementation of environmental standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;

•	Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Unplanned outages at facilities in which the Companies have an ownership interest;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s and Dominion Gas’ earnings and the Companies’ liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion and Dominion Gas;

•	Fluctuations in interest rates;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Impacts of acquisitions, divestitures, transfers of assets to joint ventures or Dominion Midstream, and retirements of assets based on asset portfolio reviews;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	The timing and execution of Dominion Midstream’s growth strategy;

•	Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs, changes in FERC’s interpretation of market rules and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in supplies of natural gas delivered to Dominion and Dominion Gas’ pipeline and processing systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•	Additional competition in industries in which the Companies operate, including in electric markets in which Dominion’s merchant generation facilities operate, and competition in the development, construction and ownership of certain electric transmission facilities in Virginia Power’s service territory in connection with FERC Order 1000;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion and Dominion Gas;

•	Changes in operating, maintenance and construction costs;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects and compliance with conditions associated with such regulatory approvals;

•	The inability to complete planned construction, conversion or expansion projects at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Adverse outcomes in litigation matters or regulatory proceedings; and

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2015 there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing and employee benefit plans.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2015	2014	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion	$413	$159	$254
Diluted EPS	0.70	0.27	0.43

Year-To-Date
Net income attributable to Dominion	$949	$538	$411
Diluted EPS	1.60	0.92	0.68

Overview

Second Quarter 2015 vs. 2014

Net income attributable to Dominion increased $254 million, primarily due to the absence of a charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

Year-To-Date 2015 vs. 2014

Net income attributable to Dominion increased 76% primarily due to the absence of losses related to the repositioning of Dominion’s producer services business, which was completed in the first quarter of 2014, and the absence of a charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Second Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Operating revenue	$2,747	$2,813	$(66)	$6,156	$6,443	$(287)
Electric fuel and other energy-related purchases	591	633	(42)	1,544	1,967	(423)
Purchased electric capacity	90	87	3	184	175	9
Purchased gas	111	324	(213)	361	864	(503)

Net revenue	1,955	1,769	186	4,067	3,437	630

Other operations and maintenance	709	933	(224)	1,311	1,358	(47)
Depreciation, depletion and amortization	339	308	31	682	616	66
Other taxes	134	134	—	299	301	(2)
Other income	56	57	(1)	116	97	19
Interest and related charges	221	227	(6)	444	464	(20)
Income tax expense	190	63	127	489	249	240

An analysis of Dominion’s results of operations follows:

Second Quarter 2015 vs. 2014

Net revenue increased 11%, primarily reflecting:

•	A $102 million increase from electric utility operations, primarily reflecting an increase from rate adjustment clauses ($74 million) and an increase in sales to retail customers, primarily due to an increase in cooling degree days ($31 million); and

•	A $56 million increase in merchant generation margins, primarily due to a decrease in scheduled outage days at Millstone.

Other operations and maintenance decreased 24%, primarily reflecting:

•	The absence of a $282 million charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities; and

•	A $52 million decrease in planned outage costs primarily due to a decrease in scheduled outage days at Millstone.

These decreases were partially offset by:

•	A $45 million charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015;

•	An $18 million increase in utility nuclear refueling outage costs primarily due to the amortization of outage costs that were previously deferred pursuant to Virginia legislation enacted in April 2014; and

•	An $18 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income.

Depreciation, depletion and amortization increased 10%, primarily due to property additions.

Income tax expense increased $127 million, primarily reflecting higher pre-tax income.

Year-To-Date 2015 vs. 2014

Net revenue increased 18%, primarily reflecting:

•	The absence of losses related to the repositioning of Dominion’s producer services business in the first quarter of 2014, reflecting the termination of natural gas trading and certain energy marketing activities ($317 million);

•	The absence of losses related to the retail electric energy marketing business which was sold in the first quarter of 2014 ($133 million); and

•	A $90 million increase from electric utility operations, primarily reflecting:

•	An increase from rate adjustment clauses ($150 million);

•	An increase in sales to retail customers, primarily due to an increase in cooling degree days ($35 million); and

•	An increase in sales to customers due to the effect of changes in customer usage and other factors ($22 million); partially offset by

•	An $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015; and

•	A decrease in PJM ancillary revenues ($18 million).

Other operations and maintenance decreased 3%, primarily reflecting:

•	The absence of a $282 million charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities;

•	A $71 million gain from agreements to convey Marcellus Shale development rights underneath several natural gas storage fields; and

•	A $55 million decrease in planned outage costs primarily due to a decrease in scheduled outage days at Millstone.

These decreases were partially offset by:

•	The absence of a gain on the sale of Dominion’s electric retail energy marketing business in March 2014 ($100 million), net of a $31 million write-off of goodwill;

•	The absence of a gain on the sale of the Northern System ($59 million);

•	A $50 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income;

•	A $45 million charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015;

•	A $31 million increase in utility nuclear refueling outage costs primarily due to the amortization of outage costs that were previously deferred pursuant to Virginia legislation enacted in April 2014;

•	A $29 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income; and

•	A $24 million increase primarily due to services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not impact net income.

Depreciation, depletion and amortization increased 11%, primarily due to property additions.

Income tax expense increased 96%, primarily reflecting higher pre-tax income.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
	2015	2014	$ Change	2015	2014	$ Change
(millions, except EPS)
Second Quarter
DVP	$117	$116	$1	$0.20	$0.20	$—
Dominion Generation	250	159	91	0.42	0.27	0.15
Dominion Energy	129	130	(1)	0.22	0.22	—

Primary operating segments	496	405	91	0.84	0.69	0.15
Corporate and Other	(83)	(246)	163	(0.14)	(0.42)	0.28

Consolidated	$413	$159	$254	$0.70	$0.27	$0.43

Year-To-Date
DVP	$257	$247	$10	$0.43	$0.42	$0.01
Dominion Generation	532	468	64	0.90	0.80	0.10
Dominion Energy	336	338	(2)	0.57	0.58	(0.01)

Primary operating segments	1,125	1,053	72	1.90	1.80	0.10
Corporate and Other	(176)	(515)	339	(0.30)	(0.88)	0.58

Consolidated	$949	$538	$411	$1.60	$0.92	$0.68

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Second Quarter			Year-To-Date
	2015	2014	% Change	2015	2014	% Change
Electricity delivered (million MWh)	20.1	19.3	4%	43.0	41.7	3%
Degree days (electric distribution service area):
Cooling	645	529	22	645	529	22
Heating	214	252	(15)	2,578	2,546	1
Average electric distribution customer accounts (thousands)(1)	2,521	2,495	1	2,519	2,494	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Second Quarter 2015 vs. 2014 Increase (Decrease)		Year-To-Date 2015 vs. 2014 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$6	$0.01	$7	$0.01
Other	1	—	7	0.01
FERC transmission equity return	8	0.01	20	0.03
Depreciation and amortization	(3)	—	(5)	(0.01)
Other operations and maintenance expense	(9)	(0.02)	(14)	(0.02)
Other	(2)	—	(5)	(0.01)

Change in net income contribution	$1	$—	$10	$0.01

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Second Quarter			Year-To-Date
	2015	2014	% Change	2015	2014	% Change
Electricity supplied (million MWh):
Utility	20.4	19.4	5%	43.3	41.9	3%
Merchant	6.6	5.8	14	13.0	12.2	7
Degree days (electric utility service area):
Cooling	645	529	22	645	529	22
Heating	214	252	(15)	2,578	2,546	1
Average retail energy marketing customer accounts (thousands)(1)(2)	1,288	1,245	3	1,269	1,340	(5)

(1)	Period average.
(2)	2014 excludes 511 thousand average retail electric energy marketing customer accounts due to the sale of this business in March 2014.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Second Quarter 2015 vs. 2014 Increase (Decrease)		Year-To-Date 2015 vs. 2014 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Merchant generation margin	$35	$0.06	$20	$0.03
Regulated electric sales:
Weather	13	0.02	15	0.03
Other	—	—	9	0.02
PJM ancillary services	(2)	—	(14)	(0.02)
Rate adjustment clause equity return	10	0.02	21	0.04
Depreciation and amortization	(6)	(0.01)	(12)	(0.02)
Outage costs	20	0.03	14	0.02
Renewable energy investment tax credits	30	0.05	31	0.05
Other	(9)	(0.02)	(20)	(0.05)

Change in net income contribution	$91	$0.15	$64	$0.10

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Second Quarter			Year-To-Date
	2015	2014	% Change	2015	2014	% Change
Gas distribution throughput (bcf):
Sales	3	4	(25)%	19	21	(10)%
Transportation	90	58	55	252	186	35
Heating degree days (gas distribution service area)	568	603	(6)	4,143	4,116	1
Average gas distribution customer accounts (thousands)(1):
Sales	231	239	(3)	239	243	(2)
Transportation	1,069	1,059	1	1,065	1,058	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Second Quarter 2015 vs. 2014 Increase (Decrease)		Year-To-Date 2015 vs. 2014 Increase (Decrease)
	Amount	EPS	Amount		EPS
(millions, except EPS)
Blue Racer	$(2)	$—	$(37	)(1)	$(0.06)
Assignment of Marcellus acreage	(1)	—	42		0.07
Noncontrolling interest(2)	(3)	(0.01)	(6)		(0.01)
Depreciation and amortization	(3)	(0.01)	(8)		(0.02)
Gas distribution margin:
Weather	—	—	1		—
Rate adjustment clauses	5	0.01	9		0.02
Other	4	0.01	5		0.01
Other	(1)	—	(8)		(0.02)

Change in net income contribution	$(1)	$—	$(2)		$(0.01)

(1)	Primarily represents absence of a gain from the sale of the Northern System.
(2)	Represents the portion of earnings attributable to Dominion Midstream’s public unitholders.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(17)	$(185)	$168	$(62)	$(402)	$340
Specific items attributable to corporate operations	1	(17)	18	(2)	(28)	26

Total specific items	(16)	(202)	186	(64)	(430)	366
Other corporate operations	(67)	(44)	(23)	(112)	(85)	(27)

Total net expense	$(83)	$(246)	$163	$(176)	$(515)	$339
EPS impact	$(0.14)	$(0.42)	$0.28	$(0.30)	$(0.88)	$0.58

Total Specific Items

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments’ performance or in allocating resources among the segments. See Note 20 to the Consolidated Financial Statements in this report for discussion of these items in more detail.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Net income	$246	$69	$177	$515	$393	$122

Overview

Second Quarter 2015 vs. 2014

Net income increased $177 million, primarily due to the absence of a charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

Year-To-Date 2015 vs. 2014

Net income increased 31%, primarily due to the absence of a charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, partially offset by the write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Operating revenue	$1,813	$1,729	$84	$3,950	$3,712	$238
Electric fuel and other energy-related purchases	497	518	(21)	1,307	1,168	139
Purchased electric capacity	90	87	3	184	175	9

Net revenue	1,226	1,124	102	2,459	2,369	90

Other operations and maintenance	445	633	(188)	841	974	(133)
Depreciation and amortization	231	217	14	469	435	34
Other taxes	69	69	—	143	142	1
Other income	21	21	—	36	36	—
Interest and related charges	108	103	5	216	210	6
Income tax expense	148	54	94	311	251	60

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2015 vs. 2014

Other operations and maintenance decreased 30%, primarily reflecting:

•	The absence of a $282 million charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

This decrease was partially offset by:

•	A $45 million charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015;

•	An $18 million increase in utility nuclear refueling outage costs primarily due to the amortization of outage costs that were previously deferred pursuant to Virginia legislation enacted in April 2014; and

•	An $18 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income.

Income tax expense increased $94 million, primarily reflecting higher pre-tax income.

Year-To-Date 2015 vs. 2014

Other operations and maintenance decreased 14%, primarily reflecting:

•	The absence of a $282 million charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

This decrease was partially offset by:

•	A $50 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income;

•	A $45 million charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015; and

•	A $31 million increase in utility nuclear refueling outage costs primarily due to the amortization of outage costs that were previously deferred pursuant to Virginia legislation enacted in April 2014.

Income tax expense increased 24%, primarily reflecting higher pre-tax income.

Dominion Gas

Results of Operations

Presented below is a summary of Dominion Gas’ consolidated results:

	Second Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Net income	$85	$93	$(8)	$246	$257	$(11)

Overview

Second Quarter 2015 vs. 2014

Net income decreased 9%, primarily reflecting higher interest expense.

Year-To-Date 2015 vs. 2014

Net income decreased 4%, primarily reflecting the absence of a gain on the sale of the Northern System and higher interest expense, partially offset by increased gains from agreements to convey Marcellus Shale development rights underneath several natural gas storage fields.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Gas’ results of operations:

	Second Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Operating revenue	$395	$428	$(33)	$926	$997	$(71)
Purchased gas	21	76	(55)	95	213	(118)
Other energy-related purchases	7	5	2	13	21	(8)

Net revenue	367	347	20	818	763	55

Other operations and maintenance	124	109	15	198	162	36
Depreciation and amortization	53	49	4	104	96	8
Other taxes	37	35	2	92	86	6
Other income	4	5	(1)	13	13	—
Interest and related charges	18	6	12	35	12	23
Income tax expense	54	60	(6)	156	163	(7)

An analysis of Dominion Gas’ results of operations follows:

Second Quarter 2015 vs. 2014

Other operations and maintenance increased 14%, primarily reflecting:

•	A $14 million increase primarily due to services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not impact net income; and

•	A $5 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income.

Interest and related charges increased $12 million, primarily due to higher long-term debt interest expense resulting from debt issuances in December 2014.

Income tax expense decreased 10%, primarily reflecting lower pre-tax income.

Year-To-Date 2015 vs. 2014

Other operations and maintenance increased 22%, primarily reflecting:

•	The absence of a gain on the sale of the Northern System ($59 million);

•	A $29 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income; and

•	A $24 million increase primarily due to services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not impact net income; partially offset by

•	A $71 million gain from agreements to convey Marcellus Shale development rights underneath several natural gas storage fields.

Interest and related charges increased $23 million, primarily due to higher long-term debt interest expense resulting from debt issuances in December 2014.

Liquidity and Capital Resources

Dominion depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At June 30, 2015, Dominion had $1.8 billion of unused capacity under its credit facilities.

A summary of Dominion’s cash flows is presented below:

	2015	2014
(millions)
Cash and cash equivalents at January 1	$318	$316
Cash flows provided by (used in):
Operating activities	2,160	1,447
Investing activities	(3,084)	(2,186)
Financing activities	877	842

Net increase (decrease) in cash and cash equivalents	(47)	103

Cash and cash equivalents at June 30	$271	$419

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased by $713 million, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction, higher revenue from rate adjustment clauses and the absence of losses related to the repositioning of Dominion’s producer services business in 2014.

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

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of June 30, 2015 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$208	$88	$120
Non-investment grade(2)	4	—	4
No external ratings:
Internally rated—investment grade(3)	14	—	14
Internally rated—non-investment grade(4)	50	—	50

Total	$276	$88	$188

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 58% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented less than 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 7% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 19% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased by $898 million, primarily due to Dominion’s acquisition of DCGT in 2015, the absence of proceeds from the sale of Dominion’s electric retail energy marketing business and the sale of assets to Blue Racer in 2014 and higher acquisitions of solar development projects in 2015.

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

In 2015, net cash provided by Dominion’s financing activities increased by $35 million, primarily reflecting the issuance of common stock through an at-the-market program and the absence of subsidiary preferred stock redemptions, which were completed in 2014. These increases were partially offset by lower net debt issuances and higher dividend payments.

See Note 15 to the Consolidated Financial Statements in this report for further information regarding Dominion’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, there is a discussion on the use of capital markets by Dominion as well as the impact of credit ratings on the accessibility and costs of using these markets. As of June 30, 2015, there have been no changes in Dominion’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, there is a discussion on the various covenants present in the enabling agreements underlying Dominion’s debt. As of June 30, 2015, there have been no material changes to debt covenants, nor any events of default under Dominion’s debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2015, there have been no material changes outside the ordinary course of business to Dominion’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Off-Balance Sheet Arrangements

As of June 30, 2015, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 and Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Environmental Matters

Dominion is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 and Note 16 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

In August 2015, the EPA announced the final rules for the Clean Power Plan. The Clean Power Plan uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The new rule requires states to meet state-by-state emission rate or intensity-based CO2 binding goals or limits. States are required to submit interim plans to the EPA by summer 2016 identifying how they will comply with the rule, with final plans due by September 2018. Dominion’s most recent integrated resources plan filed in July 2015 includes four alternative plans that represent plausible compliance strategies with the rule as proposed, and which include additional coal unit retirements and additional low or zero-carbon resources. However, until the state plans are developed and the EPA approves the plans, Dominion cannot predict the potential financial statement impacts but believes the potential expenditures to comply could be material.

Legal Matters

See Item 3. Legal Proceedings in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, Notes 12 and 15 to the Consolidated Financial Statements and Item 1. Legal Proceedings in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and Notes 12 and 16 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 and Note 12 in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and in this report for additional information on various regulatory matters.

Greensville County

In July 2015, Virginia Power filed an application with the Virginia Commission for a CPCN to construct and operate Greensville County and related transmission interconnection facilities. The total estimated construction cost is approximately $1.3 billion (excluding financing costs). Virginia Power also applied for approval of Rider GV to recover the costs of Greensville County, and proposed a total revenue requirement of approximately $42 million for the rate year beginning April 1, 2016. This case is pending.

Electric Transmission Project

In May 2015, Virginia Power filed an application with the Virginia Commission for a CPCN to construct and operate in Loudoun County, Virginia, a new approximately 230 kV Poland Road Substation, and a new approximately four mile overhead 230 kV double circuit transmission line between the existing 230 kV Loudoun-Brambleton Line and the Poland Road Substation. The total estimated cost of the project is approximately $55 million. This case is pending.

Transco-to-Charleston Project

In 2014, DCGT executed binding precedent agreements with three customers for the Transco-to-Charleston project. The project is expected to cost approximately $120 million, and provide 80,000 Dths per day of firm transportation service from an existing interconnect with Transcontinental Gas Pipe Line Company, LLC in Spartanburg County, South Carolina to customers in Dillon, Marlboro, Sumter, Charleston, Lexington and Richland Counties, South Carolina. In July 2015, DCGT requested authorization to utilize the FERC pre-filing process. DCGT expects to file the application to request FERC authorization to construct and operate the project facilities in the first quarter of 2016. The project is expected to be placed into service in the fourth quarter of 2017.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments would have resulted in an increase in fair value of approximately $67 million and $101 million as of June 30, 2015 and December 31, 2014, respectively. The decline in sensitivity is largely due to decreased commodity derivative activity and lower commodity prices.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s commodity-based financial derivatives as of June 30, 2015 or December 31, 2014.

A hypothetical 10% unfavorable change in commodity prices of Dominion Gas’ commodity-based financial derivative instruments would have resulted in an increase in fair value of approximately $8 million and $2 million as of June 30, 2015 and December 31, 2014, respectively. The rise in sensitivity is largely due to increased commodity derivative activity.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2015 or December 31, 2014.

The Companies may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges.

As of June 30, 2015 Dominion, Virginia Power and Dominion Gas had $3.8 billion, $1.2 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $46 million, $30 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at June 30, 2015. As of December 31, 2014, Dominion, Virginia Power and Dominion Gas had $4.1 billion, $1.5 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $46 million, $25 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2014.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $102 million, $71 million and $176 million for the six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on these investments of $62 million for the six months ended June 30, 2015, and a net increase in unrealized gains on these investments of $127 million and $172 million for the six months ended June 30, 2014 and for the year ended December 31, 2014, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $38 million, $32 million and $77 million for the six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on these investments of $21 million for the six months ended June 30, 2015, and a net increase in unrealized gains on these investments of $61 million and $87 million for the six months ended June 30, 2014 and for the year ended December 31, 2014, respectively.

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

In March 2015, DTI received a draft compliance order from the WVDEP in connection with a permit determination relating to emission sources at the Galmish loading and storage facility. The draft compliance order included a proposed penalty of $162,000. In June 2015, DTI and WVDEP finalized a consent order resolving this matter, which included a final penalty of $84,000.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

•	Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

•	Notes 12 and 16 in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/15-4/30/15	241	$71.51	—	19,629,059 shares/ $1.18 billion
5/1/15-5/31/15	—	—	—	19,629,059 shares/ $1.18 billion
6/1/15-6/30/15	—	—	—	19,629,059 shares/ $1.18 billion

Total	241	$71.51	—	19,629,059 shares/ $1.18 billion

(1)	In April 2015, 241 shares were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion BOD in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion BOD was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 6, 2015 (Exhibit 3.1, Form 8-K filed May 6, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489).	X

4.2	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Tenth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Twelfth Supplemental Indenture, dated January 1, 2006 (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Thirteenth Supplemental Indenture, dated as of January 1, 2006 (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Form of Seventeenth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2013 (Exhibit 4.3, Form 8-K filed August 15, 2013, File No. 1-2255); Twenty-Seventh Supplemental Indenture, dated February 1, 2014 (Exhibit 4.3, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Eighth Supplemental Indenture, dated February 1, 2014 (Exhibit 4.4, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Ninth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.3, Form 8-K filed May 13, 2015, File No. 1-02255); Thirtieth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.4, Form 8-K filed May 13, 2015, File No. 1-02255).		X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s, Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

August 6, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 6, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION GAS HOLDINGS, LLC Registrant

August 6, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 6, 2015 (Exhibit 3.1, Form 8-K filed May 6, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489).	X

4.2	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Tenth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Twelfth Supplemental Indenture, dated January 1, 2006 (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Thirteenth Supplemental Indenture, dated as of January 1, 2006 (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Form of Seventeenth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2013 (Exhibit 4.3, Form 8-K filed August 15, 2013, File No. 1-2255); Twenty-Seventh Supplemental Indenture, dated February 1, 2014 (Exhibit 4.3, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Eighth Supplemental Indenture, dated February 1, 2014 (Exhibit 4.4, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Ninth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.3, Form 8-K filed May 13, 2015, File No. 1-02255); Thirtieth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.4, Form 8-K filed May 13, 2015, File No. 1-02255).		X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s, Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X