Form 10-Q
period 2015-09-30
DOMINION RESOURCES INC /VA/; Dominion Gas Holdings, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2015-11-03
CIK 715957, 1603291, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Dominion Gas Holdings, LLC Yes ☐ No ☒

At September 30, 2015, the latest practicable date for determination, Dominion Resources, Inc. had 595,333,610 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Resources, Inc. holds all of the membership interests of Dominion Gas Holdings, LLC.

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

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2013 Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013

2014 Equity Units	Dominion’s 2014 Series A Equity Units issued in July 2014

AFUDC	Allowance for funds used during construction

AOCI	Accumulated other comprehensive income (loss)

AROs	Asset retirement obligations

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

ATEX line	Appalachia to Texas Express ethane line

Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc.

BACT	Best available control technology

bcf	Billion cubic feet

Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion and Caiman

BOD	Board of Directors

BP	BP Wind Energy North America Inc.

BREDL	Blue Ridge Environmental Defense League

Bremo	Bremo power station

Brunswick County	A 1,358 MW combined cycle, natural gas-fired power station under construction in Brunswick County, Virginia

CAA	Clean Air Act

Caiman	Caiman Energy II, LLC

CAIR	Clean Air Interstate Rule

CAISO	California independent system operator

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

CFO	Chief Financial Officer

Chesapeake	Chesapeake power station

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Companies	Dominion, Virginia Power and Dominion Gas, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

CPCN	Certificate of Public Convenience and Necessity

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

D.C.	District of Columbia

DCG	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DEI	Dominion Energy, Inc.

DOE	Department of Energy

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power and Dominion Gas) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Iroquois	Dominion Iroquois, Inc., which holds a 24.72% noncontrolling partnership interest in Iroquois

Dominion Midstream

The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC and DCG (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP, and its consolidated subsidiaries

Abbreviation or Acronym	Definition
Dominion NGL Pipelines, LLC

The initial owner of the 58-mile G-150 pipeline project, which is designed to transport approximately 27,000 barrels per day of NGLs from Natrium to an interconnect with the ATEX line of Enterprise near Follansbee, West Virginia

DRS	Dominion Resources Services, Inc.

DSM	Demand-side management

Dth	Dekatherm

DTI	Dominion Transmission, Inc.

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

Enterprise	Enterprise Product Partners, L.P.

EPA	Environmental Protection Agency

EPC	Engineering, procurement and construction

EPS	Earnings per share

FERC	Federal Energy Regulatory Commission

Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion and Four Brothers Holdings, LLC, a wholly-owned subsidiary of SunEdison

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion and Granite Mountain Renewables, LLC, a wholly-owned subsidiary of SunEdison

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Hope

INPO	Institute of Nuclear Power Operations

IRCA	Intercompany revolving credit agreement

Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion and Iron Springs Renewables, LLC, a wholly-owned subsidiary of SunEdison

Iroquois	Iroquois Gas Transmission System L.P.

ISO	Independent system operator

ISO-NE	ISO New England

Kewaunee	Kewaunee nuclear power station

Keys Energy Project

Project to provide 107,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Keys Energy Center, LLC’s power generating facility in Prince George’s County, Maryland

kV	Kilovolt

LNG	Liquefied natural gas

MATS	Utility Mercury and Air Toxics Standard Rule

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MGD	Million gallons a day

Millstone	Millstone nuclear power station

MISO	Midcontinent Independent Transmission System Operator, Inc.

Moody’s	Moody’s Investors Service

Morgans Corner	Morgans Corner Solar Energy, LLC

MW	Megawatt

MWh	Megawatt hour

Natrium	A natural gas and fractionation facility located in Natrium, West Virginia, owned by Blue Racer

NCEMC	North Carolina Electric Membership Corporation

NedPower	A wind-turbine facility joint venture between Dominion and Shell Wind Energy, Inc. in Grant County, West Virginia

NG	Collectively, North East Transmission Co., Inc. and National Grid IGTS Corp.

NGLs	Natural gas liquids

Abbreviation or Acronym	Definition
NJNR	NJNR Pipeline Company

North Anna	North Anna nuclear power station

North Carolina Commission	North Carolina Utilities Commission

Northern System	Collection of approximately 131 miles of various diameter natural gas pipelines in Ohio

NOx	Nitrogen oxide

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

NYSE	New York Stock Exchange

ODEC	Old Dominion Electric Cooperative

Ohio Commission	Public Utilities Commission of Ohio

Order 1000	Order issued by FERC adopting new requirements for electric transmission planning, cost allocation and development

PIPP	Percentage of Income Payment Plan deployed by East Ohio

PJM	PJM Interconnection, L.L.C.

Possum Point	Possum Point power station

ppb	Parts-per-billion

PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure to be deployed by Hope

PSD	Prevention of Significant Deterioration

PSMP	Pipeline Safety and Management Program to be deployed by East Ohio to ensure the continued safe and reliable operation of East Ohio’s system and compliance with pipeline safety laws

REIT	Real estate investment trust

Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County

Rider US-1	A rate adjustment clause associated with the recovery of costs related to Remington Solar Facility

Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases

ROE	Return on equity

RTO	Regional transmission organization

SEC	Securities and Exchange Commission

SELC	Southern Environmental Law Center

Shell	Shell WindEnergy, Inc.

SO2	Sulfur dioxide

St. Charles Transportation Project

Project to provide 132,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Competitive Power Venture Maryland, LLC’s power generating facility in Charles County, Maryland

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.

SunEdison

The legal entity, SunEdison, Inc., one or more of its consolidated subsidiaries (including Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of SunEdison, Inc. and its consolidated subsidiaries

Three Cedars	Granite Mountain and Iron Springs, collectively

U.S.	United States of America

UAO	Unilateral Administrative Order

VDEQ	Virginia Department of Environmental Quality

VEBA	Voluntary Employees’ Beneficiary Association

VIE	Variable interest entity

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

VOC	Volatile organic compounds

Yorktown	Yorktown power station

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions, except per share amounts)
Operating Revenue	$2,971	$3,050	$9,127	$9,493

Operating Expenses
Electric fuel and other energy-related purchases	636	743	2,180	2,710
Purchased electric capacity	75	86	259	261
Purchased gas	85	209	446	1,073
Other operations and maintenance	564	614	1,875	1,972
Depreciation, depletion and amortization	355	354	1,037	970
Other taxes	133	123	432	424

Total operating expenses	1,848	2,129	6,229	7,410

Income from operations	1,123	921	2,898	2,083

Other income	11	69	127	166
Interest and related charges	230	231	674	695

Income from operations including noncontrolling interests before income tax expense	904	759	2,351	1,554
Income tax expense	305	228	794	477

Net Income Including Noncontrolling Interests	599	531	1,557	1,077
Noncontrolling Interests	6	2	15	10

Net Income Attributable to Dominion	$593	$529	$1,542	$1,067

Earnings Per Common Share
Net income attributable to Dominion - Basic	$1.00	$0.91	$2.61	$1.83
Net income attributable to Dominion - Diluted	1.00	0.90	2.60	1.83
Dividends declared per common share	0.6475	0.6000	1.9425	1.8000

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Net income including noncontrolling interests	$599	$531	$1,557	$1,077
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(7)	(58)	25	(267)
Changes in unrealized net gains (losses) on investment securities(2)	(59)	2	(55)	80
Changes in unrecognized pension and other postretirement benefit costs(3)	(9)	—	(6)	—
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(4)	(53)	(31)	(53)	113
Net realized gains on investment securities(5)	(2)	(21)	(35)	(39)
Net pension and other postretirement benefit costs(6)	14	8	39	25
Changes in other comprehensive income (loss) from equity method investees(7)	1	—	—	(5)

Total other comprehensive loss	(115)	(100)	(85)	(93)

Comprehensive income including noncontrolling interests	484	431	1,472	984
Comprehensive income attributable to noncontrolling interests	6	2	15	10

Comprehensive income attributable to Dominion	$478	$429	$1,457	$974

(1)	Net of $— million and $36 million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $(20) million and $163 million tax for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Net of $55 million and $(2) million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $50 million and $(30) million tax for the nine months ended September 30, 2015 and 2014, respectively.
(3)	Net of $(9) million and $— million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $(6) million and $— million tax for the nine months ended September 30, 2015 and 2014, respectively.
(4)	Net of $30 million and $22 million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $34 million and $(72) million tax for the nine months ended September 30, 2015 and 2014, respectively.
(5)	Net of $— million and $13 million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $20 million and $24 million tax for the nine months ended September 30, 2015 and 2014, respectively.
(6)	Net of $(7) million and $(6) million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $(25) million and $(18) million tax for the nine months ended September 30, 2015 and 2014, respectively.
(7)	Net of $(1) million and $— million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $— million and $3 million tax for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$238	$318
Customer receivables (less allowance for doubtful accounts of $36 and $34)	1,289	1,514
Other receivables (less allowance for doubtful accounts of $2 and $3)	144	119
Inventories	1,310	1,410
Prepayments	142	167
Derivative assets	243	536
Deferred income taxes	288	800
Other	469	751

Total current assets	4,123	5,615

Investments
Nuclear decommissioning trust funds	4,033	4,196
Investment in equity method affiliates	1,322	1,081
Other	269	284

Total investments	5,624	5,561

Property, Plant and Equipment
Property, plant and equipment	55,848	51,406
Accumulated depreciation, depletion and amortization	(16,067)	(15,136)

Total property, plant and equipment, net	39,781	36,270

Deferred Charges and Other Assets
Goodwill	3,294	3,044
Pension and other postretirement benefit assets	1,025	956
Regulatory assets	1,593	1,642
Other	1,159	1,239

Total deferred charges and other assets	7,071	6,881

Total assets	$56,599	$54,327

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2015	December 31, 2014(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,528	$1,375
Short-term debt	2,555	2,775
Accounts payable	705	952
Accrued interest, payroll and taxes	553	566
Other(2)	1,405	1,530

Total current liabilities	6,746	7,198

Long-Term Debt
Long-term debt	19,790	18,348
Junior subordinated notes	1,370	1,374
Remarketable subordinated notes	2,085	2,083

Total long-term debt	23,245	21,805

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,551	7,444
Asset retirement obligations	1,824	1,633
Regulatory liabilities	2,173	1,991
Other	1,784	2,299

Total deferred credits and other liabilities	13,332	13,367

Total liabilities	43,323	42,370

Commitments and Contingencies (see Note 16)
Equity
Common stock – no par(3)	6,606	5,876
Retained earnings	6,487	6,095
Accumulated other comprehensive loss	(501)	(416)

Total common shareholders’ equity	12,592	11,555

Noncontrolling interests	684	402

Total equity	13,276	11,957

Total liabilities and equity	$56,599	$54,327

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 3 for amounts attributable to related parties.
(3)	1 billion shares authorized; 595 million shares and 585 million shares outstanding at September 30, 2015 and December 31, 2014, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2015	2014
(millions)
Operating Activities
Net income including noncontrolling interests	$1,557	$1,077

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,250	1,171
Deferred income taxes and investment tax credits	703	444
Gains on the sale of assets and businesses	(123)	(160)
Charges associated with North Anna and offshore wind legislation	—	330
Other adjustments	(1)	(104)
Changes in:
Accounts receivable	229	300
Inventories	(3)	(39)
Deferred fuel and purchased gas costs, net (including write-off)	70	(252)
Prepayments	45	14
Accounts payable	(222)	(291)
Accrued interest, payroll and taxes	(13)	(9)
Margin deposit assets and liabilities	205	55
Other operating assets and liabilities	(244)	(126)

Net cash provided by operating activities	3,453	2,410

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(3,632)	(3,742)
Acquisition of solar development projects	(278)	(66)
Acquisition of DCG	(497)	—
Proceeds from sales of securities	937	1,524
Purchases of securities	(921)	(1,562)
Proceeds from the sale of electric retail energy marketing business	—	187
Proceeds from the sale of assets to Blue Racer	—	86
Proceeds from assignments of shale development rights	80	—
Other	(39)	40

Net cash used in investing activities	(4,350)	(3,533)

Financing Activities
Issuance (repayment) of short-term debt, net	(220)	702
Issuance of long-term debt	2,262	2,150
Repayment and repurchase of long-term debt	(675)	(725)
Subsidiary preferred stock redemption	—	(125)
Issuance of common stock	717	138
Common dividend payments	(1,150)	(1,048)
Subsidiary preferred dividend payments	—	(9)
Other	(117)	(58)

Net cash provided by financing activities	817	1,025

Decrease in cash and cash equivalents	(80)	(98)
Cash and cash equivalents at beginning of period	318	316

Cash and cash equivalents at end of period	$238	$218

Supplemental Cash Flow Information
Significant noncash investing activities:(1)
Accrued capital expenditures	$389	$309
Dominion Midstream’s acquisition of a noncontrolling partnership interest in Iroquois in exchange for issuance of Dominion Midstream common units	216	—

(1)	See Note 3 for noncash activities related to the acquisitions of Four Brothers and Three Cedars.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Operating Revenue(1)	$2,058	$2,053	$6,008	$5,765

Operating Expenses
Electric fuel and other energy-related purchases(1)	554	649	1,861	1,817
Purchased electric capacity	75	86	259	261
Other operations and maintenance:
Affiliated suppliers	64	70	208	211
Other	311	331	1,008	1,164
Depreciation and amortization	244	260	713	695
Other taxes	69	63	212	205

Total operating expenses	1,317	1,459	4,261	4,353

Income from operations	741	594	1,747	1,412

Other income	13	24	49	60
Interest and related charges	116	101	332	311

Income before income tax expense	638	517	1,464	1,161
Income tax expense	253	203	564	454

Net Income	385	314	900	707
Preferred dividends	—	2	—	10

Balance available for common stock	$385	$312	$900	$697

(1)	See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Net income	$385	$314	$900	$707
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(6)	(1)	(3)	—
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	(11)	2	(10)	10
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	—	1	1	(3)
Net realized gains on nuclear decommissioning trust funds(4)	(1)	(3)	(4)	(5)

Other comprehensive income (loss)	(18)	(1)	(16)	2

Comprehensive income	$367	$313	$884	$709

(1)	Net of $3 million and $— million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $1 million and $— million tax for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Net of $5 million and $(1) million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $5 million and $(6) million tax for the nine months ended September 30, 2015 and 2014, respectively.
(3)	Net of $— million tax for both the three months ended September 30, 2015 and 2014, and net of $— million and $2 million tax for the nine months ended September 30, 2015 and 2014, respectively.
(4)	Net of $2 million tax for both the three months ended September 30, 2015 and 2014, and net of $3 million tax for both the nine months ended September 30, 2015 and 2014.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$39	$15
Customer receivables (less allowance for doubtful accounts of $27 and $25)	955	986
Other receivables (less allowance for doubtful accounts of $1 at both dates)	96	65
Inventories (average cost method)	842	853
Prepayments	24	252
Regulatory assets	328	298
Other(2)	43	82

Total current assets	2,327	2,551

Investments
Nuclear decommissioning trust funds	1,875	1,930
Other	3	4

Total investments	1,878	1,934

Property, Plant and Equipment
Property, plant and equipment	37,016	35,180
Accumulated depreciation and amortization	(11,622)	(11,080)

Total property, plant and equipment, net	25,394	24,100

Deferred Charges and Other Assets
Regulatory assets	422	439
Other(2)	538	485

Total deferred charges and other assets	960	924

Total assets	$30,559	$29,509

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2015	December 31, 2014(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$677	$211
Short-term debt	1,362	1,361
Accounts payable	372	458
Payables to affiliates	59	92
Affiliated current borrowings	—	427
Accrued interest, payroll and taxes	336	199
Other(2)	666	528

Total current liabilities	3,472	3,276

Long-Term Debt	8,952	8,726

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,323	4,415
Asset retirement obligations	1,030	848
Regulatory liabilities	1,822	1,683
Other(2)	436	506

Total deferred credits and other liabilities	7,611	7,452

Total liabilities	20,035	19,454

Commitments and Contingencies (see Note 16)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	3,639	3,154
Accumulated other comprehensive income	34	50

Total common shareholder’s equity	10,524	10,055

Total liabilities and shareholder’s equity	$30,559	$29,509

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 18 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at September 30, 2015 and December 31, 2014.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2015	2014
(millions)
Operating Activities
Net income	$900	$707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	844	824
Deferred income taxes and investment tax credits	9	235
Charges associated with North Anna and offshore wind legislation	—	330
Other adjustments	20	(28)
Changes in:
Accounts receivable	10	20
Inventories	11	(33)
Prepayments	228	11
Deferred fuel expenses, net (including write-off)	40	(284)
Accounts payable	(62)	(24)
Accrued interest, payroll and taxes	137	60
Other operating assets and liabilities	37	(98)

Net cash provided by operating activities	2,174	1,720

Investing Activities
Plant construction and other property additions	(1,840)	(2,120)
Purchases of nuclear fuel	(100)	(140)
Proceeds from sales of securities	407	415
Purchases of securities	(423)	(421)
Other	(38)	(18)

Net cash used in investing activities	(1,994)	(2,284)

Financing Activities
Issuance of short-term debt, net	1	562
Repayment of affiliated current borrowings, net	(427)	(80)
Issuance of long-term debt	1,112	750
Repayment of long-term debt	(421)	(52)
Preferred stock redemption	—	(125)
Common dividend payments	(416)	(466)
Preferred dividend payments	—	(9)
Other	(5)	(11)

Net cash provided by (used in) financing activities	(156)	569

Increase in cash and cash equivalents	24	5
Cash and cash equivalents at beginning of period	15	16

Cash and cash equivalents at end of period	$39	$21

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$139	$176

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Operating Revenue(1)	$365	$391	$1,291	$1,388

Operating Expenses
Purchased gas(1)	8	34	103	247
Other energy-related purchases	4	8	17	29
Other operations and maintenance:
Affiliated suppliers	12	12	50	49
Other(2)	51	79	211	204
Depreciation and amortization	53	50	157	146
Other taxes	35	31	127	117

Total operating expenses	163	214	665	792

Income from operations	202	177	626	596

Other income	4	5	17	18
Interest and related charges	18	7	53	19

Income from operations before income taxes	188	175	590	595
Income tax expense	77	68	233	231

Net Income	$111	$107	$357	$364

(1)	See Note 18 for amounts attributable to related parties.
(2)	Includes gains on the sales of assets to related parties of $59 million for the nine months ended September 30, 2014. See Note 10 for more information.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Net income	$111	$107	$357	$364
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	3	(7)	2	(33)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(2)	(2)	4	(3)	11
Net pension and other postretirement benefit costs(3)	1	1	3	3

Other comprehensive income (loss)	2	(2)	2	(19)

Comprehensive income	$113	$105	$359	$345

(1)	Net of $(1) million and $4 million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $— million and $22 million tax for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Net of $1 million million and $(2) million tax for the three months ended September 30, 2015 and 2014, respectively, and net of $1 million and $(7) million tax for the nine months ended September 30, 2015 and 2014, respectively.
(3)	Net of $(1) million tax for both the three months ended September 30, 2015 and 2014, and net of $(3) million and $(2) million tax for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$18	$9
Customer receivables (less allowance for doubtful accounts of $5 and $4)(2)	180	322
Other receivables (less allowance for doubtful accounts of $1 at both dates)(2)	11	19
Affiliated receivables	6	12
Inventories	80	65
Prepayments	42	166
Other(2)	141	217

Total current assets	478	810

Investments	100	108

Property, Plant and Equipment
Property, plant and equipment	9,429	8,902
Accumulated depreciation and amortization	(2,641)	(2,538)

Total property, plant and equipment, net	6,788	6,364

Deferred Charges and Other Assets
Goodwill	542	542
Pension and other postretirement benefit assets(2)	1,577	1,486
Other(2)	540	538

Total deferred charges and other assets	2,659	2,566

Total assets	$10,025	$9,848

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2015	December 31, 2014(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$382	$—
Accounts payable	139	247
Payables to affiliates	13	41
Affiliated current borrowings	198	384
Accrued interest, payroll and taxes	149	194
Other(2)	160	172

Total current liabilities	1,041	1,038

Long-Term Debt	2,595	2,594

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,222	2,158
Other(2)	486	492

Total deferred credits and other liabilities	2,708	2,650

Total liabilities	6,344	6,282

Commitments and Contingencies (see Note 16)
Equity
Membership interests	3,765	3,652
Accumulated other comprehensive loss(2)	(84)	(86)

Total equity	3,681	3,566

Total liabilities and equity	$10,025	$9,848

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2015	2014
(millions)
Operating Activities
Net income	$357	$364
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(123)	(64)
Depreciation and amortization	157	146
Deferred income taxes and investment tax credits	75	80
Other adjustments	4	(12)
Changes in:
Accounts receivable	150	60
Deferred purchased gas costs, net	19	33
Prepayments	145	29
Inventories	(15)	(28)
Accounts payable	(112)	(113)
Payables to affiliates	(28)	(8)
Accrued interest, payroll and taxes	(45)	(56)
Other operating assets and liabilities	(88)	(83)

Net cash provided by operating activities	496	348

Investing Activities
Plant construction and other property additions	(514)	(467)
Proceeds from sale of assets to an affiliate	—	47
Proceeds from assignments of shale development rights	80	—
Other	(5)	(1)

Net cash used in investing activities	(439)	(421)

Financing Activities
Issuance of short-term debt, net	382	—
Issuance (repayment) of affiliated current borrowings, net	(186)	288
Distribution payments	(244)	(206)
Other	—	(1)

Net cash provided by (used in) financing activities	(48)	81

Increase in cash and cash equivalents	9	8
Cash and cash equivalents at beginning of period	9	8

Cash and cash equivalents at end of period	$18	$16

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$46	$63
Extinguishment of affiliated long-term debt in exchange for assets sold to affiliate	—	67

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Gas. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Dominion Gas is a holding company that conducts business activities through a regulated interstate natural gas transmission pipeline and underground storage system in the Northeast, mid-Atlantic and Midwest states, regulated gas transportation and distribution operations in Ohio, and gas gathering and processing activities primarily in West Virginia, Ohio and Pennsylvania. Dominion Gas’ principal wholly-owned subsidiaries are DTI, East Ohio and Dominion Iroquois.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of September 30, 2015, their results of operations for the three and nine months ended September 30, 2015 and 2014, and their cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. As of September 30, 2015, Dominion owns the general partner and 63.1% of the limited partner interests in Dominion Midstream. The public’s ownership interest in Dominion Midstream is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. Also, as of September 30, 2015, Dominion owns 50% of the units in and consolidates Four Brothers and Three Cedars. SunEdison’s ownership interest in these projects is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. See Note 3 for more details regarding the nature and purpose of Four Brothers and Three Cedars.

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

Note 3. Acquisitions and Dispositions

Dominion

Wholly-Owned Merchant Solar Projects

Acquisitions

The following table presents significant completed acquisitions of wholly-owned merchant solar projects by Dominion in 2014 and 2015. Long-term power purchase, interconnection and operation and maintenance agreements have been executed for all of the projects. Dominion has claimed and/or expects to claim federal investment tax credits on the projects. These projects are included in the Dominion Generation operating segment.

Completed Acquisition Date	Seller	Number of Projects	Project Location	Project Name(s)	Initial Acquisition Cost (millions)(1)	Project Cost (millions)(2)	Date of Commercial Operations	MW Capacity
March 2014	Recurrent Energy Development Holdings, LLC	6	California	Camelot, Kansas, Kent South, Old River One, Adams East, Columbia 2	$50	$428	Fourth quarter 2014	139

November 2014	CSI Project Holdco, LLC	1	California	West Antelope	79	79	November 2014	20

December 2014	EDF Renewable Development, Inc.	1	California	CID	71	71	January 2015	20

April 2015	EC&R NA Solar PV, LLC	1	California	Alamo	66	66	May 2015	20

April 2015	EDF Renewable Development, Inc.	3	California	City of Corcoran, Goose Lake, Marin Carport(3)	106	109	May 2015	24

June 2015	EDF Renewable Development, Inc.	1	California	Catalina 2	68	68	July 2015	18

July 2015	SunPeak Solar, LLC	1	California	Imperial Valley 2	42	69	August 2015	20

(1)	The purchase price was primarily allocated to Property, Plant and Equipment.
(2)	Includes acquisition cost.
(3)	Marin Carport is expected to begin commercial operations in 2016.

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

Expected Sale of Interest in Merchant Solar Projects

In September 2015, Dominion signed an agreement to sell a noncontrolling interest (consisting of 33% of the equity interests) in all of its currently wholly-owned merchant solar projects to SunEdison for approximately $300 million. The potential sale relates to a total of 24 solar projects totaling approximately 425 MW. The sales of these interests are expected to close by the end of the first quarter of 2016.

Non-Wholly-Owned Merchant Solar Projects

Acquisitions of Four Brothers and Three Cedars

In June 2015, Dominion acquired 50% of the units in Four Brothers from SunEdison for approximately $64 million of consideration, consisting of $2 million in cash and a $62 million payable. As of September 30, 2015, a $56 million payable is included in other current liabilities in Dominion’s Consolidated Balance Sheets. Four Brothers’ purpose is to develop and operate four solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $730 million to construct, including the initial acquisition cost. Dominion is obligated to contribute $445 million of capital to fund the construction of the projects. As of September 30, 2015, Dominion has contributed approximately $38 million. The facilities are expected to begin commercial operations in the third quarter of 2016, generating approximately 320 MW.

In September 2015, Dominion acquired 50% of the units in Three Cedars from SunEdison for approximately $43 million of consideration, consisting of $6 million in cash and a $37 million payable, which is included in other current liabilities in Dominion’s Consolidated Balance Sheets as of September 30, 2015. Three Cedars’ purpose is to develop and operate three solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $425 million to construct. Dominion is obligated to contribute $276 million of capital to fund the construction of the projects. The facilities are expected to begin commercial operations in the third quarter of 2016, generating approximately 210 MW.

Long-term power purchase, interconnection and operation and maintenance agreements have been executed for both Four Brothers and Three Cedars. Dominion expects to claim 99% of the federal investment tax credits on the projects.

Dominion owns 50% of the voting interests in Four Brothers and Three Cedars and has a controlling financial interest over the entities through its rights to control operations. The allocation of the $64 million purchase price for Four Brothers resulted in approximately $89 million of property, plant and equipment and $25 million of noncontrolling interest. The allocation of the $43 million purchase price for Three Cedars resulted in approximately $65 million of property, plant and equipment and $22 million of noncontrolling interest. The noncontrolling interest for each entity was measured at fair value using the discounted cash flow method, with the primary components of the valuation being future cash flows (both incoming and outgoing) and the discount rate. Dominion determined its discount rate based on the cost of capital a utility-scale investor would expect, as well as the cost of capital an individual project developer could achieve via a combination of non-recourse project financing and outside equity partners. The acquired assets of Four Brothers and Three Cedars are included in the Dominion Generation operating segment.

Four Brothers and Three Cedars have entered into agreements with SunEdison to provide administrative and support services in connection with the construction of the projects, operation and maintenance of the facilities, and administrative and technical management services of the solar facilities. In addition, Dominion has entered into contracts with SunEdison to provide services related to construction project management and oversight. Costs related to services to be provided under these agreements were immaterial for the nine months ended September 30, 2015.

Dominion Midstream Acquisition of Interest in Iroquois

In September 2015, Dominion Midstream acquired from NG and NJNR a 25.93% noncontrolling partnership interest in Iroquois, which owns and operates a 416-mile, FERC-regulated natural gas transmission pipeline in New York and Connecticut. In exchange for this partnership interest, Dominion Midstream issued approximately 8.6 million common units representing limited partnership interests in Dominion Midstream (approximately 6.8 million common units to NG for its 20.4% interest and approximately 1.8 million common units to NJNR for its 5.53% interest). The investment was recorded at approximately $216 million based on the value of Dominion Midstream’s common units at closing. These common units are reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. Dominion Midstream’s noncontrolling partnership interest is reflected in the Dominion Energy operating segment. In addition to this acquisition, Dominion Gas currently holds a 24.72% partnership interest in Iroquois. Dominion Midstream and Dominion Gas each account for their interest in Iroquois as an equity method investment. See Notes 10 and 14 for more information regarding Iroquois.

Acquisition of DCG

In January 2015, Dominion completed the acquisition of 100% of the equity interests of DCG from SCANA Corporation for approximately $497 million in cash, as adjusted for working capital. DCG owns and operates nearly 1,500 miles of FERC-regulated interstate natural gas pipeline in South Carolina and southeastern Georgia. This acquisition supports Dominion’s natural gas expansion into the Southeast. The allocation of the purchase price resulted in approximately $277 million of net property, plant and equipment, $250 million of goodwill, of which approximately $225 million is expected to be deductible for income tax purposes, and approximately $38 million of regulatory liabilities. The goodwill reflects the value associated with enhancing Dominion’s regulated gas position, economic value attributable to future expansion projects as well as increased opportunities for synergies. The acquired assets of DCG are included in the Dominion Energy operating segment.

On March 24, 2015, DCG converted to a limited liability company under the laws of South Carolina and changed its name from Carolina Gas Transmission Corporation to DCG. On April 1, 2015, Dominion contributed 100% of the issued and outstanding membership interests of DCG to Dominion Midstream in exchange for total consideration of $501 million, as adjusted for working capital. Total consideration to Dominion consisted of the issuance of a two-year, approximately $301 million senior unsecured promissory note payable by Dominion Midstream at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200 million, representing limited partner interests in Dominion Midstream. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the ten trading days prior to April 1, 2015, or $39.12 per unit. Since Dominion consolidates Dominion Midstream for financial reporting purposes, this transaction was eliminated upon consolidation and did not impact Dominion’s financial position or cash flows.

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

Virginia Power

Acquisition of Solar Project

In September 2015, Virginia Power entered into an agreement to acquire 100% of a solar development project in North Carolina from Morgans Corner for approximately $47 million. The acquisition is expected to close in the fourth quarter of 2015. The project is expected to be placed into service by the end of the first quarter of 2016 and cost approximately $50 million once constructed, including the initial acquisition cost. Upon completion, the facility is expected to generate approximately 20 MW. The output generated by Morgans Corner will be used to meet a ten year non-jurisdictional supply agreement with the U.S. Navy, which has the unilateral option to extend for an additional ten years. In October 2015, the North Carolina Commission granted the transfer of the existing CPCN from Morgans Corner to Virginia Power. The acquired assets will be included in the Virginia Power Generation operating segment.

Dominion Gas

Assignments of Shale Development Rights

In December 2013, DTI closed an agreement with a natural gas producer to convey over time approximately 79,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for payments to DTI, subject to customary adjustments, of up to approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In 2013 and 2014, DTI received approximately $98 million in cash proceeds. At December 31, 2014, deferred revenue totaled approximately $85 million. In March 2015, DTI and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of approximately 9,000 acres of Marcellus Shale development rights and a two year extension of the term of the original agreement. The conveyance of development rights resulted in the recognition of $43 million ($27 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. At September 30, 2015, deferred revenue totaled approximately $38 million, which is expected to be recognized over the remaining term of the agreement.

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

In September 2015, DTI closed on an agreement with a natural gas producer to convey approximately 16,000 acres of Utica and Point Pleasant Shale development rights underneath one of its natural gas storage fields. The agreement provided for a payment to DTI, subject to customary adjustments, of approximately $52 million and an overriding royalty interest in gas produced from the acreage. In September 2015, DTI received proceeds of $52 million associated with the conveyance of the acreage, resulting in a $52 million ($29 million after-tax) gain, included in other operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

Dominion and Dominion Gas

Blue Racer

See Note 10 for a discussion of transactions related to Blue Racer.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Dominion
Electric sales:
Regulated	$2,020	$2,026	$5,911	$5,674
Nonregulated	388	353	1,145	1,527
Gas sales:
Regulated	21	25	168	242
Nonregulated	66	187	361	532
Gas transportation and storage	365	343	1,221	1,138
Other	111	116	321	380

Total operating revenue	$2,971	$3,050	$9,127	$9,493

Virginia Power
Regulated electric sales	$2,020	$2,026	$5,911	$5,674
Other	38	27	97	91

Total operating revenue	$2,058	$2,053	$6,008	$5,765

Dominion Gas
Gas sales:
Regulated	$9	$15	$87	$152
Nonregulated	1	3	5	16
Gas transportation and storage	302	296	1,035	996
NGL revenue	20	54	71	155
Other	33	23	93	69

Total operating revenue	$365	$391	$1,291	$1,388

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion		Virginia Power		Dominion Gas
Nine Months Ended September 30,	2015	2014	2015	2014	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.0	2.7	4.2	3.9	4.1	3.7
Investment tax credits	(3.5)	(6.0)	—	—	—	—
Production tax credits	(0.8)	(1.1)	(0.5)	(0.6)	—	—
Other, net	(0.9)	0.1	(0.2)	0.8	0.4	0.1

Effective tax rate	33.8%	30.7%	38.5%	39.1%	39.5%	38.8%

As of September 30, 2015, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions, except EPS)
Net income attributable to Dominion	$593	$529	$1,542	$1,067

Average shares of common stock outstanding – Basic	594.6	583.1	591.3	582.2
Net effect of dilutive securities(1)	0.9	1.5	1.4	1.6

Average shares of common stock outstanding – Diluted	595.5	584.6	592.7	583.8

Earnings Per Common Share – Basic	$1.00	$0.91	$2.61	$1.83
Earnings Per Common Share – Diluted	$1.00	$0.90	$2.60	$1.83

(1)	Dilutive securities consist primarily of the 2013 Equity Units for 2015 and contingently convertible senior notes and the 2013 Equity Units for 2014. See Note 15 in this report and Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 for more information.

The 2014 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2015 and 2014, as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income

Dominion

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive income (loss) from equity method investee	Total
(millions)
Three Months Ended September 30, 2015
Beginning balance	$(146)	$519	$(754)	$(5)	$(386)
Other comprehensive income before reclassifications: gains (losses)	(7)	(59)	(9)	1	(74)
Amounts reclassified from AOCI(1): (gains) losses	(53)	(2)	14	—	(41)

Net current-period other comprehensive income (loss)	(60)	(61)	5	1	(115)

Ending balance	$(206)	$458	$(749)	$(4)	$(501)

Three Months Ended September 30, 2014
Beginning balance	$(353)	$534	$(493)	$(5)	$(317)
Other comprehensive income before reclassifications: gains (losses)	(58)	2	—	—	(56)
Amounts reclassified from AOCI(1): (gains) losses	(31)	(21)	8	—	(44)

Net current-period other comprehensive income (loss)	(89)	(19)	8	—	(100)

Ending balance	$(442)	$515	$(485)	$(5)	$(417)

Nine Months Ended September 30, 2015
Beginning balance	$(178)	$548	$(782)	$(4)	$(416)
Other comprehensive income before reclassifications: gains (losses)	25	(55)	(6)	—	(36)
Amounts reclassified from AOCI(1): (gains) losses	(53)	(35)	39	—	(49)

Net current-period other comprehensive income (loss)	(28)	(90)	33	—	(85)

Ending balance	$(206)	$458	$(749)	$(4)	$(501)

Nine Months Ended September 30, 2014
Beginning balance	$(288)	$474	$(510)	$—	$(324)
Other comprehensive income before reclassifications: gains (losses)	(267)	80	—	(5)	(192)
Amounts reclassified from AOCI(1): (gains) losses	113	(39)	25	—	99

Net current-period other comprehensive income (loss)	(154)	41	25	(5)	(93)

Ending balance	$(442)	$515	$(485)	$(5)	$(417)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(87)	Operating revenue
	2	Purchased gas
Interest rate contracts	2	Interest and related charges

	(83)
Tax	30	Income tax expense

	$(53)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(18)	Other income
Impairment	16	Other income

	(2)
Tax	—	Income tax expense

	$(2)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	24	Other operations and maintenance

	21
Tax	(7)	Income tax expense

	$14

Three Months Ended September 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(66)	Operating revenue
	3	Purchased gas
	5	Electric fuel and other energy-related purchases
Interest rate contracts	5	Interest and related charges

	(53)
Tax	22	Income tax expense

	$(31)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(38)	Other income
Impairment	4	Other income

	(34)
Tax	13	Income tax expense

	$(21)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(4)	Other operations and maintenance
Actuarial (gains) losses	18	Other operations and maintenance

	14
Tax	(6)	Income tax expense

	$8

Nine Months Ended September 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(103)	Operating revenue
	9	Purchased gas
Interest rate contracts	7	Interest and related charges

	(87)
Tax	34	Income tax expense

	$(53)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(82)	Other income

Impairment	27	Other income

	(55)
Tax	20	Income tax expense

	$(35)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(9)	Other operations and maintenance
Actuarial (gains) losses	73	Other operations and maintenance

	64
Tax	(25)	Income tax expense

	$39

Nine Months Ended September 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$175	Operating revenue
	7	Purchased gas
	(8)	Electric fuel and other energy-related purchases
Interest rate contracts	11	Interest and related charges

	185
Tax	(72)	Income tax expense

	$113

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(71)	Other income
Impairment	8	Other income

	(63)
Tax	24	Income tax expense

	$(39)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(9)	Other operations and maintenance
Actuarial (gains) losses	52	Other operations and maintenance

	43
Tax	(18)	Income tax expense

	$25

Dominion Gas

The following table presents Dominion Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension and other postretirement benefit costs	Total
(millions)
Three Months Ended September 30, 2015
Beginning balance	$(22)	$(64)	$(86)
Other comprehensive income before reclassifications: gains (losses)	3	—	3
Amounts reclassified from AOCI(1): (gains) losses	(2)	1	(1)

Net current-period other comprehensive income	1	1	2

Ending balance	$(21)	$(63)	$(84)

Three Months Ended September 30, 2014
Beginning balance	$(16)	$(59)	$(75)
Other comprehensive income before reclassifications: gains (losses)	(7)	—	(7)
Amounts reclassified from AOCI(1): (gains) losses	4	1	5

Net current-period other comprehensive income (loss)	(3)	1	(2)

Ending balance	$(19)	$(58)	$(77)

Nine Months Ended September 30, 2015
Beginning balance	$(20)	$(66)	$(86)
Other comprehensive income before reclassifications: gains (losses)	2	—	2
Amounts reclassified from AOCI(1): (gains) losses	(3)	3	—

Net current-period other comprehensive income (loss)	(1)	3	2

Ending balance	$(21)	$(63)	$(84)

Nine Months Ended September 30, 2014
Beginning balance	$3	$(61)	$(58)
Other comprehensive income before reclassifications: gains (losses)	(33)	—	(33)
Amounts reclassified from AOCI(1): (gains) losses	11	3	14

Net current-period other comprehensive income (loss)	(22)	3	(19)

Ending balance	$(19)	$(58)	$(77)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(3)	Operating revenue

	(3)
Tax	1	Income tax expense

	$(2)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Three Months Ended September 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$1	Operating revenue
	5	Purchased gas

	6
Tax	(2)	Income tax expense

	$4

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Nine Months Ended September 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(4)	Operating revenue

	(4)
Tax	1	Income tax expense

	$(3)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$6	Other operations and maintenance

	6
Tax	(3)	Income tax expense

	$3

Nine Months Ended September 30, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$8	Operating revenue
	10	Purchased gas

	18
Tax	(7)	Income tax expense

	$11

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$5	Other operations and maintenance

	5
Tax	(2)	Income tax expense

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

The following table presents Dominion’s quantitative information about Level 3 fair value measurements at September 30, 2015. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads and price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$99	Discounted Cash Flow	Market Price (per Dth)	(4)	(2) - 4	(1)
			Credit spread	(5)	1% - 6%	3%
Liquids(3)	5	Discounted Cash Flow	Market Price (per Gal)	(4)	0 - 2	1
Electric	4	Discounted Cash Flow	Market Price (per MWh)	(4)	26 - 47	45
FTRs	23	Discounted Cash Flow	Market Price (per MWh)	(4)	(3) - 12	2
Physical and Financial Options:
Natural Gas	6	Option Model	Market Price (per Dth)	(4)	2 - 6	4
			Price Volatility	(6)	23% - 75%	44%

Total assets	$137

Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$10	Discounted Cash Flow	Market Price (per Dth)	(4)	(2) - 4	1
FTRs	2	Discounted Cash Flow	Market Price (per MWh)	(4)	(12) - 12	1
Physical and Financial Options:
Natural Gas	2	Option Model	Market Price (per Dth)	(4)	2 - 4	3
			Price Volatility	(6)	23% - 50%	34%

Total liabilities	$14

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Includes NGLs and oil.
(4)	Represents market prices beyond defined terms for Levels 1 and 2.
(5)	Represents credit spreads unrepresented in published markets.
(6)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2015
Assets:
Derivatives:
Commodity	$1	$237	$137	$375
Interest rate	—	31	—	31
Investments(1):
Equity securities:
U.S.:
Large cap	2,401	—	—	2,401
Other	5	—	—	5
REIT	59	—	—	59
Non-U.S.:
Large cap	10	—	—	10
Fixed income:
Corporate debt instruments	—	463	—	463
U.S. Treasury securities and agency debentures	431	184	—	615
State and municipal	—	395	—	395
Other	—	97	—	97
Cash equivalents and other	6	1	—	7

Total assets	$2,913	$1,408	$137	$4,458

Liabilities:
Derivatives:
Commodity	$1	$117	$14	$132
Interest rate	—	214	—	214

Total liabilities	$1	$331	$14	$346

At December 31, 2014
Assets:
Derivatives:
Commodity	$3	$567	$125	$695
Interest rate	—	24	—	24
Investments(1):
Equity securities:
U.S.:
Large cap	2,669	—	—	2,669
Other	6	—	—	6
Non-U.S.:
Large cap	12	—	—	12
Fixed income:
Corporate debt instruments	—	441	—	441
U.S. Treasury securities and agency debentures	419	190	—	609
State and municipal	—	395	—	395
Other	—	74	—	74
Cash equivalents and other	3	10	—	13

Total assets	$3,112	$1,701	$125	$4,938

Liabilities:
Derivatives:
Commodity	$3	$571	$18	$592
Interest rate	—	202	—	202

Total liabilities	$3	$773	$18	$794

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Beginning balance	$71	$3	$107	$(16)
Total realized and unrealized gains (losses):
Included in earnings	(9)	(2)	1	98
Included in other comprehensive income (loss)	5	4	(7)	7
Included in regulatory assets/liabilities	47	39	18	53
Settlements	10	5	1	(94)
Transfers out of Level 3(1)	(1)	(2)	3	(1)

Ending balance	$123	$47	$123	$47

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$1	$1	$1	$2

(1)	In March 2015, Dominion changed the classification of certain short term NGL derivatives from Level 3 to Level 2 due to an increase in liquidity in financial forward markets. The transfers out of Level 3 that relate to NGLs for the three and nine months ended September 30, 2015 are $— million and $9 million, respectively.

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Purchased Gas	Electric fuel and other energy- related purchases	Total
(millions)
Three Months Ended September 30, 2015
Total gains (losses) included in earnings	$—	$—	$(9)	$(9)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	—	—	1	1

Three Months Ended September 30, 2014
Total gains (losses) included in earnings	$3	$(3)	$(2)	$(2)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	3	(2)	—	1

Nine Months Ended September 30, 2015
Total gains (losses) included in earnings	$2	$—	$(1)	$1
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	—	1

Nine Months Ended September 30, 2014
Total gains (losses) included in earnings	$(7)	$(4)	$109	$98
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	4	(2)	—	2

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at September 30, 2015. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads and price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
FTRs	$23	Discounted Cash Flow	Market Price (per MWh)	(3)	(3) - 12	2
Natural Gas(2)	93	Discounted Cash Flow	Market Price (per Dth)	(3)	(2) - 3	(1)
			Credit spread	(4)	1% - 6%	3%
Electric	4	Discounted Cash Flow	Market Price (per MWh)	(3)	44 - 47	45
Physical and Financial Options:
Natural Gas	2	Discounted Cash Flow	Market Price (per Dth)	(3)	2 - 6	5
			Price Volatility	(5)	50% - 75%	66%

Total assets	$122

Liabilities:
Physical and Financial Forwards and Futures:
FTRs	$2	Discounted Cash Flow	Market Price (per MWh)	(3)	(12) - 12	1

Total liabilities	$2

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.
(5)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2015
Assets:
Derivatives:
Commodity	$—	$20	$122	$142
Interest rate	—	8	—	8
Investments(1):
Equity securities:
U.S. large cap	1,037	—	—	1,037
REIT	59	—		59
Fixed income:
Corporate debt instruments	—	252	—	252
U.S. Treasury securities and agency debentures	164	61	—	225
State and municipal	—	199	—	199
Other	—	30	—	30

Total assets	$1,260	$570	$122	$1,952

Liabilities:
Derivatives:
Commodity	$—	$4	$2	$6
Interest rate	—	67	—	67

Total liabilities	$—	$71	$2	$73

At December 31, 2014
Assets:
Derivatives:
Commodity	$—	$7	$106	$113
Investments(1):
Equity securities:
U.S. large cap	1,157	—	—	1,157
Fixed income:
Corporate debt instruments	—	250	—	250
U.S. Treasury securities and agency debentures	137	61	—	198
State and municipal	—	211	—	211
Other	—	23	—	23

Total assets	$1,294	$552	$106	$1,952

Liabilities:
Derivatives:
Commodity	$—	$11	$4	$15
Interest rate	—	72	—	72

Total liabilities	$—	$83	$4	$87

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Beginning balance	$73	$7	$102	$(7)
Total realized and unrealized gains (losses):
Included in earnings	(10)	(2)	(1)	109
Included in regulatory assets/liabilities	47	39	18	53
Settlements	10	2	1	(109)

Ending balance	$120	$46	$120	$46

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2015 and 2014.

Dominion Gas

The following table presents Dominion Gas’ quantitative information about Level 3 fair value measurements at September 30, 2015. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
NGLs	$4	Discounted Cash Flow	Market Price (per Gal)	(2)	0 - 2	1

Total assets	$4

(1)	Averages weighted by volume.
(2)	Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)

The following table presents Dominion Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2015
Assets:
Commodity	$—	$5	$4	$9

Total Assets	$—	$5	$4	$9
Liabilities:
Commodity	$—	$1	$—	$1
Interest rate	—	17	—	17

Total liabilities	$—	$18	$—	$18

At December 31, 2014
Assets:
Commodity	$—	$—	$2	$2

Total Assets	$—	$—	$2	$2
Liabilities:
Interest rate	$—	$9	$—	$9

Total liabilities	$—	$9	$—	$9

The following table presents the net change in Dominion Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Beginning balance	$(1)	$(3)	$2	$(6)
Total realized and unrealized gains (losses):
Included in earnings	—	(1)	1	(8)
Included in other comprehensive income (loss)	5	5	(7)	8
Settlements	—	—	(1)	7
Transfers out of Level 3(1)	—	—	9	—

Ending balance	$4	$1	$4	$1

(1)	In March 2015, Dominion Gas changed the classification of certain short term NGL derivatives from Level 3 to Level 2 due to an increase in liquidity in financial forward markets. The transfers out of Level 3 that relate to NGLs for the three and nine months ended September 30, 2015 are $— million and $9 million, respectively.

The gains and losses included in earnings in the Level 3 fair value category were classified in operating revenue in Dominion Gas’ Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2015 and 2014.

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

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)(3)	$21,318	$22,923	$19,723	$21,881
Junior subordinated notes(3)	1,370	1,290	1,374	1,396
Remarketable subordinated notes(3)	2,085	2,214	2,083	2,362

Virginia Power
Long-term debt, including securities due within one year(3)	$9,629	$10,764	$8,937	$10,293

Dominion Gas
Long-term debt(3)	$2,595	$2,618	$2,594	$2,672

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	At both September 30, 2015 and December 31, 2014, includes the valuation of certain fair value hedges associated with fixed rate debt of approximately $19 million.
(3)	Carrying amount includes amounts which represent the unamortized discount and/or premium.

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

Dominion

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	September 30, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$31	$—	$31	$24	$—	$24
Commodity contracts:
Over-the-counter	270	—	270	382	—	382
Exchange	95	—	95	298	—	298

Total derivatives, subject to a master netting or similar arrangement	396	—	396	704	—	704
Total derivatives, not subject to a master netting or similar arrangement	10	—	10	15	—	15

Total	$406	$—	$406	$719	$—	$719

		September 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$31	$29	$—	$2	$24	$16	$—	$8
Commodity contracts:
Over-the-counter	270	16	23	231	382	34	34	314
Exchange	95	74	—	21	298	298	—	—

Total	$396	$119	$23	$254	$704	$348	$34	$322

	September 30, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$214	$—	$214	$202	$—	$202
Commodity contracts:
Over-the-counter	39	—	39	87	—	87
Exchange	84	—	84	493	—	493

Total derivatives, subject to a master netting or similar arrangement	337	—	337	782	—	782
Total derivatives, not subject to a master netting or similar arrangement	9	—	9	12	—	12

Total	$346	$—	$346	$794	$—	$794

		September 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$214	$29	$—	$185	$202	$16	$—	$186
Commodity contracts:
Over-the-counter	39	16	—	23	87	34	1	52
Exchange	84	74	10	—	493	298	195	—

Total	$337	$119	$10	$208	$782	$348	$196	$238

Volumes

The following table presents the volume of Dominion’s derivative activity as of September 30, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	57	14
Basis	267	605
Electricity (MWh):
Fixed price	13,869,299	3,399,889
FTRs	49,967,941	—
Capacity (MW)	12,200	—
Liquids (Gal)(2)	65,772,000	18,774,000
Interest rate	$2,250,000,000	$3,000,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2015 and 2014, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at September 30, 2015:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After- Tax	Maximum Term
(millions)
Commodities:
Gas	$(8)	$(7)	25 months
Electricity	67	50	15 months
Other	5	4	18 months
Interest rate	(270)	(9)	387 months

Total	$(206)	$38

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
(millions)
At September 30, 2015
ASSETS
Current Assets
Commodity	$63	$169	$232
Interest rate	11	—	11

Total current derivative assets	74	169	243

Noncurrent Assets
Commodity	10	133	143
Interest rate	20	—	20

Total noncurrent derivative assets(1)	30	133	163

Total derivative assets	$104	$302	$406

LIABILITIES
Current Liabilities
Commodity	$20	$90	$110
Interest rate	144	—	144

Total current derivative liabilities(2)	164	90	254

Noncurrent Liabilities
Commodity	6	16	22
Interest Rate	70	—	70

Total noncurrent derivative liabilities(3)	76	16	92

Total derivative liabilities	$240	$106	$346

At December 31, 2014
ASSETS
Current Assets
Commodity	$281	$242	$523
Interest rate	13	—	13

Total current derivative assets	294	242	536

Noncurrent Assets
Commodity	71	101	172
Interest rate	11	—	11

Total noncurrent derivative assets(1)	82	101	183

Total derivative assets	$376	$343	$719

LIABILITIES
Current Liabilities
Commodity	$224	$267	$491
Interest rate	100	—	100

Total current derivative liabilities(2)	324	267	591

Noncurrent Liabilities
Commodity	55	46	101
Interest rate	102	—	102

Total noncurrent derivative liabilities(3)	157	46	203

Total derivative liabilities	$481	$313	$794

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$87
Purchased gas		(2)

Total commodity	$64	$85	$—

Interest rate(3)	(71)	(2)	(69)

Total	$(7)	$83	$(69)

Three Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$66
Purchased gas		(3)
Electric fuel and other energy-related purchases		(5)

Total commodity	$(74)	$58	$—

Interest rate(3)	(20)	(5)	(7)

Total	$(94)	$53	$(7)

Nine Months Ended September 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$103
Purchased gas		(9)

Total commodity	$117	$94	$3

Interest rate(3)	(72)	(7)	(27)

Total	$45	$87	$(24)

Nine Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(175)
Purchased gas		(7)
Electric fuel and other energy-related purchases		8

Total commodity	$(291)	$(174)	$(1)

Interest rate(3)	(139)	(11)	(38)

Total	$(430)	$(185)	$(39)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2015	2014	2015	2014
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$2	$35	$20	$(327)
Purchased gas	(3)	(39)	(12)	(33)
Electric fuel and other energy-related purchases	(4)	—	5	125
Interest rate(2)	(1)	—	(1)	—

Total	$(6)	$(4)	$12	$(235)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	September 30, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$8	$—	$8	$—	$—	$—
Commodity contracts:
Over-the-counter	120	—	120	106	—	106

Total derivatives, subject to a master netting or similar arrangement	128	—	128	106	—	106
Total derivatives, not subject to a master netting or similar arrangement	22	—	22	7	—	7

Total	$150	$—	$150	$113	$—	$113

		September 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$8	$7	$—	$1	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	120	2	—	118	106	4	—	102

Total	$128	$9	$—	$119	$106	$4	$—	$102

	September 30, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$67	$—	$67	$72	$—	$72
Commodity contracts:
Over-the-counter	2	—	2	8	—	8

Total derivatives, subject to a master netting or similar arrangement	69	—	69	80	—	80
Total derivatives, not subject to a master netting or similar arrangement	4	—	4	7	—	7

Total	$73	$—	$73	$87	$—	$87

		September 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$67	$7	$—	$60	$72	$—	$—	$72
Commodity contracts:
Over-the-counter	2	2	—	—	8	4	—	4

Total	$69	$9	$—	$60	$80	$4	$—	$76

Volumes

The following table presents the volume of Virginia Power’s derivative activity as of September 30, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	12	—
Basis	130	539
Electricity (MWh):
FTRs	49,069,990	—
Capacity (MW)	12,200	—
Interest rate	$450,000,000	$750,000,000

(1)	Includes options.

Ineffectiveness

For the three and nine months ended September 30, 2015 and 2014, gains or losses on hedging instruments determined to be ineffective were not material.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated

Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At September 30, 2015
ASSETS
Current Assets
Commodity	$—	$40	$40

Total current derivative assets(1)	—	40	40

Noncurrent Assets
Commodity	—	102	102
Interest rate	8	—	8

Total noncurrent derivative assets(2)	8	102	110

Total derivative assets	$8	$142	$150

LIABILITIES
Current Liabilities
Commodity	$—	$6	$6
Interest rate	39	—	39

Total current derivative liabilities(3)	39	6	45

Noncurrent Liabilities
Interest rate	28	—	28

Total noncurrent derivatives liabilities (4)	28	—	28

Total derivative liabilities	$67	$6	$73

At December 31, 2014
ASSETS
Current Assets
Commodity	$—	$51	$51

Total current derivative assets(1)	—	51	51

Noncurrent Assets
Commodity	—	62	62

Total noncurrent derivative assets(2)	—	62	62

Total derivative assets	$—	$113	$113

LIABILITIES
Current Liabilities
Commodity	$3	$12	$15
Interest rate	45	—	45

Total current derivative liabilities(3)	48	12	60

Noncurrent Liabilities
Interest rate	27	—	27

Total noncurrent derivative liabilities(4)	27	—	27

Total derivative liabilities	$75	$12	$87

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$—

Total commodity	$—	$—	$—

Interest rate(3)	(9)	—	(69)

Total	$(9)	$—	$(69)

Three Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$(1)	$(1)	$—

Interest rate(3)	—	—	(7)

Total	$(1)	$(1)	$(7)

Nine Months Ended September 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$—	$(1)	$3

Interest rate(3)	(4)	—	(27)

Total	$(4)	$(1)	$(24)

Nine Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$5

Total commodity	$5	$5	$(1)

Interest rate(3)	(5)	—	(38)

Total	$—	$5	$(39)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2015	2014	2015	2014
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(6)	$(3)	$6	$108

Total	$(6)	$(3)	$6	$108

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Dominion Gas

Balance Sheet Presentation

The tables below present Dominion Gas’ derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting.

	September 30, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$9	$—	$9	$2	$—	$2

Total derivatives, subject to a master netting or similar arrangement	$9	$—	$9	$2	$—	$2

		September 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$9	$1	$—	$8	$2	$—	$—	$2

Total	$9	$1	$—	$8	$2	$—	$—	$2

	September 30, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$17	$—	$17	$9	$—	$9
Commodity contracts:
Over-the-counter	1	—	1	—	—	—

Total derivatives, subject to a master netting or similar arrangement	$18	$—	$18	$9	$—	$9

		September 30, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$17	$—	$—	$17	$9	$—	$—	$9
Commodity contracts:
Over-the-counter	1	1	—	—	—	—	—	—

Total	$18	$1	$—	$17	$9	$—	$—	$9

Volumes

The following table presents the volume of Dominion Gas’ derivative activity as of September 30, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	3	—
Basis	3	—
NGLs (Gal)	64,302,000	16,758,000
Interest rate	$—	$250,000,000

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2015 and 2014, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Gas’ Consolidated Balance Sheet at September 30, 2015:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$5	$4	18 months
Interest rate	(26)	(1)	351 months

Total	$(21)	$3

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
(millions)
At September 30, 2015
ASSETS
Current Assets
Commodity	$6	$1	$7

Total current derivative assets(1)	6	1	7

Noncurrent Assets
Commodity	2	—	2

Total noncurrent derivative assets(2)	2	—	2

Total derivative assets	$8	$1	$9

LIABILITIES
Current Liabilities
Commodity	$—	$1	$1

Total current derivative liabilities(3)	—	1	1

Noncurrent Liabilities
Interest rate	17	—	17

Total noncurrent derivative liabilities(4)	17	—	17

Total derivative liabilities	$17	$1	$18

At December 31, 2014
ASSETS
Current Assets
Commodity	$2	$—	$2

Total current derivative assets(1)	2	—	2

Total derivative assets	$2	$—	$2

LIABILITIES
Noncurrent Liabilities
Interest rate	$9	$—	$9

Total noncurrent derivative liabilities(4)	9	—	9

Total derivative liabilities	$9	$—	$9

(1)	Current derivative assets are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income
(millions)
Three Months Ended September 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$3

Total commodity	$11	$3

Interest rate(2)	(7)	—

Total	$4	$3

Three Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$(1)
Purchased gas		(5)

Total commodity	$3	$(6)

Interest rate(2)	(14)	—

Total	$(11)	$(6)

Nine Months Ended September 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$4

Total commodity	$10	$4

Interest rate(2)	(8)	—

Total	$2	$4

Nine Months Ended September 30, 2014
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue		$(8)
Purchased gas		(10)

Total commodity	$1	$(18)

Interest rate(2)	(56)	—

Total	$(55)	$(18)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2015	2014	2015	2014
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$1	$—	$5	$—

Total	$1	$—	$5	$—

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $96 million and $110 million at September 30, 2015 and December 31, 2014, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $4 million and $6 million at September 30, 2015 and December 31, 2014, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At September 30, 2015
Marketable equity securities:
U.S. large cap	$1,260	$1,106	$—		$2,366
REIT	59	—	—		59
Marketable debt securities:
Corporate bonds	454	15	(6)		463
U.S. Treasury securities and agency debentures	602	13	(3)		612
State and municipal	338	20	(1)		357
Other	95	—	—		95
Cost method investments	72	—	—		72
Cash equivalents and other(2)	9	—	—		9

Total	$2,889	$1,154	$(10	) (3)	$4,033

At December 31, 2014
Marketable equity securities:
U.S. large cap	$1,273	$1,353	$—		$2,626
Marketable debt securities:
Corporate bonds	424	19	(2)		441
U.S. Treasury securities and agency debentures	597	13	(4)		606
State and municipal	332	23	—		355
Other	66	—	—		66
Cost method investments	86	—	—		86
Cash equivalents and other(2)	16	—	—		16

Total	$2,794	$1,408	$(6	) (3)	$4,196

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $5 million and $3 million at September 30, 2015 and December 31, 2014, respectively.
(3)	The fair value of securities in an unrealized loss position was $411 million and $379 million at September 30, 2015 and December 31, 2014, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at September 30, 2015 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$209
Due after one year through five years	402
Due after five years through ten years	422
Due after ten years	494

Total	$1,527

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Proceeds from sales	$357	$838	$937	$1,524
Realized gains(1)	65	57	165	120
Realized losses(1)	40	7	69	20

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Dominion recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Total other-than-temporary impairment losses (1)	$29	$6	$55	$21
Losses recorded to nuclear decommissioning trust regulatory liability	(10)	(1)	(21)	(5)
Losses recognized in other comprehensive income (before taxes)	(3)	(1)	(7)	(3)

Net impairment losses recognized in earnings	$16	$4	$27	$13

(1)	Amounts include other-than-temporary impairment losses for debt securities of $3 million and $1 million for the three months ended September 31, 2015 and 2014, respectively, and $7 million and $3 million for the nine months ended September 31, 2015 and 2014, respectively.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At September 30, 2015
Marketable equity securities:
U.S. large cap	$558	$478	$—		$1,036
REIT	59	—	—		59
Marketable debt securities:
Corporate bonds	249	7	(4)		252
U.S. Treasury securities and agency debentures	224	2	(1)		225
State and municipal	187	11	—		198
Other	30	—	—		30
Cost method investments	72	—	—		72
Cash equivalents and other(2)	3	—	—		3

Total	$1,382	$498	$(5	) (3)	$1,875

At December 31, 2014
Marketable equity securities:
U.S. large cap	$563	$594	$—		$1,157
Marketable debt securities:
Corporate bonds	242	9	(1)		250
U.S. Treasury securities and agency debentures	197	3	(2)		198
State and municipal	197	13	—		210
Other	23	—	—		23
Cost method investments	86	—	—		86
Cash equivalents and other(2)	6	—	—		6

Total	$1,314	$619	$(3	) (3)	$1,930

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $3 million at September 30, 2015 and $6 million at December 31, 2014.
(3)	The fair value of securities in an unrealized loss position was $209 million and $170 million at September 30, 2015 and December 31, 2014, respectively.

The fair value of Virginia Power’s marketable debt securities held in nuclear decommissioning trust funds at September 30, 2015 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$63
Due after one year through five years	181
Due after five years through ten years	236
Due after ten years	225

Total	$705

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Proceeds from sales	$198	$116	$407	$415
Realized gains(1)	45	22	82	51
Realized losses(1)	18	2	33	8

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three and nine months ended September 30, 2015 and 2014.

Equity Method Investments

Dominion and Dominion Gas

Iroquois

At September 30, 2015, Dominion Midstream used the equity method to account for its 25.93% noncontrolling partnership interest in Iroquois. At September 30, 2015, the carrying amount of Dominion Midstream’s investment of $216 million exceeded its share of underlying equity in net assets by approximately $122 million. The difference reflects equity method goodwill and is not being amortized.

Dominion Gas’ equity earnings on its 24.72% non-controlling partnership interest totaled $17 million for both the nine months ended September 30, 2015 and 2014. Dominion Gas received distributions from this investment of $26 million and $10 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, the carrying amount of Dominion Gas’ investment of $98 million and $107 million, respectively, exceeded its share of underlying equity in net assets by approximately $8 million at both dates. The difference reflects equity method goodwill and is not being amortized.

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

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2015	December 31, 2014
(millions)
Dominion
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$107	$79
Deferred rate adjustment clause costs(2)	119	124
Deferred nuclear refueling outage costs(3)	59	44

Unrecovered gas costs(4)	12	36
Other	59	64

Regulatory assets-current(5)	356	347

Unrecognized pension and other postretirement benefit costs(6)	1,000	1,050
Deferred rate adjustment clause costs(2)	227	250
Income taxes recoverable through future rates(7)	121	133
Derivatives(8)	125	101
Other	120	108

Regulatory assets-non-current	1,593	1,642

Total regulatory assets	$1,949	$1,989

Regulatory liabilities:
PIPP(9)	$52	$71
Other	63	99

Regulatory liabilities-current(10)	115	170

Provision for future cost of removal and AROs(11)	1,136	1,072
Nuclear decommissioning trust(12)	745	815
Deferred cost of fuel used in electric generation(1)	73	6
Other	219	98

Regulatory liabilities-non-current	2,173	1,991

Total regulatory liabilities	$2,288	$2,161

Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$107	$79
Deferred nuclear refueling outage costs(3)	59	44
Deferred rate adjustment clause costs(2)	106	117
Other	56	58

Regulatory assets-current	328	298

Deferred rate adjustment clause costs(2)	148	179
Income taxes recoverable through future rates(7)	93	100
Derivatives(8)	125	101
Other	56	59

Regulatory assets-non-current	422	439

Total regulatory assets	$750	$737

Regulatory liabilities:
Other	$44	$90

Regulatory liabilities-current(10)	44	90

Provision for future cost of removal(11)	886	852
Nuclear decommissioning trust(12)	745	815
Deferred cost of fuel used in electric generation(1)	73	6
Other	118	10

Regulatory liabilities-non-current	1,822	1,683

Total regulatory liabilities	$1,866	$1,773

Dominion Gas
Regulatory assets:
Deferred rate adjustment clause costs(2)	$13	$7
Unrecovered gas costs(4)	10	29
Other	1	2

Regulatory assets-current(5)	24	38

Unrecognized pension and other postretirement benefit costs(6)	231	242
Deferred rate adjustment clause costs(2)	78	71
Income taxes recoverable through future rates(7)	19	24
Other	59	42

Regulatory assets-non-current(13)	387	379

Total regulatory assets	$411	$417

Regulatory liabilities:
PIPP(9)	$52	$71
Other	10	4

Regulatory liabilities-current(10)	62	75

Provision for future cost of removal and AROs(11)	171	172
Other	36	20

Regulatory liabilities-non-current(14)	207	192

Total regulatory liabilities	$269	$267

(1)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Virginia Power’s generation operations. See Note 12 for more information.
(2)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Gas. See Note 12 for more information.
(3)	Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
(4)	Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(5)	Current regulatory assets are presented in other current assets in Dominion’s and Dominion Gas’ Consolidated Balance Sheets.
(6)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s and Dominion Gas’ rate-regulated subsidiaries.
(7)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(8)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or passed on to customers based on the ultimate settlement amount of the derivative.
(9)	Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rate adjustment clause according to East Ohio tariff provisions.
(10)	Current regulatory liabilities are presented in other current liabilities in the Companies’ Consolidated Balance Sheets.
(11)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(12)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(13)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.
(14)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

At September 30, 2015, approximately $120 million of Dominion’s, $91 million of Virginia Power’s and $27 million of Dominion Gas’ regulatory assets represented past expenditures on which they do not currently earn a return. These expenditures are expected to be recovered within the next two years.

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

In March 2014, FERC issued an order excluding from Virginia Power’s transmission rates for wholesale transmission customers located outside Virginia the incremental costs of undergrounding certain transmission line projects. FERC found it is not just and reasonable for non-Virginia wholesale transmission customers to be allocated the incremental costs of undergrounding the facilities because the projects are a direct result of Virginia legislation and Virginia Commission pilot programs intended to benefit the citizens of Virginia. The order is retroactively effective as of March 2010 and will cause the reallocation of the costs charged to wholesale transmission customers with loads outside Virginia to wholesale transmission customers with loads in Virginia. FERC determined that there was not sufficient evidence on the record to determine the magnitude of the underground increment and held a hearing to determine the appropriate amount of undergrounding cost to be allocated to each wholesale transmission customer in Virginia. While Virginia Power cannot predict the outcome of the hearing, it is not expected to have a material effect on results of operations.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 and Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Virginia Regulation

Biennial Review

In connection with its current biennial review of Virginia Power’s base rates, terms and conditions, the Virginia Commission is reviewing Virginia Power’s earnings on its rates for generation and distribution services for the combined 2013 and 2014 test periods, and determining whether credits are due to customers in the event Virginia Power’s earnings exceeded the authorized ROE band of 9.3% to 10.7%. In September 2015, the Virginia Commission conducted an evidentiary hearing related to the biennial review. In its testimony, the Virginia Commission staff proposed making several regulatory adjustments to Virginia Power’s earnings. If the Virginia Commission were to accept all of these proposed adjustments, Virginia Power would have earned an ROE of 11.34% during the 2013 and 2014 test years, resulting in a total credit to customers of approximately $65 million. Virginia Power believes that the adjustments proposed by the Virginia Commission staff were improper and inconsistent with prior regulatory precedent. Virginia Power demonstrated that its costs, revenues and investments for the combined test periods resulted in an earned return of 10.13%, which is within the allowed range. Due to the uncertainty surrounding the Virginia Commission’s final ruling expected to be issued by the end of November 2015, Virginia Power has not recognized a liability related to the staff’s recommendation as of September 30, 2015.

Virginia Fuel Expenses

In August 2015, the Virginia Commission approved Virginia Power’s annual fuel factor filing to recover an estimated $1.6 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2015. Virginia Power’s new approved fuel rate, in effect on an interim basis since April 1, 2015, represents a fuel revenue decrease of approximately $512 million when applied to projected kilowatt-hour sales for the period April 1, 2015 to June 30, 2016.

Remington Solar Facility

In January 2015, Virginia Power applied for a CPCN to construct and operate a 20 MW utility-scale solar facility near its existing Remington Power Station in Fauquier County, Virginia. Virginia Power also applied for approval of Rider US-1 to recover the costs of the facility. In October 2015, the Virginia Commission denied approval of the CPCN and Rider US-1 based on the evidence in the record but stated that an application could be re-filed to address the concerns cited by the Virginia Commission. Virginia Power is reviewing the order and assessing its options.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•	The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In August 2015, Virginia Power proposed a total revenue requirement of approximately $50 million for the rate year beginning May 1, 2016. Virginia Power further proposed two new energy efficiency programs for Virginia Commission approval with a requested five-year cost cap of approximately $51 million for those programs, and to extend an existing peak-shaving program for an additional five years under current funding. This case is pending.

•	The Virginia Commission previously approved Rider BW in conjunction with Brunswick County. In October 2015, Virginia Power proposed an approximately $156 million total revenue requirement for the rate year beginning September 1, 2016, which represents an approximately $45 million increase versus the previous year. This case is pending.

North Anna

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna. If Virginia Power decides to build a new unit, it must first receive a COL from the NRC, approval of the Virginia Commission and certain environmental permits and other approvals. The COL is expected in 2017. Virginia Power has not yet committed to building a new nuclear unit at North Anna.

The motions and petitions filed by BREDL prior to April 2015 have been dismissed, and under a previous ruling of the NRC, the contested portion of the COL proceeding remains terminated. The NRC is required to conduct a hearing in all COL proceedings, and if a new contention is not admitted, the mandatory NRC hearing will be uncontested.

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

In August 2015, BREDL filed a petition in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of the NRC’s June 2015 decision. Along with the petition for judicial review, BREDL also filed a motion to hold this judicial review in abeyance pending the outcome of the ongoing judicial review of the NRC’s rule pertaining to the continued onsite storage of spent nuclear fuel in litigation pending before the same court. Similar petitions were filed seeking judicial review of the NRC’s decision as it applies to other COL and license renewal proceedings. Virginia Power has filed a motion with the court to intervene in the proceeding. This case is pending.

North Carolina Regulation

In August 2015, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power proposed an approximately $11 million decrease to the fuel component of its electric rates for the rate year beginning January 1, 2016. This decrease includes the North Carolina Commission’s previous approval to defer recovering 50% of Virginia Power’s estimated $17 million jurisdictional deferred fuel balance to the 2016 fuel year, without interest. This case is pending.

FERC - Gas

In August 2015, FERC approved DTI’s Clarington Project, which is expected to cost approximately $80 million. The project is expected to provide 250,000 Dths per day of firm transportation service from central West Virginia to Clarington, Ohio. Construction is expected to commence in the fourth quarter of 2015 and to be placed into service in the fourth quarter of 2016.

In October 2015, Cove Point received authorization to construct the approximately $30 million St. Charles Transportation Project and the approximately $40 million Keys Energy Project. Construction on each project is expected to commence in the fourth quarter of 2015. The St. Charles Transportation project is anticipated to be placed into service in June 2016. The Keys Energy Project is anticipated to be placed into service in March 2017.

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

Amount
(millions)
Dominion
AROs at December 31, 2013(1)	$1,578
Obligations incurred during the period	40
Obligations settled during the period	(82)
Revisions in estimated cash flows(2)	102
Accretion	81
Other	(5)

AROs at December 31, 2014(1)	$1,714

Obligations incurred during the period(3)	307
Obligations settled during the period	(72)
Revisions in estimated cash flows(3)	35
Accretion	69
Other	(1)

AROs at September 30, 2015(1)	$2,052

Virginia Power
AROs at December 31, 2013	$689
Obligations incurred during the period	28
Obligations settled during the period	(1)
Revisions in estimated cash flows(2)	108
Accretion	37
Other	(6)

AROs at December 31, 2014(4)	$855

Obligations incurred during the period(3)	288
Obligations settled during the period	(22)
Revisions in estimated cash flows(3)	32
Accretion	36

AROs at September 30, 2015(4)	$1,189

(1)	Includes $94 million, $81 million and $228 million reported in other current liabilities at December 31, 2013, December 31, 2014 and September 30, 2015, respectively.
(2)	Relates primarily to a shift of the delayed planned date on which the DOE is expected to begin accepting spent nuclear fuel.
(3)	Primarily reflects future ash pond and landfill closure costs at certain utility generation facilities. See Note 16 for further information.
(4)	Includes $7 million and $159 million reported in other current liabilities at December 31, 2014 and September 30, 2015, respectively.

Dominion and Virginia Power have established trusts dedicated to funding the future decommissioning of their nuclear plants. At September 30, 2015 and December 31, 2014, the aggregate fair value of Dominion’s trusts, consisting primarily of equity and debt securities, totaled $4.0 billion and $4.2 billion, respectively. At September 30, 2015 and December 31, 2014, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $1.9 billion.

Note 14. Variable Interest Entities

As discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, certain variable pricing terms in some of the Companies’ contracts cause them to be considered variable interests in the counterparties.

Dominion and Dominion Gas

Iroquois

Dominion Midstream and Dominion Gas own a 25.93% and 24.72% noncontrolling partnership interest in Iroquois, respectively. See Note 3 for further details regarding the nature of this entity. Dominion concluded that Iroquois is a VIE because a non-affiliated Iroquois equity holder has the ability during a limited period of time to transfer its ownership interests to another Iroquois equity holder or its affiliate. At September 30, 2015, Dominion concluded that neither Dominion Midstream nor Dominion Gas is the primary beneficiary of Iroquois as they do not have the power to direct the activities of Iroquois that most significantly impact its economic performance, as the power to direct is shared among multiple unrelated parties. If Iroquois determines capital contributions are required, Dominion Midstream and Dominion Gas each would be obligated to provide the portion of capital contributions based on its ownership percentage. Dominion Midstream’s and Dominion Gas’ maximum exposure to loss is limited to its current and future investment.

Virginia Power

Virginia Power has long-term power and capacity contracts with five non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $478 million as of September 30, 2015. Virginia Power paid $52 million and $55 million for electric capacity and $17 million and $28 million for electric energy to these entities in the three months ended September 30, 2015 and 2014, respectively. Virginia Power paid $160 million and $166 million for electric capacity and $77 million and $115 million for electric energy to these entities in the nine months ended September 30, 2015 and 2014, respectively.

Virginia Power and Dominion Gas

Virginia Power and Dominion Gas purchased shared services from DRS, an affiliated VIE, of approximately $73 million and $27 million for the three months ended September 30, 2015, $82 million and $27 million for the three months ended September 30, 2014, $239 million and $85 million for the nine months ended September 30, 2015, and $246 million and $78 million for the nine months ended September 30, 2014, respectively. Virginia Power and Dominion Gas determined that each is not the most closely associated entity with DRS and therefore neither is the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power and Dominion Gas. Virginia Power and Dominion Gas have no obligation to absorb more than their allocated shares of DRS costs.

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

Dominion

At September 30, 2015, Dominion’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$4,000	$2,555	$—	$1,445
Joint revolving credit facility(1)	500	—	57	443

Total	$4,500	$2,555	$57	$1,888

(1)	These credit facilities mature in April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At September 30, 2015, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion and Dominion Gas, were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$4,000	$1,362	$—
Joint revolving credit facility(1)	500	—	—

Total	$4,500	$1,362	$—

(1)	The full amount of the facilities is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion and Dominion Gas. Sub-limits for Virginia Power are set within the facility limit but can be changed at the option of the Companies multiple times per year. At September 30, 2015, the sub-limit for Virginia Power was an aggregate $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. These credit facilities mature in April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility with a maturity date of April 2019. As of September 30, 2015, this facility supports approximately $119 million of certain variable rate tax-exempt financings of Virginia Power.

Dominion Gas

Dominion Gas’ short-term financing is supported by its access as co-borrower to the two joint revolving credit facilities. In December 2014, Dominion Gas entered into a commercial paper program pursuant to which it began accessing the commercial paper markets in January 2015.

At September 30, 2015, Dominion Gas’ share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion and Virginia Power were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000	$382	$—
Joint revolving credit facility(1)	500	—	—

Total	$1,500	$382	$—

(1)	A maximum of a combined $1.5 billion of the facilities is available to Dominion Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion and Virginia Power. Sub-limits for Dominion Gas are set within the facility limit but can be changed at the option of the Companies multiple times per year. At September 30, 2015, the sub-limit for Dominion Gas was an aggregate $500 million. If Dominion Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. These credit facilities mature in April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Long-term Debt

In May 2015, Virginia Power issued $350 million of 3.10% senior notes and $350 million of 4.20% senior notes that mature in 2025, and 2045, respectively.

In June 2015, Dominion issued $500 million of 1.90% senior notes that mature in 2018.

At the option of holders, $510 million of Dominion’s 5.25% senior notes due 2033 were subject to redemption at 100% of the principal amount plus accrued interest in August 2015. As a result, at December 31, 2014, the notes were included in securities due within one year in Dominion’s Consolidated Balance Sheets. The option to redeem the notes expired in June 2015. As of September 30, 2015, the notes were included in long-term debt in Dominion’s Consolidated Balance Sheets.

In August 2015, Virginia Power remarketed five series of tax-exempt bonds, with an aggregate outstanding principal of $412 million to new investors. Two of the bonds will bear interest at a coupon rate of 1.75% for the first four years after which they will bear interest at a market rate to be determined at that time. Three of the bonds will bear interest at a coupon rate of 2.15% for the first five years after which they will bear interest at a market rate to be determined at that time. Previously, interest on all of the remarketed bonds was variable and reset monthly. This remarketing was accounted for as a debt extinguishment with the previous investors.

In September 2015, Dominion issued $650 million of 3.90% senior notes that mature in 2025.

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

In December 2014, Dominion filed an SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. Also in December 2014, Dominion entered into four separate sales agency agreements to effect sales under the program and pursuant to which it may offer from time to time up to $500 million aggregate amount of its common stock. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the NYSE at market prices or in such other transactions as are agreed upon by Dominion and the sales agents and in conformance with applicable securities laws. During the first quarter of 2015, Dominion provided sales instructions to the sales agents and issued 2.9 million shares through at-the-market issuances and received cash proceeds of approximately $219 million, net of fees and commissions paid of approximately $2 million. During the second quarter of 2015, Dominion provided sales instructions to the sales agents and issued 1.1 million shares through at-the-market issuances and received cash proceeds of approximately $78 million, net of fees and commissions paid of approximately $1 million. Following these issuances, Dominion has the ability to issue up to approximately $200 million of stock under the 2014 sales agency agreements. However, Dominion completed its 2015 planned market issuances of equity in May 2015 with the issuance of 2.8 million shares and receipt of proceeds of approximately $202 million through a registered underwritten public offering. Dominion has no current plans to issue to the market any additional shares of its common stock or other equity-linked securities in 2015.

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

In December 2011, the EPA issued MATS for coal- and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance was required by April 16, 2015, with certain limited exceptions. However, in June 2014, the VDEQ granted a one-year MATS compliance extension for two coal-fired units at Yorktown to defer planned retirements and allow for continued operation of the units to address reliability concerns while necessary electric transmission upgrades are being completed. These coal units will need to continue operating until at least April 2017 due to delays in transmission upgrades needed to maintain electric reliability, which based on assumptions about the timing for required agency actions and construction schedules are expected to be completed by no earlier than the second quarter of 2017. Therefore, in October 2015 Virginia Power submitted a request to the EPA for an additional one year compliance extension under an EPA Administrative Order.

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

In October 2015, the EPA issued a final rule tightening the ozone standard from 75 ppb to 70 ppb. The EPA is expected to complete attainment designations for a new standard by December 2017 and states will have until 2020 or 2021 to develop plans to address the new standard. Until the states have developed implementation plans, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. However, if significant expenditures are required to implement additional controls, it could adversely affect the Companies’ results of operations and cash flows.

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

In August 2012, the EPA issued the first NSPS impacting the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers, and compressors in the upstream sector. In September 2015, the EPA issued a proposed NSPS to regulate methane and VOC emissions from transmission and storage, gathering and boosting, production and processing facilities. All projects which commence construction after September 2015 will be required to comply with this regulation. Dominion is evaluating the proposed regulation and cannot currently estimate the potential impacts on results of operations, financial condition and/or cash flows related to this matter.

In January 2015, as part of its Climate Action Plan, the EPA announced plans to reduce methane emissions from the oil and gas sector including natural gas processing and transmission sources. In July 2015, the EPA announced the next generation of its voluntary Natural Gas STAR program, the Natural Gas STAR Methane Challenge Program. The proposed program covers the entire natural gas sector from production to distribution, with more emphasis on transparency and increased reporting for both annual emissions and reductions achieved through implementation measures. Dominion is evaluating the proposed program and cannot currently estimate the potential impacts on results of operations, financial condition and/or cash flows related to this matter.

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

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule establishes updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. Dominion has seven facilities that may be subject to additional wastewater treatment requirements associated with the final rule. The expenditures to comply with these new requirements are expected to be material.

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

Climate Change Legislation and Regulation

In October 2013, the U.S. Supreme Court granted petitions filed by several industry groups, states, and the U.S. Chamber of Commerce seeking review of the D.C. Circuit Court’s June 2012 decision upholding the EPA’s regulation of GHG emissions from stationary sources under the CAA’s permitting programs. In June 2014, the U.S. Supreme Court ruled that the EPA lacked the authority under the CAA to require PSD or Title V permits for stationary sources based solely on GHG emissions. However, the Court upheld the EPA’s ability to require BACT for GHG for sources that are otherwise subject to PSD or Title V permitting for conventional pollutants. In July 2014, the EPA issued a memorandum specifying that it will no longer apply or enforce federal regulations or EPA-approved PSD state implementation plan provisions that require new and modified stationary sources to obtain a PSD permit when GHGs are the only pollutant that would be emitted at levels that exceed the permitting thresholds. In August 2015, the EPA published a final rule rescinding the requirement for all new and modified major sources to obtain permits based solely on their GHG emissions. In addition, the EPA stated that it will continue to use the existing thresholds to apply to sources that are otherwise subject to PSD for conventional pollutants until it completes a new rulemaking either justifying and upholding those thresholds or setting new ones. Some states have issued interim guidance that follows the EPA guidance. Due to uncertainty regarding what additional actions states may take to amend their existing regulations and what action the EPA ultimately takes to address the court ruling under a new rulemaking, the Companies cannot predict the impact to their financial statements at this time.

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

Appalachian Gateway

Following the completion of the Appalachian Gateway Project in 2012, DTI received multiple change order requests and other claims for additional payments from a pipeline contractor for the project. In July 2013, DTI filed a complaint in U.S. District Court for the Eastern District of Virginia for breach of contract as well as accounting and declaratory relief. The contractor filed a motion to dismiss, or in the alternative, a motion to transfer venue to Pennsylvania and/or West Virginia, where the pipelines were constructed. DTI filed an opposition to the contractor’s motion in August 2013. In November 2013, the court granted the contractor’s motion on the basis that DTI must first comply with the dispute resolution process. In July 2015, the contractor filed a complaint against DTI in U.S. District Court for the Western District of Pennsylvania. In August 2015, DTI filed a motion to dismiss, or in the alternative, a motion to transfer venue to Virginia. This case is pending. DTI has accrued a liability of approximately $6 million for this matter. Dominion Gas cannot currently estimate additional financial statement impacts, but there could be a material impact to its financial condition and/or cash flows.

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

In April 2015, the EPA’s final rule regulating the management of CCRs stored in impoundments (ash ponds) and landfills was published in the Federal Register. The final rule regulates CCR landfills, existing ash ponds that still receive and manage CCRs, and inactive ash ponds that do not receive, but still store CCRs. Virginia Power currently operates inactive ash ponds, existing ash ponds, and CCR landfills subject to the final rule at eight different facilities. The enactment of the final rule in April 2015 created a legal obligation for Virginia Power to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action, and post-closure care activities as necessary. In the second quarter of 2015, Virginia Power recorded a $325 million ARO related to future ash pond and landfill closure costs. Recognition of the ARO also resulted in a $45 million incremental charge recorded in other operations and maintenance expense in its Consolidated Statement of Income, a $159 million increase in property, plant, and equipment associated with asset retirement costs, and a $121 million reduction in other noncurrent liabilities related to reversal of the contingent liability described above since the ARO obligation created by the final CCR rule represents similar activities. Dominion is in the process of obtaining the necessary permits to complete the work. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased obligation in the second quarter, due to compliance requirements that may be imposed by the various state regulators.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion

At September 30, 2015, Dominion had issued $74 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of September 30, 2015, Dominion’s exposure under these guarantees was $39 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At September 30, 2015, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	2,682	1,075
Nuclear obligations(4)	197	75
Cove Point(5)	1,910	—
Solar(6)	1,401	848
Other(7)	514	31

Total	$6,731	$2,056

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of September 30, 2015 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power, Dominion Gas and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone (in the event of a prolonged outage) and Kewaunee, respectively, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, in support of terminal services, transportation and construction. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million.
(6)	Includes guarantees to facilitate the development of solar projects including guarantees that do not have stated limits. Also includes guarantees entered into by DEI on behalf of certain subsidiaries to facilitate the acquisition and development of solar projects.
(7)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of September 30, 2015, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $55 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million. The value provided includes certain guarantees that do not have stated limits.

Additionally, at September 30, 2015, Dominion had purchased $91 million of surety bonds, including $31 million at Virginia Power and $23 million at Dominion Gas, and authorized the issuance of letters of credit by financial institutions of $57 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 17. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

At September 30, 2015, Dominion’s credit exposure related to energy marketing and price risk management activities totaled $195 million. Of this amount, investment grade counterparties, including those internally rated, represented 64%. No single counterparty, whether investment grade or non-investment grade, exceeded $35 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2015 and December 31, 2014, Dominion would have been required to post an additional $14 million and $20 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had not posted any collateral at September 30, 2015 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. Dominion had posted approximately $1 million in collateral at December 31, 2014 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of September 30, 2015 and December 31, 2014 was $32 million and $49 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Gas were not material as of September 30, 2015 and December 31, 2014. See Note 9 for further information about derivative instruments.

Dominion Gas

In the third quarter of 2015, DTI provided service to 244 customers with approximately 95% of its storage and transportation revenue being provided through firm services. The ten largest customers provided approximately 45% of total storage and transportation revenue and the thirty largest provided approximately 72% of total storage and transportation revenue. Approximately 98% of the transmission capacity under contract on DTI’s pipeline is subscribed with long-term contracts (two years or greater). The remaining 2% is contracted on a year-to-year basis. Less than 1% of firm transportation capacity is currently unsubscribed. More than 99% of DTI’s storage capacity is under long-term contracts with less than 1% currently unsubscribed.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risks associated with purchases of natural gas. As of September 30, 2015, Virginia Power’s derivative assets and liabilities with affiliates were $22 million and $4 million, respectively. As of December 31, 2014, Virginia Power’s derivative assets and liabilities with affiliates were not material. See Notes 7 and 9 for more information.

Virginia Power participates in certain Dominion benefit plans described in Note 19. In Virginia Power’s Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, amounts due to Dominion associated with these benefit plans included in other deferred credits and other liabilities were $292 million and $219 million, respectively, and amounts due from Dominion at September 30, 2015 and December 31, 2014 included in other deferred charges and other assets were $66 million and $37 million, respectively.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

Presented below are Virginia Power’s significant transactions with DRS and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Commodity purchases from affiliates	$123	$120	$469	$435
Services provided by affiliates(1)	96	106	313	320
Services provided to affiliates	5	5	15	16

(1)	Includes capitalized expenditures.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power had no short-term demand note borrowings from Dominion as of September 30, 2015. There were $427 million in short-term demand note borrowings from Dominion as of December 31, 2014. Virginia Power had no outstanding borrowings under the Dominion money pool for its nonregulated subsidiaries as of September 30, 2015 and December 31, 2014. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the three and nine months ended September 30, 2015 and 2014.

There were no issuances of Virginia Power’s common stock to Dominion for the three and nine months ended September 30, 2015 or 2014.

Dominion Gas

Transactions with Related Parties

Dominion Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Gas provides transportation and storage services to affiliates. Dominion Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of September 30, 2015 and December 31, 2014, all of Dominion Gas’ commodity derivatives were with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding sales of assets to an affiliate.

Dominion Gas participates in certain Dominion benefit plans as described in Note 19.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Dominion Gas. Dominion Gas provides certain services to related parties, including technical services. The costs of these services follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$3	$6	$7	$14
Sales of natural gas and transportation and storage services to affiliates	17	19	52	65
Services provided by related parties(1)	30	27	99	78
Services provided to related parties (2)	30	16	75	38

(1)	Includes capitalized expenditures.
(2)	Amounts primarily attributable to Atlantic Coast Pipeline.

The following table presents affiliated and related party activity reflected in Dominion Gas’ Consolidated Balance Sheets:

	September 30, 2015	December 31, 2014
(millions)
Other receivables (1)	$9	$17
Customer receivables from related parties	4	5
Imbalances receivable from affiliates(2)	1	3
Affiliated notes receivable(3)	13	9

(1)	Represents amounts due from Atlantic Coast Pipeline, a related party VIE.
(2)	Amounts are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.

Dominion Gas’ borrowings under the IRCA with Dominion totaled $198 million as of September 30, 2015 and $384 million as of December 31, 2014. Interest charges related to Dominion Gas’ total borrowings from Dominion were immaterial for the three and nine months ended September 30, 2015 and 2014.

Note 19. Employee Benefit Plans

Dominion

The components of Dominion’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
(millions)
Three Months Ended September 30,
Service cost	$32	$29	$10	$7
Interest cost	71	73	17	17
Expected return on plan assets	(132)	(126)	(29)	(28)
Amortization of prior service credit	—	—	(7)	(7)
Amortization of net actuarial loss	40	28	1	1
Settlements and curtailments	—	1	—	—

Net periodic benefit cost (credit)	$11	$5	$(8)	$(10)

Nine Months Ended September 30,
Service cost	$95	$86	$30	$23
Interest cost	215	218	50	50
Expected return on plan assets	(398)	(376)	(88)	(83)
Amortization of prior service cost (credit)	1	2	(20)	(21)
Amortization of net actuarial loss	120	84	4	2
Settlements and curtailments	—	1	—	—

Net periodic benefit cost (credit)	$33	$15	$(24)	$(29)

Employer Contributions

During the nine months ended September 30, 2015, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2015.

Dominion Gas

Dominion Gas participates in certain Dominion benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014. At September 30, 2015 and December 31, 2014, Dominion Gas’ amounts due from Dominion associated with the Dominion Pension Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $642 million and $614 million, respectively. At September 30, 2015 and December 31, 2014, Dominion Gas’ amounts due to Dominion associated with the Dominion Retiree Health and Welfare Plan and reflected in other deferred credits and other liabilities in the Consolidated Balance Sheets were $4 million and $7 million, respectively.

The components of Dominion Gas’ provision for net periodic benefit credit for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
(millions)
Three Months Ended September 30,
Service cost	$4	$3	$2	$1
Interest cost	7	7	3	4
Expected return on plan assets	(31)	(29)	(6)	(6)
Amortization of prior service cost	—	1	—	—
Amortization of net actuarial loss	5	5	1	—

Net periodic benefit credit	$(15)	$(13)	$—	$(1)

Nine Months Ended September 30,
Service cost	$11	$9	$5	$4
Interest cost	21	21	10	10
Expected return on plan assets	(94)	(86)	(18)	(17)
Amortization of prior service cost (credit)	—	1	—	(1)
Amortization of net actuarial loss	15	14	2	—

Net periodic benefit credit	$(47)	$(41)	$(1)	$(4)

Employer Contributions

During the nine months ended September 30, 2015, Dominion Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2015.

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

In the nine months ended September 30, 2015, Dominion reported an after-tax net expense of $82 million for specific items in the Corporate and Other segment, with $80 million of these net expenses attributable to its operating segments. In the nine months ended September 30, 2014, Dominion reported an after-tax net expense of $446 million for specific items in the Corporate and Other segment, with $435 million of these net expenses attributable to its operating segments.

The net expense for specific items in 2015 primarily related to the impact of the following items, all of which were attributable to Dominion Generation:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A $45 million ($28 million after-tax) charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015; and

•	A $17 million ($10 million after-tax) billing adjustment related to PJM; partially offset by

•	A $39 million ($25 million after-tax) net gain on investments held in nuclear decommissioning trust funds.

The net expense for specific items in 2014 primarily related to the impact of the following items:

•	$330 million ($219 million after-tax) of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, attributable to Dominion Generation;

•	A $319 million ($193 million after-tax) net loss related to the producer services business discussed above, attributable to Dominion Energy;

•	A $47 million ($33 million after-tax) net loss related to the electric retail energy marketing business discussed above, including a $147 million ($90 million after-tax) loss from normal operations, partially offset by a $100 million ($57 million after-tax) gain on sale, net of a $31 million write-off of goodwill, attributable to Dominion Generation; and

•	A $38 million ($23 million after-tax) one-time charge related to the implementation of a depreciation study retroactive to prior periods as ordered by the Virginia Commission, primarily attributable to Dominion Generation; partially offset by

•	A $53 million ($33 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation.

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended September 30, 2015
Total revenue from external customers	$539	$1,920	$335	$—	$177	$2,971
Intersegment revenue	4	12	195	128	(339)	—

Total operating revenue	543	1,932	530	128	(162)	2,971
Net income (loss) attributable to Dominion	125	391	152	(75)	—	593

Three Months Ended September 30, 2014
Total revenue from external customers	$480	$1,985	$380	$4	$201	$3,050
Intersegment revenue	4	11	223	140	(378)	—

Total operating revenue	484	1,996	603	144	(177)	3,050
Net income (loss) attributable to Dominion	119	326	144	(60)	—	529

Nine Months Ended September 30, 2015
Total revenue from external customers	$1,603	$5,742	$1,107	$(9)	$684	$9,127
Intersegment revenue	14	50	718	414	(1,196)	—

Total operating revenue	1,617	5,792	1,825	405	(512)	9,127
Net income (loss) attributable to Dominion	382	923	488	(251)	—	1,542

Nine Months Ended September 30, 2014
Total revenue from external customers	$1,425	$5,936	$1,171	$10	$951	$9,493
Intersegment revenue	13	48	964	422	(1,447)	—

Total operating revenue	1,438	5,984	2,135	432	(496)	9,493
Net income (loss) attributable to Dominion	366	794	482	(575)	—	1,067

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

In the nine months ended September 30, 2015, Virginia Power reported an after-tax net expense of $101 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. In the nine months ended September 30, 2014, Virginia Power reported an after-tax net expense of $235 million for specific items in the Corporate and Other segment, with $239 million of these net expenses attributable to its operating segments.

The net expense for specific items in 2015 primarily related to the impact of the following items, all of which were attributable to Dominion Generation:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A $45 million ($28 million after-tax) charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015; and

•	A $15 million ($9 million after-tax) billing adjustment related to PJM.

The net expense for specific items in 2014 primarily related to the impact of the following items:

•	$330 million ($219 million after-tax) of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, attributable to Dominion Generation; and

•	A $38 million ($23 million after-tax) one-time charge related to the implementation of a depreciation study retroactive to prior periods as ordered by the Virginia Commission, primarily attributable to Dominion Generation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2015
Operating revenue	$541	$1,523	$(6)	$2,058
Net income (loss)	125	273	(13)	385

Three Months Ended September 30, 2014
Operating revenue	$483	$1,570	$—	$2,053
Net income (loss)	120	248	(54)	314

Nine Months Ended September 30, 2015
Operating revenue	$1,610	$4,419	$(21)	$6,008
Net income (loss)	382	618	(100)	900

Nine Months Ended September 30, 2014
Operating revenue	$1,433	$4,332	$—	$5,765
Net income (loss)	371	570	(234)	707

Dominion Gas

The Corporate and Other Segment of Dominion Gas primarily includes specific items attributable to Dominion Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance and the effect of certain items recorded at Dominion Gas as a result of Dominion’s basis in the net assets contributed.

In the nine months ended September 30, 2015 and 2014, Dominion Gas reported no amounts for specific items in the Corporate and Other segment.

The following table presents segment information pertaining to Dominion Gas’ operations:

	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2015
Operating revenue	$365	$—	$365
Net income (loss)	113	(2)	111

Three Months Ended September 30, 2014
Operating revenue	$391	$—	$391
Net income (loss)	108	(1)	107

Nine Months Ended September 30, 2015
Operating revenue	$1,291	$—	$1,291
Net income (loss)	364	(7)	357

Nine Months Ended September 30, 2014
Operating revenue	$1,388	$—	$1,388
Net income (loss)	370	(6)	364

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2015 there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing and employee benefit plans.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2015	2014	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion	$593	$529	$64
Diluted EPS	1.00	0.90	0.10

Year-To-Date
Net income attributable to Dominion	$1,542	$1,067	$475
Diluted EPS	2.60	1.83	0.77

Overview

Third Quarter 2015 vs. 2014

Net income attributable to Dominion increased 12%, primarily due to a gain from an agreement to convey shale development rights underneath a natural gas storage field and the absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

Year-To-Date 2015 vs. 2014

Net income attributable to Dominion increased 45%, primarily due to the absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, the absence of losses related to the repositioning of Dominion’s producer services business, which was completed in the first quarter of 2014, and gains from agreements to convey shale development rights underneath natural gas storage fields.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Third Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Operating revenue	$2,971	$3,050	$(79)	$9,127	$9,493	$(366)
Electric fuel and other energy-related purchases	636	743	(107)	2,180	2,710	(530)
Purchased electric capacity	75	86	(11)	259	261	(2)
Purchased gas	85	209	(124)	446	1,073	(627)

Net revenue	2,175	2,012	163	6,242	5,449	793

Other operations and maintenance	564	614	(50)	1,875	1,972	(97)
Depreciation, depletion and amortization	355	354	1	1,037	970	67
Other taxes	133	123	10	432	424	8
Other income	11	69	(58)	127	166	(39)
Interest and related charges	230	231	(1)	674	695	(21)
Income tax expense	305	228	77	794	477	317

An analysis of Dominion’s results of operations follows:

Third Quarter 2015 vs. 2014

Net revenue increased 8%, primarily reflecting:

•	A $111 million increase from electric utility operations, primarily reflecting:

•	An increase in sales to retail customers, primarily due to an increase in cooling degree days ($68 million); and

•	An increase from rate adjustment clauses ($63 million); partially offset by

•	A decrease in sales to customers due to the effect of changes in customer usage and other factors ($41 million); and

•	A $34 million increase from merchant generation operations, primarily due to increased generation output reflecting the addition of solar assets ($21 million) and at certain other merchant generation facilities ($14 million).

Other operations and maintenance decreased 8%, primarily reflecting:

•	A $52 million gain from an agreement to convey shale development rights underneath a natural gas storage field; and

•	The absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities ($43 million).

These decreases were partially offset by:

•	A $26 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income; and

•	A $15 million net increase due to services performed for Atlantic Coast Pipeline and Blue Racer. These expenses are billed to these entities and do not significantly impact net income.

Other income decreased 84%, primarily due to lower realized gains (net of investment income) on nuclear decommissioning trust funds ($36 million), a decrease in earnings from rabbi trust investments ($7 million) and an increase in donations paid ($6 million).

Income tax expense increased 34%, primarily reflecting higher pre-tax income.

Year-To-Date 2015 vs. 2014

Net revenue increased 15%, primarily reflecting:

•	The absence of losses related to the repositioning of Dominion’s producer services business in the first quarter of 2014, reflecting the termination of natural gas trading and certain energy marketing activities ($319 million);

•	A $201 million increase from electric utility operations, primarily reflecting:

•	An increase from rate adjustment clauses ($213 million);

•	An increase in sales to retail customers, primarily due to an increase in cooling degree days ($103 million); partially offset by

•	An $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A decrease in PJM ancillary revenues ($39 million); and

•	A decrease in sales to customers due to the effect of changes in customer usage and other factors ($19 million);

•	The absence of losses related to the retail electric energy marketing business which was sold in the first quarter of 2014 ($129 million);

•	A $58 million increase from merchant generation operations, primarily due to increased generation output reflecting the absence of planned outages at certain merchant generation facilities ($74 million) and the addition of solar assets ($43 million), partially offset by lower realized prices ($57 million);

•	A $58 million increase from regulated natural gas distribution operations, primarily due to an increase in rate adjustment clause revenue related to low income assistance programs ($26 million), an increase in AMR and PIR program revenues ($19 million) and various expansion projects being placed into service ($19 million); and

•	A $42 million increase from regulated natural gas transmission operations, primarily reflecting:

•	A $55 million increase in gas transportation and storage activities, primarily due to the addition of DCG ($42 million), decreased fuel costs ($23 million) and various expansion projects being placed into service ($23 million), partially offset by decreased regulated gas sales ($35 million); and

•	A $40 million net increase primarily due to services performed for Atlantic Coast Pipeline and Blue Racer; partially offset by

•	A $41 million decrease in NGL activities, primarily due to decreased prices.

Other operations and maintenance decreased 5%, primarily reflecting:

•	The absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities ($325 million);

•	Gains from agreements to convey shale development rights underneath several natural gas storage fields ($123 million); and

•	A $66 million decrease in planned outage costs primarily due to a decrease in scheduled outage days at certain merchant generation facilities ($45 million) and non-nuclear utility generation facilities ($21 million).

These decreases were partially offset by:

•	The absence of a gain on the sale of Dominion’s electric retail energy marketing business in March 2014 ($100 million), net of a $31 million write-off of goodwill;

•	A $76 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income;

•	The absence of gains on the sale of assets to Blue Racer ($59 million);

•	A $45 million charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015;

•	A $40 million increase in utility nuclear refueling outage costs primarily due to the amortization of outage costs that were previously deferred pursuant to Virginia legislation enacted in April 2014;

•	A $39 million net increase due to services performed for Atlantic Coast Pipeline and Blue Racer. These expenses are billed to these entities and do not significantly impact net income;

•	A $26 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income; and

•	A $17 million increase due to the acquisition of DCG.

Other income decreased 23%, primarily due to lower realized gains (net of investment income) on nuclear decommissioning trust funds ($15 million), a decrease in earnings from rabbi trust investments ($9 million) and an increase in donations paid ($6 million).

Income tax expense increased 66%, primarily reflecting higher pre-tax income.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
	2015	2014	$ Change	2015	2014	$ Change
(millions, except EPS)
Third Quarter
DVP	$125	$119	$6	$0.21	$0.20	$0.01
Dominion Generation	391	326	65	0.66	0.56	0.10
Dominion Energy	152	144	8	0.26	0.25	0.01

Primary operating segments	668	589	79	1.13	1.01	0.12
Corporate and Other	(75)	(60)	(15)	(0.13)	(0.11)	(0.02)

Consolidated	$593	$529	$64	$1.00	$0.90	$0.10

Year-To-Date
DVP	$382	$366	$16	$0.64	$0.63	$0.01
Dominion Generation	923	794	129	1.56	1.36	0.20
Dominion Energy	488	482	6	0.82	0.82	—

Primary operating segments	1,793	1,642	151	3.02	2.81	0.21
Corporate and Other	(251)	(575)	324	(0.42)	(0.98)	0.56

Consolidated	$1,542	$1,067	$475	$2.60	$1.83	$0.77

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Third Quarter			Year-To-Date
	2015	2014	% Change	2015	2014	% Change
Electricity delivered (million MWh)	22.6	21.9	3%	65.6	63.6	3%
Degree days (electric distribution service area):
Cooling	1,174	1,058	11	1,819	1,587	15
Heating	—	2	(100)	2,578	2,548	1
Average electric distribution customer accounts (thousands)(1)	2,526	2,501	1	2,522	2,496	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Third Quarter 2015 vs. 2014 Increase (Decrease)		Year-To-Date 2015 vs. 2014 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$11	$0.02	$18	$0.03
Other	(7)	(0.01)	—	—
FERC transmission equity return	10	0.02	30	0.04
Depreciation and amortization	(1)	—	(6)	(0.01)
Other operations and maintenance expense	2	—	(12)	(0.02)
Other	(9)	(0.02)	(14)	(0.02)
Share dilution	—	—	—	(0.01)

Change in net income contribution	$6	$0.01	$16	$0.01

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Third Quarter			Year-To-Date
	2015	2014	% Change	2015	2014	% Change
Electricity supplied (million MWh):
Utility	22.9	22.1	4%	66.2	64.0	3%
Merchant	7.6	7.2	6	20.6	19.4	6
Degree days (electric utility service area):
Cooling	1,174	1,058	11	1,819	1,587	15
Heating	—	2	(100)	2,578	2,548	1
Average retail energy marketing customer accounts (thousands)(1)(2)	1,319	1,196	10	1,285	1,298	(1)

(1)	Period average.
(2)	2014 excludes 511 thousand average retail electric energy marketing customer accounts due to the sale of this business in March 2014.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Third Quarter 2015 vs. 2014 Increase (Decrease)		Year-To-Date 2015 vs. 2014 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Merchant generation margin	$19	$0.04	$39	$0.06
Regulated electric sales:
Weather	30	0.05	45	0.08
Other	(16)	(0.03)	(7)	(0.01)
PJM ancillary services	(1)	—	(15)	(0.02)
Rate adjustment clause equity return	1	—	22	0.04
Depreciation and amortization	(8)	(0.01)	(20)	(0.03)
Outage costs	1	—	15	0.02
Renewable energy investment tax credits(1)	36	0.06	67	0.11
Other	3	—	(17)	(0.03)
Share dilution	—	(0.01)	—	(0.02)

Change in net income contribution	$65	$0.10	$129	$0.20

(1)	Tax credit is reflected in Generation segment once project is placed into service.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Third Quarter			Year-To-Date
	2015	2014	% Change	2015	2014	% Change
Gas distribution throughput (bcf):
Sales	2	2	—%	21	23	(9)%
Transportation	89	56	59	341	242	41
Heating degree days (gas distribution service area)	48	126	(62)	4,191	4,242	(1)
Average gas distribution customer accounts (thousands)(1):
Sales	234	236	(1)	237	241	(2)
Transportation	1,050	1,044	1	1,060	1,054	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Third Quarter 2015 vs. 2014 Increase (Decrease)		Year-To-Date 2015 vs. 2014 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Blue Racer	$1	$—	$(36) (1)	$(0.06)
Assignment of shale development rights	28	0.05	70	0.12
Noncontrolling interest (2)	(3)	—	(9)	(0.01)
Depreciation and amortization	(3)	—	(11)	(0.02)
Gas distribution margin:
Weather	(1)	—	—	—
Rate adjustment clauses	4	—	13	0.02
Other	5	0.01	10	0.02
Other operations and maintenance	(13)	(0.02)	(13)	(0.02)
Other	(10)	(0.02)	(18)	(0.03)
Share dilution	—	(0.01)	—	(0.02)

Change in net income contribution	$8	$0.01	$6	$—

(1)	Primarily represents absence of a gain from the sale of the Northern System.
(2)	Represents the portion of earnings attributable to Dominion Midstream’s public unitholders.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(18)	$(33)	$15	$(80)	$(435)	$355
Specific items attributable to corporate operations	—	17	(17)	(2)	(11)	9

Total specific items	(18)	(16)	(2)	(82)	(446)	364
Other corporate operations:
Renewable energy investment tax credits	5	35	(30)	15	91	(76)
Other	(62)	(79)	17	(184)	(220)	36

Total other corporate operations	(57)	(44)	(13)	(169)	(129)	(40)

Total net expense	$(75)	$(60)	$(15)	$(251)	$(575)	$324
EPS impact	$(0.13)	$(0.11)	$(0.02)	$(0.42)	$(0.98)	$0.56

Total Specific Items

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments’ performance or in allocating resources among the segments. See Note 20 to the Consolidated Financial Statements in this report for discussion of these items in more detail.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Net income	$385	$314	$71	$900	$707	$193

Overview

Third Quarter 2015 vs. 2014

Net income increased 23%, primarily due to an increase in sales to retail customers, primarily due to an increase in cooling degree days, an increase from rate adjustment clauses, and the absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, partially offset by a decrease in sales to customers due to the effect of changes in customer usage and other factors.

Year-To-Date 2015 vs. 2014

Net income increased 27%, primarily due to the absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Operating revenue	$2,058	$2,053	$5	$6,008	$5,765	$243
Electric fuel and other energy-related purchases	554	649	(95)	1,861	1,817	44
Purchased electric capacity	75	86	(11)	259	261	(2)

Net revenue	1,429	1,318	111	3,888	3,687	201

Other operations and maintenance	375	401	(26)	1,216	1,375	(159)
Depreciation and amortization	244	260	(16)	713	695	18
Other taxes	69	63	6	212	205	7
Other income	13	24	(11)	49	60	(11)
Interest and related charges	116	101	15	332	311	21
Income tax expense	253	203	50	564	454	110

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2015 vs. 2014

Net revenue increased 8%, primarily reflecting an increase in sales to retail customers, primarily due to an increase in cooling degree days ($68 million) and an increase from rate adjustment clauses ($63 million), partially offset by a decrease in sales to customers due to the effect of changes in customer usage and other factors ($41 million).

Other operations and maintenance decreased 6%, primarily reflecting the absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities ($43 million), partially offset by a $26 million increase in certain electric transmission-related expenditures, which are primarily recovered through state and FERC rates and do not impact net income.

Other income decreased 46%, primarily reflecting a decrease in the equity component of AFUDC ($5 million), a decrease in amounts collectible from customers for taxes in connection with contributions in aid of construction ($3 million) and lower realized gains (net of investment income) on nuclear decommissioning trust funds ($2 million).

Interest and related charges increased 15%, primarily reflecting higher long-term debt interest expense resulting from debt issuances in October 2014 and May 2015.

Income tax expense increased 25%, primarily reflecting higher pre-tax income.

Year-To-Date 2015 vs. 2014

Net revenue increased 5%, primarily reflecting:

•	An increase from rate adjustment clauses ($213 million);

•	An increase in sales to retail customers, primarily due to an increase in cooling degree days ($103 million); partially offset by

•	An $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A decrease in PJM ancillary revenues ($39 million); and

•	A decrease in sales to customers due to the effect of changes in customer usage and other factors ($19 million).

Other operations and maintenance decreased 12%, primarily reflecting:

•	The absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities ($325 million); and

•	A $21 million decrease in planned outage costs primarily due to a decrease in scheduled outage days at certain non-nuclear utility generation facilities.

These decreases were partially offset by:

•	A $76 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income;

•	A $45 million charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015; and

•	A $40 million increase in utility nuclear refueling outage costs primarily due to the amortization of outage costs that were previously deferred pursuant to Virginia legislation enacted in April 2014.

Other income decreased 18%, primarily reflecting a decrease in amounts collectible from customers for taxes in connection with contributions in aid of construction ($5 million) and a decrease in the equity component of AFUDC ($3 million).

Income tax expense increased 24%, primarily reflecting higher pre-tax income.

Dominion Gas

Results of Operations

Presented below is a summary of Dominion Gas’ consolidated results:

	Third Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Net income	$111	$107	$4	$357	$364	$(7)

Overview

Third Quarter 2015 vs. 2014

Net income increased 4%, primarily due to a gain from an agreement to convey shale development rights underneath a natural gas storage field, partially offset by the absence of gains on the sale of assets and higher interest expense.

Year-To-Date 2015 vs. 2014

Net income decreased 2%, primarily due to the absence of gains on the sale of assets to Blue Racer, a decrease in income from NGL activities and higher interest expense, partially offset by increased gains from agreements to convey shale development rights underneath several natural gas storage fields.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Gas’ results of operations:

	Third Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Operating revenue	$365	$391	$(26)	$1,291	$1,388	$(97)
Purchased gas	8	34	(26)	103	247	(144)
Other energy-related purchases	4	8	(4)	17	29	(12)

Net revenue	353	349	4	1,171	1,112	59

Other operations and maintenance	63	91	(28)	261	253	8
Depreciation and amortization	53	50	3	157	146	11
Other taxes	35	31	4	127	117	10
Other income	4	5	(1)	17	18	(1)
Interest and related charges	18	7	11	53	19	34
Income tax expense	77	68	9	233	231	2

An analysis of Dominion Gas’ results of operations follows:

Third Quarter 2015 vs. 2014

Net revenue increased 1%, primarily reflecting:

•	An $8 million increase from regulated natural gas distribution operations, primarily due to an increase in off-system sales ($7 million) and an increase in AMR and PIR program revenues ($5 million), partially offset by a decrease in rate adjustment clause revenue related to low income assistance programs ($3 million); partially offset by

•	A $4 million decrease from regulated natural gas transmission operations, primarily reflecting:

•	A $15 million decrease in NGL activities, primarily due to decreased prices; and

•	Decreased regulated gas sales ($3 million); partially offset by

•	A $16 million net increase primarily due to services performed for Atlantic Coast Pipeline and Blue Racer.

Other operations and maintenance decreased 31%, primarily reflecting:

•	A $52 million gain from an agreement to convey shale development rights underneath a natural gas storage field; partially offset by

•	A $16 million net increase due to services performed for Atlantic Coast Pipeline and Blue Racer. These expenses are billed to these entities and do not significantly impact net income; and

•	The absence of gains on the sale of assets ($11 million).

Other taxes increased 13%, primarily due to increased investment resulting in higher property taxes.

Interest and related charges increased $11 million, primarily due to higher long-term debt interest expense resulting from debt issuances in December 2014.

Income tax expense increased 13%, primarily reflecting higher pre-tax income.

Year-To-Date 2015 vs. 2014

Net revenue increased 5%, primarily reflecting:

•	A $58 million increase from regulated natural gas distribution operations, primarily due to an increase in rate adjustment clause revenue related to low income assistance programs ($26 million), an increase in AMR and PIR program revenues ($19 million) and various expansion projects being placed into service ($19 million); and

•	A $1 million increase from regulated natural gas transmission operations, primarily reflecting:

•	A $13 million increase in gas transportation and storage activities, primarily due to decreased fuel costs ($23 million) and various expansion projects being placed into service ($23 million), partially offset by decreased regulated gas sales ($35 million); and

•	A $40 million net increase primarily due to services performed for Atlantic Coast Pipeline and Blue Racer; partially offset by

•	A $41 million decrease in NGL activities, primarily due to decreased prices.

Other operations and maintenance increased 3%, primarily reflecting:

•	A $40 million net increase due to services performed for Atlantic Coast Pipeline and Blue Racer. These expenses are billed to these entities and do not significantly impact net income;

•	A $26 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income; and

•	The absence of gains on the sale of assets to Blue Racer ($59 million); partially offset by

•	Gains from agreements to convey shale development rights underneath several natural gas storage fields ($123 million).

Interest and related charges increased $34 million, primarily due to higher long-term debt interest expense resulting from debt issuances in December 2014.

Liquidity and Capital Resources

Dominion depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

In September 2015, Dominion initiated a program to purchase from the market up to $50 million of common units representing limited partner interests in Dominion Midstream. The common units may be acquired by Dominion over the next 12 months at the discretion of management. During the third quarter of 2015, Dominion purchased approximately 77,000 common units for approximately $2 million. In October 2015, Dominion purchased approximately 478,000 additional common units for approximately $13 million.

At September 30, 2015, Dominion had $1.9 billion of unused capacity under its credit facilities.

A summary of Dominion’s cash flows is presented below:

	2015	2014
(millions)
Cash and cash equivalents at January 1	$318	$316
Cash flows provided by (used in):
Operating activities	3,453	2,410
Investing activities	(4,350)	(3,533)
Financing activities	817	1,025

Net decrease in cash and cash equivalents	(80)	(98)

Cash and cash equivalents at September 30	$238	$218

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased $1.0 billion, primarily due to the absence of losses related to the repositioning of Dominion’s producer services business in 2014, higher deferred fuel cost recoveries in its Virginia jurisdiction, higher revenue from rate adjustment clauses, lower net margin collateral requirements, the impact from more favorable weather in 2015, and changes in other working capital items.

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

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of September 30, 2015 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$108	$47	$61
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated—investment grade(3)	17	—	17
Internally rated—non-investment grade(4)	69	—	69

Total	$195	$47	$148

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 29% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented less than 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 11% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 42% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased $817 million, primarily due to Dominion’s acquisition of DCG in 2015, the absence of proceeds from the sale of Dominion’s electric retail energy marketing business, and higher acquisitions of solar development projects in 2015.

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

In 2015, net cash provided by Dominion’s financing activities decreased $208 million, primarily reflecting lower net debt issuances, partially offset by the issuance of common stock through an at-the-market program.

See Note 15 to the Consolidated Financial Statements in this report for further information regarding Dominion’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, there is a discussion on the use of capital markets by Dominion as well as the impact of credit ratings on the accessibility and costs of using these markets. As of September 30, 2015, there have been no changes in Dominion’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, there is a discussion on the various covenants present in the enabling agreements underlying Dominion’s debt. As of September 30, 2015, there have been no material changes to debt covenants, nor any events of default under Dominion’s debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2015, there have been no material changes outside the ordinary course of business to Dominion’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Off-Balance Sheet Arrangements

As of September 30, 2015, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 and Future Issues and Other Matters in MD&A in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

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

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The new rule requires states to impose standards of performance limits for existing fossil fuel-fired electric generating units or equivalent statewide intensity-based or mass-based CO2 binding goals or limits. States are required to submit interim plans to the EPA by summer 2016 identifying how they will comply with the rule, with final plans due by September 2018. Dominion’s most recent integrated resources plan filed in July 2015 includes four alternative plans that represent plausible compliance strategies with the rule as proposed, and which include additional coal unit retirements and additional low or zero-carbon resources. However, until the state plans are developed and the EPA approves the plans, Dominion cannot predict the potential financial statement impacts but believes the potential expenditures to comply could be material.

Legal Matters

See Item 3. Legal Proceedings in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, Notes 12 and 15 to the Consolidated Financial Statements and Item 1. Legal Proceedings in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and Notes 12 and 16 to the Consolidated Financial Statements and Item 1. Legal Proceedings for the quarter ended June 30, 2015 and in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014 and Note 12 in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and in this report for additional information on various regulatory matters.

DTI Gathering and Processing Facilities

In October 2015, DTI filed an application with FERC seeking authority to abandon by sale its gathering and processing facilities to Dominion Gathering and Processing, Inc., a newly-formed wholly-owned subsidiary of Dominion Gas. Pending approval by FERC, these gathering and processing facilities with a carrying value of approximately $430 million are expected to be transferred in the first half of 2016.

Atlantic Coast Pipeline

In September 2014, Dominion, along with Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc., announced the formation of Atlantic Coast Pipeline and its intent to construct an approximately 550-mile natural gas pipeline running from West Virginia through Virginia to North Carolina, which has an expected cost of $4.5 billion to $5.0 billion, excluding financing costs. An application requesting FERC authorization to construct and operate the project facilities was filed in September 2015. The project is expected to be in service in the fourth quarter of 2018.

Supply Header Project

In September 2014, DTI announced its intent to construct and operate the Supply Header Project which is expected to cost approximately $500 million and provide 1,500,000 Dths per day of firm transportation service to various customers including the Atlantic Coast Pipeline. In September 2015, DTI filed its application requesting FERC authorization to construct and operate the project facilities. The project is expected to be in service in the fourth quarter of 2018.

West Virginia Regulation

In September 2015, Hope requested approval of PREP from the West Virginia Commission. In the application, Hope proposed a projected capital investment for 2016 of $24 million as part of a total five-year projected capital investment of $158 million.

Ohio Regulation

In October 2015, East Ohio requested approval from the Ohio Commission to defer the operation and maintenance costs associated with implementing a proposed PSMP. The costs are not expected to exceed $15 million per year.

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

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% change in commodity prices or interest rates.

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

A hypothetical 10% decrease in commodity prices of Dominion’s commodity-based financial derivative instruments would have resulted in an increase in fair value of approximately $68 million and $101 million as of September 30, 2015 and December 31, 2014, respectively. The decline in sensitivity is largely due to decreased commodity derivative activity and lower commodity prices.

A hypothetical 10% decrease in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s commodity-based financial derivatives as of September 30, 2015 or December 31, 2014.

A hypothetical 10% decrease in commodity prices of Dominion Gas’ commodity-based financial derivative instruments would have resulted in an increase in fair value of approximately $6 million and $2 million as of September 30, 2015 and December 31, 2014, respectively. The rise in sensitivity is largely due to increased commodity derivative activity.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2015 or December 31, 2014.

The Companies may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges.

As of September 30, 2015 Dominion, Virginia Power and Dominion Gas had $3.8 billion, $1.2 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $43 million, $30 million and $1 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at September 30, 2015. As of December 31, 2014, Dominion, Virginia Power and Dominion Gas had $4.1 billion, $1.5 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $46 million, $25 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2014.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $134 million for the nine months ended September 30, 2015 and 2014 and $176 million for the year ended December 31, 2014. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on these investments of $260 million for the nine months ended September 30, 2015, and a net increase in unrealized gains on these investments of $86 million and $172 million for the nine months ended September 30, 2014 and for the year ended December 31, 2014, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $67 million, $58 million and $77 million for the nine months ended September 30, 2015 and 2014 and for the year ended December 31, 2014, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on these investments of $123 million for the nine months ended September 30, 2015, and a net increase in unrealized gains on these investments of $47 million and $87 million for the nine months ended September 30, 2014 and for the year ended December 31, 2014, respectively.

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

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

•	Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

•	Notes 12 and 16 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

•	Notes 12 and 16 in this report, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/15-7/31/15	—	$—	—	19,629,059 shares/ $1.18 billion
8/1/15-8/31/15	495	71.70	—	19,629,059 shares/ $1.18 billion
9/1/15-9/30/15	1,228	67.81	—	19,629,059 shares/ $1.18 billion

Total	1,723	$68.93	—	19,629,059 shares/ $1.18 billion

(1)	In August and September 2015, 495 shares and 1,228 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion BOD in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion BOD was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 6, 2015 (Exhibit 3.1, Form 8-K filed May 6, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489).	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s, Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 3, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC.
Registrant

November 3, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY
Registrant

November 3, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer

DOMINION GAS HOLDINGS, LLC
Registrant

November 3, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 6, 2015 (Exhibit 3.1, Form 8-K filed May 6, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489).	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s, Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 3, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X