Form 10-K
period 2015-12-31
DOMINION RESOURCES INC /VA/; Dominion Gas Holdings, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2016-02-26
CIK 715957, 1603291, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrants as specified in their charters	I.R.S. Employer Identification Number
001-08489	DOMINION RESOURCES, INC.	54-1229715
000-55337	VIRGINIA ELECTRIC AND POWER COMPANY	54-0418825
001-37591	DOMINION GAS HOLDINGS, LLC	46-3639580
VIRGINIA (State or other jurisdiction of incorporation or organization)
	120 TREDEGAR STREET RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)
(804) 819-2000 (Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
DOMINION RESOURCES, INC.	Common Stock, no par value	New York Stock Exchange
	2013 Series A 6.125% Corporate Units	New York Stock Exchange
	2013 Series B 6% Corporate Units	New York Stock Exchange
	2014 Series A 6.375% Corporate Units	New York Stock Exchange
DOMINION GAS HOLDINGS, LLC	2014 Series C 4.6% Senior Notes	New York Stock Exchange

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

Dominion Resources, Inc.    ☒            Virginia Electric and Power Company    ☒            Dominion Gas Holdings, LLC    ☒

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

Dominion Resources, Inc.    Yes  ☐    No  ☒        Virginia Electric and Power Company    Yes  ☐    No  ☒        Dominion Gas Holdings, LLC    Yes  ☐    No  ☒

The aggregate market value of Dominion Resources, Inc. common stock held by non-affiliates of Dominion was approximately $39.6 billion based on the closing price of Dominion’s common stock as reported on the New York Stock Exchange as of the last day of Dominion’s most recently completed second fiscal quarter. Dominion is the sole holder of Virginia Electric and Power Company common stock. As of January 31, 2016, Dominion had 596,419,295 shares of common stock outstanding and Virginia Power had 274,723 shares of common stock outstanding. Dominion Resources, Inc. holds all of the membership interests of Dominion Gas Holdings, LLC.

DOCUMENT INCORPORATED BY REFERENCE.

Portions of Dominion’s 2016 Proxy Statement are incorporated by reference in Part III.

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

Dominion Resources, Inc., Virginia Electric and

Power Company and Dominion Gas Holdings, LLC

Glossary of Terms

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2013 Biennial Review Order	Order issued by the Virginia Commission in November 2013 concluding the 2011—2012 biennial review of Virginia Power’s base rates, terms and conditions
2013 Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013
2014 Equity Units	Dominion’s 2014 Series A Equity Units issued in July 2014
2015 Biennial Review Order	Order issued by the Virginia Commission in November 2015 concluding the 2013—2014 biennial review of Virginia Power’s base rates, terms and conditions
2016 Proxy Statement	Dominion 2016 Proxy Statement, File No. 001-08489
ABO	Accumulated benefit obligation
AFUDC	Allowance for funds used during construction
AGL	AGL Resources Inc.
Altavista	Altavista power station
AMI	Advanced Metering Infrastructure
AMR	Automated meter reading program deployed by East Ohio
AOCI	Accumulated other comprehensive income (loss)
AROs	Asset retirement obligations
ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA
ATEX line	Appalachia to Texas Express ethane line
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy, Piedmont and AGL
Atlantic Coast Pipeline Project

The approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which will be owned by Dominion, Duke Energy, Piedmont and AGL and constructed and operated by DTI

BACT	Best available control technology
bcf	Billion cubic feet
bcfe	Billion cubic feet equivalent
Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion and Caiman
BOEM	Bureau of Ocean Energy Management
BP	BP Wind Energy North America Inc.
Brayton Point	Brayton Point power station
BREDL	Blue Ridge Environmental Defense League
Bremo	Bremo power station
Brunswick County	A 1,358 MW combined cycle, natural gas-fired power station under construction in Brunswick County, Virginia
CAA	Clean Air Act
Caiman	Caiman Energy II, LLC
CAIR	Clean Air Interstate Rule
CAISO	California ISO
CAO	Chief Accounting Officer
CAP	IRS Compliance Assurance Process
CCR	Coal combustion residual
CEA	Commodity Exchange Act
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CGN Committee	Compensation, Governance and Nominating Committee of Dominion’s Board of Directors
Chesapeake	Chesapeake power station
Clean Power Plan

Regulations issued by the EPA in August 2015 for states to follow in developing plans to reduce CO2 emissions from existing fossil fuel-fired electric generating units, stayed by the U.S. Supreme Court in February 2016 pending resolution of court challenges by certain states

CNG	Consolidated Natural Gas Company
CNO	Chief Nuclear Officer
CO2	Carbon dioxide
COL	Combined Construction Permit and Operating License
Columbia to Eastover Project

Project to provide 15,800 Dths/day of firm transportation service from an existing interconnect with Southern Natural Gas Company, LLC in Aiken County, South Carolina and provide for a receipt point change of 2,200 Dths/day under an existing contract from an existing interconnect with Transco in Cherokee County, South Carolina for a total 18,000 Dths/day, to a new delivery point for the International Paper Company at its pulp and paper mill known as the Eastover Plant in Richland County, South Carolina

Companies	Dominion, Virginia Power and Dominion Gas, collectively

Abbreviation or Acronym	Definition
COO	Chief Operating Officer
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Corporate Unit	A stock purchase contract and 1/20 interest in a RSN issued by Dominion
Cove Point	Dominion Cove Point LNG, LP
Cove Point Holdings	Cove Point GP Holding Company, LLC
CPCN	Certificate of Public Convenience and Necessity
CSAPR	Cross State Air Pollution Rule
CWA	Clean Water Act
D.C.	District of Columbia
DCG	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)
DEI	Dominion Energy, Inc.
DESRI	D.E. Shaw Renewable Investments, LLC, a limited liability company owned by certain affiliates of the D.E. Shaw group, Madison Dearborn Capital Partners IV, L.P. and Northwestern University
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	Department of Energy
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
Dominion Midstream

The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC and DCG (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP and its consolidated subsidiaries

Dominion NGL Pipelines, LLC

The initial owner of the 58-mile G-150 pipeline project, which is designed to transport approximately 27,000 barrels per day of NGLs from Natrium to an interconnect with the ATEX line of Enterprise near Follansbee, West Virginia

DRS	Dominion Resources Services, Inc.
DSM	Demand-side management
Dth	Dekatherm
DTI	Dominion Transmission, Inc.
Duke Energy	Duke Energy Corporation
DVP	Dominion Virginia Power operating segment
E&P	Exploration & production
EA	Environmental assessment
East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio
Edgemoor Project

Project to provide 45,000 Dths/day of firm transportation service from an existing interconnect with Transco in Cherokee County, South Carolina to customers in Calhoun and Lexington counties, South Carolina

EGWP	Employer Group Waiver Plan
Elwood	Elwood power station
Enterprise	Enterprise Product Partners, L.P.
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPC	Engineering, procurement and construction
EPS	Earnings per share
ERISA	The Employee Retirement Income Security Act of 1974
ERM	Enterprise Risk Management
ERO	Electric Reliability Organization
Excess Tax Benefits	Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
Fairless	Fairless power station
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Ltd.
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion and Four Brothers Holdings, LLC, a wholly-owned subsidiary of SunEdison
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility joint venture with BP in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
GHG	Greenhouse gas

Abbreviation or Acronym	Definition
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion and Granite Mountain Renewables, LLC, a wholly-owned subsidiary of SunEdison
Green Mountain	Green Mountain Power Corporation
Greensville County	An approximately 1,588 MW proposed natural gas-fired combined-cycle power station in Greensville County, Virginia
Hastings	A natural gas processing and fractionation facility located near Pine Grove, West Virginia
HATFA of 2014	Highway and Transportation Funding Act of 2014
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Hope	Hope Gas, Inc., doing business as Dominion Hope
Illinois Gas Contracts	A Dominion Retail, Inc. natural gas book of business consisting of residential and commercial customers in Illinois
INPO	Institute of Nuclear Power Operations
IRCA	Intercompany revolving credit agreement
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion and Iron Springs Renewables, LLC, a wholly-owned subsidiary of SunEdison
Iroquois	Iroquois Gas Transmission System, L.P.
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
June 2006 hybrids	2006 Series A Enhanced Junior Subordinated Notes due 2066
June 2009 hybrids	2009 Series A Enhanced Junior Subordinated Notes due 2064, subject to extensions no later than 2079
Juniper	Juniper Capital L.P.
Kewaunee	Kewaunee nuclear power station
Keys Energy Project

Project to provide 107,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Keys Energy Center, LLC’s power generating facility in Prince George’s County, Maryland

Kincaid	Kincaid power station
kV	Kilovolt
Liability Management Exercise	Dominion exercise in 2014 to redeem certain debt and preferred securities
LIBOR	London Interbank Offered Rate
LIFO	Last-in-first-out inventory method
Line TPL-2A	An approximately 11-mile, 30-inch gathering pipeline extending from Tuscarawas County, Ohio to Harrison County, Ohio
Line TL-388	A 37-mile, 24-inch gathering pipeline extending from Texas Eastern, LP in Noble County, Ohio to its terminus at Dominion’s Gilmore Station in Tuscarawas County, Ohio
Line TL-404	An approximately 26-mile, 24- and 30- inch gas gathering pipeline that extends from Wetzel County, West Virginia to Monroe County, Ohio
Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point
LNG	Liquefied natural gas
LTIP	Long-term incentive program
MAP 21 Act	Moving Ahead for Progress in the 21st Century Act
Maryland Commission	Maryland Public Service Commission
Massachusetts Municipal	Massachusetts Municipal Wholesale Electric Company
MATS	Utility Mercury and Air Toxics Standard Rule
mcf	thousand cubic feet
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medicare Act	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
Medicare Part D	Prescription drug benefit introduced in the Medicare Act
MGD	Million gallons a day
Millstone	Millstone nuclear power station
MISO	Midwest Independent Transmission System Operators, Inc.
MLP	Master limited partnership, also known as publicly traded partnership
Moody’s	Moody’s Investors Service
Morgans Corner	Morgans Corner Solar Energy, LLC
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
Natrium	A natural gas and fractionation facility located in Natrium, West Virginia, owned by Blue Racer
NAV	Net asset value
NedPower	NedPower Mount Storm LLC, a wind-turbine facility joint venture between Dominion and Shell in Grant County, West Virginia
NEIL	Nuclear Electric Insurance Limited

Abbreviation or Acronym	Definition
NERC	North American Electric Reliability Corporation
NG	Collectively, North East Transmission Co., Inc. and National Grid IGTS Corp.
NGLs	Natural gas liquids
NJNR	NJNR Pipeline Company
NO2	Nitrogen dioxide
North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
Northern System	Collection of approximately 131 miles of various diameter natural gas pipelines in Ohio
NOX	Nitrogen oxide
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
October 2014 hybrids	2014 Series A Enhanced Junior Subordinated Notes due 2054
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting new requirements for electric transmission planning, cost allocation and development
Philadelphia Utility Index	Philadelphia Stock Exchange Utility Index
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Payment Plan deployed by East Ohio
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
Possum Point	Possum Point power station
PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure to be deployed by Hope
PSMP	Pipeline Safety and Management Program to be deployed by East Ohio to ensure the continued safe and reliable operation of East Ohio’s system and compliance with pipeline safety laws
ppb	Parts-per-billion
PSD	Prevention of significant deterioration
Questar	The legal entity, Questar Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of Questar Corporation and its consolidated subsidiaries
Questar Combination	Agreement and plan of merger entered on January 31, 2016 between Dominion and Questar in which Questar will become a wholly-owned subsidiary of Dominion upon closing
RCC	Replacement Capital Covenant
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act, as amended in 2015

REIT	Real estate investment trust
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T1

A rate adjustment clause to recover the difference between revenues produced from transmission rates included in base rates, and the new total revenue requirement developed annually for the rate years effective September 1

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-1	A rate adjustment clause associated with the recovery of costs related to Remington solar facility
Rider US-2	A market-based rate adjustment clause associated with Woodland, Scott Solar and Whitehouse
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases
ROE	Return on equity
ROIC	Return on invested capital
RSN	Remarketable subordinated note
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
SAFSTOR

A method of nuclear decommissioning, as defined by the NRC, in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SAIDI	System Average Interruption Duration Index, metric used to measure electric service reliability
Scott Solar	An approximately 17 MW proposed utility-scale solar power station in Powhatan County, VA

Abbreviation or Acronym	Definition
SEC	Securities and Exchange Commission
SELC	Southern Environmental Law Center
September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066
Shell	Shell WindEnergy, Inc.
SO2	Sulfur dioxide
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

Surry	Surry nuclear power station
Terra Nova Renewable Partners	A partnership between SunEdison and institutional investors advised by J.P. Morgan Asset Management—Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively
TransCanada	The legal entity, TransCanada Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of TransCanada Corporation and its consolidated subsidiaries
TSR	Total shareholder return
U.S.	United States of America
UAO	Unilateral Administrative Order
UEX Rider	Uncollectible Expense Rider deployed by East Ohio
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

VOC	Volatile organic compounds
Warren County	A 1,342 MW combined-cycle, natural gas-fired power station in Warren County, Virginia
West Virginia Commission	Public Service Commission of West Virginia
Western System	Collection of approximately 212 miles of various diameter natural gas pipelines and three compressor stations in Ohio
Whitehouse	An approximately 20 MW proposed utility-scale solar power station in Louisa County, VA
Woodland	An approximately 19 MW proposed utility-scale solar power station in Isle of Wight County, VA
Yorktown	Yorktown power station

Part I

Item 1. Business

GENERAL

Dominion, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, is one of the nation’s largest producers and transporters of energy. Dominion’s strategy is to be a leading provider of electricity, natural gas and related services to customers primarily in the eastern region of the U.S. As of December 31, 2015, Dominion’s portfolio of assets includes approximately 24,300 MW of generating capacity, 6,500 miles of electric transmission lines, 57,300 miles of electric distribution lines, 12,200 miles of natural gas transmission, gathering and storage pipeline and 22,000 miles of gas distribution pipeline, exclusive of service lines. As of December 31, 2015, Dominion serves over 5 million utility and retail energy customers in 14 states and operates one of the nation’s largest underground natural gas storage systems, with approximately 933 bcf of storage capacity.

In March 2014, Dominion formed Dominion Midstream, an MLP designed to grow a portfolio of natural gas terminaling, processing, storage, transportation and related assets. In October 2014, Dominion Midstream launched its initial public offering and issued 20,125,000 common units (including 2,625,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests. Dominion has recently and may continue to investigate opportunities to acquire assets that meet its strategic objective for Dominion Midstream. At December 31, 2015, Dominion owns the general partner and 64.1% of the limited partner interests in Dominion Midstream, which owns a preferred equity interest and the general partner interest in Cove Point, DCG and a 25.93% noncontrolling partnership interest in Iroquois. Dominion Midstream is consolidated by Dominion, and is an SEC registrant. However, its Form 10-K is filed separately and is not combined herein.

Dominion is focused on expanding its investment in regulated electric generation, transmission and distribution and regulated natural gas transmission and distribution infrastructure. Dominion expects 80% to 90% of earnings from its primary operating segments to come from regulated and long-term contracted businesses.

Dominion continues to expand and improve its regulated and long-term contracted electric and natural gas businesses, in accordance with its existing five-year capital investment program. A major impetus for this program is to meet the anticipated increase in demand in its electric utility service territory. Other drivers for the capital investment program include the construction of infrastructure to handle the increase in natural gas production from the Marcellus and Utica Shale formations, to upgrade Dominion’s gas and electric transmission and distribution networks, and to meet environmental requirements and standards set by various regulatory bodies. Investments in utility solar generation are expected to be a focus in meeting such environmental requirements, particularly in Virginia. Blue Racer is investing in natural gas gathering and processing assets in Ohio and West Virginia, targeting primarily the Utica Shale formation. In September 2014, Dominion announced the formation of Atlantic Coast Pipeline. Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina, to increase natural gas supplies in the region.

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

Dominion Gas, a limited liability company formed in September 2013, is a wholly-owned subsidiary of Dominion and a holding company. It serves as the intermediate parent company for the majority of Dominion’s regulated natural gas operating subsidiaries, which conduct business activities through a regulated interstate natural gas transmission pipeline and underground storage system in the Northeast, mid-Atlantic and Midwest states, regulated gas transportation and distribution operations in Ohio, and gas gathering and processing activities primarily in West Virginia, Ohio and Pennsylvania. Dominion Gas’ principal wholly-owned subsidiaries are DTI, East Ohio and Dominion Iroquois. DTI is an interstate natural gas transmission pipeline company serving a broad mix of customers such as local gas distribution companies, marketers, interstate and intrastate pipelines, electric power generators and natural gas producers. The DTI system links to other major pipelines and markets in the mid-Atlantic, Northeast, and Midwest including Dominion’s Cove Point pipeline. DTI also operates one of the largest underground natural gas storage systems in the U.S. and is a producer and supplier of NGLs. East Ohio is a regulated natural gas distribution operation serving residential, commercial and industrial gas sales and transportation customers. Its service territory includes Cleveland, Akron, Canton, Youngstown and other eastern and western Ohio communities. Dominion Iroquois holds a 24.72% noncontrolling partnership interest in Iroquois, a FERC-regulated interstate natural gas pipeline in New York and Connecticut. All of Dominion Gas’ membership interests are owned by Dominion.

Amounts and information disclosed for Dominion are inclusive of Virginia Power and/or Dominion Gas, where applicable.

EMPLOYEES

At December 31, 2015, Dominion had approximately 14,700 full-time employees, of which approximately 5,300 employees are subject to collective bargaining agreements. At December 31, 2015, Virginia Power had approximately 6,800 full-time employees, of which approximately 3,100 employees are subject to collective bargaining agreements. At December 31, 2015, Dominion Gas had approximately 2,800 full-time employees, of which approximately 2,000 employees are subject to collective bargaining agreements.

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

PROPOSED ACQUISITION OF QUESTAR

Under the terms of the Questar Combination announced in February 2016, upon closing, Dominion has agreed to pay Questar’s shareholders approximately $4.4 billion in cash as well as assume Questar’s outstanding debt. Subject to receipt of Questar shareholder and any required regulatory approvals and meeting closing conditions, Dominion targets closing by the end of 2016. See Note 3 to the Consolidated Financial Statements and Liquidity and Capital Resources in Item 7. MD&A for additional information.

ACQUISITION OF WHOLLY-OWNED MERCHANT SOLAR PROJECTS

Throughout 2015, Dominion completed the acquisition of various wholly-owned merchant solar projects in California and Virginia for $381 million. The projects are expected to cost approximately $588 million to construct, including the initial acquisition cost, and are expected to generate approximately 182 MW.

Throughout 2014, Dominion completed the acquisition of various wholly-owned solar development projects in California for $200 million. The projects cost $578 million to construct, including the initial acquisition cost, and generate approximately 179 MW.

See Note 3 to the Consolidated Financial Statements for additional information.

ACQUISITION OF NON-WHOLLY-OWNED MERCHANT SOLAR PROJECTS

In 2015, Dominion acquired 50% of the units in Four Brothers and Three Cedars from SunEdison for $107 million. The projects are expected to cost approximately $1.2 billion to construct, including the initial acquisition cost. The facilities are expected to begin commercial operations in the third quarter of 2016, generating approximately 530 MW. See Note 3 to the Consolidated Financial Statements for additional information.

SALE OF INTEREST IN MERCHANT SOLAR PROJECTS

In September 2015, Dominion signed an agreement to sell a noncontrolling interest (consisting of 33% of the equity interests) in all of its then wholly-owned merchant solar projects, 24 solar projects totaling approximately 425 MW, to SunEdison for approximately $300 million. In December 2015, the sale of interest in 15 of the solar projects closed for $184 million with the sale of interest in the remaining projects completed in January 2016. See Note 3 to the Consolidated Financial Statements for additional information.

DOMINION MIDSTREAM ACQUISITION OF INTEREST IN IROQUOIS

In September 2015, Dominion Midstream acquired from NG and NJNR a 25.93% noncontrolling partnership interest in Iroquois. The investment was recorded at $216 million based on the value of Dominion Midstream’s common units at closing. The common units issued to NG and NJNR are reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. See Note 3 to the Consolidated Financial Statements for additional information.

ACQUISITION OF DCG

In January 2015, Dominion completed the acquisition of 100% of the equity interests of DCG from SCANA Corporation for $497 million in cash, as adjusted for working capital. In April 2015, Dominion contributed DCG to Dominion Midstream. See Note 3 to the Consolidated Financial Statements for additional information.

SALE OF ELECTRIC RETAIL ENERGY MARKETING BUSINESS

In March 2014, Dominion completed the sale of its electric retail energy marketing business. The proceeds were $187 million, net of transaction costs. The sale of the electric retail energy marketing business did not qualify for discontinued operations classification. See Note 3 to the Consolidated Financial Statements for additional information.

SALE OF PIPELINES AND PIPELINE SYSTEMS

In March 2014, Dominion Gas sold the Northern System to an affiliate that subsequently sold the Northern System to Blue Racer for consideration of $84 million. Dominion Gas’ consideration consisted of $17 million in cash proceeds and the extinguishment of affiliated current borrowings of $67 million and Dominion’s consideration consisted of cash proceeds of $84 million.

In September 2013, DTI sold Line TL-388 to Blue Racer for $75 million in cash proceeds.

In December 2012, East Ohio sold two pipeline systems to an affiliate for consideration of $248 million. East Ohio’s consideration consisted of $61 million in cash proceeds and the extinguishment of affiliated long-term debt of $187 million and Dominion’s consideration consisted of a 50% interest in Blue Racer and cash proceeds of $115 million.

See Note 9 to the Consolidated Financial Statements for additional information on sales of pipelines and pipeline systems.

ASSIGNMENTS OF SHALE DEVELOPMENT RIGHTS

In March 2015, Dominion Gas and a natural gas producer closed on an amendment to a December 2013 agreement, which included the immediate conveyance of approximately 9,000 acres of Marcellus Shale development rights and a two-year extension of the term of the original agreement. The conveyance of development rights resulted in the recognition of $43 million of previously deferred revenue. Also in March 2015, Dominion Gas conveyed to a natural gas producer approximately 11,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields and received proceeds of $27 million and an overriding royalty interest in gas produced from the acreage. In September 2015, Dominion Gas closed on an agreement with a natural gas producer to convey approximately 16,000 acres of Utica and Point Pleasant Shale development rights underneath one of its natural gas storage fields. The agreement provided for a payment to Dominion Gas, subject to customary adjustments, of $52 million and an overriding royalty interest in gas produced from the acreage.

In November 2014, Dominion Gas closed an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provides for payments to Dominion Gas, subject to customary adjustments, of approximately $120 million over a period of four years, and an overriding royalty interest in gas produced from the acreage.

In December 2013, Dominion Gas closed on agreements with two natural gas producers to convey over time approximately 100,000 acres of Marcellus Shale development rights underneath several natural gas storage fields. The agreements provide for payments to Dominion Gas, subject to customary adjustments, of approximately $200 million over a period of nine years, and overriding royalty interest in gas produced from that acreage.

See Note 10 to the Consolidated Financial Statements for additional information on these sales of Marcellus acreage.

SALE OF BRAYTON POINT, KINCAID AND EQUITY METHOD INVESTMENT IN ELWOOD

In August 2013, Dominion completed the sale of Brayton Point, Kincaid and its equity method investment in Elwood to Energy Capital Partners and received proceeds of $465 million, net of transaction costs. The historical results of Brayton Point’s and Kincaid’s operations are included in the Corporate and Other segment and presented in discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information.

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

A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion		Virginia Power	Dominion Gas
DVP	Regulated electric distribution	X		X
	Regulated electric transmission	X		X
Dominion Generation	Regulated electric fleet	X		X
	Merchant electric fleet	X
Dominion Energy	Gas transmission and storage	X	(1)		X
	Gas distribution and storage	X			X
	Gas gathering and processing	X			X
	LNG import and storage	X
	Nonregulated retail energy marketing(2)	X

(1)	Includes remaining producer services activities.
(2)	As a result of Dominion’s decision to realign its business units effective for 2015 year-end reporting, nonregulated retail energy marketing operations were moved from the Dominion Generation segment to the Dominion Energy segment. See Note 25 to the Consolidated Financial Statements for additional information.

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

DVP’s existing five-year investment plan includes spending approximately $7.7 billion from 2016 through 2020 to upgrade or add new transmission and distribution lines, substations and other facilities to meet growing electricity demand within its service territory and maintain reliability. The proposed electric delivery infrastructure projects are intended to address both continued customer growth and increases in electricity consumption by the typical consumer. In addition, data centers continue to contribute to anticipated demand growth.

Revenue provided by electric distribution operations is based primarily on rates established by state regulatory authorities and state law. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Operationally, electric distribution continues to focus on improving service levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 120 minutes at the end of 2015, up from the three-year average of 113 minutes, due to increased weather related outages. Virginia Power’s overall customer satisfaction, however, improved year over year when compared to its 2014 score in the South Large segment of J.D. Power and Associates’ rankings. In the future, safety, electric service reliability and customer service will remain key focus areas for electric distribution.

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

REGULATION

DVP Operating Segment—Dominion and Virginia Power

Virginia Power’s electric retail service, including the rates it may charge to jurisdictional customers, is subject to regulation by the Virginia and North Carolina Commissions. Virginia Power’s wholesale electric transmission rates, tariffs and terms of service are subject to regulation by FERC. Electric transmission siting authority remains the jurisdiction of the Virginia and North Carolina Commissions. However, EPACT provides FERC with certain backstop authority for transmission siting. See State Regulations and Federal Regulations in Regulation and Note 13 to the Consolidated Financial Statements for additional information, including a discussion of the February 2015 amendment to the Regulation Act and the 2015 Biennial Review Order.

PROPERTIES

DVP Operating Segment—Dominion and Virginia Power

Virginia Power has approximately 6,500 miles of electric transmission lines of 69 kV or more located in the states of North Carolina, Virginia and West Virginia. Portions of Virginia Power’s electric transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, any surplus capacity that may exist in these lines. While Virginia Power owns and maintains its electric transmission facilities, they are a part of PJM, which coordinates the planning, operation, emergency assistance and exchange of capacity and energy for such facilities.

As a part of PJM’s RTEP process, PJM authorized the following material reliability projects (including Virginia Power’s estimated cost):

•	Surry-to-Skiffes Creek-to-Whealton ($150 million);
•	Dooms-to-Lexington ($112 million);
•	Cunningham-to-Elmont ($106 million);
•	Landstown voltage regulation ($70 million);
•	Warrenton (including Remington CT-to-Warrenton, Vint Hill-to-Wheeler-to-Gainesville, and Vint Hill and Wheeler switching stations) ($105 million);

•	Carolina-to-Kerr Dam ($58 million);
•	Remington/Gordonsville/Pratts Area Improvement (including Remington-to-Gordonsville, and new Gordonsville substation transformer) ($104 million);
•	Kings Dominion-to-Fredericksburg ($51 million); and
•	Cunningham-to-Dooms ($110 million).

Over the next 5 years, Virginia Power plans to increase transmission substation physical security and to invest in a new system operations center. Virginia Power expects to invest $300 million-$400 million during that time to strengthen its electrical system to better protect critical equipment, enhance its spare equipment process and create multiple levels of security.

In addition, Virginia Power’s electric distribution network includes approximately 57,300 miles of distribution lines, exclusive of service level lines, in Virginia and North Carolina. The grants for most of its electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked.

Virginia legislation in 2014 provides for the recovery of costs, subject to approval by the Virginia Commission, for Virginia Power to move approximately 4,000 miles of electric distribution lines underground. The program, designed to reduce restoration outage time, has an annual investment cap of approximately $175 million and is expected to be implemented over the next decade. In December 2015, Virginia Power re-filed its application with the Virginia Commission seeking approval to place its most outage-prone overhead distribution lines underground as part of the initial phase of this program.

SOURCES OF ENERGY SUPPLY

DVP Operating Segment—Dominion and Virginia Power

DVP’s supply of electricity to serve Virginia Power customers is produced or procured by Dominion Generation. See Dominion Generation for additional information.

SEASONALITY

DVP Operating Segment—Dominion and Virginia Power

DVP’s earnings vary seasonally as a result of the impact of changes in temperature, the impact of storms and other catastrophic weather events, and the availability of alternative sources for heating on demand by residential and commercial customers. Generally, the demand for electricity peaks during the summer and winter months to meet cooling and heating needs. An increase in heating degree days for DVP’s electric utility-related operations does not produce the same increase in revenue as an increase in cooling degree days, due to seasonal pricing differentials and because alternative heating sources are more readily available.

Dominion Generation

The Dominion Generation Operating Segment of Virginia Power includes the generation operations of the Virginia Power regulated electric utility and its related energy supply operations. Virginia Power’s utility generation operations primarily serve the supply requirements for the DVP segment’s utility customers. The Dominion Generation Operating Segment of Dominion includes Virginia Power’s generation facilities and its related energy supply operations as well as the generation operations of Dominion’s merchant fleet and energy marketing and price risk management activities for these assets.

Dominion Generation’s existing five-year electric utility investment plan includes spending approximately $8.0 billion from 2016 through 2020 to construct new generation capacity to meet growing electricity demand within its utility service territory and to continue to replace coal-fired generating capacity with less carbon-intensive natural gas and solar. The most significant project currently under construction is Brunswick County, which is estimated to cost approximately $1.2 billion, excluding financing costs. See Properties and Environmental Strategy for additional information on this and other utility projects.

In addition, Dominion’s merchant fleet has acquired and developed numerous renewable generation projects, which include a fuel cell generation facility in Connecticut and solar generation facilities in California, Indiana, Georgia, Tennessee, Utah and Connecticut. The output of these facilities is sold under long-term power purchase agreements with terms generally ranging from 15 to 25 years. See Note 3 to the Consolidated Financial Statements for additional information regarding certain solar projects.

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

Dominion Generation Operating Segment—Dominion

Dominion Generation’s recently acquired and developed renewable generation projects are not subject to significant competition as the output from these facilities is primarily sold under long-term power purchase agreements with terms generally lasting between 15 and 25 years. Competition for the nonrenewable merchant fleet is impacted by electricity and fuel prices, new market entrants, construction by others of generating assets and transmission capacity, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors. These competitive factors may negatively impact the merchant fleet’s ability to profit from the sale of electricity and related products and services.

Unlike Dominion Generation’s regulated generation fleet, its nonrenewable merchant generation fleet is dependent on its ability to operate in a competitive environment and does not have a predetermined rate structure that provides for a rate of return on its capital investments. Dominion Generation’s nonrenewable merchant assets operate within functioning RTOs and primarily compete on the basis of price. Competitors include other generating assets bidding to operate within the RTOs. These RTOs have clearly identified market rules that ensure the competitive wholesale market is functioning properly. Dominion Generation’s nonrenewable merchant units compete in the wholesale market with other generators to sell a variety of products including energy, capacity and ancillary services. It is difficult to compare various types of generation given the wide range of fuels, fuel procurement strategies, efficiencies and operating characteristics of the fleet within any given RTO. However, Dominion applies its expertise in operations, dispatch and risk management to maximize the degree to which its nonrenewable merchant fleet is competitive compared to similar assets within the region.

REGULATION

Dominion Generation Operating Segment—Dominion and Virginia Power

Virginia Power’s utility generation fleet and Dominion’s merchant generation fleet are subject to regulation by FERC, the

NRC, the EPA, the DOE, the Army Corps of Engineers and other federal, state and local authorities. Virginia Power’s utility generation fleet is also subject to regulation by the Virginia Commission and the North Carolina Commission. See Regulation, Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 22 to the Consolidated Financial Statements for more information.

The Clean Power Plan and related proposed rules discussed represent a significant regulatory development affecting this segment. See Future Issues and Other Matters in Item 7. MD&A.

PROPERTIES

For a listing of Dominion’s and Virginia Power’s existing generation facilities, see Item 2. Properties.

Dominion Generation Operating Segment—Dominion and Virginia Power

The generation capacity of Virginia Power’s electric utility fleet totals approximately 20,000 MW. The generation mix is diversified and includes coal, nuclear, gas, oil, hydro, renewables and power purchase agreements. Virginia Power’s generation facilities are located in Virginia, West Virginia and North Carolina and serve load in Virginia and northeastern North Carolina.

Virginia Power is developing, financing and constructing new generation capacity to meet growing electricity demand within its service territory. Significant projects under construction or development are set forth below:

•

In August 2013, the Virginia Commission authorized the construction of Brunswick County, which is estimated to cost approximately $1.2 billion, excluding financing costs. Construction of the facility commenced in the third quarter of 2013 with commercial operations expected to begin in mid-2016. Brunswick County is expected to offset the expected reduction in capacity caused by the retirement of coal-fired units at Chesapeake in December 2014 and at Yorktown as early as 2017, primarily due to the cost of compliance with MATS.

•	Virginia Power has filed for approval to construct certain solar facilities in Virginia. See Note 13 to the Consolidated Financial Statements for more information.
•	Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna. See Note 13 to the Consolidated Financial Statements for more information on this project.
•

The BOEM auctioned approximately 113,000 acres of federal land off the Virginia coast as a single lease for construction of offshore wind turbines. Virginia Power was awarded the lease, effective November 1, 2013. The BOEM has several lease milestones with which Virginia Power must comply as conditions to being awarded the lease.

•

Virginia Power is also considering the development of a commercial offshore wind generation project through a federal land lease off the Virginia coast. Virginia Power and several partners are collaborating to develop a 12 MW offshore wind demonstration project, which is proposed to be located approximately 24 miles off the coast of Virginia. In May 2014, the DOE selected the Virginia Offshore Wind Technology Advancement project as one of three projects to receive up to $47 million of follow-on funding. This project may be operational as early as the end of 2018, pending regulatory approvals.

13

•

Subject to the receipt of certain regulatory approvals, Virginia Power plans to construct and operate Greensville County and related transmission interconnection facilities. If the project is approved, commercial operations are expected to commence in late 2018, at an estimated cost of approximately $1.3 billion, excluding financing costs.

Dominion Generation Operating Segment—Dominion

The generation capacity of Dominion’s merchant fleet totals approximately 4,300 MW. The generation mix is diversified and includes nuclear, natural gas and renewables. Merchant non-renewable generation facilities are located in Connecticut, Pennsylvania and Rhode Island, with a majority of that capacity concentrated in New England. Dominion’s merchant renewable generation facilities include a fuel cell generation facility in Connecticut, solar generation facilities in Indiana, Georgia, California, Tennessee, Utah and Connecticut, and wind generation facilities in Indiana and West Virginia. Additional solar projects under construction are as set forth below:

•

In June 2015, Dominion acquired 50% of the units in Four Brothers from SunEdison for $64 million of consideration. Four Brothers’ purpose is to develop and operate four solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $730 million to construct, including the initial acquisition cost. The facilities are expected to begin commercial operations in the third quarter of 2016, generating approximately 320 MW.

•

In September 2015, Dominion acquired 50% of the units in Three Cedars from SunEdison for $43 million of consideration. Three Cedars’ purpose is to develop and operate three solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $425 million to construct. The facilities are expected to begin commercial operations in the third quarter of 2016, generating approximately 210 MW.

•

In November 2015, Dominion acquired 100% of the equity interests of the Eastern Shore Solar project in Virginia from Community Energy, Inc. for $34 million. The project is expected to cost approximately $212 million once constructed, including the initial acquisition cost. The facility is expected to begin commercial operations in October 2016 and generate approximately 80 MW.

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

Fossil Fuel—Dominion Generation primarily utilizes natural gas and coal in its fossil fuel plants. All recent fossil fuel plant construction for Dominion Generation, with the exception of the Virginia City Hybrid Energy Center, involves natural gas generation.

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

Dominion Generation Operating Segment—Virginia Power

Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2015	2014	2013
Nuclear(1)	30%	33%	33%
Purchased power, net	15	19	21
Coal(2)	26	30	29
Natural gas	23	15	16
Other(3)	6	3	1
Total	100%	100%	100%

(1)	Excludes ODEC’s 11.6% ownership interest in North Anna.
(2)	Excludes ODEC’s 50.0% ownership interest in the Clover power station. The average cost of coal for 2015 Virginia in-system generation was $31.29 per MWh.
(3)	Includes oil, hydro, biomass and solar.

SEASONALITY

Dominion Generation Operating Segment—Dominion and Virginia Power

Sales of electricity for Dominion Generation typically vary seasonally as a result of the impact of changes in temperature and the availability of alternative sources for heating on demand by residential and commercial customers. See DVP-Seasonality above for additional considerations that also apply to Dominion Generation.

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

Virginia Power believes that the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover expected decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects the long-term investment horizon, since the units will not be decommissioned for decades, and a positive long-term outlook for trust fund investment returns. Virginia Power will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirements, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC.

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

Dominion Generation Operating Segment—Dominion

In addition to the four nuclear units discussed above, Dominion has two licensed, operating nuclear reactors at Millstone in Connecticut. A third Millstone unit ceased operations before Dominion acquired the power station. In May 2013, Dominion ceased operations at its single unit Kewaunee in Wisconsin and commenced decommissioning activities using the SAFSTOR methodology. The planned decommissioning completion date is 2073, which is within the NRC allowed 60-year window.

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

The estimated decommissioning costs and license expiration dates for the nuclear units owned by Dominion and Virginia Power are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2015 dollars)(1)	Funds in trusts at December 31, 2015	2015 contributions to trusts
(dollars in millions)
Surry
Unit 1	2032	$588	$551	$0.6
Unit 2	2033	608	543	0.6
North Anna
Unit 1(2)	2038	503	439	0.4
Unit 2(2)	2040	515	412	0.3
Total (Virginia Power)		2,214	1,945	1.9
Millstone
Unit 1(3)	N/A	369	444	—
Unit 2	2035	552	570	—
Unit 3(4)	2045	669	563	—
Kewaunee
Unit 1(5)	N/A	494	661	—
Total (Dominion)		$4,298	$4,183	$1.9

(1)	The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Dominion’s and Virginia Power’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Dominion’s and Virginia Power’s nuclear decommissioning AROs.
(2)	North Anna is jointly owned by Virginia Power (88.4%) and ODEC (11.6%). However, Virginia Power is responsible for 89.26% of the decommissioning obligation. Amounts reflect 89.26% of the decommissioning cost for both of North Anna’s units.
(3)	Unit 1 permanently ceased operations in 1998, before Dominion’s acquisition of Millstone.
(4)	Millstone Unit 3 is jointly owned by Dominion Nuclear Connecticut, with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain. Decommissioning cost is shown at Dominion’s ownership percentage. At December 31, 2015, the minority owners held $35 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.
(5)	Permanently ceased operations in 2013.

Also see Note 14 and Note 22 to the Consolidated Financial Statements for further information about AROs and nuclear decommissioning, respectively, and Note 9 for information about nuclear decommissioning trust investments.

Dominion Energy

The Dominion Energy Operating Segment of Dominion Gas includes the majority of Dominion’s regulated natural gas operations. DTI, the gas transmission pipeline and storage business, serves gas distribution businesses and other customers in the Northeast, mid-Atlantic and Midwest. Included in the transmission pipeline and storage business is gas gathering and processing activity, which includes the sale of extracted products at market rates. As discussed further under Properties and Investments, Dominion Gas has requested approval from FERC to transfer these gathering and processing assets from DTI to another wholly-owned subsidiary of Dominion Gas. East Ohio, the primary gas distribution business of Dominion, serves residential, commercial and industrial gas sales, transportation and gathering service customers. Dominion Iroquois holds a 24.72% noncontrolling partnership interest in

Iroquois, which provides service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end users, through interconnecting pipelines and exchanges primarily in New York.

Earnings for the Dominion Energy Operating Segment of Dominion Gas primarily result from rates established by FERC and the Ohio Commission. The profitability of this business is dependent on Dominion Gas’ ability, through the rates it is permitted to charge, to recover costs and earn a reasonable return on its capital investments. Variability in earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, which are dependent on weather, changes in commodity prices and the economy.

Approximately 96% of the transmission capacity under contract on DTI’s pipeline is subscribed with long-term contracts (two years or greater). The remaining 4% is contracted on a year-to-year basis. Less than 1% of firm transportation capacity is currently unsubscribed. Less than 1% of storage services are unsubscribed. All contracted storage is subscribed with long-term contracts.

Revenue from processing and fractionation operations largely results from the sale of commodities at market prices. For DTI’s processing plants, Dominion Gas receives the wet gas product from producers and may retain the extracted NGLs as compensation for its services. This exposes Dominion Gas to commodity price risk for the value of the spread between the NGL products and natural gas. In addition, Dominion Gas has volumetric risk as customers receiving these services are not required to deliver minimum quantities of gas.

East Ohio utilizes a straight-fixed-variable rate design for a majority of its customers. Under this rate design, East Ohio recovers a large portion of its fixed operating costs through a flat monthly charge accompanied by a reduced volumetric base delivery rate. Accordingly, East Ohio’s revenue is less impacted by weather-related fluctuations in natural gas consumption than under the traditional rate design.

In addition to the operations of Dominion Gas, the Dominion Energy Operating Segment of Dominion also includes LNG operations, Hope’s gas distribution operations in West Virginia, and nonregulated retail natural gas marketing, as well as Dominion’s investments in the Blue Racer joint venture, Atlantic Coast Pipeline and Dominion Midstream. See Properties and Investments below for additional information regarding the Atlantic Coast Pipeline investment. Dominion’s LNG operations involve the import and storage of LNG at Cove Point and the transportation of regasified LNG to the interstate pipeline grid and mid-Atlantic and Northeast markets. Dominion has received DOE and FERC approval to export LNG from Cove Point and has begun construction on a bi-directional facility, which will be able to import LNG and vaporize it as natural gas and liquefy natural gas and export it as LNG. See Note 22 to the Consolidated Financial Statements for more information.

In 2014, Dominion formed Dominion Midstream, an MLP initially consisting of a preferred equity interest in Cove Point. See General above for more information. Also see Acquisitions and Dispositions above and Note 3 to the Consolidated Financial Statements for a description of Dominion’s acquisition of DCG, which Dominion contributed to Dominion Midstream in April 2015, as well as Dominion Midstream’s acquisition of an additional partnership interest in Iroquois in September 2015.

Blue Racer concentrates on building and operating new gathering, processing, fractionation and NGL transportation assets as the development of the Utica Shale formation increases. Dominion has contributed or sold various assets to the joint venture. See Note 9 to the Consolidated Financial Statements for more information.

Dominion Energy’s existing five-year investment plan includes spending approximately $7.3 billion from 2016 through 2020 to upgrade existing infrastructure or add new pipelines to meet growing energy needs within its service territory and maintain reliability. Demand for natural gas is expected to continue to grow as the Clean Power Plan and other initiatives to transition to gas from more carbon-intensive fuels are implemented. This plan includes spending for the Atlantic Coast Pipeline Project and approximately $1.4 billion, exclusive of financing costs, for the Liquefaction Project.

In addition to the earnings drivers noted above for Dominion Gas, earnings for the Dominion Energy Operating Segment of Dominion primarily include the results of rates established by FERC and the West Virginia Commission. Additionally, Dominion Energy receives revenue from firm fee-based contractual arrangements, including negotiated rates, for certain LNG storage and regasification services. Hope’s gas distribution operations in West Virginia serve residential, commercial and industrial gas sales, transportation and gathering service customers. Revenue provided by Hope’s operations is based primarily on rates established by the West Virginia Commission. DCG’s revenues are primarily derived from reservation charges for firm transportation services as provided for in its FERC approved tariff. The profitability of these businesses is dependent on their ability, through the rates they are permitted to charge, to recover costs and earn a reasonable return on their capital investments. Variability in earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, which are dependent on weather, changes in commodity prices and the economy. The processing and fractionation operations within Dominion Energy’s Blue Racer joint venture are primarily managed under long-term fee-based contracts, which minimizes direct commodity price risk. However, commodity prices do impact customer demand for Blue Racer’s services.

Dominion’s retail energy marketing operations compete in nonregulated energy markets. In March 2014, Dominion completed the sale of its electric retail energy marketing business; however, it still participates in the retail natural gas and energy-related products and services businesses. The remaining customer base includes approximately 1.3 million customer accounts. Dominion has a heavy concentration of natural gas customers in markets where utilities have a long-standing commitment to customer choice, primarily in the states of Ohio and Pennsylvania.

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

In Ohio, there has been no legislation enacted to require supplier choice for natural gas distribution consumers. However, East Ohio has offered an Energy Choice program to residential and commercial customers since October 2000. East Ohio has since taken various steps approved by the Ohio Commission toward exiting the merchant function, including restructuring its commodity service and placing Energy Choice-eligible customers in a direct retail relationship with participating suppliers. Further, in April 2013, East Ohio fully exited the merchant function for its nonresidential customers, which are now required to choose a retail supplier or be assigned to one at a monthly variable rate set by the supplier. At December 31, 2015, approximately 1 million of East Ohio’s 1.2 million Ohio customers were participating in the Energy Choice program.

Dominion Energy Operating Segment—Dominion

For Hope, West Virginia does not allow customers to choose their provider in its retail natural gas markets at this time. See Regulation-State Regulations-Gas for additional information.

Cove Point’s gas transportation, LNG import and storage operations, as well as the Liquefaction Project’s capacity are contracted primarily under long-term fixed reservation fee agreements. However, in the future Cove Point may compete with other independent terminal operators as well as major oil and gas companies on the basis of terminal location, services provided and price. Competition from terminal operators primarily comes from refiners and distribution companies with marketing and trading arms.

DCG’s pipeline system generates a substantial portion of its revenue from long-term firm contracts for transportation services and is therefore insulated from competitive factors during the terms of the contracts. When these long-term contracts expire, DCG’s pipeline system faces competitive pressures from similar facilities that serve the South Carolina and southeastern Georgia area in terms of location, rates, terms of service, and flexibility and reliability of service.

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

Dominion Energy Operating Segment—Dominion

Cove Point’s and DCG’s operations are regulated primarily by FERC. Hope’s gas distribution operations, including the rates that it may charge customers, are regulated by the West Virginia Commission. See State Regulations and Federal Regulations in Regulation for more information.

PROPERTIES AND INVESTMENTS

For a description of Dominion’s and Dominion Gas’ existing facilities see Item 2. Properties.

Dominion Energy Operating Segment—Dominion and Dominion Gas

Dominion Gas has the following significant projects under construction or development to better serve customers or expand its service offerings within its service territory.

In July 2013, East Ohio signed long-term precedent agreements with two customers to move 320,000 Dths per day of processed gas from the outlet of new gas processing facilities in Ohio to interconnections with multiple interstate pipelines. The first phase of the Western Access project provides system enhancements to facilitate the movement of processed gas over East Ohio’s system. The initial phase of the project was completed in the fourth quarter of 2014 and cost approximately $85 million. During the second and third quarters of 2014, East Ohio executed long-term precedent agreements with customers for 450,000 Dths per day of service to new interconnects with interstate pipelines. This second phase of the Western Access project will expand the number of interstate pipelines to which East Ohio will deliver processed gas to four. East Ohio commenced service to the Western Access II project customers in January 2016 at a cost of approximately $130 million.

In September 2014, DTI announced its intent to construct and operate the Supply Header project which is expected to cost approximately $500 million and provide 1,500,000 Dths per day of firm transportation service to various customers. In October 2014, DTI requested authorization to use FERC’s pre-filing process. The application to request FERC authorization to construct and operate the project facilities was filed in September 2015, with the facilities expected to be in service in the fourth quarter of 2018. In December 2014, DTI entered into a precedent agreement with Atlantic Coast Pipeline for the Supply Header project.

In June 2014, DTI executed binding precedent agreements with two power generators for the Leidy South project. In November 2014, one of the power generators assigned a portion of its capacity to an affiliate, bringing the total number of project customers to three. The project is expected to cost approximately

$210 million and provide 155,000 Dths per day of firm transportation service from Clinton County, Pennsylvania to Loudoun County, Virginia. The application to request FERC authorization to construct and operate the project facilities was filed in May 2015. Service under the 20-year contracts is expected to commence in the fourth quarter of 2017.

During the second quarter of 2014, DTI executed a binding precedent agreement with a customer for the Monroe-to-Cornwell project. The project is expected to cost approximately $70 million and provide 205,000 Dths per day of firm transportation service from Monroe County, Ohio to an interconnect near Cornwell, West Virginia. In December 2015, DTI received FERC authorization to construct, operate and maintain the project facilities, which are expected to be in service in the fourth quarter of 2016. Construction is expected to commence in March 2016.

In the first quarter of 2014, DTI executed a binding precedent agreement for the Lebanon West II project. The project is expected to cost approximately $112 million and provide 130,000 Dths per day of firm transportation service from Butler County, Pennsylvania to an interconnect with Texas Gas Pipeline in Lebanon, Ohio. In November 2015, DTI received FERC authorization to construct, operate and maintain the project facilities, which are expected to be in service in the fourth quarter of 2016. Construction commenced in January 2016.

In September 2013, DTI executed binding precedent agreements with several local distribution company customers for the New Market project. The project is expected to cost approximately $159 million and provide 112,000 Dths per day of firm transportation service from Leidy, Pennsylvania to interconnects with Iroquois and Niagara Mohawk Power Corporation’s distribution system in the Albany, New York market. In June 2014, DTI filed an application to request FERC authorization to construct, operate and maintain the project facilities, which are expected to be in service in the fourth quarter of 2016.

In October 2013, DTI executed a binding precedent agreement with CNX Gas Company LLC for the Clarington project. The project is expected to cost approximately $78 million and provide 250,000 Dths per day of firm transportation service from central West Virginia to Clarington, Ohio. In August 2015, DTI received FERC authorization to construct, operate and maintain the project facilities. Construction commenced in December 2015. The project is expected to be placed into service in the fourth quarter of 2016.

In 2008, East Ohio began PIR, aimed at replacing approximately 4,100 miles of its pipeline system at a cost of $2.7 billion. In 2011, approval was obtained to include an additional 1,450 miles and to increase annual capital investment to meet the program goal. The program will replace approximately 25% of the pipeline system and is anticipated to take place over a total of 25 years.

In October 2015, DTI filed an application with FERC seeking authority to abandon by sale its gathering and processing facilities to Dominion Gathering and Processing, Inc., a newly-formed wholly-owned subsidiary of Dominion Gas. Pending approval by FERC, these gathering and processing facilities with a carrying value of approximately $430 million are expected to be transferred in 2016.

Dominion Energy Operating Segment—Dominion

Dominion has the following significant projects under construction or development.

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

In 2014, DCG executed binding precedent agreements with three customers for the Transco-to-Charleston project. The project is expected to cost approximately $120 million, and provide 80,000 Dths per day of firm transportation service from an existing interconnect with Transcontinental Gas Pipe Line Company, LLC in Spartanburg County, South Carolina to customers in Dillon, Marlboro, Sumter, Charleston, Lexington and Richland

counties, South Carolina. In July 2015, DCG requested authorization to utilize FERC’s pre-filing process. DCG expects to file the application to request FERC authorization to construct and operate the project facilities in the first quarter of 2016. The project is expected to be placed into service in the fourth quarter of 2017.

Dominion Energy Equity Method Investments—In September 2015, Dominion, through Dominion Midstream, acquired an additional 25.93% interest in Iroquois. Dominion Gas holds a 24.72% interest with TransCanada holding a 44.48% interest and TEN Transmission Company holding a 4.87% interest. Iroquois owns and operates a 416-mile FERC regulated interstate natural gas pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end users, through interconnecting pipelines and exchanges. Iroquois’ pipeline extends from the U.S.-Canadian border at Waddington, New York through the state of Connecticut to South Commack, Long Island, New York and continuing on from Northport, Long Island, New York through the Long Island Sound to Hunts Point, Bronx, New York. See Note 9 to the Consolidated Financial Statements for further information about Dominion’s equity method investment in Iroquois.

In September 2014, Dominion, along with Duke Energy, Piedmont and AGL, announced the formation of Atlantic Coast Pipeline. The members, which are subsidiaries of the above-referenced parent companies, hold the following membership interests: Dominion, 45%; Duke Energy, 40%; Piedmont, 10%; and AGL, 5%. In October 2015, Duke Energy entered into a merger agreement with Piedmont. The Atlantic Coast Pipeline partnership agreement includes provisions to allow Dominion an option to purchase additional ownership interest in Atlantic Coast Pipeline to maintain a leading ownership percentage. Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina, which has a total expected cost of $4.5 billion to $5.0 billion, excluding financing costs. In October 2014, Atlantic Coast Pipeline requested approval from FERC to utilize the pre-filing process under which environmental review for the natural gas pipeline project will commence. It filed its FERC application in September 2015 and expects to be in service in late 2018. The project is subject to FERC, state and other federal approvals. See Note 9 to the Consolidated Financial Statements for further information about Dominion’s equity method investment in Atlantic Coast Pipeline.

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

REGULATION

The Companies are subject to regulation by various federal, state and local authorities, including the Virginia Commission, North Carolina Commission, Ohio Commission, West Virginia Commission, Maryland Commission, SEC, FERC, EPA, DOE, NRC, Army Corps of Engineers, and the Department of Transportation.

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

The Regulation Act authorizes stand-alone rate adjustment clauses for recovery of costs for new generation projects, FERC-approved transmission costs, underground distribution lines, environmental compliance, conservation and energy efficiency programs and renewable energy programs, and also contains statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission. As amended, it provides for enhanced returns on capital expenditures on specific newly-proposed generation projects.

If the Virginia Commission’s future rate decisions, including actions relating to Virginia Power’s rate adjustment clause filings, differ materially from Virginia Power’s expectations, it may adversely affect its results of operations, financial condition and cash flows.

Regulation Act Legislation

In February 2015, the Virginia Governor signed legislation into law which will keep Virginia Power’s base rates unchanged until at least December 1, 2022. In addition, no biennial reviews will be conducted by the Virginia Commission for the five successive 12-month test periods beginning January 1, 2015, and ending December 31, 2019. The legislation states that Virginia Power’s 2015 biennial review, filed in March 2015, would proceed for the sole purpose of reviewing and determining whether any refunds are due to customers based on earnings performance for generation and distribution services during the 2013 and 2014 test periods. In addition the legislation requires the Virginia Commission to conduct proceedings in 2017 and 2019 to determine the utility’s ROE for use in connection with rate adjustment clauses and requires utilities to file integrated resource plans annually rather than biennially. However, in November 2015, the Virginia Commission ordered testimony, briefs and separate bifurcated hearing in Virginia Power’s currently pending Rider B, Rider R, Rider S and Rider W cases on whether the Virginia Commission can adjust the ROE applicable to these rate adjustment clauses prior to 2017. The legislation also required Virginia Power to write-off $85 million of prior-period deferred fuel costs during the first quarter of 2015. In addition, the legislation required the Virginia Commission to implement a fuel rate reduction for Virginia Power as soon as practicable based on this non-recovery as well as any over-recovery for the 2014-2015 fuel year and projected fuel expense for the 2015-2016 fuel year. The legislation also deems the construction or purchase of one or more utility-scale solar facilities located in Virginia up to 500 MW in total to be in the public interest.

2015 Biennial Review

Pursuant to the Regulation Act, in March 2015, Virginia Power filed its base rate case and schedules for the Virginia Commission’s 2015 biennial review of Virginia Power’s rates, terms and conditions. Per legislation enacted in February 2015, this biennial review was limited to reviewing Virginia Power’s earnings on rates for generation and distribution services for the combined 2013 and 2014 test period, and determining whether credits are due to customers in the event Virginia Power’s earnings exceeded the earnings band determined in the 2013 Biennial Review Order. In November 2015, the Virginia Commission issued the 2015 Biennial Review Order.

After deciding several contested regulatory earnings adjustments, the Virginia Commission ruled that Virginia Power earned on average an ROE of approximately 10.89% on its generation and distribution services for the combined 2013 and 2014 test periods. Because this ROE was more than 70 basis points above Virginia Power’s authorized ROE of 10.0%, the Virginia Commission ordered that approximately $20 million in excess earnings be credited to customer bills based on usage in 2013 and 2014 over a six-month period beginning within 60 days of the 2015 Biennial Review Order. Based upon 2015 legislation keeping Virginia Power’s base rates unchanged until at least December 1, 2022, the Virginia Commission did not order certain existing rate adjustment clauses to be combined with Virginia Power’s base rates. The Virginia Commission did not determine whether Virginia Power had a revenue deficiency or sufficiency when projecting the annual revenues generated by base rates to the revenues required to recover costs of service and earn a fair return. In December 2015, a group of large industrial customers filed notices of appeal with the Supreme Court of Virginia from both the 2015 Biennial Review Order and the Virginia Commission’s order denying their petition for rehearing or reconsideration. This appeal is pending.

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

Virginia Power’s transmission service rates in North Carolina are regulated by the North Carolina Commission as part of Virginia Power’s bundled retail service to North Carolina customers. In March 2012, Virginia Power filed an application with the North Carolina Commission to increase base non-fuel revenues with January 1, 2013 as the proposed effective date for the permanent rate revision. In December 2012, the North Carolina Commission approved a $36 million increase in Virginia Power’s annual non-fuel base revenues based on an authorized ROE of 10.2%, and a $14 million decrease in annual base fuel revenues for a combined total base revenue increase of $22 million. These rate changes became effective on January 1, 2013. Following an appeal to the Supreme Court of North Carolina, the North Carolina Commission issued an opinion reaffirming its 10.2% ROE determination in July 2015.

In August 2015, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power proposed an $11 million decrease to the fuel component of its electric rates for the rate year beginning January 1, 2016. This decrease includes the North Carolina Commission’s previous approval to defer recovering 50% of Virginia Power’s estimated $17 million jurisdictional deferred fuel balance to the 2016 fuel year, without interest. In December 2015, the North Carolina Commission approved Virginia Power’s proposed fuel charge adjustment.

See Note 13 to the Consolidated Financial Statements for additional information.

GAS

East Ohio’s natural gas distribution services, including the rates it may charge its customers, are regulated by the Ohio Commission. Hope’s natural gas distribution services are regulated by the West Virginia Commission.

Gas Regulation in Ohio

East Ohio is subject to regulation of rates and other aspects of its business by the Ohio Commission. When necessary, East Ohio seeks general base rate increases to recover increased operating costs and a fair return on rate base investments. Base rates are set based on the cost of service by rate class. A straight-fixed-variable rate design, in which the majority of operating costs are recovered through a monthly charge rather than a volumetric charge, is utilized to establish rates for a majority of East Ohio’s customers pursuant to a 2008 rate case settlement which included an authorized ROE of 10.38%.

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

Legislation was passed in West Virginia authorizing a stand-alone cost recovery mechanism to recover specified costs and a return for infrastructure upgrades, replacements and expansions between general base rate cases.

Status of Competitive Retail Gas Services

Both of the states in which Dominion and Dominion Gas have gas distribution operations have considered legislation regarding a competitive deregulation of natural gas sales at the retail level.

Ohio—Since October 2000, East Ohio has offered the Energy Choice program, under which residential and commercial customers are encouraged to purchase gas directly from retail suppliers or through a community aggregation program. In October 2006, East Ohio restructured its commodity service by entering into gas purchase contracts with selected suppliers at a fixed price above the New York Mercantile Exchange month-end settlement and passing that gas cost to customers under the Standard Service Offer program. Starting in April 2009, East Ohio buys natural gas under the Standard Service Offer program only for customers not eligible to participate in the Energy Choice program and places Energy Choice-eligible customers in a direct retail relationship with selected suppliers, which is designated on the customers’ bills.

In January 2013, the Ohio Commission granted East Ohio’s motion to fully exit the merchant function for its nonresidential customers, beginning in April 2013, which requires those customers to choose a retail supplier or be assigned to one at a monthly variable rate set by the supplier. At December 31, 2015, approximately 1.0 million of Dominion Gas’ 1.2 million Ohio customers were participating in the Energy Choice program. Subject to the Ohio Commission’s approval, East Ohio may eventually exit the gas merchant function in Ohio entirely and have all customers select an alternate gas supplier. East Ohio continues to be the provider of last resort in the event of default by a supplier. Large industrial customers in Ohio also source their own natural gas supplies.

West Virginia—At this time, West Virginia has not enacted legislation allowing customers to choose providers in the retail natural gas markets served by Hope. However, the West Virginia Commission has issued regulations to govern pooling services, one of the tools that natural gas suppliers may utilize to provide retail customers a choice in the future and has issued rules requiring competitive gas service providers to be licensed in West Virginia.

Federal Regulations

FEDERAL ENERGY REGULATORY COMMISSION

Electric

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Virginia Power purchases and sells electricity in the PJM wholesale market and Dominion’s merchant generators sell electricity in the PJM, MISO, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Tennessee, Georgia, California and Utah, under Dominion’s market-based sales tariffs authorized by FERC. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

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

EPACT included provisions to create an ERO. The ERO is required to promulgate mandatory reliability standards governing the operation of the bulk power system in the U.S. FERC has certified NERC as the ERO and also issued an initial order approving many reliability standards that went into effect in 2007. Entities that violate standards will be subject to fines of up to $1 million per day, per violation and can also be assessed non-monetary penalties, depending upon the nature and severity of the violation.

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

Gas

FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. Under the Natural Gas Act, FERC has authority over rates, terms and conditions of services performed by DTI, DCG, Iroquois and certain services performed by Cove Point. Pursuant to FERC’s February 2014 approval of DTI’s uncontested settlement offer, DTI’s base rates for storage and transportation services are subject to a moratorium through the end of 2016. The design, construction and operation of Cove Point’s LNG facility, including associated natural gas pipelines, the Liquefaction Project and the import and export of LNG are also regulated by FERC.

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

See Note 13 to the Consolidated Financial Statements for additional information.

Safety Regulations

Dominion Gas is also subject to the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which mandate inspections of interstate and intrastate natural gas transmission and storage pipelines, particularly those located in areas of high-density population. Dominion Gas has evaluated its natural gas transmission and storage properties, as required by the Department of Transportation regulations under these Acts, and has implemented a program of identification, testing and potential remediation activities. These activities are ongoing.

The Companies are subject to a number of federal and state laws and regulations, including Occupational Safety and Health Administration, and comparable state statutes, whose purpose is to protect the health and safety of workers. The Companies have an internal safety, health and security program designed to monitor and enforce compliance with worker safety requirements, which is routinely reviewed and considered for improvement. The Companies believe that they are in material compliance with all applicable laws and regulations related to worker health and safety. Nothwithstanding these preventive measures, incidents may occur that are outside of the Companies’ control.

Environmental Regulations

Each of the Companies’ operating segments faces substantial laws, regulations and compliance costs with respect to environmental matters. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the Companies. There are significant new regulations affecting Dominion’s electric generation and gas businesses in the Clean Power Plan and NSPS regulating methane and VOC emissions, respectively. If expenditures for GHG emissions reductions and pollution control technologies and associated operating costs are not recoverable from customers through regulated rates (in regulated businesses) or market prices (in unregulated businesses), those costs could adversely affect future results of operations and cash flows. The Companies have applied for or obtained the necessary environmental permits for the operation of their facilities. Many of these permits are subject to reissuance and continuing review. For a discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance required to be discussed in this Item, see Environmental Matters in Future Issues and Other Matters in Item 7. MD&A, which information is incorporated herein by reference. Additional information can also be found in Item 3. Legal Proceedings and Note 22 to the Consolidated Financial Statements, which information is incorporated herein by reference.

GLOBAL CLIMATE CHANGE

The national and international attention in recent years on GHG emissions and their relationship to climate change has resulted in federal, regional and state legislative and regulatory action in this area. See, for example, the discussion of the Clean Power Plan and the United Nation’s Paris Agreement in Environmental Matters in Future Issues and Other Matters in Item 7. MD&A. The Companies support national climate change legislation that would provide a consistent, economy-wide approach to addressing this issue and are currently taking action to protect the environment and address climate change while meeting the growing needs of their service territory. The Companies are actively developing plans to comply with new Clean Power Plan and NSPS regulations for new and existing electric generating sources and its natural gas business. Dominion’s CEO and operating segment CEOs are responsible for compliance with the laws and regulations governing environmental matters, including climate change, and Dominion’s Board of Directors receives periodic updates on these matters. See Environmental Strategy below, Environmental Matters in Future Issues and Other Matters in Item 7. MD&A and Note 22 to the Consolidated Financial Statements for information on climate change legislation and regulation, which information is incorporated herein by reference.

WATER

The CWA is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. Dominion must comply with applicable aspects of the CWA programs at its operating facilities.

THREATENED AND ENDANGERED SPECIES

The Endangered Species Act establishes prohibitions on activities that can result in harm of specific species of plants and animals. In some cases those prohibitions could result in impacts to the viability of projects or requirements for capital expenditures to reduce a facility’s impacts on a species.

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

ENVIRONMENTAL STRATEGY

Environmental stewardship is embedded in the Companies’ culture and core values and is the responsibility of all employees. They are committed to working with their stakeholders to find sustainable solutions to the energy and environmental challenges that confront our company and our nation. It is the Companies’ belief that sustainable solutions must balance the interdependent goals of environmental stewardship and economic prosperity. Their integrated strategy to meet this objective consists of four major elements:

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

Environmental Compliance

The Companies remain committed to compliance with applicable environmental laws, regulations and rules related to their operations. As part of their commitment to compliance with such laws, Dominion and Virginia Power have sold or closed a number of coal-fired generation units over the past several years, and have plans to close additional units in the future. A significant recent development in environmental regulation was the EPA’s issuance in August 2015 of final carbon standards for existing fossil fuel power plants known as the Clean Power Plan, which involves coordination with the states on specific plans to reduce carbon emissions to specified levels. In February 2016, the U.S. Supreme Court stayed the Clean Power Plan pending resolution of litigation challenging the regulations. Additional information related to these and other of the Companies’ environmental compliance matters can be found in Operating Segments and Future Issues and Other Matters in Item 7. MD&A and in Notes 3, 6 and 22 to the Consolidated Financial Statements.

Conservation and Load Management

Conservation and load management play a significant role in meeting the growing demand for electricity. The Regulation Act provides incentives for energy conservation through the implementation of conservation programs. Additional legislation in 2009 added definitions of peak-shaving and energy efficiency programs, and allowed for a margin on operating expenses and recovery of revenue reductions related to energy efficiency programs.

Virginia Power’s DSM programs, implemented with Virginia Commission approval, provide important incremental steps in assisting customers to reduce energy consumption through programs that include energy audits and incentives for customers to upgrade or install certain energy efficient measures and/or systems. The DSM programs began in Virginia in 2010 and in North Carolina in 2011. Currently, there are residential and non-residential DSM programs active in the two states. Virginia Power continues to evaluate opportunities to redesign current DSM programs and develop new DSM initiatives in Virginia and North Carolina.

In Ohio, East Ohio offers three DSM programs, approved by the Ohio Commission, designed to help customers reduce their energy consumption.

Virginia Power continues to upgrade meters to AMI, also referred to as smart meters, in areas throughout Virginia. The AMI meter upgrades are part of an ongoing project that will help Virginia Power further evaluate the effectiveness of AMI meters in monitoring voltage stability, remotely turning off and on electric service, power outage and restoration detection and reporting, remote daily meter readings and offering dynamic rates.

Renewable Generation

Renewable energy is also an important component of a diverse and reliable energy mix. Both Virginia and North Carolina have passed legislation setting targets for renewable power. Virginia Power is committed to meeting Virginia’s goals of 12% of base year electric energy sales from renewable power sources by 2022, and 15% by 2025, and North Carolina’s Renewable Portfolio Standard of 12.5% by 2021 and plans to add utility solar capacity in Virginia.

See Operating Segments and Item 2. Properties for additional information, including Dominion’s merchant solar properties.

Improvements in Other Energy Infrastructure

Virginia Power’s existing five-year investment plan includes significant capital expenditures to upgrade or add new electric transmission and distribution lines, substations and other facilities to meet growing electricity demand within its service territory, maintain reliability and address environmental requirements. These enhancements are primarily aimed at meeting Virginia Power’s continued goal of providing reliable service, and are intended to address both continued population growth and increases in electricity consumption by the typical consumer. An additional benefit will be added capacity to efficiently deliver electricity from the renewable projects now being developed or to be developed in the future. See Properties in Item 1., Operating Segments, DVP for additional information.

Dominion and Dominion Gas, in connection with their existing five-year investment plans, are also pursuing the construction or upgrade of regulated infrastructure in their natural gas businesses. See Properties and Investments in Item 1., Operating Segments, Dominion Energy for additional information, including natural gas infrastructure projects.

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

•	Evaluate other new generating capacity, including low emissions natural-gas fired and emissions-free nuclear units to meet customers’ future electricity needs;
•	Construct new electric transmission infrastructure to modernize the grid, promote economic security and help deliver more green energy to population centers where it is needed most;
•	Construct new natural gas infrastructure to expand availability of this cleaner fuel, to reduce emissions, and to promote energy and economic security both in the U.S. and abroad; and
•	Implement and enhance voluntary methane mitigation measures through the EPA’s Natural Gas Star Program.

Since 2000, Dominion and Virginia Power have tracked the emissions of their electric generation fleet, which employs a mix of fuel and renewable energy sources. Comparing annual year 2000 to annual year 2014, the entire electric generating fleet (based on ownership percentage) reduced its average CO2 emissions rate per MWh of energy produced from electric generation by approximately 39%. Comparing annual year 2000 to annual year 2014, the regulated electric generating fleet (based on ownership percentage) reduced its average CO2 emissions rate per MWh of energy produced from electric generation by approximately 20%. Dominion and Virginia Power do not yet have final 2015 emissions data.

Dominion also developed a comprehensive GHG inventory for calendar year 2014. For Dominion Generation, Dominion’s and Virginia Power’s direct CO2 equivalent emissions, based on equity share (ownership), were 33.6 million metric tons and 30.1 million metric tons, respectively, in 2014, compared to 33.9 million metric tons and 30.2 million metric tons, respectively, in 2013. For the DVP operating segment’s electric transmission and distribution operations, direct CO2 equivalent emissions for 2014 were 75,671 metric tons, compared to 46,446 metric tons in 2013. The increase was due to new containing equipment purchased and installed to handle growth in the electric transmission and distribution system. Although emissions from the equipment increased, the leak rate has remained relatively consistent at 1.1%. For 2014, DTI’s and Cove Point’s direct CO2 equivalent emissions together were 1.3 million metric tons, and Hope’s and East Ohio’s direct CO2 equivalent emissions together were 0.9 million metric tons, similar to 2013. Dominion’s GHG inventory follows all methodologies specified in the EPA Mandatory Greenhouse Gas Reporting Rule, 40 CFR Part 98 for calculating emissions.

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

Virginia Power’s wholesale rates for electric transmission service are updated on an annual basis through operation of a FERC-approved formula rate mechanism. Through this mechanism, Virginia Power’s wholesale rates for electric transmission reflect the estimated cost of service for each calendar year. The difference in the estimated cost of service and actual cost of service for each calendar year is included as an adjustment to the wholesale rates for electric transmission service in a subsequent calendar year. These wholesale rates are subject to FERC review and prospective adjustment in the event that customers and/or interested state commissions file a complaint with FERC and are able to demonstrate that Virginia Power’s wholesale revenue requirement is no longer just and reasonable. They are also subject to retroactive corrections to the extent that the formula rate was not properly populated with the actual costs.

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

Legislation signed by the Virginia Governor in February 2015 suspends biennial reviews for the five successive 12-month test periods beginning January 1, 2015 and ending December 31, 2019, and no changes will be made to Virginia Power’s existing base rates until at least December 1, 2022. During this period, Virginia Power bears the risk of any severe weather events and natural disasters, the risk of asset impairments related to the early retirement of any generation facilities due to the implementation of the Clean Power Plan regulations, as well as an increase in general operating and financing costs, and Virginia Power may not recover its associated costs through increases to base rates. If Virginia Power incurs any such significant additional expenses during this period, Virginia Power may not be able to recover its costs and/or earn a reasonable return on capital investment, which could negatively affect Virginia Power’s future earnings.

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

Governmental officials, stakeholders and advocacy groups may challenge these regulatory reviews. Such challenges may lengthen the time, complexity and costs associated with such regulatory reviews.

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

Dominion’s and Virginia Power’s generation business may be negatively affected by possible FERC actions that could change market design in the wholesale markets or affect pricing rules or revenue calculations in the RTO markets. Dominion’s and Virginia Power’s generation stations operating in RTO markets sell capacity, energy and ancillary services into wholesale electricity markets regulated by FERC. The wholesale markets allow these generation stations to take advantage of market price opportunities, but also expose them to market risk. Properly functioning competitive wholesale markets depend upon FERC’s continuation of clearly identified market rules. From time to time FERC may investigate and authorize RTOs to make changes in market design. FERC also periodically reviews Dominion’s authority to sell at market-based rates. Material changes by FERC to the design of the wholesale markets or its interpretation of market rules, Dominion’s or Virginia Power’s authority to sell power at market-based rates, or changes to pricing rules or rules involving revenue calculations, could adversely impact the future results of Dominion’s or Virginia Power’s generation business. For example, in July 2015, FERC approved changes to PJM’s Reliability Pricing Model capacity market establishing a new Capacity Performance Resource product. This product offers the potential for higher capacity prices but can also impose significant economic penalties on generator owners such as Virginia Power for failure to perform during periods when electricity is in high demand. In addition, there have been changes to the interpretation and application of FERC’s market manipulation rules. A failure to comply with these rules could lead to civil and criminal penalties.

The Companies’ infrastructure build and expansion plans often require regulatory approval before construction can commence. The Companies may not complete facility construction, pipeline, conversion or other infrastructure projects that they commence, or they may complete projects on materially different terms or timing than initially anticipated, and they may not be able to achieve the intended benefits of any such project, if completed. Several facility construction, pipeline, electric transmission line, expansion, conversion and other infrastructure projects have been announced and additional projects may be considered in the future. The Companies compete for projects with companies of varying size and financial capabilities, including some that may have competitive advantages. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to the Companies. Projects may not be able to be completed on time as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond the Companies’ control. Even if facility construction, pipeline, expansion, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of the Companies following completion of the projects may not meet expectations. Start-up and operational issues can arise in connection with the commencement of commercial operations at our facilities, including but not limited to commencement of commercial operations at our power generation facilities following expansions and fuel type conversions to natural gas and biomass. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, the Companies may not be able to timely and effectively integrate the projects into their operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect the Companies’ ability to realize the anticipated benefits from the facility construction, pipeline, electric transmission line, expansion, conversion and other infrastructure projects.

The development and construction of several large-scale infrastructure projects simultaneously involves significant execution risk. The Companies are currently simultaneously developing or constructing several major projects, including the Liquefaction Project, the Atlantic Coast Pipeline Project, the Supply Header project, Greensville County, Brunswick County, and multiple DTI producer outlet projects, which together help contribute to the over $23 billion in capital expenditures planned by the Companies through 2020. Several of the Companies’ key projects are increasingly large-scale, complex and being constructed in constrained geographic areas (for example, the Liquefaction Project) or in difficult terrain (for example, the Atlantic Coast Pipeline Project). The advancement of the Companies’ ventures is also affected by the interventions, litigation or other activities of stakeholder and advocacy groups, some of which oppose natural gas-related and energy infrastructure projects. For example, certain landowners and stakeholder groups oppose the Atlantic Coast Pipeline, which could impede the acquisition of rights-of-way and other land rights on a timely basis or on acceptable terms. Given that these projects provide the foundation for the Companies’ strategic growth plan, if the Companies are unable to obtain or maintain the required approvals, develop the necessary technical expertise, allocate and coordinate sufficient resources, adhere to budgets and timelines, effectively handle public outreach efforts, or otherwise fail to successfully execute the projects, there could be an adverse impact to the Companies’ financial position, results of operations and cash flows. For example, while Dominion has received the required approvals to commence construction of the Liquefaction Project from the DOE, all DOE export licenses are subject to review and possible withdrawal should the DOE conclude that such export authorization is no longer in the public interest. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect the Companies’ ability to execute its business plan.

The Companies are dependent on their contractors for the successful and timely completion of large-scale infrastructure projects. The construction of such projects is expected to take several years, is typically confined within a limited geographic area or difficult terrain and could be subject to delays, cost overruns, labor disputes and other factors that could cause the total cost of the project to exceed the anticipated amount and adversely affect the Companies’ financial performance and/or impair the Companies’ ability to execute the business plan for the project as scheduled.

Further, an inability to obtain financing or otherwise provide liquidity for the projects on acceptable terms could negatively affect the Companies’ financial condition, cash flows, the projects’ anticipated financial results and/or impair the Companies’ ability to execute the business plan for the projects as scheduled.

Any additional federal and/or state requirements imposed on energy companies mandating limitations on GHG emissions or requiring efficiency improvements may result in compliance costs that alone or in combination could make some of the Companies’ electric generation units or natural gas facilities uneconomical to maintain or operate. The Clean Power Plan is targeted at reducing CO2 emissions from existing fossil fuel-fired power generation facilities.

Compliance with the Clean Power Plan may require increasing the energy efficiency of equipment at facilities, committing significant capital toward carbon reduction programs, purchase of allowances and/or emission rate credits, fuel switching, and/or retirement of high-emitting generation facilities and potential replacement with lower emitting generation facilities. The Clean Power Plan uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units, and expanding renewable resources. Compliance with the Clean Power Plan’s anticipated implementing regulations may require Virginia Power to prematurely retire certain generating facilities, with the potential lack or delay of cost recovery and higher electric rates, which could affect consumer demand. The cost of compliance with the Clean Power Plan is subject to significant uncertainties due to the outcome of several interrelated assumptions and variables, including timing of the implementation of rules, required levels of reductions, allocation requirements of the new rules, the maturation and commercialization of carbon controls and/or reduction programs, and the selected compliance alternatives. Dominion and Virginia Power cannot estimate the aggregate effect of such requirements on their results of operations, financial condition or their customers. However, such expenditures, if material, could make Dominion’s and Virginia Power’s generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect Dominion’s or Virginia Power’s results of operations, financial performance or liquidity.

There are also potential impacts on Dominion’s and Dominion Gas’ natural gas businesses as federal or state GHG regulations may require GHG emission reductions from the natural gas sector and could affect demand for natural gas. Additionally, GHG requirements could result in increased demand for energy conservation and renewable products, which could impact the natural gas businesses.

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

Existing environmental laws and regulations may be revised and/or new laws may be adopted or become applicable to the Companies. Risks relating to expected regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed above. In addition, further regulation of air quality and GHG emissions under the CAA will be imposed on the natural gas sector, including rules to limit methane leakage. The Companies are also subject to recently finalized federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product handling and disposal practices, wastewater discharges from steam electric generating stations and the potential further regulation of polychlorinated biphenyls.

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

Virginia Power is subject to risks associated with the disposal and storage of coal ash. Virginia Power historically produced and continues to produce coal ash, or CCRs, as a by-product of its coal-fired generation operations. The ash is stored and managed in impoundments (ash ponds) and landfills located at eight different facilities.

Virginia Power may face litigation regarding alleged CWA violations at Possum Point, and is facing litigation regarding alleged CWA violations at Chesapeake and could incur settlement expenses and other costs, depending on the outcome of any such litigation, including costs associated with closing, corrective action and ongoing monitoring of certain ash ponds. In addition, the EPA and Virginia recently issued regulations concerning the management and storage of CCRs and West Virginia may impose additional regulations that will apply to the facilities noted above. These regulations will require Virginia Power to make additional capital expenditures and increase its operating and maintenance expenses.

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

Sustained declines in natural gas and NGL prices have resulted in, and could result in further, curtailments of third-party producers’ drilling programs, delaying the production of volumes of natural gas and NGLs that Dominion and Dominion Gas gather, process, and transport and reducing the value of NGLs retained by Dominion Gas, which may adversely affect Dominion and Dominion Gas’ revenues and earnings. Dominion and Dominion Gas obtain their supply of natural gas and NGLs from numerous third-party producers. Most producers are under no obligation to deliver a specific quantity of natural gas or NGLs to Dominion’s and Dominion Gas’ facilities. A number of other factors could reduce the volumes of natural gas and NGLs available to Dominion’s and Dominion Gas’ pipelines and other assets. Increased regulation of energy extraction activities could result in reductions in drilling for new natural gas wells, which could decrease the volumes of natural gas supplied to Dominion and Dominion Gas. Producers with direct commodity price exposure face liquidity constraints, which could present a credit risk to Dominion and Dominion Gas. Producers could shift their production activities to regions outside Dominion’s and Dominion Gas’ footprint. In addition, the extent of natural gas reserves and the rate of production from such reserves may be less than anticipated. If producers were to decrease the supply of natural gas or NGLs to Dominion’s and Dominion Gas’ systems and facilities for any reason, Dominion and Dominion Gas could experience lower revenues to the extent they are unable to replace the lost volumes on similar terms. In addition, Dominion Gas’ revenue from processing and fractionation operations largely results from the sale of commodities at market prices. Dominion Gas receives the wet gas product from producers and may retain the extracted NGLs as compensation for its services. This exposes Dominion Gas to commodity price risk for the value of the spread between the NGL products and natural gas, and relative changes in these prices could adversely impact Dominion Gas’ results.

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

Reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions, or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of the Companies’ business activities.

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

Certain of Dominion and Dominion Gas’ gas pipeline services are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if the cost to perform such services exceeds the revenues received from such contracts. Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC regulated, cost-based recourse rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. Any shortfall of revenue as result of these “negotiated rate” contracts could decrease Dominion and Dominion Gas’ earnings and cash flows.

Exposure to counterparty performance may adversely affect the Companies’ financial results of operations. The Companies are exposed to credit risks of their counterparties and the risk that one or more counterparties may fail or delay the performance of their contractual obligations, including but not limited to payment for services. For example, some of Dominion’s operations are conducted through less than wholly-owned subsidiaries, such as Four Brothers and Three Cedars. In such arrangements, Dominion is dependent on third parties to fund their required share of capital expenditures. Counterparties could fail or delay the performance of their contractual obligations for a number of reasons, including the effect of regulations on their operations. Defaults or failure to perform by customers, suppliers, joint venture partners or other third parties may adversely affect the Companies’ financial results.

Dominion will also be exposed to counterparty credit risk relating to the terminal services agreements for the Liquefaction Project. While the counterparties’ obligations are supported by parental guarantees and letters of credit, there is no assurance that such credit support would be sufficient to satisfy the obligations in the event of a counterparty default. In addition, if a controversy arises under either agreement resulting in a judgment in Dominion’s favor, Dominion may need to seek to enforce a final U.S. court judgment in a foreign tribunal, which could involve a lengthy process.

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

War, acts and threats of terrorism, intentional acts and other significant events could adversely affect the Companies’ operations. The Companies cannot predict the impact that any future terrorist attacks may have on the energy industry in general, or on the Companies’ business in particular. Any retaliatory military strikes or sustained military campaign may affect the Companies’ operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets. In addition, the Companies’ infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. For example, a physical attack on a critical substation in California resulted in serious impacts to the power grid. Furthermore, the physical compromise of the Companies’ facilities could adversely affect the Companies’ ability to manage these facilities effectively. Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and increase the cost of insurance coverage. This could negatively impact the Companies’ results of operations and financial condition.

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

Failure to attract and retain key executive officers and other appropriately qualified employees could have an adverse effect on the Companies’ operations. The Companies’ business strategy is dependent on their ability to recruit, retain and motivate employees. The Companies’ key executive officers are the CEO, CFO and presidents and those responsible for financial, operational, legal, regulatory and accounting functions. Competition for skilled management employees in these areas of the Companies’ business operations is high. In addition, certain specialized knowledge is required of the Companies’ technical employees for transmission, generation and distribution operations. The Companies’ inability to attract and retain these employees could adversely affect their business and future operating results. An aging workforce in the energy industry also necessitates recruiting, retaining and developing the next generation of leadership.

Dominion may be unable to complete the Questar Combination or, in order to do so, the combined company may be required to comply with material restrictions or conditions. On February 1, 2016, Dominion announced the execution of a merger agreement with Questar. Before the Questar Combination may be completed, approval by the shareholders of Questar will have to be obtained. In addition, various filings must be made with various state utility, regulatory, antitrust and other authorities in the U.S. These governmental authorities may impose conditions on the completion, or require changes to the terms, of the transaction, including restrictions or conditions on the business, operations, or financial performance of the combined company following completion of the transaction. Several parties have filed a complaint in court seeking to enjoin the merger. Additional parties may also seek to enjoin the merger in court or challenge regulatory filings. These conditions, changes or challenges could have the effect of delaying completion of the acquisition or imposing additional costs on or limiting the revenues of the combined company following the transaction, which could have a material adverse effect on the financial position, results of operations or cash flows of the combined company and/or cause either Dominion or Questar to abandon the transaction.

If completed, the Questar Combination may not achieve its intended results. Dominion and Questar entered into the merger agreement with the expectation that the transaction would result in various benefits, including, among other things, being accretive to earnings and adding to Dominion’s inventory of regulated energy infrastructure assets. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the business of Questar is integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy, all of which could have an adverse effect on the combined company’s financial position, results of operations or cash flows.

Failure to complete the transaction with Questar could negatively impact Dominion’s stock price and Dominion’s future business and financial results. If the Questar Combination is not completed, Dominion’s ongoing business and financial results may be adversely affected and Dominion will be subject to a number of risks, including (i) Dominion may be required, under specified circumstances set forth in the Merger Agreement, to pay Questar a termination fee of $154 million; (ii) Dominion will be required to pay costs relating to the transaction, including legal, accounting, financial advisory, filing and printing costs, whether or not the transaction is completed; and (iii) execution of the Questar Combination (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to Dominion.

Dominion could also be subject to litigation related to any failure to complete the transaction with Questar. If the transaction is not completed, these risks may materialize and may adversely affect Dominion’s financial position, results of operations or cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, Dominion owned its principal executive office and three other corporate offices, all located in Richmond, Virginia. Dominion also leases corporate offices in other cities in which its subsidiaries operate. Virginia Power and Dominion Gas share Dominion’s principal office in Richmond, Virginia, which is owned by Dominion. In addition, Virginia Power’s DVP and Generation segments share certain leased buildings and equipment. See Item 1. Business for additional information about each segment’s principal properties, which information is incorporated herein by reference.

Dominion’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described here and in Item 1. Business.

Substantially all of Virginia Power’s property is subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of December 31, 2015; however, by leaving the indenture open, Virginia Power expects to retain the flexibility to issue mortgage bonds in the future. Certain of Dominion’s merchant generation facilities are also subject to liens.

DOMINION ENERGY

Dominion and Dominion Gas

East Ohio’s gas distribution network is located in Ohio. This network involves approximately 18,900 miles of pipe, exclusive of service lines. The rights-of-way grants for many natural gas pipelines have been obtained from the actual owners of real estate, as underlying titles have been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many natural gas pipelines are on publicly-owned property, where company rights and actions are determined on a case-by-case basis, with results that range from reimbursed relocation to revocation of permission to operate.

Dominion Gas has approximately 10,500 miles of gas transmission, gathering and storage pipelines located in the states of Maryland, New York, Ohio, Pennsylvania, Virginia and West Virginia. Dominion Gas also owns NGL processing plants capable of processing over 270,000 mcf per day of natural gas. Hastings is the largest plant and is capable of processing over 180,000 mcf per day of natural gas. Hastings can also fractionate over 580,000 Gals per day of NGLs into marketable products, including propane, isobutane, butane and natural gasoline. NGL operations have storage capacity of 1,226,500 Gals of propane, 109,000 Gals of isobutane, 442,000 Gals of butane, 2,000,000 Gals of natural gasoline and 1,012,500 Gals of mixed NGLs.

Dominion Gas also operates 20 underground gas storage fields located in New York, Ohio, Pennsylvania and West Virginia, with approximately 2,000 storage wells and approximately 399,000 acres of operated leaseholds.

The total designed capacity of the underground storage fields operated by Dominion Gas is approximately 933 bcf. Certain storage fields are jointly-owned and operated by Dominion Gas. The capacity of those fields owned by Dominion Gas’ partners totals approximately 224 bcf.

Dominion

Cove Point’s LNG facility has an operational peak regasification daily send-out capacity of approximately 1.8 million Dths/day and an aggregate LNG storage capacity of approximately 14.6 bcfe. In addition, Cove Point has a liquefier that has the potential to create approximately 15,000 Dths/day.

The Cove Point Pipeline is a 36-inch diameter underground, interstate natural gas pipeline that extends approximately 88 miles from Cove Point to interconnections with Transcontinental Gas Pipe Line Company, LLC in Fairfax County, Virginia, and with Columbia Gas Transmission, LLC and DTI in Loudoun County, Virginia. In 2009, the original pipeline was expanded to include a 36-inch diameter expansion that extends approximately 48 miles, roughly 75% of which is parallel to the original pipeline.

DCG’s interstate natural gas pipeline system in South Carolina and southeastern Georgia is comprised of approximately 1,500 miles of transmission pipeline. DCG’s pipeline system is substantially fully subscribed with a contracted pipeline capacity of 765,773 Dths/day. Dominion has 148 compressor stations with approximately 904,000 installed compressor horsepower.

DVP

See Item 1. Business, General for details regarding DVP’s principal properties, which primarily include transmission and distribution lines.

DOMINION GENERATION

Dominion and Virginia Power generate electricity for sale on a wholesale and a retail level. Dominion and Virginia Power supply electricity demand either from their generation facilities or through purchased power contracts. As of December 31, 2015, Dominion Generation’s total utility and merchant generating capacity was approximately 24,300 MW.

The following tables list Dominion Generation’s utility and merchant generating units and capability, as of December 31, 2015:

VIRGINIA POWER UTILITY GENERATION(1)

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Warren County (CC)	Warren County, VA	1,342
Ladysmith (CT)	Ladysmith, VA	783
Remington (CT)	Remington, VA	608
Bear Garden (CC)	Buckingham County, VA	590
Possum Point (CC)	Dumfries, VA	573
Chesterfield (CC)	Chester, VA	397
Elizabeth River (CT)	Chesapeake, VA	348
Possum Point	Dumfries, VA	316
Bellemeade (CC)	Richmond, VA	267
Bremo(2)	Bremo Bluff, VA	227
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	165
Total Gas		6,172		31%
Coal
Mt. Storm	Mt. Storm, WV	1,629
Chesterfield	Chester, VA	1,267
Virginia City Hybrid Energy Center	Wise County, VA	610
Clover	Clover, VA	439	(3)
Yorktown(4)	Yorktown, VA	323
Mecklenburg	Clarksville, VA	138
Total Coal		4,406		22
Nuclear
Surry	Surry, VA	1,676
North Anna	Mineral, VA	1,672	(5)
Total Nuclear		3,348		17
Oil
Yorktown	Yorktown, VA	790
Possum Point	Dumfries, VA	786
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Possum Point (CT)	Dumfries, VA	72
Chesapeake (CT)	Chesapeake, VA	51
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Total Oil		2,160		11
Hydro
Bath County	Warm Springs, VA	1,802	(6)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other	Various	3
Total Hydro		2,120		11
Biomass
Pittsylvania	Hurt, VA	83
Altavista	Altavista, VA	51
Polyester	Hopewell, VA	51
Southhampton	Southampton, VA	51
Total Biomass		236		1
Various
Mt. Storm (CT)	Mt. Storm, WV	11		—
		18,453
Power Purchase Agreements		1,569		7
Total Utility Generation		20,022		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)	The table excludes Virginia Power’s Morgans Corner solar facility located in Pasquotank County, NC which has a net summer capacity of 20 MW, as the facility is dedicated to serving a non-jurisdictional customer.
(2)	Converted from coal to gas in 2014.
(3)	Excludes 50% undivided interest owned by ODEC.
(4)	Coal-fired units are expected to be retired at Yorktown as early as 2017 as a result of the issuance of the MATS rule.
(5)	Excludes 11.6% undivided interest owned by ODEC.
(6)	Excludes 40% undivided interest owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc.

DOMINION MERCHANT GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Nuclear
Millstone	Waterford, CT	2,001	(1)
Total Nuclear		2,001		46%
Gas
Fairless (CC)	Fairless Hills, PA	1,196
Manchester (CC)	Providence, RI	468
Total Gas		1,664		39
Wind
Fowler Ridge(2)	Benton County, IN	150	(3)
NedPower(2)	Grant County, WV	132	(4)
Total Wind		282		7
Solar(5)
Pavant Solar	Holden, UT	50
Camelot Solar	Mojave, CA	30	(6)
Cottonwood Solar	Kings and Kern counties, CA	23
Alamo Solar	San Bernardino, CA	20
Maricopa West Solar	Kern County, CA	20
Imperial Valley 2 Solar	Imperial, CA	20
Richland Solar	Jeffersonville, GA	20
Indy Solar	Indianapolis, IN	19	(6)
Catalina 2 Solar	Kern County, CA	18
CID Solar	Corcoran, CA	13	(6)
Kansas Solar	Lenmore, CA	13	(6)
Kent South Solar	Lenmore, CA	13	(6)
Old River One Solar	Bakersfield, CA	13	(6)
West Antelope Solar	Lancaster, CA	13	(6)
Adams East Solar	Tranquility, CA	13	(6)
Mulberry Solar	Selmer, TN	11	(6)
Selmer Solar	Selmer, TN	11	(6)
Columbia 2 Solar	Mojave, CA	10	(6)
Azalea Solar	Davisboro, GA	5	(6)
Somers Solar	Somers, CT	3	(6)
Total Solar		338		8
Fuel Cell
Bridgeport Fuel Cell	Bridgeport, CT	15
Total Fuel Cell		15		—
Total Merchant Generation		4,300		100%

Note: (CC) denotes combined cycle.

(1)	Excludes 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain.
(2)	Subject to a lien securing the facility’s debt.
(3)	Excludes 50% membership interest owned by BP.
(4)	Excludes 50% membership interest owned by Shell.
(5)	All solar facilities are alternating current.
(6)	Excludes 33% noncontrolling interest owned by Terra Nova Renewable Partners.

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

In February 2016, Virginia Power received a notice of violation from the Virginia Department of Environmental Quality relating to a release of mineral oil from the Crystal City substation. In January 2016, Virginia Power self-reported the discharge and began an extensive cleanup. Virginia Power has assumed the role of responsible party and is continuing to cooperate with ongoing requirements for investigative and corrective action. Virginia Power may enter into a consent order with the Virginia Department of Environmental Quality that includes a penalty. The amount of that penalty cannot be reasonably estimated at this time.

See Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in Item 7. MD&A, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Dominion

Information concerning the executive officers of Dominion, each of whom is elected annually, is as follows:

Name and Age	Business Experience Past Five Years(1)
Thomas F. Farrell II (61)	Chairman of the Board of Directors, President and CEO of Dominion from April 2007 to date; Chairman and CEO of Dominion Midstream GP, LLC (the general partner of Dominion Midstream) from March 2014 to date; CEO of Dominion Gas from September 2013 to date and Chairman from March 2014 to date; Chairman and CEO of Virginia Power from February 2006 to date.

Mark F. McGettrick (58)	Executive Vice President and CFO of Dominion from June 2009 to date, Dominion Midstream GP, LLC from March 2014 to date, Virginia Power from June 2009 to date and Dominion Gas from September 2013 to date.

David A. Christian (61)	Executive Vice President and CEO—Energy Infrastructure Group of Dominion from January 2016 to date; President of Dominion Gas from January 2016 to date; Executive Vice President and CEO—Dominion Generation Group of Dominion from February 2013 to December 2015; Executive Vice President of Dominion from May 2011 to February 2013; President and COO of Virginia Power from June 2009 to date; Executive Vice President of Dominion Midstream GP, LLC from January 2016 to date.

Paul D. Koonce (56)	Executive Vice President and CEO—Dominion Generation Group of Dominion from January 2016 to date; Executive Vice President and CEO—Energy Infrastructure Group of Dominion from February 2013 to December 2015; Executive Vice President of Dominion from April 2006 to February 2013; Executive Vice President of Dominion Midstream GP, LLC from March 2014 to December 2015; President and COO of Virginia Power from June 2009 to date; President of Dominion Gas from September 2013 to December 2015.

David A. Heacock (58)	President and CNO of Virginia Power from June 2009 to date.

Robert M. Blue (48)	Senior Vice President— Law, Regulation & Policy of Dominion, Dominion Gas and Dominion Midstream GP, LLC from February 2016 to present; Senior Vice President—Regulation, Law, Energy Solutions and Policy of Dominion and Dominion Gas from May 2015 to January 2016 and Dominion Midstream GP, LLC from July 2015 to January 2016; Senior Vice President—Regulation, Law, Energy Solutions and Policy of Virginia Power from May 2015 to December 2015; President of Virginia Power from January 2016 to date; President of Virginia Power from January 2014 to May 2015; Senior Vice President-Law, Public Policy and Environment of Dominion from January 2011 to December 2013.

Michele L. Cardiff (48)	Vice President, Controller and CAO of Dominion from April 2014 to date; Vice President-Accounting of DRS from January 2014 to March 2014; Vice President, Controller and CAO of Virginia Power from April 2014 to date, Dominion Gas from March 2014 to date, and Dominion Midstream GP, LLC from March 2014 to date; General Auditor of DRS from September 2012 to December 2013; Controller of Virginia Power from June 2009 to August 2012.

Diane Leopold (49)	President of DTI, East Ohio and Dominion Cove Point, Inc. from January 2014 to date; Senior Vice President of DTI from April 2012 to December 2013; Senior Vice President—Business Development & Generation Construction of Virginia Power from April 2009 to March 2012.

(1)	Any service listed for Virginia Power, Dominion Midstream GP, LLC, Dominion Gas, DTI, East Ohio, Dominion Cove Point, Inc. and DRS reflects service at a subsidiary of Dominion.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dominion

Dominion’s common stock is listed on the NYSE. At January 31, 2016, there were approximately 129,000 record holders of Dominion’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Direct®. Discussions of expected dividend payments and restrictions on Dominion’s payment of dividends required by this Item are contained in Liquidity and Capital Resources in Item 7. MD&A and Notes 17 and 20 to the Consolidated Financial Statements. Cash dividends were paid quarterly in 2015 and 2014. Quarterly information concerning stock prices and dividends is disclosed in Note 26 to the Consolidated Financial Statements, which information is incorporated herein by reference.

The following table presents certain information with respect to Dominion’s common stock repurchases during the fourth quarter of 2015:

DOMINION PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
10/1/2015-10/31/15	21,185	$69.16	N/A	19,629,059 shares/$	1.18 billion
11/1/2015-11/30/15	—	$—	N/A	19,629,059 shares/$	1.18 billion
12/1/2015-12/31/15	114,784	$67.23	N/A	19,629,059 shares/$	1.18 billion
Total	135,969	$67.53	N/A	19,629,059 shares/$	1.18 billion

(1)	21,185 and 114,784 shares were tendered by employees to satisfy tax withholding obligations on vested restricted stock in October and December 2015, respectively.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

Virginia Power

There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion. Restrictions on Virginia Power’s payment of dividends are discussed in Note 20 to the Consolidated Financial Statements. Virginia Power paid quarterly cash dividends on its common stock as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions)
2015	$149	$121	$146	$75	$491
2014	148	121	196	125	590

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

Dominion Gas

All of Dominion Gas’ membership interests are owned by Dominion. Restrictions on Dominion Gas’ payment of distributions are discussed in Note 20 to the Consolidated Financial Statements. Dominion Gas paid quarterly distributions as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions)
2015	$96	$68	$80	$448	$692
2014	78	67	61	140	346

Item 6. Selected Financial Data

DOMINION

Year Ended December 31,	2015	2014(1)	2013(2)	2012(3)	2011(4)
(millions, except per share amounts)
Operating revenue	$11,683	$12,436	$13,120	$12,835	$13,765
Income from continuing operations, net of tax(5)	1,899	1,310	1,789	1,427	1,466
Loss from discontinued operations, net of tax(5)	—	—	(92)	(1,125)	(58)
Net income attributable to Dominion	1,899	1,310	1,697	302	1,408
Income from continuing operations before loss from discontinued operations per common share-basic	3.21	2.25	3.09	2.49	2.56
Net income attributable to Dominion per common share-basic	3.21	2.25	2.93	0.53	2.46
Income from continuing operations before loss from discontinued operations per common share-diluted	3.20	2.24	3.09	2.49	2.55
Net income attributable to Dominion per common share-diluted	3.20	2.24	2.93	0.53	2.45
Dividends declared per common share	2.59	2.40	2.25	2.11	1.97
Total assets	58,797	54,327	50,096	46,838	45,614
Long-term debt	23,616	21,805	19,330	16,851	17,394

(1)	Includes $248 million of after-tax charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, a $193 million after-tax charge related to Dominion’s restructuring of its producer services business and a $174 million after-tax charge associated with the Liability Management Exercise.
(2)	Includes a $109 million after-tax charge related to Dominion’s restructuring of its producer services business ($76 million) and an impairment of certain natural gas infrastructure assets ($33 million). Also in 2013, Dominion recorded a $92 million after-tax net loss from the discontinued operations of Brayton Point and Kincaid.
(3)	Includes a $1.1 billion after-tax loss from discontinued operations, including impairment charges, of Brayton Point and Kincaid and a $303 million after-tax charge primarily resulting from management’s decision to cease operations and begin decommissioning Kewaunee in 2013.
(4)	Includes a $139 million after-tax charge reflecting generation plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain utility coal-fired generating units and a $59 million after-tax charge reflecting restoration costs associated with damage caused by Hurricane Irene.
(5)	Amounts attributable to Dominion’s common shareholders.

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
•

The expected timing and likelihood of completion of the proposed acquisition of Questar, including the ability to obtain the requisite approvals of Questar’s shareholders and the terms and conditions of any required regulatory approvals;

•	Receipt of approvals for, and timing of, closing dates for other acquisitions and divestitures;
•	The timing and execution of Dominion Midstream’s growth strategy;
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
•

The impact of operational hazards including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

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

ASSET RETIREMENT OBLIGATIONS

Dominion recognizes liabilities for the expected cost of retiring tangible long-lived assets for which a legal obligation exists and the ARO can be reasonably estimated. These AROs are recognized at fair value as incurred and are capitalized as part of the cost of the related long-lived assets. In the absence of quoted market prices, Dominion estimates the fair value of its AROs using present value techniques, in which it makes various assumptions including estimates of the amounts and timing of future cash flows associated with retirement activities, credit-adjusted risk free rates and cost escalation rates. The impact on measurements of new AROs or remeasurements of existing AROs, using different cost escalation rates in the future, may be significant. When Dominion revises any assumptions used to calculate the fair value of existing AROs, it adjusts the carrying amount of both the ARO liability and the related long-lived asset for assets that are in service; for assets that have ceased operations, Dominion adjusts the carrying amount of the ARO liability with such changes recognized in income. Dominion accretes the ARO liability to reflect the passage of time. In 2015, Dominion recorded an increase in AROs of $403 million primarily related to future ash pond and landfill closure costs at certain utility generation facilities. See Note 22 to the Consolidated Financial Statements for additional information.

In 2015, 2014 and 2013, Dominion recognized $93 million, $81 million and $86 million, respectively, of accretion, and expects to recognize $99 million in 2016. Dominion records accretion and depreciation associated with utility nuclear decommissioning AROs as an adjustment to the regulatory liability related to its nuclear decommissioning trust.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

A significant portion of Dominion’s AROs relates to the future decommissioning of its merchant and utility nuclear facilities. These nuclear decommissioning AROs are reported in the Dominion Generation segment. At December 31, 2015, Dominion’s nuclear decommissioning AROs totaled $1.5 billion, representing approximately 70% of its total AROs. Based on their significance, the following discussion of critical assumptions inherent in determining the fair value of AROs relates to those associated with Dominion’s nuclear decommissioning obligations.

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

Primarily as a result of a shift of the delayed planned date on which the DOE was expected to begin accepting spent nuclear fuel, in 2014, Dominion recorded an increase of $95 million to the nuclear decommissioning AROs.

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

Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2015, Dominion had $103 million of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.

Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion evaluates quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. Dominion establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. At December 31, 2015, Dominion had established $73 million of valuation allowances.

ACCOUNTING FOR DERIVATIVE CONTRACTS AND OTHER INSTRUMENTS AT FAIR VALUE

Dominion uses derivative contracts such as futures, swaps, forwards, options and FTRs to manage commodity and financial market risks of its business operations. Derivative contracts, with certain exceptions, are reported in the Consolidated Balance Sheets at fair value. Accounting requirements for derivatives and related hedging activities are complex and may be subject to further clarification by standard-setting bodies. The majority of investments held in Dominion’s nuclear decommissioning and rabbi and benefit plan trust funds are also subject to fair value accounting. See Notes 6 and 21 to the Consolidated Financial Statements for further information on these fair value measurements.

Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, management seeks indicative price information from external sources, including broker quotes and industry publications. When evaluating pricing information provided by brokers and other pricing services, Dominion considers whether the broker is willing and able to trade at the quoted price, if the broker quotes are based on an active market or an inactive market and the extent to which brokers are utilizing a particular model if pricing is not readily available. If pricing information from external sources is not available, or if Dominion believes that observable pricing information is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases, Dominion must estimate prices based on available historical and near-term future price information and use of statistical methods, including regression analysis, that reflect its market assumptions.

Dominion maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

USE OF ESTIMATES IN GOODWILL IMPAIRMENT TESTING

As of December 31, 2015, Dominion reported $3.3 billion of goodwill in its Consolidated Balance Sheet. A significant portion resulted from the acquisition of the former CNG in 2000.

In April of each year, Dominion tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2015, 2014 and 2013 annual tests and any interim tests did not result in the recognition of any goodwill impairment.

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

The expected long-term rates of return on plan assets, discount rates, healthcare cost trend rates and mortality rates are critical assumptions. Dominion determines the expected long-term rates of return on plan assets for pension plans and other postretirement benefit plans by using a combination of:

•	Expected inflation and risk-free interest rate assumptions;
•	Historical return analysis to determine long-term historic returns as well as historic risk premiums for various asset classes;
•	Expected future risk premiums, asset volatilities and correlations;
•	Forecasts of an independent investment advisor;
•	Forward-looking return expectations derived from the yield on long-term bonds and the expected long-term returns of major stock market indices; and
•

Investment allocation of plan assets. The strategic target asset allocation for Dominion’s pension funds is 28% U.S. equity, 18% non-U.S. equity, 35% fixed income, 3% real estate and 16% other alternative investments, such as private equity investments.

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

Dominion develops assumptions, which are then compared to the forecasts of an independent investment advisor to ensure reasonableness. An internal committee selects the final assumptions. Dominion calculated its pension cost using an expected long-term rate of return on plan assets assumption of 8.75% for 2015 and 2014 and 8.50% for 2013. For 2016, the expected long-term rate of return for pension cost assumption is 8.75%. Dominion calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 8.50% for 2015 and 2014 and 7.75% for 2013. For 2016, the expected long-term rate of return for other postretirement benefit cost assumption is 8.50%. The rate used in calculating other postretirement benefit cost is lower than the rate used in calculating pension cost because of differences in the relative amounts of various types of investments held as plan assets.

Dominion determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost were 4.40% in 2015, ranged from 5.20% to 5.30% for pension plans and 5.00% to 5.10% for other postretirement benefit plans in 2014, and ranged from 4.40% to 4.80% in 2013. Dominion selected a discount rate ranging from 4.96% to 4.99% for pension plans and ranging from 4.93% to 4.94% for other postretirement benefit plans for determining its December 31, 2015 projected benefit obligations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Dominion establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected, and demographics of plan participants. Dominion’s healthcare cost trend rate assumption as of December 31, 2015 was 7.00% and is expected to gradually decrease to 5.00% by 2019 and continue at that rate for years thereafter.

Dominion develops its mortality assumption using plan-specific studies and projects mortality improvement using scales developed by the Society of Actuaries.

The following table illustrates the effect on cost of changing the critical actuarial assumptions previously discussed, while holding all other assumptions constant:

		Increase in Net Periodic Cost
	Change in Actuarial Assumption	Pension Benefits	Other Postretirement Benefits
(millions, except percentages)
Discount rate	(0.25)%	$15	$1
Long-term rate of return on plan assets	(0.25)%	16	3
Healthcare cost trend rate	1%	N/A	21

In addition to the effects on cost, at December 31, 2015, a 0.25% decrease in the discount rate would increase Dominion’s projected pension benefit obligation by $212 million and its accumulated postretirement benefit obligation by $40 million, while a 1.00% increase in the healthcare cost trend rate would increase its accumulated postretirement benefit obligation by $157 million.

See Note 21 to the Consolidated Financial Statements for additional information on Dominion’s employee benefit plans.

New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

DOMINION

RESULTS OF OPERATIONS

Presented below is a summary of Dominion’s consolidated results:

Year Ended December 31,	2015	$ Change	2014	$ Change	2013
(millions, except EPS)
Net Income attributable to Dominion	$1,899	$589	$1,310	$(387)	$1,697
Diluted EPS	3.20	0.96	2.24	(0.69)	2.93

Overview

2015 VS. 2014

Net income attributable to Dominion increased by 45% primarily due to the absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, the absence of losses related to the repositioning of Dominion’s producer services business in the first quarter of 2014, and the absence of charges related to Dominion’s Liability Manage-

ment Exercise. See Note 13 to the Consolidated Financial Statements for more information on legislation related to North Anna and offshore wind facilities. See Liquidity and Capital Resources for more information on the Liability Management Exercise.

2014 VS. 2013

Net income attributable to Dominion decreased by 23% primarily due to charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities, charges associated with Dominion’s Liability Management Exercise, and the repositioning of Dominion’s producer services business, which was completed in the first quarter of 2014. See Note 13 to the Consolidated Financial Statements for more information on legislation related to North Anna and offshore wind facilities. See Liquidity and Capital Resources for more information on the Liability Management Exercise. These decreases were partially offset by an increase in investment tax credits received, primarily from new solar projects.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

Year Ended December 31,	2015	$ Change	2014	$ Change	2013
(millions)
Operating Revenue	$11,683	$(753)	$12,436	$(684)	$13,120
Electric fuel and other energy-related purchases	2,725	(675)	3,400	(485)	3,885
Purchased electric capacity	330	(31)	361	3	358
Purchased gas	551	(804)	1,355	24	1,331
Net Revenue	8,077	757	7,320	(226)	7,546
Other operations and maintenance	2,595	(170)	2,765	306	2,459
Depreciation, depletion and amortization	1,395	103	1,292	84	1,208
Other taxes	551	9	542	(21)	563
Other income	196	(54)	250	(15)	265
Interest and related charges	904	(289)	1,193	316	877
Income tax expense	905	453	452	(440)	892
Loss from discontinued operations	—	—	—	92	(92)

An analysis of Dominion’s results of operations follows:

2015 VS. 2014

Net revenue increased 10%, primarily reflecting:

•

The absence of losses related to the repositioning of Dominion’s producer services business in the first quarter of 2014, reflecting the termination of natural gas trading and certain energy marketing activities ($313 million);

•	A $159 million increase from electric utility operations, primarily reflecting:
•	An increase from rate adjustment clauses ($225 million);
•	An increase in sales to retail customers, primarily due to a net increase in cooling degree days ($38 million); and
•	A decrease in capacity related expenses ($33 million); partially offset by
•	An $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A decrease in sales to customers due to the effect of changes in customer usage and other factors ($24 million); and
•	A decrease due to a charge based on the 2015 Biennial Review Order to refund revenues to customers ($20 million).
•	The absence of losses related to the retail electric energy marketing business which was sold in the first quarter of 2014 ($129 million);
•

A $77 million increase from merchant generation operations, primarily due to increased generation output reflecting the absence of planned outages at certain merchant generation facilities ($83 million) and additional solar generating facilities placed into service ($53 million), partially offset by lower realized prices ($58 million);

•

A $38 million increase from regulated natural gas distribution operations, primarily due to an increase in rate adjustment clause revenue related to low income assistance programs ($12 million), an increase in AMR and PIR program revenues ($24 million) and various expansion projects placed into service ($22 million); partially offset by a decrease in gathering revenues ($9 million); and

•	A $30 million increase from regulated natural gas transmission operations, primarily reflecting:
•

A $61 million increase in gas transportation and storage activities, primarily due to the addition of DCG ($62 million), decreased fuel costs ($24 million) and various expansion projects placed into service ($24 million), partially offset by decreased regulated gas sales ($46 million); and

•	A $46 million net increase primarily due to services performed for Atlantic Coast Pipeline and Blue Racer; partially offset by
•	A $61 million decrease from NGL activities, primarily due to decreased prices.

Other operations and maintenance decreased 6%, primarily reflecting:

•	The absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities ($370 million);
•	An increase in gains from agreements to convey shale development rights underneath several natural gas storage fields ($63 million);
•

A $97 million decrease in planned outage costs primarily due to a decrease in scheduled outage days at certain merchant generation facilities ($59 million) and non-nuclear utility generation facilities ($38 million); and

•	A $22 million decrease in charges related to future ash pond and landfill closure costs at certain utility generation facilities.

These decreases were partially offset by:

•	The absence of a gain on the sale of Dominion’s electric retail energy marketing business in March 2014 ($100 million), net of a $31 million write-off of goodwill;
•	An $80 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income;
•	The absence of gains on the sale of assets to Blue Racer ($59 million);
•	A $53 million increase in utility nuclear refueling outage costs primarily due to the amortization of outage costs that were previously deferred pursuant to Virginia legislation enacted in April 2014;
•	A $46 million net increase due to services performed for Atlantic Coast Pipeline and Blue Racer. These expenses are billed to these entities and do not significantly impact net income; and
•	A $22 million increase due to the acquisition of DCG.

Other income decreased 22%, primarily reflecting lower tax recoveries associated with contributions in aid of construction ($17 million), a decrease in interest income related to income taxes ($12 million), and lower net realized gains on nuclear decommissioning trust funds ($11 million).

Interest and related charges decreased 24%, primarily as a result of the absence of charges associated with Dominion’s Liability Management Exercise in 2014.

Income tax expense increased 100%, primarily reflecting higher pre-tax income.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

Outlook

Dominion’s strategy is to continue focusing on its regulated businesses while maintaining upside potential in well-positioned nonregulated businesses. The goals of this strategy are to provide EPS growth, a growing dividend and to maintain a stable credit profile. Dominion expects 80% to 90% of earnings from its primary operating segments to come from regulated and long-term contracted businesses.

In 2016, Dominion is expected to experience an increase in net income on a per share basis as compared to 2015. Dominion’s anticipated 2016 results reflect the following significant factors:

•	A return to normal weather in its electric utility operations;
•	Growth in weather-normalized electric utility sales of approximately 1%;
•	Construction and operation of growth projects in electric utility operations and associated rate adjustment clause revenue;
•

The absence of a write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015 and decreased charges related to future ash pond and landfill closure costs at certain utility generation facilities;

•	A lower effective tax rate, driven primarily by additional investment tax credits;
•	Construction and operation of growth projects in gas transmission and distribution; partially offset by
•	An increase in depreciation, depletion, and amortization;
•	Higher operating and maintenance expenses; and
•	Share dilution.

Additionally, in 2016, Dominion expects to focus on meeting new and developing environmental requirements, including by making investments in utility solar generation, particularly in Virginia.

SEGMENT RESULTS OF OPERATIONS

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit or loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

Year Ended December 31,	2015		2014		2013
	Net Income attribu- table to Dominion	Diluted EPS	Net Income attribu- table to Dominion	Diluted EPS	Net Income attribu- table to Dominion	Diluted EPS
(millions, except EPS)
DVP	$490	$0.82	$502	$0.86	$475	$0.82
Dominion Generation(1)	1,120	1.89	1,061	1.81	963	1.66
Dominion Energy(1)	680	1.15	717	1.23	711	1.23
Primary operating segments	2,290	3.86	2,280	3.90	2,149	3.71
Corporate and Other	(391)	(0.66)	(970)	(1.66)	(452)	(0.78)
Consolidated	$1,899	$3.20	$1,310	$2.24	$1,697	$2.93

(1)	Amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Energy segment.

DVP

Presented below are operating statistics related to DVP’s operations:

Year Ended December 31,	2015	% Change	2014	% Change	2013
Electricity delivered (million MWh)	83.9	—%	83.5	1%	82.4
Degree days:
Cooling	1,849	13	1,638	—	1,645
Heating	3,416	(10)	3,793	4	3,651
Average electric distribution customer accounts (thousands)(1)	2,525	1	2,500	1	2,475

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

2015 VS. 2014

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$5	$0.01
Other	(4)	—
FERC transmission equity return	36	0.06
Tax recoveries on contribution in aid of construction	(10)	(0.02)
Depreciation and amortization	(9)	(0.02)
Other operations and maintenance	(12)	(0.02)
AFUDC equity return	(6)	(0.01)
Interest expense	(5)	(0.01)
Other	(7)	(0.01)
Share dilution	—	(0.02)
Change in net income contribution	$(12)	$(0.04)

2014 VS. 2013

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$8	$0.01
Other	(1)	—
FERC transmission equity return	27	0.04
Storm damage and service restoration	13	0.02
Depreciation and amortization	(8)	(0.01)
Other	(12)	(0.02)
Change in net income contribution	$27	$0.04

Dominion Generation

Presented below are operating statistics related to Dominion Generation’s operations:

Year Ended December 31,	2015	% Change	2014	% Change	2013
Electricity supplied (million MWh):
Utility	85.2	2%	83.9	1%	82.8
Merchant(1)	26.9	8	25.0	(6)	26.6
Degree days (electric utility service area):
Cooling	1,849	13	1,638	—	1,645
Heating	3,416	(10)	3,793	4	3,651

(1)	Excludes 7.6 million MWh for 2013 related to Kewaunee, Brayton Point, Kincaid, State Line power station, Salem Harbor power station and Dominion’s equity method investment in Elwood. There are no exclusions related to these stations in 2014 or 2015.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

2015 VS. 2014

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$53	$0.09
Regulated electric sales:
Weather	19	0.03
Other	(13)	(0.02)
Rate adjustment clause equity return	20	0.03
PJM ancillary services	(15)	(0.02)
Outage costs	26	0.05
Depreciation and amortization	(32)	(0.05)
Capacity related expenses	20	0.03
Other	(19)	(0.03)
Share dilution	—	(0.03)
Change in net income contribution	$59	$0.08

2014 VS. 2013

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$64	0.11
Regulated electric sales:
Weather	13	0.02
Other	(7)	(0.01)
Rate adjustment clause equity return	(8)	(0.01)
PJM ancillary services	24	0.04
Renewable energy investment tax credits	97	0.17
Outage costs	(40)	(0.07)
AFUDC equity return	(17)	(0.03)
Salaries and benefits	(11)	(0.03)
Other	(17)	(0.04)
Change in net income contribution	$98	$0.15

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations.

Year Ended December 31,	2015	% Change	2014		% Change	2013
Gas distribution throughput (bcf):
Sales	27	(16)%	32		10%	29
Transportation	470	33	353		26	281
Heating degree days	5,666	(10)	6,330		8	5,875
Average gas distribution customer accounts (thousands)(1):
Sales	240	(2)	244		(1)	246
Transportation	1,057	—	1,052		—	1,049
Average retail energy marketing customer accounts (thousands)(1)	1,296	1	1,283	(2)	(39)	2,119

(1)	Period average.
(2)	Excludes 511 thousand average retail electric energy marketing customer accounts due to the sale of this business in March 2014.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

2015 VS. 2014

	Increase (Decrease)
	Amount		EPS
(millions, except EPS)
Gas distribution margin:
Weather	$(5)		$(0.01)
Rate adjustment clauses	16		0.03
Other	9		0.02
Assignment of shale development rights	33		0.06
Depreciation and amortization	(12)		(0.02)
Blue Racer	(39	)(1)	(0.07)
Noncontrolling interest(2)	(13)		(0.02)
Retail energy marketing operations	(11)		(0.02)
Other	(15)		(0.04)
Share dilution	—		(0.01)
Change in net income contribution	$(37)		$(0.08)

(1)	Primarily represents absence of a gain from the sale of the Northern System.
(2)	Represents the portion of earnings attributable to Dominion Midstream’s public unitholders.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

2014 VS. 2013

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Gas distribution margin:
Weather	$4	$0.01
Rate adjustment clauses	15	0.02
Other	5	0.01
Assignment of shale development rights	31	0.05
Depreciation and amortization	(8)	(0.01)
Blue Racer(1)	(1)	—
Retail energy marketing operations(2)	(20)	(0.03)
Other	(20)	(0.03)
Share dilution	—	(0.02)
Change in net income contribution	$6	$—

(1)	Includes a $24 million decrease in gains from the sale of assets.
(2)	Excludes earnings from Retail electric energy marketing, which was sold in March 2014.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2015	2014	2013
(millions, except EPS amounts)
Specific items attributable to operating segments	$(136)	$(544)	$(184)
Specific items attributable to Corporate and Other segment	(5)	(149)	—
Total specific items	(141)	(693)	(184)
Other corporate operations	(250)	(277)	(268)
Total net expense	$(391)	$(970)	$(452)
EPS impact	$(0.66)	$(1.66)	$(0.78)

TOTAL SPECIFIC ITEMS

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments’ performance or allocating resources among the segments. See Note 25 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and other also includes specific items attributable to the Corporate and Other segment. In 2014, this primarily included $174 million in after-tax charges associated with Dominion’s Liability Management Exercise.

VIRGINIA POWER

RESULTS OF OPERATIONS

Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2015	$ Change	2014	$ Change	2013
(millions)
Net Income	$1,087	$229	$858	$(280)	$1,138

Overview

2015 VS. 2014

Net income increased by 27% primarily due to the absence of charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

2014 VS. 2013

Net income decreased by 25% primarily due to charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2015	$ Change	2014	$ Change	2013
(millions)
Operating Revenue	$7,622	$43	$7,579	$284	$7,295
Electric fuel and other energy-related purchases	2,320	(86)	2,406	102	2,304
Purchased electric capacity	330	(30)	360	2	358
Net Revenue	4,972	159	4,813	180	4,633
Other operations and maintenance	1,634	(282)	1,916	465	1,451
Depreciation and amortization	953	38	915	62	853
Other taxes	264	6	258	9	249
Other income	68	(25)	93	7	86
Interest and related charges	443	32	411	42	369
Income tax expense	659	111	548	(111)	659

An analysis of Virginia Power’s results of operations follows:

2015 VS. 2014

Net revenue increased 3%, primarily reflecting:

•	An increase from rate adjustment clauses ($225 million);
•	An increase in sales to retail customers, primarily due to a net increase in cooling degree days ($38 million); and
•	A decrease in capacity related expenses ($33 million); partially offset by
•	An $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;
•	A decrease in sales to customers due to the effect of changes in customer usage and other factors ($24 million); and
•	A decrease due to a charge based on the 2015 Biennial Review Order to refund revenues to customers ($20 million).

Other operations and maintenance decreased 15%, primarily reflecting:

•

The absence of $370 million in charges associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities; and

•	A $38 million decrease in planned outage costs primarily due to a decrease in scheduled outage days at certain non-nuclear utility generation facilities.

These decreases were partially offset by:

•	An $80 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income; and
•	A $53 million increase in utility nuclear refueling outage costs primarily due to the amortization of outage costs that were previously deferred pursuant to Virginia legislation enacted in April 2014.

Other income decreased 27%, primarily reflecting lower tax recoveries associated with contributions in aid of construction.

Income tax expense increased 20%, primarily reflecting higher pre-tax income.

2014 VS. 2013

Net revenue increased 4%, primarily reflecting increases from rate adjustment clauses ($132 million) and sales to customers due to an increase in heating degree days ($34 million).

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

DOMINION GAS

RESULTS OF OPERATIONS

Presented below is a summary of Dominion Gas’ consolidated results:

Year Ended December 31,	2015	$ Change	2014	$ Change	2013
(millions)
Net Income	$457	$(55)	$512	$51	$461

Overview

2015 VS. 2014

Net income decreased by 11% primarily due to the absence of gains on the indirect sale of assets to Blue Racer, a decrease in income from NGL activities and higher interest expense, partially offset by increased gains from agreements to convey shale development rights underneath several natural gas storage fields.

2014 VS. 2013

Net income increased by 11% primarily due to the absence of impairment charges for certain natural gas infrastructure assets and increased gains due to assignments of Marcellus acreage, partially offset by decreased gains on sales of assets to related parties.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Gas’ results of operations:

Year Ended December 31,	2015	$ Change	2014	$ Change	2013
(millions)
Operating Revenue	$1,716	$(182)	$1,898	$(39)	$1,937
Purchased gas	133	(182)	315	(8)	323
Other energy-related purchases	21	(19)	40	(53)	93
Net Revenue	1,562	19	1,543	22	1,521
Other operations and maintenance	390	52	338	(85)	423
Depreciation and amortization	217	20	197	9	188
Other taxes	166	9	157	9	148
Other income	24	2	22	(6)	28
Interest and related charges	73	46	27	(1)	28
Income tax expense	283	(51)	334	33	301

An analysis of Dominion Gas’ results of operations follows:

2015 VS. 2014

Net revenue increased 1%, primarily reflecting:

•

A $43 million increase from regulated natural gas distribution operations, primarily due to an increase in AMR and PIR program revenues ($24 million) and various expansion projects placed into service ($22 million); partially offset by

•	A $27 million decrease from regulated natural gas transmission operations, primarily reflecting:
•	A $62 million decrease from NGL activities, primarily due to decreased prices; partially offset by
•

A $2 million increase in gas transportation and storage activities, primarily due to decreased fuel costs ($24 million) and various expansion projects placed into service ($24 million), partially offset by decreased regulated gas sales ($46 million); and

•

A $33 million net increase in other revenue primarily due to services performed for Atlantic Coast Pipeline and Blue Racer ($47 million), partially offset by a decrease in non-regulated gas sales ($8 million) and decreased farmout revenues ($6 million).

Other operations and maintenance increased 15%, primarily reflecting:

•	A $47 million net increase due to services performed for Atlantic Coast Pipeline and Blue Racer. These expenses are billed to these entities and do not significantly impact net income; and
•	The absence of gains on the sale of assets to Blue Racer ($59 million); partially offset by
•	An increase in gains from agreements to convey shale development rights underneath several natural gas storage fields ($63 million).

Depreciation and amortization increased 10% primarily due to various expansion projects placed into service.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest and related charges increased $46 million, primarily due to higher long-term debt interest expense resulting from debt issuances in December 2014.

Income tax expense decreased 15% primarily reflecting lower pre-tax income.

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

At December 31, 2015, Dominion had $932 million of unused capacity under its credit facilities. See additional discussion below under Credit Facilities and Short-Term Debt.

A summary of Dominion’s cash flows is presented below:

Year Ended December 31,	2015	2014	2013
(millions)
Cash and cash equivalents at beginning of year	$318	$316	$248
Cash flows provided by (used in):
Operating activities	4,475	3,439	3,433
Investing activities	(6,503)	(5,181)	(3,458)
Financing activities	2,317	1,744	93
Net increase in cash and cash equivalents	289	2	68
Cash and cash equivalents at end of year	$607	$318	$316

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased $1.0 billion, primarily due to the absence of losses related to the repositioning of Dominion’s producer services business in 2014, higher deferred fuel cost recoveries in its Virginia jurisdiction, higher revenue from rate adjustment clauses, lower outage costs and the absence of losses related to the retail electric energy marketing business in 2014.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In

December 2015, Dominion’s Board of Directors affirmed the dividend policy it set in February 2015 targeting a payout ratio of 70-75%, and established an annual dividend rate for 2016 of $2.80 per share of common stock, an 8.1% increase over the 2015 rate. Dividends are subject to declaration by the Board of Directors. In January 2016, Dominion’s Board of Directors declared dividends payable in March 2016 of 70 cents per share of common stock.

Dominion’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, and which are discussed in Item 1A. Risk Factors.

CREDIT RISK

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of December 31, 2015 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$103	$48	$55
Non-investment grade(2)	2	—	2
No external ratings:
Internally rated-investment grade(3)	14	—	14
Internally rated-non-investment grade(4)	30	—	30
Total	$149	$48	$101

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 45% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 14% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 20% of the total net credit exposure.

Investing Cash Flows

In 2015, net cash used in Dominion’s investing activities increased $1.3 billion, primarily due to Dominion’s acquisition of DCG in 2015, an increase in acquisitions of solar development projects in 2015, and the absence of proceeds from the sale of Dominion’s electric retail energy marketing business in 2014.

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

In 2015, net cash provided by Dominion’s financing activities increased $573 million, primarily due to the issuance of common stock through an at-the-market program, proceeds from the sale of interest in merchant solar projects and the absence of subsidiary preferred stock redemption in 2014, partially offset by the absence of proceeds from the issuance of Dominion Midstream common units in 2014.

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

CREDIT FACILITIES AND SHORT-TERM DEBT

Dominion uses short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In January 2016, Dominion expanded its short-term funding resources through a $1.0 billion increase to one of its joint revolving credit facility limits. In addition, Dominion utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by commodity prices, hedging levels, Dominion’s credit ratings and the credit quality of its counterparties.

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

Dominion’s commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

December 31, 2015	Facility Limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)(2)	$4,000	$3,353		$—	$647
Joint revolving credit facility(1)	500	156		59	285
Total	$4,500	$3,509	(3)	$59	$932

(1)	These credit facilities mature in April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.
(2)	In January 2016, this facility limit was increased from $4.0 billion to $5.0 billion.
(3)	The weighted-average interest rate of the outstanding commercial paper supported by Dominion’s credit facilities was 0.62% at December 31, 2015.

SHORT-TERM NOTES

In November 2014, Dominion issued $400 million of private placement short-term notes that matured and were repaid in November 2015 and bore interest at a variable rate. The proceeds were used for general corporate purposes.

In November 2015, Dominion issued $400 million of private placement short-term notes that mature in May 2016 and bear interest at a variable rate. In December 2015, Dominion issued an additional $200 million of the variable rate short-term notes that mature in May 2016. The proceeds were used for general corporate purposes.

In February 2016, Dominion purchased and cancelled $100 million of the variable rate short-term notes that would have otherwise matured in May 2016 using the proceeds from the February 2016 issuance of senior notes that mature in 2018. As a result, at December 31, 2015, $100 million of the notes were included in long-term debt in the Consolidated Balance Sheets.

LONG-TERM DEBT

During 2015, Dominion issued the following long-term debt:

Type	Principal	Rate	Maturity
	(millions)
Senior notes	$500	1.90%	2018
Senior notes	700	2.80%	2020
Senior notes	350	3.10%	2025
Senior notes	650	3.90%	2025
Senior notes	350	4.20%	2045
Total notes issued	$2,550

In August 2015, Virginia Power remarketed five series of tax-exempt bonds, with an aggregate outstanding principal of $412 million to new investors. Two of the bonds will bear interest at a coupon rate of 1.75% until May 2019 after which they will bear interest at a market rate to be determined at that time. Three of the bonds will bear interest at a coupon rate of 2.15% until September 2020 after which they will bear interest at a market rate to be determined at that time. Previously, interest on all of the remarketed bonds was variable and reset monthly. This remarketing was accounted for as a debt extinguishment with the previous investors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

During 2015, Dominion repaid and repurchased $892 million of long-term debt.

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

During 2015, Dominion issued 4.2 million shares of common stock totaling $295 million through employee savings plans, direct stock purchase and dividend reinvestment plans and other employee and director benefit plans. Dominion received cash proceeds of $284 million from the issuance of 4.1 million of such shares through Dominion Direct® and employee savings plans.

During 2015, Dominion issued 6.8 million shares of common stock and received cash proceeds of $499 million, net of fees and commissions paid of $3 million, through an at-the-market program and a registered underwritten public offering. See Note 19 to the Consolidated Financial Statements for a description of the at-the-market program and public offering.

During 2016, Dominion plans to issue shares for employee savings plans, direct stock purchase and dividend reinvestment plans, stock purchase contracts and to finance the Questar Combination. See Note 17 to the Consolidated Financial Statements for a description of common stock to be issued by Dominion for stock purchase contracts.

REPURCHASE OF COMMON STOCK

Dominion did not repurchase any shares in 2015 and does not plan to repurchase shares during 2016, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not count against its stock repurchase authorization.

PURCHASE OF DOMINION MIDSTREAM UNITS

In September 2015, Dominion initiated a program to purchase from the market up to $50 million of common units representing limited partner interests in Dominion Midstream. The common units may be acquired by Dominion over the 12 month period following commencement of the program at the discretion of management. Through December 31, 2015, Dominion purchased approximately 887,000 common units for $25 million. In the first quarter of 2016, Dominion purchased approximately 377,000 additional common units for approximately $10 million. At February 23, 2016, Dominion still has the ability to purchase up to $15 million of common units under the program.

PROPOSED ACQUISITION OF QUESTAR

Under the terms of the Questar Combination announced in February 2016, Dominion has agreed to pay Questar shareholders $25 per share, totaling approximately $4.4 billion as well as assume Questar’s outstanding debt, currently approximately $1.6 billion, which is expected to remain outstanding following the merger. Additionally, Dominion entered into agreements with several of its lending banks pursuant to which they have commit-

ted to provide temporary debt financing consisting of a $3.9 billion acquisition facility. Dominion intends to permanently finance the transaction in a manner that supports its existing credit ratings targets by issuing a combination of common stock, mandatory convertibles (including RSNs) and debt at Dominion and indirectly through an issuance of common units at Dominion Midstream, the proceeds of which will be applied to pay Dominion for certain assets of Questar, which are expected to be contributed to Dominion Midstream. Subject to receipt of Questar shareholder and any required regulatory approvals and meeting closing conditions, Dominion targets closing by the end of 2016.

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

In November 2014, Standard & Poor’s changed Dominion’s rating outlook to negative from stable. In February 2016, Standard & Poor’s lowered the following ratings for Dominion: issuer to BBB+ from A-, senior unsecured debt securities to BBB from BBB+ and junior/remarketable subordinated debt securities to BBB- from BBB. In addition, Standard & Poor’s affirmed Dominion’s commercial paper rating of A-2 and revised its outlook to stable from negative.

Credit ratings as of February 23, 2016 follow:

	Fitch	Moody’s	Standard & Poor’s
Dominion
Issuer	BBB+	Baa2	BBB+
Senior unsecured debt securities	BBB+	Baa2	BBB
Junior/remarketable subordinated debt securities	BBB-	Baa3	BBB-
Commercial paper	F2	P-2	A-2

As of February 23, 2016, Fitch, Moody’s and Standard & Poor’s maintained a stable outlook for their respective ratings of Dominion.

A downgrade in an individual company’s credit rating does not necessarily restrict its ability to raise short-term and long-term financing as long as its credit rating remains investment grade, but it could result in an increase in the cost of borrowing. Dominion works closely with Fitch, Moody’s and Standard & Poor’s with the objective of achieving its targeted credit ratings. Dominion may find it necessary to modify its business plan to maintain or achieve appropriate credit ratings and such changes may adversely affect growth and EPS.

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
•

Performance obligations, audits/inspections, continuation of the basic nature of business, restrictions on certain matters related to merger or consolidation and restrictions on disposition of all or substantially all assets;

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

As of December 31, 2015, the calculated total debt to total capital ratio, pursuant to the terms of the agreements, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion	65%	61%

(1)	Indebtedness as defined by the bank agreements excludes junior subordinated and remarketable subordinated notes reflected as long-term debt as well as AOCI reflected as equity in the Consolidated Balance Sheets.

If Dominion or any of its material subsidiaries fails to make payment on various debt obligations in excess of $100 million, the lenders could require the defaulting company, if it is a borrower under Dominion’s credit facilities, to accelerate its repayment of any outstanding borrowings and the lenders could terminate their commitments, if any, to lend funds to that company under the credit facilities. In addition, if the defaulting company is Virginia Power, Dominion’s obligations to repay any outstanding borrowing under the credit facilities could also be accelerated and the lenders’ commitments to Dominion could terminate.

Dominion executed RCCs in connection with its issuance of the following hybrid securities:

•	June 2006 hybrids;
•	September 2006 hybrids; and
•	June 2009 hybrids.

In October 2014, Dominion redeemed all of the June 2009 hybrids. The redemption was conducted in compliance with the RCC. See Note 17 to the Consolidated Financial Statements for additional information, including terms of the RCCs.

At December 31, 2015, the termination dates and covered debt under the RCCs associated with Dominion’s hybrids were as follows:

Hybrid	RCC Termination Date	Designated Covered Debt Under RCC
June 2006 hybrids	6/30/2036	September 2006 hybrids
September 2006 hybrids	9/30/2036	June 2006 hybrids

Dominion monitors these debt covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2015, there have been no events of default under or changes to Dominion’s debt covenants.

Dividend Restrictions

Certain agreements associated with Dominion’s credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict Dominion’s ability to pay dividends or receive dividends from its subsidiaries at December 31, 2015.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

CONTRACTUAL OBLIGATIONS

Dominion is party to numerous contracts and arrangements obligating it to make cash payments in future years. These contracts include financing arrangements such as debt agreements and leases, as well as contracts for the purchase of goods and services and financial derivatives. Presented below is a table summarizing cash payments that may result from contracts to which Dominion is a party as of December 31, 2015. For purchase obligations and other liabilities, amounts are based upon contract terms, including fixed and minimum quantities to be purchased at fixed or market-based prices. Actual cash payments will be based upon actual quantities purchased and prices paid and will likely differ from amounts presented below. The table excludes all amounts classified as current liabilities in the Consolidated Balance Sheets, other than current maturities of long-term debt, interest payable and certain derivative instruments. The majority of Dominion’s current liabilities will be paid in cash in 2016.

	2016	2017- 2018	2019- 2020	2021 and thereafter	Total
(millions)
Long-term debt(1)	$1,926	$3,279	$4,250	$16,018	$25,473
Interest payments(2)	1,071	1,863	1,579	11,719	16,232
Leases(3)	67	116	68	153	404
Purchase obligations(4):
Purchased electric capacity for utility operations	249	261	117	46	673
Fuel commitments for utility operations	1,183	1,270	523	1,645	4,621
Fuel commitments for nonregulated operations	94	165	87	159	505
Pipeline transportation and storage	202	351	306	1,237	2,096
Other(5)	1,884	157	15	6	2,062
Other long-term liabilities(6):
Other contractual obligations(7)	120	81	15	10	226
Total cash payments	$6,796	$7,543	$6,960	$30,993	$52,292

(1)	Based on stated maturity dates rather than the earlier redemption dates that could be elected by instrument holders. In February 2016, Dominion purchased and cancelled $100 million of variable rate short-term notes that would have otherwise matured in May 2016 using the proceeds from the February 2016 issuance of senior notes that mature in 2018. As a result, at December 31, 2015, $100 million of the notes were included in long-term debt in the Consolidated Balance Sheets.
(2)	Includes interest payments over the terms of the debt and payments on related stock purchase contracts. Interest is calculated using the applicable interest rate or forward interest rate curve at December 31, 2015 and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 17 to the Consolidated Financial Statements. Does not reflect Dominion’s ability to defer interest and stock purchase contract payments on junior subordinated notes or RSNs and equity units, initially in the form of Corporate Units.
(3)	Primarily consists of operating leases.
(4)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.
(5)	Includes capital, operations, and maintenance commitments.
(6)	Excludes regulatory liabilities, AROs and employee benefit plan obligations, which are not contractually fixed as to timing and amount. See Notes 12, 14 and 21 to the Consolidated Financial Statements. Due to uncertainty about the timing and amounts that will ultimately be paid, $67 million of income taxes payable associated with unrecognized tax benefits are excluded. Deferred income taxes are also excluded since cash payments are based primarily on taxable income for each discrete fiscal year. See Note 5 to the Consolidated Financial Statements.
(7)	Includes interest rate swap agreements.

PLANNED CAPITAL EXPENDITURES

Dominion’s planned capital expenditures are expected to total approximately $6.9 billion, $4.9 billion and $4.3 billion in 2016, 2017 and 2018, respectively. Dominion’s planned expenditures include construction and expansion of electric generation and natural gas transmission and storage facilities, construction improvements and expansion of electric transmission and distribution assets, purchases of nuclear fuel, the construction of the Liquefaction Project and funding of Dominion’s portion of the Atlantic Coast Pipeline Project.

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

See DVP, Dominion Generation and Dominion Energy-Properties in Item 1. Business for a discussion of Dominion’s expansion plans.

These estimates are based on a capital expenditures plan reviewed and endorsed by Dominion’s Board of Directors in late 2015 and are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates. Dominion may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

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

FUTURE ISSUES AND OTHER MATTERS

See Item 1. Business and Notes 13 and 22 to the Consolidated Financial Statements for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

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

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Dominion incurred $190 million, $192 million and $182 million of expenses (including depreciation) during 2015, 2014, and 2013 respectively, in connection with environmental protection and monitoring activities, excluding charges related to ash pond and landfill closure costs, and expects these expenses to be approximately $186 million and $187 million in 2016 and 2017, respectively. In addition, capital expenditures related to environmental controls were $59 million, $101 million, and $64 million for 2015, 2014 and 2013, respectively. These expenditures are expected to be approximately $85 million and $113 million for 2016 and 2017, respectively.

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

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The new rule requires states to impose standards of performance limits for existing fossil fuel-fired electric generating units or equivalent statewide intensity-based or mass-based CO2 binding goals or limits. States are required to submit interim plans to the EPA by September 2016 identifying how they will comply with the rule, with final plans due by September 2018. The EPA also proposed a federal plan and model trading rules that, when finalized, states can adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA. Virginia Power’s most recent integrated resources plan filed in July 2015 includes four alternative plans that represent plausible compliance strategies with the rule as proposed, and which include additional coal unit retirements and additional low or zero-carbon resources. The final rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. In February 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan until the disposition of the petitions challenging the rule now before the Court of Appeals, and, if such petitions are filed in the future, before the U.S. Supreme Court. Dominion does not know whether these legal challenges will impact the submittal deadlines for the state implementation plans. Subsequent to the stay, Virginia has announced that it will continue development of a state plan. Unless the rule survives the court challenges and until the state plans are developed and the EPA approves the plans, Dominion cannot predict the potential financial statement impacts but believes the potential expenditures to comply could be material.

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

In December 2015, the EPA published a proposed revision to CSAPR. The proposal substantially reduces the CSAPR Phase II ozone season NOX emission caps in 23 states including Virginia, West Virginia and North Carolina, relative to the Phase II caps under the current CSAPR rule, that would take effect beginning with the 2017 ozone season. The proposed reductions in state ozone season NOX caps would in turn reduce, by approximately 55% overall, the number of allowances Dominion electric generating units will receive under the CSAPR ozone season NOX program beginning with the 2017 May - September ozone season. In addition, the EPA is proposing to discount the use of banked Phase I allowances for compliance in Phase II by applying either a 2:1 or 4:1 surrender ratio. Until the proposal is finalized, Dominion is unable to predict with certainty the impact to future CSAPR ozone season allowance streams and to what extent the rule may require additional controls. The EPA expects to issue a final revision to CSAPR in August 2016.

In April 2014, the Pennsylvania Department of Environmental Protection issued proposed regulations to reduce NOX and VOC emissions from combustion sources. The regulations are expected to be finalized in the second quarter of 2016. To comply with the regulations, Dominion Gas anticipates installing emission control systems on existing engines at several compressor stations in Pennsylvania. Until the regulations are finalized, Dominion Gas cannot estimate the potential impacts on results of operations, financial condition, and/or cash flows related to this matter.

Climate Change

In December 2015, the Paris Agreement was formally adopted under the United Nations Framework Convention on Climate Change. The accord establishes a universal framework for addressing GHG emissions involving actions by all nations through the concept of nationally determined contributions in which each nation defines the GHG commitment it can make and sets in place a process for increasing those commitments every five years. It also contains a global goal of holding the increase in the global average temperature to well below 2 degrees Celsius above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5 degrees Celsius above pre-industrial levels and to aim to reach global peaking of GHG emissions as soon as possible.

A key element of the initial U.S. nationally determined contributions of achieving a 26% to 28% reduction below 2005 levels by 2025 is the implementation of the Clean Power Plan, which establishes interim emission reduction targets for fossil fuel-fired electric generating units over the period 2022 through

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

2029 with final targets to be achieved by 2030. The EPA estimates that the Clean Power Plan will result in a nationwide reduction in CO2 emissions from fossil fuel-fired electric generating units of 32% from 2005 levels by 2030.

Dodd-Frank Act

The Dodd-Frank Act was enacted into law in July 2010 in an effort to improve regulation of financial markets. The CEA, as amended by Title VII of the Dodd-Frank Act, requires certain over-the counter derivatives, or swaps, to be cleared through a derivatives clearing organization and, if the swap is subject to a clearing requirement, to be executed on a designated contract market or swap execution facility. Non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as end users, may elect the end-user exception to the CEA’s clearing requirements. Dominion has elected to exempt its swaps from the CEA’s clearing requirements. The CFTC may continue to adopt final rules and implement provisions of the Dodd-Frank Act through its ongoing rulemaking process, including rules regarding margin requirements for non-cleared swaps. If, as a result of the rulemaking process, Dominion’s derivative activities are not exempted from clearing, exchange trading or margin requirements, it could be subject to higher costs due to decreased market liquidity or increased margin payments. In addition, Dominion’s swap dealer counterparties may attempt to pass-through additional trading costs in connection with the implementation of, and compliance with, Title VII of the Dodd-Frank Act. Due to the ongoing rulemaking process, Dominion is currently unable to assess the potential impact of the Dodd-Frank Act’s derivative-related provisions on its financial condition, results of operations or cash flows.

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

A hypothetical 10% increase in commodity prices of Dominion’s commodity-based financial derivative instruments would have resulted in a decrease in fair value of $62 million and $101 million as of December 31, 2015 and 2014, respectively. The decline in sensitivity is largely due to decreased commodity derivative activity and lower commodity prices.

A hypothetical 10% increase in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s commodity-based financial derivatives as of December 31, 2015 or 2014.

A hypothetical 10% increase in commodity prices of Dominion Gas’ commodity-based financial derivative instruments would have resulted in a decrease in fair value of $5 million and $2 million as of December 31, 2015 and 2014, respectively. The increase in sensitivity is largely due to an increase in commodity derivative volume.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in annual earnings at December 31, 2015 or 2014.

The Companies may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of December 31, 2015, Dominion, Virginia Power and Domin-

ion Gas had $4.6 billion, $2.0 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $71 million, $52 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2015. As of December 31, 2014, Dominion, Virginia Power and Dominion Gas had $4.1 billion, $1.5 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $46 million, $25 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2014.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $184 million and $176 million in 2015 and 2014, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains of $157 million in 2015, and a net increase in unrealized gains of $172 million in 2014.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $88 million and $77 million in 2015 and 2014, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains of $76 million in 2015, and a net increase in unrealized gains of $87 million in 2014.

Dominion sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power and Dominion Gas employees participate in these plans. Dominion’s pension and other postretirement plan assets experienced aggregate actual losses of $72 million in 2015 and aggregate actual returns of $706 million in 2014, versus expected returns of $648 million and $610 million, respectively. Dominion Gas’ pension and other postretirement plan assets for employees represented by collective bargaining units experienced aggregate actual losses of $13 million in 2015 and aggregate actual returns of $157 million in 2014, versus expected returns of $150 million and $138 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion’s plan assets would result in an increase in net periodic cost of $16 million and $15 million as of December 31, 2015 and 2014, respectively, for pension benefits and $3 million as of both December 31, 2015 and 2014, for other postretirement benefits. A hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion Gas’ plan assets, for employees represented by collective bargaining units, would result in an increase in net periodic cost of $4 million as of both December 31, 2015 and 2014 for pension benefits and $1 million as of both December 31, 2015 and 2014, for other postretirement benefits.

Risk Management Policies

The Companies have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power and Dominion Gas. Dominion maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and the Companies’ December 31, 2015 provision for credit losses, management believes that it is unlikely that a material adverse effect on the Companies’ financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dominion Resources, Inc.

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Dominion Resources, Inc. and subsidiaries (“Dominion”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Dominion’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dominion Resources, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dominion’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on Dominion’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 26, 2016

Dominion Resources, Inc.

Consolidated Statements of Income

Year Ended December 31,	2015	2014	2013
(millions, except per share amounts)

Operating Revenue	$11,683	$12,436	$13,120
Operating Expenses
Electric fuel and other energy-related purchases	2,725	3,400	3,885
Purchased electric capacity	330	361	358
Purchased gas	551	1,355	1,331
Other operations and maintenance	2,595	2,765	2,459
Depreciation, depletion and amortization	1,395	1,292	1,208
Other taxes	551	542	563
Total operating expenses	8,147	9,715	9,804
Income from operations	3,536	2,721	3,316
Other income	196	250	265
Interest and related charges	904	1,193	877
Income from continuing operations including noncontrolling interests before income taxes	2,828	1,778	2,704
Income tax expense	905	452	892
Income from continuing operations including noncontrolling interests	1,923	1,326	1,812
Loss from discontinued operations(1)	—	—	(92)
Net income including noncontrolling interests	1,923	1,326	1,720
Noncontrolling interests	24	16	23
Net income attributable to Dominion	1,899	1,310	1,697
Amounts attributable to Dominion:
Income from continuing operations, net of tax	1,899	1,310	1,789
Loss from discontinued operations, net of tax	—	—	(92)
Net income attributable to Dominion	1,899	1,310	1,697
Earnings Per Common Share-Basic:
Income from continuing operations	$3.21	$2.25	$3.09
Loss from discontinued operations	—	—	(0.16)
Net income attributable to Dominion	$3.21	$2.25	$2.93
Earnings Per Common Share-Diluted:
Income from continuing operations	$3.20	$2.24	$3.09
Loss from discontinued operations	—	—	(0.16)
Net income attributable to Dominion	$3.20	$2.24	$2.93
Dividends declared per common share	$2.59	$2.40	$2.25

(1)	Includes income tax benefit of $43 million in 2013.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2015	2014	2013
(millions)

Net income including noncontrolling interests	$1,923	$1,326	$1,720
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(74), $(20) and $161 tax	110	17	(243)
Changes in unrealized net gains on investment securities, net of $23, $(59) and $(136) tax	6	128	203
Changes in net unrecognized pension and other postretirement benefit costs, net of $29, $189 and $(341) tax	(66)	(305)	516
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $68, $(59) and $(53) tax	(108)	93	77
Net realized gains on investment securities, net of $29, $33 and $35 tax	(50)	(54)	(55)
Net pension and other postretirement benefit costs, net of $(35), $(24) and $(39) tax	51	33	55
Changes in other comprehensive loss from equity method investees, net of $1, $3 and $—tax	(1)	(4)	—
Total other comprehensive income (loss)	(58)	(92)	553
Comprehensive income including noncontrolling interests	1,865	1,234	2,273
Comprehensive income attributable to noncontrolling interests	24	16	23
Comprehensive income attributable to Dominion	$1,841	$1,218	$2,250

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Balance Sheets

At December 31,	2015	2014
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$607	$318
Customer receivables (less allowance for doubtful accounts of $32 and $34)	1,200	1,514
Other receivables (less allowance for doubtful accounts of $2 and $3)	169	119
Inventories:
Materials and supplies	902	923
Fossil fuel	381	413
Gas stored	65	74
Derivative assets	255	536
Margin deposit assets	16	287
Prepayments	198	167
Deferred income taxes	—	800
Regulatory assets	351	347
Other	47	117
Total current assets	4,191	5,615
Investments
Nuclear decommissioning trust funds	4,183	4,196
Investment in equity method affiliates	1,320	1,081
Other	271	284
Total investments	5,774	5,561
Property, Plant and Equipment
Property, plant and equipment	57,776	51,406
Accumulated depreciation, depletion and amortization	(16,222)	(15,136)
Total property, plant and equipment, net	41,554	36,270
Deferred Charges and Other Assets
Goodwill	3,294	3,044
Pension and other postretirement benefit assets	943	956
Intangible assets, net	570	570
Regulatory assets	1,865	1,642
Other	606	669
Total deferred charges and other assets	7,278	6,881
Total assets	$58,797	$54,327

At December 31,	2015	2014
(millions)

LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,826	$1,375
Short-term debt	3,509	2,775
Accounts payable	726	952
Accrued interest, payroll and taxes	515	566
Derivative liabilities	312	591
Other(1)	1,232	939
Total current liabilities	8,120	7,198
Long-Term Debt
Long-term debt	20,172	18,348
Junior subordinated notes	1,358	1,374
Remarketable subordinated notes	2,086	2,083
Total long-term debt	23,616	21,805
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,414	7,444
Asset retirement obligations	1,887	1,633
Pension and other postretirement benefit liabilities	1,199	1,296
Regulatory liabilities	2,285	1,991
Other	674	1,003
Total deferred credits and other liabilities	13,459	13,367
Total liabilities	45,195	42,370
Commitments and Contingencies (see Note 22)
Equity
Common stock-no par(2)	6,680	5,876
Retained earnings	6,458	6,095
Accumulated other comprehensive loss	(474)	(416)
Total common shareholders’ equity	12,664	11,555
Noncontrolling interests	938	402
Total equity	13,602	11,957
Total liabilities and equity	$58,797	$54,327

(1)	See Note 3 for amounts attributable to related parties.
(2)	1 billion shares authorized; 596 million shares and 585 million shares outstanding at December 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Statements of Equity

	Common Stock		Dominion Shareholders
	Shares	Amount	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions)

December 31, 2012	576	$5,655	$5,790		$(877)	$10,568	$57	$10,625
Net income including noncontrolling interests			1,714			1,714	6	1,720
Issuance of stock-employee and direct stock purchase plans	4	278				278		278
Stock awards (net of change in unearned compensation)		12				12		12
Other stock issuances(1)	1	7				7		7
Present value of stock purchase contract payments related to RSNs(2)		(154)	(2)			(156)		(156)
Fairless lease buyout		(15)				(15)	(57)	(72)
Dividends			(1,319	)(3)		(1,319)	(6)	(1,325)
Other comprehensive income, net of tax					553	553		553
December 31, 2013	581	5,783	6,183		(324)	11,642	—	11,642
Net income including noncontrolling interests			1,323			1,323	3	1,326
Issuance of Dominion Midstream common units, net of offering costs						—	392	392
Issuance of stock-employee and direct stock purchase plans	3	205				205		205
Stock awards (net of change in unearned compensation)		14				14		14
Other stock issuances(4)	1	14				14		14
Present value of stock purchase contract payments related to RSNs(2)		(143)				(143)		(143)
Dividends			(1,411	)(3)		(1,411)		(1,411)
Other comprehensive loss, net of tax					(92)	(92)		(92)
Other		3				3	7	10
December 31, 2014	585	5,876	6,095		(416)	11,555	402	11,957
Net income including noncontrolling interests			1,899			1,899	24	1,923
Dominion Midstream’s acquisition of interest in Iroquois						—	216	216
Acquisition of Four Brothers and Three Cedars						—	47	47
Contributions from SunEdison to Four Brothers and Three Cedars						—	103	103
Sale of interest in merchant solar projects		26				26	179	205
Purchase of Dominion Midstream common units		(6)				(6)	(19)	(25)
Issuance of common stock	11	786				786		786
Stock awards (net of change in unearned compensation)		13				13		13
Dividends			(1,536)			(1,536)		(1,536)
Dominion Midstream distributions						—	(16)	(16)
Other comprehensive loss, net of tax					(58)	(58)		(58)
Other		(15)				(15)	2	(13)
December 31, 2015	596	$6,680	$6,458		$(474)	$12,664	$938	$13,602

(1)	Primarily includes $28 million in shares issued in excess of principal amounts related to converted securities, net of reclassification from other paid-in capital. See Note 17 for further information on convertible securities.
(2)	See Note 17 for further information.
(3)	Includes subsidiary preferred dividends related to noncontrolling interests of $13 million and $17 million in 2014 and 2013, respectively.
(4)	Contains shares issued in excess of principal amounts related to converted securities. See Note 17 for further information on convertible securities.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements

Dominion Resources, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2015	2014	2013
(millions)

Operating Activities
Net income including noncontrolling interests	$1,923	$1,326	$1,720
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,669	1,560	1,390
Deferred income taxes and investment tax credits	854	449	737
Gains on the sale of assets and businesses	(123)	(220)	(122)
Charges associated with North Anna and offshore wind legislation	—	374	—
Charges associated with Liability Management Exercise	—	284	—
Charges associated with future ash pond and landfill closure costs	99	121	—
Other adjustments	(42)	(113)	(86)
Changes in:
Accounts receivable	294	131	(98)
Inventories	(26)	(43)	(29)
Deferred fuel and purchased gas costs, net	94	(180)	102
Prepayments	(25)	24	123
Accounts payable	(199)	(202)	50
Accrued interest, payroll and taxes	(52)	(41)	(27)
Margin deposit assets and liabilities	237	361	(414)
Other operating assets and liabilities	(228)	(392)	87
Net cash provided by operating activities	4,475	3,439	3,433
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(5,575)	(5,345)	(4,065)
Acquisition of solar development projects	(418)	(206)	(39)
Acquisition of DCG	(497)	—	—
Proceeds from sales of securities	1,340	1,235	1,476
Purchases of securities	(1,326)	(1,241)	(1,493)
Proceeds from the sale of Brayton Point, Kincaid and equity method investment in Elwood	—	—	465
Proceeds from the sale of electric retail energy marketing business	—	187	—
Proceeds from Blue Racer	—	85	160
Proceeds from assignments of shale development rights	79	60	18
Other	(106)	44	20
Net cash used in investing activities	(6,503)	(5,181)	(3,458)
Financing Activities
Issuance (repayment) of short-term debt, net	734	848	(485)
Issuance of short-term notes	600	400	400
Repayment of short-term notes	(400)	(400)	(400)
Issuance and remarketing of long-term debt	2,962	6,085	4,135
Repayment and repurchase of long-term debt, including redemption premiums	(892)	(3,993)	(1,245)
Repayment of junior subordinated notes	—	—	(258)
Acquisition of Juniper noncontrolling interest in Fairless	—	—	(923)
Net proceeds from issuance of Dominion Midstream common units	—	392	—
Contributions from SunEdison to Four Brothers and Three Cedars	103	—	—
Proceeds from sale of interest in merchant solar projects	184	—	—
Subsidiary preferred stock redemption	—	(259)	—
Issuance of common stock	786	205	278
Common dividend payments	(1,536)	(1,398)	(1,302)
Subsidiary preferred dividend payments	—	(11)	(17)
Other	(224)	(125)	(90)
Net cash provided by financing activities	2,317	1,744	93
Increase in cash and cash equivalents	289	2	68
Cash and cash equivalents at beginning of year	318	316	248
Cash and cash equivalents at end of year	$607	$318	$316
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$843	$889	$852
Income taxes	75	72	56
Significant noncash investing activities:(1)
Accrued capital expenditures	478	315	375
Dominion Midstream’s acquisition of a noncontrolling partnership interest in Iroquois in exchange for issuance of Dominion Midstream common units	216	—	—
(1)	See Note 3 for noncash activities related to the acquisition of Four Brothers and Three Cedars.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Virginia Electric and Power Company

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries (“Virginia Power”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Virginia Power’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Virginia Electric and Power Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 26, 2016

Virginia Electric and Power Company

Consolidated Statements of Income

Year Ended December 31,	2015	2014	2013
(millions)

Operating Revenue(1)	$7,622	$7,579	$7,295
Operating Expenses
Electric fuel and other energy-related purchases(1)	2,320	2,406	2,304
Purchased electric capacity	330	360	358
Other operations and maintenance:
Affiliated suppliers	279	286	290
Other	1,355	1,630	1,161
Depreciation and amortization	953	915	853
Other taxes	264	258	249
Total operating expenses	5,501	5,855	5,215
Income from operations	2,121	1,724	2,080
Other income	68	93	86
Interest and related charges	443	411	369
Income from operations before income tax expense	1,746	1,406	1,797
Income tax expense	659	548	659
Net Income	1,087	858	1,138
Preferred dividends(2)	—	13	17
Balance available for common stock	$1,087	$845	$1,121

(1)	See Note 24 for amounts attributable to affiliates.
(2)	Includes $2 million associated with the write-off of issuance expenses related to the redemption of Virginia Power’s preferred stock in 2014. See Note 18 for additional information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2015	2014	2013
(millions)

Net income	$1,087	$858	$1,138
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $2, $2 and $(3) tax	(1)	(4)	6
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds, net of $1, $(9) and $(13) tax	(4)	15	20
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $—, $2 and $— tax	1	(3)	—
Net realized gains on nuclear decommissioning trust funds, net of $4, $4 and $2 tax	(6)	(6)	(3)
Other comprehensive income (loss)	(10)	2	23
Comprehensive income	$1,077	$860	$1,161

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

At December 31,	2015	2014
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$18	$15
Customer receivables (less allowance for doubtful accounts of $27 and $25)	822	986
Other receivables (less allowance for doubtful accounts of $1 in both periods)	109	64
Affiliated receivables	296	1
Inventories (average cost method):
Materials and supplies	502	455
Fossil fuel	371	398
Prepayments(1)	38	252
Regulatory assets	326	298
Deferred income taxes	—	6
Other(1)	22	76
Total current assets	2,504	2,551
Investments
Nuclear decommissioning trust funds	1,945	1,930
Other	3	4
Total investments	1,948	1,934
Property, Plant and Equipment
Property, plant and equipment	37,639	35,180
Accumulated depreciation and amortization	(11,708)	(11,080)
Total property, plant and equipment, net	25,931	24,100
Deferred Charges and Other Assets
Intangible assets, net	213	205
Regulatory assets	667	439
Other(1)	359	280
Total deferred charges and other assets	1,239	924
Total assets	$31,622	$29,509

(1)	See Note 24 for amounts attributable to affiliates.

At December 31,	2015	2014
(millions)

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$476	$211
Short-term debt	1,656	1,361
Accounts payable	366	458
Payables to affiliates	73	92
Affiliated current borrowings	376	427
Accrued interest, payroll and taxes(1)	190	199
Derivative liabilities(1)	80	60
Customer deposits	119	107
Asset retirement obligations	143	7
Regulatory liabilities	35	90
Other	216	264
Total current liabilities	3,730	3,276
Long-Term Debt	8,949	8,726
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,654	4,415
Asset retirement obligations	1,104	848
Regulatory liabilities	1,929	1,683
Pension and other postretirement benefit liabilities(1)	316	219
Other(1)	299	287
Total deferred credits and other liabilities	8,302	7,452
Total liabilities	20,981	19,454
Commitments and Contingencies (see Note 22)
Common Shareholder’s Equity
Common stock-no par(2)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	3,750	3,154
Accumulated other comprehensive income	40	50
Total common shareholder’s equity	10,641	10,055
Total liabilities and shareholder’s equity	$31,622	$29,509

(1)	See Note 24 for amounts attributable to affiliates.
(2)	500,000 shares authorized; 274,723 shares outstanding at December 31, 2015 and 2014.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Common Shareholder’s Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(millions, except for shares)	(thousands)

Balance at December 31, 2012	275	$5,738	$1,113	$2,357	$25	$9,233
Net income				1,138		1,138
Dividends				(596)		(596)
Other comprehensive income, net of tax					23	23
Balance at December 31, 2013	275	5,738	1,113	2,899	48	9,798
Net income				858		858
Dividends				(603)		(603)
Other comprehensive income, net of tax					2	2
Balance at December 31, 2014	275	5,738	1,113	3,154	50	10,055
Net income				1,087		1,087
Dividends				(491)		(491)
Other comprehensive loss, net of tax					(10)	(10)
Balance at December 31, 2015	275	$5,738	$1,113	$3,750	$40	$10,641

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

Year Ended December 31,	2015	2014	2013
(millions)

Operating Activities
Net income	$1,087	$858	$1,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,121	1,090	1,016
Deferred income taxes and investment tax credits, net	251	396	240
Charges associated with North Anna and offshore wind legislation	—	374	—
Charges associated with future ash pond and landfill closure costs	99	121	—
Other adjustments	(27)	(35)	(68)
Changes in:
Accounts receivable	128	(27)	(124)
Affiliated accounts receivable and payable	(314)	23	3
Inventories	(20)	(45)	(19)
Prepayments	214	(220)	(9)
Deferred fuel expenses, net	64	(191)	93
Accounts payable	(75)	5	15
Accrued interest, payroll and taxes	(9)	(19)	14
Other operating assets and liabilities	36	(82)	30
Net cash provided by operating activities	2,555	2,248	2,329
Investing Activities
Plant construction and other property additions	(2,474)	(2,911)	(2,394)
Purchases of nuclear fuel	(172)	(196)	(139)
Acquisition of solar development project	(43)	—	—
Purchases of securities	(651)	(574)	(603)
Proceeds from sales of securities	639	549	572
Other	(87)	(2)	(37)
Net cash used in investing activities	(2,788)	(3,134)	(2,601)
Financing Activities
Issuance (repayment) of short-term debt, net	295	519	(151)
Issuance (repayment) of affiliated current borrowings, net	(51)	330	(338)
Issuance and remarketing of long-term debt	1,112	950	1,835
Repayment of long-term debt	(625)	(61)	(470)
Preferred stock redemption	—	(259)	—
Common dividend payments to parent	(491)	(590)	(579)
Preferred dividend payments	—	(11)	(17)
Other	(4)	7	(20)
Net cash provided by financing activities	236	885	260
Increase (decrease) in cash and cash equivalents	3	(1)	(12)
Cash and cash equivalents at beginning of year	15	16	28
Cash and cash equivalents at end of year	$18	$15	$16
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$422	$383	$328
Income taxes	517	386	427
Significant noncash investing activities:
Accrued capital expenditures	169	181	276

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Dominion Gas Holdings, LLC

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Dominion Gas Holdings, LLC (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries (“Dominion Gas”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Dominion Gas’ management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dominion Gas Holdings, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 26, 2016

Dominion Gas Holdings, LLC

Consolidated Statements of Income

Year Ended December 31,	2015	2014	2013
(millions)

Operating Revenue(1)	$1,716	$1,898	$1,937
Operating Expenses
Purchased gas(1)	133	315	323
Other energy-related purchases	21	40	93
Other operations and maintenance:
Affiliated suppliers	64	64	70
Other(2)	326	274	353
Depreciation and amortization	217	197	188
Other taxes	166	157	148
Total operating expenses	927	1,047	1,175
Income from operations	789	851	762
Other income	24	22	28
Interest and related charges(1)	73	27	28
Income from operations before income tax expense	740	846	762
Income tax expense	283	334	301
Net Income	$457	$512	$461

(1)	See Note 24 for amounts attributable to related parties.
(2)	Includes gains on the sales of assets to related parties of $59 million and $122 million in 2014 and 2013, respectively. See Note 9 for more information.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

Dominion Gas Holdings, LLC

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2015	2014	2013
(millions)

Net income	$457	$512	$461
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(4), $19 and $(27) tax	6	(31)	39
Changes in unrecognized pension costs, net of $13, $6 and $(18) tax	(20)	(10)	26
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $3, $(5) and $(5) tax	(3)	8	11
Net pension and other postretirement benefit costs, net of $(3), $(3) and $(4) tax	4	5	6
Other comprehensive income (loss)	(13)	(28)	82
Comprehensive income	$444	$484	$543

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

Dominion Gas Holdings, LLC

Consolidated Balance Sheets

At December 31,	2015	2014
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$13	$9
Customer receivables (less allowance for doubtful accounts of $1 and $4)(1)	219	322
Other receivables (less allowance for doubtful accounts of $2 and $1)(1)	7	19
Affiliated receivables	98	12
Inventories:
Materials and supplies	54	53
Gas stored	24	12
Prepayments(1)	88	166
Regulatory assets	23	38
Deferred income taxes	—	96
Other(1)	40	83
Total current assets	566	810
Investments	104	108
Property, Plant and Equipment
Property, plant and equipment	9,693	8,902
Accumulated depreciation and amortization	(2,690)	(2,538)
Total property, plant and equipment, net	7,003	6,364
Deferred Charges and Other Assets
Goodwill	542	542
Intangible assets, net	83	79
Regulatory assets	449	379
Pension and other postretirement benefit assets(1)	1,510	1,486
Other(1)	74	80
Total deferred charges and other assets	2,658	2,566
Total assets	$10,331	$9,848

(1)	See Note 24 for amounts attributable to related parties.

At December 31,	2015	2014
(millions)

LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$400	$—
Short-term debt	391	—
Accounts payable	201	247
Payables to affiliates	22	41
Affiliated current borrowings	95	384
Accrued interest, payroll and taxes(1)	183	194
Regulatory liabilities	55	75
Other(1)	128	97
Total current liabilities	1,475	1,038
Long-Term Debt	2,892	2,594
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,214	2,158
Regulatory liabilities	201	192
Other(1)	231	300
Total deferred credits and other liabilities	2,646	2,650
Total liabilities	7,013	6,282
Commitments and Contingencies (see Note 22)
Equity
Membership interests	3,417	3,652
Accumulated other comprehensive loss	(99)	(86)
Total equity	3,318	3,566
Total liabilities and equity	$10,331	$9,848

(1)	See Note 24 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

Dominion Gas Holdings, LLC

Consolidated Statements of Equity

	Membership Interests	Accumulated Other Comprehensive Income (Loss)	Total
(millions)

Balance at December 31, 2012	$3,416	$(140)	$3,276
Net income	461		461
Equity contribution from parent	6		6
Distributions	(398)		(398)
Other comprehensive income, net of tax		82	82
Balance at December 31, 2013	3,485	(58)	3,427
Net income	512		512
Equity contribution from parent	1		1
Distributions	(346)		(346)
Other comprehensive loss, net of tax		(28)	(28)
Balance at December 31, 2014	3,652	(86)	3,566
Net income	457		457
Distributions	(692)		(692)
Other comprehensive loss, net of tax		(13)	(13)
Balance at December 31, 2015	$3,417	$(99)	$3,318

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

Dominion Gas Holdings, LLC

Consolidated Statements of Cash Flows

Year Ended December 31,	2015	2014	2013
(millions)

Operating Activities
Net income	$457	$512	$461
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(123)	(124)	(122)
Depreciation and amortization	217	197	188
Deferred income taxes and investment tax credits, net	163	216	102
Other adjustments	16	2	(3)
Changes in:
Accounts receivable	115	(42)	(17)
Affiliated receivables	(86)	(1)	2
Inventories	(13)	(2)	—
Prepayments	99	(99)	13
Accounts payable	(51)	(35)	62
Payables to affiliates	(19)	(4)	8
Accrued interest, payroll and taxes	(11)	(15)	48
Other operating assets and liabilities	(136)	(134)	(44)
Net cash provided by operating activities	628	471	698
Investing Activities
Plant construction and other property additions	(795)	(719)	(650)
Proceeds from sale of assets to an affiliate	—	47	113
Proceeds from Blue Racer	—	1	78
Proceeds from assignments of shale development rights	79	60	18
Advances to affiliate, net	—	—	(5)
Other	(11)	(5)	(14)
Net cash used in investing activities	(727)	(616)	(460)
Financing Activities
Issuance of short-term debt, net	391	—	—
Repayment of affiliated current borrowings, net	(289)	(892)	(545)
Repayment and acquisition of affiliated long-term debt	—	—	(569)
Issuance of long-term debt	700	1,400	1,200
Distribution payments to parent	(692)	(346)	(318)
Other	(7)	(16)	(10)
Net cash provided by (used in) financing activities	103	146	(242)
Increase (decrease) in cash and cash equivalents	4	1	(4)
Cash and cash equivalents at beginning of year	9	8	12
Cash and cash equivalents at end of year	$13	$9	$8
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$70	$23	$31
Income taxes	98	266	148
Significant noncash investing and financing activities:
Accrued capital expenditures	57	35	42
Extinguishment of affiliated long-term debt in exchange for assets sold to affiliate	—	67	—
Distribution of non-cash asset (account receivable) to parent	—	—	80
Proceeds from sale of assets to affiliate not yet received	—	—	30

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

In October 2014, Dominion Midstream launched its initial public offering of 20,125,000 common units representing limited partner interests at a price of $21 per unit, which included an over-allotment option to purchase an additional 2,625,000 common units at the initial offering price, which was exercised in full by the underwriters. Dominion received $392 million in net proceeds from the sale of the units, after deducting underwriting discounts, structuring fees and estimated offering expenses. At December 31, 2015, Dominion owns the general partner and 64.1% of the limited partner interests in Dominion Midstream, which owns a preferred equity interest and the general partner interest in Cove Point, DCG and a 25.93% noncontrolling partnership interest in Iroquois. The public’s ownership interest in Dominion Midstream is reflected as non-controlling interest in Dominion’s Consolidated Financial Statements.

Dominion manages its daily operations through three primary operating segments: DVP, Dominion Generation and Dominion Energy. Dominion also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are discontinued, which is discussed in Notes 3 and 25. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

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

The Companies’ Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. SunEdison’s ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners’ 33% interest in certain of Dominion’s merchant solar projects, is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. See Note 3 for further information on transactions with SunEdison.

The Companies report certain contracts, instruments and investments at fair value. See Note 6 for further information on fair value measurements.

Dominion maintains pension and other postretirement benefit plans. Virginia Power and Dominion Gas participate in certain of these plans. See Note 21 for further information on these plans.

Certain amounts in the 2014 and 2013 Consolidated Financial Statements and footnotes have been reclassified to conform to the 2015 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power and/or Dominion Gas, where applicable.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Dominion and Virginia Power collect sales, consumption and consumer utility taxes and Dominion Gas collects sales taxes; however, these amounts are excluded from revenue. Dominion’s customer receivables at December 31, 2015 and 2014 included $462 million and $564 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. Virginia Power’s customer receivables at December 31, 2015 and 2014 included $333 million and $407 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers. Dominion Gas’ customer receivables at December 31, 2015 and 2014 included $98 million and $127 million, respectively, of accrued unbilled revenue based on estimated amounts of natural gas delivered but not yet billed to its customers.

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

•

Gas transportation and storage consists primarily of FERC-regulated sales of gathering, transmission, distribution and storage services. Also included are state-regulated gas distribution charges to retail distribution service customers opting for alternate suppliers; and

•

Other revenue consists primarily of sales of NGL production and condensate, extracted products and associated derivative activity. Other revenue also includes miscellaneous service revenue from electric and gas distribution operations, and gas processing and handling revenue.

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

•

Gas transportation and storage consists primarily of FERC-regulated sales of gathering, transmission and storage services. Also included are state-regulated gas distribution charges to retail distribution service customers opting for alternate suppliers;

•	NGL revenue consists primarily of sales of NGL production and condensate, extracted products and associated derivative activity; and
•	Other revenue consists primarily of miscellaneous service revenue, gas processing and handling revenue.

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

Although Dominion Gas is disregarded for income tax purposes, a provision for income taxes is recognized to reflect the inclusion of its business activities in the tax returns of its parent, Dominion. Virginia Power and Dominion Gas participate in intercompany tax sharing agreements with Dominion and its subsidiaries. Current income taxes are based on taxable income or loss and credits determined on a separate company basis.

Under the agreements, if a subsidiary incurs a tax loss or earns a credit, recognition of current income tax benefits is limited to refunds of prior year taxes obtained by the carryback of the net operating loss or credit or to the extent the tax loss or credit is absorbed by the taxable income of other Dominion consolidated group members. Otherwise, the net operating loss or credit is carried forward and is recognized as a deferred tax asset until realized.

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

Combined Notes to Consolidated Financial Statements, Continued

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

Dominion’s, Virginia Power’s and Dominion Gas’ interest and penalties were immaterial in 2015, 2014 and 2013.

At December 31, 2015, Virginia Power’s Consolidated Balance Sheet included a $296 million affiliated receivable, representing current year excess federal income tax payments expected to be refunded, $9 million of federal income taxes payable for prior years, less than $1 million of state income taxes payable, $10 million of state income taxes receivable, $14 million of noncurrent state income taxes receivable and $2 million of noncurrent state income taxes payable.

At December 31, 2014, Virginia Power’s Consolidated Balance Sheet included $225 million of federal and state income taxes receivable, $13 million of noncurrent state income taxes receivable and $38 million of noncurrent federal and state income taxes payable. In March 2015, Virginia Power received a $229 million refund of its 2014 federal income tax payments.

At December 31, 2015, Dominion Gas’ Consolidated Balance Sheet included $91 million of affiliated receivables, representing current year excess federal income tax payments expected to be refunded and the benefit of utilizing a subsidiary’s tax loss to offset taxable income in Dominion’s consolidated tax return to be filed in 2016, less than $1 million of state income taxes payable, $4 million of state income taxes receivable and $22 million of noncurrent state income taxes payable.

At December 31, 2014, Dominion Gas’ Consolidated Balance Sheet included $96 million of federal and state income taxes receivable, $14 million of state income taxes payable, $7 million of noncurrent state income taxes payable and $20 million noncurrent state income taxes receivable. In March 2015, Dominion Gas received a $93 million refund of its 2014 federal income tax payments.

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

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until they are presented for payment. The following table illustrates the checks outstanding but not yet presented for payment and recorded in accounts payable for the Companies:

Year Ended December 31,	2015	2014
(millions)
Dominion	$27	$42
Virginia Power	11	20
Dominion Gas	7	9

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less.

Derivative Instruments

Dominion and Virginia Power use derivative instruments such as futures, swaps, forwards, options and FTRs to manage the commodity and financial market risks of their business operations. Dominion Gas uses derivative instruments such as physical and financial forwards, futures and swaps to manage commodity price and interest rate risks.

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

The Companies do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion had margin assets of $16 million and $287 million associated with cash collateral at December 31, 2015 and 2014, respectively. Dominion’s margin liabilities associated with cash collateral at December 31, 2015 were immaterial. Dominion had margin liabilities of $34 million associated with cash collateral at December 31, 2014. Virginia Power did not have any margin assets associated with cash collateral at December 31, 2015. Virginia Power had margin assets of $6 million associated with cash collateral at December 31 2014. Virginia Power did not have any margin liabilities associated with cash collateral at December 31, 2015 or 2014. Dominion Gas did not have any margin assets or liabilities related to cash collateral at December 31, 2015 or 2014. See Note 7 for further information about derivatives.

To manage price risk, Dominion and Virginia Power hold certain derivative instruments that are not designated as hedges for accounting purposes. However, to the extent Dominion and Virginia Power do not hold offsetting positions for such derivatives, they believe these instruments represent economic hedges that mitigate their exposure to fluctuations in commodity prices and interest rates. As part of Dominion’s strategy to market energy and manage related risks, it formerly managed a portfolio of commodity-based financial derivative instruments held for trading purposes. Dominion used established policies and procedures to manage the risks associated with price fluctuations in these energy commodities and used various derivative instruments to reduce risk by creating offsetting market positions. In the second quarter of 2013, Dominion commenced a repositioning of its producer services business. The repositioning was completed in the first quarter of 2014 and resulted in the termination of natural gas trading and certain energy marketing activities.

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

Cash Flow Hedges—A majority of the Companies’ hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of electricity, natural gas, NGLs and other energy-related products. The Companies also use interest rate swaps to hedge their exposure to variable interest rates on long-term debt. For transactions in which the Companies are hedging the variability of cash flows, changes in the fair value of the derivatives are reported in AOCI, to the extent they are effective at offsetting changes in the hedged item. Any derivative gains or losses reported in AOCI are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

Dominion entered into interest rate derivative instruments to hedge its forecasted interest payments related to planned debt issuances in 2013 and 2014. These interest rate derivatives were designated by Dominion as cash flow hedges in 2012 and 2013, prior to the formation of Dominion Gas. For the purposes of the Dominion Gas financial statements, the derivative balances, AOCI balance, and any income statement impact related to these interest rate derivative instruments entered into by Dominion have been, and will continue to be, included in the Dominion Gas’ Consolidated Financial Statements as the forecasted interest payments related to the debt issuances now occur at Dominion Gas.

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

In 2015, 2014 and 2013, Dominion capitalized interest costs and AFUDC to property, plant and equipment of $100 million, $80 million and $66 million, respectively. In 2015, 2014 and 2013, Virginia Power capitalized AFUDC to property, plant and equipment of $30 million, $39 million and $33 million, respectively. In 2015, 2014 and 2013, Dominion Gas capitalized AFUDC to property, plant and equipment of $1 million, $1 million and $5 million, respectively.

Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2015, 2014 and 2013, Virginia Power recorded $19 million, $8 million and $32 million of AFUDC related to these projects, respectively.

Combined Notes to Consolidated Financial Statements, Continued

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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. The Companies’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2015	2014	2013
(percent)
Dominion
Generation	2.78	2.66	2.71
Transmission	2.42	2.38	2.36
Distribution	3.11	3.12	3.13
Storage	2.42	2.39	2.43
Gas gathering and processing	3.19	2.81	2.39
General and other	3.67	3.62	3.82

Virginia Power
Generation	2.78	2.66	2.71
Transmission	2.33	2.34	2.28
Distribution	3.33	3.34	3.33
General and other	3.40	3.29	3.51

Dominion Gas
Transmission	2.46	2.40	2.43
Distribution	2.45	2.47	2.50
Storage	2.44	2.40	2.43
Gas gathering and processing	3.20	2.82	2.39
General and other	4.72	5.77	5.93

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

Depreciation and amortization related to Virginia Power’s and Dominion Gas’ nonutility property, plant and equipment and E&P properties was immaterial for the years ended December 31, 2015, 2014 and 2013.

Nuclear fuel used in electric generation is amortized over its estimated service life on a units-of-production basis. Dominion and Virginia Power report the amortization of nuclear fuel in electric fuel and other energy-related purchases expense in their Consolidated Statements of Income and in depreciation and amortization in their Consolidated Statements of Cash Flows.

Long-Lived and Intangible Assets

The Companies perform an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. A long-lived or intangible asset is written down to fair value if the sum of its expected future undiscounted cash flows is less than its carrying amount. Intangible assets with finite lives are amortized over their estimated useful lives. See Note 6 for a discussion of impairments related to certain long-lived assets.

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

Asset Retirement Obligations

The Companies recognize AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. At least annually, the Companies evaluate the key assumptions underlying their AROs including estimates of the amounts and timing of future cash flows associated with retirement activities. AROs are adjusted when significant changes in these assumptions are identified. Dominion and Dominion Gas report accretion of AROs and depreciation on asset retirement costs associated with their natural gas pipeline and storage well assets as an adjustment to the related regulatory liabilities when revenue is recoverable from customers for AROs. Virginia Power reports accretion of AROs and depreciation on asset retirement costs associated with decommissioning its nuclear power stations as an adjustment to the regulatory liability for certain jurisdictions. Additionally, Virginia Power reports accretion of AROs and depreciation on asset retirement costs associated with certain prospective rider projects as an adjustment to the regulatory asset for certain jurisdictions. Accretion of all other AROs and depreciation of all other asset retirement costs are reported in other operations and maintenance expense and depreciation expense, respectively, in the Consolidated Statements of Income.

Debt Issuance Costs

The Companies defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Deferred debt issuance costs are recorded as an asset and classified in other current assets and other deferred charges and other assets in the Consolidated Balance Sheets. Amortization of the issuance costs is reported as interest expense. Unamortized costs associated with redemptions of debt securities prior to stated maturity dates are generally recognized and recorded in interest expense immediately. Effective January 2016, deferred debt issuance costs will be recorded as a reduction in long-term debt in the Consolidated Balance Sheets. As permitted by regulatory authorities, gains or losses resulting from the refinancing of debt allocable to utility operations subject to cost-based rate regulation are deferred and amortized over the lives of the new issuances.

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

Combined Notes to Consolidated Financial Statements, Continued

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

Inventories

Materials and supplies and fossil fuel inventories are valued primarily using the weighted-average cost method. Stored gas inventory for Dominion Gas used in East Ohio gas distribution operations is valued using the LIFO method. Under the LIFO method, stored gas inventory was valued at $24 million and $12 million at December 31, 2015 and December 31, 2014, respectively. Based on the average price of gas purchased during 2015 and 2014, the cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by $109 million and $98 million, respectively. Stored gas inventory for Dominion held by Hope and certain nonregulated gas operations is valued using the weighted-average cost method.

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

New Accounting Standards

In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this revised accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update also require disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

For the Companies, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018. The Companies are currently in the preliminary stages of evaluating the impact of this guidance on their results of operations and overall liquidity. The Companies plan to complete their preliminary assessment, which includes a subset of representative contracts, in 2016. Once their initial evaluation is complete, the Companies will expand the scope of their assessment to include all contracts with customers. Other than increased disclosures, the impacts of the revised accounting guidance to the results of operations and cash flows of the Companies cannot be determined until their assessment process is complete.

In November 2015, the FASB issued revised accounting guidance to simplify the presentation of deferred income taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in the Consolidated Balance Sheet. The Companies have adopted this guidance on a prospective basis for the period ended December 31, 2015. For prior periods, the Companies have presented deferred taxes in either the current or noncurrent sections of the Consolidated Balance Sheets based on the classification of the related financial accounting assets or liabilities, or, for items such as operating loss carryforwards, the period in which the deferred taxes were expected to reverse.

In January 2016, the FASB issued revised accounting guidance for the recognition, measurement, presentation and disclosure of financial instruments. Most notably the update revises the accounting for equity securities, except for those accounted for under the equity method of accounting or resulting in consolidation, by requiring equity securities to be measured at fair value with the changes in fair value recognized in net income. However, an entity may measure equity investments that do not have a readily determinable fair value at cost minus impairment, if any, plus changes from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values, revises the presentation of financial assets and liabilities and amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for the Companies’ interim and annual reporting periods beginning January 1, 2018, with a cumulative-effect adjustment to the balance sheet. Amendments related to equity securities without readily determinable fair values are to be applied prospectively to such investments that exist as of the date of adoption. The Companies are currently evaluating the impact the adoption of the standard will have on their consolidated financial statements and disclosures.

In February 2016, the FASB issued revised accounting guidance for the recognition, measurement, presentation and disclosure of leasing arrangements. The update requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. The guidance is effective for the Companies’ interim and annual reporting periods beginning January 1, 2019, although it can be early adopted, with a modified retrospective approach for leases that commenced prior to the date of adoption. The Companies are currently evaluating the impact the adoption of the standard will have on their consolidated financial statements and disclosures.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

DOMINION

PROPOSED ACQUISITION OF QUESTAR

Pursuant to the terms of the Questar Combination announced in February 2016, upon closing, each share of Questar common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $25 in cash per share, or approximately $4.4 billion in total. In addition, Questar’s debt, which currently totals approximately $1.6 billion is expected to remain outstanding. Additionally, Dominion entered into agreements with several of its lending banks pursuant to which they have committed to provide temporary debt financing consisting of a $3.9 billion acquisition facility. Dominion intends to permanently finance the transaction in a manner that supports its existing credit ratings targets by issuing a combination of common stock, mandatory convertibles (including RSNs) and debt at Dominion, and indirectly through an issuance of common units at Dominion Midstream, the proceeds of which will be applied to pay Dominion for certain assets of Questar, which are expected to be contributed to Dominion Midstream.

The transaction requires approval of Questar’s shareholders and clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act. Questar and Dominion also will file for review and approval, as required, from the Utah Public Service Commission and the Wyoming Public Service Commission, and provide information regarding the transaction to the Idaho Public Utilities Commission. In February 2016, the Federal Trade Commission granted antitrust approval of the Questar Combination under the Hart-Scott-Rodino Act. The Questar Combination contains certain termination rights for both Dominion and Questar, and provides that, upon termination of the Questar Combination under specified circumstances, Dominion would be required to pay a termination fee of $154 million to Questar and Questar would be required to pay Dominion a termination fee of $99 million. Subject to receipt of Questar shareholder and any required regulatory approvals and meeting closing conditions, Dominion targets closing by the end of 2016.

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

Completed Acquisition Date	Seller	Number of Projects	Project Location	Project Name(s)	Initial Acquisition Cost (millions)(1)	Project Cost (millions)(2)	Date of Commercial Operations	MW Capacity
March 2014	Recurrent Energy Development Holdings, LLC	6	California	Camelot, Kansas, Kent South, Old River One, Adams East, Columbia 2	$50	$428	Fourth quarter 2014	139
November 2014	CSI Project Holdco, LLC	1	California	West Antelope	79	79	November 2014	20
December 2014	EDF Renewable Development, Inc.	1	California	CID	71	71	January 2015	20
April 2015	EC&R NA Solar PV, LLC	1	California	Alamo	66	66	May 2015	20
April 2015	EDF Renewable Development, Inc.	3	California	Cottonwood(3)	106	106	May 2015	24
June 2015	EDF Renewable Development, Inc.	1	California	Catalina 2	68	68	July 2015	18
July 2015	SunPeak Solar, LLC	1	California	Imperial Valley 2	42	71	August 2015	20
November 2015	EC&R NA Solar PV, LLC	1	California	Maricopa West	65	65	December 2015	20
November 2015	Community Energy, Inc.	1	Virginia	Eastern Shore Solar	34	212	October 2016	80

(1)	The purchase price was primarily allocated to Property, Plant and Equipment.
(2)	Includes acquisition cost.
(3)	One of the projects, Marin Carport, is expected to begin commercial operations in 2016.

Sale of Interest in Merchant Solar Projects

In September 2015, Dominion signed an agreement to sell a noncontrolling interest (consisting of 33% of the equity interests) in all of its then currently wholly-owned merchant solar projects, 24 solar projects totaling approximately 425 MW, to SunEdison for approximately $300 million. In December 2015, the sale of interest in 15 of the solar projects closed for $184 million with the sale of interest in the remaining projects completed in January 2016. SunEdison subsequently sold its interest in these projects to Terra Nova Renewable Partners. SunEdison has a future option to buy all or a portion of Dominion’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred as of December 31, 2015 nor are expected to occur in 2016.

Combined Notes to Consolidated Financial Statements, Continued

NON-WHOLLY-OWNED MERCHANT SOLAR PROJECTS

Acquisitions of Four Brothers and Three Cedars

In June 2015, Dominion acquired 50% of the units in Four Brothers from SunEdison for $64 million of consideration, consisting of $2 million in cash and a $62 million payable. As of December 31, 2015, a $43 million payable is included in other current liabilities in Dominion’s Consolidated Balance Sheets. Four Brothers’ purpose is to develop and operate four solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $730 million to construct, including the initial acquisition cost. Dominion is obligated to contribute $445 million of capital to fund the construction of the projects and had contributed $138 million through December 31, 2015. The facilities are expected to begin commercial operations in the third quarter of 2016, generating approximately 320 MW.

In September 2015, Dominion acquired 50% of the units in Three Cedars from SunEdison for $43 million of consideration, consisting of $6 million in cash and a $37 million payable. As of December 31, 2015, a $29 million payable is included in other current liabilities in Dominion’s Consolidated Balance Sheets. Three Cedars’ purpose is to develop and operate three solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $425 million to construct. Dominion is obligated to contribute $276 million of capital to fund the construction of the projects and had contributed $60 million through December 31, 2015. The facilities are expected to begin commercial operations in the third quarter of 2016, generating approximately 210 MW.

Long-term power purchase, interconnection and operation and maintenance agreements have been executed for both Four Brothers and Three Cedars. Dominion expects to claim 99% of the federal investment tax credits on the projects.

Dominion owns 50% of the voting interests in Four Brothers and Three Cedars and has a controlling financial interest over the entities through its rights to control operations. The allocation of the $64 million purchase price for Four Brothers resulted in $89 million of property, plant and equipment and $25 million of noncontrolling interest. The allocation of the $43 million purchase price for Three Cedars resulted in $65 million of property, plant and equipment and $22 million of noncontrolling interest. The noncontrolling interest for each entity was measured at fair value using the discounted cash flow method, with the primary components of the valuation being future cash flows (both incoming and outgoing) and the discount rate. Dominion determined its discount rate based on the cost of capital a utility-scale investor would expect, as well as the cost of capital an individual project developer could achieve via a combination of non-recourse project financing and outside equity partners. The acquired assets of Four Brothers and Three Cedars are included in the Dominion Generation operating segment.

Four Brothers and Three Cedars have entered into agreements with SunEdison to provide administrative and support services in connection with the construction of the projects, operation and maintenance of the facilities, and administrative and technical management services of the solar facilities. In addition, Dominion has entered into contracts with SunEdison to provide services related to construction project management and oversight. Costs related to services to be provided under these agreements were immaterial for the year ended December 31, 2015. Subsequent to Dominion’s acquisition of Four Brothers and Three Cedars through December 31, 2015, SunEdison made contributions to Four Brothers and Three Cedars of $103 million in aggregate, which are reflected as noncontrolling interests in the Consolidated Balance Sheets.

In December 2015, SunEdison entered an agreement to sell its interest in Four Brothers and Three Cedars through the sale of Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC to DESRI.

DOMINION MIDSTREAM ACQUISITION OF INTEREST IN IROQUOIS

In September 2015, Dominion Midstream acquired from NG and NJNR a 25.93% noncontrolling partnership interest in Iroquois, which owns and operates a 416-mile, FERC-regulated natural gas transmission pipeline in New York and Connecticut. In exchange for this partnership interest, Dominion Midstream issued 8.6 million common units representing limited partnership interests in Dominion Midstream (6.8 million common units to NG for its 20.4% interest and 1.8 million common units to NJNR for its 5.53% interest). The investment was recorded at $216 million based on the value of Dominion Midstream’s common units at closing. These common units are reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. Dominion Midstream’s noncontrolling partnership interest is reflected in the Dominion Energy operating segment. In addition to this acquisition, Dominion Gas currently holds a 24.72% noncontrolling partnership interest in Iroquois. Dominion Midstream and Dominion Gas each account for their interest in Iroquois as an equity method investment. See Notes 9 and 15 for more information regarding Iroquois.

ACQUISITION OF DCG

In January 2015, Dominion completed the acquisition of 100% of the equity interests of DCG from SCANA Corporation for $497 million in cash, as adjusted for working capital. DCG owns and operates nearly 1,500 miles of FERC-regulated interstate natural gas pipeline in South Carolina and southeastern Georgia. This acquisition supports Dominion’s natural gas expansion into the southeastern U.S. The allocation of the purchase price resulted in $277 million of net property, plant and equipment, $250 million of goodwill, of which approximately $225 million is expected to be deductible for income tax purposes, and $38 million of regulatory liabilities. The goodwill reflects the value associated with enhancing Dominion’s regulated gas position, economic value attributable to future expansion projects as well as increased opportunities for synergies. The acquired assets of DCG are included in the Dominion Energy operating segment.

On March 24, 2015, DCG converted to a limited liability company under the laws of South Carolina and changed its name from Carolina Gas Transmission Corporation to DCG. On April 1, 2015, Dominion contributed 100% of the issued and outstanding membership interests of DCG to Dominion Midstream in exchange for total consideration of $501 million, as adjusted for working capital. Total consideration to Dominion consisted of the issuance of a two-year, $301 million senior unsecured promissory note payable by Dominion Midstream at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200 million, representing limited partner interests in Dominion Midstream. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the ten trading days prior to April 1, 2015, or $39.12 per unit. Since Dominion consolidates Dominion Midstream for financial reporting purposes, this transaction was eliminated upon consolidation and did not impact Dominion’s financial position or cash flows.

SALE OF ELECTRIC RETAIL ENERGY MARKETING BUSINESS

In March 2014, Dominion completed the sale of its electric retail energy marketing business. The proceeds were $187 million, net of transaction costs. The sale resulted in a gain, subject to post-closing adjustments, of $100 million ($57 million after-tax) net of a $31 million write-off of goodwill, and is included in other operations and maintenance expense in Dominion’s Consolidated Statements of Income. The sale of the electric retail energy marketing business did not qualify for discontinued operations classification.

SALE OF ILLINOIS GAS CONTRACTS

In June 2013, Dominion completed the sale of Illinois Gas Contracts. The sales price was $32 million, subject to post-closing adjustments. The sale resulted in a gain of $29 million ($18 million after-tax) net of a $3 million write-off of goodwill, and is included in other operations and maintenance expense in Dominion’s Consolidated Statement of Income. The sale of Illinois Gas Contracts did not qualify for discontinued operations classification as it is not considered a component under applicable accounting guidance.

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

In August 2013, Dominion completed the sale and received proceeds of $465 million, net of transaction costs. The sale resulted in a $35 million ($25 million after-tax) gain attributable to its equity method investment in Elwood, which is included in other income in Dominion’s Consolidated Statement of Income, which was partially offset by a $17 million ($18 million after-tax) loss attributable to Brayton Point and Kincaid, which includes a $16 million write-off of goodwill and is reflected in loss from discontinued operations in Dominion’s Consolidated Statement of Income.

The following table presents selected information regarding the results of operations of Brayton Point and Kincaid, which are reported as discontinued operations in Dominion’s Consolidated Statements of Income:

Year Ended December 31,	2013
(millions)
Operating revenue	$304
Loss before income taxes	(135	)(1)

(1)	Includes $64 million of charges related to the defeasance of Brayton Point debt and the early redemption of Kincaid debt in 2013.

Virginia Power

ACQUISITION OF SOLAR PROJECT

In December 2015, Virginia Power completed the acquisition of 100% of a solar development project in North Carolina from Morgans Corner for $47 million, all of which was allocated to property, plant and equipment. The project was placed into service in December 2015 with a total cost of $49 million, including the initial acquisition cost. The project generates approximately 20 MW. The output generated by the project will be used to meet a ten year non-jurisdictional supply agreement with the U.S. Navy, which has the unilateral option to extend for an additional ten years. In October 2015, the North Carolina Commission granted the transfer of the existing CPCN from Morgans Corner to Virginia Power. The acquired asset is included in the Virginia Power Generation operating segment.

Dominion and Dominion Gas

BLUE RACER

See Note 9 for a discussion of transactions related to Blue Racer.

ASSIGNMENTS OF SHALE DEVELOPMENT RIGHTS

See Note 10 for a discussion of assignments of shale development rights.

Combined Notes to Consolidated Financial Statements, Continued

NOTE 4. OPERATING REVENUE

The Companies’ operating revenue consists of the following:

Year Ended December 31,	2015	2014	2013
(millions)
Dominion
Electric sales:
Regulated	$7,482	$7,460	$7,193
Nonregulated	1,488	1,839	2,511
Gas sales:
Regulated	218	334	323
Nonregulated	471	751	930
Gas transportation and storage	1,616	1,543	1,535
Other	408	509	628
Total operating revenue	$11,683	$12,436	$13,120
Virginia Power
Regulated electric sales	$7,482	$7,460	$7,193
Other	140	119	102
Total operating revenue	$7,622	$7,579	$7,295
Dominion Gas
Gas sales:
Regulated	$122	$209	$202
Nonregulated	10	26	32
Gas transportation and storage	1,366	1,353	1,338
NGL revenue	93	212	292
Other	125	98	73
Total operating revenue	$1,716	$1,898	$1,937

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

In December 2015, U.S. federal legislation was enacted, providing an extension of the 50% bonus depreciation allowance for qualifying expenditures incurred in 2015, 2016 and 2017, and a phasing down of the allowance to 40% in 2018 and 30% in 2019 and expiration thereafter. In addition, the legislation extends the 30% investment tax credit for qualifying expenditures incurred through 2019 and provides a phase down of the credit to 26% in 2020, 22% in 2021 and 10% in 2022 and thereafter. U.S. federal legislation had also been enacted in December 2014 to delay the expiration of the bonus depreciation allowance, but only for one year, so that it was available for qualifying expenditures incurred during 2014.

Continuing Operations

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion			Virginia Power			Dominion Gas
Year Ended December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013
(millions)
Current:
Federal	$(24)	$(11)	$317	$316	$85	$357	$90	$86	$158
State	75	14	110	92	67	62	30	32	41
Total current expense	51	3	427	408	152	419	120	118	199
Deferred:
Federal
Taxes before operating loss carry forwards and investment tax credits	384	956	563	154	381	224	156	192	92
Tax utilization (benefit) of operating loss carry forwards	539	(352)	(18)	96	—	—	6	—	—
Investment tax credits	(134)	(152)	(48)	(11)	—	—	—	—	—
State	66	(2)	(31)	13	16	17	1	24	10
Total deferred expense	855	450	466	252	397	241	163	216	102
Amortization of deferred investment tax credits	(1)	(1)	(1)	(1)	(1)	(1)	—	—	—
Total income tax expense	$905	$452	$892	$659	$548	$659	$283	$334	$301

In 2015, Dominion’s current federal income tax benefit includes the recognition of a $20 million benefit related to a carryback to be filed for nuclear decommissioning expenditures included in its 2014 net operating loss.

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion			Virginia Power			Dominion Gas
Year Ended December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.7	—	2.1	3.9	3.8	3.1	2.7	4.4	4.3
Investment tax credits	(4.7)	(8.6)	(1.8)	(0.6)	—	—	—	—	—
Production tax credits	(0.8)	(1.2)	(0.6)	(0.6)	(0.6)	(0.2)	—	—	—
Valuation allowances	(0.3)	0.7	(0.1)	—	—	—	—	—	—
AFUDC - equity	(0.3)	—	(0.6)	(0.6)	—	(0.8)	0.2	—	(0.1)
Employee stock ownership plan deduction	(0.6)	(0.9)	(0.6)	—	—	—	—	—	—
Other, net	—	0.4	(0.4)	0.6	0.8	(0.4)	0.3	0.1	0.3
Effective tax rate	32.0%	25.4%	33.0%	37.7%	39.0%	36.7%	38.2%	39.5%	39.5%

Dominion’s effective tax rate in 2014 reflects the recognition of state tax credits and previously unrecognized tax benefits due to the expiration of statutes of limitations. Dominion Gas’ effective tax rate in 2015 reflects a benefit resulting from the impact of changes in the allocation of income among states on existing deferred taxes.

The Companies’ deferred income taxes consist of the following:

	Dominion		Virginia Power		Dominion Gas
At December 31,	2015	2014	2015	2014	2015	2014
(millions)
Deferred income taxes:
Total deferred income tax assets	$1,152	$2,023	$164	$500	$129	$227
Total deferred income tax liabilities	8,552	8,663	4,805	4,915	2,343	2,289
Total net deferred income tax liabilities	$7,400	$6,640	$4,641	$4,415	$2,214	$2,062
Total deferred income taxes:
Plant and equipment, primarily depreciation method and basis differences	$6,299	$5,895	$4,133	$3,965	$1,541	$1,417
Nuclear decommissioning	1,158	1,241	378	474	—	—
Deferred state income taxes	646	659	302	299	205	207
Federal benefit of deferred state income taxes	(226)	(231)	(106)	(105)	(72)	(72)
Deferred fuel, purchased energy and gas costs	(1)	27	(3)	18	1	7
Pension benefits	291	272	(99)	(77)	613	567
Other postretirement benefits	(15)	(17)	30	13	(7)	(12)
Loss and credit carryforwards	(1,004)	(1,434)	(53)	(116)	(4)	(10)
Valuation allowances	73	87	—	—	—	—
Partnership basis differences	367	304	—	—	41	42
Other	(188)	(163)	59	(56)	(104)	(84)
Total net deferred income tax liabilities	$7,400	$6,640	$4,641	$4,415	$2,214	$2,062

At December 31, 2015, Dominion had the following deductible loss and credit carryforwards:

•	Federal loss carryforwards of $594 million that expire if unutilized during the period 2021 through 2034;
•	Federal investment tax credits of $407 million that expire if unutilized during the period 2033 through 2035;
•	Federal production and other tax credits of $89 million that expire if unutilized during the period 2031 through 2035;
•	State loss carryforwards of $1.6 billion that expire if unutilized during the period 2018 through 2034. A valuation allowance on $1.1 billion of these carryforwards has been established;
•	State minimum tax credits of $145 million that do not expire; and
•	State investment tax credits of $40 million that expire if unutilized during the period 2019 through 2024.

At December 31, 2015, Virginia Power had the following deductible loss and credit carryforwards:

•	Federal loss carryforwards of $7 million that expire if unutilized during the period 2031 through 2034;
•	Federal investment, production and other tax credits of $38 million that expire if unutilized during the period 2031 through 2035; and
•	State investment tax credits of $9 million that expire if unutilized by 2024.

At December 31, 2015, Dominion Gas had federal loss carryforwards of $10 million that expire if unutilized during the period 2031 through 2034 and no credit carryforwards.

Combined Notes to Consolidated Financial Statements, Continued

A reconciliation of changes in the Companies’ unrecognized tax benefits follows:

	Dominion			Virginia Power			Dominion Gas
	2015	2014	2013	2015	2014	2013	2015	2014	2013
(millions)
Balance at January 1	$145	$222	$293	$36	$39	$57	$29	$29	$30
Increases-prior period positions	2	24	17	—	2	12	—	—	—
Decreases-prior period positions	(40)	(26)	(99)	(25)	(16)	(42)	—	—	(1)
Increases-current period positions	8	16	30	1	11	14	—	—	—
Decreases-current period positions	—	—	(5)	—	—	—	—	—	—
Settlements with tax authorities	(5)	—	(2)	—	—	(2)	—	—	—
Expiration of statutes of limitations	(7)	(91)	(12)	—	—	—	—	—	—
Balance at December 31	$103	$145	$222	$12	$36	$39	$29	$29	$29

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. For Dominion and its subsidiaries, these unrecognized tax benefits were $69 million, $77 million and $126 million at December 31, 2015, 2014 and 2013, respectively. For Dominion, the change in these unrecognized tax benefits decreased income tax expense by $6 million, $47 million and $29 million in 2015, 2014 and 2013, respectively. For Virginia Power, these unrecognized tax benefits were $8 million at December 31, 2015, 2014 and 2013. For Virginia Power, the change in these unrecognized tax benefits affected income tax expense by less than $1 million in both 2015 and 2014, and increased income tax expense by $4 million in 2013. For Dominion Gas, these unrecognized tax benefits were $19 million at December 31, 2015, 2014 and 2013. For Dominion Gas, the change in these unrecognized tax benefits affected income tax expense by less than $1 million in 2015, 2014 and 2013.

The IRS examination of tax years 2008, 2009, 2010 and 2011 concluded in late 2013, resulting in a payment of $46 million, and an adjustment to a refund previously received by Dominion for its carryback of 2008 losses to 2007. The loss carryback, as adjusted, was submitted to the U.S. Congressional Joint Committee on Taxation for review. Early in 2014, Dominion received notification that the matter had been resolved with no further adjustments.

Effective for its 2014 tax year, Dominion was accepted into the CAP. Through the CAP, Dominion has the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions agreed to by the IRS. Under a Pre-CAP plan, the IRS audit of tax years 2012 and 2013 began in early 2014 and concluded in late 2015. The IRS audit of CAP tax year 2014 also began in 2014. The IRS issued a partial acceptance letter in late 2015 and completed its post-filing review of the 2014 tax year in early 2016. The IRS audit of CAP tax year 2015 began in 2015. Accordingly, Dominion’s earliest tax year remaining open for federal examination is 2015.

It is reasonably possible that settlement negotiations and expiration of statutes of limitations could result in a decrease in unrecognized tax benefits in 2016 by up to $30 million for Dominion and $22 million for Dominion Gas. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $15 million for Dominion and $10 million for Dominion Gas.

Otherwise, with regard to 2015 and prior years, Dominion and Dominion Gas cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2016.

After considering the possibility of potential changes in the status of its remaining unrecognized tax benefits, Virginia Power has concluded that no significant changes are reasonably possible to occur in 2016.

For each of the major states in which Dominion operates, the earliest tax year remaining open for examination is as follows:

State	Earliest Open Tax Year
Pennsylvania(1)	2010
Connecticut	2012
Virginia(2)	2012
West Virginia(1)	2012
New York(1)	2007
(1)	Considered a major state for Dominion Gas’ operations.
(2)	Considered a major state for Virginia Power’s operations.

The Companies are also obligated to report adjustments resulting from IRS settlements to state tax authorities. In addition, if Dominion utilizes operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are generally subject to examination.

Discontinued Operations

Details of income tax expense for Dominion’s discontinued operations were as follows:

Year Ended December 31,	2013
(millions)
Current:
Federal	$(274)
State	(41)
Total current benefit	(315)
Deferred:
Federal	232
State	40
Total deferred expense	272
Total income tax benefit	$(43)

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

The inputs and assumptions used in measuring fair value include the following:

For commodity derivative contracts:

•	Forward commodity prices
•	Transaction prices
•	Price volatility
•	Price correlation
•	Volumes
•	Commodity location
•	Interest rates
•	Credit quality of counterparties and the Companies
•	Credit enhancements
•	Time value

Combined Notes to Consolidated Financial Statements, Continued

For interest rate derivative contracts:

•	Interest rate curves
•	Credit quality of counterparties and the Companies
•	Volumes
•	Credit enhancements
•	Time value

For investments:

•	Quoted securities prices and indices
•	Securities trading information including volume and restrictions
•	Maturity
•	Interest rates
•	Credit quality
•	NAV (for alternative investments and common/collective trust funds)

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

•

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 primarily include commodity forwards and swaps, interest rate swaps, restricted cash equivalents, and certain Treasury securities, money market funds, common/collective trust funds, and corporate, state and municipal debt securities held in nuclear decommissioning trust funds for Dominion and Virginia Power, benefit plan trust funds for Dominion and Dominion Gas, and rabbi trust funds for Dominion.

•

Level 3—Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability. Instruments categorized in Level 3 for the Companies consist of long-dated commodity derivatives, FTRs, natural gas peaking options and other modeled commodity derivatives. Additional instruments categorized in Level 3 for Dominion and Dominion Gas include alternative investments, consisting of investments in partnerships, joint ventures and other alternative investments, held in benefit plan trust funds.

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

Level 3 Valuations

Fair value measurements are categorized as Level 3 when price or other inputs that are considered to be unobservable are significant to their valuations. Long-dated commodity derivatives are generally based on unobservable inputs due to the length of time to settlement and the absence of market activity and are therefore categorized as Level 3. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from ISO auctions, which are generally not considered to be liquid markets. Other modeled commodity derivatives have unobservable inputs in their valuation, mostly due to non- transparent and illiquid markets. Alternative investments are categorized as Level 3 due to the absence of quoted market prices, illiquidity and the long-term nature of these assets. These investments are generally valued using NAV based on the proportionate share of the fair value as determined by reference to the most recent audited fair value financial statements or fair value statements provided by the investment manager adjusted for any significant events occurring between the investment manager’s and the Companies’ measurement date.

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

The following table presents Dominion’s quantitative information about Level 3 fair value measurements at December 31, 2015. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility and credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$97	Discounted Cash Flow	Market Price (per Dth)(4)	(2) - 8	(1)
			Credit Spread(5)	1% - 6%	3%
Liquids(3)	4	Discounted Cash Flow	Market Price (per Gal)(4)	0 - 2	1
FTRs	9	Discounted Cash Flow	Market Price (per MWh)(4)	(2) - 14	1
Physical and Financial Options:
Natural Gas	4	Option Model	Market Price (per Dth)(4)	2 - 3	3
			Price Volatility(6)	25% - 58%	37%
Total assets	$114
Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$9	Discounted Cash Flow	Market Price (per Dth)(4)	(2) - 3	2
FTRs	3	Discounted Cash Flow	Market Price (per MWh)(4)	(9) - 9	2
Physical and Financial Options:
Natural Gas	7	Option Model	Market Price (per Dth)(4)	2 - 5	3
			Price Volatility(6)	25% - 58%	35%
Total liabilities	$19

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Includes NGLs and oil.
(4)	Represents market prices beyond defined terms for Levels 1 and 2.
(5)	Represents credit spreads unrepresented in published markets.
(6)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Credit Spread	Asset	Increase (decrease)	Loss (gain)

Nonrecurring Fair Value Measurements

DOMINION

See Note 3 for information regarding the sale of Brayton Point, Kincaid and Dominion’s equity method investment in Elwood.

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

Combined Notes to Consolidated Financial Statements, Continued

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
(millions)
At December 31, 2015
Assets:
Derivatives:
Commodity	$1	$249	$114	$364
Interest rate	—	24	—	24
Investments(1):
Equity securities:
U.S.:
Large Cap	2,547	—	—	2,547
Other	5	—	—	5
REIT	63	—	—	63
Non-U.S.:
Large Cap	10	—	—	10
Fixed Income:
Corporate debt instruments	—	437	—	437
U.S. Treasury securities and agency debentures	458	201	—	659
State and municipal	—	376	—	376
Other	—	100	—	100
Cash equivalents and other	2	2	—	4
Total assets	$3,086	$1,389	$114	$4,589
Liabilities:
Derivatives:
Commodity	$—	$141	$19	$160
Interest rate	—	183	—	183
Total liabilities	$—	$324	$19	$343
At December 31, 2014
Assets:
Derivatives:
Commodity	$3	$567	$125	$695
Interest rate	—	24	—	24
Investments(1):
Equity securities:
U.S.:
Large Cap	2,669	—	—	2,669
Other	6	—	—	6
Non-U.S.:
Large Cap	12	—	—	12
Fixed Income:
Corporate debt instruments	—	441	—	441
U.S. Treasury securities and agency debentures	419	190	—	609
State and municipal	—	395	—	395
Other	—	74	—	74
Cash equivalents and other	3	10	—	13
Total assets	$3,112	$1,701	$125	$4,938
Liabilities:
Derivatives:
Commodity	$3	$571	$18	$592
Interest rate	—	202	—	202
Total liabilities	$3	$773	$18	$794

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2015	2014	2013
(millions)
Balance at January 1,	$107	$(16)	$25
Total realized and unrealized gains (losses):
Included in earnings	(5)	97	(9)
Included in other comprehensive income (loss)	(9)	7	1
Included in regulatory assets/liabilities	(4)	109	(9)
Settlements	9	(88)	(23)
Transfers out of Level 3(1)	(3)	(2)	(1)
Balance at December 31,	$95	$107	$(16)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$2	$6	$—

(1)	In March 2015, Dominion changed the classification of certain short term NGL derivatives from Level 3 to Level 2 due to an increase in liquidity in financial forward markets. The transfers out of Level 3 that relate to NGLs for the year ended December 31, 2015 were $9 million.

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating Revenue	Electric Fuel and Other Energy- Related Purchases	Purchased Gas	Total
(millions)
Year Ended December 31, 2015
Total gains (losses) included in earnings	$6	$(11)	$—	$(5)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	1	1	—	2
Year Ended December 31, 2014
Total gains (losses) included in earnings	$4	$97	$(4)	$97
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	4	1	1	6
Year Ended December 31, 2013
Total gains (losses) included in earnings	$11	$(19)	$(1)	$(9)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	1	—	(1)	—

Combined Notes to Consolidated Financial Statements, Continued

VIRGINIA POWER

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at December 31, 2015. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
FTRs	$9	Discounted Cash Flow	Market Price (per MWh)(3)	(2) - 14	1
Natural gas(2)	92	Discounted Cash Flow	Market Price (per Dth)(3)	(2) - 4	(1)
			Credit Spread(4)	1% - 6%	3%
Total assets	$101
Liabilities:
Physical and Financial Forwards and Futures:
FTRs	$3	Discounted Cash Flow	Market Price (per MWh)(3)	(9) - 9	2
Physical and Financial Options:
Natural gas	5	Discounted Cash Flow	Market Price (per Dth)(3)	2 - 5	3
			Price Volatility(5)	32% - 38%	35%
Total liabilities	$8

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.
(5)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Credit Spread	Asset	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2015
Assets:
Derivatives:
Commodity	$—	$13	$101	$114
Interest rate	—	13	—	13
Investments(1):
Equity securities:
U.S.:
Large Cap	1,100	—	—	1,100
REIT	63	—	—	63
Fixed Income:
Corporate debt instruments	—	238	—	238
U.S. Treasury securities and agency debentures	180	79	—	259
State and municipal	—	175	—	175
Other	—	34	—	34
Total assets	$1,343	$552	$101	$1,996
Liabilities:
Derivatives:
Commodity	$—	$19	$8	$27
Interest rate	—	59	—	59
Total liabilities	$—	$78	$8	$86
At December 31, 2014
Assets:
Derivatives:
Commodity	$—	$7	$106	$113
Investments(1):
Equity securities:
U.S.:
Large Cap	1,157	—	—	1,157
Fixed Income:
Corporate debt instruments	—	250	—	250
U.S. Treasury securities and agency debentures	137	61	—	198
State and municipal	—	211	—	211
Other	—	23	—	23
Total assets	$1,294	$552	$106	$1,952
Liabilities:
Derivatives:
Commodity	$—	$11	$4	$15
Interest rate	—	72	—	72
Total liabilities	$—	$83	$4	$87

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2015	2014	2013
(millions)
Balance at January 1,	$102	$(7)	$2
Total realized and unrealized gains (losses):
Included in earnings	(13)	96	(17)
Included in regulatory assets/liabilities	(5)	109	(9)
Settlements	13	(96)	17
Transfers out of Level 3	(4)	—	—
Balance at December 31,	$93	$102	$(7)

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases expense in Virginia Power’s Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2015, 2014 and 2013.

DOMINION GAS

The following table presents Dominion Gas’ quantitative information about Level 3 fair value measurements at December 31, 2015. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets:
Physical and Financial Forwards and Futures:
NGLs	$6	Discounted Cash Flow	Market Price (per Gal)(2)	0 - 1	1
Total assets	$6

(1)	Averages weighted by volume.
(2)	Represents market prices beyond defined terms for Levels 1 and 2.

Combined Notes to Consolidated Financial Statements, Continued

The following table presents Dominion Gas’ assets and liabilities for commodity and interest rate derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2015
Assets:
Commodity	$—	$5	$6	$11
Total assets	$—	$5	$6	$11
Liabilities:
Interest rate	$—	$14	$—	$14
Total liabilities	$—	$14	$—	$14
At December 31, 2014
Assets:
Commodity	$—	$—	$2	$2
Total assets	$—	$—	$2	$2
Liabilities:
Interest rate	$—	$9	$—	9
Total liabilities	$—	$9	$—	$9

The following table presents the net change in Dominion Gas’ derivative assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2015	2014	2013
(millions)
Balance at January 1,	$2	$(6)	$(12)
Total realized and unrealized gains (losses):
Included in earnings	1	2	1
Included in other comprehensive income (loss)	(5)	10	3
Settlements	(1)	(4)	2
Transfers out of Level 3(1)	9	—	—
Balance at December 31,	$6	$2	$(6)

(1)	In March 2015, Dominion Gas changed the classification of certain short term NGL derivatives from Level 3 to Level 2 due to an increase in liquidity in financial forward markets. The transfers out of Level 3 that relate to NGLs for the year ended December 31, 2015 were $9 million.

The gains and losses included in earnings in the Level 3 fair value category were classified in operating revenue in Dominion Gas’ Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2015, 2014 and 2013.

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

At December 31,	2015		2014
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$21,998	$23,210	$19,723	$21,881
Junior subordinated notes(3)	1,358	1,192	1,374	1,396
Remarketable subordinated notes(3)	2,086	2,129	2,083	2,362
Virginia Power
Long-term debt, including securities due within one year(3)	$9,425	$10,400	$8,937	$10,293
Dominion Gas
Long-term debt, including securities due within one year(3)	$3,292	$3,299	$2,594	$2,672

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Carrying amount includes amounts which represent the unamortized discount and/or premium. At December 31, 2015, and 2014, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt, of $7 million and $19 million, respectively.
(3)	Carrying amount includes amounts which represent the unamortized discount and/or premium.

NOTE 7. DERIVATIVES AND HEDGE ACCOUNTING ACTIVITIES

The Companies are exposed to the impact of market fluctuations in the price of electricity, natural gas and other energy-related products they market and purchase, as well as interest rate risks of their business operations. The Companies use derivative instruments to manage exposure to these risks, and designate certain derivative instruments as fair value or cash flow hedges for accounting purposes. As discussed in Note 2, for jurisdictions subject to cost-based rate regulation, changes in the fair value of derivatives are deferred as regulatory assets or regulatory liabilities until the related transactions impact earnings. See Note 6 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. Dominion’s derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Virginia Power’s and Dominion Gas’ derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities. Certain accounts receivable and accounts payable recognized on the Companies’ Consolidated Balance Sheets, as well as letters of credit and other forms of security, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure.

Combined Notes to Consolidated Financial Statements, Continued

DOMINION

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	December 31, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$24	$—	$24	$24	$—	$24
Commodity contracts:
Over-the-counter	217	—	217	382	—	382
Exchange	138	—	138	298	—	298
Total derivatives, subject to a master netting or similar arrangement	379	—	379	704	—	704
Total derivatives, not subject to a master netting or similar arrangement	9	—	9	15	—	15
Total	$388	$—	$388	$719	$—	$719

		December 31, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$24	$22	$—	$2	$24	$16	$—	$8
Commodity contracts:
Over-the-counter	217	37	—	180	382	34	34	314
Exchange	138	82	—	56	298	298	—	—
Total	$379	$141	$—	$238	$704	$348	$34	$322

	December 31, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$183	$—	$183	$202	$—	$202
Commodity contracts:
Over-the-counter	70	—	70	87	—	87
Exchange	82	—	82	493	—	493
Total derivatives, subject to a master netting or similar arrangement	335	—	335	782	—	782
Total derivatives, not subject to a master netting or similar arrangement	8	—	8	12	—	12
Total	$343	$—	$343	$794	$—	$794

		December 31, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$183	$22	$—	$161	$202	$16	$—	$186
Commodity contracts:
Over-the-counter	70	37	—	33	87	34	1	52
Exchange	82	82	—	—	493	298	195	—
Total	$335	$141	$—	$194	$782	$348	$196	$238

Volumes

The following table presents the volume of Dominion’s derivative activity as of December 31, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	80	19
Basis	216	554
Electricity (MWh):
Fixed price	15,661,078	—
FTRs	33,350,993	—
Capacity (MW)	7,600	—
Liquids (Gal)(2)	83,076,000	18,606,000
Interest rate	$2,950,000,000	$3,100,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

Ineffectiveness and AOCI

For the years ended December 31, 2015, 2014 and 2013, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at December 31, 2015:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(7)	$(7)	22 months
Electricity	76	76	12 months
Other	6	6	15 months
Interest rate	(251)	(9)	387 months
Total	$(176)	$66

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
(millions)
At December 31, 2015
ASSETS
Current Assets
Commodity	$101	$151	$252
Interest rate	3	—	3
Total current derivative assets	104	151	255
Noncurrent Assets
Commodity	3	109	112
Interest rate	21	—	21
Total noncurrent derivative assets(1)	24	109	133
Total derivative assets	$128	$260	$388
LIABILITIES
Current Liabilities
Commodity	$32	$116	$148
Interest rate	164	—	164
Total current derivative liabilities	196	116	312
Noncurrent Liabilities
Commodity	—	12	12
Interest rate	19	—	19
Total noncurrent derivative liabilities(2)	19	12	31
Total derivative liabilities	$215	$128	$343
At December 31, 2014
ASSETS
Current Assets
Commodity	$281	$242	$523
Interest rate	13	—	13
Total current derivative assets	294	242	536
Noncurrent Assets
Commodity	71	101	172
Interest rate	11	—	11
Total noncurrent derivative assets(1)	82	101	183
Total derivative assets	$376	$343	$719
LIABILITIES
Current Liabilities
Commodity	$224	$267	$491
Interest rate	100	—	100
Total current derivative liabilities	324	267	591
Noncurrent Liabilities
Commodity	55	46	101
Interest rate	102	—	102
Total noncurrent derivative liabilities(2)	157	46	203
Total derivative liabilities	$481	$313	$794

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Year Ended December 31, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$203
Purchased gas		(15)
Electric fuel and other energy-related purchases		(1)
Total commodity	$230	$187	$4
Interest rate(3)	(46)	(11)	(13)
Total	$184	$176	$(9)
Year Ended December 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(130)
Purchased gas		(13)
Electric fuel and other energy-related purchases		7
Total commodity	$245	$(136)	$(4)
Interest rate(3)	(208)	(16)	(81)
Total	$37	$(152)	$(85)
Year Ended December 31, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(58)
Purchased gas		(47)
Electric fuel and other energy-related purchases		(10)
Total commodity	$(481)	$(115)	$5
Interest rate(3)	77	(15)	81
Total	$(404)	$(130)	$86

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2015	2014	2013
(millions)
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue	$24	$(310)	$(45)
Purchased gas	(14)	(51)	(9)
Electric fuel and other energy-related purchases	(14)	113	(29)
Interest rate(2)	(1)	—	—
Total	$(5)	$(248)	$(83)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

VIRGINIA POWER

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	December 31, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$13	$—	$13	$—	$—	$—
Commodity contracts:
Over-the-counter	101	—	101	106	—	106
Total derivatives, subject to a master netting or similar arrangement	114	—	114	106	—	106
Total derivatives, not subject to a master netting or similar arrangement	13	—	13	7	—	7
Total	$127	$—	$127	$113	$—	$113

		December 31, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$13	$10	$—	$3	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	101	3	—	98	106	4	—	102
Total	$114	$13	$—	$101	$106	$4	$—	$102

	December 31, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$59	$—	$59	$72	$—	$72
Commodity contracts:
Over-the-counter	5	—	5	8	—	8
Total derivatives, subject to a master netting or similar arrangement	64	—	64	80	—	80
Total derivatives, not subject to a master netting or similar arrangement	22	—	22	7	—	7
Total	$86	$—	$86	$87	$—	$87

Combined Notes to Consolidated Financial Statements, Continued

		December 31, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$59	$10	$—	$49	$72	$—	$—	$72
Commodity contracts:
Over-the-counter	5	3	—	2	8	4	—	4
Total	$64	$13	$—	$51	$80	$4	$—	$76

Volumes

The following table presents the volume of Virginia Power’s derivative activity at December 31, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	32	10
Basis	102	509
Electricity (MWh):
FTRs	30,383,934	—
Capacity (MW)	7,600	—
Interest rate	$900,000,000	$1,100,000,000

(1)	Includes options.

Ineffectiveness

For the years ended December 31, 2015, 2014 and 2013, gains or losses on hedging instruments determined to be ineffective were not material.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At December 31, 2015
ASSETS
Current Assets
Commodity	$—	$18	$18
Total current derivative assets(1)	—	18	18
Noncurrent Assets
Commodity	—	96	96
Interest rate	13	—	13
Total noncurrent derivative assets(2)	13	96	109
Total derivative assets	$13	$114	$127
LIABILITIES
Current Liabilities
Commodity	$—	$23	$23
Interest rate	57	—	57
Total current derivative liabilities	57	23	80
Noncurrent Liabilities
Commodity	—	4	4
Interest rate	2	—	2
Total noncurrent derivative liabilities(3)	2	4	6
Total derivative liabilities	$59	$27	$86
At December 31, 2014
ASSETS
Current Assets
Commodity	$—	$51	$51
Total current derivative assets(1)	—	51	51
Noncurrent Assets
Commodity	—	62	$62
Total noncurrent derivative assets(2)	—	62	62
Total derivative assets	$—	$113	$113
LIABILITIES
Current Liabilities
Commodity	$3	$12	$15
Interest rate	45	—	45
Total current derivative liabilities	48	12	60
Noncurrent Liabilities
Interest rate	27	—	27
Total noncurrent derivative liabilities(3)	27	—	27
Total derivative liabilities	$75	$12	$87

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Year Ended December 31, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Total commodity	$—	$(1)	$4
Interest rate(3)	(3)	—	(13)
Total	$(3)	$(1)	$(9)
Year Ended December 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$5
Total commodity	$4	$5	$(4)
Interest rate(3)	(10)	—	(81)
Total	$(6)	$5	$(85)
Year Ended December 31, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$—
Total commodity	$—	$—	$5
Interest rate(3)	9	—	81
Total	$9	$—	$86

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2015	2014	2013
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(13)	$105	$(16)
Total	$(13)	$105	$(16)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Combined Notes to Consolidated Financial Statements, Continued

DOMINION GAS

Balance Sheet Presentation

The tables below present Dominion Gas’ derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	December 31, 2015			December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$11	$—	$11	$2	$—	$2
Total derivatives, subject to a master netting or similar arrangement	$11	$—	$11	$2	$—	$2

		December 31, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$11	$—	$—	$11	$2	$—	$—	$2
Total	$11	$—	$—	$11	$2	$—	$—	$2

	December 31, 2015			December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$14	$—	$14	$9	$—	$9
Total derivatives, subject to a master netting or similar arrangement	$14	$—	$14	$9	$—	$9

		December 31, 2015				December 31, 2014
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$14	$—	$—	$14	$9	$—	$—	$9
Total	$14	$—	$—	$14	$9	$—	$—	$9

Volumes

The following table presents the volume of Dominion Gas’ derivative activity at December 31, 2015. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
NGLs (Gal)	77,364,000	13,818,000
Interest rate	$250,000,000	$—

Ineffectiveness and AOCI

For the years ended December 31, 2015, 2014 and 2013, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Gas’ Consolidated Balance Sheet at December 31, 2015:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$7	$6	15 months
Interest rate	(24)	—	348 months
Total	$(17)	$6

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
(millions)
At December 31, 2015
ASSETS
Current Assets
Commodity	$10	$—	$10
Total current derivative assets(1)	10	—	10
Noncurrent Assets
Commodity	1	—	1
Total noncurrent derivative assets(2)	1	—	1
Total derivative assets	$11	$—	$11
LIABILITIES
Current Liabilities
Interest rate	$14	$—	$14
Total current derivative liabilities(3)	14	—	14
Total derivative liabilities	$14	$—	$14
At December 31, 2014
ASSETS
Current Assets
Commodity	$2	$—	$2
Total current derivative assets(1)	2	—	2
Total derivative assets	$2	$—	$2
LIABILITIES
Noncurrent Liabilities
Interest rate	$9	$—	$9
Total noncurrent derivative liabilities(4)	9	—	9
Total derivative liabilities	$9	$—	$9

(1)	Current derivative assets are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements, Continued

The following tables present the gains and losses on Dominion Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income
(millions)
Year Ended December 31, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$6
Total commodity	$16	$6
Interest rate(2)	(6)	—
Total	$10	$6
Year Ended December 31, 2014
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$2
Purchased gas		(14)
Total commodity	$12	$(12)
Interest rate(2)	(62)	(1)
Total	$(50)	$(13)
Year Ended December 31, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(2)
Purchased gas		(14)
Total commodity	$(2)	$(16)
Interest rate(2)	68	—
Total	$66	$(16)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives
Year Ended December 31,	2015	2014	2013
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$6	$—	$—
Total	$6	$—	$—

NOTE 8. EARNINGS PER SHARE

The following table presents the calculation of Dominion’s basic and diluted EPS:

	2015	2014	2013
(millions, except EPS)
Net income attributable to Dominion	$1,899	$1,310	$1,697
Average shares of common stock outstanding-Basic	592.4	582.7	578.7
Net effect of dilutive securities(1)	1.3	1.8	0.8
Average shares of common stock outstanding-Diluted	593.7	584.5	579.5
Earnings Per Common Share-Basic	$3.21	$2.25	$2.93
Earnings Per Common Share-Diluted	$3.20	$2.24	$2.93

(1)	Dilutive securities consist primarily of the 2013 Equity Units for 2015, the 2013 Equity Units and contingently convertible senior notes for 2014, and contingently convertible senior notes for 2013. Dominion redeemed all of its contingently convertible senior notes in 2014. See Note 17 for more information.

The 2014 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the year ended December 31, 2015 as inclusion would have been antidilutive. The 2014 Equity Units were excluded from the calculation of diluted EPS for the year ended December 31, 2014, as the dilutive stock price threshold was not met. The 2013 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the year ended December 31, 2013. See Note 17 for more information.

NOTE 9. INVESTMENTS

DOMINION

Equity and Debt Securities

RABBI TRUST SECURITIES

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $100 million and $110 million at December 31, 2015 and 2014, respectively.

DECOMMISSIONING TRUST SECURITIES

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At December 31, 2015
Marketable equity securities:
U.S. large cap	$1,295	$1,213	$—		$2,508
REIT	59	4	—		63
Marketable debt securities:
Corporate debt instruments	433	11	(7)		437
U.S. Treasury securities and agency debentures	654	8	(4)		658
State and municipal	312	22	—		334
Other	99	—	—		99
Cost method investments	70	—	—		70
Cash equivalents and other(2)	14	—	—		14
Total	$2,936	$1,258	$(11	)(3)	$4,183
At December 31, 2014
Marketable equity securities:
U.S. large cap	$1,273	$1,353	$—		$2,626
Marketable debt securities:
Corporate debt instruments	424	19	(2)		441
U.S. Treasury securities and agency debentures	597	13	(4)		606
State and municipal	332	23	—		355
Other	66	—	—		66
Cost method investments	86	—	—		86
Cash equivalents and other(2)	16	—	—		16
Total	$2,794	$1,408	$(6	)(3)	$4,196

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(2)	Includes pending sales of securities of $12 million and $3 million at December 31, 2015 and 2014, respectively.
(3)	The fair value of securities in an unrealized loss position was $592 million and $379 million at December 31, 2015 and 2014, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at December 31, 2015 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$208
Due after one year through five years	396
Due after five years through ten years	412
Due after ten years	512
Total	$1,528

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds:

Year Ended December 31,	2015	2014	2013
(millions)
Proceeds from sales	$1,340	$1,235	$1,476
Realized gains(1)	219	171	157
Realized losses(1)	84	30	33

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

Combined Notes to Consolidated Financial Statements, Continued

Dominion recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

Year Ended December 31,	2015	2014	2013
(millions)
Total other-than-temporary impairment losses(1)	$66	$21	$31
Losses recorded to nuclear decommissioning trust regulatory liability	(26)	(5)	(13)
Losses recognized in other comprehensive income (before taxes)	(9)	(3)	(10)
Net impairment losses recognized in earnings	$31	$13	$8

(1)	Amounts include other-than-temporary impairment losses for debt securities of $9 million, $3 million and $18 million at December 31, 2015, 2014 and 2013, respectively.

VIRGINIA POWER

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At December 31, 2015
Marketable equity securities:
U.S. large cap	$574	$525	$—		$1,099
REIT	59	4	—		63
Marketable debt securities:
Corporate debt instruments	237	5	(4)		238
U.S. Treasury securities and agency debentures	260	1	(2)		259
State and municipal	162	13	(1)		174
Other	34	—	—		34
Cost method investments	70	—	—		70
Cash equivalents and other(2)	8	—	—		8
Total	$1,404	$548	$(7	)(3)	$1,945
At December 31, 2014
Marketable equity securities:
U.S. large cap	$563	$594	$—		$1,157
Marketable debt securities:
Corporate debt instruments	242	9	(1)		250
U.S. Treasury securities and agency debentures	197	3	(2)		198
State and municipal	197	13	—		210
Other	23	—	—		23
Cost method investments	86	—	—		86
Cash equivalents and other(2)	6	—	—		6
Total	$1,314	$619	$(3	)(3)	$1,930

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(2)	Includes pending sales of securities of $8 million and $6 million at December 31, 2015 and 2014, respectively.
(3)	The fair value of securities in an unrealized loss position was $281 million and $170 million at December 31, 2015 and 2014, respectively.

The fair value of Virginia Power’s marketable debt securities at December 31, 2015, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$67
Due after one year through five years	166
Due after five years through ten years	236
Due after ten years	236
Total	$705

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities held in nuclear decommissioning trust funds.

Year Ended December 31,	2015	2014	2013
(millions)
Proceeds from sales	$639	$549	$572
Realized gains(1)	110	73	52
Realized losses(1)	43	12	14

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

Virginia Power recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

Year Ended December 31,	2015	2014	2013
(millions)
Total other-than-temporary impairment losses(1)	$36	$8	$15
Losses recorded to nuclear decommissioning trust regulatory liability	(26)	(4)	(13)
Losses recorded in other comprehensive income (before taxes)	(6)	(2)	(1)
Net impairment losses recognized in earnings	$4	$2	$1

(1)	Amounts include other-than-temporary impairment losses for debt securities of $6 million, $2 million and $9 million at December 31, 2015, 2014 and 2013, respectively.

EQUITY METHOD INVESTMENTS

Dominion and Dominion Gas

Investments that Dominion and Dominion Gas account for under the equity method of accounting are as follows:

Company	Ownership%		Investment Balance		Description
As of December 31,			2015	2014
(millions)
Dominion
Blue Racer	50%		$661	$671	Midstream gas and related services
Iroquois	50.65	%(1)	324	107	Gas transmission system
Fowler Ridge	50%		125	134	Wind-powered merchant generation facility
NedPower	50%		119	128	Wind-powered merchant generation facility
Atlantic Coast Pipeline	45%		59	19	Gas transmission system
Other(2)	various		32	22
Total			$1,320	$1,081
Dominion Gas
Iroquois	24.72%		$102	$107	Gas transmission system
Total			$102	$107

(1)	Comprised of Dominion Midstream’s interest of 25.93% and Dominion Gas’ interest of 24.72%. See Note 15 for more information.
(2)	Dominion has a $50 million commitment to invest in clean power and technology businesses through 2018.

Dominion’s equity earnings on its investments totaled $56 million, $46 million and $14 million in 2015, 2014 and 2013, respectively. Dominion received distributions from these investments of $83 million, $60 million and $33 million in 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, the carrying amount of Dominion’s investments exceeded its share of underlying equity in net assets by $234 million and $126 million, respectively. These differences are comprised at December 31, 2015 and 2014, of $72 million and $87 million, respectively, related to basis differences from Dominion’s investments in Blue Racer and wind projects, which are being amortized over the useful lives of the underlying assets, and $162 million and $39 million, respectively, reflecting equity method goodwill that is not being amortized.

Dominion Gas’ equity earnings on its investment totaled $23 million, $21 million and $22 million in 2015, 2014 and 2013, respectively. Dominion Gas received distributions from its investment of $28 million, $20 million and $19 million in 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, the carrying amount of Dominion Gas’ investment exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized.

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

In March 2013, Dominion Gas sold Line TL-404 to an affiliate, that subsequently sold line TL-404 to Blue Racer for cash proceeds of $47 million. The sale resulted in a gain of $25 million ($14 million after-tax) net of a $2 million write-off of goodwill, and is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statement of Income.

Phase 1 of Natrium was completed in the second quarter of 2013 and was contributed by Dominion to Blue Racer in the third quarter of 2013, resulting in an increased equity method investment in Blue Racer of $473 million. Also in the third quarter of 2013, Dominion Gas sold Line TPL-2A to an affiliate, that subsequently sold Line TPL-2A to Blue Racer, and sold Line TL-388 to Blue Racer and received $78 million in cash proceeds. The sales resulted in a $74 million ($41 million after-tax) gain which is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statements of Income.

In the fourth quarter of 2013, Dominion Gas sold the Western System to an affiliate, that subsequently sold the Western System to Blue Racer for cash proceeds of $30 million. The sale resulted in a gain of $3 million ($2 million after-tax) for Dominion Gas and $4 million ($2 million after-tax) for Dominion and is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statement of Income.

Dominion NGL Pipelines, LLC was contributed in January 2014 by Dominion to Blue Racer, prior to commencement of service, resulting in an increased equity method investment of $155 million, including $6 million of goodwill allocated from Dominion’s goodwill balance to its equity method investment in Blue Racer.

In March 2014, Dominion Gas sold the Northern System to an affiliate, that subsequently sold the Northern System to Blue Racer for consideration of $84 million. Dominion Gas’ consideration consisted of $17 million in cash proceeds and the extinguishment of affiliated current borrowings of $67 million and Dominion’s consideration consisted of cash proceeds of $84 million. The sale resulted in a gain of $59 million ($35 million after-tax for Dominion Gas and $34 million after-tax for Dominion) net of a $3 million write-off of goodwill, and is included in other operations and maintenance expense in both Dominion Gas’ and Dominion’s Consolidated Statements of Income.

Dominion

ATLANTIC COAST PIPELINE

In September 2014, Dominion, along with Duke Energy, Piedmont and AGL, announced the formation of Atlantic Coast Pipeline. The members, which are subsidiaries of the above-referenced parent companies, hold the following membership interests: Dominion, 45%; Duke Energy, 40%; Piedmont, 10%; and AGL, 5%. In October 2015, Duke Energy entered into a merger agreement with Piedmont. The Atlantic Coast Pipeline partnership agreement includes provisions to allow Dominion an option to purchase additional ownership interest in Atlantic Coast Pipeline to maintain a leading ownership percentage. Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. Subsidiaries and affiliates of all four members plan to be customers of the pipeline under 20-year contracts. Public Service Company of North Carolina, Inc. also plans to be a customer of the pipeline under a 20-year contract. Atlantic Coast Pipeline is considered an equity method investment as Dominion has the ability to exercise significant influence, but not control, over the investee. See Note 15 for more information.

Combined Notes to Consolidated Financial Statements, Continued

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

At December 31,	2015	2014
(millions)
Dominion
Utility:
Generation	$15,656	$15,193
Transmission	11,461	9,897
Distribution	13,128	12,354
Storage	2,460	2,350
Nuclear fuel	1,464	1,411
Gas gathering and processing	799	791
General and other	927	845
Other-including plant under construction	5,550	3,633
Total utility	51,445	46,474
Nonutility:
Merchant generation-nuclear	1,339	1,267
Merchant generation-other	2,683	2,023
Nuclear fuel	938	860
Other-including plant under construction	1,371	782
Total nonutility	6,331	4,932
Total property, plant and equipment	$57,776	$51,406

Virginia Power
Utility:
Generation	$15,656	$15,193
Transmission	6,963	5,884
Distribution	10,048	9,526
Nuclear fuel	1,464	1,411
General and other	709	697
Other-including plant under construction	2,793	2,464
Total utility	37,633	35,175
Nonutility-other	6	5
Total property, plant and equipment	$37,639	$35,180

Dominion Gas
Utility:
Transmission	$3,804	$3,690
Distribution	2,765	2,530
Storage	1,583	1,466
Gas gathering and processing	797	786
General and other	165	111
Plant under construction	443	179
Total utility	9,557	8,762
Nonutility:
E&P properties being amortized and other	136	140
Total nonutility	136	140
Total property, plant and equipment	$9,693	$8,902

There were no significant E&P properties under development, as defined by the SEC, excluded from Dominion Gas’ amortization at December 31, 2015. As gas and oil reserves are proved through drilling or as properties are deemed to be impaired, excluded costs and any related reserves are transferred on an ongoing, well-by-well basis into the amortization calculation.

In 2015, Dominion Gas recorded a ceiling test impairment charge of $16 million ($10 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income. Dominion sold substantially all its Appalachian E&P properties in April 2010, retaining only wells in and around DTI’s storage facilities. The net book basis of the remaining properties as of December 31, 2015 is $14 million.

Jointly-Owned Power Stations

Dominion’s and Virginia Power’s proportionate share of jointly-owned power stations at December 31, 2015 is as follows:

	Bath County Pumped Storage Station(1)	North Anna Units 1 and 2(1)	Clover Power Station(1)	Millstone Unit 3(2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%
Plant in service	$1,049	$2,452	$576	$1,149
Accumulated depreciation	(567)	(1,177)	(214)	(320)
Nuclear fuel	—	621	—	521
Accumulated amortization of nuclear fuel	—	(502)	—	(364)
Plant under construction	12	116	16	55

(1)	Units jointly owned by Virginia Power.
(2)	Unit jointly owned by Dominion.

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

Assignments of Shale Development Rights

In December 2013, Dominion Gas closed on agreements with two natural gas producers to convey over time approximately 100,000 acres of Marcellus Shale development rights underneath several of its natural gas storage fields. The agreements provide for payments to Dominion Gas, subject to customary adjustments, of approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In 2013, Dominion Gas received approximately $100 million in cash proceeds, resulting in a $20 million ($12 million after-tax) gain, recorded to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. In 2014, Dominion Gas received $16 million in additional cash proceeds resulting from post-closing adjustments. At December 31, 2014, deferred revenue totaled $85 million. In March 2015, Dominion Gas and one of the natural gas producers closed on an amendment to the agreement, which included the immediate conveyance of approximately 9,000 acres of Marcellus Shale development rights and a two-year extension of the term of the original agreement. The conveyance of development rights resulted in the recognition of $43 million ($27 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. At December 31, 2015, deferred revenue totaled $37 million, which is expected to be recognized over the remaining term of the agreement.

In November 2014, Dominion Gas closed an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provides for payments to Dominion Gas, subject to customary adjustments, of approx-

imately $120 million over a period of four years, and an overriding royalty interest in gas produced from the acreage. In November 2014, Dominion Gas closed on the agreement and received proceeds of $60 million associated with an initial conveyance of approximately 12,000 acres, resulting in a $60 million ($36 million after-tax) gain, recorded to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

In March 2015, Dominion Gas conveyed to a natural gas producer approximately 11,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields and received proceeds of $27 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $27 million ($16 million after-tax) gain, included in other operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

In September 2015, Dominion Gas closed on an agreement with a natural gas producer to convey approximately 16,000 acres of Utica and Point Pleasant Shale development rights underneath one of its natural gas storage fields. The agreement provided for a payment to Dominion Gas, subject to customary adjustments, of $52 million and an overriding royalty interest in gas produced from the acreage. In September 2015, Dominion Gas received proceeds of $52 million associated with the conveyance of the acreage, resulting in a $52 million ($29 million after-tax) gain, included in other operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in Dominion’s and Dominion Gas’ carrying amount and segment allocation of goodwill are presented below:

	Dominion Generation		Dominion Energy		DVP	Corporate and Other(1)	Total
(millions)
Dominion
Balance at December 31, 2013(2)	$1,454	(3)	$706	(3)	$926	$—	$3,086
Asset disposition adjustment	(32	)(4)	(10	)(5)	—	—	(42)
Balance at December 31, 2014(2)	$1,422	(3)	$696	(3)	$926	$—	$3,044
DCG acquisition	—		250		—	—	250
Balance at December 31, 2015(2)	$1,422		$946		$926	$—	$3,294
Dominion Gas
Balance at December 31, 2013(2)	$—		$545		$—	$—	$545
Asset disposition adjustment	—		(3	)(5)	—	—	(3)
Balance at December 31, 2014(2)	$—		$542		$—	$—	$542
No events affecting goodwill	—		—		—	—	—
Balance at December 31, 2015(2)	$—		$542		$—	$—	$542
(1)	Goodwill recorded at the Corporate and Other segment is allocated to the primary operating segments for goodwill impairment testing purposes.
(2)	Goodwill amounts do not contain any accumulated impairment losses.
(3)	Recast to reflect nonregulated retail energy marketing operations in the Dominion Energy segment.
(4)	See Note 3 for a discussion of Dominion’s dispositions and related goodwill write-offs.
(5)	Related to assets sold or contributed to an affiliate or Blue Racer.

Other Intangible Assets

The Companies’ other intangible assets are subject to amortization over their estimated useful lives. Dominion’s amortization expense for intangible assets was $78 million, $71 million and $72 million for 2015, 2014 and 2013, respectively. In 2015, Dominion acquired $78 million of intangible assets, primarily representing software, with an estimated weighted-average amortization period of approximately 8 years. Amortization expense for Virginia Power’s intangible assets was $25 million, $24 million and $22 million for 2015, 2014 and 2013, respectively. In 2015, Virginia Power acquired $34 million of intangible assets, primarily representing software, with an estimated weighted-average amortization period of 6 years. Dominion Gas’ amortization expense for intangible assets was $18 million, $17 million and $16 million for 2015, 2014 and 2013, respectively. In 2015, Dominion Gas acquired $24 million of intangible assets, primarily representing software, with an estimated weighted-average amortization period of approximately 14 years. The components of intangible assets are as follows:

At December 31,	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Dominion
Software, licenses and other	$942	$372	$887	$317
Total	$942	$372	$887	$317

Virginia Power
Software, licenses and other	$301	$88	$286	$81
Total	$301	$88	$286	$81

Dominion Gas
Software, licenses and other	$211	$128	$192	$113
Total	$211	$128	$192	$113

Annual amortization expense for these intangible assets is estimated to be as follows:

	2016	2017	2018	2019	2020
(millions)
Dominion	$79	$68	$57	$47	$35

Virginia Power	$25	$22	$19	$15	$9

Dominion Gas	$18	$15	$14	$13	$13

Combined Notes to Consolidated Financial Statements, Continued

NOTE 12. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

At December 31,	2015	2014
(millions)
Dominion
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$111	$79
Deferred rate adjustment clause costs(2)	90	124
Deferred nuclear refueling outage costs(3)	75	44
Unrecovered gas costs(4)	12	36
Other	63	64
Regulatory assets-current	351	347
Unrecognized pension and other postretirement benefit costs(5)	1,015	1,050
Deferred rate adjustment clause costs(2)	295	250
PJM transmission rates(6)	192	—
Income taxes recoverable through future rates(7)	126	133
Derivatives(8)	110	101
Other	127	108
Regulatory assets-non-current	1,865	1,642
Total regulatory assets	$2,216	$1,989
Regulatory liabilities:
PIPP(9)	$46	$71
Other	54	99
Regulatory liabilities-current(10)	100	170
Provision for future cost of removal and AROs(11)	1,120	1,072
Nuclear decommissioning trust(12)	804	815
Deferred cost of fuel used in electric generation(1)	97	6
Derivatives(8)	79	—
Other	185	98
Regulatory liabilities-non-current	2,285	1,991
Total regulatory liabilities	$2,385	$2,161
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$111	$79
Deferred rate adjustment clause costs(2)	80	117
Deferred nuclear refueling outage costs(3)	75	44
Other	60	58
Regulatory assets-current	326	298
Deferred rate adjustment clause costs(2)	213	179
PJM transmission rates(6)	192	—
Derivatives(8)	110	101
Income taxes recoverable through future rates(7)	97	100
Other	55	59
Regulatory assets-non-current	667	439
Total regulatory assets	$993	$737
Regulatory liabilities:
Other	$35	$90
Regulatory liabilities-current	35	90
Provision for future cost of removal(11)	890	852
Nuclear decommissioning trust(12)	804	815
Deferred cost of fuel used in electric generation(1)	97	6
Derivatives(8)	79	—
Other	59	10
Regulatory liabilities-non-current	1,929	1,683
Total regulatory liabilities	$1,964	$1,773

At December 31,	2015	2014
(millions)
Dominion Gas
Regulatory assets:
Unrecovered gas costs(4)	$11	$29
Deferred rate adjustment clause costs(2)	10	7
Other	2	2
Regulatory assets-current	23	38
Unrecognized pension and other postretirement benefit costs(5)	282	242
Deferred rate adjustment clause costs(2)	82	71
Income taxes recoverable through future rates(7)	20	24
Other	65	42
Regulatory assets-non-current	449	379
Total regulatory assets	$472	$417
Regulatory liabilities:
PIPP(9)	$46	$71
Other	9	4
Regulatory liabilities-current	55	75
Provision for future cost of removal and AROs(11)	170	172
Other	31	20
Regulatory liabilities-non-current	201	192
Total regulatory liabilities	$256	$267

(1)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Dominion’s and Virginia Power’s generation operations. See Note 13 for more information.
(2)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Gas. See Note 13 for more information.
(3)	Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
(4)	Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(5)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s and Dominion Gas’ rate-regulated subsidiaries.
(6)	Reflects amount related to the PJM transmission cost allocation matter. See Note 13 for more information.
(7)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(8)	As discussed under Derivative Instruments in Note 2, for jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(9)	Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rate adjustment clause according to East Ohio tariff provisions. See Note 13 for more information.
(10)	Current regulatory liabilities are presented in other current liabilities in Dominion’s Consolidated Balance Sheets.
(11)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(12)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.

At December 31, 2015, $131 million of Dominion’s, $100 million of Virginia Power’s and $29 million of Dominion Gas’ regulatory assets represented past expenditures on which they do not currently earn a return. The majority of these expenditures are expected to be recovered within the next two years.

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

FERC—ELECTRIC

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Dominion’s merchant generators sell electricity in the PJM, MISO, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Tennessee, Georgia, California and Utah, under Dominion’s market-based sales tariffs authorized by FERC. Virginia Power purchases and, under its FERC market-based rate authority, sells electricity in the wholesale market. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

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

In March 2010, ODEC and North Carolina Electric Membership Corporation filed a complaint with FERC against Virginia Power claiming that $223 million in transmission costs related to specific projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula rate. In October 2010, FERC issued an order dismissing the complaint in part and established hearings and settlement procedures on the remaining part of the complaint. In February 2012, Virginia Power submitted to FERC a settlement agreement to resolve all issues set for hearing. The settlement was accepted by FERC in May 2012 and provides for payment by Virginia Power to the transmission customer parties collectively of $250,000 per year for ten years and resolves all matters other than allocation of the incremental cost of certain underground transmission facilities.

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

Combined Notes to Consolidated Financial Statements, Continued

allocation issue. The hearing only concerns the costs of new facilities approved by PJM prior to February 1, 2013. Transmission facilities approved after February 1, 2013 are allocated on a hybrid cost allocation method approved by FERC and not subject to any court review.

Virginia Power expects that a settlement agreement will be executed regarding this matter. Under the terms of the settlement, Virginia Power would be required to pay $200 million to PJM over the next 10 years. Although no FERC order has been issued and the expected settlement agreement has not been filed and accepted by FERC, Virginia Power believes it is probable it will be required to make payment as an outcome of the hearing and settlement proceedings. Accordingly, as of December 31, 2015, Virginia Power has recorded a contingent liability of $200 million in other deferred credits and other liabilities, which is offset by a $192 million regulatory asset for the amount that will be recovered through retail rates in Virginia. The remaining $8 million was recorded in other operations and maintenance expense in the Consolidated Statement of Income.

Other Regulatory Matters

ELECTRIC REGULATION IN VIRGINIA

The Regulation Act enacted in 2007 instituted a cost-of-service rate model, ending Virginia’s planned transition to retail competition for electric supply service to most classes of customers.

The Regulation Act authorizes stand-alone rate adjustment clauses for recovery of costs for new generation projects, FERC-approved transmission costs, underground distribution lines, environmental compliance, conservation and energy efficiency programs and renewable energy programs, and also contains statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission. As amended, it provides for enhanced returns on capital expenditures on specific newly-proposed generation projects.

If the Virginia Commission’s future rate decisions, including actions relating to Virginia Power’s rate adjustment clause filings, differ materially from Virginia Power’s expectations, it may adversely affect its results of operations, financial condition and cash flows.

Regulation Act Legislation

In February 2015, the Virginia Governor signed legislation into law which will keep Virginia Power’s base rates unchanged until at least December 1, 2022. In addition, no biennial reviews will be conducted by the Virginia Commission for the five successive 12-month test periods beginning January 1, 2015, and ending December 31, 2019. The legislation states that Virginia

Power’s 2015 biennial review, filed in March 2015, would proceed for the sole purpose of reviewing and determining whether any refunds are due to customers based on earnings performance for generation and distribution services during the 2013 and 2014 test periods. In addition the legislation requires the Virginia Commission to conduct proceedings in 2017 and 2019 to determine the utility’s ROE for use in connection with rate adjustment clauses and requires utilities to file integrated resource plans annually rather than biennially. However, in November 2015, the Virginia Commission ordered testimony, briefs and separate bifurcated hearing in Virginia Power’s currently pending Rider B, Rider R, Rider S and Rider W cases on whether the Virginia Commission can adjust the ROE applicable to these rate adjustment clauses prior to 2017. The legislation also required Virginia Power to write-off $85 million of prior-period deferred fuel costs during the first quarter of 2015. In addition, the legislation required the Virginia Commission to implement a fuel rate reduction for Virginia Power as soon as practicable based on this non-recovery as well as any over-recovery for the 2014-2015 fuel year and projected fuel expense for the 2015-2016 fuel year. The legislation also deems the construction or purchase of one or more utility-scale solar facilities located in Virginia up to 500 MW in total to be in the public interest.

2015 Biennial Review

Pursuant to the Regulation Act, in March 2015, Virginia Power filed its base rate case and schedules for the Virginia Commission’s 2015 biennial review of Virginia Power’s rates, terms and conditions. Per legislation enacted in February 2015, this biennial review was limited to reviewing Virginia Power’s earnings on rates for generation and distribution services for the combined 2013 and 2014 test period, and determining whether credits are due to customers in the event Virginia Power’s earnings exceeded the earnings band determined in the 2013 Biennial Review Order. In November 2015, the Virginia Commission issued the 2015 Biennial Review Order.

After deciding several contested regulatory earnings adjustments, the Virginia Commission ruled that Virginia Power earned on average an ROE of approximately 10.89% on its generation and distribution services for the combined 2013 and 2014 test periods. Because this ROE was more than 70 basis points above Virginia Power’s authorized ROE of 10.0%, the Virginia Commission ordered that approximately $20 million in excess earnings be credited to customer bills based on usage in 2013 and 2014 over a six-month period beginning within 60 days of the 2015 Biennial Review Order. Based upon 2015 legislation keeping Virginia Power’s base rates unchanged until at least December 1, 2022, the Virginia Commission did not order certain existing rate adjustment clauses to be combined with Virginia Power’s base rates. The Virginia Commission did not determine whether Virginia Power had a revenue deficiency or sufficiency when projecting the annual revenues generated by base rates to the revenues required to recover costs of service and earn a fair return. In December 2015, a group of large industrial customers filed notices of appeal with the Supreme Court of Virginia from both the 2015 Biennial Review Order and the Virginia Commission’s order denying their petition for rehearing or reconsideration. This appeal is pending.

Virginia Fuel Expenses

In February 2015, Virginia Power submitted its annual fuel factor filing to the Virginia Commission. In August 2015, the Virginia Commission approved Virginia Power’s annual fuel factor filing to recover an estimated $1.6 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2015. Virginia Power’s new approved fuel rate, in effect on an interim basis since April 1, 2015, represents a fuel revenue decrease of $512 million when applied to projected kilowatt-hour sales for the period April 1, 2015 to June 30, 2016.

Solar Facility Projects

In January 2015, Virginia Power applied for a CPCN to construct and operate a 20 MW utility-scale solar facility near its existing Remington power station in Fauquier County, Virginia. The total estimated cost of the Remington solar facility was approximately $47 million, excluding financing costs. Virginia Power also applied for approval of Rider US-1 to recover the projected costs of the facility. In October 2015, the Virginia Commission denied approval of the CPCN and Rider US-1 based on the evidence in the record but stated that an application could be re-filed to address the concerns cited by the Virginia Commission. Virginia Power is assessing its options for re-filing.

In October 2015, Virginia Power filed a CPCN with the Virginia Commission to construct three solar facilities. Woodland, Scott Solar and Whitehouse would increase Dominion’s renewable generation by a combined 56 MW and are estimated to cost approximately $130 million, excluding financing costs. Virginia Power also applied for approval of Rider US-2. This case is pending. The facilities are expected to commence commercial operations, subject to regulatory approvals, in the fourth quarter of 2016.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•

The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2015, Virginia Power proposed a $668 million total revenue requirement for the rate year beginning September 1, 2015, which represents a $130 million increase over the previous year. Virginia Power also presented a mitigation proposal to defer $96 million of this revenue requirement to the rate year beginning September 1, 2016, which would reduce by 50% the one-year rate impact on residential customers. In August 2015, the Virginia Commission rejected the mitigation proposal and approved full recovery of the proposed revenue requirement.

•

The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In June 2015, Virginia Power proposed a $250 million revenue requirement for the rate year beginning April 1, 2016, which represents a $5 million increase over the previous year. This case is pending.

•

The Virginia Commission previously approved Rider W in conjunction with Warren County. In June 2015, Virginia Power proposed a $118 million revenue requirement for the rate year beginning April 1, 2016, which represents a $17 million decrease versus the previous year. This case is pending.

•

The Virginia Commission previously approved Rider R in conjunction with Bear Garden. In June 2015, Virginia Power proposed a $74 million revenue requirement for the rate year beginning April 1, 2016, which represents a $10 million decrease versus the previous year. This case is pending.

•

The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In June 2015, Virginia Power proposed a $30 million revenue requirement for the rate year beginning April 1, 2016, which represents a $21 million increase over the previous year. This case is pending.

•

Virginia legislation which provides for the recovery of costs to move certain electric distribution facilities underground became effective in July 2014. In October 2014, Virginia Power filed for approval of Rider U, which proposed a revenue requirement of $28 million during the initial rate year beginning September 1, 2015. In May 2015, Virginia Power revised the revenue requirement to $24 million. In July 2015, the Virginia Commission denied approval of Rider U based on the evidence in the record, but found that an alternative plan addressing certain concerns, such as the lack of a cost-benefit analysis, could reasonably satisfy the regulatory requirements for approval. In December 2015, Virginia Power filed for approval of a more limited undergrounding program, along with a revised Rider U proposing a revenue requirement of $24 million for the initial rate year beginning September 1, 2016. This case is pending.

•

The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In August 2015, Virginia Power proposed a total revenue requirement of $50 million for the rate year beginning May 1, 2016. Virginia Power further proposed two new energy efficiency programs for Virginia Commission approval with a requested five-year cost cap of $51 million for those programs, and to extend an existing peak-shaving program for an additional five years under current funding. This case is pending.

•

The Virginia Commission previously approved Rider BW in conjunction with Brunswick County. In October 2015, Virginia Power proposed a $156 million total revenue requirement for the rate year beginning September 1, 2016, which represents a $45 million increase versus the previous year. This case is pending.

•

In July 2015, Virginia Power filed an application with the Virginia Commission for a CPCN to construct and operate Greensville County and related transmission interconnection facilities. Virginia Power also applied for approval of Rider GV to recover the costs of Greensville County, and proposed a total revenue requirement of $42 million for the rate year beginning April 1, 2016. This case is pending.

Electric Transmission Projects

In November 2013, the Virginia Commission issued an order granting Virginia Power a CPCN to construct approximately 7 miles of new overhead 500 kV transmission line from the existing Surry switching station in Surry County to a new Skiffes Creek switching station in James City County, and approximately 20 miles of new 230 kV transmission line in James City County, York County, and the City of Newport News from the proposed new Skiffes Creek switching station to Virginia Power’s existing Whealton substation in the City of Hampton. In February 2014, the Virginia Commission granted reconsideration requested by Virginia Power and issued an Order Amending Certificate. Several appeals were filed with the Supreme Court of Virginia. In April 2015, the Supreme Court of Virginia issued its opinion in the consolidated appeals of the Virginia Commission’s order granting a CPCN for the Skiffes Creek transmission line and related facilities. The Supreme Court of Virginia unanimously affirmed all but one of the alleged grounds for appeal. The court approved the proposed project including the proposed route for a

Combined Notes to Consolidated Financial Statements, Continued

500 kV overhead transmission line from Surry to the Skiffes Creek switching station site. The court reversed and remanded the Virginia Commission’s determination in one set of appeals that the Skiffes Creek switching station was a transmission line for purposes of statutory exemption from local zoning ordinances. In May 2015, the Supreme Court of Virginia denied separate petitions filed by Virginia Power and the Virginia Commission to rehear its ruling regarding the Skiffes Creek switching station. Pending receipt of remaining required permits and approvals, Virginia Power expects to construct the project.

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

In November 2015, Virginia Power filed an application with the Virginia Commission for a CPCN to convert an existing transmission line to 230 kV in Prince William County, Virginia, and Loudoun County, Virginia, and to construct and operate a new approximately five mile overhead 230 kV double circuit transmission line between a tap point near the Gainesville substation and a new to-be-constructed Haymarket substation. The total estimated cost of the project is approximately $51 million. This case is pending.

In November 2015, Virginia Power filed an application with the Virginia Commission for a CPCN to construct and operate in multiple Virginia counties an approximately 38 mile overhead 230 kV transmission line between the Remington and Gordonsville substations, along with associated facilities. The total estimated cost of the project is approximately $104 million. This case is pending.

In February 2016, the Virginia Commission issued an order granting Virginia Power a CPCN to construct and operate the Remington CT-Warrenton 230 kV double circuit transmission line, the Vint Hill-Wheeler and Wheeler-Gainesville 230 kV lines and the 230 kV Vint Hill and Wheeler switching stations along Virginia Power’s proposed route. The total estimated cost of the project is approximately $105 million.

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

In August 2015, BREDL filed a petition in the U.S. Court of Appeals for the D.C. Circuit seeking review of the NRC’s June 2015 decision. Along with the petition for judicial review, BREDL also filed a motion to hold this judicial review in abeyance pending the outcome of the ongoing judicial review of the NRC’s rule pertaining to the continued onsite storage of spent nuclear fuel in litigation pending before the same court. Similar petitions were filed seeking judicial review of the NRC’s decision as it applies to other COL and license renewal proceedings. Virginia Power has filed a motion with the court to intervene in the proceeding. This case is pending.

North Anna and Offshore Wind Legislation

In April 2014, legislation was enacted in Virginia that permits Virginia Power to recover 70% of the costs previously deferred or capitalized related to the development of a third nuclear unit located at North Anna and offshore wind facilities through December 31, 2013 as part of the 2013 and 2014 base rates. Virginia Power had deferred or capitalized costs totaling $577 million for these projects as of December 31, 2013, substantially all of which relate to North Anna. For the 70% portion of these previously deferred or capitalized costs allocable to customers in Virginia, Virginia Power recognized such amounts as charges against net income beginning in the second quarter of 2014 and for the remainder of the year. During 2014, Virginia Power recognized $374 million ($248 million after-tax) in charges against income representing the cumulative recovery of costs from January 2013 through December 2014, which are primarily included in other operations and maintenance expense in the Consolidated Statements of Income. The remaining deferred or capitalized costs, as well as costs incurred after December 31, 2013, continue to be eligible for inclusion in a future rate adjustment clause.

NORTH CAROLINA REGULATION

In December 2012, the North Carolina Commission approved a $36 million increase in Virginia Power’s annual non-fuel base revenues based on an authorized ROE of 10.2%, and a $14 million decrease in annual base fuel revenues for a combined total base revenue increase of $22 million. These rate changes became effective on January 1, 2013. Following an appeal to the Supreme Court of North Carolina, the North Carolina Commission issued an opinion reaffirming its 10.2% ROE determination in July 2015.

In August 2015, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power proposed an $11 million decrease to the fuel component of its electric rates for the rate year beginning January 1, 2016. This decrease includes the North Carolina Commission’s previous approval to defer recovering 50% of Virginia Power’s estimated $17 million jurisdictional deferred fuel balance to the 2016 fuel year, without interest. In December 2015, the North Carolina Commission approved Virginia Power’s proposed fuel charge adjustment.

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

AMR Program

In 2007, East Ohio began installing automated meter reading technology for its 1.2 million customers in Ohio. The AMR program approved by the Ohio Commission was completed in 2012. Although no further capital investment will be added, East Ohio is approved to recover depreciation, property taxes, carrying charges and a return until East Ohio has another rate case.

In February 2015, East Ohio filed its application with the Ohio Commission to adjust its AMR cost recovery charge to recover costs for calendar year 2014 associated with AMR deployment. The filing reflects a projected revenue requirement of approximately $8 million. This application was approved by the Ohio Commission in April 2015.

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

UEX Rider

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In July 2015, the Ohio Commission approved East Ohio’s application to decrease its UEX Rider, which reflects a refund of over-recovered accumulated bad debt expense of $14 million as of March 31, 2015, and recovery of prospective net bad debt expense projected to total approximately $20 million for the twelve-month period from April 2015 to March 2016.

PSMP

In October 2015, East Ohio requested approval from the Ohio Commission to defer the operation and maintenance costs associated with implementing a proposed PSMP. The costs are not expected to exceed $15 million per year.

WEST VIRGINIA REGULATION

In September 2015, Hope requested approval of PREP from the West Virginia Commission. In the application, Hope proposed a projected capital investment for 2016 of $24 million as part of a total five-year projected capital investment of $158 million. In January 2016, Hope and the West Virginia Commission reached a settlement allowing Hope to include costs related to capital investment for 2016 of $20 million in new PREP customer rates effective March 1, 2016.

FERC—GAS

During the second quarter of 2013, DCG executed binding precedent agreements for the approximately $35 million Edgemoor Project. FERC approved the Edgemoor Project in February 2015, construction commenced in March 2015 and the project was placed into service in December 2015

In April 2014, DCG executed a binding precedent agreement for the approximately $35 million Columbia to Eastover Project. In May 2015, DCG filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be in service in the third quarter of 2016.

In October 2015, Cove Point received authorization to construct the approximately $30 million St. Charles Transportation Project and the approximately $40 million Keys Energy Project. Construction on each project commenced in the fourth quarter of 2015. The St. Charles Transportation Project is anticipated to be placed into service in June 2016. The Keys Energy Project is anticipated to be placed into service in March 2017.

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

The Companies have also identified, but not recognized, AROs related to the retirement of Dominion’s LNG facility, Dominion Gas’ storage wells in its underground natural gas storage network, certain Virginia Power electric transmission and distribution assets located on property with easements, rights of way, franchises and

Combined Notes to Consolidated Financial Statements, Continued

lease agreements, Virginia Power’s hydroelectric generation facilities and the abatement of certain asbestos not expected to be disturbed in Dominion’s and Virginia Power’s generation facilities. The Companies currently do not have sufficient information to estimate a reasonable range of expected retirement dates for any of these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance and they currently have no plans to retire or dispose of any of these assets. As a result, a settlement date is not determinable for these assets and AROs for these assets will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. The Companies continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets. The changes to AROs during 2014 and 2015 were as follows:

Amount
(millions)
Dominion
AROs at December 31, 2013	$1,578
Obligations incurred during the period	40
Obligations settled during the period	(82)
Revisions in estimated cash flows(1)	102
Accretion	81
Other	(5)
AROs at December 31, 2014(2)	$1,714
Obligations incurred during the period(3)	315
Obligations settled during the period	(106)
Revisions in estimated cash flows(3)	88
Accretion	93
Other	(1)
AROs at December 31, 2015(2)	$2,103
Virginia Power
AROs at December 31, 2013	$689
Obligations incurred during the period	28
Obligations settled during the period	(1)
Revisions in estimated cash flows(1)	108
Accretion	37
Other	(6)
AROs at December 31, 2014	$855
Obligations incurred during the period(3)	289
Obligations settled during the period	(39)
Revisions in estimated cash flows(3)	92
Accretion	50
AROs at December 31, 2015	$1,247
Dominion Gas
AROs at December 31, 2013	$137
Obligations incurred during the period	2
Obligations settled during the period	(8)
Accretion	8
Other	8
AROs at December 31, 2014(4)	$147
Obligations incurred during the period	5
Obligations settled during the period	(6)
Revisions in estimated cash flows	(5)
Accretion	9
Other	(1)
AROs at December 31, 2015(4)	$149

(1)	Relates primarily to a shift of the delayed planned date on which the DOE is expected to begin accepting spent nuclear fuel.
(2)	Includes $81 million and $216 million reported in other current liabilities at December 31, 2014, and 2015, respectively.
(3)	Primarily reflects future ash pond and landfill closure costs at certain utility generation facilities. See Note 22 for further information.
(4)	Includes $140 million and $137 million reported in other deferred credits and other liabilities, with the remainder recorded in other current liabilities, at December 31, 2014 and 2015, respectively.

Dominion and Virginia Power have established trusts dedicated to funding the future decommissioning of their nuclear plants. At both December 31, 2015 and 2014, the aggregate fair value of Dominion’s trusts, consisting primarily of equity and debt securities, totaled $4.2 billion. At both December 31, 2015 and 2014, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $1.9 billion.

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

Dominion

Through August 2013, Dominion leased the Fairless generating facility in Pennsylvania, which began commercial operations in June 2004, from Juniper, the lessor. In August 2013, the lease expired and Dominion purchased Fairless for $923 million from Juniper per the terms of the lease agreement. However, as Dominion had previously consolidated Juniper, the purchase was accounted for as an equity transaction to acquire the noncontrolling interests from Juniper for $923 million, while Dominion retained control of Fairless.

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

Dominion and Dominion Gas

Dominion Midstream and Dominion Gas own a 25.93% and 24.72% noncontrolling partnership interest in Iroquois, respectively. See Note 3 for further details regarding the nature of this entity. Dominion concluded that Iroquois is a VIE because a non-affiliated Iroquois equity holder has the ability during a limited period of time to transfer its ownership interests to another Iroquois equity holder or its affiliate. At December 31, 2015, Dominion concluded that neither Dominion Midstream nor Dominion Gas is the primary beneficiary of Iroquois as they do not have the power to direct the activities of Iroquois that most significantly impact its economic performance, as the power to direct is shared among multiple unrelated parties. If Iroquois determines capital contributions are required, Dominion Midstream and Dominion Gas each would be obligated to provide the portion of capital contributions based on its ownership percentage. Dominion Midstream’s and Dominion Gas’ maximum exposure to loss is limited to their current and future investment.

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

Virginia Power

Virginia Power had long-term power and capacity contracts with five non-utility generators, which contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. Contracts with two of these non-utility generators expired during 2015 leaving a remaining aggregate summer generation capacity of approximately 418 MW. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The remaining contracts expire at various dates ranging from 2017 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $439 million as of December 31, 2015. Virginia Power paid $200 million, $223 million, and $217 million for electric capacity and $83 million, $138 million, and $98 million for electric energy to these entities for the years ended December 31, 2015, 2014 and 2013, respectively.

Virginia Power and Dominion Gas

Virginia Power and Dominion Gas purchased shared services from DRS, an affiliated VIE, of $318 million and $115 million, $335 million and $106 million, and $331 million and $115 million for the years ended December 31, 2015, 2014 and 2013, respectively. Virginia Power and Dominion Gas determined that each is not the most closely associated entity with DRS and therefore neither is the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power and Dominion Gas. Virginia Power and Dominion Gas have no obligation to absorb more than their allocated shares of DRS costs.

NOTE 16. SHORT-TERM DEBT AND CREDIT AGREEMENTS

The Companies use short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In January 2016, Dominion expanded its short-term funding resources through a $1.0 billion increase to one of its joint revolving credit facility limits. In addition, Dominion utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by commodity prices, hedging levels, Dominion’s credit ratings and the credit quality of its counterparties.

Dominion

Commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2015
Joint revolving credit facility(1)(2)	$4,000	$3,353		$—	$647
Joint revolving credit facility(1)	500	156		59	285
Total	$4,500	$3,509	(3)	$59	$932
At December 31, 2014
Joint revolving credit facility(1)	$4,000	$2,664		$—	$1,336
Joint revolving credit facility(1)	500	111		48	341
Total	$4,500	$2,775	(3)	$48	$1,677

(1)	These credit facilities mature in April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.
(2)	In January 2016, this facility limit was increased from $4.0 billion to $5.0 billion.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by Dominion’s credit facilities were 0.62% and 0.38% at December 31, 2015 and 2014, respectively.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

Combined Notes to Consolidated Financial Statements, Continued

Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion and Dominion Gas were as follows:

	Facility Limit (1)	Outstanding Commercial Paper		Outstanding Letters of Credit
(millions)
At December 31, 2015
Joint revolving credit facility(1)(2)	$4,000	$1,500		$—
Joint revolving credit facility(1)	500	156		—
Total	$4,500	$1,656	(3)	$—
At December 31, 2014
Joint revolving credit facility(1)	$4,000	$1,250		$—
Joint revolving credit facility(1)	500	111		—
Total	$4,500	$1,361	(3)	$—

(1)	The full amount of the facilities is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion and Dominion Gas. Sub-limits for Virginia Power are set within the facility limit but can be changed at the option of the Companies multiple times per year. At December 31, 2015, the sub-limit for Virginia Power was an aggregate $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. These credit facilities mature in April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.
(2)	In January 2016, this facility limit was increased from $4.0 billion to $5.0 billion.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by these credit facilities were 0.60% and 0.36% at December 31, 2015 and 2014, respectively.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility with a maturity date of April 2019. As of December 31, 2015, this facility supports $119 million of certain variable rate tax-exempt financings of Virginia Power.

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

Dominion Gas’ share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion and Virginia Power were as follows:

	Facility Limit (1)	Outstanding Commercial Paper		Outstanding Letters of Credit
(millions)
At December 31, 2015
Joint revolving credit facility(1)	$1,000	$391		$—
Joint revolving credit facility(1)	500	—		—
Total	$1,500	$391	(2)	$—
At December 31, 2014
Joint revolving credit facility(1)	$1,000	$—		$—
Joint revolving credit facility(1)	500	—		—
Total	$1,500	$—		$—

(1)	A maximum of a combined $1.5 billion of the facilities is available to Dominion Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion and Virginia Power. Sub-limits for Dominion Gas are set within the facility limit but can be changed at the option of the Companies multiple times per year. At December 31, 2015, the sub-limit for Dominion Gas was an aggregate $500 million. In January 2016, the aggregate sub-limit for Dominion Gas was increased to $1.0 billion. If Dominion Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. These credit facilities mature in April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.
(2)	The weighted-average interest rate of the outstanding commercial paper supported by these credit facilities was 0.63% at December 31, 2015.

NOTE 17. LONG-TERM DEBT

At December 31,	2015 Weighted- average Coupon(1)	2015	2014
(millions, except percentages)
Dominion Gas Holdings, LLC:
Unsecured Senior Notes:
1.05% to 2.8%, due 2016 to 2020	2.26%	$1,550	$850
3.55% to 4.8%, due 2023 to 2044	4.15%	1,750	1,750
Dominion Gas Holdings, LLC total principal		$3,300	$2,600
Securities due within one year	1.05%	(400)	—
Unamortized discount		(8)	(6)
Dominion Gas Holdings, LLC total long-term debt		$2,892	$2,594
Virginia Electric and Power Company:
Unsecured Senior Notes:
1.2% to 8.625%, due 2015 to 2019	5.03%	$2,261	$2,471
2.75% to 8.875%, due 2022 to 2045	4.91%	6,292	5,592
Tax-Exempt Financings(2):
Variable rates, due 2016 to 2041	0.79%	194	606
0.70% to 5.6%, due 2023 to 2041	2.19%	678	266
Virginia Electric and Power Company total principal		$9,425	$8,935
Securities due within one year	5.24%	(476)	(211)
Unamortized discount and premium, net		—	2
Virginia Electric and Power Company total long-term debt		$8,949	$8,726
Dominion Resources, Inc.:
Unsecured Senior Notes:
Variable rates, due 2015 and 2016	1.11%	$600	$400
1.25% to 6.4%, due 2015 to 2019	3.05%	3,400	3,150
2.75% to 7.0%, due 2021 to 2044(3)	4.80%	5,099	4,449
Tax-Exempt Financing, variable rate, due 2041	1.16%	75	75
Unsecured Junior Subordinated Notes Payable to Affiliated Trust, 8.4%, due 2031	8.40%	10	10
Enhanced Junior Subordinated Notes:
5.75% and 7.5%, due 2054 and 2066	6.27%	971	985
Variable rate, due 2066	2.90%	377	380
Remarketable Subordinated Notes, 1.07% to 1.50%, due 2019 to 2021	1.30%	2,100	2,100
Unsecured Debentures and Senior Notes(4):
6.8% and 6.875%, due 2026 and 2027	6.81%	89	89
Dominion Energy, Inc.:
Tax-Exempt Financing, 2.375%, due 2033	2.38%	27	27
Dominion Gas Holdings, LLC total principal (from above)		3,300	2,600
Virginia Electric and Power Company total principal (from above)		9,425	8,935
Dominion Resources, Inc. total principal		$25,473	$23,200
Fair value hedge valuation(5)		7	19
Securities due within one year(6)	2.38%	(1,826)	(1,375)
Unamortized discount and premium, net		(38)	(39)
Dominion Resources, Inc. total long-term debt		$23,616	$21,805

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2015.
(2)	These financings relate to certain pollution control equipment at Virginia Power’s generating facilities. Certain variable rate tax-exempt financings are supported by a $120 million credit facility that terminates in April 2019.
(3)	At the option of holders, $510 million of Dominion’s 5.25% senior notes due 2033 were subject to redemption at 100% of the principal amount plus accrued interest in August 2015. As a result, at December 31, 2014, the notes were included in securities due within one year in Dominion’s Consolidated Balance Sheets. The option to redeem the notes expired in June 2015. At December 31, 2015, the notes are included in long-term debt in Dominion’s Consolidated Balance Sheets.
(4)	Represents debt assumed by Dominion from the merger of its former CNG subsidiary.
(5)	Represents the valuation of certain fair value hedges associated with Dominion’s fixed rate debt.
(6)	Includes $4 million for fair value hedge valuation in 2014. Excludes $100 million of variable rate short-term notes scheduled to mature in May 2016 that were purchased and cancelled using the proceeds from the February 2016 issuance of senior notes that mature in 2018.

Combined Notes to Consolidated Financial Statements, Continued

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2015, were as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
(millions, except percentages)
Dominion Gas	$400	$—	$—	$450	$700	$1,750	$3,300
Weighted-average Coupon	1.05%			2.50%	2.80%	4.15%
Virginia Power	$476	$679	$850	$350	$—	$7,070	$9,425
Weighted-average Coupon	5.24%	5.44%	4.17%	5.00%		4.59%

Dominion
Unsecured Senior Notes(1)	$1,907	$1,354	$1,850	$2,000	$700	$13,230	$21,041
Tax-Exempt Financings	19	75	—	—	—	880	974
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts	—	—	—	—	—	10	10
Enhanced Junior Subordinated Notes	—	—	—	—	—	1,348	1,348
Remarketable Subordinated Notes	—	—	—	550	1,000	550	2,100
Total	$1,926	$1,429	$1,850	$2,550	$1,700	$16,018	$25,473
Weighted-average Coupon	2.31%	3.28%	4.16%	3.09%	2.04%	4.54%

(1)	In February 2016, Dominion purchased and cancelled $100 million of variable rate short-term notes that would have otherwise matured in May 2016 using the proceeds from the February 2016 issuance of senior notes that mature in 2018. As a result, at December 31, 2015, $100 million of the notes were included in long-term debt in the Consolidated Balance Sheets.

The Companies’ short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of December 31, 2015, there were no events of default under these covenants.

In January 2016, Virginia Power issued $750 million of 3.15% senior notes that mature in 2026.

In February 2016, Dominion issued $500 million of 2.125% senior notes in a private placement. The notes mature in 2018.

Senior Note Redemptions

As part of Dominion’s Liability Management Exercise, in December 2014, Dominion redeemed five outstanding series of senior notes with an aggregate outstanding principal of $1.9 billion. The aggregate redemption price paid in December 2014 was $2.2 billion and represents the principal amount outstanding, accrued and unpaid interest and the applicable make-whole premium of $263 million. Total charges for the Liability Management Exercise of $284 million, including the make-whole premium, were recognized and recorded in interest expense in Dominion’s Consolidated Statements of Income. Proceeds from Dominion’s issuance of senior notes in November 2014 were used to offset the payment of the redemption price. Also see Convertible Securities called for redemption below.

Convertible Securities

As part of Dominion’s Liability Management Exercise, in November 2014, Dominion provided notice to redeem all $22 million of outstanding contingent convertible senior notes. The senior notes were eligible for conversion during 2014. However, in lieu of redemption, holders elected to convert the remaining $22 million of notes in December 2014 into $26 million of common stock. Proceeds from Dominion’s issuance of senior notes in November 2014 were used to offset the portion of the conversions paid in cash. At December 31, 2014, all of the senior notes have been converted and none remain outstanding.

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

Interest charges related to Dominion’s junior subordinated notes payable to affiliated trusts were $1 million for the years ended December 31, 2015, 2014 and 2013.

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

As part of Dominion’s Liability Management Exercise, in October 2014, Dominion redeemed all $685 million of the June 2009 hybrids plus accrued interest with the net proceeds from the issuance of the October 2014 hybrids. In 2015, Dominion purchased and canceled $14 million and $3 million of the June 2006 hybrids and the September 2006 hybrids, respectively. In the first quarter of 2016, Dominion purchased and cancelled $37 million and $2 million of the June 2006 hybrids and the September 2006 hybrids, respectively. The redemption and all purchases were conducted in compliance with the RCCs.

Remarketable Subordinated Notes

In June 2013, Dominion issued $550 million of 2013 Series A 6.125% Equity Units and $550 million of 2013 Series B 6% Equity Units, initially in the form of Corporate Units. In July 2014, Dominion issued $1.0 billion of 2014 Series A 6.375% Equity Units, initially in the form of Corporate Units. The Corporate Units are listed on the NYSE under the symbols DCUA, DCUB and DCUC, respectively.

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

Pursuant to the terms of the 2013 Equity Units and 2014 Equity Units, Dominion expects to remarket the 2013 Series A, 2013 Series B and 2014 Series A RSNs during the first and second quarters of 2016, and the second quarter of 2017, respectively. Following a successful remarketing, the interest rate on the RSNs will be reset, interest will be payable on a semi-annual basis and Dominion will cease to have the ability to redeem the RSNs at its option or defer interest payments. Proceeds of each remarketing will belong to the investors in the related equity units and will be held and applied on their behalf at the settlement date of the related stock purchase contracts to pay the purchase price to Dominion for issuance of its common stock.

Combined Notes to Consolidated Financial Statements, Continued

Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, Dominion will issue between 8.5 million and 10.0 million shares of its common stock in both April 2016 and July 2016 and between 11.5 million and 14.4 million shares in July 2017. A total of 40.3 million shares of Dominion’s common stock has been reserved for issuance in connection with the stock purchase contracts.

Selected information about Dominion’s Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long-term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability(1)	Stock Purchase Settlement Date	RSN Maturity Date
(millions, except interest rates)
6/7/2013	11	$533.5	$550.0	1.070%	5.055%	$76.7	4/1/2016	4/1/2021
6/7/2013	11	$553.5	$550.0	1.180%	4.820%	$79.3	7/1/2016	7/1/2019
7/1/2014	20	$982.0	$1,000.0	1.500%	4.875%	$142.8	7/1/2017	7/1/2020

(1)	Payments of $101 million and $66 million were made in 2015 and 2014, respectively. The stock purchase contract liability was $115 million and $216 million at December 31, 2015 and 2014, respectively.

NOTE 18. PREFERRED STOCK

Dominion is authorized to issue up to 20 million shares of preferred stock; however, none were issued and outstanding at December 31, 2015 or 2014.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference. During 2014, Virginia Power redeemed 2.59 million shares, which represented all outstanding series of its preferred stock, some of which were redeemed as a part of Dominion’s Liability Management Exercise in September 2014. Upon redemption, each series was no longer outstanding for any purpose and dividends ceased to accumulate. Virginia Power had no preferred stock issued and outstanding at December 31, 2015 or 2014.

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

During 2015, Dominion received cash proceeds, net of fees and commissions, of $783 million from the issuance of approximately 11 million shares of common stock through various programs resulting in approximately 596 million of shares of common stock outstanding at December 31, 2015. These proceeds include cash of $284 million received from the issuance of 4.1 million of such shares through Dominion Direct® and employee savings plans.

In December 2014, Dominion filed an SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. Also in December 2014, Dominion entered into four separate sales agency agreements to effect sales under the program and pursuant to which it may offer from time to time up to $500 million aggregate amount of its common stock. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the NYSE at market prices or in such other transactions as are agreed upon by Dominion and the sales agents and in conformance with applicable securities laws. During the first and second quarters of 2015, Dominion provided sales instructions to the sales agents and issued 4.0 million shares through at-the-market issuances and received cash proceeds of $297 million, net of fees and commissions paid of $3 million. Following these issuances, Dominion has the ability to issue up to approximately $200 million of stock under the 2014 sales agency agreements. However, Dominion completed its 2015 planned market issuances of equity in May 2015 with the issuance of 2.8 million shares and receipt of proceeds of $202 million through a registered underwritten public offering.

VIRGINIA POWER

In 2015, 2014 and 2013, Virginia Power did not issue any shares of its common stock to Dominion.

DOMINION GAS

On September 30, 2013, Dominion contributed its wholly-owned subsidiaries DTI, East Ohio and Dominion Iroquois to Dominion Gas in exchange for 100% of its limited liability company membership interests.

Shares Reserved for Issuance

At December 31, 2015, Dominion had approximately 50 million shares reserved and available for issuance for Dominion Direct®, employee stock awards, employee savings plans, director stock compensation plans and issuance in connection with stock purchase contracts. See Note 17 for more information.

Repurchase of Common Stock

Dominion did not repurchase any shares in 2015 or 2014 and does not plan to repurchase shares during 2016, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

Purchase of Dominion Midstream Units

In September 2015, Dominion initiated a program to purchase from the market up to $50 million of common units representing limited partner interests in Dominion Midstream. The common units may be acquired by Dominion over the 12 month period following commencement of the program at the discretion of management. Through December 31, 2015, Dominion purchased approximately 887,000 common units for $25 million. In the first quarter of 2016, Dominion purchased approximately 377,000 additional common units for approximately $10 million. At February 23, 2016, Dominion still has the ability to purchase up to $15 million of common units under the program.

Combined Notes to Consolidated Financial Statements, Continued

Accumulated Other Comprehensive Income (Loss)

Presented in the table below is a summary of AOCI by component:

At December 31,	2015	2014
(millions)
Dominion
Net deferred losses on derivatives-hedging activities, net of tax of $110 and $116	$(176)	$(178)
Net unrealized gains on nuclear decommissioning trust funds, net of tax of $(281) and $(333)	504	548
Net unrecognized pension and other postretirement benefit costs, net of tax of $525 and $530	(797)	(782)
Other comprehensive loss from equity method investees, net of tax of $4 and $3	(5)	(4)
Total AOCI	$(474)	$(416)
Virginia Power
Net deferred losses on derivatives-hedging activities, net of tax of $4 and $4	$(7)	$(7)
Net unrealized gains on nuclear decommissioning trust funds, net of tax of $(30) and $(35)	47	57
Total AOCI	$40	$50
Dominion Gas
Net deferred losses on derivatives-hedging activities, net of tax of $10 and $11	$(17)	$(20)
Net unrecognized pension costs, net of tax of $56 and $46	(82)	(66)
Total AOCI	$(99)	$(86)

DOMINION

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Year Ended December 31, 2015
Beginning balance	$(178)	$548	$(782)	$(4)	$(416)
Other comprehensive income before reclassifications: gains (losses)	110	6	(66)	(1)	49
Amounts reclassified from AOCI: (gains) losses(1)	(108)	(50)	51	—	(107)
Net current period other comprehensive income (loss)	2	(44)	(15)	(1)	(58)
Ending balance	$(176)	$504	$(797)	$(5)	$(474)
Year Ended December 31, 2014
Beginning balance	$(288)	$474	$(510)	$—	$(324)
Other comprehensive income before reclassifications: gains (losses)	17	128	(305)	(4)	(164)
Amounts reclassified from AOCI: (gains) losses(1)	93	(54)	33	—	72
Net current period other comprehensive income (loss)	110	74	(272)	(4)	(92)
Ending balance	$(178)	$548	$(782)	$(4)	$(416)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Year Ended December 31, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(203)	Operating revenue
	15	Purchased gas
	1	Electric fuel and other energy-related purchases
Interest rate contracts	11	Interest and related charges
Total	(176)
Tax	68	Income tax expense
Total, net of tax	$(108)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(110)	Other income
Impairment	31	Other income
Total	(79)
Tax	29	Income tax expense
Total, net of tax	$(50)
Unrecognized pension and other postretirement benefit costs:
Prior-service costs (credits)	$(12)	Other operations and maintenance
Actuarial losses	98	Other operations and maintenance
Total	86
Tax	(35)	Income tax expense
Total, net of tax	$51
Year Ended December 31, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$130	Operating revenue
	13	Purchased gas
	(7)	Electric fuel and other energy-related purchases
Interest rate contracts	16	Interest and related charges
Total	152
Tax	(59)	Income tax expense
Total, net of tax	$93
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(100)	Other income
Impairment	13	Other income
Total	(87)
Tax	33	Income tax expense
Total, net of tax	$(54)
Unrecognized pension and other postretirement benefit costs:
Prior-service costs (credits)	$(12)	Other operations and maintenance
Actuarial losses	69	Other operations and maintenance
Total	57
Tax	(24)	Income tax expense
Total, net of tax	$33

VIRGINIA POWER

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Year Ended December 31, 2015
Beginning balance	$(7)	$57	$50
Other comprehensive income before reclassifications: losses	(1)	(4)	(5)
Amounts reclassified from AOCI: (gains) losses(1)	1	(6)	(5)
Net current period other comprehensive income (loss)	—	(10)	(10)
Ending balance	$(7)	$47	$40
Year Ended December 31, 2014
Beginning balance	$—	$48	$48
Other comprehensive income before reclassifications: gains (losses)	(4)	15	11
Amounts reclassified from AOCI: gains(1)	(3)	(6)	(9)
Net current period other comprehensive income (loss)	(7)	9	2
Ending balance	$(7)	$57	$50

(1)	See table below for details about these reclassifications.

Combined Notes to Consolidated Financial Statements, Continued

The following table presents Virginia Power’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Year Ended December 31, 2015
(Gains) losses on cash flow hedges:
Commodity contracts	$1	Electric fuel and other energy-related purchases
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(14)	Other income
Impairment	4	Other income
Total	(10)
Tax	4	Income tax expense
Total, net of tax	$(6)
Year Ended December 31, 2014
(Gains) losses on cash flow hedges:
Commodity contracts	$(5)	Electric fuel and other energy-related purchases
Total	(5)
Tax	2	Income tax expense
Total, net of tax	$(3)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(10)	Other income
Total	(10)
Tax	4	Income tax expense
Total, net of tax	$(6)

DOMINION GAS

The following table presents Dominion Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension costs	Total
(millions)
Year Ended December 31, 2015
Beginning balance	$(20)	$(66)	$(86)
Other comprehensive income before reclassifications: gains (losses)	6	(20)	(14)
Amounts reclassified from AOCI: (gains) losses(1)	(3)	4	1
Net current period other comprehensive income (loss)	3	(16)	(13)
Ending balance	$(17)	$(82)	$(99)
Year Ended December 31, 2014
Beginning balance	$3	$(61)	$(58)
Other comprehensive income before reclassifications: losses	(31)	(10)	(41)
Amounts reclassified from AOCI: losses(1)	8	5	13
Net current period other comprehensive loss	(23)	(5)	(28)
Ending balance	$(20)	$(66)	$(86)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Year Ended December 31, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(6)	Operating revenue
Total	(6)
Tax	3	Income tax expense
Total, net of tax	$(3)
Unrecognized pension costs:
Actuarial losses	$7	Other operations and maintenance
Total	7
Tax	(3)	Income tax expense
Total, net of tax	$4
Year Ended December 31, 2014
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(2)	Operating revenue
	14	Purchased gas
Interest rate contracts	1	Interest and related charges
Total	13
Tax	(5)	Income tax expense
Total, net of tax	$8
Unrecognized pension costs:
Prior service costs	$1	Other operations and maintenance
Actuarial losses	7	Other operations and maintenance
Total	8
Tax	(3)	Income tax expense
Total, net of tax	$5

Stock-Based Awards

The 2005 and 2014 Incentive Compensation Plans permit stock-based awards that include restricted stock, performance grants, goal-based stock, stock options, and stock appreciation rights. The Non-Employee Directors Compensation Plan permits grants of restricted stock and stock options. Under provisions of these plans, employees and non-employee directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the CGN Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. At December 31, 2015, approximately 25 million shares were available for future grants under these plans.

Dominion measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion’s results for the years ended December 31, 2015, 2014 and 2013 include $39 million, $39 million, and $31 million, respectively, of compensation costs and $14 million, $14 million, and $11 million, respectively of income tax benefits related to Dominion’s stock-based compensation arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion’s Consolidated Statements of Income. Excess Tax Benefits are classified as a financing cash flow. Dominion realized $3 million of excess tax benefits from the vesting of restricted stock awards and exercise of stock options during the year ended December 31, 2015, and less than $1 million during the years ended December 31, 2014 and 2013.

RESTRICTED STOCK

Restricted stock grants are made to officers under Dominion’s LTIP and may also be granted to certain key non-officer employees from time to time. The fair value of Dominion’s restricted stock awards is equal to the closing price of Dominion’s stock on the date of grant. New shares are issued for restricted stock awards on the date of grant and generally vest over a three-year service period. The following table provides a summary of restricted stock activity for the years ended December 31, 2015, 2014 and 2013:

	Shares	Weighted - average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2012	1,085	$44.46
Granted	312	54.70
Vested	(356)	39.00
Cancelled and forfeited	(34)	51.11
Nonvested at December 31, 2013	1,007	$49.35
Granted	354	67.98
Vested	(278)	44.50
Cancelled and forfeited	(18)	53.61
Nonvested at December 31, 2014	1,065	$56.74
Granted	302	73.26
Vested	(510)	50.71
Cancelled and forfeited	(2)	62.62
Nonvested at December 31, 2015	855	$66.16

As of December 31, 2015, unrecognized compensation cost related to nonvested restricted stock awards totaled $27 million and is expected to be recognized over a weighted-average period of 2.0 years. The fair value of restricted stock awards that vested was $37 million, $19 million, and $20 million in 2015, 2014 and 2013, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion stock and the applicable federal, state and local tax withholding rates.

GOAL-BASED STOCK

Goal-based stock awards are granted under Dominion’s LTIP to officers who have not achieved a certain targeted level of share

Combined Notes to Consolidated Financial Statements, Continued

ownership, in lieu of cash-based performance grants. Goal-based stock awards may also be made to certain key non-officer employees from time to time. Current outstanding goal-based shares include awards granted to officers in February 2014 and February 2015.

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

The following table provides a summary of goal-based stock activity for the years ended December 31, 2015, 2014 and 2013:

	Targeted Number of Shares	Weighted - average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2012	4	$45.60
Granted	4	54.17
Vested	(2)	43.54
Cancelled and forfeited	(1)	43.54
Nonvested at December 31, 2013	5	$53.85
Granted	13	68.83
Vested	(1)	52.48
Nonvested at December 31, 2014	17	$65.15
Granted	14	72.72
Vested	(7)	56.22
Nonvested at December 31, 2015	24	$72.27

At December 31, 2015, the targeted number of shares expected to be issued under the February 2014 and February 2015 awards was approximately 24 thousand. In January 2016, the CGN Committee determined the actual performance against metrics established for the February 2014 awards with a performance period that ended December 31, 2015. Based on that determination, the total number of shares to be issued under the February 2014 goal-based stock awards was approximately 10 thousand.

As of December 31, 2015, unrecognized compensation cost related to nonvested goal-based stock awards was not material.

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

In February 2013, a cash-based performance grant was made to officers. A portion of the grant, representing the initial payout of $14 million was paid in December 2014, based on the achievement of two performance metrics during 2013 and 2014: TSR relative to that of companies listed as members of the Philadelphia Utility Index as of the end of the performance period and ROIC. The total amount of the award under the grant was $20 million and the remaining portion of the grant was paid in February 2015.

In February 2014, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2016 based on the achievement of two performance metrics during 2014 and 2015: TSR relative to that of companies listed as members of the Philadelphia Utility Index as of the end of the performance period and ROIC. The total expected award under the grant is $10 million and the grant is expected to be paid by March 15, 2016. At December 31, 2015, a liability of $10 million had been accrued for this award.

In February 2015, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2017 based on the achievement of two performance metrics during 2015 and 2016: TSR relative to that of companies listed as members of the Philadelphia Utility Index as of the end of the performance period and ROIC. At December 31, 2015, the targeted amount of the grant was $14 million and a liability of $7 million had been accrued for this award.

NOTE 20. DIVIDEND RESTRICTIONS

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2015, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

The Ohio Commission may prohibit any public service company, including East Ohio, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2015, the Ohio Commission had not restricted the payment of dividends by East Ohio.

Certain agreements associated with the Companies’ credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict the Companies’ ability to pay dividends or receive dividends from their subsidiaries at December 31, 2015.

See Note 17 for a description of potential restrictions on dividend payments by Dominion in connection with the deferral of interest payments on junior subordinated notes and equity units, initially in the form of corporate units.

NOTE 21. EMPLOYEE BENEFIT PLANS

Dominion and Dominion Gas—Defined Benefit Plans

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

Dominion’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Dominion’s pension and other postretirement plan assets experienced aggregate actual losses of $72 million in 2015 and aggregate actual returns of $706 million in 2014, versus expected returns of $648 million and $610 million, respectively. Dominion Gas’ pension and other postretirement plan assets for employees represented by collective bargaining units experienced aggregate actual losses of $13 million in 2015 and aggregate actual returns of $157 million in 2014, versus expected returns of $150 million and $138 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

The Medicare Act introduced a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Dominion determined that the prescription drug benefit offered under its other postretirement benefit plans is at least actuarially equivalent to Medicare Part D. Dominion and Dominion Gas received a federal subsidy of $4 million and $1 million, respectively, for 2014. Effective January 1, 2013, Dominion changed its method of receiving the subsidy under Medicare Part D for retiree prescription drug coverage from the Retiree Drug Subsidy to the EGWP. This change reduced other postretirement benefit costs by approximately $20 million annually beginning in 2012. As a result of the adoption of the EGWP, Dominion begins to receive an increased level of Medicare Part D subsidies in the form of reduced costs rather than a direct reimbursement.

In October 2014, the Society of Actuaries published new mortality tables and mortality improvement scales. Such tables and scales are used to develop mortality assumptions for use in determining pension and other postretirement benefit liabilities and expense. Following evaluation of the new tables, Dominion changed its assumption for mortality rates to reflect a generational improvement scale. As a result of this change in assumption, at December 31, 2014 Dominion and Dominion Gas (for employees represented by collective bargaining units) increased their pension benefit obligations by $131 million and $10 million, respectively, and increased their accumulated postretirement benefit obligations by $32 million and $7 million, respectively. This change increased net periodic benefit cost for Dominion and Dominion Gas (for employees represented by collective bargaining units) by $25 million and $3 million, respectively, for 2015.

Dominion remeasured all of its pension and other postretirement benefit plans in the second quarter of 2013. The remeasurement resulted in a reduction in the pension benefit obligation of $354 million and a reduction in the accumulated postretirement benefit obligation of $78 million. For Dominion Gas employees represented by collective bargaining units, the remeasurement resulted in a reduction in the pension benefit obligation of $28 million and a reduction in the accumulated postretirement benefit obligation of $9 million. The impact of the

Combined Notes to Consolidated Financial Statements, Continued

remeasurement on net periodic benefit (credit) cost was recognized prospectively from the remeasurement date and reduced net periodic benefit cost for 2013 by $36 million, excluding the impacts of curtailments, and for Dominion Gas employees represented by collective bargaining units by $2 million. The discount rate used for the remeasurement was 4.80% for the pension plans and 4.70% for the other postretirement benefit plans. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2012.

In the fourth quarter of 2013, Dominion remeasured its other postretirement benefit plans as a result of a plan amendment that changed medical coverage for certain Medicare-eligible retirees effective April 2014. The remeasurement resulted in a reduction in the accumulated postretirement benefit obligation of $220 million. The impact of the remeasurement on net periodic benefit (credit) cost was recognized prospectively from the remeasurement date and reduced net periodic benefit cost for 2013 by $8 million. The amendment is expected to reduce net periodic benefit cost by $40 million to $60 million for each of the next five years. The discount rate used for the remeasurement was 4.80%. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2012.

In the third quarter of 2014, East Ohio remeasured its other postretirement benefit plan as a result of an amendment that changed medical coverage upon the attainment of age 65 for certain future retirees effective January 1, 2016. For employees represented by collective bargaining units, the remeasurement resulted in an increase in the accumulated postretirement benefit obligation of $22 million. The impact of the remeasurement on net periodic benefit credit was recognized prospectively from the remeasurement date and reduced net periodic benefit credit for 2014, for employees represented by collective bargaining units, by less than $1 million. The discount rate used for the remeasurement was 4.20% and the expected long-term rate of return used was 8.50%. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2013.

Funded Status

The following table summarizes the changes in pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status for Dominion and Dominion Gas (for employees represented by collective bargaining units):

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2015	2014	2015	2014
(millions, except percentages)
DOMINION
Changes in benefit obligation:
Benefit obligation at beginning of year	$6,667	$5,625	$1,571	$1,360
Service cost	126	114	40	32
Interest cost	287	290	67	67
Benefits paid	(246)	(236)	(79)	(78)
Actuarial (gains) losses during the year	(443)	887	(138)	177
Plan amendments(1)	—	—	(31)	9
Settlements and curtailments(2)	—	(13)	—	—
Medicare Part D reimbursement	—	—	—	4
Benefit obligation at end of year	$6,391	$6,667	$1,430	$1,571
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$6,480	$6,113	$1,402	$1,315
Actual return (loss) on plan assets	(71)	601	(1)	105
Employer contributions	3	15	12	12
Benefits paid	(246)	(236)	(31)	(30)
Settlements(2)	—	(13)	—	—
Fair value of plan assets at end of year	$6,166	$6,480	$1,382	$1,402
Funded status at end of year	$(225)	$(187)	$(48)	$(169)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$931	$946	$12	$10
Other current liabilities	(14)	(13)	(3)	(3)
Noncurrent pension and other postretirement benefit liabilities	(1,142)	(1,120)	(57)	(176)
Net amount recognized	$(225)	$(187)	$(48)	$(169)
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	4.96%–4.99%	4.40%	4.93%–4.94%	4.40%
Weighted average rate of increase for compensation	4.22%	4.22%	4.22%	4.22%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.50%	8.50%
DOMINION GAS
Changes in benefit obligation:
Benefit obligation at beginning of year	$638	$563	$320	$269
Service cost	15	12	7	6
Interest cost	27	28	14	13
Benefits paid	(29)	(29)	(18)	(16)
Actuarial (gains) losses during the year	(43)	64	(31)	38
Plan amendments	—	—	—	9
Medicare Part D reimbursement	—	—	—	1
Benefit obligation at end of year	$608	$638	$292	$320
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$1,510	$1,403	$288	$273
Actual return (loss) on plan assets	(14)	136	1	21
Employer contributions	—	—	12	10
Benefits paid	(29)	(29)	(18)	(16)
Fair value of plan assets at end of year	$1,467	$1,510	$283	$288
Funded status at end of year	$859	$872	$(9)	$(32)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$859	$872	$—	$—
Noncurrent pension and other postretirement benefit liabilities(3)	—	—	(9)	(32)
Net amount recognized	$859	$872	$(9)	$(32)
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	4.99%	4.40%	4.93%	4.40%
Weighted average rate of increase for compensation	3.93%	3.93%	3.93%	3.93%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.50%	8.50%

Combined Notes to Consolidated Financial Statements, Continued

(1)	2015 amount relates primarily to a plan amendment that changed retiree medical benefits for certain nonunion employees after Medicare eligibility.
(2)	Relates primarily to a settlement charge for certain executives.
(3)	Reflected in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

The ABO for all of Dominion’s defined benefit pension plans was $5.8 billion and $6.0 billion at December 31, 2015 and 2014, respectively. The ABO for the defined benefit pension plans covering Dominion Gas employees represented by collective bargaining units was $578 million and $604 million at December 31, 2015 and 2014, respectively.

Under its funding policies, Dominion evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion determines the amount of contributions for the current year, if any, at that time. During 2015, Dominion and Dominion Gas made no contributions to the qualified defined benefit pension plans and no contributions are currently expected in 2016. In July 2012, the MAP 21 Act was signed into law. This Act includes an increase in the interest rates used to determine plan sponsors’ pension contributions for required funding purposes. In 2014, the HATFA of 2014 was signed into law. Similar to the MAP 21 Act, the HATFA of 2014 adjusts the rules for calculating interest rates used in determining funding obligations. It is estimated that the new interest rates will reduce required pension contributions through 2019. Dominion believes that required pension contributions will rise subsequent to 2019, resulting in an estimated $200 million reduction in net cumulative required contributions over a 10-year period.

Certain regulatory authorities have held that amounts recovered in utility customers’ rates for other postretirement benefits, in excess of benefits actually paid during the year, must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, certain of Dominion’s subsidiaries, including Dominion Gas, fund other postretirement benefit costs through VEBAs. Dominion’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion’s contributions to VEBAs, all of which pertained to Dominion Gas employees, totaled $12 million for both 2015 and 2014, and Dominion expects to contribute approximately $12 million to the Dominion VEBAs in 2016, all of which pertains to Dominion Gas employees.

Dominion and Dominion Gas do not expect any pension or other postretirement plan assets to be returned during 2016.

The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets for Dominion and Dominion Gas (for employees represented by collective bargaining units):

	Pension Benefits		Other Postretirement Benefits
As of December 31,	2015	2014	2015	2014
(millions)
DOMINION
Benefit obligation	$5,728	$5,970	$359	$1,564
Fair value of plan assets	4,571	4,838	299	1,385
DOMINION GAS
Benefit obligation	$—	$—	$292	$320
Fair value of plan assets	—	—	283	288

The following table provides information on the ABO and fair value of plan assets for Dominion’s pension plans with an ABO in excess of plan assets:

As of December 31,	2015	2014
(millions)
Accumulated benefit obligation	$5,198	$5,370
Fair value of plan assets	4,571	4,838

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) plans:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
DOMINION
2016	$288	$92
2017	303	96
2018	324	99
2019	337	100
2020	359	102
2021-2025	2,023	512
DOMINION GAS
2016	$35	$18
2017	37	19
2018	39	21
2019	40	21
2020	41	21
2021-2025	208	107

Plan Assets

Dominion’s overall objective for investing its pension and other postretirement plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. As a participating employer in various pension plans sponsored by Dominion, Dominion Gas is subject to Dominion’s investment policies for such plans. To minimize risk, funds are broadly diversified among asset classes, investment strategies and investment advisors. The strategic target asset allocations for Dominion’s pension funds are 28% U.S. equity, 18% non-U.S. equity, 35% fixed income, 3% real estate and 16% other alternative investments. U.S. equity includes investments in large-cap, mid-cap and small-cap companies located in the United States. Non-U.S. equity includes investments in large-cap and small-cap companies located outside of the United States including both developed and emerging markets. Fixed income includes corporate debt instruments of companies from diversified industries and U.S. Treasuries. The U.S. equity, non-U.S. equity and fixed income investments are in individual securities as well as mutual funds. Real estate includes equity REITs and investments in partnerships. Other alternative investments include partnership investments in private equity, debt and hedge funds that follow several different strategies.

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

Combined Notes to Consolidated Financial Statements, Continued

The fair values of Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) pension plan assets by asset category are as follows:

At December 31,	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
DOMINION
Cash equivalents	$16	$—	$—	$16	$13	$25	$—	$38
U.S. equity:
Large Cap	1,178	—	—	1,178	1,313	—	—	1,313
Other	475	—	—	475	530	—	—	530
Non-U.S. equity:
Large Cap	286	—	—	286	234	—	—	234
Other	493	—	—	493	403	—	—	403
Common/collective trust funds(1)	—	330	—	330	—	360	—	360
Fixed income:
Corporate debt instruments	40	672	—	712	45	666	—	711
U.S. Treasury securities and agency debentures	60	298	—	358	74	342	—	416
State and municipal	20	54	—	74	10	60	—	70
Other securities	9	61	—	70	6	80	—	86
Real estate-REITs	90	—	—	90	40	—	—	40
Total recorded at fair value	$2,667	$1,415	$—	$4,082	$2,668	$1,533	$—	$4,201
Assets recorded at NAV(2):
Common/collective trust funds(1)				1,200				1,235
Real estate-Partnerships				153				209
Other alternative investments:
Private equity				465				518
Debt				170				144
Hedge funds				86				162
Total recorded at NAV				$2,074				$2,268
Total(3)				$6,156				$6,469
DOMINION GAS
Cash equivalents	$4	$—	$—	$4	$3	$6	$—	$9
U.S. equity:
Large Cap	280	—	—	280	306	—	—	306
Other	113	—	—	113	124	—	—	124
Non-U.S. equity:
Large Cap	68	—	—	68	54	—	—	54
Other	117	—	—	117	94	—	—	94
Common/collective trust funds(4)	—	78	—	78	—	84	—	84
Fixed income:
Corporate debt instruments	9	160	—	169	11	155	—	166
U.S. Treasury securities and agency debentures	14	71	—	85	17	80	—	97
State and municipal	5	13	—	18	2	14	—	16
Other securities	2	14	—	16	1	19	—	20
Real estate-REITs	22	—	—	22	9	—	—	9
Total recorded at fair value	$634	$336	$—	$970	$621	$358	$—	$979
Assets recorded at NAV(2):
Common/collective trust funds(4)				286				288
Real estate-Partnerships				36				48
Other alternative investments:
Private equity				111				121
Debt				40				34
Hedge funds				21				38
Total recorded at NAV				$494				$529
Total(5)				$1,464				$1,508

(1)	Common/collective trust funds include $330 million and $360 million of John Hancock insurance contracts held at December 31, 2015 and 2014, respectively. See below for a description of the individual investments included within this line item, and the nature and risk of each respective fund.
(2)	These investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

(3)	Includes net assets related to pending sales of securities of $112 million, net accrued income of $16 million, and excludes net assets related to pending purchases of securities of $118 million at December 31, 2015. Includes net assets related to pending sales of securities of $31 million, net accrued income of $18 million, and excludes net assets related to pending purchases of securities of $38 million at December 31, 2014.
(4)	Common/collective trust funds include $78 million and $84 million of John Hancock insurance contracts held at December 31, 2015 and 2014, respectively. See below for a description of the individual investments included within this line item, and the nature and risk of each respective fund.
(5)	Includes net assets related to pending sales of securities of $27 million, net accrued income of $4 million, and excludes net assets related to pending purchases of securities of $28 million at December 31, 2015. Includes net assets related to pending sales of securities of $7 million, net accrued income of $4 million, and excludes net assets related to pending purchases of securities of $9 million at December 31, 2014.

The fair values of Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) other postretirement plan assets by asset category are as follows:

At December 31,	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
DOMINION
Cash equivalents	$1	$1	$—	$2	$1	$7	$—	$8
U.S. equity:
Large Cap	468	—	—	468	514	—	—	514
Other	26	—	—	26	28	—	—	28
Non-U.S. equity:
Large Cap	107	—	—	107	102	—	—	102
Other	27	—	—	27	21	—	—	21
Common/collective trust funds(1)	—	18	—	18	—	19	—	19
Fixed income:
Corporate debt instruments	2	37	—	39	3	35	—	38
U.S. Treasury securities and agency debentures	3	17	—	20	4	18	—	22
State and municipal	1	3	—	4	1	3	—	4
Other securities	1	3	—	4	—	4	—	4
Real estate-REITs	37	—	—	37	2	—	—	2
Total recorded at fair value	$673	$79	$—	$752	$676	$86	$—	$762
Assets recorded at NAV(2):
Common/collective trust funds(1)				543				536
Real estate-Partnerships				14				19
Other alternative investments:
Private equity				54				58
Debt				14				18
Hedge funds				5				9
Total recorded at NAV				$630				$640
Total				$1,382				$1,402
DOMINION GAS
Cash equivalents	$—	$—	$—	$—	$—	$2	$—	$2
U.S. equity-Large Cap	102	—	—	102	113	—	—	113
Non-U.S. equity-Large Cap	24	—	—	24	26	—	—	26
Real estate-REITs	11	—	—	11	—	—	—	—
Total recorded at fair value	$137	$—	$—	$137	$139	$2	$—	$141
Assets recorded at NAV(2):
Common/collective trust funds(3)				132				129
Real estate-Partnerships				2				2
Other alternative investments:
Private equity				11				12
Debt				1				4
Total recorded at NAV				$146				$147
Total				$283				$288

(1)	Common/collective trust funds include $18 million and $19 million of John Hancock insurance contracts held at December 31, 2015 and 2014, respectively. See below for a description of the individual investments included within this line item, and the nature and risk of each respective fund.
(2)	These investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
(3)	See below for a description of the individual investments included within this line item, and the nature and risk of each respective fund.

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

•

SSgA S&P 400 MidCap Index—The Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of its benchmark index (the Index) over the long term. The S&P MidCap 400 is comprised of approximately 400 U.S. mid-cap securities and accounts for approximately 7% coverage of the U.S. stock market capitalization. SSgA will typically attempt to invest in the equity securities comprising the Index, in approximately the same proportions as they are represented in the Index.

•

SSgA S&P 500 Flagship Non-Lending Fund—The Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the S&P 500 Index over the long term. The S&P 500 is comprised of approximately 500 large-cap U.S. equities and captures approximately 80% coverage of available market capitalization. SSgA will typically attempt to invest in the equity securities comprising the S&P 500 Index, in approximately the same proportions as they are represented in the Index.

•

CF Goldman Sachs GSTCO Long Duration Fund-The Fund seeks to generate total return and prudent investment management through investments in fixed income securities. The Fund is actively managed and benchmarked versus the Barclays U.S. Long Government /Credit Index. At least 75% of the Fund’s total assets will be rated investment grade or better by a NRSRO at the time of purchase. The Fund may invest up to 25% of its total assets at the time of purchase in non-investment grade securities. The Fund may invest in non-dollar denominated securities that are fully hedged, unhedged or partially hedged.

•

JPMorgan Chase Bank U.S. Active Core Plus Equity Fund-The Fund seeks to outperform the S&P 500 Index (the Benchmark), gross of fees, over a market cycle. The Fund invests primarily in a portfolio of long and short positions in equity securities of large and mid capitalization U.S. companies with characteristics similar to those of the Benchmark.

•

NT Collective Russell 2000 Growth Index—The Fund seeks an investment return that approximates the overall performance of the common stocks included in the Russell 2000 Growth Index. The Fund primarily invests in common stocks of one or more companies that are deemed to be representative of the industry diversification of the entire Russell 2000 Growth Index.

•

NT Collective Short-Term Investment Fund—The Fund is composed of high-grade money market instruments with short-term maturities. The Fund’s objective is to provide an investment vehicle for cash reserves while offering a competitive rate of return. Liquidity is emphasized to provide for redemption of units on any business day. Principal preservation is also a prime objective. Admissions and withdrawals are made daily. Interest is accrued daily and distributed monthly.

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

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2015	2014	2013	2015	2014	2013
(millions, except percentages)
DOMINION
Service cost	$126	$114	$131	$40	$32	$43
Interest cost	287	290	271	67	67	73
Expected return on plan assets	(531)	(499)	(462)	(117)	(111)	(92)
Amortization of prior service (credit) cost	2	3	3	(27)	(28)	(15)
Amortization of net actuarial loss	160	111	165	6	2	7
Settlements and curtailments(1)	—	1	(2)	—	—	(15)
Special termination benefits	—	—	—	—	—	1
Net periodic benefit (credit) cost	$44	$20	$106	$(31)	$(38)	$2
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$159	$784	$(968)	$(18)	$183	$(255)
Prior service (credit) cost	—	—	1	(31)	9	(215)
Settlements and curtailments(1)	—	(1)	(22)	—	—	(7)
Less amounts included in net periodic benefit cost:
Amortization of net actuarial loss	(160)	(111)	(165)	(6)	(2)	(7)
Amortization of prior service credit (cost)	(2)	(3)	(3)	27	28	15
Total recognized in other comprehensive income and regulatory assets and liabilities	$(3)	$669	$(1,157)	$(28)	$218	$(469)
Significant assumptions used to determine periodic cost:
Discount rate	4.40%	5.20%-5.30%	4.40%-4.80%	4.40%	4.20%-5.10%	4.40%-4.80%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.50%	8.50%	8.50%	7.75%
Weighted average rate of increase for compensation	4.22%	4.21%	4.21%	4.22%	4.22%	4.22%
Healthcare cost trend rate(2)				7.00%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(2)				5.00%	5.00%	4.60%
Year that the rate reaches the ultimate trend rate(2)(3)				2019	2018	2062
DOMINION GAS
Service cost	$15	$12	$13	$7	$6	$7
Interest cost	27	28	27	14	13	12
Expected return on plan assets	(126)	(115)	(106)	(24)	(23)	(19)
Amortization of prior service (credit) cost	1	1	1	(1)	(1)	(3)
Amortization of net actuarial loss	20	19	26	2	—	2
Net periodic benefit (credit) cost	$(63)	$(55)	$(39)	$(2)	$(5)	$(1)
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$97	$43	$(127)	$(9)	$40	$(40)
Prior service cost	—	—	—	—	10	—
Less amounts included in net periodic benefit cost:
Amortization of net actuarial loss	(20)	(19)	(26)	(2)	—	(2)
Amortization of prior service credit (cost)	(1)	(1)	(1)	1	1	3
Total recognized in other comprehensive income and regulatory assets and liabilities	$76	$23	$(154)	$(10)	$51	$(39)
Significant assumptions used to determine periodic cost:
Discount rate	4.40%	5.20%	4.40%-4.80%	4.40%	4.20%-5.00%	4.40%-4.70%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.50%	8.50%	8.50%	7.75%
Weighted average rate of increase for compensation	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%
Healthcare cost trend rate(2)				7.00%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(2)				5.00%	5.00%	4.60%
Year that the rate reaches the ultimate trend rate(2)(3)				2019	2018	2062

(1)	2013 amounts relate primarily to the decommissioning of Kewaunee.
(2)	Assumptions used to determine net periodic cost for the following year.
(3)	The Society of Actuaries model used to determine healthcare cost trend rates was updated in 2014. The new model converges to the ultimate trend rate much more quickly than previous models.

Combined Notes to Consolidated Financial Statements, Continued

The components of AOCI and regulatory assets and liabilities for Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) plans that have not been recognized as components of net periodic benefit (credit) cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2015	2014	2015	2014
(millions)
DOMINION
Net actuarial loss	$2,381	$2,382	$114	$139
Prior service (credit) cost	5	7	(237)	(233)
Total(1)	$2,386	$2,389	$(123)	$(94)
DOMINION GAS
Net actuarial loss	$380	$303	$33	$43
Prior service (credit) cost	1	1	7	7
Total(2)	$381	$304	$40	$50

(1)	As of December 31, 2015, of the $2.4 billion and $(123) million related to pension benefits and other postretirement benefits, $1.4 billion and $(90) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities. As of December 31, 2014, of the $2.4 billion and $(94) million related to pension benefits and other postretirement benefits, $1.4 billion and $(81) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities.
(2)	As of December 31, 2015, of the $381 million related to pension benefits, $138 million is included in AOCI, with the remainder included in regulatory assets and liabilities; the $40 million related to other postretirement benefits is included entirely in regulatory assets and liabilities. As of December 31, 2014, of the $304 million related to pension benefits, $112 million is included in AOCI, with the remainder included in regulatory assets and liabilities; the $50 million related to other postretirement benefits is included entirely in regulatory assets and liabilities.

The following table provides the components of AOCI and regulatory assets and liabilities for Dominion’s and Dominion Gas’ (for employees represented by collective bargaining units) plans as of December 31, 2015 that are expected to be amortized as components of net periodic benefit (credit) cost in 2016:

	Pension Benefits	Other Postretirement Benefits
(millions)
DOMINION
Net actuarial loss	$111	$5
Prior service (credit) cost	1	(28)
DOMINION GAS
Net actuarial loss	$13	$1
Prior service (credit) cost	—	1

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

	Other Postretirement Benefits
	One percentage point increase	One percentage point decrease
(millions)
DOMINION
Effect on net periodic cost for 2016	$21	$(13)
Effect on other postretirement benefit obligation at December 31, 2015	157	(129)
DOMINION GAS
Effect on net periodic cost for 2016	$5	$(3)
Effect on other postretirement benefit obligation at December 31, 2015	34	(26)

Dominion Gas (Employees Not Represented by Collective Bargaining Units) and Virginia Power-Participation in Defined Benefit Plans

Virginia Power employees and Dominion Gas employees not represented by collective bargaining units are covered by the Dominion Pension Plan described above. As participating employers, Virginia Power and Dominion Gas are subject to Dominion’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. During 2015, Virginia Power and Dominion Gas made no contributions to the Dominion Pension Plan, and no contributions to this plan are currently expected in 2016. Virginia Power’s net periodic pension cost related to this plan was $97 million, $75 million and $96 million in 2015, 2014 and 2013, respectively. Dominion Gas’ net periodic pension credit related to this plan was $(38) million, $(37) million and $(27) million in 2015, 2014 and 2013, respectively. Net periodic pension (credit) cost is reflected in other operations and maintenance expense in their respective Consolidated Statements of Income. The funded status of various Dominion subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion subsidiaries. See Note 24 for Virginia Power and Dominion Gas amounts due to/from Dominion related to this plan.

Retiree healthcare and life insurance benefits, for Virginia Power employees and for Dominion Gas employees not represented by collective bargaining units, are covered by the Dominion Retiree Health and Welfare Plan described above. Virginia Power’s net periodic benefit (credit) cost related to this plan was $(16) million, $(18) million and $5 million in 2015, 2014 and 2013, respectively. Dominion Gas’ net periodic benefit (credit) cost related to this plan was $(5) million, $(5) million and less than $1 million for 2015, 2014 and 2013, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expenses in their respective Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion subsidiaries. See Note 24 for Virginia Power and Dominion Gas amounts due to/from Dominion related to this plan.

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

Certain regulatory authorities have held that amounts recovered in rates for other postretirement benefits, in excess of benefits actually paid during the year, must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, Virginia Power and Dominion Gas fund other postretirement benefit costs through VEBAs. During 2015 and 2014, Virginia Power made no contributions to the VEBA and does not expect to contribute to the VEBA in 2016. Dominion Gas made no contributions to the VEBAs for employees not represented by collective bargaining units during 2015 and does not expect to contribute in 2016. Dominion Gas’ contributions to VEBAs for employees not represented by collective bargaining units were $1 million for 2014.

Defined Contribution Plans

Dominion also sponsors defined contribution employee savings plans that cover substantially all employees. During 2015, 2014 and 2013, Dominion recognized $43 million, $41 million and $40 million, respectively, as employer matching contributions to these plans. Dominion Gas participates in these employee savings plans, both specific to Dominion Gas and that cover multiple Dominion subsidiaries. During 2015, 2014 and 2013, Dominion Gas recognized $7 million as employer matching contributions to these plans. Virginia Power also participates in these employee savings plans. During 2015, 2014 and 2013, Virginia Power recognized $18 million, $17 million and $16 million, respectively, as employer matching contributions to these plans.

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

CAA

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

MATS

In December 2011, the EPA issued MATS for coal and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units

Combined Notes to Consolidated Financial Statements, Continued

with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance was required by April 16, 2015, with certain limited exceptions. However, in June 2014, the Virginia Department of Environmental Quality granted a one-year MATS compliance extension for two coal-fired units at Yorktown to defer planned retirements and allow for continued operation of the units to address reliability concerns while necessary electric transmission upgrades are being completed. These coal units will need to continue operating until at least April 2017 due to delays in transmission upgrades needed to maintain electric reliability, which based on assumptions about the timing for required agency actions and construction schedules are expected to be completed by no earlier than the second quarter of 2017. Therefore, in October 2015 Virginia Power submitted a request to the EPA for an additional one year compliance extension under an EPA Administrative Order.

In June 2015, the U.S. Supreme Court issued a decision holding that the EPA failed to take cost into account when the agency first decided to regulate the emissions from coal- and oil-fired plants, and remanded the MATS rule back to the D.C. Circuit Court. However, the Supreme Court did not vacate or stay the effective date and implementation of the MATS rule. On November 20, 2015, in response to the Supreme Court decision, the EPA proposed a supplemental finding that consideration of cost does not alter the agency’s previous conclusion that it is appropriate and necessary to regulate coal- and oil-fired electric utility steam generating units under Section 112 of the CAA. On December 15, 2015, the D.C. Court of Appeals issued an order remanding the MATS rulemaking proceeding back to the EPA without setting aside judgment, noting that EPA had represented it was on track to issue by April 15, 2016, a final finding regarding its consideration of cost. These actions do not change Virginia Power’s plans to close coal units at Yorktown or the need to complete necessary electricity transmission upgrades by 2017. Since the MATS rule remains in effect and Dominion is complying with the requirements of the rule, Dominion does not expect any adverse impacts to its operations at this time.

CAIR

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

CSAPR

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

Ozone Standards

In October 2015, the EPA issued a final rule tightening the ozone standard from 75-ppb to 70-ppb. The EPA is expected to complete attainment designations for a new standard by December 2017 and states will have until 2020 or 2021 to develop plans to address the new standard. Until the states have developed implementation plans, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. However, if significant expenditures are required to implement additional controls, it could adversely affect the Companies’ results of operations and cash flows.

Hazardous Air Pollutants Standards

In August 2010, the EPA issued revised National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines, which was amended in March 2011 and January 2013. The rule establishes emission standards for control of hazardous air pollutants for engines at smaller facilities, known as area sources. As a result of these regulations, Dominion Gas has spent $2 million to install emissions controls on several compressor engines. Further capital spending is not expected to be material.

NSPS

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

Methane Emissions

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

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule establishes updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. Virginia Power has eight facilities that may be subject to additional wastewater treatment requirements associated with the final rule. The expenditures to comply with these new requirements are expected to be material.

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

Combined Notes to Consolidated Financial Statements, Continued

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

See below for discussion on ash pond and landfill closure costs.

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

APPALACHIAN GATEWAY

Following the completion of the Appalachian Gateway project in 2012, DTI received multiple change order requests and other claims for additional payments from a pipeline contractor for the project. In July 2013, DTI filed a complaint in U.S. District Court for the Eastern District of Virginia for breach of contract as well as accounting and declaratory relief. The contractor filed a motion to dismiss, or in the alternative, a motion to transfer venue to Pennsylvania and/or West Virginia, where the pipelines were constructed. DTI filed an opposition to the contractor’s motion in August 2013. In November 2013, the court granted the contractor’s motion on the basis that DTI must first comply with the dispute resolution process. In July 2015, the contractor filed a complaint against DTI in U.S. District Court for the Western District of Pennsylvania. In August 2015, DTI filed a motion to dismiss, or in the alternative, a motion to transfer venue to Virginia. This case is pending. DTI has accrued a liability of $6 million for this matter. Dominion Gas cannot currently estimate additional financial statement impacts, but there could be a material impact to its financial condition and/or cash flows.

ASH POND AND LANDFILL CLOSURE COSTS

In September 2014, Virginia Power received a notice from the SELC on behalf of the Potomac Riverkeeper and Sierra Club alleging CWA violations at Possum Point. The notice alleges unpermitted discharges to surface water and groundwater from Possum Point’s historical and active ash storage facilities. A similar notice from the SELC on behalf of the Sierra Club was subsequently received related to Chesapeake. In December 2014, Virginia Power offered to close all of its coal ash ponds and landfills at Possum Point, Chesapeake and Bremo as settlement of the potential litigation. While the issue is open to potential further negotiations, the SELC declined the offer as presented in January 2015 and, in March 2015, filed a lawsuit related to its claims of the alleged CWA violations at Chesapeake. Virginia Power filed a motion to dismiss in April 2015, which was denied in November 2015. As a result of the December 2014 settlement offer, Virginia Power recognized a charge of $121 million in other operations and maintenance expense in its Consolidated Statements of Income in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

In April 2015, the EPA’s final rule regulating the management of CCRs stored in impoundments (ash ponds) and landfills was published in the Federal Register. The final rule regulates CCR landfills, existing ash ponds that still receive and manage CCRs, and inactive ash ponds that do not receive, but still store CCRs. Virginia Power currently operates inactive ash ponds, existing ash ponds, and CCR landfills subject to the final rule at eight different facilities. The enactment of the final rule in April 2015 created a legal obligation for Virginia Power to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action, and post-closure care activities as necessary. In 2015, Virginia Power recorded a $386 million ARO related to future ash pond and landfill closure costs. Recognition of the ARO also resulted in a $99 million incremental charge recorded in other operations and maintenance expense in its Consolidated Statement of Income, a $166 million increase in property, plant, and equip-

ment associated with asset retirement costs, and a $121 million reduction in other noncurrent liabilities related to reversal of the contingent liability described above since the ARO obligation created by the final CCR rule represents similar activities. Virginia Power is in the process of obtaining the necessary permits to complete the work. The actual AROs related to the CCR rule may vary substantially from the estimates used to record the increased obligation in 2015.

COVE POINT

Dominion is constructing the Liquefaction Project at the Cove Point facility, which would enable the facility to liquefy domestically-produced natural gas and export it as LNG. In September 2014, FERC issued an order granting authorization for Cove Point to construct, modify and operate the Liquefaction Project. In October 2014, several parties filed a motion with FERC to stay the order and requested rehearing. In May 2015, FERC denied the requests for stay and rehearing.

Two parties have separately filed petitions for review of the FERC order in the U.S. Court of Appeals for the D.C. Circuit, which petitions have been consolidated. Separately, one party requested a stay of the FERC order until the judicial proceedings are complete, which the court denied in June 2015.

In May 2014, the Maryland Commission granted the CPCN authorizing the construction of a generating station in connection with the Liquefaction Project. The CPCN obligates Cove Point to make payments totaling $48 million. These payments consist of $40 million to the Strategic Energy Investments Fund over a five-year period beginning in 2015 and $8 million to Maryland low income energy assistance programs over a twenty-year period expected to begin in 2018. In December 2014, upon receipt of applicable approvals to commence construction of the generating station, Dominion recorded the present value of the obligation as an increase to property, plant and equipment and a corresponding liability.

In June 2014, a party filed a notice of petition for judicial review of the CPCN with the Circuit Court for Baltimore City in Maryland. In September 2014, the party filed with the Maryland Commission a motion to stay the CPCN pending judicial review of the CPCN. In December 2014, the Circuit Court issued an order affirming the Maryland Commission’s grant of the CPCN and dismissing the appeal, and the motion for stay was denied by the Maryland Commission. In January 2015, the same party filed a Notice of Appeal of the Baltimore Circuit Court’s Order affirming the Maryland Commission’s grant of the CPCN with the Court of Special Appeals of Maryland. In February 2016, the Court of Special Appeals of Maryland issued an order affirming the judgment of the Circuit Court for Baltimore City in Maryland which affirmed the decision of the Maryland Commission granting the CPCN.

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

Based on the prioritized recommendations, in March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactors, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion requiring implementation of safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation have been implemented. The information requests issued by the NRC request each reactor to reevaluate the seismic and external flooding hazards at their site using present-day methods and information, conduct walkdowns of their facilities to ensure protection against the hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. The walkdowns of each unit have been completed, audited by the NRC and found to be adequate. Reevaluation of the seismic and external flooding hazards is expected to continue through 2018. Dominion and Virginia Power do not currently expect that compliance with the NRC’s information requests will materially impact their financial position, results of operations or cash flows during the implementation period. The NRC staff is evaluating the implementation of the longer term Tier 2 and Tier 3 recommendations. Dominion and Virginia Power are currently unable to estimate the potential financial impacts related to compliance with Tier 2 and Tier 3 recommendations.

Nuclear Operations

NUCLEAR DECOMMISSIONING—MINIMUM FINANCIAL ASSURANCE

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of their nuclear facilities. Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. The 2015 calculation for the NRC minimum financial assurance amount, aggregated for Dominion’s and Virginia Power’s nuclear units, excluding joint owners’ assurance amounts and Millstone Unit 1 and Kewaunee, as those units are in a decommissioning state, was $2.9 billion and $1.8 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2015 NRC minimum financial assurance amounts above were calculated using preliminary December 31, 2015 U.S. Bureau of Labor Statistics indices. Dominion believes that the

Combined Notes to Consolidated Financial Statements, Continued

amounts currently available in its decommissioning trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. Virginia Power also believes that the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the decommissioning of the units will not be complete for decades. Dominion and Virginia Power will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. See Note 9 for additional information on nuclear decommissioning trust investments.

NUCLEAR INSURANCE

The Price-Anderson Amendments Act of 1988 provides the public up to $13.5 billion of liability protection per nuclear incident, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. Dominion and Virginia Power have purchased $375 million of coverage from commercial insurance pools for each reactor site with the remainder provided through a mandatory industry retrospective rating plan. In the event of a nuclear incident at any licensed nuclear reactor in the U.S., the Companies could be assessed up to $127 million for each of their licensed reactors not to exceed $19 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. However, the NRC granted an exemption in March 2015 to remove Kewaunee from the Secondary Financial Protection program.

The current levels of nuclear property insurance coverage for Dominion’s and Virginia Power’s nuclear units is as follows:

Coverage
(billions)
Dominion
Millstone	$1.70
Kewaunee	1.06
Virginia Power(1)
Surry	$1.70
North Anna	1.70

(1)	Surry and North Anna share a blanket property limit of $200 million.

Dominion’s and Virginia Power’s nuclear property insurance coverage for Millstone, Surry and North Anna exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site. Kewaunee meets the NRC minimum requirement of $1.06 billion. This includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion’s and Virginia Power’s maximum retrospective premium assessment for the current policy period is $84 million and $48 million, respectively. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. Dominion and Virginia Power have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

Millstone and Virginia Power also purchase accidental outage insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, Dominion and Virginia Power are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion’s and Virginia Power’s maximum retrospective premium assessment for the current policy period is $23 million and $10 million, respectively.

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

In 2015, Virginia Power and Dominion received payments of $8 million for resolution of claims incurred at North Anna and Surry for the period of January 1, 2013 through December 31, 2013, and $17 million for resolution of claims incurred at Millstone for the period of July 1, 2013 through June 30, 2014.

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

Dominion and Virginia Power continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. Dominion’s receivables for spent nuclear fuel-related costs totaled $87 million and $69 million at December 31, 2015 and 2014, respectively. Virginia Power’s receivables for spent nuclear fuel-related costs totaled $54 million and $41 million at December 31, 2015 and 2014, respectively.

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

Long-Term Purchase Agreements

At December 31, 2015, Virginia Power had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services:

	2016	2017	2018	2019	2020	Thereafter	Total
(millions)
Purchased electric capacity(1)	$249	$157	$104	$65	$52	$46	$673

(1)	Commitments represent estimated amounts payable for capacity under power purchase contracts with qualifying facilities and independent power producers, the last of which ends in 2021. Capacity payments under the contracts are generally based on fixed dollar amounts per month, subject to escalation using broad-based economic indices. At December 31, 2015, the present value of Virginia Power’s total commitment for capacity payments is $577 million. Capacity payments totaled $305 million, $330 million, and $345 million, and energy payments totaled $198 million, $304 million, and $236 million for the years ended 2015, 2014 and 2013, respectively.

Lease Commitments

The Companies’ lease various facilities, vehicles and equipment primarily under operating leases. Payments under certain leases are escalated based on an index such as the consumer price index. Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining lease terms in excess of one year as of December 31, 2015 are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
(millions)
Dominion	$67	$62	$54	$43	$25	$153	$404
Virginia Power	$30	$27	$23	$17	$14	$27	$138
Dominion Gas	$26	$25	$23	$18	$6	$19	$117

Rental expense for Dominion totaled $99 million, $92 million, and $101 million for 2015, 2014 and 2013, respectively. Rental expense for Virginia Power totaled $51 million, $43 million, and $42 million for 2015, 2014, and 2013, respectively. Rental expense for Dominion Gas totaled $37 million, $35 million and $15 million for 2015, 2014 and 2013, respectively. The majority of rental expense is reflected in other operations and maintenance expense in the Consolidated Statements of Income.

Guarantees, Surety Bonds and Letters of Credit

At December 31, 2015, Dominion had issued $74 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of December 31, 2015, Dominion’s exposure under these guarantees was $39 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At December 31, 2015, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	2,371	932
Nuclear obligations(4)	184	75
Cove Point(5)	1,910	—
Solar(6)	1,555	647
Other(7)	515	31
Total	$6,562	$1,712

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of December 31, 2015 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.

Combined Notes to Consolidated Financial Statements, Continued

(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power, Dominion Gas and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone (in the event of a prolonged outage) and Kewaunee, respectively, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, in support of terminal services, transportation and construction. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million.
(6)	Includes guarantees to facilitate the development of solar projects including guarantees that do not have stated limits. Also includes guarantees entered into by DEI on behalf of certain subsidiaries to facilitate the acquisition and development of solar projects.
(7)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of December 31, 2015, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $55 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million. The value provided includes certain guarantees that do not have stated limits.

Additionally, at December 31, 2015, Dominion had purchased $92 million of surety bonds, including $34 million at Virginia Power and $23 million at Dominion Gas, and authorized the issuance of letters of credit by financial institutions of $59 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

As of December 31, 2015, Virginia Power had issued $14 million of guarantees primarily to support tax-exempt debt issued through conduits. The related debt matures in 2031 and is included in long-term debt in Virginia Power’s Consolidated Balance Sheets. In the event of default by a conduit, Virginia Power would be obligated to repay such amounts, which are limited to the principal and interest then outstanding.

Indemnifications

As part of commercial contract negotiations in the normal course of business, the Companies may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Companies are unable to develop an estimate of the maximum potential amount of any other future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2015, the Companies believe any other future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

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

The Companies maintain a provision for credit losses based on factors surrounding the credit risk of their customers, historical trends and other information. Management believes, based on credit policies and the December 31, 2015 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

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

Dominion’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of any collateral. At December 31, 2015, Dominion’s credit exposure totaled $149 million. Of this amount, investment grade counterparties, including those internally rated, represented 79%, and no single counterparty, whether investment grade or non-investment grade, exceeded $31 million of exposure.

VIRGINIA POWER

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern

North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2015, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

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

In 2015, DTI provided service to 266 customers with approximately 94% of its storage and transportation revenue being provided through firm services. The ten largest customers provided approximately 42% of the total storage and transportation revenue and the thirty largest provided approximately 72% of the total storage and transportation revenue.

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

CREDIT-RELATED CONTINGENT PROVISIONS

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2015 and 2014, Dominion would have been required to post an additional $12 million and $20 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted no collateral at December 31, 2015 and $1 million in collateral at December 31, 2014, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of December 31, 2015 and 2014 was $49 million, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Gas were not material as of December 31, 2015 and 2014. See Note 7 for further information about derivative instruments.

NOTE 24. RELATED-PARTY TRANSACTIONS

Virginia Power and Dominion Gas engage in related party transactions primarily with other Dominion subsidiaries (affiliates). Virginia Power’s and Dominion Gas’ receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power and Dominion Gas are included in Dominion’s consolidated federal income tax return. See Note 2 for further information. Dominion’s transactions with equity method investments are described in Note 9. A discussion of significant related party transactions follows.

VIRGINIA POWER

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risks associated with purchases of natural gas. See Notes 7 and 19 for more information. As of December 31, 2015, Virginia Power’s derivative assets and liabilities with affiliates were $13 million and $22 million, respectively. As of December 31, 2014, Virginia Power’s derivative assets and liabilities with affiliates were not material.

Virginia Power participates in certain Dominion benefit plans as described in Note 21. At December 31, 2015 and 2014, Virginia Power’s amounts due to Dominion associated with the Dominion Pension Plan and reflected in noncurrent pension and other postretirement benefit liabilities in the Consolidated Balance Sheets were $316 million and $219 million, respectively. At December 31, 2015 and 2014, Virginia Power’s amounts due from Dominion associated with the Dominion Retiree Health and Welfare Plan and reflected in other deferred charges and other assets in the Consolidated Balance Sheets were $77 million and $37 million, respectively.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

Combined Notes to Consolidated Financial Statements, Continued

Presented below are significant transactions with DRS and other affiliates:

Year Ended December 31,	2015	2014	2013
(millions)
Commodity purchases from affiliates	$555	$543	$417
Services provided by affiliates(1)	422	432	415
Services provided to affiliates	22	22	21

(1)	Includes capitalized expenditures.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. There were $376 million and $427 million in short-term demand note borrowings from Dominion as of December 31, 2015 and 2014, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion money pool for its nonregulated subsidiaries as of December 31, 2015 and 2014. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the years ended December 31, 2015, 2014 and 2013.

There were no issuances of Virginia Power’s common stock to Dominion in 2015, 2014 or 2013.

DOMINION GAS

Transactions with Related Parties

Dominion Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Gas provides transportation and storage services to affiliates. Dominion Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of December 31, 2015 and 2014, all of Dominion Gas’ commodity derivatives were with affiliates. See Notes 7 and 19 for more information. See Note 9 for information regarding sales of assets to an affiliate.

Dominion Gas participates in certain Dominion benefit plans as described in Note 21. At December 31, 2015 and 2014, Dominion Gas’ amounts due from Dominion associated with the Dominion Pension Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $652 million and $614 million, respectively. At December 31, 2015 and 2014, Dominion Gas’ liabilities to Dominion associated with the Dominion Retiree Health and Welfare Plan and reflected in other deferred credits and other liabilities in the Consolidated Balance Sheets were $2 million and $7 million, respectively.
DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Dominion Gas. Dominion Gas provides certain services to related parties, including technical services. The costs of these services follow:

Year Ended December 31,	2015	2014	2013
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$10	$34	$31
Sales of natural gas and transportation and storage services to affiliates	69	84	109
Services provided by related parties(1)	133	106	116
Services provided to related parties(2)	101	17	4

(1)	Includes capitalized expenditures.
(2)	Amounts primarily attributable to Atlantic Coast Pipeline.

The following table presents affiliated and related party activity reflected in Dominion Gas’ Consolidated Balance Sheets:

At December 31,	2015	2014
(millions)
Other receivables(1)	$7	$17
Customer receivables from related parties	4	5
Imbalances receivable from affiliates(2)	1	3
Affiliated notes receivable(3)	14	9

(1)	Represents amounts due from Atlantic Coast Pipeline, a related party VIE.
(2)	Amounts are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.

Dominion Gas’ borrowings under the IRCA with Dominion totaled $95 million and $384 million as of December 31, 2015 and 2014, respectively. Interest charges related to Dominion Gas’ total borrowings from Dominion were immaterial for the year ended December 31, 2015 and $4 million and $35 million for the years ended December 31, 2014 and 2013, respectively.

NOTE 25. OPERATING SEGMENTS

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion	Virginia Power	Dominion Gas
DVP	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
Dominion Generation	Regulated electric fleet	X	X
	Merchant electric fleet	X
Dominion Energy	Gas transmission and storage	X(1)		X
	Gas distribution and storage	X		X
	Gas gathering and processing	X		X
	LNG import and storage	X
	Nonregulated retail energy marketing(2)	X

(1)	Includes remaining producer services activities.
(2)	As a result of Dominion’s decision to realign its business units effective for 2015 year-end reporting, nonregulated retail energy marketing operations were moved from the Dominion Generation segment to the Dominion Energy segment.

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

In March 2014, Dominion exited the electric retail energy marketing business. As a result, the earnings impact from the electric retail energy marketing business has been included in the Corporate and Other Segment of Dominion for 2014 first quarter results of operations.

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

In 2015, Dominion reported after-tax net expense of $391 million in the Corporate and Other segment, with $136 million of these net expenses attributable to specific items related to its operating segments.

The net expenses for specific items in 2015 primarily related to the impact of the following items:

•	A $99 million ($60 million after-tax) charge related to future ash pond and landfill closure costs at certain utility generation facilities, attributable to Dominion Generation; and
•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015, attributable to Dominion Generation.

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

•	An $81 million ($49 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation.

Combined Notes to Consolidated Financial Statements, Continued

The following table presents segment information pertaining to Dominion’s operations:

Year Ended December 31,	DVP	Dominion Generation(1)	Dominion Energy(1)	Corporate and Other	Adjustments & Eliminations(1)	Consolidated Total
(millions)
2015
Total revenue from external customers	$2,091	$7,001	$1,877	$(27)	$741	$11,683
Intersegment revenue	20	15	695	554	(1,284)	—
Total operating revenue	2,111	7,016	2,572	527	(543)	11,683
Depreciation, depletion and amortization	498	591	262	44	—	1,395
Equity in earnings of equity method investees	—	(15)	60	11	—	56
Interest income	—	64	25	13	(44)	58
Interest and related charges	230	262	27	429	(44)	904
Income taxes	307	465	423	(290)	—	905
Net income (loss) attributable to Dominion	490	1,120	680	(391)	—	1,899
Investment in equity method investees	—	245	1,042	33	—	1,320
Capital expenditures	1,607	2,190	2,153	43	—	5,993
Total assets (billions)	14.7	25.6	15.3	9.0	(5.8)	58.8
2014
Total revenue from external customers	$1,918	$7,135	$2,446	$(12)	$949	$12,436
Intersegment revenue	18	34	880	572	(1,504)	—
Total operating revenue	1,936	7,169	3,326	560	(555)	12,436
Depreciation, depletion and amortization	462	514	243	73	—	1,292
Equity in earnings of equity method investees	—	(18)	54	10	—	46
Interest income	—	58	23	20	(33)	68
Interest and related charges	205	240	11	770	(33)	1,193
Income taxes	317	365	463	(693)	—	452
Net income (loss) attributable to Dominion	502	1,061	717	(970)	—	1,310
Investment in equity method investees	—	262	796	23	—	1,081
Capital expenditures	1,652	2,466	1,329	104	—	5,551
Total assets (billions)	13.0	23.9	13.0	8.7	(4.3)	54.3
2013
Total revenue from external customers	$1,825	$6,664	$3,566	$3	$1,062	$13,120
Intersegment revenue	9	283	739	609	(1,640)	—
Total operating revenue	1,834	6,947	4,305	612	(578)	13,120
Depreciation, depletion and amortization	427	511	235	35	—	1,208
Equity in earnings of equity method investees	—	(14)	21	7	—	14
Interest income	—	59	19	42	(66)	54
Interest and related charges	175	220	26	522	(66)	877
Income taxes	287	436	456	(287)	—	892
Loss from discontinued operations, net of tax	—	—	—	(92)	—	(92)
Net income (loss) attributable to Dominion	475	963	711	(452)	—	1,697
Capital expenditures	1,361	1,605	1,043	95	—	4,104

(1)	Amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Energy segment.

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

In 2015, Virginia Power reported after-tax net expenses of $153 million for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2015 primarily related to the impact of the following:

•	A $99 million ($60 million after-tax) charge related to future ash pond and landfill closure costs at certain utility generation facilities, attributable to Dominion Generation; and
•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015, attributable to Dominion Generation.

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

The net expenses for specific items in 2013 primarily related to the impact of the following:

•	A $40 million ($28 million after-tax) charge in connection with the 2013 Biennial Review Order, attributable to Dominion Generation.

The following table presents segment information pertaining to Virginia Power’s operations:

Year Ended December 31,	DVP	Dominion Generation	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2015
Operating revenue	$2,099	$5,566	$(43)	$—	$7,622
Depreciation and amortization	498	453	2	—	953
Interest income	—	7	—	—	7
Interest and related charges	230	210	4	(1)	443
Income taxes	308	437	(86)	—	659
Net income (loss)	490	750	(153)	—	1,087
Capital expenditures	1,569	1,120	—	—	2,689
Total assets (billions)	14.7	17.0	—	(0.1)	31.6
2014
Operating revenue	$1,928	$5,651	$—	$—	$7,579
Depreciation and amortization	462	416	37	—	915
Interest income	—	8	—	—	8
Interest and related charges	205	203	3	—	411
Income taxes	317	416	(185)	—	548
Net income (loss)	509	691	(342)	—	858
Capital expenditures	1,651	1,456	—	—	3,107
Total assets (billions)	13.2	16.4	—	(0.1)	29.5
2013
Operating revenue	$1,826	$5,475	$(6)	$—	$7,295
Depreciation and amortization	427	425	1	—	$853
Interest income	—	6	—	—	$6
Interest and related charges	175	192	2	—	$369
Income taxes	286	399	(26)	—	$659
Net income (loss)	483	702	(47)	—	$1,138
Capital expenditures	1,360	1,173	—	—	$2,533

DOMINION GAS

The Corporate and Other Segment of Dominion Gas primarily includes specific items attributable to Dominion Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance and the effect of certain items recorded at Dominion Gas as a result of Dominion’s basis in the net assets contributed.

In 2015, Dominion Gas reported after-tax net expenses of $21 million in its Corporate and Other segment, with $13 million of these net expenses attributable to specific items related to its operating segment.

The net expenses for specific items in 2015 primarily related to the impact of the following:

•	$16 million ($10 million after-tax) ceiling test impairment charge.

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

The net expenses for specific items in 2013 primarily related to the impact of the following:

•	$55 million ($33 million after-tax) of impairment charges related to certain natural gas infrastructure assets; and
•	A $14 million ($8 million after-tax) charge primarily reflecting severance pay and other benefits related to workforce reductions.

Combined Notes to Consolidated Financial Statements, Continued

The following table presents segment information pertaining to Dominion Gas’ operations:

Year Ended December 31,	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
2015
Operating revenue	$1,716	$—	$1,716
Depreciation and amortization	213	4	217
Equity in earnings of equity method investees	23	—	23
Interest income	1	—	1
Interest and related charges	72	1	73
Income taxes	296	(13)	283
Net income (loss)	478	(21)	457
Investment in equity method investees	102	—	102
Capital expenditures	795	—	795
Total assets (billions)	9.7	0.6	10.3
2014
Operating revenue	$1,898	$—	$1,898
Depreciation and amortization	197	—	197
Equity in earnings of equity method investees	21	—	21
Interest income	1	—	1
Interest and related charges	27	—	27
Income taxes	340	(6)	334
Net income (loss)	521	(9)	512
Investment in equity method investees	107	—	107
Capital expenditures	719	—	719
Total assets (billions)	9.2	0.6	9.8
2013
Operating revenue	$1,937	$—	$1,937
Depreciation and amortization	188	—	188
Equity in earnings of equity method investees	22	—	22
Interest income	2	—	2
Interest and related charges	28	—	28
Income taxes	333	(32)	301
Net income (loss)	510	(49)	461
Capital expenditures	650	—	650

NOTE 26. QUARTERLY FINANCIAL AND COMMON STOCK DATA (UNAUDITED)

A summary of the Companies’ quarterly results of operations for the years ended December 31, 2015 and 2014 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

DOMINION

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions, except per share amounts)
2015
Operating revenue	$3,409	$2,747	$2,971	$2,556	$11,683
Income from operations	1,002	773	1,123	638	3,536
Net income including noncontrolling interests	540	418	599	366	1,923
Income from continuing operations(1)	536	413	593	357	1,899
Net income attributable to Dominion	536	413	593	357	1,899
Basic EPS:
Income from continuing operations(1)	0.91	0.70	1.00	0.60	3.21
Net income attributable to Dominion	0.91	0.70	1.00	0.60	3.21
Diluted EPS:
Income from continuing operations(1)	0.91	0.70	1.00	0.60	3.20
Net income attributable to Dominion	0.91	0.70	1.00	0.60	3.20
Dividends declared per share	0.6475	0.6475	0.6475	0.6475	2.5900
Common stock prices (intraday high-low)	$79.89 - 68.25	$74.34 - 66.52	$76.59 - 66.65	$74.88 - 64.54	$79.89 - 64.54

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions, except per share amounts)
2014
Operating revenue	$3,630	$2,813	$3,050	$2,943	$12,436
Income from operations	768	394	921	638	2,721
Net income including noncontrolling interests	385	161	531	249	1,326
Income from continuing operations(1)	379	159	529	243	1,310
Net income attributable to Dominion	379	159	529	243	1,310
Basic EPS:
Income from continuing operations(1)	0.65	0.27	0.91	0.42	2.25
Net income attributable to Dominion	0.65	0.27	0.91	0.42	2.25
Diluted EPS:
Income from continuing operations(1)	0.65	0.27	0.90	0.42	2.24
Net income attributable to Dominion	0.65	0.27	0.90	0.42	2.24
Dividends declared per share	0.60	0.60	0.60	0.60	2.40
Common stock prices (intraday high-low)	$72.22 - 63.14	$73.75 - 67.06	$71.62 - 64.71	$80.89 - 65.53	$80.89 - 63.14

(1)	Amounts attributable to Dominion’s common shareholders.

There were no significant items impacting Dominion’s 2015 quarterly results.

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

VIRGINIA POWER

Virginia Power’s quarterly results of operations were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions)
2015
Operating revenue	$2,137	$1,813	$2,058	$1,614	$7,622
Income from operations	525	481	741	374	2,121
Net income	269	246	385	187	1,087
Balance available for common stock	269	246	385	187	1,087
2014
Operating revenue	$1,983	$1,729	$2,053	$1,814	$7,579
Income from operations	613	205	594	312	1,724
Net income	324	69	314	151	858
Balance available for common stock	318	67	312	148	845

Virginia Power’s 2015 results include the impact of the following significant items:

•	Fourth quarter results include a $32 million after-tax charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities.
•

Second quarter results include a $28 million after-tax charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015.

•	First quarter results include a $52 million after-tax write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015.

Virginia Power’s 2014 results include the impact of the following significant items:

•	Fourth quarter results include $74 million in after-tax costs related to Virginia Power’s settlement offer to incur future ash pond closure costs at certain utility generation facilities.
•

Second quarter results include a $191 million after-tax charge associated with Virginia legislation enacted in April 2014 relating to the development of a third nuclear unit located at North Anna and offshore wind facilities.

DOMINION GAS

Dominion Gas’ quarterly results of operations were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions)
2015
Operating revenue	$531	$395	$365	$425	$1,716
Income from operations	271	153	202	163	789
Net income	161	85	111	100	457
2014
Operating revenue	$569	$428	$391	$510	$1,898
Income from operations	265	154	177	255	851
Net income	164	93	107	148	512

Dominion Gas’ 2015 results include the impact of the following significant items:

•	Third quarter results include a $29 million after-tax gain from an agreement to convey shale development rights underneath a natural gas storage field.
•	First quarter results include a $43 million after-tax gain from agreements to convey shale development rights underneath several natural gas storage fields.

Dominion Gas’ 2014 results include the impact of the following significant item:

•	Fourth quarter results include a $36 million after-tax gain from agreements to convey Marcellus Shale development rights underneath several natural gas storage fields.

Combined Notes to Consolidated Financial Statements, Continued

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Dominion understands and accepts responsibility for Dominion’s financial statements and related disclosures and the effectiveness of internal control over financial reporting (internal control). Dominion continuously strives to identify opportunities to enhance the effectiveness and efficiency of internal control, just as Dominion does throughout all aspects of its business.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion’s 2015 Annual Report to contain a management’s report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2015, Dominion makes the following assertions:

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

Management evaluated Dominion’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion maintained effective internal control over financial reporting as of December 31, 2015.

Dominion’s independent registered public accounting firm is engaged to express an opinion on Dominion’s internal control over financial reporting, as stated in their report which is included herein.

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dominion Resources, Inc.

Richmond, Virginia

We have audited the internal control over financial reporting of Dominion Resources, Inc. and subsidiaries (“Dominion”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Dominion’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dominion’s internal control over financial reporting based on our audit.

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

In our opinion, Dominion maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of Dominion and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 26, 2016

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Virginia Power understands and accepts responsibility for Virginia Power’s financial statements and related disclosures and the effectiveness of internal control over financial reporting (internal control). Virginia Power continuously strives to identify opportunities to enhance the effectiveness and efficiency of internal control, just as it does throughout all aspects of its business.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power’s 2015 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2015, Virginia Power makes the following assertions:

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

Management evaluated Virginia Power’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2015.

This annual report does not include an attestation report of Virginia Power’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Virginia Power’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 26, 2016

DOMINION GAS

Senior management, including Dominion Gas’ CEO and CFO, evaluated the effectiveness of Dominion Gas’ disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, Dominion Gas’ CEO and CFO have concluded that Dominion Gas’ disclosure controls and procedures are effective. There were no changes in Dominion Gas’ internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Dominion Gas’ internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Dominion Gas understands and accepts responsibility for Dominion Gas’ financial statements and related disclosures and the effectiveness of internal control over financial reporting (internal control). Dominion Gas continuously strives to identify opportunities to enhance the effectiveness and efficiency of internal control, just as it does throughout all aspects of its business.

Dominion Gas maintains a system of internal control designed to provide reasonable assurance, at a reasonable cost, that its assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. This system includes written policies, an organizational structure designed to ensure appropriate segregation of responsibilities, careful selection and training of qualified personnel and internal audits.

The Board of Directors also serves as Dominion Gas’ Audit Committee and meets periodically with the independent registered public accounting firm, the internal auditors and management to discuss Dominion Gas’ auditing, internal accounting control and financial reporting matters and to ensure that each is properly discharging its responsibilities.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Dominion Gas’ 2015 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Dominion Gas tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2015, Dominion Gas makes the following assertions:

Management is responsible for establishing and maintaining effective internal control over financial reporting of Dominion Gas.

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

Management evaluated Dominion Gas’ internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Gas maintained effective internal control over financial reporting as of December 31, 2015.

This annual report does not include an attestation report of Dominion Gas’ independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Dominion Gas’ independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 26, 2016

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DOMINION

The following information for Dominion is incorporated by reference from the Dominion 2016 Proxy Statement, which will be filed on or around March 23, 2016:

•	Information regarding the directors required by this item is found under the heading Election of Directors.
•

Information regarding a material change in the procedures by which shareholders recommend director nominees required by this item is found under the headings Election of Directors and Shareholder Proposals and Director Nominations.

•

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, required by this item is found under the heading Section 16(a) Beneficial Ownership Reporting Compliance.

•	Information regarding the Dominion Audit Committee Financial expert(s) required by this item is found under the heading Board of Directors Committees—Audit Committee.
•	Information regarding the Dominion Audit Committee required by this item is found under the headings Board of Directors Committees—Audit Committee and Audit Committee Report.
•	Information regarding Dominion’s Code of Ethics required by this item is found under the heading Corporate Governance and Board Matters.

The information concerning the executive officers of Dominion required by this item is included in Part I of this Form 10-K under the caption Executive Officers of Dominion. Each executive officer of Dominion is elected annually.

Item 11. Executive Compensation

DOMINION

The following information about Dominion is contained in the 2016 Proxy Statement and is incorporated by reference: the information regarding executive compensation contained under the headings Compensation Discussion and Analysis and Executive Compensation; the information regarding Compensation Committee interlocks contained under the heading Compensation Committee Interlocks and Insider Participation; The Compensation, Governance and Nominating Committee Report; and the information regarding director compensation contained under the heading Compensation of Non-Employee Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DOMINION

The information concerning stock ownership by directors, executive officers and five percent beneficial owners contained under the heading Securities Ownership in the 2016 Proxy Statement is incorporated by reference.

The information regarding equity securities of Dominion that are authorized for issuance under its equity compensation plans contained under the heading Executive Compensation-Equity Compensation Plans in the 2016 Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DOMINION

The information regarding related party transactions required by this item found under the heading Other Information-Related Party Transactions, and information regarding director independence found under the heading Corporate Governance and Board Matters—Independence of Directors, in the 2016 Proxy Statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services

DOMINION

The information concerning principal accountant fees and services contained under the heading Auditor Fees and Pre-Approval Policy in the 2016 Proxy Statement is incorporated by reference.

VIRGINIA POWER AND DOMINION GAS

The following table presents fees paid to Deloitte & Touche LLP for services related to Virginia Power and Dominion Gas for the fiscal years ended December 31, 2015 and 2014.

Type of Fees	2015	2014
(millions)
Virginia Power
Audit fees	$1.87	$1.96
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$1.87	$1.96
Dominion Gas
Audit fees	$1.06	$0.52
Audit-related fees	0.19	0.14
Tax fees	—	—
All other fees	—	—
Total Fees	$1.25	$0.66

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

Virginia Power’s and Dominion Gas’ Boards of Directors have adopted the Dominion Audit Committee pre-approval policy for their independent auditor’s services and fees and have delegated the execution of this policy to the Dominion Audit Committee. In accordance with this delegation, each year the Dominion Audit Committee pre-approves a schedule that details the services to be provided for the following year and an estimated charge for such services. At its January 2016 meeting, the Dominion Audit Committee approved Virginia Power’s and Dominion Gas’ schedules of services and fees for 2016. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Audit Committee or a member of the Dominion Audit Committee.

The fees for Dominion Gas presented above for the year ended December 31, 2014, were for professional services rendered during the period subsequent to Dominion Gas becoming an SEC registrant. Total audit fees and audit-related fees incurred prior to Dominion Gas becoming an SEC registrant were $680 thousand and $70 thousand, respectively, and were paid by Dominion.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

See Index on page 58.

2. All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

3. Exhibits (incorporated by reference unless otherwise noted)

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
2	Purchase and Sale Agreement between Dominion Resources, Inc., Dominion Energy, Inc., Dominion Transmission, Inc. and CONSOL Energy Holdings LLC VI (Exhibit 99.1, Form 8-K filed March 15, 2010, File No. 1-8489).	X

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 17, 2015 (Exhibit 3.1, Form 8-K filed December 17, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of each of their total consolidated assets.	X	X	X

4.1.a	See Exhibit 3.1.a above.	X

4.1.b	See Exhibit 3.1.b above.		X

4.2	Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by Fifty-Eighth Supplemental Indenture (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255); Ninety-Second Supplemental Indenture, dated as of July 1, 2012 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2012 filed August 1, 2012, File No. 1-2255).	X	X

4.3	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Tenth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Twelfth Supplemental Indenture, dated January 1, 2006 (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Thirteenth Supplemental Indenture, dated as of January 1, 2006 (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Form of Seventeenth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2013 (Exhibit 4.3, Form 8-K filed August 15, 2013, File No. 1-2255); Twenty-Seventh Supplemental Indenture, dated February 1, 2014 (Exhibit 4.3, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Eighth Supplemental Indenture, dated February 1, 2014 (Exhibit 4.4, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Ninth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.3, Form 8-K filed May 13, 2015, File No. 1-02255); Thirtieth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.4, Form 8-K filed May 13, 2015, File No. 1-02255); Thirty-First Supplemental Indenture, dated January 1, 2016 (Exhibit 4.3, Form 8-K filed January 14, 2016, File No. 000-55337).

4.4	Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by a Form of Second Supplemental Indenture, dated January 1, 2001 (Exhibit 4.6, Form 8-K filed January 12, 2001, File No. 1-8489).	X

4.5	Indenture, dated April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to United States Trust Company of New York) (Exhibit (4), Certificate of Notification No. 1 filed April 19, 1995, File No. 70-8107); Securities Resolution No. 2 effective as of October 16, 1996 (Exhibit 2, Form 8-A filed October 18, 1996, File No. 1-3196 and relating to the 6 7/8% Debentures Due October 15, 2026); Securities Resolution No. 4 effective as of December 9, 1997 (Exhibit 2, Form 8-A filed December 12, 1997, File No. 1-3196 and relating to the 6.80% Debentures Due December 15, 2027).	X

4.6	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of Sixteenth Supplemental Indenture, dated December 1, 2002 (Exhibit 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Form of Twenty-First Supplemental Indenture, dated March 1, 2003 (Exhibits 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Ninth Supplemental Indenture, dated June 1, 2005 (Exhibit 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Forms of Thirty-Fifth and Thirty-Sixth Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2 and 4.3, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 15, 2011, File No. 1-8489); Forty-Fifth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.3, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Sixth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.4, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Seventh Supplemental Indenture, dated September 1, 2012 (Exhibit 4.5, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Eighth Supplemental Indenture, dated March 1, 2014 (Exhibit 4.3, Form 8-K, filed March 24, 2014, File No. 1-8489); Forty-Ninth Supplemental Indenture, dated November 1, 2014 (Exhibit 4.3, Form 8-K, filed November 25, 2014, File No. 1-8489); Fiftieth Supplemental Indenture, dated November 1, 2014 (Exhibit 4.4, Form 8-K, filed November 25, 2014, File No. 1-8489); Fifty-First Supplemental Indenture, dated November 1, 2014 (Exhibit 4.5, Form 8-K, filed November 25, 2014, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

4.7	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (filed herewith).	X

4.8	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489).	X

4.9	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 23, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

4.10	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated September 29, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

4.11	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 17, 2009 (Exhibit 4.3, Form 8-K filed June 15, 2009, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated July 18, 2014 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489).	X

4.12	Series A Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.7, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.13	Series B Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.8, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.14	2014 Series A Purchase Contract and Pledge Agreement, dated as of July 1, 2014, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.5, Form 8-K filed July 1, 2014, File No. 1-8489).	X

4.15	Indenture, dated as of October 1, 2013, between Dominion Gas Holdings, LLC and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form S-4 filed April 4, 2014, File No. 333-195066); First Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.2, Form S-4 filed April 4, 2014, File No. 333-195066); Second Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.3, Form S-4 filed April 4, 2014, File No. 333-195066); Third Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.4, Form S-4 filed April 4, 2014, File No. 333-195066); Fourth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.2, Form 8-K filed December 8, 2014, File No. 333-195066); Fifth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.3, Form 8-K filed December 8, 2014, File	X		X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

No. 333-195066); Sixth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.4, Form 8-K filed December 8, 2014, File No. 333-195066); Seventh Supplemental Indenture, dated as of November 1, 2015 (Exhibit 4.2, Form 8-K filed November 17, 2015, File No. 001-37591).

10.1	$4,000,000,000 Five-Year Amended and Restated Revolving Credit Agreement, dated May 19, 2014, among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, The Royal Bank of Scotland plc, Bank of America, N.A., Barclays Bank PLC and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed May 19, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.2	$500,000,000 Five-Year Amended and Restated Revolving Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, Keybank National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 2, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.3	DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (Exhibit 10.1, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489).	X

10.4	DRS Services Agreement, dated as of January 2012, between Dominion Resources Services, Inc. and Virginia Electric and Power Company (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).		X

10.5	DRS Services Agreement, dated September 12, 2013, between Dominion Gas Holdings, LLC and Dominion Resources Services, Inc. (Exhibit 10.3, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.6	DRS Services Agreement, dated January 1, 2003, between Dominion Transmission, Inc. and Dominion Resources Services, Inc. (Exhibit 10.4, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.7	DRS Services Agreement, dated January 1, 2003, between The East Ohio Company and Dominion Resources Services, Inc. (Exhibit 10.5, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.8	DRS Services Agreement, dated January 1, 2003, between Dominion Iroquois, Inc. and Dominion Resources Services, Inc. (Exhibit 10.6, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.9	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

10.10	Form of Settlement Agreement in the form of a proposed Consent Decree among the United States of America, on behalf of the United States Environmental Protection Agency, the State of New York, the State of New Jersey, the State of Connecticut, the Commonwealth of Virginia and the State of West Virginia and Virginia Electric and Power Company (Exhibit 10, Form 10-Q for the quarter ended March 31, 2003 filed May 9, 2003, File No. 1-8489 and File No. 1-2255).	X	X

10.11*	Dominion Resources, Inc. Executive Supplemental Retirement Plan, as amended and restated effective December 17, 2004 (Exhibit 10.5, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (Exhibit 10.1, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.12*	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company, amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489 and File No. 1-2255), as amended March 31, 2006 (Form 8-K filed April 4, 2006, File No. 1-8489).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
10.13*	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company dated January 24, 2013 (effective for certain officers elected subsequent to February 1, 2013) (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2013 filed February 27, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.14*	Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (Exhibit 10.2, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.15*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 17, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X	X

10.16*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (Exhibit 10.3, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.17*	Dominion Resources, Inc. New Retirement Benefit Restoration Plan, as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489 and Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-2255), as amended September 26, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.18*	Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, amended as of February 27, 2004 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.1, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.19*	Dominion Resources, Inc. Directors Stock Compensation Plan, as amended February 27, 2004 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.2, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.20*	Dominion Resources, Inc. Directors’ Deferred Cash Compensation Plan, as amended and in effect September 20, 2002 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2002 filed November 8, 2002, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.3, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.21*	Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective December 17, 2009 (Exhibit 10.18, Form 10-K filed for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).	X

10.22*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated May 7, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489 and File No. 1-2250).	X	X	X

10.23*	Dominion Resources, Inc. Security Option Plan, effective January 1, 2003, amended December 31, 2004 and restated effective January 1, 2005 (Exhibit 10.13, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X	X

10.24*	Letter agreement between Dominion Resources, Inc. and Thomas F. Farrell II, dated February 27, 2003 (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended December 16, 2005 (Exhibit 10.1, Form 8-K filed December 16, 2005, File No. 1-8489).	X	X	X

10.25*	Employment agreement dated February 13, 2007 between Dominion Resources Services, Inc. and Mark F. McGettrick (Exhibit 10.34, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
10.26*	Supplemental Retirement Agreement dated October 22, 2003 between Dominion Resources, Inc. and Paul D. Koonce (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-2255).	X	X	X

10.27*	Supplemental Retirement Agreement dated December 12, 2000, between Dominion Resources, Inc. and David A. Christian (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2001 filed March 11, 2002, File No. 1-2255).	X	X	X

10.28*	Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255).	X	X	X

10.29*	Dominion Resources, Inc. 2005 Incentive Compensation Plan, originally effective May 1, 2005, as amended and restated effective December 20, 2011 (Exhibit 10.32, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).	X	X	X

10.30*	Supplemental Retirement Agreement with Mark F. McGettrick effective May 19, 2010 (Exhibit 10.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X	X	X

10.31*	Form of Restricted Stock Award Agreement under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.2, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X	X

10.32*	Form of Restricted Stock Award Agreement for Mark F. McGettrick, Paul D. Koonce and David A. Christian approved December 17, 2012 (Exhibit 10.1, Form 8-K filed December 21, 2012, File No. 1-8489).	X	X	X

10.33*	2012 Performance Grant Plan under the 2012 Long-Term Incentive Program approved January 19, 2012 (Exhibit 10.1, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X	X

10.34*	Form of Restricted Stock Award Agreement under the 2012 Long-term Incentive Program approved January 19, 2012 (Exhibit 10.2, Form 8-K filed January 20, 2012, File No. 1-8489)	X	X	X

10.35*	2013 Performance Grant Plan under 2013 Long-Term Incentive Program approved January 24, 2013 (Exhibit 10.1, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X	X

10.36*	Form of Restricted Stock Award Agreement under the 2013 Long-term Incentive Program approved January 24, 2013 (Exhibit 10.2, Form 8-K filed January 25, 2013, File No. 1-8489)	X	X	X

10.37*	Restricted Stock Award Agreement for Thomas F. Farrell II, dated December 17, 2010 (Exhibit 10.1, Form 8-K filed December 17, 2010, File No. 1-8489).	X	X	X

10.38*	Retirement Agreement, dated as of June 20, 2013, between Dominion Resources, Inc. and Gary L. Sypolt (Exhibit 10.1, Form 8-K filed June 24, 2013, File No. 1-8489).	X

10.39*	2014 Performance Grant Plan under 2014 Long-Term Incentive Program approved January 16, 2014 (Exhibit 10.40, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

10.40*	Form of Restricted Stock Award Agreement under the 2014 Long-term Incentive Program approved January 16, 2014 (Exhibit 10.41, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
10.41*	Form of Special Performance Grant for Thomas F. Farrell II and Mark F. McGettrick approved January 16, 2014 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

10.42*	Dominion Resources, Inc. 2014 Incentive Compensation Plan, effective May 7, 2014 (Exhibit 10.1, Form 8-K filed May 7, 2014, File No. 1-8489).	X	X	X

10.43	Registration Rights Agreement, dated as of October 22, 2013, by and among Dominion Gas Holdings, LLC and RBC Capital Markets, LLC, RBS Securities Inc. and Scotia Capital (USA) Inc., as the initial purchasers of the Notes (Exhibit 10.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.44	Inter-Company Credit Agreement, dated October 17, 2013, between Dominion Resources, Inc. and Dominion Gas Holdings, LLC (Exhibit 10.2, Form S-4 filed April 4, 2014, File No. 333-195066).	X		X

10.45*	2015 Performance Grant Plan under 2015 Long-Term Incentive Program approved January 22, 2015 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8489).	X	X	X

10.46*	Form of Restricted Stock Award Agreement under the 2015 Long-term Incentive Program approved January 22, 2015 (Exhibit 10.43, Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8489).	X	X	X

10.47*	2016 Performance Grant Plan under 2016 Long-Term Incentive Program approved January 21, 2016 (filed herewith).	X	X	X

10.48*	Form of Restricted Stock Award Agreement under the 2016 Long-term Incentive Program approved January 21, 2016 (filed herewith).	X	X	X

10.49*	Base salaries for named executive officers of Dominion Resources, Inc. (filed herewith).	X

10.50*	Non-employee directors’ annual compensation for Dominion Resources, Inc. (filed herewith).	X

12.a	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.b	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.c	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

21	Subsidiaries of Dominion Resources, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP (filed herewith).	X	X	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

101	The following financial statements from Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement

Signatures

DOMINION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES, INC.

By:	/s/ Thomas F. Farrell II
(Thomas F. Farrell II, Chairman, President and Chief Executive Officer)

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2016.

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
(Thomas F. Farrell II, Chairman of the Board of Directors and Chief Executive Officer)

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2016.

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
(Thomas F. Farrell II, Chairman of the Board of Directors and Chief Executive Officer)

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2016.

Signature	Title

/s/ Thomas F. Farrell II Thomas F. Farrell II	Chairman of the Board of Directors and Chief Executive Officer

/s/ Mark F. McGettrick Mark F. McGettrick	Director, Executive Vice President and Chief Financial Officer

/s/ Mark O. Webb Mark O. Webb	Director

/s/ Michele L. Cardiff Michele L. Cardiff	Vice President, Controller and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
2	Purchase and Sale Agreement between Dominion Resources, Inc., Dominion Energy, Inc., Dominion Transmission, Inc. and CONSOL Energy Holdings LLC VI (Exhibit 99.1, Form 8-K filed March 15, 2010, File No. 1-8489).	X

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 17, 2015 (Exhibit 3.1, Form 8-K filed December 17, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of each of their total consolidated assets.	X	X	X

4.1.a	See Exhibit 3.1.a above.	X

4.1.b	See Exhibit 3.1.b above.		X

4.2	Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by Fifty-Eighth Supplemental Indenture (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255); Ninety-Second Supplemental Indenture, dated as of July 1, 2012 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2012 filed August 1, 2012, File No. 1-2255).	X	X

4.3	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Tenth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Twelfth Supplemental Indenture, dated January 1, 2006 (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Thirteenth Supplemental Indenture, dated as of January 1, 2006 (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Form of Seventeenth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255); Twenty-Sixth	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

Supplemental Indenture, dated as of August 1, 2013 (Exhibit 4.3, Form 8-K filed August 15, 2013, File No. 1-2255); Twenty-Seventh Supplemental Indenture, dated February 1, 2014 (Exhibit 4.3, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Eighth Supplemental Indenture, dated February 1, 2014 (Exhibit 4.4, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Ninth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.3, Form 8-K filed May 13, 2015, File No. 1-02255); Thirtieth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.4, Form 8-K filed May 13, 2015, File No. 1-02255); Thirty-First Supplemental Indenture, dated January 1, 2016 (Exhibit 4.3, Form 8-K filed January 14, 2016, File No. 000-55337).

4.4	Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by a Form of Second Supplemental Indenture, dated January 1, 2001 (Exhibit 4.6, Form 8-K filed January 12, 2001, File No. 1-8489).	X

4.5	Indenture, dated April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to United States Trust Company of New York) (Exhibit (4), Certificate of Notification No. 1 filed April 19, 1995, File No. 70-8107); Securities Resolution No. 2 effective as of October 16, 1996 (Exhibit 2, Form 8-A filed October 18, 1996, File No. 1-3196 and relating to the 6 7/8% Debentures Due October 15, 2026); Securities Resolution No. 4 effective as of December 9, 1997 (Exhibit 2, Form 8-A filed December 12, 1997, File No. 1-3196 and relating to the 6.80% Debentures Due December 15, 2027).	X

4.6	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of Sixteenth Supplemental Indenture, dated December 1, 2002 (Exhibit 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Form of Twenty-First Supplemental Indenture, dated March 1, 2003 (Exhibits 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Ninth Supplemental Indenture, dated June 1, 2005 (Exhibit 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Forms of Thirty-Fifth and Thirty-Sixth Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2 and 4.3, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 15, 2011, File No. 1-8489); Forty-Fifth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.3, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Sixth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.4, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Seventh Supplemental Indenture, dated September 1, 2012 (Exhibit 4.5, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Eighth Supplemental Indenture, dated March 1, 2014 (Exhibit 4.3, Form 8-K, filed March 24, 2014, File No. 1-8489); Forty-Ninth Supplemental Indenture, dated November 1, 2014 (Exhibit 4.3, Form 8-K, filed November 25, 2014, File No. 1-8489); Fiftieth Supplemental Indenture, dated November 1, 2014 (Exhibit 4.4, Form 8-K, filed November 25, 2014, File No. 1-8489); Fifty-First Supplemental Indenture, dated November 1, 2014 (Exhibit 4.5, Form 8-K, filed November 25, 2014, File No. 1-8489).	X

4.7	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (filed herewith).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
4.8	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489).	X

4.9	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 23, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

4.10	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated September 29, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

4.11	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 17, 2009 (Exhibit 4.3, Form 8-K filed June 15, 2009, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated July 18, 2014 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489).	X

4.12	Series A Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.7, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.13	Series B Purchase Contract and Pledge Agreement, dated as of June 7, 2013, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.8, Form 8-K filed June 7, 2013, File No. 1-8489).	X

4.14	2014 Series A Purchase Contract and Pledge Agreement, dated as of July 1, 2014, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.5, Form 8-K filed July 1, 2014, File No. 1-8489).	X

4.15	Indenture, dated as of October 1, 2013, between Dominion Gas Holdings, LLC and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form S-4 filed April 4, 2014, File No. 333-195066); First Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.2, Form S-4 filed April 4, 2014, File No. 333-195066); Second Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.3, Form S-4 filed April 4, 2014, File No. 333-195066); Third Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.4, Form S-4 filed April 4, 2014, File No. 333-195066); Fourth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.2, Form 8-K filed December 8, 2014, File No. 333-195066); Fifth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.3, Form 8-K filed December 8, 2014, File No. 333-195066); Sixth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.4, Form 8-K filed December 8, 2014, File No. 333-195066); Seventh Supplemental Indenture, dated as of November 1, 2015 (Exhibit 4.2, Form 8-K filed November 17, 2015, File No. 001-37591).	X		X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
10.1	$4,000,000,000 Five-Year Amended and Restated Revolving Credit Agreement, dated May 19, 2014, among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, The Royal Bank of Scotland plc, Bank of America, N.A., Barclays Bank PLC and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed May 19, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.2	$500,000,000 Five-Year Amended and Restated Revolving Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Dominion Gas Holdings, LLC, Keybank National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 2, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.3	DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (Exhibit 10.1, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489).	X

10.4	DRS Services Agreement, dated as of January 2012, between Dominion Resources Services, Inc. and Virginia Electric and Power Company (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).		X

10.5	DRS Services Agreement, dated September 12, 2013, between Dominion Gas Holdings, LLC and Dominion Resources Services, Inc. (Exhibit 10.3, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.6	DRS Services Agreement, dated January 1, 2003, between Dominion Transmission, Inc. and Dominion Resources Services, Inc. (Exhibit 10.4, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.7	DRS Services Agreement, dated January 1, 2003, between The East Ohio Company and Dominion Resources Services, Inc. (Exhibit 10.5, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.8	DRS Services Agreement, dated January 1, 2003, between Dominion Iroquois, Inc. and Dominion Resources Services, Inc. (Exhibit 10.6, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.9	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

10.10	Form of Settlement Agreement in the form of a proposed Consent Decree among the United States of America, on behalf of the United States Environmental Protection Agency, the State of New York, the State of New Jersey, the State of Connecticut, the Commonwealth of Virginia and the State of West Virginia and Virginia Electric and Power Company (Exhibit 10, Form 10-Q for the quarter ended March 31, 2003 filed May 9, 2003, File No. 1-8489 and File No. 1-2255).	X	X

10.11*	Dominion Resources, Inc. Executive Supplemental Retirement Plan, as amended and restated effective December 17, 2004 (Exhibit 10.5, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (Exhibit 10.1, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.12*	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company, amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489 and File No. 1-2255), as amended March 31, 2006 (Form 8-K filed April 4, 2006, File No. 1-8489).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
10.13*	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company dated January 24, 2013 (effective for certain officers elected subsequent to February 1, 2013) (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2013 filed February 27, 2014, File No. 1-8489 and File No. 1-2255).	X	X	X

10.14*	Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (Exhibit 10.2, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.15*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 17, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X	X

10.16*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (Exhibit 10.3, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.17*	Dominion Resources, Inc. New Retirement Benefit Restoration Plan, as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489 and Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-2255), as amended September 26, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).	X	X	X

10.18*	Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, amended as of February 27, 2004 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.1, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.19*	Dominion Resources, Inc. Directors Stock Compensation Plan, as amended February 27, 2004 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.2, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.20*	Dominion Resources, Inc. Directors’ Deferred Cash Compensation Plan, as amended and in effect September 20, 2002 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2002 filed November 8, 2002, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.3, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.21*	Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective December 17, 2009 (Exhibit 10.18, Form 10-K filed for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).	X

10.22*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated May 7, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489 and File No. 1-2250).	X	X	X

10.23*	Dominion Resources, Inc. Security Option Plan, effective January 1, 2003, amended December 31, 2004 and restated effective January 1, 2005 (Exhibit 10.13, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X	X

10.24*	Letter agreement between Dominion Resources, Inc. and Thomas F. Farrell II, dated February 27, 2003 (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended December 16, 2005 (Exhibit 10.1, Form 8-K filed December 16, 2005, File No. 1-8489).	X	X	X

10.25*	Employment agreement dated February 13, 2007 between Dominion Resources Services, Inc. and Mark F. McGettrick (Exhibit 10.34, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
10.26*	Supplemental Retirement Agreement dated October 22, 2003 between Dominion Resources, Inc. and Paul D. Koonce (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-2255).	X	X	X

10.27*	Supplemental Retirement Agreement dated December 12, 2000, between Dominion Resources, Inc. and David A. Christian (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2001 filed March 11, 2002, File No. 1-2255).	X	X	X

10.28*	Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255).	X	X	X

10.29*	Dominion Resources, Inc. 2005 Incentive Compensation Plan, originally effective May 1, 2005, as amended and restated effective December 20, 2011 (Exhibit 10.32, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).	X	X	X

10.30*	Supplemental Retirement Agreement with Mark F. McGettrick effective May 19, 2010 (Exhibit 10.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X	X	X

10.31*	Form of Restricted Stock Award Agreement under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.2, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X	X

10.32*	Form of Restricted Stock Award Agreement for Mark F. McGettrick, Paul D. Koonce and David A. Christian approved December 17, 2012 (Exhibit 10.1, Form 8-K filed December 21, 2012, File No. 1-8489).	X	X	X

10.33*	2012 Performance Grant Plan under the 2012 Long-Term Incentive Program approved January 19, 2012 (Exhibit 10.1, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X	X

10.34*	Form of Restricted Stock Award Agreement under the 2012 Long-term Incentive Program approved January 19, 2012 (Exhibit 10.2, Form 8-K filed January 20, 2012, File No. 1-8489)	X	X	X

10.35*	2013 Performance Grant Plan under 2013 Long-Term Incentive Program approved January 24, 2013 (Exhibit 10.1, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X	X

10.36*	Form of Restricted Stock Award Agreement under the 2013 Long-term Incentive Program approved January 24, 2013 (Exhibit 10.2, Form 8-K filed January 25, 2013, File No. 1-8489)	X	X	X

10.37*	Restricted Stock Award Agreement for Thomas F. Farrell II, dated December 17, 2010 (Exhibit 10.1, Form 8-K filed December 17, 2010, File No. 1-8489).	X	X	X

10.38*	Retirement Agreement, dated as of June 20, 2013, between Dominion Resources, Inc. and Gary L. Sypolt (Exhibit 10.1, Form 8-K filed June 24, 2013, File No. 1-8489).	X

10.39*	2014 Performance Grant Plan under 2014 Long-Term Incentive Program approved January 16, 2014 (Exhibit 10.40, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

10.40*	Form of Restricted Stock Award Agreement under the 2014 Long-term Incentive Program approved January 16, 2014 (Exhibit 10.41, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

10.41*	Form of Special Performance Grant for Thomas F. Farrell II and Mark F. McGettrick approved January 16, 2014 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2013, File No. 1-8489).	X	X	X

10.42*	Dominion Resources, Inc. 2014 Incentive Compensation Plan, effective May 7, 2014 (Exhibit 10.1, Form 8-K filed May 7, 2014, File No. 1-8489).	X	X	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
10.43	Registration Rights Agreement, dated as of October 22, 2013, by and among Dominion Gas Holdings, LLC and RBC Capital Markets, LLC, RBS Securities Inc. and Scotia Capital (USA) Inc., as the initial purchasers of the Notes (Exhibit 10.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.44	Inter-Company Credit Agreement, dated October 17, 2013, between Dominion Resources, Inc. and Dominion Gas Holdings, LLC (Exhibit 10.2, Form S-4 filed April 4, 2014, File No. 333-195066).	X		X

10.45*	2015 Performance Grant Plan under 2015 Long-Term Incentive Program approved January 22, 2015 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8489).	X	X	X

10.46*	Form of Restricted Stock Award Agreement under the 2015 Long-term Incentive Program approved January 22, 2015 (Exhibit 10.43, Form 10-K for the fiscal year ended December 31, 2014, File No. 1-8489).	X	X	X

10.47*	2016 Performance Grant Plan under 2016 Long-Term Incentive Program approved January 21, 2016 (filed herewith).	X	X	X

10.48*	Form of Restricted Stock Award Agreement under the 2016 Long-term Incentive Program approved January 21, 2016 (filed herewith).	X	X	X

10.49*	Base salaries for named executive officers of Dominion Resources, Inc. (filed herewith).	X

10.50*	Non-employee directors’ annual compensation for Dominion Resources, Inc. (filed herewith).	X

12.a	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.b	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.c	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

21	Subsidiaries of Dominion Resources, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP (filed herewith).	X	X	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas
101	The following financial statements from Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement

