Form 10-Q
period 2016-03-31
DOMINION RESOURCES INC /VA/; VIRGINIA ELECTRIC & POWER CO; Dominion Gas Holdings, LLC
filed 2016-05-05
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒                         Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Gas Holdings, LLC    Yes  ☐    No  ☒

At April 15, 2016, the latest practicable date for determination, Dominion Resources, Inc. had 616,218,305 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Resources, Inc. holds all of the membership interests of Dominion Gas Holdings, LLC.

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

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

2013 Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013

2014 Equity Units	Dominion’s 2014 Series A Equity Units issued in July 2014

AFUDC	Allowance for funds used during construction

AMR	Automated meter reading program deployed by East Ohio

AOCI	Accumulated other comprehensive income (loss)

AROs	Asset retirement obligations

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc.

bcf	Billion cubic feet

Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia

Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion and Caiman Energy II, LLC

BREDL	Blue Ridge Environmental Defense League

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CAISO	California independent system operator

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

CFO	Chief Financial Officer

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Companies	Dominion, Virginia Power and Dominion Gas, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

CPCN	Certificate of Public Convenience and Necessity

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

DCG	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DEI	Dominion Energy, Inc.

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power and Dominion Gas) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Iroquois	Dominion Iroquois, Inc., which, as of May 2016, holds a 24.07% noncontrolling partnership interest in Iroquois

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC and DCG (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP, and its consolidated subsidiaries

DRS	Dominion Resources Services, Inc.

Dth	Dekatherm

DTI	Dominion Transmission, Inc.

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

EPA	Environmental Protection Agency

EPS	Earnings per share

FERC	Federal Energy Regulatory Commission

Abbreviation or Acronym	Definition

Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion and Four Brothers Holdings, LLC, a wholly-owned subsidiary of SunEdison

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Wind Energy North America Inc. in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion and Granite Mountain Renewables, LLC, a wholly-owned subsidiary of SunEdison

Greensville County	An approximately 1,588 MW proposed natural gas-fired combined-cycle power station in Greensville County, Virginia

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Hope

Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion and Iron Springs Renewables, LLC, a wholly-owned subsidiary of SunEdison

Iroquois	Iroquois Gas Transmission System L.P.

ISO-NE	Independent system operator New England

June 2006 hybrids	2006 Series A Enhanced Junior Subordinated Notes due 2066

kV	Kilovolt

Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point

LNG	Liquefied natural gas

MATS	Utility Mercury and Air Toxics Standard Rule

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MGD	Million gallons a day

Microsoft	The legal entity, Microsoft Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of Microsoft Corporation and its consolidated subsidiaries

MISO	Midcontinent Independent Transmission System Operator, Inc.

MW	Megawatt

MWh	Megawatt hour

NedPower	A wind-turbine facility joint venture between Dominion and Shell Wind Energy, Inc. in Grant County, West Virginia

NGLs	Natural gas liquids

North Carolina Commission	North Carolina Utilities Commission

NOx	Nitrogen oxide

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

Ohio Commission	Public Utilities Commission of Ohio

Order 1000	Order issued by FERC adopting new requirements for electric transmission planning, cost allocation and development

PIPP	Percentage of Income Payment Plan deployed by East Ohio

PIR	Pipeline Infrastructure Replacement program deployed by East Ohio

PJM	PJM Interconnection, L.L.C.

Possum Point	Possum Point power station

ppb	Parts-per-billion

PSD	Prevention of Significant Deterioration

Questar	The legal entity, Questar Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of Questar Corporation and its consolidated subsidiaries

Questar Combination	Agreement and plan of merger entered on January 31, 2016 between Dominion and Questar in which Questar will become a wholly-owned subsidiary of Dominion upon closing

Regulation Act	Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act, as amended in 2015

REIT	Real estate investment trust

Abbreviation or Acronym	Definition

Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County

Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden

Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center

Rider T1	A rate adjustment clause to recover the difference between revenues produced from the transmission rates included in base rates, and the new total revenue requirement developed annually for the rate years effective September 1

Rider US-1	A rate adjustment clause associated with the recovery of costs related to Remington solar facility

Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County

Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain demand-side management programs approved in demand-side management cases

ROE	Return on equity

RSN	Remarketable subordinated note

SEC	Securities and Exchange Commission

September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066

SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.

SunEdison	The legal entity, SunEdison, Inc., one or more of its consolidated subsidiaries (including Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of SunEdison, Inc. and its consolidated subsidiaries

Terra Nova Renewable Partners	A partnership between SunEdison and institutional investors advised by J.P. Morgan Asset Management-Global Real Assets

Three Cedars	Granite Mountain and Iron Springs, collectively

TransCanada	The legal entity, TransCanada Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of TransCanada Corporation and its consolidated subsidiaries

UAO	Unilateral Administrative Order

VDEQ	Virginia Department of Environmental Quality

VEBA	Voluntary Employees’ Beneficiary Association

VIE	Variable interest entity

Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

VOC	Volatile organic compounds

Warren County	A 1,342 MW combined-cycle, natural gas-fired power station in Warren County, Virginia

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
(millions, except per share amounts)
Operating Revenue	$2,921	$3,409

Operating Expenses
Electric fuel and other energy-related purchases	634	953
Purchased electric capacity	68	94
Purchased gas	119	250
Other operations and maintenance	703	602
Depreciation, depletion and amortization	351	343
Other taxes	164	165

Total operating expenses	2,039	2,407

Income from operations	882	1,002

Other income	54	60
Interest and related charges	226	223

Income from operations including noncontrolling interests before income tax expense	710	839
Income tax expense	179	299

Net Income Including Noncontrolling Interests	531	540
Noncontrolling Interests	7	4

Net Income Attributable to Dominion	$524	$536

Earnings Per Common Share - Basic and Diluted
Net income attributable to Dominion	$0.88	$0.91
Dividends Declared Per Common Share	$0.7000	$0.6475

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
(millions)
Net income including noncontrolling interests	$531	$540
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	53	(58)
Changes in unrealized net gains (losses) on investment securities(2)	15	15
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	(63)	59
Net realized gains on investment securities(4)	(2)	(21)
Net pension and other postretirement benefit costs(5)	8	13
Changes in other comprehensive income (loss) from equity method investees	—	(1)

Total other comprehensive income	11	7

Comprehensive income including noncontrolling interests	542	547
Comprehensive income attributable to noncontrolling interests	7	4

Comprehensive income attributable to Dominion	$535	$543

(1)	Net of $(33) million and $41 million tax for the three months ended March 31, 2016 and 2015, respectively.
(2)	Net of $(10) million and $(11) million tax for the three months ended March 31, 2016 and 2015, respectively.
(3)	Net of $39 million and $(39) million tax for the three months ended March 31, 2016 and 2015, respectively.
(4)	Net of $1 million and $12 million tax for the three months ended March 31, 2016 and 2015, respectively.
(5)	Net of $(6) million and $(9) million tax for the three months ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$218	$607
Customer receivables (less allowance for doubtful accounts of $23 and $32)	1,175	1,200
Other receivables (less allowance for doubtful accounts of $2 at both dates)	153	169
Inventories	1,304	1,348
Prepayments	157	198
Other	704	667

Total current assets	3,711	4,189

Investments
Nuclear decommissioning trust funds	4,239	4,183
Investment in equity method affiliates	1,346	1,320
Other	268	271

Total investments	5,853	5,774

Property, Plant and Equipment
Property, plant and equipment	59,154	57,776
Accumulated depreciation, depletion and amortization	(16,531)	(16,222)

Total property, plant and equipment, net	42,623	41,554

Deferred Charges and Other Assets
Goodwill	3,294	3,294
Pension and other postretirement benefit assets	978	943
Regulatory assets	1,977	1,865
Other	1,069	1,029

Total deferred charges and other assets	7,318	7,131

Total assets	$59,505	$58,648

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2016	December 31, 2015(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,774	$1,825
Short-term debt	3,028	3,509
Accounts payable	670	726
Accrued interest, payroll and taxes	583	515
Other(2)	1,463	1,544

Total current liabilities	7,518	8,119

Long-Term Debt
Long-term debt	20,807	20,048
Junior subordinated notes	1,849	1,340
Remarketable subordinated notes	1,530	2,080

Total long-term debt	24,186	23,468

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,536	7,414
Asset retirement obligations	1,916	1,887
Regulatory liabilities	2,354	2,285
Other	1,980	1,873

Total deferred credits and other liabilities	13,786	13,459

Total liabilities	45,490	45,046

Commitments and Contingencies (see Note 15)
Equity
Common stock – no par(3)	6,778	6,680
Retained earnings	6,565	6,458
Accumulated other comprehensive loss	(463)	(474)

Total common shareholders’ equity	12,880	12,664

Noncontrolling interests	1,135	938

Total equity	14,015	13,602

Total liabilities and equity	$59,505	$58,648

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 3 for amounts attributable to related parties.
(3)	1 billion shares authorized; 597 million shares and 596 million shares outstanding at March 31, 2016 and December 31, 2015, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Dominion Shareholders
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions)
December 31, 2015	596	$6,680	$6,458	$(474)	$12,664	$938	$13,602

Net income including noncontrolling interests			524		524	7	531
Contributions from SunEdison to Four Brothers and Three Cedars					—	94	94
Sale of interest in merchant solar projects		22			22	117	139
Purchase of Dominion Midstream common units		(2)			(2)	(8)	(10)
Issuance of common stock	1	75			75		75
Dividends and distributions			(417)		(417)	(10)	(427)
Other comprehensive income, net of tax				11	11		11
Other		3			3	(3)	—

March 31, 2016	597	$6,778	$6,565	$(463)	$12,880	$1,135	$14,015

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31	2016	2015
(millions)
Operating Activities
Net income including noncontrolling interests	$531	$540
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	424	414
Deferred income taxes and investment tax credits	131	277
Gains on the sale of assets and businesses	(5)	(70)
Other adjustments	(21)	(40)
Changes in:
Accounts receivable	40	(65)
Inventories	44	148
Deferred fuel and purchased gas costs, net	35	(33)
Accounts payable	(37)	(85)
Accrued interest, payroll and taxes	68	(15)
Margin deposit assets and liabilities	(21)	111
Other operating assets and liabilities	3	(51)

Net cash provided by operating activities	1,192	1,131

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,497)	(1,014)
Acquisition of DCG	—	(495)
Proceeds from sales of securities	368	337
Purchases of securities	(393)	(304)
Other	(3)	(23)

Net cash used in investing activities	(1,525)	(1,499)

Financing Activities
Issuance (repayment) of short-term debt, net	(481)	425
Repurchase of short-term notes	(100)	—
Issuance of long-term debt	1,250	—
Repayment and repurchase of long-term debt	(496)	(3)
Proceeds from sale of interest in merchant solar projects	117	—
Contributions from SunEdison to Four Brothers and Three Cedars	94	—
Issuance of common stock	75	295
Common dividend payments	(417)	(381)
Other	(98)	(11)

Net cash provided by (used in) financing activities	(56)	325

Decrease in cash and cash equivalents	(389)	(43)
Cash and cash equivalents at beginning of period	607	318

Cash and cash equivalents at end of period	$218	$275

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$472	$353

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
(millions)
Operating Revenue(1)	$1,890	$2,137

Operating Expenses
Electric fuel and other energy-related purchases(1)	536	810
Purchased electric capacity	68	94
Other operations and maintenance:
Affiliated suppliers	101	75
Other	349	321
Depreciation and amortization	248	238
Other taxes	74	74

Total operating expenses	1,376	1,612

Income from operations	514	525

Other income	16	15
Interest and related charges	114	108

Income before income tax expense	416	432
Income tax expense	153	163

Net Income	$263	$269

(1)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
(millions)
Net income	$263	$269
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(9)	(4)
Changes in unrealized net gains on nuclear decommissioning trust funds(2)	3	1
Amounts reclassified to net income:
Net derivative losses-hedging activities(3)	—	1
Net realized gains on nuclear decommissioning trust funds(4)	—	(1)

Total other comprehensive loss	(6)	(3)

Comprehensive income	$257	$266

(1)	Net of $5 million and $2 million million tax for the three months ended March 31, 2016 and 2015, respectively.
(2)	Net of $(1) million tax for both the three months ended March 31, 2016 and 2015.
(3)	Net of $— million tax for both the three months ended March 31, 2016 and 2015.
(4)	Net of $— million tax for both the three months ended March 31, 2016 and 2015.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$78	$18
Customer receivables (less allowance for doubtful accounts of $18 and $27)	798	822
Other receivables (less allowance for doubtful accounts of $1 at both dates)	95	109
Affiliated receivables	3	296
Inventories (average cost method)	833	873
Regulatory assets	343	326
Other(2)	57	60

Total current assets	2,207	2,504

Investments
Nuclear decommissioning trust funds	1,980	1,945
Other	3	3

Total investments	1,983	1,948

Property, Plant and Equipment
Property, plant and equipment	38,177	37,639
Accumulated depreciation and amortization	(11,903)	(11,708)

Total property, plant and equipment, net	26,274	25,931

Deferred Charges and Other Assets
Regulatory assets	775	667
Other(2)	543	515

Total deferred charges and other assets	1,318	1,182

Total assets	$31,782	$31,565

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2016	December 31, 2015(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$25	$476
Short-term debt	1,276	1,656
Accounts payable	338	366
Payables to affiliates	102	73
Affiliated current borrowings	—	376
Accrued interest, payroll and taxes	277	190
Other(2)	592	593

Total current liabilities	2,610	3,730

Long-Term Debt	9,638	8,892

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,755	4,654
Asset retirement obligations	1,134	1,104
Regulatory liabilities	1,996	1,929
Other(2)	751	615

Total deferred credits and other liabilities	8,636	8,302

Total liabilities	20,884	20,924

Commitments and Contingencies (see Note 15)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	4,013	3,750
Accumulated other comprehensive income	34	40

Total common shareholder’s equity	10,898	10,641

Total liabilities and shareholder’s equity	$31,782	$31,565

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2016 and December 31, 2015.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2016	2015
(millions)
Operating Activities
Net income	$263	$269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	294	281
Deferred income taxes and investment tax credits	99	67
Other adjustments	(8)	(7)
Changes in:
Accounts receivable	38	(20)
Affiliated receivables and payables	322	(20)
Inventories	40	85
Prepayments	8	214
Deferred fuel expenses, net	27	(54)
Accounts payable	(3)	3
Accrued interest, payroll and taxes	87	116
Other operating assets and liabilities	4	27

Net cash provided by operating activities	1,171	961

Investing Activities
Plant construction and other property additions	(604)	(583)
Purchases of nuclear fuel	(22)	(23)
Proceeds from sales of securities	193	133
Purchases of securities	(201)	(138)
Other	(13)	(11)

Net cash used in investing activities	(647)	(622)

Financing Activities
Issuance (repayment) of short-term debt, net	(380)	227
Repayment of affiliated current borrowings, net	(376)	(417)
Issuance of long-term debt	750	—
Repayment of long-term debt	(452)	—
Common dividend payments to parent	—	(149)
Other	(6)	1

Net cash used in financing activities	(464)	(338)

Increase in cash and cash equivalents	60	1
Cash and cash equivalents at beginning of period	18	15

Cash and cash equivalents at end of period	$78	$16

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$164	$139

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
(millions)
Operating Revenue(1)	$431	$531

Operating Expenses
Purchased gas(1)	34	74
Other energy-related purchases	3	6
Other operations and maintenance:
Affiliated suppliers	27	21
Other	97	53
Depreciation and amortization	43	51
Other taxes	52	55

Total operating expenses	256	260

Income from operations	175	271

Other income	6	9
Interest and related charges	22	17

Income from operations before income taxes	159	263
Income tax expense	61	102

Net Income	$98	$161

(1)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
(millions)
Net income	$98	$161
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(6)	(4)
Amounts reclassified to net income:
Net derivative gains-hedging activities(2)	(2)	—
Net pension and other postretirement benefit costs(3)	—	1

Total other comprehensive loss	(8)	(3)

Comprehensive income	$90	$158

(1)	Net of $4 million and $2 million tax for the three months ended March 31, 2016 and 2015, respectively.
(2)	Net of $2 million and $— million tax for the three months ended March 31, 2016 and 2015, respectively.
(3)	Net of $(1) million tax for both the three months ended March 31, 2016 and 2015.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$44	$13
Customer receivables (less allowance for doubtful accounts of $1 at both dates)(2)	227	219
Other receivables (less allowance for doubtful accounts of $2 at both dates)(2)	17	7
Affiliated receivables	9	98
Inventories	91	78
Prepayments	72	88
Other(2)	46	63

Total current assets	506	566

Investments	104	104

Property, Plant and Equipment
Property, plant and equipment	9,809	9,693
Accumulated depreciation and amortization	(2,726)	(2,690)

Total property, plant and equipment, net	7,083	7,003

Deferred Charges and Other Assets
Goodwill	542	542
Pension and other postretirement benefit assets(2)	1,544	1,510
Other(2)	611	583

Total deferred charges and other assets	2,697	2,635

Total assets	$10,390	$10,308

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2016	December 31, 2015(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$400	$400
Short-term debt	403	391
Accounts payable	167	201
Payables to affiliates	32	22
Affiliated current borrowings	40	95
Accrued interest, payroll and taxes	184	183
Other(2)	182	183

Total current liabilities	1,408	1,475

Long-Term Debt	2,871	2,869

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,267	2,214
Other(2)	436	432

Total deferred credits and other liabilities	2,703	2,646

Total liabilities	6,982	6,990

Commitments and Contingencies (see Note 15)
Equity
Membership interests	3,515	3,417
Accumulated other comprehensive loss(2)	(107)	(99)

Total equity	3,408	3,318

Total liabilities and equity	$10,390	$10,308

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2016	2015
(millions)
Operating Activities
Net income	$98	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(5)	(70)
Depreciation and amortization	43	51
Deferred income taxes and investment tax credits	58	36
Other adjustments	—	3
Changes in:
Accounts receivable	(18)	(24)
Affiliated receivables and payables	99	6
Deferred purchased gas costs, net	11	16
Prepayments	16	102
Accounts payable	(25)	(33)
Accrued interest, payroll and taxes	1	49
Other operating assets and liabilities	(45)	(24)

Net cash provided by operating activities	233	273

Investing Activities
Plant construction and other property additions	(161)	(128)
Proceeds from assignments of shale development rights	5	27
Other	(2)	(1)

Net cash used in investing activities	(158)	(102)

Financing Activities
Issuance of short-term debt, net	12	280
Repayment of affiliated current borrowings, net	(55)	(345)
Distribution payments to parent	—	(95)
Other	(1)	(1)

Net cash used in financing activities	(44)	(161)

Increase in cash and cash equivalents	31	10
Cash and cash equivalents at beginning of period	13	9

Cash and cash equivalents at end of period	$44	$19

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$36	$22

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of March 31, 2016, their results of operations and cash flows for the three months ended March 31, 2016 and 2015 and Dominion’s statement of equity for the three months ended March 31, 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. As of March 31, 2016, Dominion owns the general partner and 64.6% of the limited partner interests in Dominion Midstream. The public’s ownership interest in Dominion Midstream is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. Also, as of March 31, 2016, Dominion owns 50% of the units in and consolidates Four Brothers and Three Cedars. SunEdison’s ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners’ 33% interest in certain of Dominion’s merchant solar projects, is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. See Note 3 for further information on transactions with SunEdison.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies’ 2015 Consolidated Financial Statements and Notes have been reclassified to conform to the 2016 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows, except for the reclassification of debt issuance costs as discussed in Note 2 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Amounts disclosed for Dominion are inclusive of Virginia Power and/or Dominion Gas, where applicable.

Note 3. Acquisitions and Dispositions

Dominion

Proposed Acquisition of Questar

Pursuant to the terms of the Questar Combination announced in February 2016, upon closing, each share of Questar common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $25 in cash per share, or approximately $4.4 billion in total. In addition, Questar’s debt, which currently totals approximately $1.5 billion is expected to remain outstanding. Dominion entered into agreements with several of its lending banks pursuant to which they have unfunded financing commitments to provide a $3.9 billion acquisition facility. In connection with receipt of proceeds from Dominion’s issuance of common stock, the acquisition facility was reduced from $3.9 billion to $3.14 billion in

April 2016. See Note 14 for more information. Dominion intends to permanently finance the transaction in a manner that supports its existing credit ratings targets by issuing a combination of common stock, mandatory convertibles and debt at Dominion, and indirectly through the issuance of securities at Dominion Midstream, the proceeds of which will be applied to pay Dominion for certain assets of Questar, which are, subject to relevant approvals, expected to be contributed to Dominion Midstream.

The transaction requires approval of Questar’s shareholders and clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act. In February 2016, the Federal Trade Commission granted antitrust approval of the Questar Combination under the Hart-Scott-Rodino Act. In March 2016, Questar and Dominion filed for review and approval, as required, from the Utah Public Service Commission and the Wyoming Public Service Commission, and provided information regarding the transaction to the Idaho Public Utilities Commission. The Questar Combination contains certain termination rights for both Dominion and Questar, and provides that, upon termination of the Questar Combination under specified circumstances, Dominion would be required to pay a termination fee of $154 million to Questar and Questar would be required to pay Dominion a termination fee of $99 million. Subject to receipt of Questar shareholder and any required regulatory approvals and meeting closing conditions, Dominion targets closing by the end of 2016.

Sale of Interest in Merchant Solar Projects

In September 2015, Dominion signed an agreement to sell a noncontrolling interest (consisting of 33% of the equity interests) in all of its then currently wholly-owned merchant solar projects, 24 solar projects totaling approximately 425 MW, to SunEdison. In December 2015, the sale of interest in 15 of the solar projects closed for $184 million with the sale of interest in the remaining projects completed in January 2016 for $117 million. Upon closing, SunEdison sold its interest in these projects to Terra Nova Renewable Partners. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred as of March 31, 2016 nor are expected to occur in the remainder of 2016.

Non-Wholly-Owned Merchant Solar Projects

Acquisitions of Four Brothers and Three Cedars

In June 2015, Dominion acquired 50% of the units in Four Brothers from SunEdison for $64 million of consideration, consisting of $2 million in cash and a $62 million payable. As of March 31, 2016, a $20 million payable is included in other current liabilities in Dominion’s Consolidated Balance Sheets. Four Brothers’ purpose is to develop and operate four solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $730 million to construct, including the initial acquisition cost. Dominion is obligated to contribute $445 million of capital to fund the construction of the projects and has contributed $301 million through March 31, 2016. The facilities are expected to begin commercial operations by the end of the third quarter of 2016, with generating capacity of approximately 320 MW.

In September 2015, Dominion acquired 50% of the units in Three Cedars from SunEdison for $43 million of consideration, consisting of $6 million in cash and a $37 million payable. As of March 31, 2016, an $18 million payable is included in other current liabilities in Dominion’s Consolidated Balance Sheets. Three Cedars’ purpose is to develop and operate three solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $425 million to construct. Dominion is obligated to contribute $276 million of capital to fund the construction of the projects and has contributed $144 million through March 31, 2016. The facilities are expected to begin commercial operations by the end of the third quarter of 2016, with generating capacity of approximately 210 MW.

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

Four Brothers and Three Cedars entered into agreements with SunEdison to provide administrative and support services in connection with the construction of the projects, operation and maintenance of the facilities, and administrative and technical management services of the solar facilities. Dominion has assumed certain of these agreements from SunEdison and will provide a majority of the administrative and support services as early as May 2016. In addition, Dominion has entered into contracts with SunEdison to provide services related to construction project management and oversight. Costs related to services to be provided under these agreements were immaterial for the three months ended March 31, 2016. Subsequent to Dominion’s acquisition of Four Brothers and Three Cedars through March 31, 2016, SunEdison made contributions to Four Brothers and Three Cedars of $197 million in aggregate, which are reflected as noncontrolling interests in Dominion’s Consolidated Balance Sheets.

In April 2016, SunEdison filed for Chapter 11 bankruptcy; however, this is not expected to have a material adverse effect on Dominion, Four Brothers or Three Cedars.

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

Dominion Gas

Assignments of Shale Development Rights

In December 2013, Dominion Gas closed an agreement with a natural gas producer to convey over time approximately 79,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for payments to Dominion Gas, subject to customary adjustments, of up to approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In March 2015, Dominion Gas and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of approximately 9,000 acres of Marcellus Shale development rights and a two year extension of the term of the original agreement. The conveyance of development rights resulted in the recognition of $43 million ($27 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. At March 31, 2016, deferred revenue totaled $36 million. In April 2016, Dominion Gas and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of a 32% partial interest in the remaining approximately 70,000 acres. This conveyance will result in the recognition of the remaining $36 million ($22 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

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

In November 2014, Dominion Gas closed on an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. In connection with that agreement, in January 2016, Dominion Gas conveyed approximately 2,000 acres of Marcellus Shale development rights and received proceeds of $5 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax) gain, included in other operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2016	2015
(millions)
Dominion
Electric sales:
Regulated	$1,842	$2,112
Nonregulated	389	406
Gas sales:
Regulated	65	116
Nonregulated	118	208
Gas transportation and storage	415	471
Other	92	96

Total operating revenue	$2,921	$3,409

Virginia Power
Regulated electric sales	$1,842	$2,112
Other	48	25

Total operating revenue	$1,890	$2,137

Dominion Gas
Gas sales:
Regulated	$29	$57
Nonregulated	1	3
Gas transportation and storage	351	412
NGL revenue	17	29
Other	33	30

Total operating revenue	$431	$531

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion		Virginia Power		Dominion Gas
Three Months Ended March 31,	2016	2015	2016	2015	2016	2015
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.3	2.9	4.2	3.8	3.9	4.0
Investment tax credits	(10.9)	(0.8)	(1.3)	—	—	—
Production tax credits	(0.8)	(0.8)	(0.6)	(0.4)	—	—
Other, net	(2.4)	(0.6)	(0.6)	(0.7)	(0.1)	(0.1)

Effective tax rate	25.2%	35.7%	36.7%	37.7%	38.8%	38.9%

As of March 31, 2016, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended March 31,
	2016	2015
(millions, except EPS)
Net income attributable to Dominion	$524	$536

Average shares of common stock outstanding – Basic	596.6	587.9
Net effect of dilutive securities(1)	1.6	2.0

Average shares of common stock outstanding – Diluted	598.2	589.9

Earnings Per Common Share – Basic and Diluted	$0.88	$0.91

(1)	Dilutive securities consist primarily of the 2013 Equity Units. See Note 14 in this report and Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015 for more information.

The 2014 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three months ended March 31, 2016 and 2015, as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income

Dominion

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives- Hedging Activities	Unrealized Gains and Losses on Investment Securities	Unrecognized Pension and Other Postretirement Benefit Costs	Other Comprehensive Income (Loss) From Equity Method Investee	Total
(millions)
Three Months Ended March 31, 2016
Beginning balance	$(176)	$504	$(797)	$(5)	$(474)
Other comprehensive income before reclassifications: gains (losses)	53	15	—	—	68
Amounts reclassified from AOCI(1): (gains) losses	(63)	(2)	8	—	(57)

Net current-period other comprehensive income (loss)	(10)	13	8	—	11

Ending balance	$(186)	$517	$(789)	$(5)	$(463)

Three Months Ended March 31, 2015
Beginning balance	$(178)	$548	$(782)	$(4)	$(416)
Other comprehensive income before reclassifications: gains (losses)	(58)	15	—	(1)	(44)
Amounts reclassified from AOCI(1): (gains) losses	59	(21)	13	—	51

Net current-period other comprehensive income (loss)	1	(6)	13	(1)	7

Ending balance	$(177)	$542	$(769)	$(5)	$(409)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(114)	Operating revenue
	6	Purchased gas
	3	Electric fuel and other energy-related purchases
Interest rate contracts	3	Interest and related charges

	(102)
Tax	39	Income tax expense

	$(63)

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(10)	Other income
Impairment	7	Other income

	(3)
Tax	1	Income tax expense
	$(2)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	17	Other operations and maintenance

	14
Tax	(6)	Income tax expense

	$8

Three Months Ended March 31, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$92	Operating revenue
	5	Purchased gas
	(1)	Electric fuel and other energy-related purchases
Interest rate contracts	2	Interest and related charges

	98
Tax	(39)	Income tax expense

	$59

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(39)	Other income
Impairment	6	Other income

	(33)
Tax	12	Income tax expense

	$(21)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	25	Other operations and maintenance

	22
Tax	(9)	Income tax expense

	$13

Dominion Gas

The following table presents Dominion Gas’ changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives- Hedging Activities	Unrecognized Pension and Other Postretirement Benefit Costs	Total
(millions)
Three Months Ended March 31, 2016
Beginning balance	$(17)	$(82)	$(99)
Other comprehensive income before reclassifications: gains (losses)	(6)	—	(6)
Amounts reclassified from AOCI(1): (gains) losses	(2)	—	(2)

Net current-period other comprehensive loss	(8)	—	(8)

Ending balance	$(25)	$(82)	$(107)

Three Months Ended March 31, 2015
Beginning balance	$(20)	$(66)	$(86)
Other comprehensive income before reclassifications: gains (losses)	(4)	—	(4)
Amounts reclassified from AOCI(1): (gains) losses	—	1	1

Net current-period other comprehensive income (loss)	(4)	1	(3)

Ending balance	$(24)	$(65)	$(89)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Gas’ reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(4)	Operating revenue

	(4)
Tax	2	Income tax expense

	$(2)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$1	Other operations and maintenance

	1
Tax	(1)	Income tax expense

	$—

Three Months Ended March 31, 2015
Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. See Note 9 in this report for further information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents Dominion’s quantitative information about Level 3 fair value measurements at March 31, 2016. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads and price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$115	Discounted cash flow	Market price (per Dth) (3)	(2) - 6	—
			Credit spread (4)	1% - 7%	3%
FTRs	4	Discounted cash flow	Market price (per MWh) (3)	(5) - 7	1
Physical and financial options:
Natural gas	5	Option model	Market price (per Dth) (3)	1 - 6	3
			Price volatility (5)	18% - 59%	22%

Total assets	$124

Liabilities
Physical and financial forwards and futures:
Natural gas(2)	$7	Discounted cash flow	Market price (per Dth) (3)	(1) - 3	2
FTRs	6	Discounted cash flow	Market price (per MWh) (3)	(3) - 5	1
Physical and financial options:
Natural gas	2	Option model	Market price (per Dth) (3)	1 - 4	2
			Price volatility (5)	26% - 59%	38%

Total liabilities	$15

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.
(5)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2016
Assets
Derivatives:
Commodity	$1	$245	$124	$370
Interest rate	—	31	—	31
Investments(1):
Equity securities:
U.S.:
Large cap	2,571	—	—	2,571
Other	5	—	—	5
REIT	67	—	—	67
Non-U.S.:
Large cap	9	—	—	9
Fixed income:
Corporate debt instruments	—	464	—	464
U.S. Treasury securities and agency debentures	451	219	—	670
State and municipal	—	372	—	372
Other	—	99	—	99
Cash equivalents and other	6	1	—	7

Total assets	$3,110	$1,431	$124	$4,665

Liabilities
Derivatives:
Commodity	$—	$124	$15	$139
Interest rate	—	291	—	291

Total liabilities	$—	$415	$15	$430

At December 31, 2015
Assets
Derivatives:
Commodity	$1	$249	$114	$364
Interest rate	—	24	—	24

	Level 1	Level 2	Level 3	Total
Investments(1):
Equity securities:
U.S.:
Large cap	2,547	—	—	2,547
Other	5	—	—	5
REIT	63	—	—	63
Non-U.S.:
Large cap	10	—	—	10
Fixed income:
Corporate debt instruments	—	437	—	437
U.S. Treasury securities and agency debentures	458	201	—	659
State and municipal	—	376	—	376
Other	—	100	—	100
Cash equivalents and other	2	2	—	4

Total assets	$3,086	$1,389	$114	$4,589

Liabilities
Derivatives:
Commodity	$—	$141	$19	$160
Interest rate	—	183	—	183

Total liabilities	$—	$324	$19	$343

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2016	2015
(millions)
Beginning balance	$95	$107
Total realized and unrealized gains (losses):
Included in earnings	(7)	15
Included in other comprehensive income (loss)	3	(11)
Included in regulatory assets/liabilities	17	(24)
Settlements	8	(14)
Transfers out of Level 3	(7)	3

Ending balance	$109	$76

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2016 and 2015.

	Operating Revenue	Electric Fuel and Other Energy- Related Purchases	Total
(millions)
Three Months Ended March 31, 2016
Total gains (losses) included in earnings	$—	$(7)	$(7)
Three Months Ended March 31, 2015
Total gains (losses) included in earnings	2	13	15

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at March 31, 2016. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads and price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
FTRs	$4	Discounted cash flow	Market price (per MWh) (3)	(5) - 7	1
Natural gas(2)	111	Discounted cash flow	Market price (per Dth) (3)	(2) - 6	—
			Credit spread (4)	1% - 7%	3%
Physical and financial options:
Natural gas	1	Option model	Market price (per Dth) (3)	2 - 6	3
			Price volatility (5)	18% - 29%	21%

Total assets	$116

Liabilities
Physical and financial forwards and futures:
FTRs	$6	Discounted cash flow	Market price (per MWh) (3)	(3) - 5	1

Total liabilities	$6

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.
(5)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2016
Assets
Derivatives:
Commodity	$—	$14	$116	$130
Interest rate	—	8	—	8
Investments(1):
Equity securities:
U.S. large cap	1,113	—	—	1,113
REIT	67	—	—	67
Fixed income:
Corporate debt instruments	—	250	—	250
U.S. Treasury securities and agency debentures	164	99	—	263
State and municipal	—	173	—	173
Other	—	46	—	46

Total assets	$1,344	$590	$116	$2,050

Liabilities
Derivatives:
Commodity	$—	$24	$6	$30
Interest rate	—	144	—	144

Total liabilities	$—	$168	$6	$174

At December 31, 2015
Assets
Derivatives:
Commodity	$—	$13	$101	$114
Interest rate	—	13	—	13
Investments(1):
Equity securities:
U.S. large cap	1,100	—	—	1,100
REIT	63	—	—	63
Fixed income:
Corporate debt instruments	—	238	—	238
U.S. Treasury securities and agency debentures	180	79	—	259
State and municipal	—	175	—	175
Other	—	34	—	34

Total assets	$1,343	$552	$101	$1,996

Liabilities
Derivatives:
Commodity	$—	$19	$8	$27
Interest rate	—	59	—	59

Total liabilities	$—	$78	$8	$86

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2016	2015
(millions)
Beginning balance	$93	$102
Total realized and unrealized gains (losses):
Included in earnings	(8)	14
Included in regulatory assets/liabilities	17	(24)
Settlements	8	(14)

Ending balance	$110	$78

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three months ended March 31, 2016 and 2015. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2016 and 2015.

Dominion Gas

The following table presents Dominion Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2016
Assets
Commodity	$—	$6	$—	$6

Total Assets	$—	$6	$—	$6
Liabilities
Interest rate	$—	$23	$—	$23

Total liabilities	$—	$23	$—	$23

At December 31, 2015
Assets
Commodity	$—	$5	$6	$11

Total Assets	$—	$5	$6	$11
Liabilities
Interest rate	$—	$14	$—	$14

Total liabilities	$—	$14	$—	$14

The following table presents the net change in Dominion Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2016	2015
(millions)
Beginning balance	$6	$2
Total realized and unrealized gains (losses):
Included in earnings	—	1
Included in other comprehensive income (loss)	2	(11)
Settlements	—	(1)
Transfers out of Level 3	(8)	9

Ending balance	$—	$—

The gains and losses included in earnings in the Level 3 fair value category were classified in operating revenue in Dominion Gas’ Consolidated Statements of Income for the three months ended March 31, 2016 and 2015. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2016 and 2015.

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$22,581	$24,443	$21,873	$23,210
Junior subordinated notes(3)	1,849	1,696	1,340	1,192
Remarketable subordinated notes(3)	1,530	1,647	2,080	2,129

Virginia Power
Long-term debt, including securities due within one year(3)	$9,663	$11,020	$9,368	$10,400

Dominion Gas
Long-term debt, including securities due within one year(3)	$3,271	$3,375	$3,269	$3,299

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount and/or premium. At March 31, 2016 and December 31, 2015, includes the valuation of certain fair value hedges associated with fixed rate debt of $19 million and $7 million, respectively.
(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount and/or premium.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies and objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

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

Dominion

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	March 31, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$31	$—	$31	$24	$—	$24
Commodity contracts:
Over-the-counter	244	—	244	217	—	217
Exchange	119	—	119	138	—	138

Total derivatives, subject to a master netting or similar arrangement	394	—	394	379	—	379
Total derivatives, not subject to a master netting or similar arrangement	7	—	7	9	—	9

Total	$401	$—	$401	$388	$—	$388

		March 31, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$31	$19	$—	$12	$24	$22	$—	$2
Commodity contracts:
Over-the-counter	244	20	—	224	217	37	—	180
Exchange	119	84	—	35	138	82	—	56

Total	$394	$123	$—	$271	$379	$141	$—	$238

	March 31, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$291	$—	$291	$183	$—	$183
Commodity contracts:
Over-the-counter	48	—	48	70	—	70
Exchange	84	—	84	82	—	82

Total derivatives, subject to a master netting or similar arrangement	423	—	423	335	—	335
Total derivatives, not subject to a master netting or similar arrangement	7	—	7	8	—	8

Total	$430	$—	$430	$343	$—	$343

		March 31, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$291	$19	$—	$272	$183	$22	$—	$161
Commodity contracts:
Over-the-counter	48	20	—	28	70	37	—	33
Exchange	84	84	—	—	82	82	—	—

Total	$423	$123	$—	$300	$335	$141	$—	$194

Volumes

The following table presents the volume of Dominion’s derivative activity at March 31, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	99	29
Basis	229	591
Electricity (MWh):
Fixed price	13,212,481	1,940,000
FTRs	14,308,210	—
Capacity (MW)	3,050	—
Liquids (Gal)(2)	76,692,000	—
Interest rate	$2,200,000,000	$3,100,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

Ineffectiveness and AOCI

For the three months ended March 31, 2016 and 2015, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at March 31, 2016:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(7)	$(7)	24 months
Electricity	120	119	21 months
Other	4	4	12 months
Interest rate	(303)	(15)	384 months

Total	$(186)	$101

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
(millions)
At March 31, 2016
ASSETS
Current Assets
Commodity	$96	$148	$244
Interest rate	16	—	16

Total current derivative assets(1)	112	148	260

Noncurrent Assets
Commodity	3	123	126
Interest rate	15	—	15

Total noncurrent derivative assets(2)	18	123	141

Total derivative assets	$130	$271	$401

LIABILITIES
Current Liabilities
Commodity	$26	$96	$122
Interest rate	148	—	148

Total current derivative liabilities(3)	174	96	270

Noncurrent Liabilities
Commodity	1	16	17
Interest Rate	143	—	143

Total noncurrent derivative liabilities(4)	144	16	160

Total derivative liabilities	$318	$112	$430

At December 31, 2015
ASSETS
Current Assets
Commodity	$101	$151	$252
Interest rate	3	—	3

Total current derivative assets(1)	104	151	255

Noncurrent Assets
Commodity	3	109	112
Interest rate	21	—	21

Total noncurrent derivative assets(2)	24	109	133

Total derivative assets	$128	$260	$388

LIABILITIES
Current Liabilities
Commodity	$32	$116	$148
Interest rate	164	—	164

Total current derivative liabilities(3)	196	116	312

Noncurrent Liabilities
Commodity	—	12	12
Interest rate	19	—	19

Total noncurrent derivative liabilities(4)	19	12	31

Total derivative liabilities	$215	$128	$343

(1)	Current derivative assets are presented in other current assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion) (1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$114
Purchased gas		(6)
Electric fuel and other energy-related purchases		(3)

Total commodity	$173	$105	$—

Interest rate(3)	(87)	(3)	(133)

Total	$86	$102	$(133)

Three Months Ended March 31, 2015
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(92)
Purchased gas		(5)
Electric fuel and other energy-related purchases		1

Total commodity	$(41)	$(96)	$3

Interest rate(3)	(58)	(2)	(49)

Total	$(99)	$(98)	$(46)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2016	2015
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$2	$3
Purchased gas	—	(2)
Electric fuel and other energy-related purchases	(23)	6

Total	$(21)	$7

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	March 31, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$8	$—	$8	$13	$—	$13
Commodity contracts:
Over-the-counter	115	—	115	101	—	101

Total derivatives, subject to a master netting or similar arrangement	123	—	123	114	—	114
Total derivatives, not subject to a master netting or similar arrangement	15	—	15	13	—	13

Total	$138	$—	$138	$127	$—	$127

		March 31, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$8	$3	$—	$5	$13	$10	$—	$3
Commodity contracts:
Over-the-counter	115	4	—	111	101	3	—	98

Total	$123	$7	$—	$116	$114	$13	$—	$101

	March 31, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$144	$—	$144	$59	$—	$59
Commodity contracts:
Over-the-counter	15	—	15	5	—	5

Total derivatives, subject to a master netting or similar arrangement	159	—	159	64	—	64
Total derivatives, not subject to a master netting or similar arrangement	15	—	15	22	—	22

Total	$174	$—	$174	$86	$—	$86

		March 31, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$144	$3	$—	$141	$59	$10	$—	$49
Commodity contracts:
Over-the-counter	15	4	—	11	5	3	—	2

Total	$159	$7	$—	$152	$64	$13	$—	$51

Volumes

The following table presents the volume of Virginia Power’s derivative activity at March 31, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	36	17
Basis	106	545
Electricity (MWh):
FTRs	11,952,866	—
Capacity (MW)	3,050	—
Interest rate	$700,000,000	$1,100,000,000

(1)	Includes options.

Ineffectiveness and AOCI

For the three months ended March 31, 2016 and 2015, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at March 31, 2016:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(15)	(1)	384 months

Total	$(15)	$(1)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2016
ASSETS
Current Assets
Commodity	$—	$17	$17
Interest rate	8	—	8

Total current derivative assets(1)	8	17	25

Noncurrent Assets
Commodity	—	113	113

Total noncurrent derivative assets(2)	—	113	113

Total derivative assets	$8	$130	$138

LIABILITIES
Current Liabilities
Commodity	$—	$20	$20
Interest rate	40	—	40

Total current derivative liabilities(3)	40	20	60

Noncurrent Liabilities
Commodity	—	10	10
Interest rate	104	—	104

Total noncurrent derivatives liabilities (4)	104	10	114

Total derivative liabilities	$144	$30	$174

At December 31, 2015
ASSETS
Current Assets
Commodity	$—	$18	$18

Total current derivative assets(1)	—	18	18

Noncurrent Assets
Commodity	—	96	96
Interest rate	13	—	13

Total noncurrent derivative assets(2)	13	96	109

Total derivative assets	$13	$114	$127

LIABILITIES
Current Liabilities
Commodity	$—	$23	$23
Interest rate	57	—	57

Total current derivative liabilities(3)	57	23	80

Noncurrent Liabilities
Commodity	—	4	4
Interest rate	2	—	2

Total noncurrent derivative liabilities(4)	2	4	6

Total derivative liabilities	$59	$27	$86

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2016
Derivative type and location of gains (losses):
Interest rate(3)	$(14)	$—	$(133)

Total	$(14)	$—	$(133)

Three Months Ended March 31, 2015
Derivative type and location of gains (losses):
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$—	$(1)	$3

Interest rate(3)	(6)	—	(49)

Total	$(6)	$(1)	$(46)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2016	2015
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(20)	$7

Total	$(20)	$7

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Dominion Gas

Balance Sheet Presentation

The tables below present Dominion Gas’ derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting.

	March 31, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$6	$—	$6	$11	$—	$11

Total derivatives, subject to a master netting or similar arrangement	$6	$—	$6	$11	$—	$11

		March 31, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$6	$—	$—	$6	$11	$—	$—	$11

Total	$6	$—	$—	$6	$11	$—	$—	$11

	March 31, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$23	$—	$23	$14	$—	$14

Total derivatives, subject to a master netting or similar arrangement	$23	$—	$23	$14	$—	$14

		March 31, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$23	$—	$—	$23	$14	$—	$—	$14

Total	$23	$—	$—	$23	$14	$—	$—	$14

Volumes

The following table presents the volume of Dominion Gas’ derivative activity at March 31, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
NGLs (Gal)	67,704,000	—
Interest rate	$250,000,000	$—

Ineffectiveness and AOCI

For the three months ended March 31, 2016 and 2015, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Gas’ Consolidated Balance Sheet at March 31, 2016:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$4	$4	12 months
Interest rate	(29)	—	345 months

Total	$(25)	$4

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

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Gas’ commodity and interest rate derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value-Derivatives Under Hedge Accounting	Fair Value-Derivatives Not Under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2016
ASSETS
Current Assets
Commodity	$6	$—	$6

Total current derivative assets(1)	6	—	6

Total derivative assets	$6	$—	$6

LIABILITIES
Current Liabilities
Interest rate	$23	$—	$23

Total current derivative liabilities(3)	23	—	23

Total derivative liabilities	$23	$—	$23

At December 31, 2015
ASSETS
Current Assets
Commodity	$10	$—	$10

Total current derivative assets(1)	10	—	10

Noncurrent Assets
Commodity	1	—	1

Total noncurrent derivatives assets(2)	1	—	1

Total derivative assets	$11	$—	$11

LIABILITIES
Noncurrent Liabilities
Interest rate	$14	$—	$14

Total noncurrent derivative liabilities(4)	14	—	14

Total derivative liabilities	$14	$—	$14

(1)	Current derivative assets are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.

(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended March 31, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$4

Total commodity	$(1)	$4

Interest rate(2)	(9)	—

Total	$(10)	$4

Three Months Ended March 31, 2015
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$—

Total commodity	$(2)	$—

Interest rate(2)	(4)	—

Total	$(6)	$—

(1)	Amounts deferred into AOCI have no associated effect in Dominion Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in interest and related charges.

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $98 million and $100 million at March 31, 2016 and December 31, 2015, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At March 31, 2016
Marketable equity securities:
U.S. large cap	$1,317	$1,218	$—		$2,535
REIT	60	7	—		67
Marketable debt securities:
Corporate bonds	448	19	(3)		464
U.S. Treasury securities and agency debentures	650	20	—		670
State and municipal	308	25	—		333
Other	96	—	—		96
Cost method investments	70	—	—		70
Cash equivalents and other(2)	4	—	—		4

Total	$2,953	$1,289	$(3	) (3)	$4,239

At December 31, 2015
Marketable equity securities:
U.S. large cap	$1,295	$1,213	$—		$2,508
REIT	59	4	—		63
Marketable debt securities:
Corporate bonds	433	11	(7)		437
U.S. Treasury securities and agency debentures	654	8	(4)		658
State and municipal	312	22	—		334
Other	99	—	—		99
Cost method investments	70	—	—		70
Cash equivalents and other(2)	14	—	—		14

Total	$2,936	$1,258	$(11	) (3)	$4,183

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $2 million and $12 million at March 31, 2016 and December 31, 2015, respectively.
(3)	The fair value of securities in an unrealized loss position was $151 million and $592 million at March 31, 2016 and December 31, 2015, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at March 31, 2016 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$211
Due after one year through five years	423
Due after five years through ten years	380
Due after ten years	549

Total	$1,563

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2016	2015
(millions)
Proceeds from sales	$368	$337
Realized gains(1)	25	56
Realized losses(1)	19	17

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three months ended March 31, 2016 and 2015.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At March 31, 2016
Marketable equity securities:
U.S. large cap	$583	$529	$—		$1,112
REIT	60	7	—		67
Marketable debt securities:
Corporate bonds	242	9	(1)		250
U.S. Treasury securities and agency debentures	257	6	—		263
State and municipal	159	13	—		172
Other	46	—	—		46
Cost method investments	70	—	—		70

Total	$1,417	$564	$(1	) (3)	$1,980

At December 31, 2015
Marketable equity securities:
U.S. large cap	$574	$525	$—		$1,099
REIT	59	4	—		63
Marketable debt securities:
Corporate bonds	237	5	(4)		238
U.S. Treasury securities and agency debentures	260	1	(2)		259
State and municipal	162	13	(1)		174
Other	34	—	—		34
Cost method investments	70	—	—		70
Cash equivalents and other(2)	8	—	—		8

Total	$1,404	$548	$(7	) (3)	$1,945

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $8 million at December 31, 2015. There were no pending sales of securities at March 31, 2016.
(3)	The fair value of securities in an unrealized loss position was $91 million and $281 million at March 31, 2016 and December 31, 2015, respectively.

The fair value of Virginia Power’s marketable debt securities held in nuclear decommissioning trust funds at March 31, 2016 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$74
Due after one year through five years	191
Due after five years through ten years	196
Due after ten years	270

Total	$731

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2016	2015
(millions)
Proceeds from sales	$193	$133
Realized gains(1)	12	18
Realized losses(1)	10	11

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three months ended March 31, 2016 and 2015.

Equity Method Investments

Dominion Gas

Iroquois

Dominion Gas’ equity earnings totaled $6 million and $8 million for the three months ended March 31, 2016 and 2015, respectively. Dominion Gas received distributions from this investment of $6 million and $12 million for the three months ended March 31, 2016 and 2015, respectively. At both March 31, 2016 and December 31, 2015, the carrying amount of Dominion Gas’ investment of $102 million exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized. In May 2016, Dominion Gas sold 0.65% of the non-controlling partnership interest in Iroquois to TransCanada for approximately $7 million, which resulted in a $5 million ($3 million after-tax) gain.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2016	December 31, 2015
(millions)
Dominion
Regulatory assets:
Deferred rate adjustment clause costs(1)	$109	$90
Deferred cost of fuel used in electric generation(2)	103	111
Deferred nuclear refueling outage costs(3)	77	75
Other	62	75

Regulatory assets-current(4)	351	351

Unrecognized pension and other postretirement benefit costs(5)	1,004	1,015
Deferred rate adjustment clause costs(1)	255	295
Derivatives(6)	245	110
PJM transmission rates(7)	192	192
Income taxes recoverable through future rates(8)	132	126
Other	149	127

Regulatory assets-non-current	1,977	1,865

Total regulatory assets	$2,328	$2,216

	March 31, 2016	December 31, 2015
(millions)
Regulatory liabilities:
PIPP(9)	$30	$46
Other	45	54

Regulatory liabilities-current(10)	75	100

Provision for future cost of removal and AROs(11)	1,132	1,120
Nuclear decommissioning trust(12)	822	804
Deferred cost of fuel used in electric generation(2)	129	97
Derivatives(6)	94	79
Other	177	185

Regulatory liabilities-non-current	2,354	2,285

Total regulatory liabilities	$2,429	$2,385

Virginia Power
Regulatory assets:
Deferred rate adjustment clause costs(1)	$106	$80
Deferred cost of fuel used in electric generation(2)	103	111
Deferred nuclear refueling outage costs(3)	77	75
Other	57	60

Regulatory assets-current	343	326

Derivatives(6)	245	110
PJM transmission rates(7)	192	192
Deferred rate adjustment clause costs(1)	170	213
Income taxes recoverable through future rates(8)	102	97
Other	66	55

Regulatory assets-non-current	775	667

Total regulatory assets	$1,118	$993

Regulatory liabilities:
Other	$19	$35

Regulatory liabilities-current(10)	19	35

Provision for future cost of removal(11)	899	890
Nuclear decommissioning trust(12)	822	804
Deferred cost of fuel used in electric generation(2)	129	97
Derivatives(6)	94	79
Other	52	59

Regulatory liabilities-non-current	1,996	1,929

Total regulatory liabilities	$2,015	$1,964

Dominion Gas
Regulatory assets:
Deferred rate adjustment clause costs(1)	$3	$10
Other	2	13

Regulatory assets-current(4)	5	23

Unrecognized pension and other postretirement benefit costs(5)	280	282
Deferred rate adjustment clause costs(1)	85	82
Income taxes recoverable through future rates(8)	20	20
Other	75	65

Regulatory assets-non-current(13)	460	449

Total regulatory assets	$465	$472

	March 31, 2016	December 31, 2015
(millions)
Regulatory liabilities:
PIPP(9)	$30	$46
Other	19	9

Regulatory liabilities-current(10)	49	55

Provision for future cost of removal and AROs(11)	172	170
Other	35	31

Regulatory liabilities-non-current(14)	207	201

Total regulatory liabilities	$256	$256

(1)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Gas. See Note 12 for more information.
(2)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Dominion’s and Virginia Power’s generation operations. See Note 12 for more information.
(3)	Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
(4)	Current regulatory assets are presented in other current assets in Dominion’s and Dominion Gas’ Consolidated Balance Sheets.
(5)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s and Dominion Gas’ rate-regulated subsidiaries.
(6)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(7)	Reflects amounts related to PJM transmission cost allocation matter. See Note 12 for more information.
(8)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(9)	Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rate adjustment clause according to East Ohio tariff provisions.
(10)	Current regulatory liabilities are presented in other current liabilities in the Companies’ Consolidated Balance Sheets.
(11)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(12)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(13)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.
(14)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

At March 31, 2016, $289 million of Dominion’s, $269 million of Virginia Power’s and $18 million of Dominion Gas’ regulatory assets represented past expenditures on which they do not currently earn a return. These expenditures are expected to be recovered within the next two years.

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

FERC - Electric

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Dominion’s merchant generators sell electricity in the PJM, MISO, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Tennessee, Georgia, California and Utah under Dominion’s market-based sales tariffs authorized by FERC. Virginia Power purchases and, under its FERC market-based rate authority, sells electricity in the wholesale market. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

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

In March 2010, Old Dominion Electric Cooperative and North Carolina Electric Membership Corporation filed a complaint with FERC against Virginia Power claiming that $223 million in transmission costs related to specific projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula rate. In October 2010, FERC issued an order dismissing the complaint in part and established hearings and settlement procedures on the remaining part of the complaint. In February 2012, Virginia Power submitted to FERC a settlement agreement to resolve all issues set for hearing. The settlement was accepted by FERC in May 2012 and provides for payment by Virginia Power to the transmission customer parties collectively of $250,000 per year for ten years and resolves all matters other than allocation of the incremental cost of certain underground transmission facilities.

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

Virginia Power expects that a settlement agreement will be executed regarding this matter. Under the terms of the settlement, Virginia Power would be required to pay $200 million to PJM over the next 10 years. Although no FERC order has been issued and the expected settlement agreement has not been filed and accepted by FERC, Virginia Power believes it is probable it will be required to make payment as an outcome of the hearing and settlement proceedings. Accordingly, as of March 31, 2016, Virginia Power has recorded a contingent liability of $200 million in other deferred credits and other liabilities, which is offset by a $192 million regulatory asset for the amount that will be recovered through retail rates in Virginia.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Regulation Act Legislation

In February 2015, the Virginia Governor signed legislation into law which will keep Virginia Power’s base rates unchanged until at least December 1, 2022. In addition, no biennial reviews will be conducted by the Virginia Commission for the five successive 12-month test periods beginning January 1, 2015, and ending December 31, 2019. The legislation states that Virginia Power’s 2015 biennial review, filed in March 2015, would proceed for the sole purpose of reviewing and determining whether any refunds are due to customers based on earnings performance for generation and distribution services during the 2013 and 2014 test periods. In addition the legislation requires the Virginia Commission to conduct proceedings in 2017 and 2019 to determine the utility’s ROE for use in connection with rate adjustment clauses and requires utilities to file integrated resource plans annually rather than biennially. In November 2015, the Virginia Commission ordered testimony, briefs and a separate bifurcated hearing in Virginia Power’s then-pending Rider B, R, S, and W cases on whether the Virginia Commission can adjust the ROE applicable to these rate adjustment clauses prior to 2017. In February 2016, the Virginia Commission issued final orders in these cases, stating that it could adjust the ROE and setting a base ROE of 9.6% for the projects, which results in a 10.6% ROE for Riders R, S and W and a 11.6% ROE for Rider B, effective April 1, 2016. In April 2016, the Virginia Commission issued a final order setting a 9.6% ROE for Riders C1A and C2A, effective May 1, 2016.

2015 Biennial Review

Pursuant to the Regulation Act, in March 2015, Virginia Power filed its base rate case and schedules for the Virginia Commission’s 2015 biennial review of Virginia Power’s rates, terms and conditions. Per legislation enacted in February 2015, this biennial review was limited to reviewing Virginia Power’s earnings on rates for generation and distribution services for the combined 2013 and 2014 test period, and determining whether credits are due to customers in the event Virginia Power’s earnings exceeded the earnings band determined in the 2013 Biennial Review Order. In November 2015, the Virginia Commission issued the 2015 Biennial Review Order. In December 2015, a group of large industrial customers filed notices of appeal with the Supreme Court of Virginia from both the 2015 Biennial Review Order and the Virginia Commission’s order denying their petition for rehearing or reconsideration. In April 2016, the Supreme Court of Virginia granted these appeals as a matter of right. In April 2016, the Attorney General filed an unopposed motion to suspend appellate briefing pending the outcome of a separate case at the Virginia Commission raising the same issues. These appeals are pending.

Virginia Fuel Expenses

In May 2016, Virginia Power submitted its annual fuel factor to the Virginia Commission to recover an estimated $1.4 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2016. Virginia Power’s proposed fuel rate represents a fuel revenue decrease of $286 million when applied to projected kilowatt-hour sales for the period July 1, 2016 to June 30, 2017. This case is pending.

Solar Facility Project

In January 2015, Virginia Power applied for a CPCN to construct and operate a 20 MW utility-scale solar facility near its existing Remington power station in Fauquier County, Virginia. The total estimated cost of the Remington solar facility was approximately $47 million, excluding financing costs. Virginia Power also applied for approval of Rider US-1 to recover the projected costs of the facility. In October 2015, the Virginia Commission denied approval of the CPCN and Rider US-1 based on the evidence in the record but stated that an application could be re-filed to address the concerns cited by the Virginia Commission. In May 2016, Virginia Power filed an application with the Virginia Commission for a CPCN to construct and operate the Remington solar facility and related distribution interconnection facilities. The facility is the subject of a public-private partnership whereby the Commonwealth of Virginia, a non-jurisdictional customer, will compensate Virginia Power for the facility’s net electrical energy output, and Microsoft will purchase all environmental attributes (including renewable energy certificates) generated by the facility. There is not a rate adjustment clause associated with this CPCN filing, nor will any costs of the project be recovered from jurisdictional customers. This case is pending.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•	The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In February 2016, the Virginia Commission approved a $251 million revenue requirement, subject to true-up, for the rate year beginning April 1, 2016. It also established a 10.6% ROE for Rider S effective April 1, 2016.

•	The Virginia Commission previously approved Rider R in conjunction with Bear Garden. In February 2016, the Virginia Commission approved a $74 million revenue requirement, subject to true-up, for the rate year beginning April 1, 2016. It also established a 10.6% ROE for Rider R effective April 1, 2016.

•	The Virginia Commission previously approved Rider W in conjunction with Warren County. In February 2016, the Virginia Commission approved a $118 million revenue requirement, subject to true-up, for the rate year beginning April 1, 2016. It also established a 10.6% ROE for Rider W effective April 1, 2016.

•	The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In February 2016, the Virginia Commission approved a $30 million revenue requirement for the rate year beginning April 1, 2016. It also established an 11.6% ROE for Rider B effective April 1, 2016.

•	In July 2015, Virginia Power filed an application with the Virginia Commission for a CPCN to construct and operate Greensville County and related transmission interconnection facilities. Virginia Power also applied for approval of Rider GV to recover the costs of Greensville County. In March 2016, the Virginia Commission granted the requested CPCN and approved a $40 million revenue requirement for the rate year beginning April 1, 2016. It also established a 9.6% ROE for Rider GV effective April 1, 2016.

•	The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for demand-side management programs. In April 2016, the Virginia Commission approved a $46 million revenue requirement, subject to true-up, for the rate year beginning May 1, 2016. The Virginia Commission approved one new energy efficiency program at a reduced cost cap, denied a second energy efficiency program, and approved the extension of an existing peak shaving program recovered in base rates at no additional incremental cost.

•	The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2016, Virginia Power proposed a $639 million total revenue requirement for the rate year beginning September 1, 2016, which represents a $29 million decrease over the previous year. This case is pending.

North Anna

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna nuclear power station. If Virginia Power decides to build a new unit, it must first receive a COL from the NRC, approval of the Virginia Commission and certain environmental permits and other approvals. The COL is expected in 2017. Virginia Power has not yet committed to building a new nuclear unit at North Anna nuclear power station.

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

In August 2015, BREDL filed a petition in the U.S. Court of Appeals for the D.C. Circuit seeking review of the NRC’s June 2015 decision. Along with the petition for judicial review, BREDL also filed a motion to hold this judicial review in abeyance pending the outcome of the ongoing judicial review of the NRC’s rule pertaining to the continued onsite storage of spent nuclear fuel in litigation pending before the same court. Similar petitions were filed seeking judicial review of the NRC’s decision as it applies to other COL and license renewal proceedings. In March 2016, the court granted Virginia Power’s motion to intervene in the proceeding. This case is pending.

North Carolina Regulation

North Carolina Base Rate Case

In March 2016, Virginia Power filed its base rate case and schedules with the North Carolina Commission. Virginia Power proposed a non-fuel, base rate increase of $51 million effective November 1, 2016 on a temporary basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective January 1, 2017. This base rate increase was proposed to recover the significant investments in generation, transmission, and distribution infrastructure for the benefit of North Carolina customers. Virginia Power also proposed an accelerated implementation of a new lower fuel rate, to be filed in August 2016, as part of the temporary rate effective November 1, 2016 subject to refund, along with a new Rider EDIT to return certain excess accumulated deferred income taxes to its North Carolina customers over a two-year period. Virginia Power presented an earned return of 5.06%, based upon a fully-adjusted test period, compared to its authorized 10.2% return, and proposed a 10.5% ROE going forward within the 10.25% to 10.75% range of its current cost of equity. This case is pending.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In February 2016, East Ohio filed an application to adjust the PIR cost recovery for 2015 costs. The filing reflects gross plant investment for 2015 of $171 million, cumulative gross plant investment of $1 billion and a revenue requirement of $131 million. This application was approved by the Ohio Commission in April 2016.

AMR Program

In 2007, East Ohio began installing automated meter reading technology for its 1.2 million customers in Ohio. In February 2016, East Ohio filed an application to adjust the AMR cost recovery for costs incurred during the calendar year 2015. The filing reflects a revenue requirement of approximately $7 million. This application was approved by the Ohio Commission in April 2016.

FERC - Gas

In 2013, DTI executed binding precedent agreements with several local distribution company customers for the New Market project. The project is expected to cost approximately $159 million and provide 112,000 Dths per day of firm transportation service from Leidy, Pennsylvania to interconnects with Iroquois and Niagara Mohawk Power Corporation’s distribution system in the Albany, New York market. In April 2016, DTI received FERC authorization to construct, operate and maintain the project facilities, which are expected to be placed into service in the fourth quarter of 2016.

In 2014, DCG executed three binding precedent agreements for the approximately $120 million Transco to Charleston project, which will provide 80,000 Dths per day of firm transportation service from an existing interconnect with Transcontinental Gas Pipe Line Company, LLC in Spartanburg County, South Carolina to customers in Dillon, Marlboro, Sumter, Charleston, Lexington and Richland counties, South Carolina. In March 2016, DCG filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2017.

In April 2016, FERC issued an order authorizing DTI to abandon by sale its gathering and processing facilities to Dominion Gathering and Processing, Inc., a newly-formed wholly-owned subsidiary of Dominion Gas. These gathering and processing facilities, with a carrying value of approximately $430 million, are expected to be transferred in the second half of 2016.

Note 13. Variable Interest Entities

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

Dominion

Dominion owns the general partner interest and 64.6% of the limited partnership interests in Dominion Midstream, which owns a preferred equity interest and the general partner interest in Cove Point. Additionally, Dominion owns the manager and 67% of the membership interest in certain merchant solar facilities, as discussed in Note 2. Dominion has concluded that these entities are VIEs due to the limited partners or members lacking the characteristics of a controlling financial interest. Dominion is the primary beneficiary of Dominion Midstream and the merchant solar facilities, and Dominion Midstream is the primary beneficiary of Cove Point, as they have the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them.

Dominion has an initial 45% membership interest in Atlantic Coast Pipeline. See Note 9 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015 for more details regarding the nature of this entity. Dominion concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion has concluded that it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared among multiple unrelated parties. Dominion is obligated to provide capital contributions based on its ownership percentage. Dominion’s maximum exposure to loss is limited to its current and future investment.

Dominion and Virginia Power

Dominion and Virginia Power’s nuclear decommissioning trust funds and Dominion’s rabbi trusts hold investments in limited partnerships or similar type entities (see Note 10 for further details). Dominion and Virginia Power concluded that these partnership investments are VIEs due to the limited partners lacking the characteristics of a controlling financial interest. Dominion and Virginia Power have concluded neither is the primary beneficiary as they do not have the power to direct the activities that most significantly impact these VIEs’ economic performance. Dominion and Virginia Power are obligated to provide capital contributions to the partnerships as required by each partnership agreement based on their ownership percentages. Dominion and Virginia Power’s maximum exposure to loss is limited to their current and future investments.

Dominion and Dominion Gas

Dominion previously concluded that Iroquois was a VIE because a non-affiliated Iroquois equity holder had the ability during a limited period of time to transfer its ownership interests to another Iroquois equity holder or its affiliate. As such right no longer exists at March 31, 2016, Dominion concluded that Iroquois is no longer a VIE.

Virginia Power

Virginia Power had long-term power and capacity contracts with five non-utility generators; however, contracts with two of these generators expired in 2015, leaving three non-utility generators with an aggregate summer generation capacity of approximately 418 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2017 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $394 million as of March 31, 2016. Virginia Power paid $37 million and $53 million for electric capacity and $7 million and $37 million for electric energy to these entities in the three months ended March 31, 2016 and 2015, respectively.

Dominion Gas

DTI has been engaged to oversee the construction of, and to subsequently operate and maintain, the projects undertaken by Atlantic Coast Pipeline based on the overall direction and oversight of Atlantic Coast Pipeline’s members. An affiliate of DTI holds a membership interest in Atlantic Coast Pipeline, therefore DTI is considered to have a variable interest in Atlantic Coast Pipeline. The members of Atlantic Coast Pipeline hold the power to direct the construction, operations and maintenance activities of the entity. DTI has concluded it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance. DTI has no obligation to absorb any losses of the VIE. See Note 17 for information about associated related party receivable balances.

Virginia Power and Dominion Gas

Virginia Power and Dominion Gas purchased shared services from DRS, an affiliated VIE, of $114 million and $35 million for the three months ended March 31, 2016 and $83 million and $28 million for the three months ended March 31, 2015, respectively. Virginia Power and Dominion Gas determined that neither is the primary beneficiary of DRS as neither has both the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power and Dominion Gas. Virginia Power and Dominion Gas have no obligation to absorb more than their allocated shares of DRS costs.

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

Dominion

At March 31, 2016, Dominion’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$5,000	$3,028	$—	$1,972
Joint revolving credit facility(1)	500	—	57	443

Total	$5,500	$3,028	$57	$2,415

(1)	These credit facilities mature in April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At March 31, 2016, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion and Dominion Gas, were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$5,000	$1,276	$—
Joint revolving credit facility(1)	500	—	—

Total	$5,500	$1,276	$—

(1)	The full amount of the facilities is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion and Dominion Gas. Sub-limits for Virginia Power are set within the facility limit but can be changed at the option of the Companies multiple times per year. In March 2016, the aggregate sub-limit for Virginia Power was increased from $1.75 billion to $2.0 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. These credit facilities mature in April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility with a maturity date of April 2019. As of March 31, 2016, this facility supports $119 million of certain variable rate tax-exempt financings of Virginia Power.

Dominion Gas

Dominion Gas’ short-term financing is supported by its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At March 31, 2016, Dominion Gas’ share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion and Virginia Power were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000	$403	$—
Joint revolving credit facility(1)	500	—	—

Total	$1,500	$403	$—

(1)	A maximum of a combined $1.5 billion of the facilities is available to Dominion Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion and Virginia Power. Sub-limits for Dominion Gas are set within the facility limit but can be changed at the option of the Companies multiple times per year. At March 31, 2016, the aggregate sub-limit for Dominion Gas was $1.0 billion. If Dominion Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. These credit facilities mature in April 2019, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Remarketable Subordinated Notes

In March 2016, Dominion successfully remarketed the $550 million 2013 Series A 1.07% RSNs due 2021 pursuant to the terms of the 2013 Equity Units. In connection with the remarketing, the interest rate on the Series A junior subordinated notes was reset to 4.104%, payable on a semi-annual basis and Dominion ceased to have the ability to redeem the notes at its option or defer interest payments. At March 31, 2016, these securities are included in junior subordinated notes in Dominion’s Consolidated Balance Sheets. Dominion did not receive any proceeds from the remarketing. Remarketing proceeds belonged to the investors holding the related 2013 Equity Units and were temporarily used to purchase a portfolio of treasury securities. Upon maturity of the portfolio, the proceeds were applied on behalf of investors on the related stock purchase contract settlement date of April 1, 2016 to pay the purchase price to Dominion for issuance of 8.5 million shares of its common stock. See Issuance of Common Stock below for a description of common stock issued by Dominion in April 2016 under the stock purchase contract.

Enhanced Junior Subordinated Notes

In the first quarter of 2016, Dominion purchased and cancelled $38 million and $4 million of the June 2006 hybrids and the September 2006 hybrids, respectively. The purchases were conducted in compliance with the applicable replacement capital covenants.

Issuance of Common Stock

Dominion maintains Dominion Direct® and a number of employee savings plans through which contributions may be invested in Dominion’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans.

In December 2014, Dominion filed an SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. Also in December 2014, Dominion entered into four separate sales agency agreements to effect sales under the program and pursuant to which it may offer from time to time up to $500 million aggregate amount of its common stock. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as are agreed upon by Dominion and the sales agents and in conformance with applicable securities laws. Following issuances during the first and second quarters of 2015, Dominion has the ability to issue up to approximately $200 million of stock under the 2014 sales agency agreements; however, no additional issuances have occurred under these agreements in 2016.

In April 2016, Dominion issued 8.5 million shares under the stock purchase contract entered into as part of Dominion’s 2013 Series A Equity Units. Additionally, Dominion completed a market issuance of equity in April 2016 of 10.2 million shares and receipt of proceeds of $756 million through a registered underwritten public offering. In connection with receipt of these proceeds, the acquisition financing commitments for the Questar Combination were reduced from $3.9 billion to $3.14 billion in April 2016.

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

MATS

In December 2011, the EPA issued MATS for coal- and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance was required by April 16, 2015, with certain limited exceptions. However, in June 2014, the VDEQ granted a one-year MATS compliance extension for two coal-fired units at Yorktown to defer planned retirements and allow for continued operation of the units to address reliability concerns while necessary electric transmission upgrades are being completed. These coal units will need to continue operating until at least April 2017 due to delays in transmission upgrades needed to maintain electric reliability, which based on assumptions about the timing for required agency actions and construction schedules are expected to be completed by no earlier than the second quarter of 2017. Therefore, in October 2015, Virginia Power submitted a request to the EPA for an additional one year compliance extension under an EPA Administrative Order. The order was signed by the EPA in April 2016 allowing the Yorktown units to operate for up to one additional year, as required to maintain reliable power availability while transmission upgrades are being made.

In June 2015, the U.S. Supreme Court issued a decision holding that the EPA failed to take cost into account when the agency first decided to regulate the emissions from coal- and oil-fired plants, and remanded the MATS rule back to the U.S. Court of Appeals for the D.C. Circuit. However, the Supreme Court did not vacate or stay the effective date and implementation of the MATS rule. In November 2015, in response to the Supreme Court decision, the EPA proposed a supplemental finding that consideration of cost does not alter the agency’s previous conclusion that it is appropriate and necessary to regulate coal- and oil-fired electric utility steam generating units under Section 112 of the CAA. In December 2015, the D.C. Court of Appeals issued an order remanding the MATS rulemaking proceeding back to the EPA without setting aside judgment, noting that EPA had represented it was on track to issue a final finding regarding its consideration of cost. In April 2016, the EPA issued a final supplemental finding that consideration of costs does not alter its conclusion regarding appropriateness and necessity for the regulation. These actions do not change Virginia Power’s plans to close coal units at Yorktown or the need to complete necessary electricity transmission upgrades by 2017. Since the MATS rule remains in effect and Dominion is complying with the requirements of the rule, Dominion does not expect any adverse impacts to its operations at this time.

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

CSAPR

Following numerous petitions by industry participants for review and a successful motion for stay, in October 2014, the U.S. Court of Appeals for the D.C. Circuit ordered that the EPA’s motion to lift the stay of CSAPR be granted. Further, the Court granted the EPA’s request to shift the CSAPR compliance deadlines by three years, so that Phase 1 emissions budgets (which would have gone into effect in 2012 and 2013) will apply in 2015 and 2016, and Phase 2 emissions budgets will apply in 2017 and beyond. CSAPR replaced CAIR beginning in January 2015. The cost to comply is not expected to be material to Dominion’s or Virginia Power’s Consolidated Financial Statements. Future outcomes of any additional litigation and/or any action to issue a revised rule, including the EPA’s recent proposal to reduce the ozone season NOX emission budgets beginning in 2017, could affect the assessment regarding cost of compliance.

Ozone Standards

In October 2015, the EPA issued a final rule tightening the ozone standard from 75-ppb to 70-ppb. The EPA is expected to complete attainment designations for a new standard by December 2017 and states will have until 2020 or 2021 to develop plans to address the new standard. In April 2016, Dominion submitted the NOX Reasonable Available Control Technology analysis for Unit 5 at Possum Point power station. Until the states have developed implementation plans, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. However, if significant expenditures are required to implement additional controls, it could adversely affect the Companies’ results of operations and cash flows.

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

NSPS

In August 2012, the EPA issued the first NSPS impacting the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers, and compressors in the upstream sector. In September 2015, the EPA issued a proposed NSPS to regulate methane and VOC emissions from transmission and storage, gathering and boosting, production and processing facilities. The proposed regulation is expected to be finalized in summer 2016. All projects which commenced construction after September 2015 will be required to comply with this regulation. Dominion and Dominion Gas are evaluating the proposed regulation and cannot currently estimate the potential impacts on results of operations, financial condition and/or cash flows related to this matter.

Methane Emissions

In January 2015, as part of its Climate Action Plan, the EPA announced plans to reduce methane emissions from the oil and gas sector including natural gas processing and transmission sources. In July 2015, the EPA announced the next generation of its voluntary Natural Gas STAR program, the Natural Gas STAR Methane Challenge Program. The proposed program covers the entire natural gas sector from production to distribution, with more emphasis on transparency and increased reporting for both annual emissions and reductions achieved through implementation measures. In March 2016, Dominion joined the EPA as a founding partner in this program for its distribution companies, East Ohio and Hope, and DTI.

In March 2016, President Obama directed the EPA to develop regulations for reducing methane emissions from existing sources in the oil and natural gas sectors. The EPA intends to issue an Information Collection Request to collect information on existing sources in this sector in fall 2016. Depending on the results of this Information Collection Request effort, the EPA may propose new regulations on existing sources. Dominion and Dominion Gas cannot currently estimate the potential impacts on results of operations, financial condition and/or cash flows related to this matter.

NOx and VOC Emissions

In April 2014, the Pennsylvania Department of Environmental Protection issued proposed regulations to reduce NOX and VOC emissions from combustion sources. The regulations were finalized in April 2016. To comply with the regulations, Dominion Gas anticipates installing emission control systems on existing engines at several compressor stations in Pennsylvania. The compliance costs associated with engineering and installation of controls and compliance demonstration with the regulation are expected to be approximately $25 million.

Climate Change Legislation and Regulation

In October 2013, the U.S. Supreme Court granted petitions filed by several industry groups, states, and the U.S. Chamber of Commerce seeking review of the U.S. Court of Appeals for the D.C. Circuit’s June 2012 decision upholding the EPA’s regulation of GHG emissions from stationary sources under the CAA’s permitting programs. In June 2014, the U.S. Supreme Court ruled that the EPA lacked the authority under the CAA to require PSD or Title V permits for stationary sources based solely on GHG emissions. However, the Court upheld the EPA’s ability to require BACT for GHG for sources that are otherwise subject to PSD or Title V permitting for conventional pollutants. In July 2014, the EPA issued a memorandum specifying that it will no longer apply or enforce federal regulations or EPA-approved PSD state implementation plan provisions that require new and modified stationary sources to obtain a PSD permit when GHGs are the only pollutant that would be emitted at levels that exceed the permitting thresholds. In August 2015, the EPA published a final rule rescinding the requirement for all new and modified major sources to obtain permits based solely on their GHG emissions. In addition, the

EPA stated that it will continue to use the existing thresholds to apply to sources that are otherwise subject to PSD for conventional pollutants until it completes a new rulemaking either justifying and upholding those thresholds or setting new ones. Some states have issued interim guidance that follows the EPA guidance. Due to uncertainty regarding what additional actions states may take to amend their existing regulations and what action the EPA ultimately takes to address the Court ruling under a new rulemaking, the Companies cannot predict the impact to their financial statements at this time.

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

Appalachian Gateway

Following the completion of the Appalachian Gateway project in 2012, DTI received multiple change order requests and other claims for additional payments from a pipeline contractor for the project. In July 2013, DTI filed a complaint in U.S. District Court for the Eastern District of Virginia for breach of contract as well as accounting and declaratory relief. The contractor filed a motion to dismiss, or in the alternative, a motion to transfer venue to Pennsylvania and/or West Virginia, where the pipelines were constructed. DTI filed an opposition to the contractor’s motion in August 2013. In November 2013, the court granted the contractor’s motion on the basis that DTI must first comply with the dispute resolution process. In July 2015, the contractor filed a complaint against DTI in U.S. District Court for the Western District of Pennsylvania. In August 2015, DTI filed a motion to dismiss, or in the alternative, a motion to transfer venue to Virginia. In March 2016, the Pennsylvania court granted the motion to dismiss and transferred the case to the U.S. District Court for the Eastern District of Virginia. In April 2016, the Virginia court issued an order staying the proceedings and ordering mediation. This case is pending. DTI has accrued a liability of $6 million for this matter. Dominion Gas cannot currently estimate additional financial statement impacts, but there could be a material impact to its financial condition and/or cash flows.

Ash Pond and Landfill Closure Costs

In September 2014, Virginia Power received a notice from the Southern Environmental Law Center on behalf of the Potomac Riverkeeper and Sierra Club alleging CWA violations at Possum Point power station. The notice alleges unpermitted discharges to surface water and groundwater from Possum Point power station’s historical and active ash storage facilities. A similar notice from the Southern Environmental Law Center on behalf of the Sierra Club was subsequently received related to Chesapeake power station. In December 2014, Virginia Power offered to close all of its coal ash ponds and landfills at Possum Point, Chesapeake and Bremo power stations as settlement of the potential litigation. While the issue is open to potential further negotiations, the Southern Environmental Law Center declined the offer as presented in January 2015 and, in March 2015, filed a lawsuit related to its claims of the alleged CWA violations at Chesapeake power station. Virginia Power filed a motion to dismiss in April 2015, which was denied in November 2015. A trial is scheduled for June 2016. This case is pending. As a result of the December 2014 settlement offer, Virginia Power recognized a charge of $121 million in other operations and maintenance expense in its Consolidated Statements of Income in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

In April 2015, the EPA’s final rule regulating the management of CCRs stored in impoundments (ash ponds) and landfills was published in the Federal Register. The final rule regulates CCR landfills, existing ash ponds that still receive and manage CCRs, and inactive ash ponds that do not receive, but still store CCRs. Virginia Power currently operates inactive ash ponds, existing ash ponds, and CCR landfills subject to the final rule at eight different facilities. The enactment of the final rule in April 2015 created a legal obligation for Virginia Power to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action, and post-closure care activities as necessary. In April 2016, the EPA announced a partial settlement with certain environmental and industry organizations that had challenged the final CCR rule in the U.S. Court of Appeals for the D.C. Circuit. As part of the settlement, certain exemptions included in the final rule for inactive ponds that closed by April 2018 will be removed, resulting in inactive ponds ultimately being subject to the same requirements as existing ponds. Virginia Power does not believe this change will substantially impact its closure plans for inactive ponds.

In 2015, Virginia Power recorded a $386 million ARO related to future ash pond and landfill closure costs. Recognition of the ARO also resulted in a $99 million incremental charge recorded in other operations and maintenance expense in its Consolidated Statement of Income, a $166 million increase in property, plant, and equipment associated with asset retirement costs, and a $121 million reduction in other noncurrent liabilities related to reversal of the contingent liability described above since the ARO obligation created by the final CCR rule represents similar activities. Virginia Power is in the process of obtaining the necessary permits to complete the work. In February and March 2016, respectively, two parties filed administrative appeals in the Circuit Court for the City of Richmond challenging certain provisions, relating to ash pond dewatering activities, of Possum Point power station’s wastewater discharge permit issued by the VDEQ in January 2016. Virginia Power cannot predict the financial impact associated with these appeals, but believes that it will not be material. The actual AROs related to the CCR rule may vary substantially from the estimates used to record the increased obligation in 2015.

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

Nuclear Matters

In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. These events have resulted in significant nuclear safety reviews required by the NRC and industry groups such as the Institute of Nuclear Power Operations. Like other U.S. nuclear operators, Dominion has been gathering supporting data and participating in industry initiatives focused on the ability to respond to and mitigate the consequences of design-basis and beyond-design-basis events at its stations.

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

Based on the prioritized recommendations, in March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactors, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion requiring implementation of safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation have been implemented. The information requests issued by the NRC request each reactor to reevaluate the seismic and external flooding hazards at their site using present-day methods and information, conduct walkdowns of their facilities to ensure protection against the hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. The walkdowns of each unit have been completed, audited by the NRC and found to be adequate. Reevaluation of the emergency communications systems and staffing levels was completed as part of the effort to comply with the orders. Reevaluation of the seismic and external flooding hazards is expected to continue through

2018. Dominion and Virginia Power do not currently expect that compliance with the NRC’s information requests will materially impact their financial position, results of operations or cash flows during the implementation period. The NRC staff is evaluating the implementation of the longer term Tier 2 and Tier 3 recommendations. Dominion and Virginia Power do not expect material financial impacts related to compliance with Tier 2 and Tier 3 recommendations.

Guarantees, Surety Bonds and Letters of Credit

Dominion

At March 31, 2016, Dominion had issued $73 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of March 31, 2016, Dominion’s exposure under these guarantees was $38 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At March 31, 2016, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	2,136	887
Nuclear obligations(4)	189	82
Cove Point(5)	1,900	—
Solar(6)	1,565	326
Other(7)	433	28

Total	$6,250	$1,350

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of March 31, 2016 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power, Dominion Gas and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone nuclear power station (in the event of a prolonged outage) and Kewaunee nuclear power station, respectively, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee nuclear power station also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, in support of terminal services, transportation and construction. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million.
(6)	Includes guarantees to facilitate the development of solar projects including guarantees that do not have stated limits. Also includes guarantees entered into by DEI on behalf of certain subsidiaries to facilitate the acquisition and development of solar projects.
(7)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of March 31, 2016, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $45 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million. The value provided includes certain guarantees that do not have stated limits.

Additionally, at March 31, 2016, Dominion had purchased $94 million of surety bonds, including $34 million at Virginia Power and $23 million at Dominion Gas, and authorized the issuance of letters of credit by financial institutions of $57 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

At March 31, 2016, Dominion’s credit exposure related to energy marketing and price risk management activities totaled $175 million. Of this amount, investment grade counterparties, including those internally rated, represented 71%. No single counterparty, whether investment grade or non-investment grade, exceeded $30 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2016 and December 31, 2015, Dominion would have been required to post an additional $7 million and $12 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had not posted any collateral at March 31, 2016 or December 31, 2015 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2016 and December 31, 2015 was $19 million and $49 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Gas were not material as of March 31, 2016 and December 31, 2015. See Note 9 for further information about derivative instruments.

Note 17. Related-Party Transactions

Virginia Power and Dominion Gas engage in related-party transactions primarily with other Dominion subsidiaries (affiliates). Virginia Power’s and Dominion Gas’ receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power and Dominion Gas are included in Dominion’s consolidated federal income tax return. Dominion’s transactions with equity method investments are described in Note 10. A discussion of significant related-party transactions follows.

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity physical forwards and options, to manage commodity price risks associated with purchases of natural gas. As of March 31, 2016, Virginia Power’s derivative assets and liabilities with affiliates were each $14 million. As of December 31, 2015, Virginia Power’s derivative assets and liabilities with affiliates were $13 million and $22 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion benefit plans described in Note 18. In Virginia Power’s Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, amounts due to Dominion associated with these benefit plans included in other deferred credits and other liabilities were $336 million and $316 million, respectively, and amounts due from Dominion at March 31, 2016 and December 31, 2015 included in other deferred charges and other assets were $87 million and $77 million, respectively.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

Presented below are Virginia Power’s significant transactions with DRS and other affiliates:

	Three Months Ended March 31,
	2016	2015
(millions)
Commodity purchases from affiliates	$145	$252
Services provided by affiliates(1)	140	110
Services provided to affiliates	5	5

(1)	Includes capitalized expenditures of $39 million and $35 million for the three months ended March 31, 2016 and 2015, respectively.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power had no short-term demand note borrowings from Dominion as of March 31, 2016. There were $376 million in short-term demand note borrowings from Dominion as of December 31, 2015. Virginia Power had no outstanding borrowings under the Dominion money pool for its nonregulated subsidiaries as of March 31, 2016 and December 31, 2015. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the three months ended March 31, 2016 and 2015.

There were no issuances of Virginia Power’s common stock to Dominion for the three months ended March 31, 2016 and 2015.

Dominion Gas

Transactions with Related Parties

Dominion Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Gas provides transportation and storage services to affiliates. Dominion Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of March 31, 2016 and December 31, 2015, all of Dominion Gas’ commodity derivatives were with affiliates. See Notes 7 and 9 for more information.

Dominion Gas participates in certain Dominion benefit plans as described in Note 18. In Dominion Gas’ Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, amounts due from Dominion associated with these benefit plans included in noncurrent pension and other postretirement benefit assets were $663 million and $652 million, respectively, and amounts due to Dominion at March 31, 2016 and December 31, 2015 included in other deferred credits and other liabilities were $1 million and $2 million, respectively.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Dominion Gas. Dominion Gas provides certain services to related parties, including technical services. The amounts recognized for these services were as follows:

	Three Months Ended March 31,
	2016	2015
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$3	$2
Sales of natural gas and transportation and storage services to affiliates	17	18
Services provided by related parties(1)	39	34
Services provided to related parties (2)	27	20

(1)	Includes capitalized expenditures of $12 million and $13 million for the three months ended March 31, 2016 and 2015, respectively.
(2)	Amounts primarily attributable to Atlantic Coast Pipeline.

The following table presents affiliated and related-party activity reflected in Dominion Gas’ Consolidated Balance Sheets:

	March 31, 2016	December 31, 2015
(millions)
Other receivables (1)	$8	$7
Customer receivables from related parties	2	4
Imbalances receivable from affiliates(2)	3	1
Affiliated notes receivable(3)	15	14

(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.

(3)	Amounts are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.

Dominion Gas’ borrowings under the intercompany revolving credit agreement with Dominion totaled $40 million and $95 million as of March 31, 2016 and December 31, 2015, respectively. Interest charges related to Dominion Gas’ total borrowings from Dominion were immaterial for the three months ended March 31, 2016 and 2015.

Note 18. Employee Benefit Plans

In the first quarter of 2016, the Companies announced an organizational design initiative that will reduce their total workforces during 2016. The goal of the organizational design initiative was to streamline our leadership structure and push decision making lower while also improving efficiency. In the first quarter of 2016, Dominion recorded a $70 million ($43 million after-tax) charge, including $40 million ($25 million after-tax) at Virginia Power and $8 million ($5 million after-tax) at Dominion Gas, primarily reflected in other operations and maintenance expense in their Consolidated Statements of Income due to severance pay and other costs related to the organizational design initiative. The terms of the severance under the organizational design initiative were consistent with the Companies’ existing severance plans.

Dominion

The components of Dominion’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
(millions)
Three Months Ended March 31,
Service cost	$29	$32	$8	$10
Interest cost	77	72	17	17
Expected return on plan assets	(139)	(133)	(29)	(29)
Amortization of prior service credit	—	—	(7)	(7)
Amortization of net actuarial loss	28	40	1	1

Net periodic benefit cost (credit)	$(5)	$11	$(10)	$(8)

Employer Contributions

During the three months ended March 31, 2016, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2016.

Dominion Gas

Dominion Gas participates in certain Dominion benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. See Note 17 for more information.

The components of Dominion Gas’ provision for net periodic benefit credit for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
(millions)
Three Months Ended March 31,
Service cost	$3	$3	$1	$2
Interest cost	8	7	3	3
Expected return on plan assets	(33)	(31)	(5)	(6)
Amortization of net actuarial loss	3	5	—	1

Net periodic benefit credit	$(19)	$(16)	$(1)	$—

Employer Contributions

During the three months ended March 31, 2016, Dominion Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2016.

Note 19. Operating Segments

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion	Virginia Power	Dominion Gas
DVP	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
Dominion Generation	Regulated electric fleet	X	X
	Merchant electric fleet	X
Dominion Energy	Gas transmission and storage(1)	X		X
	Gas distribution and storage	X		X
	Gas gathering and processing	X		X
	LNG import and storage	X
	Nonregulated retail energy marketing(2)	X

(1)	Includes remaining producer services activities for Dominion.
(2)	As a result of Dominion’s decision to realign its business units effective for 2015 year-end reporting, nonregulated retail energy marketing operations were moved from the Dominion Generation segment to the Dominion Energy segment.

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

Dominion

The Corporate and Other Segment of Dominion includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are discontinued or sold. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources.

In the three months ended March 31, 2016, Dominion reported an after-tax net expense of $48 million for specific items in the Corporate and Other segment, with $38 million of these net expenses attributable to its operating segments. In the three months ended March 31, 2015, Dominion reported an after-tax net expense of $48 million for specific items in the Corporate and Other segment, with $45 million of these net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion’s operating segments in 2016 primarily related to the impact of the following item:

•	A $66 million ($41 million after-tax) charge related to an organizational design initiative, attributable to:

•	DVP ($6 million after-tax);

•	Dominion Energy ($12 million after-tax); and

•	Dominion Generation ($23 million after-tax).

The net expense for specific items in 2015 primarily related to the impact of the following items, all of which were attributable to Dominion Generation:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015; and

•	A $17 million ($10 million after-tax) billing adjustment related to PJM; partially offset by

•	A $27 million ($17 million after-tax) net gain on investments held in nuclear decommissioning trust funds.

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation(1)	Dominion Energy(1)	Corporate and Other	Adjustments/ Eliminations(1)	Consolidated Total
(millions)
Three Months Ended March 31, 2016
Total revenue from external customers	$556	$1,693	$485	$3	$184	$2,921
Intersegment revenue	5	3	178	192	(378)	—

Total operating revenue	561	1,696	663	195	(194)	2,921
Net income (loss) attributable to Dominion	120	245	186	(27)	—	524

Three Months Ended March 31, 2015
Total revenue from external customers	$564	$1,989	$536	$(13)	$333	$3,409
Intersegment revenue	5	3	310	142	(460)	—

Total operating revenue	569	1,992	846	129	(127)	3,409
Net income (loss) attributable to Dominion	140	262	227	(93)	—	536

(1)	2015 amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Energy segment.

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

Virginia Power

The Corporate and Other Segment of Virginia Power primarily includes specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources.

In the three months ended March 31, 2016, Virginia Power reported an after-tax net expense of $26 million for specific items in the Corporate and Other segment, with $25 million of these net expenses attributable to its operating segments. In the three months ended March 31, 2015, Virginia Power reported an after-tax net expense of $61 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

The net expense for specific items attributable to Virginia Power’s operating segments in 2016 primarily related to the impact of the following item:

•	A $40 million ($25 million after-tax) charge related to an organizational design initiative, attributable to:

•	DVP ($6 million after-tax); and

•	Dominion Generation ($19 million after-tax).

The net expense for specific items in 2015 primarily related to the impact of the following items, all of which were attributable to Dominion Generation:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015; and

•	A $15 million ($9 million after-tax) billing adjustment related to PJM.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2016
Operating revenue	$557	$1,333	$—	$1,890
Net income (loss)	118	166	(21)	263

Three Months Ended March 31, 2015
Operating revenue	$567	$1,585	$(15)	$2,137
Net income (loss)	140	190	(61)	269

Dominion Gas

The Corporate and Other Segment of Dominion Gas primarily includes specific items attributable to Dominion Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources and the effect of certain items recorded at Dominion Gas as a result of Dominion’s basis in the net assets contributed.

In the three months ended March 31, 2016, Dominion Gas reported an after-tax net expense of $2 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the three months ended March 31, 2015, Dominion Gas reported no amounts for specific items in the Corporate and Other segment.

The net expense for specific items in 2016 primarily related to an $8 million ($5 million after-tax) charge related to an organizational design initiative.

The following table presents segment information pertaining to Dominion Gas’ operations:

	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2016
Operating revenue	$431	$—	$431
Net income (loss)	103	(5)	98

Three Months Ended March 31, 2015
Operating revenue	$531	$—	$531
Net income (loss)	164	(3)	161

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

The Companies make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, earthquakes, flooding and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;

•	Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Unplanned outages at facilities in which the Companies have an ownership interest;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s and Dominion Gas’ earnings and the Companies’ liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion and Dominion Gas;

•	Fluctuations in interest rates;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Impacts of acquisitions, divestitures, transfers of assets to joint ventures or Dominion Midstream, and retirements of assets based on asset portfolio reviews;

•	The expected timing and likelihood of completion of the Questar Combination, including the ability to obtain the requisite approvals of Questar’s shareholders and the terms and conditions of any required regulatory approvals;

•	Receipt of approvals for, and timing of, closing dates for other acquisitions and divestitures;

•	The timing and execution of Dominion Midstream’s growth strategy;

•	Changes in rules for regional transmission organizations and independent system operators in which Dominion and Virginia Power participate, including changes in rate designs, changes in FERC’s interpretation of market rules and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in supplies of natural gas delivered to Dominion and Dominion Gas’ pipeline and processing systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•	Additional competition in industries in which the Companies operate, including in electric markets in which Dominion’s merchant generation facilities operate, and competition in the development, construction and ownership of certain electric transmission facilities in Virginia Power’s service territory in connection with FERC Order 1000;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion and Dominion Gas;

•	Changes in operating, maintenance and construction costs;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects and compliance with conditions associated with such regulatory approvals;

•	The inability to complete planned construction, conversion or expansion projects at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Adverse outcomes in litigation matters or regulatory proceedings; and

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2016, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing and employee benefit plans.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2016	2015	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion	$524	$536	$(12)
Diluted EPS	0.88	0.91	(0.03)

Overview

First Quarter 2016 vs. 2015

Net income attributable to Dominion decreased 2%, primarily due to a decrease in sales to retail customers from a reduction in heating degree days, organizational design initiative costs and a decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields. These decreases were partially offset by the absence of the write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015 and an increase in renewable energy investment tax credits.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	First Quarter
	2016	2015	$ Change
(millions)
Operating revenue	$2,921	$3,409	$(488)
Electric fuel and other energy-related purchases	634	953	(319)
Purchased electric capacity	68	94	(26)
Purchased gas	119	250	(131)

Net revenue	2,100	2,112	(12)

Other operations and maintenance	703	602	101
Depreciation, depletion and amortization	351	343	8
Other taxes	164	165	(1)
Other income	54	60	(6)
Interest and related charges	226	223	3
Income tax expense	179	299	(120)

An analysis of Dominion’s results of operations follows:

First Quarter 2016 vs. 2015

Net revenue decreased 1%, primarily reflecting:

•	A $38 million decrease from regulated natural gas distribution operations, primarily reflecting:

•	A decrease in rate adjustment clause revenue related to low income assistance programs ($27 million); and

•	A decrease in sales to customers due to a reduction in heating degree days ($13 million); partially offset by

•	An increase in AMR and PIR program revenues ($5 million);

•	A $19 million decrease from regulated natural gas transmission operations, primarily reflecting:

•	A $17 million decrease in gas transportation and storage activities, primarily due to decreased fuel retained ($10 million), decreased demand charges ($9 million) and decreased regulated gas sales ($8 million), partially offset by the addition of DCG ($7 million); and

•	A $7 million decrease in NGL activities, due to decreased prices ($4 million) and volumes ($3 million); partially offset by

•	A $6 million net increase primarily due to services performed for Atlantic Coast Pipeline and Blue Racer; and

•	A $14 million decrease from merchant generation operations, primarily due to lower realized prices ($14 million) and an increase in unplanned outage days in the first quarter of 2016 ($4 million), partially offset by an increase in output at solar generating facilities ($7 million).

These decreases were partially offset by a $53 million increase from electric utility operations, primarily reflecting:

•	The absence of an $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A net decrease in capacity related expenses ($23 million); and

•	An increase from rate adjustment clauses ($18 million); partially offset by

•	A decrease in sales to retail customers from a reduction in heating degree days ($74 million); and

•	A decrease in sales to customers due to the effect of changes in customer usage and other factors ($14 million).

Other operations and maintenance increased 17%, primarily reflecting:

•	Organizational design initiative costs ($69 million);

•	A decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields ($65 million); and

•	A $5 million net increase due to services performed for Atlantic Coast Pipeline and Blue Racer. These expenses are billed to these entities and do not significantly impact net income; partially offset by

•	A decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs ($27 million). These bad debt expenses are recovered through rates and do not impact net income.

Income tax expense decreased 40%, primarily due to higher anticipated renewable energy investment tax credits ($69 million) in Dominion’s estimated annual effective income tax rate and lower pre-tax income ($51 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
	2016	2015	$ Change	2016	2015	$ Change
(millions, except EPS)
First Quarter
DVP	$120	$140	$(20)	$0.20	$0.24	$(0.04)
Dominion Generation(1)	245	262	(17)	0.41	0.44	(0.03)
Dominion Energy(1)	186	227	(41)	0.31	0.39	(0.08)

Primary operating segments	551	629	(78)	0.92	1.07	(0.15)
Corporate and Other	(27)	(93)	66	(0.04)	(0.16)	0.12

Consolidated	$524	$536	$(12)	$0.88	$0.91	$(0.03)

(1)	2015 amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Energy segment.

DVP

Presented below are selected operating statistics related to DVP’s operations:

	First Quarter
	2016	2015	% Change
Electricity delivered (million MWh)	21.2	22.9	(7)%
Degree days (electric distribution service area):
Cooling	4	—	100
Heating	1,880	2,364	(20)
Average electric distribution customer accounts (thousands)(1)	2,541	2,518	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	First Quarter 2016 vs. 2015 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(15)	$(0.03)
Other	(5)	(0.01)
FERC transmission equity return	11	0.02
Storm damage and service restoration	(2)	—
Other	(9)	(0.02)

Change in net income contribution	$(20)	$(0.04)

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	First Quarter
	2016	2015	% Change
Electricity supplied (million MWh):
Utility	22.2	22.9	(3)%
Merchant	7.1	6.4	11
Degree days (electric utility service area):
Cooling	4	—	100
Heating	1,880	2,364	(20)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	First Quarter 2016 vs. 2015 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(31)	$(0.05)
Other	(3)	(0.01)
Capacity related expenses	14	0.03
Merchant generation margin	(8)	(0.02)
Other	11	0.02

Change in net income contribution	$(17)	$(0.03)

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	First Quarter
	2016	2015	% Change
Gas distribution throughput (bcf):
Sales	13	16	(19)%
Transportation	159	162	(2)
Heating degree days (gas distribution service area)	2,684	3,575	(25)
Average gas distribution customer accounts (thousands)(1):
Sales	240	245	(2)
Transportation	1,069	1,063	1
Average retail energy marketing customer accounts (thousands)(1)	1,354	1,250	8

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	First Quarter 2016 vs. 2015 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Gas distribution margin:
Weather	$(8)	$(0.02)
Other	5	0.01
Assignment of shale development rights	(41)	(0.08)
Other	3	0.01

Change in net income contribution	$(41)	$(0.08)

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2016	2015	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(38)	$(45)	$7
Specific items attributable to corporate operations	(10)	(3)	(7)

Total specific items	(48)	(48)	—
Other corporate operations
Renewable energy investment tax credits	81	6	75
Other	(60)	(51)	(9)

Total other corporate operations	21	(45)	66

Total net expense	$(27)	$(93)	$66
EPS impact	$(0.04)	$(0.16)	$0.12

Total Specific Items

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments’ performance or in allocating resources. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items in more detail.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2016	2015	$ Change
(millions)
Net income	$263	$269	$(6)

Overview

First Quarter 2016 vs. 2015

Net income decreased 2%, primarily due to a decrease in sales to retail customers from a reduction in heating degree days and organizational design initiative costs, partially offset by the absence of the write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015 and a decrease in capacity related expenses.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2016	2015	$ Change
(millions)
Operating revenue	$1,890	$2,137	$(247)
Electric fuel and other energy-related purchases	536	810	(274)
Purchased electric capacity	68	94	(26)

Net revenue	1,286	1,233	53

Other operations and maintenance	450	396	54
Depreciation and amortization	248	238	10
Other taxes	74	74	—
Other income	16	15	1
Interest and related charges	114	108	6
Income tax expense	153	163	(10)

An analysis of Virginia Power’s results of operations follows:

First Quarter 2016 vs. 2015

Net revenue increased 4%, primarily reflecting:

•	The absence of an $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A net decrease in capacity related expenses ($23 million); and

•	An increase from rate adjustment clauses ($18 million); partially offset by

•	A decrease in sales to retail customers from a reduction in heating degree days ($74 million); and

•	A decrease in sales to customers due to the effect of changes in customer usage and other factors ($14 million).

Other operations and maintenance increased 14%, primarily reflecting organizational design initiative costs.

Dominion Gas

Results of Operations

Presented below is a summary of Dominion Gas’ consolidated results:

	First Quarter
	2016	2015	$ Change
(millions)
Net income	$98	$161	$(63)

Overview

First Quarter 2016 vs. 2015

Net income decreased 39%, primarily due to a decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Gas’ results of operations:

	First Quarter
	2016	2015	$ Change
(millions)
Operating revenue	$431	$531	$(100)
Purchased gas	34	74	(40)
Other energy-related purchases	3	6	(3)

Net revenue	394	451	(57)

Other operations and maintenance	124	74	50
Depreciation and amortization	43	51	(8)
Other taxes	52	55	(3)
Other income	6	9	(3)
Interest and related charges	22	17	5
Income tax expense	61	102	(41)

An analysis of Dominion Gas’ results of operations follows:

First Quarter 2016 vs. 2015

Net revenue decreased 13%, primarily reflecting:

•	An $33 million decrease from regulated natural gas distribution operations, primarily reflecting:

•	A decrease in rate adjustment clause revenue related to low income assistance programs ($27 million); and

•	A decrease in sales to customers due to a reduction in heating degree days ($8 million); partially offset by

•	An increase in AMR and PIR program revenues ($5 million); and

•	A $24 million decrease from regulated natural gas transmission operations, primarily reflecting:

•	A $24 million decrease in gas transportation and storage activities, primarily due to decreased fuel retained ($8 million), decreased demand charges ($8 million) and decreased regulated gas sales ($8 million); and

•	A $6 million decrease in NGL activities, due to decreased prices ($3 million) and volumes ($3 million); partially offset by

•	A $6 million net increase primarily due to services performed for Atlantic Coast Pipeline and Blue Racer.

Other operations and maintenance increased 68%, primarily reflecting:

•	A decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields ($65 million);

•	Organizational design initiative costs ($7 million); and

•	A $5 million net increase due to services performed for Atlantic Coast Pipeline and Blue Racer. These expenses are billed to these entities and do not significantly impact net income; partially offset by

•	A decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs ($27 million). These bad debt expenses are recovered through rates and do not impact net income.

Other income decreased 33%, primarily due to a decrease in equity earnings from Iroquois.

Interest and related charges increased 29%, primarily due to higher interest expense on long-term debt resulting from a debt issuance in November 2015.

Income tax expense decreased 40%, primarily reflecting lower pre-tax income.

Liquidity and Capital Resources

Dominion depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

In September 2015, Dominion initiated a program to purchase from the market up to $50 million of common units representing limited partner interests in Dominion Midstream. The common units may be acquired by Dominion over the 12 month period following commencement of the program at the discretion of management. During the first quarter of 2016, Dominion purchased approximately 377,000 common units for $10 million. As of March 31, 2016, Dominion still has the ability to purchase $15 million of common units under the program.

Given the sufficiency of operating and other cash flows at the Dominion level, no dividends were declared or paid to Dominion by either Virginia Power or Dominion Gas during the first quarter.

At March 31, 2016, Dominion had $2.4 billion of unused capacity under its credit facilities.

A summary of Dominion’s cash flows is presented below:

	2016	2015
(millions)
Cash and cash equivalents at January 1	$607	$318
Cash flows provided by (used in):
Operating activities	1,192	1,131
Investing activities	(1,525)	(1,499)
Financing activities	(56)	325

Net decrease in cash and cash equivalents	(389)	(43)

Cash and cash equivalents at March 31	$218	$275

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased $61 million, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction and changes in other working capital items, partially offset by higher net margin collateral requirements and the impact from unfavorable weather in 2016.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of March 31, 2016 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$121	$75	$46
Non-investment grade(2)	2	—	2
No external ratings:
Internally rated—investment grade(3)	4	—	4
Internally rated—non-investment grade(4)	48	—	48

Total	$175	$75	$100

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 40% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 4% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 36% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased $26 million, primarily due to higher capital expenditures, partially offset by the absence of Dominion’s acquisition of DCG in 2015.

Financing Cash Flows and Liquidity

Dominion relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, the ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

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

Net cash used in Dominion’s financing activities was $56 million in 2016, as compared to net cash provided by financing activities of $325 million in 2015, primarily reflecting lower net debt issuances and a decrease in common stock issuances.

See Note 14 to the Consolidated Financial Statements in this report for further information regarding Dominion’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, there is a discussion on the use of capital markets by Dominion as well as the impact of credit ratings on the accessibility and costs of using these markets.

In March 2016, Fitch Ratings Ltd. and Standard & Poor’s changed the rating for Dominion’s junior subordinated debt securities to account for its inability to defer interest payments on the remarketed 2013 Series A RSNs. Junior subordinated debt securities with an interest deferral feature are rated one notch lower by Fitch Ratings Ltd. and Standard & Poor’s (BBB-) than junior subordinated debt securities without an interest deferral feature (BBB). See Note 14 to the Consolidated Financial Statements for a description of the remarketed notes.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, there is a discussion on the various covenants present in the enabling agreements underlying Dominion’s debt. As of March 31, 2016, there have been no material changes to debt covenants, nor any events of default under Dominion’s debt covenants. Pursuant to a waiver received in April 2016, the 65% maximum debt to total capital ratio in Dominion’s credit agreements will, with respect to Dominion only and upon closing of the Questar Combination, be temporarily increased to 70% until the end of the fourth fiscal quarter following closing (including the fiscal quarter in which the closing occurs).

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2016, there have been no material changes outside the ordinary course of business to Dominion’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Off-Balance Sheet Arrangements

As of March 31, 2016, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Environmental Matters

Dominion is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Item 3. Legal Proceedings in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, and Notes 12 and 15 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, and Note 12 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Electric Transmission Project

In March 2016, Virginia Power filed an application with the Virginia Commission for a CPCN to rebuild and operate in multiple Virginia counties approximately 33 miles of the existing 500 kV transmission line between the Cunningham switching station and the Dooms substation, along with associated station work. The total estimated cost of the project is approximately $59 million. This case is pending.

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

Commodity Price Risk

To manage price risk, Dominion and Virginia Power hold commodity-based derivative instruments held for non-trading purposes associated with purchases and sales of electricity, natural gas and other energy-related products and Dominion Gas holds commodity-based financial derivative instruments held for non-trading purposes associated with purchases and sales of natural gas and other energy-related products.

The derivatives used to manage commodity price risk are executed within established policies and procedures and may include instruments such as futures, forwards, swaps, options and FTRs that are sensitive to changes in the related commodity prices. For sensitivity analysis purposes, the hypothetical change in market prices of commodity-based derivative instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Prices and volatility are principally determined based on observable market prices.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $2 million and $24 million of Dominion’s commodity-based derivative instruments as of March 31, 2016 and December 31, 2015, respectively. The decline in sensitivity is largely due to decreased commodity derivative activity and lower commodity prices.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in the fair value of $41 million and $42 million of Virginia Power’s commodity-based derivative instruments as of March 31, 2016 and December 31, 2015, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $4 million and $5 million of Dominion Gas’ commodity-based derivative instruments as of March 31, 2016 and December 31, 2015, respectively.

The impact of a change in energy commodity prices on the Companies’ commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net losses from commodity-based financial derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction, such as revenue from physical sales of the commodity. Physical commodity-based derivative instruments will be recognized as a gross revenue or expense based upon the transaction price and volume.

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2016 or December 31, 2015.

The Companies may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges.

As of March 31, 2016, Dominion, Virginia Power and Dominion Gas had $3.9 billion, $1.8 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $58 million, $47 million and $1 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at March 31, 2016. As of December 31, 2015, Dominion, Virginia Power and Dominion Gas had $4.6 billion, $2.0 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $71 million, $52 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2015.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $28 million and $60 million for the three months ended March 31, 2016 and 2015, respectively, and $184 million for the year ended December 31, 2015. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $38 million for the three months ended March 31, 2016. Dominion recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on these investments of $3 million for the three months ended March 31, 2015 and $157 million for the year ended December 31, 2015.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $13 million and $17 million for the three months ended March 31, 2016 and 2015, respectively, and $88 million for the year ended December 31, 2015. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $23 million and $3 million for the three months ended March 31, 2016 and 2015, respectively, and a net decrease in unrealized gains on these investments of $76 million for the year ended December 31, 2015.

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

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

•	Notes 12 and 15 in this report, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

ITEM 1A. RISK FACTORS

The Companies businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/16-1/31/16	2,013	$67.64	—	19,629,059 shares/ $1.18 billion
2/1/16-2/29/16	105,109	70.17	—	19,629,059 shares/ $1.18 billion
3/1/16-3/31/16	447	69.99	—	19,629,059 shares/ $1.18 billion

Total	107,569	$70.12	—	19,629,059 shares/ $1.18 billion

(1)	In January, February and March 2016, 2,013 shares, 99,602 shares and 447 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock. In February 2016, 5,507 shares were retained to satisfy tax withholding obligations under Dominion’s Deferred Compensation Plan.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 17, 2015 (Exhibit 3.1, Form 8-K filed December 17, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489).	X

4.2	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Eighth Supplemental Indenture, dated March 7, 2016 (Exhibit 4.4, Form 8-K filed March 7, 2016, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

4.3	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Tenth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Twelfth Supplemental Indenture, dated January 1, 2006 (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Thirteenth Supplemental Indenture, dated as of January 1, 2006 (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Form of Seventeenth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2013 (Exhibit 4.3, Form 8-K filed August 15, 2013, File No. 1-2255); Twenty-Seventh Supplemental Indenture, dated February 1, 2014 (Exhibit 4.3, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Eighth Supplemental Indenture, dated February 1, 2014 (Exhibit 4.4, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Ninth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.3, Form 8-K filed May 13, 2015, File No. 1-02255); Thirtieth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.4, Form 8-K filed May 13, 2015, File No. 1-02255); Thirty-First Supplemental Indenture, dated January 1, 2016 (Exhibit 4.3, Form 8-K filed January 14, 2016, File No. 000-55337).	X	X

10.1*	2016 Performance Grant Plan under 2016 Long-Term Incentive Program approved January 21, 2016 (Exhibit 10.47, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489).	X	X	X

10.2*	Form of Restricted Stock Award Agreement under the 2016 Long-term Incentive Program approved January 21, 2016 (Exhibit 10.48, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489).	X	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Comprehensive Income (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

May 5, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 5, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION GAS HOLDINGS, LLC Registrant

May 5, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 17, 2015 (Exhibit 3.1, Form 8-K filed December 17, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489).	X

4.2	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Eighth Supplemental Indenture, dated March 7, 2016 (Exhibit 4.4, Form 8-K filed March 7, 2016, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

4.3	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Tenth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Twelfth Supplemental Indenture, dated January 1, 2006 (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Thirteenth Supplemental Indenture, dated as of January 1, 2006 (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Form of Seventeenth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2013 (Exhibit 4.3, Form 8-K filed August 15, 2013, File No. 1-2255); Twenty-Seventh Supplemental Indenture, dated February 1, 2014 (Exhibit 4.3, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Eighth Supplemental Indenture, dated February 1, 2014 (Exhibit 4.4, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Ninth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.3, Form 8-K filed May 13, 2015, File No. 1-02255); Thirtieth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.4, Form 8-K filed May 13, 2015, File No. 1-02255); Thirty-First Supplemental Indenture, dated January 1, 2016 (Exhibit 4.3, Form 8-K filed January 14, 2016, File No. 000-55337).	X	X

10.1*	2016 Performance Grant Plan under 2016 Long-Term Incentive Program approved January 21, 2016 (Exhibit 10.47, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489).	X	X	X

10.2*	Form of Restricted Stock Award Agreement under the 2016 Long-term Incentive Program approved January 21, 2016 (Exhibit 10.48, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489).	X	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement