Form 10-Q
period 2016-06-30
DOMINION RESOURCES INC /VA/; VIRGINIA ELECTRIC & POWER CO; Dominion Gas Holdings, LLC
filed 2016-08-03
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒                         Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Gas Holdings, LLC    Yes  ☐    No  ☒

At July 15, 2016, the latest practicable date for determination, Dominion Resources, Inc. had 625,763,030 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Resources, Inc. holds all of the membership interests of Dominion Gas Holdings, LLC.

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

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

2013 Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013

2014 Equity Units	Dominion’s 2014 Series A Equity Units issued in July 2014

AFUDC	Allowance for funds used during construction

AMR	Automated meter reading program deployed by East Ohio

AOCI	Accumulated other comprehensive income (loss)

APCo	Appalachian Power Company

AROs	Asset retirement obligations

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc.

BACT	Best available control technology

bcf	Billion cubic feet

Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia

Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion and Caiman Energy II, LLC

BREDL	Blue Ridge Environmental Defense League

Brunswick County	A 1,358 MW combined cycle, natural gas-fired power station in Brunswick County, Virginia

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CAISO	California Independent System Operator

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

CFO	Chief Financial Officer

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Columbia to Eastover Project	Project to provide 15,800 Dths/day of firm transportation service from an existing interconnect with Southern Natural Gas Company, LLC in Aiken County, South Carolina and provide for a receipt point change of 2,200 Dths/day under an existing contract from an existing interconnect with Transco in Cherokee County, South Carolina for a total 18,000 Dths/day, to a new delivery point for the International Paper Company at its pulp and paper mill known as the Eastover Plant in Richland County, South Carolina

Companies	Dominion, Virginia Power and Dominion Gas, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

CPCN	Certificate of Public Convenience and Necessity

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

DCG	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DEI	Dominion Energy, Inc.

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power and Dominion Gas) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Iroquois	Dominion Iroquois, Inc., which, as of May 2016, holds a 24.07% noncontrolling partnership interest in Iroquois

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC and DCG (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP, and its consolidated subsidiaries

DRS	Dominion Resources Services, Inc.

Abbreviation or Acronym	Definition

Dth	Dekatherm

DTI	Dominion Transmission, Inc.

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

EPA	Environmental Protection Agency

EPS	Earnings per share

FERC	Federal Energy Regulatory Commission

Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion and Four Brothers Holdings, LLC, a wholly-owned subsidiary of SunEdison

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Wind Energy North America Inc. in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	United States generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion and Granite Mountain Renewables, LLC, a wholly-owned subsidiary of SunEdison

Greensville County	An approximately 1,588 MW proposed natural gas-fired combined-cycle power station under construction in Greensville County, Virginia

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Hope

Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion and Iron Springs Renewables, LLC, a wholly-owned subsidiary of SunEdison

Iroquois	Iroquois Gas Transmission System, L.P.

ISO-NE	Independent System Operator New England

July 2016 hybrids	2016 Series A Enhanced Junior Subordinated Notes due 2076

June 2006 hybrids	2006 Series A Enhanced Junior Subordinated Notes due 2066

kV	Kilovolt

Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point

LNG	Liquefied natural gas

MATS	Utility Mercury and Air Toxics Standard Rule

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MGD	Million gallons a day

MISO	Midcontinent Independent Transmission System Operator, Inc.

MW	Megawatt

MWh	Megawatt hour

NedPower	A wind-turbine facility joint venture between Dominion and Shell Wind Energy, Inc. in Grant County, West Virginia

NGLs	Natural gas liquids

NOx	Nitrogen oxide

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

Ohio Commission	Public Utilities Commission of Ohio

Order 1000	Order issued by FERC adopting new requirements for electric transmission planning, cost allocation and development

PIPP	Percentage of Income Payment Plan deployed by East Ohio

PIR	Pipeline Infrastructure Replacement program deployed by East Ohio

PJM	PJM Interconnection, L.L.C.

ppb	Parts-per-billion

PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure to be deployed by Hope

PSD	Prevention of Significant Deterioration

Abbreviation or Acronym	Definition

Questar	The legal entity, Questar Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of Questar Corporation and its consolidated subsidiaries

Questar Combination	Agreement and plan of merger entered on January 31, 2016 between Dominion and Questar in which Questar will become a wholly-owned subsidiary of Dominion upon closing

REIT	Real estate investment trust

Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County

Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County

Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden

Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center

Rider T1	A rate adjustment clause to recover the difference between revenues produced from transmission rates included in base rates, and the new total revenue requirement developed annually for the rate years effective September 1

Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland, Scott Solar and Whitehouse

Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County

ROE	Return on equity

RSN	Remarketable subordinated note

Scott Solar	An approximately 17 MW proposed utility-scale solar power station in Powhatan County, Virginia

SEC	Securities and Exchange Commission

September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066

SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.

SunEdison	The legal entity, SunEdison, Inc., one or more of its consolidated subsidiaries (including Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of SunEdison, Inc. and its consolidated subsidiaries

Terra Nova Renewable Partners	A partnership between SunEdison and institutional investors advised by J.P. Morgan Asset Management-Global Real Assets

Three Cedars	Granite Mountain and Iron Springs, collectively

TransCanada	The legal entity, TransCanada Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of TransCanada Corporation and its consolidated subsidiaries

UAO	Unilateral Administrative Order

UEX Rider	Uncollectible Expense Rider deployed by East Ohio

VDEQ	Virginia Department of Environmental Quality

VEBA	Voluntary Employees’ Beneficiary Association

VIE	Variable interest entity

Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

VOC	Volatile organic compounds

Warren County	A 1,342 MW combined-cycle, natural gas-fired power station in Warren County, Virginia

Whitehouse	An approximately 20 MW proposed utility-scale solar power station in Louisa County, Virginia

Woodland	An approximately 19 MW proposed utility-scale solar power station in Isle of Wight County, Virginia

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions, except per share amounts)
Operating Revenue	$2,598	$2,747	$5,519	$6,156

Operating Expenses
Electric fuel and other energy-related purchases	551	591	1,185	1,544
Purchased electric capacity	45	90	113	184
Purchased gas	56	111	175	361
Other operations and maintenance	665	709	1,368	1,311
Depreciation, depletion and amortization	361	339	712	682
Other taxes	139	134	303	299

Total operating expenses	1,817	1,974	3,856	4,381

Income from operations	781	773	1,663	1,775

Other income	72	56	126	116
Interest and related charges	239	221	465	444

Income from operations including noncontrolling interests before income tax expense	614	608	1,324	1,447
Income tax expense	152	190	331	489

Net Income Including Noncontrolling Interests	462	418	993	958
Noncontrolling Interests	10	5	17	9

Net Income Attributable to Dominion	$452	$413	$976	$949

Earnings Per Common Share
Net income attributable to Dominion - Basic	$0.73	$0.70	$1.61	$1.61
Net income attributable to Dominion - Diluted	0.73	0.70	1.61	1.60

Dividends Declared Per Common Share	$0.7000	$0.6475	$1.4000	$1.2950

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Net income including noncontrolling interests	$462	$418	$993	$958
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(11)	92	42	34
Changes in unrealized net gains (losses) on investment securities(2)	26	(11)	41	4
Changes in unrecognized pension and other postretirement benefit costs(3)	—	3	—	3
Amounts reclassified to net income:
Net derivative gains-hedging activities(4)	(44)	(61)	(107)	(2)
Net realized gains on investment securities(5)	(8)	(12)	(10)	(33)
Net pension and other postretirement benefit costs(6)	8	12	16	25
Changes in other comprehensive loss from equity method investees(7)	(1)	—	(1)	(1)

Total other comprehensive income (loss)	(30)	23	(19)	30

Comprehensive income including noncontrolling interests	432	441	974	988
Comprehensive income attributable to noncontrolling interests	10	5	17	9

Comprehensive income attributable to Dominion	$422	$436	$957	$979

(1)	Net of $7 million and $(59) million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $(26) million and $(19) million tax for the six months ended June 30, 2016 and 2015, respectively.
(2)	Net of $(15) million and $6 million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $(25) million and $(5) million tax for the six months ended June 30, 2016 and 2015, respectively.
(3)	Net of $— million and $3 million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $—- million and $3 million tax for the six months ended June 30, 2016 and 2015, respectively.
(4)	Net of $28 million and $41 million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $67 million and $2 million tax for the six months ended June 30, 2016 and 2015, respectively.
(5)	Net of $5 million and $8 million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $6 million and $20 million tax for the six months ended June 30, 2016 and 2015, respectively.
(6)	Net of $(6) million and $(9) million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $(12) million and $(18) million tax for the six months ended June 30, 2016 and 2015, respectively.
(7)	Net of $— million and $1 million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $— million and $1 million tax for the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$377	$607
Restricted cash and cash equivalents	516	17
Customer receivables (less allowance for doubtful accounts of $19 and $32)	1,140	1,200
Other receivables (less allowance for doubtful accounts of $3 and $2)	139	169
Inventories	1,351	1,348
Prepayments	143	198
Other	477	650

Total current assets	4,143	4,189

Investments
Nuclear decommissioning trust funds	4,331	4,183
Investment in equity method affiliates	1,372	1,320
Other	277	271

Total investments	5,980	5,774

Property, Plant and Equipment
Property, plant and equipment	60,490	57,776
Accumulated depreciation, depletion and amortization	(16,808)	(16,222)

Total property, plant and equipment, net	43,682	41,554

Deferred Charges and Other Assets
Goodwill	3,294	3,294
Pension and other postretirement benefit assets	1,017	943
Regulatory assets	2,150	1,865
Other	1,103	1,029

Total deferred charges and other assets	7,564	7,131

Total assets	$61,369	$58,648

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2016	December 31, 2015(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,348	$1,825
Short-term debt	3,437	3,509
Accounts payable	589	726
Accrued interest, payroll and taxes	561	515
Other(2)	1,331	1,544

Total current liabilities	7,266	8,119

Long-Term Debt
Long-term debt	21,406	20,048
Junior subordinated notes	2,399	1,340
Remarketable subordinated notes	982	2,080

Total long-term debt	24,787	23,468

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,666	7,414
Asset retirement obligations	1,941	1,887
Regulatory liabilities	2,318	2,285
Other	1,939	1,873

Total deferred credits and other liabilities	13,864	13,459

Total liabilities	45,917	45,046

Commitments and Contingencies (see Note 15)
Equity
Common stock – no par(3)	8,160	6,680
Retained earnings	6,585	6,458
Accumulated other comprehensive loss	(493)	(474)

Total common shareholders’ equity	14,252	12,664

Noncontrolling interests	1,200	938

Total equity	15,452	13,602

Total liabilities and equity	$61,369	$58,648

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 3 for amounts attributable to related parties.
(3)	1 billion shares authorized; 617 million shares and 596 million shares outstanding at June 30, 2016 and December 31, 2015, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Dominion Shareholders
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions)
December 31, 2015	596	$6,680	$6,458	$(474)	$12,664	$938	$13,602

Net income including noncontrolling interests			976		976	17	993
Contributions from SunEdison to Four Brothers and Three Cedars					—	162	162
Sale of interest in merchant solar projects		22			22	117	139
Purchase of Dominion Midstream common units		(2)			(2)	(11)	(13)
Issuance of common stock	21	1,458			1,458		1,458
Stock awards (net of change in unearned compensation)		6			6		6
Dividends and distributions			(849)		(849)	(23)	(872)
Other comprehensive loss, net of tax				(19)	(19)		(19)
Other		(4)			(4)		(4)

June 30, 2016	617	$8,160	$6,585	$(493)	$14,252	$1,200	$15,452

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2016	2015
(millions)
Operating Activities
Net income including noncontrolling interests	$993	$958
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	853	822
Deferred income taxes and investment tax credits	275	399
Gains on the sales of assets and equity method investment in Iroquois	(45)	(71)
Other adjustments	(27)	(18)
Changes in:
Accounts receivable	82	214
Inventories	(3)	47
Deferred fuel and purchased gas costs, net	114	28
Prepayments	55	47
Accounts payable	(92)	(173)
Accrued interest, payroll and taxes	46	(41)
Margin deposit assets and liabilities	(13)	186
Other operating assets and liabilities	(220)	(238)

Net cash provided by operating activities	2,018	2,160

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(3,160)	(2,370)
Acquisition of solar development projects	—	(230)
Acquisition of DCG	—	(497)
Proceeds from sales of securities	709	580
Purchases of securities	(752)	(553)
Restricted cash and cash equivalents	(500)	—
Proceeds from assignments of shale development rights	5	28
Other	(27)	(42)

Net cash used in investing activities	(3,725)	(3,084)

Financing Activities
Repayment of short-term debt, net	(72)	(153)
Repayment and repurchase of short-term notes	(600)	—
Issuance of long-term debt	1,930	1,200
Repayment and repurchase of long-term debt	(500)	(8)
Proceeds from sale of interest in merchant solar projects	117	—
Contributions from SunEdison to Four Brothers and Three Cedars	162	—
Issuance of common stock	1,458	647
Common dividend payments	(849)	(765)
Other	(169)	(44)

Net cash provided by financing activities	1,477	877

Decrease in cash and cash equivalents	(230)	(47)
Cash and cash equivalents at beginning of period	607	318

Cash and cash equivalents at end of period	$377	$271

Supplemental Cash Flow Information
Significant noncash investing and financing activities(1):
Accrued capital expenditures	$257	$319

(1)	See Note 14 for noncash financing activities related to the remarketing of RSNs.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Operating Revenue(1)	$1,776	$1,813	$3,666	$3,950

Operating Expenses
Electric fuel and other energy-related purchases(1)	475	497	1,011	1,307
Purchased electric capacity	45	90	113	184
Other operations and maintenance:
Affiliated suppliers	64	69	165	144
Other	322	376	671	697
Depreciation and amortization	247	231	495	469
Other taxes	70	69	144	143

Total operating expenses	1,223	1,332	2,599	2,944

Income from operations	553	481	1,067	1,006

Other income	18	21	34	36
Interest and related charges	113	108	227	216

Income before income tax expense	458	394	874	826
Income tax expense	178	148	331	311

Net Income	$280	$246	$543	$515

(1)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Net income	$280	$246	$543	$515
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(6)	7	(15)	3
Changes in unrealized net gains on nuclear decommissioning trust funds(2)	3	—	6	1
Amounts reclassified to net income:
Net derivative losses-hedging activities(3)	—	—	—	1
Net realized gains on nuclear decommissioning trust funds(4)	(1)	(2)	(1)	(3)

Total other comprehensive income (loss)	(4)	5	(10)	2

Comprehensive income	$276	$251	$533	$517

(1)	Net of $4 million and $(4) million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $9 million and $(2) million tax for the six months ended June 30, 2016 and 2015, respectively.
(2)	Net of $(3) million and $1 million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $(4) million and $— million tax for the six months ended June 30, 2016 and 2015, respectively.
(3)	Net of $— million tax for both the three months ended June 30, 2016 and 2015, and net of $(1) million and $— million tax for the six months ended June 30, 2016 and 2015, respectively.
(4)	Net of $1 million tax for both the three months ended June 30, 2016 and 2015, and net of $1 million tax for both the six months ended June 30, 2016 and 2015.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$61	$18
Customer receivables (less allowance for doubtful accounts of $13 and $27)	837	822
Other receivables (less allowance for doubtful accounts of $1 at both dates)	79	109
Affiliated receivables	2	296
Inventories (average cost method)	860	873
Prepayments	73	38
Regulatory assets	193	326
Other(2)	39	22

Total current assets	2,144	2,504

Investments
Nuclear decommissioning trust funds	2,030	1,945
Other	4	3

Total investments	2,034	1,948

Property, Plant and Equipment
Property, plant and equipment	38,734	37,639
Accumulated depreciation and amortization	(12,076)	(11,708)

Total property, plant and equipment, net	26,658	25,931

Deferred Charges and Other Assets
Regulatory assets	966	667
Other(2)	591	515

Total deferred charges and other assets	1,557	1,182

Total assets	$32,393	$31,565

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2016	December 31, 2015(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$99	$476
Short-term debt	1,423	1,656
Accounts payable	311	366
Payables to affiliates	74	73
Affiliated current borrowings	—	376
Accrued interest, payroll and taxes	229	190
Regulatory liabilities	112	35
Other(2)	585	558

Total current liabilities	2,833	3,730

Long-Term Debt	9,562	8,892

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,885	4,654
Asset retirement obligations	1,154	1,104
Regulatory liabilities	1,956	1,929
Other(2)	829	615

Total deferred credits and other liabilities	8,824	8,302

Total liabilities	21,219	20,924

Commitments and Contingencies (see Note 15)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	4,293	3,750
Accumulated other comprehensive income	30	40

Total common shareholder’s equity	11,174	10,641

Total liabilities and shareholder’s equity	$32,393	$31,565

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at June 30, 2016 and December 31, 2015.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2016	2015
(millions)
Operating Activities
Net income	$543	$515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	589	555
Deferred income taxes and investment tax credits	228	13
Other adjustments	(11)	(6)
Changes in:
Accounts receivable	7	40
Affiliated receivables and payables	295	1
Inventories	13	25
Prepayments	(35)	229
Deferred fuel expenses, net	105	(9)
Accounts payable	(10)	(9)
Accrued interest, payroll and taxes	39	38
Other operating assets and liabilities	(61)	2

Net cash provided by operating activities	1,702	1,394

Investing Activities
Plant construction and other property additions	(1,226)	(1,292)
Purchases of nuclear fuel	(78)	(67)
Proceeds from sales of securities	347	209
Purchases of securities	(373)	(222)
Other	(6)	(27)

Net cash used in investing activities	(1,336)	(1,399)

Financing Activities
Issuance (repayment) of short-term debt, net	(233)	80
Repayment of affiliated current borrowings, net	(376)	(427)
Issuance of long-term debt	750	700
Repayment of long-term debt	(457)	(6)
Common dividend payments to parent	—	(270)
Other	(7)	(5)

Net cash provided by (used in) financing activities	(323)	72

Increase in cash and cash equivalents	43	67
Cash and cash equivalents at beginning of period	18	15

Cash and cash equivalents at end of period	$61	$82

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$142	$117

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Operating Revenue(1)	$368	$395	$799	$926

Operating Expenses
Purchased gas(1)	16	21	50	95
Other energy-related purchases	1	7	4	13
Other operations and maintenance:
Affiliated suppliers	16	17	43	38
Other	58	107	155	160
Depreciation and amortization	52	53	95	104
Other taxes	39	37	91	92

Total operating expenses	182	242	438	502

Income from operations	186	153	361	424

Other income	9	4	15	13
Interest and related charges	23	18	45	35

Income from operations before income taxes	172	139	331	402
Income tax expense	67	54	128	156

Net Income	$105	$85	$203	$246

(1)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Net income	$105	$85	$203	$246
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(9)	3	(15)	(1)
Amounts reclassified to net income:
Net derivative gains-hedging activities(2)	—	(1)	(2)	(1)
Net pension and other postretirement benefit costs(3)	1	1	1	2

Total other comprehensive income (loss)	(8)	3	(16)	—

Comprehensive income	$97	$88	$187	$246

(1)	Net of $4 million and $(1) million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $8 million and $1 million tax for the six months ended June 30, 2016 and 2015, respectively.
(2)	Net of $(2) million and $— million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $— million tax for both the six months ended June 30, 2016 and 2015.
(3)	Net of $— million and $(1) million tax for the three months ended June 30, 2016 and 2015, respectively, and net of $(1) million and $(2) million tax for the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$226	$13
Customer receivables (less allowance for doubtful accounts of $1 at both dates)(2)	176	219
Other receivables (less allowance for doubtful accounts of $2 at both dates)(2)	11	7
Affiliated receivables	6	98
Inventories	90	78
Prepayments	59	88
Other(2)	56	63

Total current assets	624	566

Investments	99	104

Property, Plant and Equipment
Property, plant and equipment	10,053	9,693
Accumulated depreciation and amortization	(2,766)	(2,690)

Total property, plant and equipment, net	7,287	7,003

Deferred Charges and Other Assets
Goodwill	542	542
Pension and other postretirement benefit assets(2)	1,579	1,510
Other(2)	604	583

Total deferred charges and other assets	2,725	2,635

Total assets	$10,735	$10,308

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2016	December 31, 2015(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$400	$400
Short-term debt	238	391
Accounts payable	124	201
Payables to affiliates	17	22
Affiliated current borrowings	—	95
Accrued interest, payroll and taxes	155	183
Other(2)	161	183

Total current liabilities	1,095	1,475

Long-Term Debt	3,541	2,869

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,331	2,214
Other(2)	412	432

Total deferred credits and other liabilities	2,743	2,646

Total liabilities	7,379	6,990

Commitments and Contingencies (see Note 15)
Equity
Membership interests	3,471	3,417
Accumulated other comprehensive loss(2)	(115)	(99)

Total equity	3,356	3,318

Total liabilities and equity	$10,735	$10,308

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2016	2015
(millions)
Operating Activities
Net income	$203	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on the sales of assets and equity method investment in Iroquois	(45)	(71)
Depreciation and amortization	95	104
Deferred income taxes and investment tax credits	125	55
Other adjustments	4	—
Changes in:
Accounts receivable	39	106
Affiliated receivables and payables	87	(15)
Deferred purchased gas costs, net	11	28
Prepayments	29	111
Accounts payable	(75)	(132)
Accrued interest, payroll and taxes	(28)	(54)
Other operating assets and liabilities	(120)	(85)

Net cash provided by operating activities	325	293

Investing Activities
Plant construction and other property additions	(393)	(292)
Proceeds from sale of equity method investment in Iroquois	7	—
Proceeds from assignments of shale development rights	5	28
Other	(5)	(6)

Net cash used in investing activities	(386)	(270)

Financing Activities
Issuance (repayment) of short-term debt, net	(153)	360
Issuance of long-term debt	680	—
Repayment of affiliated current borrowings, net	(95)	(216)
Distribution payments to parent	(150)	(164)
Other	(8)	(1)

Net cash provided by (used in) financing activities	274	(21)

Increase in cash and cash equivalents	213	2
Cash and cash equivalents at beginning of period	13	9

Cash and cash equivalents at end of period	$226	$11

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$42	$37

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Gas. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Dominion Gas is a holding company that conducts business activities through a regulated interstate natural gas transmission pipeline and underground storage system in the Northeast, mid-Atlantic and Midwest states, regulated gas transportation and distribution operations in Ohio, and gas gathering and processing activities primarily in West Virginia, Ohio and Pennsylvania. Dominion Gas’ principal wholly-owned subsidiaries are DTI, East Ohio and Dominion Iroquois. In August 2016, DTI transferred its gathering and processing facilities to Dominion Gathering and Processing, Inc., a newly-formed wholly-owned subsidiary of Dominion Gas.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of June 30, 2016, their results of operations for the three and six months ended June 30, 2016 and 2015, their cash flows for the six months ended June 30, 2016 and 2015 and Dominion’s statement of equity for the six months ended June 30, 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. As of June 30, 2016, Dominion owns the general partner and 64.8% of the limited partner interests in Dominion Midstream. The public’s ownership interest in Dominion Midstream is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. Also, as of June 30, 2016, Dominion owns 50% of the units in and consolidates Four Brothers and Three Cedars. SunEdison’s ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners’ 33% interest in certain Dominion merchant solar projects, is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. See Note 3 for further information on transactions with SunEdison.

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

Note 3. Acquisitions and Dispositions

Dominion

Proposed Acquisition of Questar

Pursuant to the terms of the Questar Combination announced in February 2016, upon closing, each share of Questar common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $25 in cash per share, or approximately $4.4 billion in total. In addition, Questar’s debt, which currently totals approximately $1.5 billion is expected to remain outstanding. Dominion entered into agreements with several of its lending banks pursuant to which they have unfunded financing commitments to provide a $3.9 billion acquisition facility. In connection with receipt of proceeds from Dominion’s issuance of common stock, the acquisition facility was reduced from $3.9 billion to $3.14 billion in April 2016. See Note 14 for more information. At June 30, 2016, $500 million of such proceeds are included in restricted cash and cash equivalents in Dominion’s Consolidated Balance Sheets. Dominion intends to permanently finance the transaction in a manner that supports its existing credit ratings targets by issuing a combination of common stock, mandatory convertibles and debt at Dominion, and indirectly through the issuance of securities at Dominion Midstream, the proceeds of which will be applied to pay Dominion for certain assets of Questar, which are, subject to relevant approvals, expected to be contributed to Dominion Midstream.

The transaction requires approval of Questar’s shareholders and clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act. In February 2016, the Federal Trade Commission granted antitrust approval of the Questar Combination under the Hart-Scott-Rodino Act. In March 2016, Questar and Dominion filed for review and approval, as required, from the Utah Public Service Commission and the Wyoming Public Service Commission, and provided information regarding the transaction to the Idaho Public Utilities Commission. In May 2016, Questar’s shareholders voted to approve the Questar Combination. The Questar Combination contains certain termination rights for both Dominion and Questar, and provides that, upon termination of the Questar Combination under specified circumstances, Dominion would be required to pay a termination fee of $154 million to Questar and Questar would be required to pay Dominion a termination fee of $99 million. Subject to any remaining required regulatory approvals and meeting closing conditions, Dominion targets closing by the end of 2016.

Non-Wholly-Owned Merchant Solar Projects

Acquisitions of Four Brothers and Three Cedars

In June 2015, Dominion acquired 50% of the units in Four Brothers from SunEdison for $64 million of consideration, consisting of $2 million in cash and a $62 million payable. As of June 30, 2016, an $11 million payable is included in other current liabilities in Dominion’s Consolidated Balance Sheets. Four Brothers’ purpose is to develop and operate four solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $730 million to construct, including the initial acquisition cost. Dominion is obligated to contribute $445 million of capital to fund the construction of the projects and has contributed $370 million through June 30, 2016. The facilities are expected to begin commercial operations by the end of the third quarter of 2016, with generating capacity of approximately 320 MW.

In September 2015, Dominion acquired 50% of the units in Three Cedars from SunEdison for $43 million of consideration, consisting of $6 million in cash and a $37 million payable. As of June 30, 2016, a $7 million payable is included in other current liabilities in Dominion’s Consolidated Balance Sheets. Three Cedars’ purpose is to develop and operate three solar projects located in Utah, which will produce and sell electricity and renewable energy credits. The projects are expected to cost approximately $425 million to construct. Dominion is obligated to contribute $276 million of capital to fund the construction of the projects and has contributed $223 million through June 30, 2016. The facilities are expected to begin commercial operations by the end of the third quarter of 2016, with generating capacity of approximately 210 MW.

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

Dominion has assumed the majority of the agreements to provide administrative and support services in connection with construction of the projects, operations and maintenance of the facilities and technical management services of the solar facilities. Costs related to services to be provided under these agreements were immaterial for the six months ended June 30, 2016. Subsequent to Dominion’s acquisition of Four Brothers and Three Cedars through June 30, 2016, SunEdison made contributions to Four Brothers and Three Cedars of $265 million in aggregate, which are reflected as noncontrolling interests in Dominion’s Consolidated Balance Sheets.

In April 2016, SunEdison filed for Chapter 11 bankruptcy; however, this is not expected to have a material adverse effect on Dominion, Four Brothers or Three Cedars.

Wholly-Owned Merchant Solar Projects

The following table presents significant completed acquisitions of wholly-owned merchant solar projects by Dominion in the second quarter of 2015. Long-term power purchase, interconnection and operation and maintenance agreements have been executed for all of the projects. Dominion has claimed federal investment tax credits on the projects. These projects are included in the Dominion Generation operating segment.

Completed Acquisition Date	Seller	Number of Projects	Project Location	Project Name(s)	Initial Acquisition Cost (millions)(1)	Project Cost (millions)(2)	Date of Commercial Operations	MW Capacity
April 2015	EC&R NA Solar PV, LLC	1	California	Alamo	$66	$66	May 2015	20
April 2015	EDF Renewable Development, Inc.	3	California	Cottonwood(3)	106	106	May 2015	24
June 2015	EDF Renewable Development, Inc.	1	California	Catalina 2	68	68	July 2015	18

(1)	The purchase price was primarily allocated to Property, Plant and Equipment.
(2)	Includes acquisition cost.
(3)	One of the projects, Marin Carport, began commercial operations in 2016.

Sale of Interest in Merchant Solar Projects

In September 2015, Dominion signed an agreement to sell a noncontrolling interest (consisting of 33% of the equity interests) in all of its then currently wholly-owned merchant solar projects, 24 solar projects totaling approximately 425 MW, to SunEdison, including projects discussed in the table above. In December 2015, the sale of interest in 15 of the solar projects closed for $184 million with the sale of interest in the remaining projects completed in January 2016 for $117 million. Upon closing, SunEdison sold its interest in these projects to Terra Nova Renewable Partners. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred as of June 30, 2016 nor are expected to occur in the remainder of 2016.

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

Dominion Gas

Assignments of Shale Development Rights

In December 2013, Dominion Gas closed an agreement with a natural gas producer to convey over time approximately 79,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for payments to Dominion Gas, subject to customary adjustments, of up to approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In March 2015, Dominion Gas and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of approximately 9,000 acres of Marcellus Shale development rights and a two year extension of the term of the original agreement. The conveyance of development rights resulted in the recognition of $43 million ($27 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. In April 2016, Dominion Gas and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of a 32% partial interest in the remaining approximately 70,000 acres. This conveyance resulted in the recognition of the remaining $35 million ($21 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

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

In November 2014, Dominion Gas closed on an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. In connection with that agreement, in January 2016, Dominion Gas conveyed approximately 2,000 acres of Marcellus Shale development rights and received proceeds of $5 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax) gain, included in other operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. Also in connection with that agreement, in July 2016, Dominion Gas conveyed to a natural gas producer approximately 2,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields and received proceeds of $5 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax) gain.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Dominion
Electric sales:
Regulated	$1,718	$1,779	$3,560	$3,891
Nonregulated	335	351	724	757
Gas sales:
Regulated	26	31	91	147
Nonregulated	54	87	172	295
Gas transportation and storage	369	385	784	856
Other	96	114	188	210

Total operating revenue	$2,598	$2,747	$5,519	$6,156

Virginia Power
Regulated electric sales	$1,718	$1,779	$3,560	$3,891
Other	58	34	106	59

Total operating revenue	$1,776	$1,813	$3,666	$3,950

Dominion Gas
Gas sales:
Regulated	$12	$21	$41	$78
Nonregulated	6	1	7	4
Gas transportation and storage	301	321	652	733
NGL revenue	9	22	26	51
Other	40	30	73	60

Total operating revenue	$368	$395	$799	$926

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory United States federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion		Virginia Power		Dominion Gas
Six Months Ended June 30,	2016	2015	2016	2015	2016	2015
United States statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.3	3.3	4.0	3.8	3.8	3.9
Investment tax credits	(9.9)	(2.7)	—	—	—	—
Production tax credits	(0.8)	(0.8)	(0.6)	(0.5)	—	—
State legislative change	(1.3)	—	—	—	—	—
Other, net	(2.3)	(1.0)	(0.5)	(0.7)	(0.1)	—

Effective tax rate	25.0%	33.8%	37.9%	37.6%	38.7%	38.9%

As of June 30, 2016, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions, except EPS)
Net income attributable to Dominion	$452	$413	$976	$949

Average shares of common stock outstanding – Basic	615.6	591.5	606.1	589.7
Net effect of dilutive securities(1)	1.4	1.0	1.5	1.5

Average shares of common stock outstanding – Diluted	617.0	592.5	607.6	591.2

Earnings Per Common Share – Basic	$0.73	$0.70	$1.61	$1.61
Earnings Per Common Share – Diluted	$0.73	$0.70	$1.61	$1.60

(1)	Dilutive securities consist primarily of the 2013 Equity Units. See Note 14 in this report and Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015 for more information.

The 2014 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2016 and 2015, as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income

Dominion

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives- Hedging Activities	Unrealized Gains and Losses on Investment Securities	Unrecognized Pension and Other Postretirement Benefit Costs	Other Comprehensive Income (Loss) From Equity Method Investee	Total
(millions)
Three Months Ended June 30, 2016
Beginning balance	$(186)	$517	$(789)	$(5)	$(463)
Other comprehensive income before reclassifications: gains (losses)	(11)	26	—	(1)	14
Amounts reclassified from AOCI(1): (gains) losses	(44)	(8)	8	—	(44)

Net current-period other comprehensive income (loss)	(55)	18	8	(1)	(30)

Ending balance	$(241)	$535	$(781)	$(6)	$(493)

Three Months Ended June 30, 2015
Beginning balance	$(177)	$542	$(769)	$(5)	$(409)
Other comprehensive income before reclassifications: gains (losses)	92	(11)	3	—	84
Amounts reclassified from AOCI(1): (gains) losses	(61)	(12)	12	—	(61)

Net current-period other comprehensive income (loss)	31	(23)	15	—	23

Ending balance	$(146)	$519	$(754)	$(5)	$(386)

Six Months Ended June 30, 2016
Beginning balance	$(176)	$504	$(797)	$(5)	$(474)
Other comprehensive income before reclassifications: gains (losses)	42	41	—	(1)	82
Amounts reclassified from AOCI(1): (gains) losses	(107)	(10)	16	—	(101)

Net current-period other comprehensive income (loss)	(65)	31	16	(1)	(19)

Ending balance	$(241)	$535	$(781)	$(6)	$(493)

Six Months Ended June 30, 2015
Beginning balance	$(178)	$548	$(782)	$(4)	$(416)
Other comprehensive income before reclassifications: gains (losses)	34	4	3	(1)	40
Amounts reclassified from AOCI(1): (gains) losses	(2)	(33)	25	—	(10)

Net current-period other comprehensive income (loss)	32	(29)	28	(1)	30

Ending balance	$(146)	$519	$(754)	$(5)	$(386)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(87)	Operating revenue
	2	Purchased gas
	3	Electric fuel and other energy-related purchases
Interest rate contracts	8	Interest and related charges
Foreign currency contracts	2	Other income
	(72)
Tax	28	Income tax expense

	$(44)

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(20)	Other income
Impairment	7	Other income

	(13)
Tax	5	Income tax expense

	$(8)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	17	Other operations and maintenance

	14
Tax	(6)	Income tax expense

	$8

Three Months Ended June 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(107)	Operating revenue
	2	Purchased gas
Interest rate contracts	3	Interest and related charges

	(102)
Tax	41	Income tax expense

	$(61)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(25)	Other income
Impairment	5	Other income

	(20)
Tax	8	Income tax expense

	$(12)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	24	Other operations and maintenance

	21
Tax	(9)	Income tax expense

	$12

Six Months Ended June 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(201)	Operating revenue
	8	Purchased gas
	6	Electric fuel and other energy-related purchases
Interest rate contracts	11	Interest and related charges
Foreign currency contracts	2	Other income

	(174)
Tax	67	Income tax expense

	$(107)

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(30)	Other income
Impairment	14	Other income

	(16)
Tax	6	Income tax expense

	$(10)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(7)	Other operations and maintenance
Actuarial (gains) losses	35	Other operations and maintenance

	28
Tax	(12)	Income tax expense

	$16

Six Months Ended June 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(15)	Operating revenue
	7	Purchased gas
	(1)	Electric fuel and other energy-related purchases
Interest rate contracts	5	Interest and related charges

	(4)
Tax	2	Income tax expense

	$(2)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(64)	Other income
Impairment	11	Other income

	(53)
Tax	20	Income tax expense

	$(33)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(6)	Other operations and maintenance
Actuarial (gains) losses	49	Other operations and maintenance

	43
Tax	(18)	Income tax expense

	$25

Dominion Gas

The following table presents Dominion Gas’ changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives- Hedging Activities	Unrecognized Pension and Other Postretirement Benefit Costs	Total
(millions)
Three Months Ended June 30, 2016
Beginning balance	$(25)	$(82)	$(107)
Other comprehensive income before reclassifications: losses	(9)	—	(9)
Amounts reclassified from AOCI(1): losses	—	1	1

Net current-period other comprehensive income (loss)	(9)	1	(8)

Ending balance	$(34)	$(81)	$(115)

Three Months Ended June 30, 2015
Beginning balance	$(24)	$(65)	$(89)
Other comprehensive income before reclassifications: gains	3	—	3
Amounts reclassified from AOCI(1): (gains) losses	(1)	1	—

Net current-period other comprehensive income	2	1	3

Ending balance	$(22)	$(64)	$(86)

Six Months Ended June 30, 2016
Beginning balance	$(17)	$(82)	$(99)
Other comprehensive income before reclassifications: losses	(15)	—	(15)
Amounts reclassified from AOCI(1): (gains) losses	(2)	1	(1)

Net current-period other comprehensive income (loss)	(17)	1	(16)

Ending balance	$(34)	$(81)	$(115)

Six Months Ended June 30, 2015
Beginning balance	$(20)	$(66)	$(86)
Other comprehensive income before reclassifications: losses	(1)	—	(1)
Amounts reclassified from AOCI(1): (gains) losses	(1)	2	1

Net current-period other comprehensive income (loss)	(2)	2	—

Ending balance	$(22)	$(64)	$(86)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Gas’ reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Foreign currency contracts	$2	Other income

	2
Tax	(2)	Income tax expense

	$—

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$1	Other operations and maintenance

	1
Tax	—	Income tax expense

	$1

Three Months Ended June 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(1)	Operating revenue

	(1)
Tax	—	Income tax expense

	$(1)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Six Months Ended June 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(4)	Operating revenue
Foreign currency contracts	2	Other income

	(2)
Tax	—	Income tax expense

	$(2)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Six Months Ended June 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(1)	Operating revenue

	(1)
Tax	—	Income tax expense

	$(1)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$4	Other operations and maintenance

	4
Tax	(2)	Income tax expense

	$2

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. See Note 9 in this report for further information about the Companies’ derivatives and hedge accounting activities.

Dominion and Dominion Gas apply fair value measurements to foreign currency swaps used to manage the foreign currency exchange rate risk related to interest and principal payments denominated in foreign currencies. These swaps are designated as cash flow hedges for accounting purposes and are categorized as Level 2.

The inputs and assumptions used in measuring the fair value for foreign currency swaps include the following:

•	Foreign currency forward exchange rates

•	Credit quality of counterparties and the Companies

•	Notional value

•	Credit enhancements

•	Time value

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

The following table presents Dominion’s quantitative information about Level 3 fair value measurements at June 30, 2016. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads and price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$123	Discounted cash flow	Market price (per Dth)(3)	(2) - 7	—
			Credit spread(4)	1% - 6%	3%
FTRs	6	Discounted cash flow	Market price (per MWh)(3)	(8) - 3	1
Physical and financial options:
Natural gas	8	Option model	Market price (per Dth)(3)	2 - 7	4
			Price volatility(5)	20% - 42%	25%

Total assets	$137

Liabilities
Physical and financial forwards and futures:
Natural gas(2)	$5	Discounted cash flow	Market price (per Dth)(3)	(1) - 4	3
FTRs	7	Discounted cash flow	Market price (per MWh)(3)	(2) - 5	1
Physical and financial options:
Natural gas	1	Option model	Market price (per Dth)(3)	2 - 4	3
			Price volatility(5)	29% - 42%	36%

Total liabilities	$13

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.
(5)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2016
Assets
Derivatives:
Commodity	$—	$192	$137	$329
Interest rate	—	25	—	25
Investments(1):
Equity securities:
United States:
Large cap	2,617	—	—	2,617
Other	5	—	—	5
REIT	72	—	—	72
Non-United States:
Large cap	10	—	—	10
Fixed income:
Corporate debt instruments	—	498	—	498
United States Treasury securities and agency debentures	462	236	—	698
State and municipal	—	364	—	364
Other	—	112	—	112
Cash equivalents and other	5	—	—	5

Total assets	$3,171	$1,427	$137	$4,735

Liabilities
Derivatives:
Commodity	$—	$87	$13	$100
Interest rate	—	366	—	366
Foreign currency	—	7	—	7

Total liabilities	$—	$460	$13	$473

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2015
Assets
Derivatives:
Commodity	$1	$249	$114	$364
Interest rate	—	24	—	24
Investments(1):
Equity securities:
United States:
Large cap	2,547	—	—	2,547
Other	5	—	—	5
REIT	63	—	—	63
Non-United States:
Large cap	10	—	—	10
Fixed income:
Corporate debt instruments	—	437	—	437
United States Treasury securities and agency debentures	458	201	—	659
State and municipal	—	376	—	376
Other	—	100	—	100
Cash equivalents and other	2	2	—	4

Total assets	$3,086	$1,389	$114	$4,589

Liabilities
Derivatives:
Commodity	$—	$141	$19	$160
Interest rate	—	183	—	183

Total liabilities	$—	$324	$19	$343

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Beginning balance	$109	$76	$95	$107
Total realized and unrealized gains (losses):
Included in earnings	(10)	(5)	(17)	10
Included in other comprehensive income (loss)	—	(1)	3	(12)
Included in regulatory assets/liabilities	15	(5)	32	(29)
Settlements	10	6	18	(8)
Transfers out of Level 3	—	—	(7)	3

Ending balance	$124	$71	$124	$71

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended June 30, 2016 and 2015.

	Operating Revenue	Electric Fuel and Other Energy- Related Purchases	Total
(millions)
Three Months Ended June 30, 2016
Total gains (losses) included in earnings	$—	$(10)	$(10)

Three Months Ended June 30, 2015
Total gains (losses) included in earnings	$—	$(5)	$(5)

Six Months Ended June 30, 2016
Total gains (losses) included in earnings	$—	$(17)	$(17)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	—	—	—

Six Months Ended June 30, 2015
Total gains (losses) included in earnings	$2	$8	$10
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	(1)	—

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at June 30, 2016. The range and weighted average are presented in dollars for market price inputs and percentages for credit spreads and price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$121	Discounted cash flow	Market price (per Dth)(3)	(2) - 7	—
			Credit spread(4)	1% - 6%	3%
FTRs	6	Discounted cash flow	Market price (per MWh)(3)	(8) - 3	1
Physical and financial options:
Natural gas	5	Option model	Market price (per Dth)(3)	2 - 7	4
			Price volatility(5)	20% - 33%	24%

Total assets	$132

Liabilities
Physical and financial forwards and futures:
FTRs	$7	Discounted cash flow	Market price (per MWh)(3)	(2) - 5	1

Total liabilities	$7

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.
(5)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2016
Assets
Derivatives:
Commodity	$—	$31	$132	$163
Investments(1):
Equity securities:
United States large cap	1,137	—	—	1,137
REIT	72	—	—	72
Fixed income:
Corporate debt instruments	—	283	—	283
United States Treasury securities and agency debentures	166	111	—	277
State and municipal	—	159	—	159
Other	—	48	—	48

Total assets	$1,375	$632	$132	$2,139

Liabilities
Derivatives:
Commodity	$—	$10	$7	$17
Interest rate	—	257	—	257

Total liabilities	$—	$267	$7	$274

At December 31, 2015
Assets
Derivatives:
Commodity	$—	$13	$101	$114
Interest rate	—	13	—	13
Investments(1):
Equity securities:
United States large cap	1,100	—	—	1,100
REIT	63	—	—	63
Fixed income:
Corporate debt instruments	—	238	—	238
United States Treasury securities and agency debentures	180	79	—	259
State and municipal	—	175	—	175
Other	—	34	—	34

Total assets	$1,343	$552	$101	$1,996

Liabilities
Derivatives:
Commodity	$—	$19	$8	$27
Interest rate	—	59	—	59

Total liabilities	$—	$78	$8	$86

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Beginning balance	$110	$78	$93	$102
Total realized and unrealized gains (losses):
Included in earnings	(9)	(5)	(17)	8
Included in regulatory assets/liabilities	15	(5)	32	(29)
Settlements	9	5	17	(8)

Ending balance	$125	$73	$125	$73

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2016 and 2015.

Dominion Gas

The following table presents Dominion Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2016
Assets
Commodity	$—	$3	$—	$3

Total Assets	$—	$3	$—	$3
Liabilities
Commodity	$—	$5	$—	$5
Foreign currency	—	7	—	7

Total liabilities	$—	$12	$—	$12

At December 31, 2015
Assets
Commodity	$—	$5	$6	$11

Total Assets	$—	$5	$6	$11
Liabilities
Interest rate	$—	$14	$—	$14

Total liabilities	$—	$14	$—	$14

The following table presents the net change in Dominion Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Beginning balance	$—	$—	$6	$2
Total realized and unrealized gains (losses):
Included in earnings	—	(1)	—	1
Included in other comprehensive income (loss)	—	—	2	(12)
Settlements	—	—	—	(1)
Transfers out of Level 3	—	—	(8)	9

Ending balance	$—	$(1)	$—	$(1)

The gains and losses included in earnings in the Level 3 fair value category were classified in operating revenue in Dominion Gas’ Consolidated Statements of Income for the three and six months ended June 30, 2015. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2016 and 2015.

Fair Value of Financial Instruments

Substantially all of the Companies’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, customer and other receivables, short-term debt, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For the Companies’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$22,754	$25,400	$21,873	$23,210
Junior subordinated notes(3)	2,399	2,310	1,340	1,192
Remarketable subordinated notes(3)	982	1,037	2,080	2,129

Virginia Power
Long-term debt, including securities due within one year(3)	$9,661	$11,329	$9,368	$10,400

Dominion Gas
Long-term debt, including securities due within one year(4)	$3,941	$4,116	$3,269	$3,299

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount and/or premium, and foreign currency remeasurement adjustments. At June 30, 2016 and December 31, 2015, includes the valuation of certain fair value hedges associated with fixed rate debt of $21 million and $7 million, respectively.
(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount and/or premium.
(4)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount and/or premium, and foreign currency remeasurement adjustments.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

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

Dominion

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	June 30, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$231	$—	$231	$217	$—	$217
Exchange	91	—	91	138	—	138
Interest rate contracts:
Over-the-counter	25	—	25	24	—	24

Total derivatives, subject to a master netting or similar arrangement	347	—	347	379	—	379
Total derivatives, not subject to a master netting or similar arrangement	7	—	7	9	—	9

Total	$354	$—	$354	$388	$—	$388

		June 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$231	$16	$—	$215	$217	$37	$—	$180
Exchange	91	63	—	28	138	82	—	56
Interest rate contracts:
Over-the-counter	25	15	—	10	24	22	—	2

Total	$347	$94	$—	$253	$379	$141	$—	$238

	June 30, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$32	$—	$32	$70	$—	$70
Exchange	63	—	63	82	—	82
Interest rate contracts:
Over-the-counter	366	—	366	183	—	183
Foreign currency contracts:
Over-the-counter	7	—	7	—	—	—

Total derivatives, subject to a master netting or similar arrangement	468	—	468	335	—	335
Total derivatives, not subject to a master netting or similar arrangement	5	—	5	8	—	8

Total	$473	$—	$473	$343	$—	$343

		June 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$32	$16	$1	$15	$70	$37	$—	$33
Exchange	63	63	—	—	82	82	—	—
Interest rate contracts:
Over-the-counter	366	15	—	351	183	22	—	161
Foreign currency contracts:
Over-the-counter	7	—	—	7	—	—	—	—

Total	$468	$94	$1	$373	$335	$141	$—	$194

Volumes

The following table presents the volume of Dominion’s derivative activity at June 30, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	125	38
Basis	190	580
Electricity (MWh):
Fixed price	11,749,639	1,978,640
FTRs	99,882,813	—
Liquids (Gal)(2)	59,807,554	—
Interest rate(3)	$2,400,000,000	$2,100,000,000
Foreign currency(3)(4)	$—	$280,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.
(3)	Maturity is determined based on final settlement period.
(4)	Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2016 and 2015, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at June 30, 2016:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$10	$9	22 months
Electricity	65	65	18 months
Other	(1)	(1)	9 months
Interest rate	(312)	(23)	381 months
Foreign currency	(3)	(3)	120 months

Total	$(241)	$47

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices, interest rates, and foreign currency exchange rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At June 30, 2016
ASSETS
Current Assets
Commodity	$67	$121	$188
Interest rate	4	—	4

Total current derivative assets(1)	71	121	192

Noncurrent Assets
Commodity	6	135	141
Interest rate	21	—	21

Total noncurrent derivative assets(2)	27	135	162

Total derivative assets	$98	$256	$354

LIABILITIES
Current Liabilities
Commodity	$27	$61	$88
Interest rate	178	—	178
Foreign currency	5	—	5

Total current derivative liabilities(3)	210	61	271

Noncurrent Liabilities
Commodity	5	7	12
Interest rate	188	—	188
Foreign currency	2	—	2

Total noncurrent derivative liabilities(4)	195	7	202

Total derivative liabilities	$405	$68	$473

At December 31, 2015
ASSETS
Current Assets
Commodity	$101	$151	$252
Interest rate	3	—	3

Total current derivative assets(1)	104	151	255

Noncurrent Assets
Commodity	3	109	112
Interest rate	21	—	21

Total noncurrent derivative assets(2)	24	109	133

Total derivative assets	$128	$260	$388

LIABILITIES
Current Liabilities
Commodity	$32	$116	$148
Interest rate	164	—	164

Total current derivative liabilities(3)	196	116	312

Noncurrent Liabilities
Commodity	—	12	12
Interest rate	19	—	19

Total noncurrent derivative liabilities(4)	19	12	31

Total derivative liabilities	$215	$128	$343

(1)	Current derivative assets are presented in other current assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended June 30, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$87
Purchased gas		(2)
Electric fuel and other energy-related purchases		(3)

Total commodity	$12	$82	$—

Interest rate(3)	(23)	(8)	(108)
Foreign currency(4)	(7)	(2)	—

Total	$(18)	$72	$(108)

Three Months Ended June 30, 2015
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$107
Purchased gas		(2)

Total commodity	$94	$105	$—

Interest rate(3)	57	(3)	(91)

Total	$151	$102	$(91)

Six Months Ended June 30, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$201
Purchased gas		(8)
Electric fuel and other energy-related purchases		(6)

Total commodity	$185	$187	$—

Interest rate(3)	(110)	(11)	(241)
Foreign currency(4)	(7)	(2)	—

Total	$68	$174	$(241)

Six Months Ended June 30, 2015
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$15
Purchased gas		(7)
Electric fuel and other energy-related purchases		1

Total commodity	$54	$9	$3

Interest rate(3)	(1)	(5)	42

Total	$53	$4	$45

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in other income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(8)	$15	$(6)	$18
Purchased gas	8	(7)	7	(9)
Electric fuel and other energy-related purchases	(9)	3	(31)	9
Other operations and maintenance	1	—	—	—

Total	$(8)	$11	$(30)	$18

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	June 30, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$127	$—	$127	$101	$—	$101
Interest rate contracts:
Over-the-counter	—	—	—	13	—	13

Total derivatives, subject to a master netting or similar arrangement	127	—	127	114	—	114
Total derivatives, not subject to a master netting or similar arrangement	36	—	36	13	—	13

Total	$163	$—	$163	$127	$—	$127

		June 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$127	$7	$—	$120	$101	$3	$—	$98
Interest rate contracts:
Over-the-counter	—	—	—	—	13	10	—	3

Total	$127	$7	$—	$120	$114	$13	$—	$101

	June 30, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$14	$—	$14	$5	$—	$5
Interest rate contracts:
Over-the-counter	257	—	257	59	—	59

Total derivatives, subject to a master netting or similar arrangement	271	—	271	64	—	64
Total derivatives, not subject to a master netting or similar arrangement	3	—	3	22	—	22

Total	$274	$—	$274	$86	$—	$86

		June 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$14	$7	$1	$6	$5	$3	$—	$2
Interest rate contracts:
Over-the-counter	257	—	—	257	59	10	—	49

Total	$271	$7	$1	$263	$64	$13	$—	$51

Volumes

The following table presents the volume of Virginia Power’s derivative activity at June 30, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	42	16
Basis	67	538
Electricity (MWh):
FTRs	97,710,646	—
Interest rate	$700,000,000	$1,100,000,000

(1)	Includes options.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2016 and 2015, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at June 30, 2016:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(21)	$(1)	381 months

Total	$(21)	$(1)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value –Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At June 30, 2016
ASSETS
Current Assets
Commodity	$—	$34	$34

Total current derivative assets(1)	—	34	34

Noncurrent Assets
Commodity	—	129	129

Total noncurrent derivative assets(2)	—	129	129

Total derivative assets	$—	$163	$163

LIABILITIES
Current Liabilities
Commodity	$—	$12	$12
Interest rate	69	—	69

Total current derivative liabilities(3)	69	12	81

Noncurrent Liabilities
Commodity	—	5	5
Interest rate	188	—	188
Total noncurrent derivatives liabilities (4)	188	5	193

Total derivative liabilities	$257	$17	$274

At December 31, 2015
ASSETS
Current Assets
Commodity	$—	$18	$18

Total current derivative assets(1)	—	18	18

Noncurrent Assets
Commodity	—	96	96
Interest rate	13	—	13

Total noncurrent derivative assets(2)	13	96	109

Total derivative assets	$13	$114	$127

LIABILITIES
Current Liabilities
Commodity	$—	$23	$23
Interest rate	57	—	57

Total current derivative liabilities(3)	57	23	80

Noncurrent Liabilities
Commodity	—	4	4
Interest rate	2	—	2

Total noncurrent derivative liabilities(4)	2	4	6

Total derivative liabilities	$59	$27	$86

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase(Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2016
Derivative type and location of gains (losses):
Interest rate(3)	$(10)	$—	$(108)

Total	$(10)	$—	$(108)

Three Months Ended June 30, 2015
Derivative type and location of gains (losses):
Interest rate(3)	$11	$—	$91

Total	$11	$—	$91

Six Months Ended June 30, 2016
Derivative type and location of gains (losses):
Interest rate(3)	$(24)	$(1)	$(241)

Total	$(24)	$(1)	$(241)

Six Months Ended June 30, 2015
Derivative type and location of gains (losses):
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$—	$(1)	$3

Interest rate(3)	5	—	42

Total	$5	$(1)	$45

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(10)	$5	$(30)	$12

Total	$(10)	$5	$(30)	$12

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Dominion Gas

Balance Sheet Presentation

The tables below present Dominion Gas’ derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting.

	June 30, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$3	$—	$3	$11	$—	$11

Total derivatives, subject to a master netting or similar arrangement	$3	$—	$3	$11	$—	$11

		June 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$3	$3	$—	$—	$11	$—	$—	$11

Total	$3	$3	$—	$—	$11	$—	$—	$11

	June 30, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$5	$—	$5	$—	$—	$—
Interest rate contracts:
Over-the-counter	—	—	—	14	—	14
Foreign currency contracts:
Over-the-counter	7	—	7	—	—	—

Total derivatives, subject to a master netting or similar arrangement	$12	$—	$12	$14	$—	$14

		June 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts
Over-the-counter	$5	$3	$—	$2	$—	$—	$—	$—
Interest rate contracts:
Over-the-counter	—	—	—	—	14	—	—	14
Foreign currency contracts:
Over-the-counter	7	—	—	7	—	—	—	—

Total	$12	$3	$—	$9	$14	$—	$—	$14

Volumes

The following table presents the volume of Dominion Gas’ derivative activity at June 30, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	7	—
Basis	7	—
NGLs (Gal)	52,247,554	—
Foreign currency(1)	$—	$280,000,000

(1)	Maturity is determined based on final settlement period. Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2016 and 2015, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Gas’ Consolidated Balance Sheet at June 30, 2016:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$(1)	$(1)	9 months
Interest rate	(30)	(4)	342 months
Foreign currency	(3)	(3)	120 months

Total	$(34)	$(8)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices, interest rates, and foreign currency rates.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Gas’ derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value-Derivatives Under Hedge Accounting	Fair Value-Derivatives Not Under Hedge Accounting	Total Fair Value
(millions)
At June 30, 2016
ASSETS
Current Assets
Commodity	$2	$1	$3

Total current derivative assets(1)	2	1	3

Total derivative assets	$2	$1	$3

LIABILITIES
Current Liabilities
Commodity	$4	$1	$5
Foreign currency	5	—	5

Total current derivative liabilities(3)	9	1	10

Noncurrent Liabilities
Foreign currency	2	—	2

Total noncurrent derivative liabilities(4)	2	—	2

Total derivative liabilities	$11	$1	$12

At December 31, 2015
ASSETS
Current Assets
Commodity	$10	$—	$10

Total current derivative assets(1)	10	—	10

Noncurrent Assets
Commodity	1	—	1

Total noncurrent derivatives assets(2)	1	—	1

Total derivative assets	$11	$—	$11

LIABILITIES
Noncurrent Liabilities
Interest rate	$14	$—	$14

Total noncurrent derivative liabilities(4)	14	—	14

Total derivative liabilities	$14	$—	$14

(1)	Current derivative assets are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended June 30, 2016
Derivative Type and Location of Gains (Losses):
Commodity	$(6)	$—
Foreign currency(3)	(7)	(2)

Total	$(13)	$(2)

Three Months Ended June 30, 2015
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$1

Total commodity	$—	$1

Interest rate(2)	4	—

Total	$4	$1

Six Months Ended June 30, 2016
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$4

Total commodity	$(7)	$4

Interest rate(2)	(9)	—
Foreign currency(3)	(7)	(2)

Total	$(23)	$2

Six Months Ended June 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$1

Total commodity	$(2)	$1

Total	$(2)	$1

(1)	Amounts deferred into AOCI have no associated effect in Dominion Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in other income.

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
(millions)
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue	$(2)	$3	$(2)	$4

Total	$(2)	$3	$(2)	$4

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $104 million and $100 million at June 30, 2016 and December 31, 2015, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At June 30, 2016
Marketable equity securities:
United States large cap	$1,326	$1,251	$—		$2,577
REIT	61	11	—		72
Marketable debt securities:
Corporate bonds	474	25	(1)		498
United States Treasury securities and agency debentures	672	26	—		698
State and municipal	290	31	—		321
Other	108	—	—		108
Cost method investments	69	—	—		69
Cash equivalents and other(2)	(12)	—	—		(12)

Total	$2,988	$1,344	$(1	)(3)	$4,331

At December 31, 2015
Marketable equity securities:
United States large cap	$1,295	$1,213	$—		$2,508
REIT	59	4	—		63
Marketable debt securities:
Corporate bonds	433	11	(7)		437
United States Treasury securities and agency debentures	654	8	(4)		658
State and municipal	312	22	—		334
Other	99	—	—		99
Cost method investments	70	—	—		70
Cash equivalents and other(2)	14	—	—		14

Total	$2,936	$1,258	$(11	)(3)	$4,183

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $16 million and pending sales of securities of $12 million at June 30, 2016 and December 31, 2015, respectively.
(3)	The fair value of securities in an unrealized loss position was $90 million and $592 million at June 30, 2016 and December 31, 2015, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at June 30, 2016 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$212
Due after one year through five years	458
Due after five years through ten years	390
Due after ten years	565

Total	$1,625

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Proceeds from sales	$341	$243	$709	$580
Realized gains(1)	37	44	62	100
Realized losses(1)	15	12	34	29

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three and six months ended June 30, 2016 and 2015.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At June 30, 2016
Marketable equity securities:
United States large cap	$590	$546	$—		$1,136
REIT	61	11	—		72
Marketable debt securities:
Corporate bonds	271	13	(1)		283
United States Treasury securities and agency debentures	270	7	—		277
State and municipal	141	17	—		158
Other	48	—	—		48
Cost method investments	69	—	—		69
Cash equivalents and other(2)	(13)	—	—		(13)

Total	$1,437	$594	$(1	)(3)	$2,030

At December 31, 2015
Marketable equity securities:
United States large cap	$574	$525	$—		$1,099
REIT	59	4	—		63
Marketable debt securities:
Corporate bonds	237	5	(4)		238
United States Treasury securities and agency debentures	260	1	(2)		259
State and municipal	162	13	(1)		174
Other	34	—	—		34
Cost method investments	70	—	—		70
Cash equivalents and other(2)	8	—	—		8

Total	$1,404	$548	$(7	)(3)	$1,945

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $13 million and pending sales of securities of $8 million at June 30, 2016 and December 31, 2015, respectively.
(3)	The fair value of securities in an unrealized loss position was $66 million and $281 million at June 30, 2016 and December 31, 2015, respectively.

The fair value of Virginia Power’s marketable debt securities held in nuclear decommissioning trust funds at June 30, 2016 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$71
Due after one year through five years	207
Due after five years through ten years	218
Due after ten years	270

Total	$766

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Proceeds from sales	$154	$76	$347	$209
Realized gains(1)	18	19	30	37
Realized losses(1)	7	4	17	15

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three and six months ended June 30, 2016 and 2015.

Equity Method Investments

Dominion Gas

Iroquois

Dominion Gas’ equity earnings totaled $9 million and $12 million for the six months ended June 30, 2016 and 2015, respectively. Dominion Gas received distributions from this investment of $11 million and $12 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, the carrying amount of Dominion Gas’ investment of $98 million and $102 million, respectively, exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized. In May 2016, Dominion Gas sold 0.65% of the non-controlling partnership interest in Iroquois to TransCanada for approximately $7 million, which resulted in a $5 million ($3 million after-tax) gain.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2016	December 31, 2015
(millions)
Dominion
Regulatory assets:
Deferred rate adjustment clause costs(1)	$95	$90
Deferred nuclear refueling outage costs(2)	61	75
Deferred cost of fuel used in electric generation(3)	5	111
Other	60	75

Regulatory assets-current(4)	221	351

Unrecognized pension and other postretirement benefit costs(5)	992	1,015
Derivatives(6)	351	110
Deferred rate adjustment clause costs(1)	342	295
PJM transmission rates(7)	192	192
Income taxes recoverable through future rates(8)	137	126

	June 30, 2016	December 31, 2015
(millions)
Other	136	127

Regulatory assets-non-current	2,150	1,865

Total regulatory assets	$2,371	$2,216

Regulatory liabilities:
Deferred cost of fuel used in electric generation(3)	$89	$—
PIPP(9)	25	46
Other	47	54

Regulatory liabilities-current(10)	161	100

Provision for future cost of removal and AROs(11)	1,148	1,120
Nuclear decommissioning trust(12)	852	804
Derivatives(6)	108	79
Deferred cost of fuel used in electric generation(3)	26	97
Other	184	185

Regulatory liabilities-non-current	2,318	2,285

Total regulatory liabilities	$2,479	$2,385

Virginia Power
Regulatory assets:
Deferred rate adjustment clause costs(1)	$72	$80
Deferred nuclear refueling outage costs(2)	61	75
Deferred cost of fuel used in electric generation(3)	5	111
Other	55	60

Regulatory assets-current	193	326

Derivatives(6)	351	110
Deferred rate adjustment clause costs(1)	254	213
PJM transmission rates(7)	192	192
Income taxes recoverable through future rates(8)	106	97
Other	63	55

Regulatory assets-non-current	966	667

Total regulatory assets	$1,159	$993

Regulatory liabilities:
Deferred cost of fuel used in electric generation(3)	$89	$—
Other	23	35

Regulatory liabilities-current(10)	112	35

Provision for future cost of removal(11)	913	890
Nuclear decommissioning trust(12)	852	804
Derivatives(6)	108	79
Deferred cost of fuel used in electric generation(3)	26	97
Other	57	59

Regulatory liabilities-non-current	1,956	1,929

Total regulatory liabilities	$2,068	$1,964

Dominion Gas
Regulatory assets:
Deferred rate adjustment clause costs(1)	$23	$10
Other	2	13

Regulatory assets-current(4)	25	23

Unrecognized pension and other postretirement benefit costs(5)	277	282
Deferred rate adjustment clause costs(1)	88	82

	June 30, 2016	December 31, 2015
(millions)
Income taxes recoverable through future rates(8)	20	20
Other	66	65

Regulatory assets-non-current(13)	451	449

Total regulatory assets	$476	$472

Regulatory liabilities:
PIPP(9)	$25	$46
Other	18	9

Regulatory liabilities-current(10)	43	55

Provision for future cost of removal and AROs(11)	174	170
Other	39	31

Regulatory liabilities-non-current(14)	213	201

Total regulatory liabilities	$256	$256

(1)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Gas. See Note 12 for more information.
(2)	Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
(3)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Dominion’s and Virginia Power’s generation operations. See Note 12 for more information.
(4)	Current regulatory assets are presented in other current assets in Dominion’s and Dominion Gas’ Consolidated Balance Sheets.
(5)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s and Dominion Gas’ rate-regulated subsidiaries.
(6)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(7)	Reflects amounts related to PJM transmission cost allocation matter. See Note 12 for more information.
(8)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(9)	Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rate adjustment clause according to East Ohio tariff provisions.
(10)	Current regulatory liabilities are presented in other current liabilities in the Companies’ Consolidated Balance Sheets.
(11)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(12)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(13)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.
(14)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

At June 30, 2016, $293 million of Dominion’s, $272 million of Virginia Power’s and $18 million of Dominion Gas’ regulatory assets represented past expenditures on which they do not currently earn a return. These expenditures are expected to be recovered within the next two years.

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

In March 2010, Old Dominion Electric Cooperative and North Carolina Electric Membership Corporation filed a complaint with FERC against Virginia Power claiming, among other issues, that the incremental costs of undergrounding certain transmission line projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula rate. A settlement of the other issues raised in the complaint was approved by FERC in May 2012.

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

PJM Transmission Rates

In April 2007, FERC issued an order regarding its transmission rate design for the allocation of costs among PJM transmission customers, including Virginia Power, for transmission service provided by PJM. For new PJM-planned transmission facilities that operate at or above 500 kV, FERC established a PJM regional rate design where customers pay according to each customer’s share of the region’s load. For recovery of costs of existing facilities, FERC approved the existing methodology whereby a customer pays the cost of facilities located in the same zone as the customer. A number of parties appealed the order to the United States Court of Appeals for the Seventh Circuit.

In August 2009, the court issued its decision affirming the FERC order with regard to the existing facilities, but remanded to FERC the issue of the cost allocation associated with the new facilities 500 kV and above for further consideration by FERC. On remand, FERC reaffirmed its earlier decision to allocate the costs of new facilities 500 kV and above according to the customer’s share of the region’s load. A number of parties filed appeals of the order to the United States Court of Appeals for the Seventh Circuit. In June 2014, the court again remanded the cost allocation issue to FERC. In December 2014, FERC issued an order setting an evidentiary hearing and settlement proceeding regarding the cost allocation issue. The hearing only concerns the costs of new facilities approved by PJM prior to February 1, 2013. Transmission facilities approved after February 1, 2013 are allocated on a hybrid cost allocation method approved by FERC and not subject to any court review.

In June 2016, PJM, the PJM transmission owners and state commissions representing substantially all of the load in the PJM market submitted a settlement to FERC to resolve the outstanding issues regarding this matter. Under the terms of the settlement, Virginia Power would be required to pay approximately $200 million to PJM over the next 10 years. Although the settlement agreement has not been accepted by FERC, and the settlement is opposed by a small group of parties to the proceeding, Virginia Power believes it is probable it will be required to make payment as an outcome of the settlement. Accordingly, as of June 30, 2016, Virginia Power has recorded a contingent liability of $200 million in other deferred credits and other liabilities, which is offset by a $192 million regulatory asset for the amount that will be recovered through retail rates in Virginia. The remaining $8 million was recorded in other operations and maintenance expense in the Consolidated Statement of Income for the year ended December 31, 2015.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015 and Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Regulation Act Legislation

In February 2016, certain industrial customers of APCo petitioned the Virginia Commission to issue a declaratory judgment that Virginia legislation enacted in 2015 keeping APCo’s base rates unchanged until at least 2020 (and Virginia Power’s base rates unchanged until at least 2022) is unconstitutional, and to require APCo to make biennial review filings in 2016 and 2018. Virginia Power intervened to support the constitutionality of this legislation. In July 2016, the Virginia Commission held in a divided opinion that this legislation is constitutional, and the industrial customers appealed this order to the Supreme Court of Virginia. This appeal is pending.

2015 Biennial Review

In May 2016, the Supreme Court of Virginia denied the Attorney General’s unopposed motion to suspend briefing in the previously granted appeals from the Virginia Commission’s orders in Virginia Power’s 2015 biennial review case. The Supreme Court of Virginia later granted leave for the industrial customer appellants to withdraw their appeals, thus concluding this matter.

Virginia Fuel Expenses

In May 2016, the Virginia Commission ordered Virginia Power’s proposed fuel rate decrease to become effective July 1, 2016 on an interim basis. Virginia Power’s proposed fuel rate represents a fuel revenue decrease of $286 million when applied to projected kilowatt-hour sales for the period July 1, 2016 to June 30, 2017. This case is pending.

Solar Facility Projects

In October 2015, Virginia Power filed an application with the Virginia Commission for CPCNs to construct and operate the Scott Solar, Whitehouse, and Woodland solar facilities and related distribution-level interconnection facilities. Virginia Power also applied for approval of Rider US-2 to recover the costs of these projects, which would increase Dominion’s renewable generation by a combined 56 MW at an estimated cost of approximately $130 million, excluding financing costs. In June 2016, the Virginia Commission granted the requested CPCNs and approved a $4 million revenue requirement, subject to true-up on a cost of service basis using a 9.6% ROE for Rider US-2 for the rate year beginning September 1, 2016.

In August 2016, Virginia Power filed an application with the Virginia Commission for a CPCN to construct and operate the Oceana solar facility and related distribution interconnection facilities on land owned by the United States Navy. The facility would begin commercial operations in late 2017 and increase Dominion’s renewable generation by approximately 18 MW at an estimated cost of approximately $40 million, excluding financing costs. The facility is the subject of a public-private partnership whereby the Commonwealth of Virginia, a non-jurisdictional customer, will compensate Virginia Power for the facility’s net electrical energy output. Virginia Power will retire renewable energy certificates on the Commonwealth’s behalf in an amount equal to those generated by the facility. There is no rate adjustment clause associated with this CPCN filing, nor will any costs of the project be recovered from jurisdictional customers. This case is pending.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•	The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In June 2016, Virginia Power proposed a $254 million revenue requirement for the rate year beginning April 1, 2017, which represents a $3 million increase over the previous year. This matter is pending.

•	The Virginia Commission previously approved Rider R in conjunction with Bear Garden. In June 2016, Virginia Power proposed a $75 million revenue requirement for the rate year beginning April 1, 2017, which represents a $1 million increase over the previous year. This matter is pending.

•	The Virginia Commission previously approved Rider W in conjunction with Warren County. In June 2016, Virginia Power proposed a $126 million revenue requirement for the rate year beginning April 1, 2017, which represents a $9 million increase over the previous year. This matter is pending.

•	The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In June 2016, Virginia Power proposed a $28 million revenue requirement for the rate year beginning April 1, 2017, which represents a $1 million decrease over the previous year. This matter is pending.

•	The Virginia Commission previously approved Rider GV in conjunction with Greensville County. In June 2016, Virginia Power proposed a $89 million revenue requirement for the rate year beginning April 1, 2017, which represents a $49 million increase over the previous year. This matter is pending.

•	The Virginia Commission previously approved Rider BW in conjunction with Brunswick County. In June 2016, the Virginia Commission approved a $119 million revenue requirement for the rate year beginning September 1, 2016. It also established a 10.6% ROE for Rider BW effective September 1, 2016.

•	The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2016, Virginia Power proposed a $639 million total revenue requirement for the rate year beginning September 1, 2016, which represents a $1 million increase over the revenues projected to be produced during the rate year under current rates. In July 2016, the Virginia Commission approved Virginia Power’s proposed total revenue requirement.

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

The motions and petitions filed by BREDL prior to April 2015 were dismissed, and under a previous ruling of the NRC, the contested portion of the COL proceeding remains terminated. The NRC is required to conduct a hearing in all COL proceedings, and if a new contention is not admitted, the mandatory NRC hearing will be uncontested.

In April 2015, BREDL filed a new motion and petition challenging the NRC’s reliance on its rule generically assessing the environmental impacts of continued onsite storage of spent nuclear fuel in licensing proceedings. The BREDL filings were substantially the same as those filed in other COL proceedings in which final environmental impact statements were issued prior to promulgation of the continued storage rule, like North Anna 3. In June 2015, the NRC denied the April 2015 motion and petition.

In August 2015, BREDL filed a petition in the United States Court of Appeals for the District of Columbia Circuit seeking review of the NRC’s June 2015 decision, and Virginia Power intervened. This petition and nine similar petitions relating to other NRC licensing proceedings were held in abeyance pending the outcome of the ongoing judicial review of the NRC’s continued storage rule before the same court. In June 2016, in New York v. NRC, the court upheld the NRC’s continued storage rule. In July 2016, the petitioners in New York v. NRC petitioned for rehearing en banc on their challenge to the continued storage rule, and the court ordered that BREDL’s August 2015 petition pertaining to the application of this rule to North Anna 3, and the similar petitions relating to other NRC proceedings, continue to be held in abeyance until the court’s disposition of the rehearing petition.

Ohio Regulation

PIPP Plus Program

Under the Ohio PIPP Plus Program, eligible customers can make reduced payments based on their ability to pay their bill. The difference between the customer’s total bill and the PIPP amount is deferred and collected under the PIPP Rider in accordance with the rules of the Ohio Commission. In July 2016, East Ohio’s annual update of the PIPP Rider was automatically approved by the Ohio Commission after a 45 day waiting period from the date of the filing. The revised rider rate reflects the recovery over the twelve-month period from July 2016 through June 2017 of projected deferred program costs of approximately $32 million from April 2016 through June 2017, net of a refund for over-recovery of accumulated arrearages of approximately $28 million as of March 31, 2016.

UEX Rider

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In May 2016, East Ohio filed an application with the Ohio Commission requesting approval to increase its UEX Rider to reflect a refund of over-recovered accumulated bad debt expense of approximately $8 million as of March 31, 2016, and recovery of prospective net bad debt expense projected to total approximately $19 million for the twelve-month period from April 2016 to March 2017. This case is pending.

West Virginia Regulation

In May 2016, Hope filed a PREP application with the West Virginia Commission requesting approval of a projected capital investment for 2017 of $27 million as part of a total five-year projected capital investment of $152 million. The new PREP customer rates would be effective November 1, 2016. This case is pending.

Dominion Carolina Gas

In June 2016, DCG received FERC authorization to construct and operate the approximately $45 million Columbia to Eastover Project facilities, which are expected to be placed into service in the fourth quarter of 2016.

Note 13. Variable Interest Entities

The primary beneficiary of a VIE is required to consolidate the VIE and to disclose certain information about its significant variable interests in the VIE. The primary beneficiary of a VIE is the entity that has both: 1) the power to direct the activities that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.

Dominion

Dominion owns the general partner interest and 64.8% of the limited partnership interests in Dominion Midstream, which owns a preferred equity interest and the general partner interest in Cove Point. Additionally, Dominion owns the manager and 67% of the membership interest in certain merchant solar facilities, as discussed in Note 2. Dominion has concluded that these entities are VIEs due to the limited partners or members lacking the characteristics of a controlling financial interest. Dominion is the primary beneficiary of Dominion Midstream and the merchant solar facilities, and Dominion Midstream is the primary beneficiary of Cove Point, as they have the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them.

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

Dominion and Dominion Gas

Dominion previously concluded that Iroquois was a VIE because a non-affiliated Iroquois equity holder had the ability during a limited period of time to transfer its ownership interests to another Iroquois equity holder or its affiliate. At the end of the first quarter of 2016, such right no longer existed and, as a result, Dominion concluded that Iroquois is no longer a VIE.

Virginia Power

Virginia Power had long-term power and capacity contracts with five non-utility generators; however, contracts with two of these generators expired in 2015, leaving three non-utility generators with an aggregate summer generation capacity of approximately 418 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2017 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $357 million as of June 30, 2016. Virginia Power paid $37 million and $55 million for electric capacity and $5 million and $23 million for electric energy to these entities in the three months ended June 30, 2016 and 2015, respectively. Virginia Power paid $74 million and $108 million for electric capacity and $12 million and $60 million for electric energy to these entities in the six months ended June 30, 2016 and 2015, respectively.

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

Virginia Power and Dominion Gas

Virginia Power and Dominion Gas purchased shared services from DRS, an affiliated VIE, of $74 million and $29 million for the three months ended June 30, 2016, $83 million and $30 million for the three months ended June 30, 2015, $188 million and $64 million for the six months ended June 30, 2016 and $166 million and $58 million for the six months ended June 30, 2015, respectively. Virginia Power and Dominion Gas determined that neither is the primary beneficiary of DRS as neither has both the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power and Dominion Gas. Virginia Power and Dominion Gas have no obligation to absorb more than their allocated shares of DRS costs.

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

Dominion

At June 30, 2016, Dominion’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$5,000	$3,437	$—	$1,563
Joint revolving credit facility(1)	500	—	52	448

Total	$5,500	$3,437	$52	$2,011

(1)	In May 2016, the maturity dates for these facilities were extended from April 2019 to April 2020. These credit facilities can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At June 30, 2016, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion and Dominion Gas, were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$5,000	$1,423	$—
Joint revolving credit facility(1)	500	—	—

Total	$5,500	$1,423	$—

(1)	The full amount of the facilities is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion and Dominion Gas. Sub-limits for Virginia Power are set within the facility limit but can be changed at the option of the Companies multiple times per year. At June 30, 2016, the aggregate sub-limit for Virginia Power was $2.0 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. In May 2016, the maturity dates for these facilities were extended from April 2019 to April 2020. These credit facilities can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility. In May 2016, the maturity date for this facility was extended from April 2019 to April 2020. As of June 30, 2016, this facility supports $119 million of certain variable rate tax-exempt financings of Virginia Power.

Dominion Gas

Dominion Gas’ short-term financing is supported by its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At June 30, 2016, Dominion Gas’ share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion and Virginia Power were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000	$238	$—
Joint revolving credit facility(1)	500	—	—

Total	$1,500	$238	$—

(1)	A maximum of a combined $1.5 billion of the facilities is available to Dominion Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion and Virginia Power. Sub-limits for Dominion Gas are set within the facility limit but can be changed at the option of the Companies multiple times per year. At June 30, 2016, the aggregate sub-limit for Dominion Gas was $1.0 billion. If Dominion Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. In May 2016, the maturity dates for these facilities were extended from April 2019 to April 2020. These credit facilities can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Remarketable Subordinated Notes

In March 2016 and May 2016, Dominion successfully remarketed the $550 million 2013 Series A 1.07% RSNs due 2021 and the $550 million 2013 Series B 1.18% RSNs due 2019, respectively, pursuant to the terms of the related 2013 Equity Units. In connection with the remarketings, the interest rate on the Series A and Series B junior subordinated notes was reset to 4.104% and 2.962%, respectively, payable on a semi-annual basis and Dominion ceased to have the ability to redeem the notes at its option or defer interest payments. At June 30, 2016, the securities are included in junior subordinated notes in Dominion’s Consolidated Balance Sheets. Dominion did not receive any proceeds from the remarketings. Remarketing proceeds belonged to the investors holding the related 2013 Equity Units and were temporarily used to purchase a portfolio of treasury securities. Upon maturity of each portfolio, the proceeds were applied on behalf of investors on the related stock purchase contract settlement date to pay the purchase price to Dominion for issuance of 8.5 million shares of its common stock on both April 1, 2016 and July 1, 2016. See Issuance of Common Stock below for a description of common stock issued by Dominion in April 2016 and July 2016 under the stock purchase contracts.

Enhanced Junior Subordinated Notes

In the first quarter of 2016, Dominion purchased and cancelled $38 million and $4 million of the June 2006 hybrids and the September 2006 hybrids, respectively.

In July 2016, Dominion launched a tender offer to purchase up to $200 million in aggregate of additional June 2006 hybrids and September 2006 hybrids, which expired on August 1, 2016. In connection with the tender offer, Dominion purchased and cancelled $125 million and $74 million of the June 2006 hybrids and the September 2006 hybrids, respectively. All purchases were conducted in compliance with the applicable replacement capital covenants. Also in July 2016, Dominion issued $800 million of 5.25% July 2016 hybrids. The proceeds were used for general corporate purposes, including to finance the tender offer. The July 2016 hybrids are listed on the New York Stock Exchange under the symbol DRUA.

From time to time, Dominion may reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity and repurchases in the open market, in privately negotiated transactions, through additional tender offers or otherwise.

Long-term Debt

In May 2016, Dominion Gas issued $150 million of private placement 3.8% Senior Notes that mature in 2031. In June 2016, Dominion Gas issued $250 million of private placement 2.875% Senior Notes that mature in 2023. Also in June 2016, Dominion Gas issued €250 million of private placement 1.45% Senior Notes that mature in 2026. The notes were recorded at $280 million at issuance and included in long-term debt in the Consolidated Balance Sheets at $278 million at June 30, 2016.

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

In both April 2016 and July 2016, Dominion issued 8.5 million shares under the related stock purchase contract entered into as part of Dominion’s 2013 Equity Units. Additionally, Dominion completed a market issuance of equity in April 2016 of 10.2 million shares and receipt of proceeds of $756 million through a registered underwritten public offering. In connection with receipt of these proceeds, the acquisition financing commitments for the Questar Combination were reduced from $3.9 billion to $3.14 billion in April 2016.

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

MATS

In December 2011, the EPA issued MATS for coal- and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance was required by April 16, 2015, with certain limited exceptions. However, in June 2014, the VDEQ granted a one-year MATS compliance extension for two coal-fired units at Yorktown power station to defer planned retirements and allow for continued operation of the units to address reliability concerns while necessary electric transmission upgrades are being completed. These coal units will need to continue operating until at least April 2017 due to delays in transmission upgrades needed to maintain electric reliability, which based on assumptions about the timing for required agency actions and construction schedules are expected to be completed by no earlier than the second quarter of 2017. Therefore, in October 2015, Virginia Power submitted a request to the EPA for an additional one year compliance extension under an EPA Administrative Order. The order was signed by the EPA in April 2016 allowing the Yorktown power station units to operate for up to one additional year, as required to maintain reliable power availability while transmission upgrades are being made.

In June 2015, the United States Supreme Court issued a decision holding that the EPA failed to take cost into account when the agency first decided to regulate the emissions from coal- and oil-fired plants, and remanded the MATS rule back to the United States Court of Appeals for the District of Columbia Circuit. However, the Supreme Court did not vacate or stay the effective date and implementation of the MATS rule. In November 2015, in response to the Supreme Court decision, the EPA proposed a supplemental finding that consideration of cost does not alter the agency’s previous conclusion that it is appropriate and necessary to regulate coal- and oil-fired electric utility steam generating units under Section 112 of the CAA. In December 2015, the District of Columbia Court of Appeals issued an order remanding the MATS rulemaking proceeding back to the EPA without setting aside judgment, noting that EPA had represented it was on track to issue a final finding regarding its consideration of cost. In April 2016, the EPA issued a final supplemental finding that consideration of costs does not alter its conclusion regarding appropriateness and necessity for the regulation. These actions do not change Virginia Power’s plans to close coal units at Yorktown power station or the need to complete necessary electricity transmission upgrades by 2017. Since the MATS rule remains in effect and Dominion is complying with the requirements of the rule, Dominion does not expect any adverse impacts to its operations at this time.

CAIR

The EPA established CAIR with the intent to require significant reductions in SO2 and NOX emissions from electric generating facilities. In July 2008, the United States Court of Appeals for the District of Columbia Circuit issued a ruling vacating CAIR. In December 2008, the Court denied rehearing, but also issued a decision to remand CAIR to the EPA. In July 2011, the EPA issued a replacement rule for CAIR, called CSAPR, that required 28 states to reduce power plant emissions that cross state lines. CSAPR established new SO2 and NOX emissions cap and trade programs that were completely independent of the current ARP. Specifically, CSAPR required reductions in SO2 and NOX emissions from fossil fuel-fired electric generating units of 25 MW or more through annual NOX emissions caps, NOX emissions caps during the ozone season (May 1 through September 30) and annual SO2 emission caps with differing requirements for two groups of affected states.

CSAPR

Following numerous petitions by industry participants for review and a successful motion for stay, in October 2014, the United States Court of Appeals for the District of Columbia Circuit ordered that the EPA’s motion to lift the stay of CSAPR be granted. Further, the Court granted the EPA’s request to shift the CSAPR compliance deadlines by three years, so that Phase 1 emissions budgets (which would have gone into effect in 2012 and 2013) will apply in 2015 and 2016, and Phase 2 emissions budgets will apply in 2017 and beyond. CSAPR replaced CAIR beginning in January 2015. The cost to comply is not expected to be material to Dominion’s or Virginia Power’s Consolidated Financial Statements. Future outcomes of any additional litigation and/or any action to issue a revised rule, including the EPA’s recent proposal to reduce the ozone season NOX emission budgets beginning in 2017, could affect the assessment regarding cost of compliance.

Ozone Standards

In October 2015, the EPA issued a final rule tightening the ozone standard, set in 2008, from 75-ppb to 70-ppb. The EPA is expected to complete attainment designations for a new standard by December 2017 and states will have until 2020 or 2021 to develop plans to address the new standard. To comply with the 2008 standard, in April 2016 Dominion submitted the NOX Reasonable Available Control Technology analysis for Unit 5 at Possum Point power station. Until the states have developed implementation plans, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. However, if significant expenditures are required to implement additional controls, it could adversely affect the Companies’ results of operations and cash flows.

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

NSPS

In August 2012, the EPA issued the first NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers, and compressors in the upstream sector. In September 2015, the EPA issued a proposed NSPS (for the oil and natural gas sector) to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. The proposed regulation was finalized in June 2016. All projects which commenced construction after September 2015 will be required to comply with this regulation. Dominion and Dominion Gas are implementing the final regulation. Dominion currently estimates the potential impacts on results of operations, financial condition and/or cash flows related to this matter to be immaterial. Dominion Gas is still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

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

In March 2016, as part of President Obama’s Climate Action Plan, the EPA began development of regulations for reducing methane emissions from existing sources in the oil and natural gas sectors. In June 2016, the EPA issued a draft Information Collection Request to collect information on existing sources upstream of distribution in this sector. The final Information Collection Request is expected in the fourth quarter of 2016. Depending on the results of this Information Collection Request effort, the EPA may propose new regulations on existing sources. Dominion and Dominion Gas cannot currently estimate the potential impacts on results of operations, financial condition and/or cash flows related to this matter.

Climate Change Legislation and Regulation

In October 2013, the United States Supreme Court granted petitions filed by several industry groups, states, and the United States Chamber of Commerce seeking review of the United States Court of Appeals for the District of Columbia Circuit’s June 2012 decision upholding the EPA’s regulation of GHG emissions from stationary sources under the CAA’s permitting programs. In June 2014, the United States Supreme Court ruled that the EPA lacked the authority under the CAA to require PSD or Title V permits for stationary sources based solely on GHG emissions. However, the Court upheld the EPA’s ability to require BACT for GHG for sources that are otherwise subject to PSD or Title V permitting for conventional pollutants. In July 2014, the EPA issued a memorandum specifying that it will no longer apply or enforce federal regulations or EPA-approved PSD state implementation plan provisions that require new and modified stationary sources to obtain a PSD permit when GHGs are the only pollutant that would be emitted at levels that exceed the permitting thresholds. In August 2015, the EPA published a final rule rescinding the requirement for all new and modified major sources to obtain permits based solely on their GHG emissions. In addition, the EPA stated that it will continue to use the existing thresholds to apply to sources that are otherwise subject to PSD for conventional pollutants until it completes a new rulemaking either justifying and upholding those thresholds or setting new ones. Some states have issued interim guidance that follows the EPA guidance. Due to uncertainty regarding what additional actions states may take to amend their existing regulations and what action the EPA ultimately takes to address the Court ruling under a new rulemaking, the Companies cannot predict the impact to their financial statements at this time.

In July 2011, the EPA signed a final rule deferring the need for PSD and Title V permitting for CO2 emissions for biomass projects. This rule temporarily deferred for a period of up to three years the consideration of CO2 emissions from biomass projects when determining whether a stationary source meets the PSD and Title V applicability thresholds, including those for the application of BACT. The deferral policy expired in July 2014. In July 2013, the United States Court of Appeals for the District of Columbia Circuit vacated this rule; however, a mandate making this decision effective has not been issued. Virginia Power converted three coal-fired generating stations, Altavista, Hopewell and Southampton, to biomass during the CO2 deferral period. It is unclear how the court’s decision or the EPA’s final policy regarding the treatment of specific feedstock will affect biomass sources that were permitted during the deferral period; however, the expenditures to comply with any new requirements could be material to Dominion’s and Virginia Power’s financial statements.

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

Solid and Hazardous Waste

The CERCLA, as amended, provides for immediate response and removal actions coordinated by the EPA in the event of threatened releases of hazardous substances into the environment and authorizes the United States government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under the CERCLA, as amended, generators and transporters of hazardous substances, as well as past and present owners and operators of contaminated sites, can be jointly, severally and strictly liable for the cost of cleanup. These potentially responsible parties can be ordered to perform a cleanup, be sued for costs associated with an EPA-directed cleanup, voluntarily settle with the United States government concerning their liability for cleanup costs, or voluntarily begin a site investigation and site remediation under state oversight.

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

Appalachian Gateway

Following the completion of the Appalachian Gateway project in 2012, DTI received multiple change order requests and other claims for additional payments from a pipeline contractor for the project. In July 2013, DTI filed a complaint in United States District Court for the Eastern District of Virginia for breach of contract as well as accounting and declaratory relief. The contractor filed a motion to dismiss, or in the alternative, a motion to transfer venue to Pennsylvania and/or West Virginia, where the pipelines were constructed. DTI filed an opposition to the contractor’s motion in August 2013. In November 2013, the court granted the contractor’s motion on the basis that DTI must first comply with the dispute resolution process. In July 2015, the contractor filed a complaint against DTI in United States District Court for the Western District of Pennsylvania. In August 2015, DTI filed a motion to dismiss, or in the alternative, a motion to transfer venue to Virginia. In March 2016, the Pennsylvania court granted the motion to dismiss and transferred the case to the United States District Court for the Eastern District of Virginia. In April 2016, the Virginia court issued an order staying the proceedings and ordering mediation. A mediation occurred in May 2016 but was unsuccessful. In July 2016, DTI filed a motion to dismiss. This case is pending. DTI has accrued a liability of $6 million for this matter. Dominion Gas cannot currently estimate additional financial statement impacts, but there could be a material impact to its financial condition and/or cash flows.

Ash Pond and Landfill Closure Costs

In September 2014, Virginia Power received a notice from the Southern Environmental Law Center on behalf of the Potomac Riverkeeper and Sierra Club alleging CWA violations at Possum Point power station. The notice alleges unpermitted discharges to surface water and groundwater from Possum Point power station’s historical and active ash storage facilities. A similar notice from the Southern Environmental Law Center on behalf of the Sierra Club was subsequently received related to Chesapeake power station. In December 2014, Virginia Power offered to close all of its coal ash ponds and landfills at Possum Point power station, Chesapeake and Bremo power stations as settlement of the potential litigation. While the issue is open to potential further negotiations, the Southern Environmental Law Center declined the offer as presented in January 2015 and, in March 2015, filed a lawsuit related to its claims of the alleged CWA violations at Chesapeake power station. Virginia Power filed a motion to dismiss in April 2015, which was denied in November 2015. A trial was held in June 2016. This case is pending. As a result of the December 2014 settlement offer, Virginia Power recognized a charge of $121 million in other operations and maintenance expense in its Consolidated Statements of Income in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2014.

In April 2015, the EPA’s final rule regulating the management of CCRs stored in impoundments (ash ponds) and landfills was published in the Federal Register. The final rule regulates CCR landfills, existing ash ponds that still receive and manage CCRs, and inactive ash ponds that do not receive, but still store CCRs. Virginia Power currently operates inactive ash ponds, existing ash ponds, and CCR landfills subject to the final rule at eight different facilities. The enactment of the final rule in April 2015 created a legal obligation for Virginia Power to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action, and post-closure care activities as necessary. In April 2016, the EPA announced a partial settlement with certain environmental and industry organizations that had challenged the final CCR rule in the United States Court of Appeals for the District of Columbia Circuit. As part of the settlement, certain exemptions included in the final rule for inactive ponds that closed by April 2018 will be removed, resulting in inactive ponds ultimately being subject to the same requirements as existing ponds. In June 2016, the court issued an order approving the settlement, which requires the EPA to modify provisions in the final CCR rule concerning inactive ponds. Virginia Power does not believe this change will substantially impact its closure plans for inactive ponds.

In 2015, Virginia Power recorded a $386 million ARO related to future ash pond and landfill closure costs. Recognition of the ARO also resulted in a $99 million incremental charge recorded in other operations and maintenance expense in its Consolidated Statement of Income, a $166 million increase in property, plant, and equipment associated with asset retirement costs, and a $121 million reduction in other noncurrent liabilities related to reversal of the contingent liability described above since the ARO obligation created by the final CCR rule represents similar activities. Virginia Power is in the process of obtaining the necessary permits to complete the work. In February and March 2016, respectively, two parties filed administrative appeals in the Circuit Court for the City of Richmond challenging certain provisions, relating to ash pond dewatering activities, of Possum Point power station’s wastewater discharge permit issued by the VDEQ in January 2016. One of those parties withdrew its appeal in June 2016. Virginia Power cannot predict the financial impact associated with the remaining appeal, but believes that it will not be material. The actual AROs related to the CCR rule may vary substantially from the estimates used to record the increased obligation in 2015.

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

Two parties have separately filed petitions for review of the FERC order in the United States Court of Appeals for the District of Columbia Circuit, which petitions have been consolidated. Separately, one party requested a stay of the FERC order until the judicial proceedings are complete, which the court denied in June 2015.

In July 2016, the court denied one party’s petition for review of the FERC order authorizing the Liquefaction Project. The court also issued a decision remanding the other party’s petition for review of the FERC order to FERC for further explanation of FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. Cove Point believes that on remand FERC will be able to justify its decision.

Nuclear Matters

In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. These events have resulted in significant nuclear safety reviews required by the NRC and industry groups such as the Institute of Nuclear Power Operations. Like other United States nuclear operators, Dominion has been gathering supporting data and participating in industry initiatives focused on the ability to respond to and mitigate the consequences of design-basis and beyond-design-basis events at its stations.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion

At June 30, 2016, Dominion had issued $73 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of June 30, 2016, Dominion’s exposure under these guarantees was $43 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At June 30, 2016, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	2,074	864
Nuclear obligations(4)	189	81
Cove Point(5)	1,900	—
Solar(6)	1,514	244
Other(7)	420	28

Total	$6,124	$1,244

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of June 30, 2016 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power, Dominion Gas and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone nuclear power station (in the event of a prolonged outage) and Kewaunee nuclear power station, respectively, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee nuclear power station also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, in support of terminal services, transportation and construction. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million.
(6)	Includes guarantees to facilitate the development of solar projects including guarantees that do not have stated limits. Also includes guarantees entered into by DEI on behalf of certain subsidiaries to facilitate the acquisition and development of solar projects.
(7)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of June 30, 2016, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $45 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million. The value provided includes certain guarantees that do not have stated limits.

Additionally, at June 30, 2016, Dominion had purchased $120 million of surety bonds, including $69 million at Virginia Power and $21 million at Dominion Gas, and authorized the issuance of letters of credit by financial institutions of $52 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

At June 30, 2016, Dominion’s credit exposure related to energy marketing and price risk management activities totaled $111 million. Of this amount, investment grade counterparties, including those internally rated, represented 88%. No single counterparty, whether investment grade or non-investment grade, exceeded $31 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2016 and December 31, 2015, Dominion would have been required to post an additional $4 million and $12 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had not posted any collateral at June 30, 2016 or December 31, 2015 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2016 and December 31, 2015 was $13 million and $49 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Gas were not material as of June 30, 2016 and December 31, 2015. See Note 9 for further information about derivative instruments.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity physical forwards and options, to manage commodity price risks associated with purchases of natural gas. As of June 30, 2016, Virginia Power’s derivative assets and liabilities with affiliates were each $36 million and $3 million, respectively. As of December 31, 2015, Virginia Power’s derivative assets and liabilities with affiliates were $13 million and $22 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion benefit plans described in Note 18. In Virginia Power’s Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, amounts due to Dominion associated with these benefit plans included in other deferred credits and other liabilities were $356 million and $316 million, respectively, and amounts due from Dominion at June 30, 2016 and December 31, 2015 included in other deferred charges and other assets were $98 million and $77 million, respectively.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

Presented below are Virginia Power’s significant transactions with DRS and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Commodity purchases from affiliates	$99	$94	$244	$346
Services provided by affiliates(1)	102	107	242	217
Services provided to affiliates	7	5	12	10

(1)	Includes capitalized expenditures of $38 million for both the three months ended June 30, 2016 and 2015, respectively, and $77 million and $73 million for the six months ended June 30, 2016 and 2015, respectively.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power had no short-term demand note borrowings from Dominion as of June 30, 2016. There were $376 million in short-term demand note borrowings from Dominion as of December 31, 2015. Virginia Power had no outstanding borrowings under the Dominion money pool for its nonregulated subsidiaries as of June 30, 2016 and December 31, 2015. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the three and six months ended June 30, 2016 and 2015.

There were no issuances of Virginia Power’s common stock to Dominion for the three and six months ended June 30, 2016 and 2015.

Dominion Gas

Transactions with Related Parties

Dominion Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Gas provides transportation and storage services to affiliates. Dominion Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of June 30, 2016 and December 31, 2015, all of Dominion Gas’ commodity derivatives were with affiliates. See Notes 7 and 9 for more information.

Dominion Gas participates in certain Dominion benefit plans as described in Note 18. In Dominion Gas’ Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, amounts due from Dominion associated with these benefit plans included in noncurrent pension and other postretirement benefit assets were $674 million and $652 million, respectively, and amounts due to Dominion at June 30, 2016 and December 31, 2015 included in other deferred credits and other liabilities were immaterial.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Dominion Gas. Dominion Gas provides certain services to related parties, including technical services. The amounts recognized for these services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$2	$2	$5	$4
Sales of natural gas and transportation and storage services to affiliates	18	17	35	35
Services provided by related parties(1)	33	34	72	68
Services provided to related parties (2)	33	25	60	45

(1)	Includes capitalized expenditures of $14 million and $15 million for the three months ended June 30, 2016 and 2015, respectively, and $24 million for both the six months ended June 30, 2016 and 2015.
(2)	Amounts primarily attributable to Atlantic Coast Pipeline.

The following table presents affiliated and related-party activity reflected in Dominion Gas’ Consolidated Balance Sheets:

	June 30, 2016	December 31, 2015
(millions)
Other receivables(1)	$8	$7
Customer receivables from related parties	10	4
Imbalances receivable from affiliates(2)	3	1
Affiliated notes receivable(3)	16	14

(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.

Dominion Gas’ borrowings under the intercompany revolving credit agreement with Dominion were immaterial and $95 million as of June 30, 2016 and December 31, 2015, respectively. Interest charges related to Dominion Gas’ total borrowings from Dominion were immaterial for the three and six months ended June 30, 2016 and 2015.

Note 18. Employee Benefit Plans

In the first quarter of 2016, the Companies announced an organizational design initiative that will reduce their total workforces during 2016. The goal of the organizational design initiative was to streamline leadership structure and push decision making lower while also improving efficiency. During the six months ended June 30, 2016, Dominion recorded a $65 million ($40 million after-tax) charge, including $33 million ($20 million after-tax) at Virginia Power and $8 million ($5 million after-tax) at Dominion Gas, primarily reflected in other operations and maintenance expense in their Consolidated Statements of Income due to severance pay and other costs related to the organizational design initiative. The terms of the severance under the organizational design initiative were consistent with the Companies’ existing severance plans.

Dominion

The components of Dominion’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
(millions)
Three Months Ended June 30,
Service cost	$28	$31	$8	$10
Interest cost	78	72	17	16
Expected return on plan assets	(139)	(133)	(30)	(30)
Amortization of prior service cost (credit)	1	1	(7)	(6)
Amortization of net actuarial loss	27	40	2	2

Net periodic benefit cost (credit)	$(5)	$11	$(10)	$(8)

Six Months Ended June 30,
Service cost	$57	$63	$16	$20
Interest cost	155	144	34	33
Expected return on plan assets	(278)	(266)	(59)	(59)
Amortization of prior service cost (credit)	1	1	(14)	(13)
Amortization of net actuarial loss	55	80	3	3

Net periodic benefit cost (credit)	$(10)	$22	$(20)	$(16)

Employer Contributions

During the six months ended June 30, 2016, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2016.

Dominion Gas

Dominion Gas participates in certain Dominion benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. See Note 17 for more information.

The components of Dominion Gas’ provision for net periodic benefit credit for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
(millions)
Three Months Ended June 30,
Service cost	$4	$4	$2	$1
Interest cost	7	7	4	4
Expected return on plan assets	(34)	(32)	(7)	(6)
Amortization of net actuarial loss	4	5	1	—

Net periodic benefit credit	$(19)	$(16)	$—	$(1)

Six Months Ended June 30,
Service cost	$7	$7	$3	$3
Interest cost	15	14	7	7
Expected return on plan assets	(67)	(63)	(12)	(12)
Amortization of net actuarial loss	7	10	1	1

Net periodic benefit credit	$(38)	$(32)	$(1)	$(1)

Employer Contributions

During the six months ended June 30, 2016, Dominion Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2016.

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

In the six months ended June 30, 2016, Dominion reported an after-tax net expense of $37 million for specific items in the Corporate and Other segment, with $26 million of these net expenses attributable to its operating segments. In the six months ended June 30, 2015, Dominion reported an after-tax net expense of $64 million for specific items in the Corporate and Other segment, with $62 million of these net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion’s operating segments in 2016 primarily related to the impact of the following item:

•	A $59 million ($36 million after-tax) charge related to an organizational design initiative, attributable to:

•	DVP ($5 million after-tax);

•	Dominion Energy ($12 million after-tax); and

•	Dominion Generation ($19 million after-tax).

The net expense for specific items in 2015 primarily related to the impact of the following items, all of which were attributable to Dominion Generation:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A $45 million ($28 million after-tax) charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015; and

•	A $17 million ($10 million after-tax) billing adjustment related to PJM; partially offset by

•	A $45 million ($28 million after-tax) net gain on investments held in nuclear decommissioning trust funds.

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation(1)	Dominion Energy(1)	Corporate and Other	Adjustments/ Eliminations(1)	Consolidated Total
(millions)
Three Months Ended June 30, 2016
Total revenue from external customers	$512	$1,564	$391	$3	$128	$2,598
Intersegment revenue	6	2	124	133	(265)	—

Total operating revenue	518	1,566	515	136	(137)	2,598
Net income attributable to Dominion	104	171	162	15	—	452

Three Months Ended June 30, 2015
Total revenue from external customers	$500	$1,652	$463	$4	$128	$2,747
Intersegment revenue	5	6	115	144	(270)	—

Total operating revenue	505	1,658	578	148	(142)	2,747
Net income (loss) attributable to Dominion	117	250	129	(83)	—	413

Six Months Ended June 30, 2016
Total revenue from external customers	$1,068	$3,257	$876	$6	$312	$5,519
Intersegment revenue	11	5	302	325	(643)	—

Total operating revenue	1,079	3,262	1,178	331	(331)	5,519
Net income (loss) attributable to Dominion	224	416	348	(12)	—	976

Six Months Ended June 30, 2015
Total revenue from external customers	$1,064	$3,641	$999	$(9)	$461	$6,156
Intersegment revenue	10	9	425	286	(730)	—

Total operating revenue	1,074	3,650	1,424	277	(269)	6,156
Net income (loss) attributable to Dominion	257	512	356	(176)	—	949

(1)	2015 amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Energy segment.

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

In the six months ended June 30, 2016, Virginia Power reported an after-tax net expense of $19 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. In the six months ended June 30, 2015, Virginia Power reported an after-tax net expense of $87 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

The net expense for specific items attributable to Virginia Power’s operating segments in 2016 primarily related to the impact of the following item:

•	A $33 million ($20 million after-tax) charge related to an organizational design initiative, attributable to:

•	DVP ($5 million after-tax); and

•	Dominion Generation ($15 million after-tax).

The net expense for specific items in 2015 primarily related to the impact of the following items, all of which were attributable to Dominion Generation:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A $45 million ($28 million after-tax) charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015; and

•	A $15 million ($9 million after-tax) billing adjustment related to PJM.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2016
Operating revenue	$512	$1,264	$—	$1,776
Net income	104	174	2	280

Three Months Ended June 30, 2015
Operating revenue	$502	$1,311	$—	$1,813
Net income (loss)	117	155	(26)	246

Six Months Ended June 30, 2016
Operating revenue	$1,069	$2,597	$—	$3,666
Net income (loss)	222	340	(19)	543

Six Months Ended June 30, 2015
Operating revenue	$1,069	$2,896	$(15)	$3,950
Net income (loss)	257	345	(87)	515

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

In the six months ended June 30, 2016, Dominion Gas reported an after-tax net expense of $2 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the six months ended June 30, 2015, Dominion Gas reported no amounts for specific items in the Corporate and Other segment.

The net expense for specific items in 2016 primarily related to an $8 million ($5 million after-tax) charge related to an organizational design initiative.

The following table presents segment information pertaining to Dominion Gas’ operations:

	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2016
Operating revenue	$368	$—	$368
Net income (loss)	108	(3)	105

Three Months Ended June 30, 2015
Operating revenue	$395	$—	$395
Net income (loss)	87	(2)	85

Six Months Ended June 30, 2016
Operating revenue	$799	$—	$799
Net income (loss)	211	(8)	203

Six Months Ended June 30, 2015
Operating revenue	$926	$—	$926
Net income (loss)	251	(5)	246

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

The Companies make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, earthquakes, flooding and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;

•	Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Unplanned outages at facilities in which the Companies have an ownership interest;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s and Dominion Gas’ earnings and the Companies’ liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion and Dominion Gas;

•	Fluctuations in interest rates or foreign currency exchange rates;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Impacts of acquisitions, divestitures, transfers of assets to joint ventures or Dominion Midstream, and retirements of assets based on asset portfolio reviews;

•	The expected timing and likelihood of completion of the Questar Combination, including the terms and conditions of any required regulatory approvals;

•	Receipt of approvals for, and timing of, closing dates for other acquisitions and divestitures;

•	The timing and execution of Dominion Midstream’s growth strategy;

•	Changes in rules for regional transmission organizations and independent system operators in which Dominion and Virginia Power participate, including changes in rate designs, changes in FERC’s interpretation of market rules and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in supplies of natural gas delivered to Dominion and Dominion Gas’ pipeline and processing systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•	Additional competition in industries in which the Companies operate, including in electric markets in which Dominion’s merchant generation facilities operate, and competition in the development, construction and ownership of certain electric transmission facilities in Virginia Power’s service territory in connection with FERC Order 1000;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion and Dominion Gas;

•	Changes in operating, maintenance and construction costs;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects and compliance with conditions associated with such regulatory approvals;

•	The inability to complete planned construction, conversion or expansion projects at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Adverse outcomes in litigation matters or regulatory proceedings; and

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2016, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing and employee benefit plans.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2016	2015	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion	$452	$413	$39
Diluted EPS	0.73	0.70	0.03

Year-To-Date
Net income attributable to Dominion	$976	$949	$27
Diluted EPS	1.61	1.60	0.01

Overview

Second Quarter 2016 vs. 2015

Net income attributable to Dominion increased 9%, primarily due to the absence of charges related to ash pond and landfill closure costs at certain utility generation facilities, a decrease in electric utility capacity related expenses and an increase in gains from agreements to convey shale development rights underneath several natural gas storage fields. These increases were partially offset by a decrease in electric utility sales to retail customers from a reduction in cooling degree days.

Year-To-Date 2016 vs. 2015

Net income attributable to Dominion increased 3%, primarily due to the absence of the write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015 and higher anticipated renewable energy investment tax credits. These increases were partially offset by a decrease in electric utility sales to retail customers from reductions in cooling and heating degree days and organizational design initiative costs.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Second Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Operating revenue	$2,598	$2,747	$(149)	$5,519	$6,156	$(637)
Electric fuel and other energy-related purchases	551	591	(40)	1,185	1,544	(359)
Purchased electric capacity	45	90	(45)	113	184	(71)
Purchased gas	56	111	(55)	175	361	(186)

Net revenue	1,946	1,955	(9)	4,046	4,067	(21)

Other operations and maintenance	665	709	(44)	1,368	1,311	57
Depreciation, depletion and amortization	361	339	22	712	682	30
Other taxes	139	134	5	303	299	4
Other income	72	56	16	126	116	10
Interest and related charges	239	221	18	465	444	21
Income tax expense	152	190	(38)	331	489	(158)

An analysis of Dominion’s results of operations follows:

Second Quarter 2016 vs. 2015

Net revenue decreased 1%, primarily reflecting:

•	A $25 million decrease from merchant generation operations, primarily due to lower volumes mainly from increased planned and unplanned outage days in the second quarter of 2016 ($59 million), partially offset by higher realized prices ($14 million) and an increase due to additional solar generating facilities ($9 million); and

•	An $8 million decrease from regulated natural gas transmission operations, primarily due to decreased demand charges.

These decreases were partially offset by a $30 million increase from electric utility operations, primarily reflecting:

•	A net decrease in capacity related expenses ($43 million);

•	An increase from rate adjustment clauses ($33 million); and

•	An increase in sales to customers due to the effect of changes in customer usage and other factors ($7 million); partially offset by

•	A decrease in sales to retail customers from a reduction in cooling degree days ($58 million).

Other operations and maintenance decreased 6%, primarily reflecting:

•	The absence of a $45 million charge related to ash pond and landfill closure costs at certain utility generation facilities; and

•	An increase in gains from agreements to convey shale development rights underneath several natural gas storage fields ($34 million).

These decreases were partially offset by:

•	A $40 million increase in planned outage costs primarily due to an increase in scheduled outage days at certain merchant generation facilities; and

•	A $16 million increase in storm damage and service restoration costs.

Income tax expense decreased 20%, primarily due to higher anticipated renewable energy investment tax credits ($21 million) and the impact of a state legislative change ($17 million).

Year-To-Date 2016 vs. 2015

Net revenue decreased 1%, primarily reflecting:

•	A $42 million decrease from regulated natural gas distribution operations, primarily due to a decrease in rate adjustment clause revenue related to low income assistance programs ($34 million) and a decrease in sales to customers due to a reduction in heating degree days ($11 million);

•	A $39 million decrease from merchant generation operations, primarily due to lower volumes mainly from increased planned and unplanned outage days ($63 million), partially offset by an increase due to additional solar generating facilities ($16 million); and

•	A $27 million decrease from regulated natural gas transmission operations, primarily due to:

•	A $31 million decrease in gas transportation and storage activities, primarily due to decreased demand charges ($19 million), decreased fuel retained ($11 million) and decreased regulated gas sales ($13 million), partially offset by DCG activities ($10 million); and

•	A $9 million decrease in NGL activities, due to decreased volumes ($7 million) and prices ($2 million); partially offset by

•	A $15 million increase due to services performed for Atlantic Coast Pipeline.

These decreases were partially offset by an $83 million increase from electric utility operations, primarily reflecting:

•	The absence of an $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A net decrease in capacity related expenses ($66 million); and

•	An increase from rate adjustment clauses ($51 million); partially offset by

•	A decrease in sales to retail customers from reductions in cooling and heating degree days ($132 million).

Other operations and maintenance increased 4%, primarily reflecting:

•	Organizational design initiative costs ($64 million);

•	A decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields ($31 million);

•	A $39 million increase in planned outage costs primarily due to an increase in scheduled outage days at certain merchant generation facilities;

•	A $19 million increase in storm damage and service restoration costs; and

•	A $15 million increase due to services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

These increases were partially offset by:

•	The absence of a $45 million charge related to ash pond and landfill closure costs at certain utility generation facilities; and

•	A decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs ($34 million). These bad debt expenses are recovered through rates and do not impact net income.

Income tax expense decreased 32%, primarily due to higher anticipated renewable energy investment tax credits ($90 million), lower pretax income ($48 million) and the impact of a state legislative change ($17 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
	2016	2015	$ Change	2016	2015	$ Change
(millions, except EPS)
Second Quarter
DVP	$104	$117	$(13)	$0.17	$0.20	$(0.03)
Dominion Generation(1)	171	250	(79)	0.28	0.42	(0.14)
Dominion Energy(1)	162	129	33	0.26	0.22	0.04

Primary operating segments	437	496	(59)	0.71	0.84	(0.13)
Corporate and Other	15	(83)	98	0.02	(0.14)	0.16

Consolidated	$452	$413	$39	$0.73	$0.70	$0.03

Year-To-Date
DVP	$224	$257	$(33)	$0.37	$0.43	$(0.06)
Dominion Generation(1)	416	512	(96)	0.69	0.87	(0.18)
Dominion Energy(1)	348	356	(8)	0.57	0.60	(0.03)

Primary operating segments	988	1,125	(137)	1.63	1.90	(0.27)
Corporate and Other	(12)	(176)	164	(0.02)	(0.30)	0.28

Consolidated	$976	$949	$27	$1.61	$1.60	$0.01

(1)	2015 amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Energy segment.

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Second Quarter			Year-To-Date
	2016	2015	% Change	2016	2015	% Change
Electricity delivered (million MWh)	18.9	20.1	(6)%	40.1	43.0	(7)%
Degree days (electric distribution service area):
Cooling	425	645	(34)	429	645	(33)
Heating	367	214	71	2,247	2,578	(13)
Average electric distribution customer accounts (thousands)(1)	2,545	2,521	1	2,543	2,519	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Second Quarter 2016 vs. 2015 Increase (Decrease)		Year-To-Date 2016 vs. 2015 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(11)	$(0.02)	$(26)	$(0.04)
Other	—	—	(5)	(0.01)
FERC transmission equity return	10	0.02	21	0.04
Storm damage and service restoration	(10)	(0.02)	(12)	(0.02)
Other	(2)	—	(11)	(0.02)
Share dilution	—	(0.01)	—	(0.01)

Change in net income contribution	$(13)	$(0.03)	$(33)	$(0.06)

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Second Quarter			Year-To-Date
	2016	2015	% Change	2016	2015	% Change
Electricity supplied (million MWh):
Utility	20.1	20.4	(1)%	42.3	43.3	(2)%
Merchant	6.2	6.6	(6)	13.3	13.0	2
Degree days (electric utility service area):
Cooling	425	645	(34)	429	645	(33)
Heating	367	214	71	2,247	2,578	(13)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Second Quarter 2016 vs. 2015 Increase (Decrease)		Year-To-Date 2016 vs. 2015 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(23)	$(0.04)	$(54)	$(0.09)
Other	5	0.01	2	—
Renewable energy investment tax credits(1)	(30)	(0.05)	(31)	(0.05)
Capacity related expenses	26	0.04	40	0.07
Outage costs	(24)	(0.04)	(23)	(0.04)
Merchant generation margin	(20)	(0.03)	(28)	(0.05)
Rate adjustment clause equity return	10	0.02	16	0.03
Other	(23)	(0.04)	(18)	(0.03)
Share dilution	—	(0.01)	—	(0.02)

Change in net income contribution	$(79)	$(0.14)	$(96)	$(0.18)

(1)	Tax credit is reflected in Generation segment once project is placed into service.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Second Quarter			Year-To-Date
	2016	2015	% Change	2016	2015	% Change
Gas distribution throughput (bcf):
Sales	3	3	—%	16	19	(16)%
Transportation	99	90	10	258	252	2
Heating degree days (gas distribution service area)	729	568	28	3,413	4,143	(18)
Average gas distribution customer accounts (thousands)(1):
Sales	224	231	(3)	233	239	(3)
Transportation	1,079	1,069	1	1,073	1,065	1
Average retail energy marketing customer accounts (thousands)(1)	1,376	1,288	7	1,364	1,269	7

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Second Quarter 2016 vs. 2015 Increase (Decrease)		Year-To-Date 2016 vs. 2015 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Gas distribution margin:
Weather	$1	$—	$(7)	$(0.01)
Other	1	—	6	0.01
Assignment of shale development rights	21	0.04	(20)	(0.03)
Retail energy marketing operations	6	0.01	9	0.01
Other	4	—	4	—
Share dilution	—	(0.01)	—	(0.01)

Change in net income contribution	$33	$0.04	$(8)	$(0.03)

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$12	$(17)	$29	$(26)	$(62)	$36
Specific items attributable to corporate operations	(1)	1	(2)	(11)	(2)	(9)

Total specific items	11	(16)	27	(37)	(64)	27
Other corporate operations:
Renewable energy investment tax credits	51	4	47	132	10	122
Other	(47)	(71)	24	(107)	(122)	15

Total other corporate operations	4	(67)	71	25	(112)	137

Total net income (expense)	$15	$(83)	$98	$(12)	$(176)	$164
EPS impact	$0.02	$(0.14)	$0.16	$(0.02)	$(0.30)	$0.28

Total Specific Items

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments’ performance or in allocating resources. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items in more detail.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Net income	$280	$246	$34	$543	$515	$28

Overview

Second Quarter 2016 vs. 2015

Net income increased 14%, primarily due to the absence of charges related to ash pond and landfill closure costs at certain utility generation facilities, a decrease in capacity related expenses and an increase in rate adjustment clause revenue. These increases were partially offset by a decrease in sales to retail customers from a reduction in cooling degree days.

Year-To-Date 2016 vs. 2015

Net income increased 5%, primarily due to the absence of the write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015, a decrease in capacity related expenses and a decrease in charges related to ash pond and landfill closure costs at certain utility generation facilities. These increases were partially offset by a decrease in sales to retail customers from reductions in cooling and heating degree days.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Operating revenue	$1,776	$1,813	$(37)	$3,666	$3,950	$(284)
Electric fuel and other energy-related purchases	475	497	(22)	1,011	1,307	(296)
Purchased electric capacity	45	90	(45)	113	184	(71)

Net revenue	1,256	1,226	30	2,542	2,459	83

Other operations and maintenance	386	445	(59)	836	841	(5)
Depreciation and amortization	247	231	16	495	469	26
Other taxes	70	69	1	144	143	1
Other income	18	21	(3)	34	36	(2)
Interest and related charges	113	108	5	227	216	11
Income tax expense	178	148	30	331	311	20

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2016 vs. 2015

Net revenue increased 2%, primarily reflecting:

•	A net decrease in capacity related expenses ($43 million);

•	An increase from rate adjustment clauses ($33 million); and

•	An increase in sales to customers due to the effect of changes in customer usage and other factors ($7 million); partially offset by

•	A decrease in sales to retail customers from a reduction in cooling degree days ($58 million).

Other operations and maintenance decreased 13%, primarily reflecting:

•	The absence of a $45 million charge related to ash pond and landfill closure costs at certain utility generation facilities; and

•	A $10 million decrease in salaries, wages and benefits and general administrative expenses; partially offset by

•	A $16 million increase in storm damage and service restoration costs.

Income tax expense increased 20%, primarily due to higher pre-tax income.

Year-To-Date 2016 vs. 2015

Net revenue increased 3%, primarily reflecting:

•	The absence of an $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A net decrease in capacity related expenses ($66 million); and

•	An increase from rate adjustment clauses ($51 million); partially offset by

•	A decrease in sales to retail customers from a reduction in cooling and heating degree days ($132 million).

Other operations and maintenance decreased 1%, primarily reflecting:

•	The absence of a $45 million charge related to ash pond and landfill closure costs at certain utility generation facilities;

•	A $6 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income; and

•	A $6 million decrease in outside services; partially offset by

•	Organizational design initiative costs ($32 million); and

•	A $19 million increase in storm damage and service restoration costs.

Dominion Gas

Results of Operations

Presented below is a summary of Dominion Gas’ consolidated results:

	Second Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Net income	$105	$85	$20	$203	$246	$(43)

Overview

Second Quarter 2016 vs. 2015

Net income increased 24%, primarily due to an increase in gains from agreements to convey shale development rights underneath several natural gas storage fields.

Year-To-Date 2016 vs. 2015

Net income decreased 17%, primarily due to a decrease in gas transportation and storage activities and a decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Gas’ results of operations:

	Second Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Operating revenue	$368	$395	$(27)	$799	$926	$(127)
Purchased gas	16	21	(5)	50	95	(45)
Other energy-related purchases	1	7	(6)	4	13	(9)

Net revenue	351	367	(16)	745	818	(73)

Other operations and maintenance	74	124	(50)	198	198	—
Depreciation and amortization	52	53	(1)	95	104	(9)
Other taxes	39	37	2	91	92	(1)
Other income	9	4	5	15	13	2
Interest and related charges	23	18	5	45	35	10
Income tax expense	67	54	13	128	156	(28)

An analysis of Dominion Gas’ results of operations follows:

Second Quarter 2016 vs. 2015

Net revenue decreased 4%, primarily reflecting:

•	A $12 million decrease from regulated natural gas transmission operations, primarily reflecting:

•	A $17 million decrease in gas transportation and storage activities, primarily due to decreased demand charges; and

•	A $3 million decrease in NGL activities primarily due to decreased volumes; partially offset by

•	An $8 million increase due to services performed for Atlantic Coast Pipeline; and

•	A $5 million decrease from regulated natural gas distribution operations, primarily reflecting a decrease in rate adjustment clause revenue related to low income assistance programs ($7 million), partially offset by an increase in AMR and PIR program revenues ($2 million).

Other operations and maintenance decreased 40%, primarily reflecting:

•	An increase in gains from agreements to convey shale development rights underneath several natural gas storage fields ($34 million);

•	A decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs ($7 million). These bad debt expenses are recovered through rates and do not impact net income; and

•	A $8 million decrease in salaries, wages and benefits and general administrative expenses; partially offset by

•	An $8 million increase due to services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Other income increased $5 million, primarily due to a gain on the sale of 0.65% of the non-controlling partnership interest in Iroquois.

Interest and related charges increased 28%, primarily due to higher interest expense on long-term debt resulting from a debt issuance in November 2015.

Income tax expense increased 24%, primarily reflecting higher pre-tax income.

Year-To-Date 2016 vs. 2015

Net revenue decreased 9%, primarily reflecting:

•	An $38 million decrease from regulated natural gas distribution operations, primarily reflecting:

•	A decrease in rate adjustment clause revenue related to low income assistance programs ($34 million); and

•	A decrease in sales to customers due to a reduction in heating degree days ($6 million); partially offset by

•	An increase in AMR and PIR program revenues ($7 million); and

•	A $36 million decrease from regulated natural gas transmission operations, primarily reflecting:

•	A $41 million decrease in gas transportation and storage activities, primarily due to decreased demand charges ($21 million), decreased regulated gas sales ($13 million) and decreased fuel retained ($10 million); and

•	A $9 million decrease in NGL activities, due to decreased volumes ($7 million) and prices ($2 million); partially offset by

•	A $15 million increase due to services performed for Atlantic Coast Pipeline.

Other operations and maintenance expense was $198 million for both the six months ended June 30, 2016 and 2015. These amounts reflect the impact of the following items:

•	A decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs ($34 million). These bad debt expenses are recovered through rates and do not impact net income;

•	A $9 million decrease in salaries, wages and benefits and general administrative expenses;

•	A decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields ($31 million);

•	A $15 million increase due to services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; and

•	Organizational design initiative costs ($8 million).

Interest and related charges increased 29%, primarily due to higher interest expense on long-term debt resulting from a debt issuance in November 2015.

Income tax expense decreased 18%, primarily reflecting lower pre-tax income.

Liquidity and Capital Resources

Dominion depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

In September 2015, Dominion initiated a program to purchase from the market up to $50 million of common units representing limited partner interests in Dominion Midstream. The common units may be acquired by Dominion over the 12 month period following commencement of the program at the discretion of management. During the six months ended June 30, 2016, Dominion purchased approximately 489,000 common units for $13 million. Dominion still has the ability to purchase $12 million of common units under the program.

Given the sufficiency of operating and other cash flows at the Dominion level, no dividends were declared or paid to Dominion by either Virginia Power or Dominion Gas during the first quarter of 2016. During the second quarter of 2016, no dividends were declared or paid to Dominion by Virginia Power.

At June 30 2016, Dominion had $2.0 billion of unused capacity under its credit facilities.

A summary of Dominion’s cash flows is presented below:

	2016	2015
(millions)
Cash and cash equivalents at January 1	$607	$318
Cash flows provided by (used in):
Operating activities	2,018	2,160
Investing activities	(3,725)	(3,084)
Financing activities	1,477	877

Net decrease in cash and cash equivalents	(230)	(47)

Cash and cash equivalents at June 30	$377	$271

Operating Cash Flows

Net cash provided by Dominion’s operating activities decreased $142 million, primarily due to higher net margin collateral requirements and the impact from unfavorable weather in 2016, partially offset by higher deferred fuel cost recoveries in its Virginia jurisdiction.

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

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of June 30, 2016 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$87	$31	$56
Non-investment grade(2)	2	—	2
No external ratings:
Internally rated - investment grade(3)	11	—	11
Internally rated - non-investment grade(4)	11	1	10

Total	$111	$32	$79

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 63% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 11% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 4% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased $641 million, primarily due to higher capital expenditures and the restricted cash for the Questar Combinations, partially offset by the absences of Dominion’s acquisition of DCG and the acquisition of solar development projects in 2015.

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

Net cash provided by Dominion’s financing activities increased $600 million, primarily reflecting an increase in common stock issuances.

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

In March 2016, Fitch Ratings Ltd. and Standard & Poor’s changed the rating for Dominion’s junior subordinated debt securities to account for its inability to defer interest payments on the remarketed 2013 Series A RSNs. Junior subordinated debt securities with an interest deferral feature are rated one notch lower by Fitch Ratings Ltd. and Standard & Poor’s (BBB-) than junior subordinated debt securities without an interest deferral feature (BBB). See Note 14 to the Consolidated Financial Statements for a description of the remarketed notes. As of June 30, 2016, there have been no additional changes in Dominion’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, there is a discussion on the various covenants present in the enabling agreements underlying Dominion’s debt. As of June 30, 2016, there have been no material changes to debt covenants, nor any events of default under Dominion’s debt covenants. Pursuant to a waiver received in April 2016, the 65% maximum debt to total capital ratio in Dominion’s credit agreements will, with respect to Dominion only and upon closing of the Questar Combination, be temporarily increased to 70% until the end of the fourth fiscal quarter following closing (including the fiscal quarter in which the closing occurs).

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2016, there have been no material changes outside the ordinary course of business to Dominion’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Off-Balance Sheet Arrangements

As of June 30, 2016, with the exception of the leasing arrangement described herein, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Leasing Arrangement

In July 2016, Dominion signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor is providing equity and has obtained financing commitments from debt investors to fund the project costs, totaling $365 million. The project is expected to be completed by mid-2019. Dominion has been appointed to act as the construction agent for the lessor, during which time Dominion will request cash draws from the the lessor and debt investors to fund all project costs. If the project is terminated under certain events of default, Dominion could be required to pay up to 89.9% of the then funded amount. For specific full recourse events, Dominion could be required to pay up to 100% of the then funded amount.

The five-year lease term will commence once construction is substantially complete and the facility is able to be occupied. At the end of the initial lease term, Dominion can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds.

The respective transactions have been structured so that Dominion is not considered the owner during construction for financial accounting purposes and, therefore, will not reflect the construction activity in its consolidated financial statements. The financial accounting treatment of the lease agreement will be impacted by the new accounting standard issued in February 2016. Dominion will be considered the owner of the leased property for tax purposes, and as a result, will be entitled to tax deductions for depreciation and interest expense.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015 and Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The new rule requires states to impose standards of performance limits for existing fossil fuel-fired electric generating units or equivalent statewide intensity-based or mass-based CO2 binding goals or limits. States are required to submit interim plans to the EPA by September 2016 identifying how they will comply with the rule, with final plans due by September 2018. The EPA also proposed a federal plan and model trading rules that, when finalized, states can adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA. Virginia Power’s most recent integrated resources plan filed in May 2016 includes four alternative plans that represent plausible compliance strategies with the rule as proposed, and which include additional coal unit retirements and additional low or zero-carbon resources. The final rule has been challenged in the United States Court of Appeals for the District of Columbia Circuit. In February 2016, the United States Supreme Court issued a stay of the Clean Power Plan until the disposition of the petitions challenging the rule now before the Court of Appeals, and, if such petitions are filed in the future, before the United States Supreme Court. Dominion does not know whether these legal challenges will impact the submittal deadlines for the state implementation plans. Also in February 2016, the Governor of Virginia announced that it will continue development of a state plan. Until all court challenges have been resolved, the state plans are developed and the EPA approves the plans, Dominion cannot predict the potential financial statement impacts. However, Dominion believes the potential expenditures to comply based on the four alternative plans discussed in the most recent integrated resources plan will be material.

Legal Matters

See Item 3. Legal Proceedings in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and Notes 12 and 15 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, and Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and in this report for additional information on various regulatory matters.

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

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease in fair value of $20 million and $24 million of Dominion’s commodity-based derivative instruments as of June 30, 2016 and December 31, 2015, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in the fair value of $54 million and $42 million of Virginia Power’s commodity-based derivative instruments as of June 30, 2016 and December 31, 2015, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $6 million and $5 million of Dominion Gas’ commodity-based derivative instruments as of June 30, 2016 and December 31, 2015, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2016 or December 31, 2015.

The Companies may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges.

As of June 30, 2016, Dominion and Virginia Power had $3.1 billion and $1.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $52 million and $42 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at June 30, 2016. As of December 31, 2015, Dominion, Virginia Power and Dominion Gas had $4.6 billion, $2.0 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $71 million, $52 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2015.

In June 2016, Dominion Gas entered into foreign currency swaps with the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of June 30, 2016, Dominion Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2016.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $67 million and $102 million for the six months ended June 30, 2016 and 2015, respectively, and $184 million for the year ended December 31, 2015. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $98 million for the six months ended June 30, 2016. Dominion recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on these investments of $62 million for the six months ended June 30, 2015 and $157 million for the year ended December 31, 2015.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $32 million and $38 million for the six months ended June 30, 2016 and 2015, respectively, and $88 million for the year ended December 31, 2015. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $53 million for the six months ended June 30, 2016. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on these investments of $21 million for the six months ended June 30, 2015 and $76 million for the year ended December 31, 2015.

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

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

•	Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

•	Notes 12 and 15 in this report.

ITEM 1A. RISK FACTORS

The Companies businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/16-4/30/16	1,639	$75.39	—	19,629,059 shares/ $1.18 billion
5/1/16-5/31/16	6,739	71.47	—	19,629,059 shares/ $1.18 billion
6/1/16-6/30/16	1,527	71.68	—	19,629,059 shares/ $1.18 billion

Total	9,905	$72.15	—	19,629,059 shares/ $1.18 billion

(1)	In April, May and June 2016, 1,639 shares, 6,739 shares and 1,527 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 17, 2015 (Exhibit 3.1, Form 8-K filed December 17, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Indenture, dated as of October 1, 2013, between Dominion Gas Holdings, LLC and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form S-4 filed April 4, 2014, File No. 333-195066); First Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.2, Form S-4 filed April 4, 2014, File No. 333-195066); Second Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.3, Form S-4 filed April 4, 2014, File No. 333-195066); Third Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.4, Form S-4 filed April 4, 2014, File No. 333-195066); Fourth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.2, Form 8-K filed December 8, 2014, File No. 333-195066); Fifth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.3, Form 8-K filed December 8, 2014, File No. 333-195066); Sixth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.4, Form 8-K filed December 8, 2014, File No. 333-195066); Seventh Supplemental Indenture, dated as of November 1, 2015 (Exhibit 4.2, Form 8-K filed November 17, 2015, File No. 001-37591); Eighth Supplemental Indenture, dated as of May 1, 2016 (filed herewith); Ninth Supplemental Indenture, dated as of June 1, 2016 (filed herewith); Tenth Supplemental Indenture, dated as of June 1, 2016 (filed herewith).	X		X

4.2	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Eighth Supplemental Indenture, dated March 7, 2016 (Exhibit 4.4, Form 8-K filed March 7, 2016, File No. 1-8489); Ninth Supplemental Indenture, dated May 26, 2016 (Exhibit 4.4, Form 8-K filed May 26, 2016, File No. 1-8489); Tenth Supplemental Indenture, dated as of July 1, 2016 (Exhibit 4.3, Form 8-K filed July 19, 2016, File No. 1-8489).	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

August 3, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 3, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION GAS HOLDINGS, LLC Registrant

August 3, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 17, 2015 (Exhibit 3.1, Form 8-K filed December 17, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Indenture, dated as of October 1, 2013, between Dominion Gas Holdings, LLC and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form S-4 filed April 4, 2014, File No. 333-195066); First Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.2, Form S-4 filed April 4, 2014, File No. 333-195066); Second Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.3, Form S-4 filed April 4, 2014, File No. 333-195066); Third Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.4, Form S-4 filed April 4, 2014, File No. 333-195066); Fourth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.2, Form 8-K filed December 8, 2014, File No. 333-195066); Fifth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.3, Form 8-K filed December 8, 2014, File No. 333-195066); Sixth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.4, Form 8-K filed December 8, 2014, File No. 333-195066); Seventh Supplemental Indenture, dated as of November 1, 2015 (Exhibit 4.2, Form 8-K filed November 17, 2015, File No. 001-37591); Eighth Supplemental Indenture, dated as of May 1, 2016 (filed herewith); Ninth Supplemental Indenture, dated as of June 1, 2016 (filed herewith); Tenth Supplemental Indenture, dated as of June 1, 2016 (filed herewith).	X		X

4.2	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Eighth Supplemental Indenture, dated March 7, 2016 (Exhibit 4.4, Form 8-K filed March 7, 2016, File No. 1-8489); Ninth Supplemental Indenture, dated May 26, 2016 (Exhibit 4.4, Form 8-K filed May 26, 2016, File No. 1-8489); Tenth Supplemental Indenture, dated as of July 1, 2016 (Exhibit 4.3, Form 8-K filed July 19, 2016, File No. 1-8489).	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

*	Indicates management contract or compensatory plan or arrangement