Form 10-Q
period 2016-09-30
DOMINION RESOURCES INC /VA/; Dominion Gas Holdings, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2016-11-09
CIK 715957, 1603291, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒                         Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Gas Holdings, LLC    Yes  ☐    No  ☒

At October 15, 2016, the latest practicable date for determination, Dominion Resources, Inc. had 626,750,459 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Resources, Inc. holds all of the membership interests of Dominion Gas Holdings, LLC.

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

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition

2013 Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013

2014 Equity Units	Dominion’s 2014 Series A Equity Units issued in July 2014

2016 Equity Units	Dominion’s 2016 Series A Equity Units issued in August 2016

AFUDC	Allowance for funds used during construction

AMR	Automated meter reading program deployed by East Ohio

AOCI	Accumulated other comprehensive income (loss)

AROs	Asset retirement obligations

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke and Southern Company Gas

BACT	Best available control technology

bcf	Billion cubic feet

bcfe	Billion cubic feet equivalent

BREDL	Blue Ridge Environmental Defense League

Brunswick County	A 1,358 MW combined cycle, natural gas-fired power station in Brunswick County, Virginia

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CAISO	California Independent System Operator

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

CFO	Chief Financial Officer

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Companies	Dominion, Virginia Power and Dominion Gas, collectively

Contribution Agreement	Contribution, Conveyance and Assumption Agreement between Dominion and Dominion Midstream dated October 28, 2016

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

CPCN	Certificate of Public Convenience and Necessity

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

DCG	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DEI	Dominion Energy, Inc.

DOE	Department of Energy

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power and Dominion Gas) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Iroquois	Dominion Iroquois, Inc., which, as of May 2016, holds a 24.07% noncontrolling partnership interest in Iroquois

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC and DCG (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP, and its consolidated subsidiaries

Dominion Questar	The legal entity, Dominion Questar Corporation (formerly known as Questar Corporation), one or more of its consolidated subsidiaries, or operating segments, or the entirety of Dominion Questar Corporation and its consolidated subsidiaries

Abbreviation or Acronym	Definition

Dominion Questar Combination	Agreement and plan of merger entered on January 31, 2016 between Dominion and Dominion Questar in which Dominion Questar became a wholly-owned subsidiary of Dominion upon closing on September 16, 2016

DRS	Dominion Resources Services, Inc.

DSM	Demand-side management

Dth	Dekatherm

DTI	Dominion Transmission, Inc.

Duke	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of Duke Energy Corporation and its consolidated subsidiaries

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

EPA	Environmental Protection Agency

EPS	Earnings per share

FERC	Federal Energy Regulatory Commission

Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion and Four Brothers Holdings, LLC, a wholly-owned subsidiary of NRG effective November 2016

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Wind Energy North America Inc. in Benton County, Indiana

FTA	Free Trade Agreement

FTRs	Financial transmission rights

GAAP	United States generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion and Granite Mountain Renewables, LLC, a wholly-owned subsidiary of NRG effective November 2016

Greensville County	An approximately 1,588 MW proposed natural gas-fired combined-cycle power station in Greensville County, Virginia

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Hope

Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion and Iron Springs Renewables, LLC, a wholly-owned subsidiary of NRG effective November 2016

Iroquois	Iroquois Gas Transmission System, L.P.

ISO-NE	Independent System Operator New England

July 2016 hybrids	2016 Series A Enhanced Junior Subordinated Notes due 2076

June 2006 hybrids	2006 Series A Enhanced Junior Subordinated Notes due 2066

kV	Kilovolt

Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point

LNG	Liquefied natural gas

Local 50	International Brotherhood of Electrical Workers Local 50

Local 69	Local 69, Utility Workers Union of America, United Gas Workers

MATS	Utility Mercury and Air Toxics Standard Rule

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MGD	Million gallons a day

MISO	Midcontinent Independent Transmission System Operator, Inc.

MW	Megawatt

MWh	Megawatt hour

NedPower	A wind-turbine facility joint venture between Dominion and Shell Wind Energy, Inc. in Grant County, West Virginia

NGLs	Natural gas liquids

NOx	Nitrogen oxide

North Carolina Commission	North Carolina Utilities Commission

NRC	Nuclear Regulatory Commission

Abbreviation or Acronym	Definition

NRG	The legal entity, NRG Energy, Inc., one or more of its consolidated subsidiaries (including, effective November 2016, Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of NRG Energy, Inc. and its consolidated subsidiaries

NSPS	New Source Performance Standards

NYSE	New York Stock Exchange

Ohio Commission	Public Utilities Commission of Ohio

Order 1000	Order issued by FERC adopting new requirements for electric transmission planning, cost allocation and development

PIPP	Percentage of Income Payment Plan deployed by East Ohio

PIR	Pipeline Infrastructure Replacement program deployed by East Ohio

PJM	PJM Interconnection, L.L.C.

ppb	Parts-per-billion

PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure deployed by Hope

PSD	Prevention of Significant Deterioration

PSMP	Pipeline Safety Management Program deployed by East Ohio

Questar Gas	Questar Gas Company

Questar Pipeline	Questar Pipeline, LLC (successor by statutory conversion to and formerly known as Questar Pipeline Company), one or more of its consolidated subsidiaries, or the entirety of Questar Pipeline, LLC and its consolidated subsidiaries

REIT	Real estate investment trust

Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County

Rider U	A rate adjustment clause associated with the recovery of new underground distribution facilities

Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland, Scott Solar and Whitehouse

Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases

ROE	Return on equity

RSN	Remarketable subordinated note

Scott Solar	An approximately 17 MW utility-scale solar power station under construction in Powhatan County, Virginia

SEC	Securities and Exchange Commission

September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066

SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.

SunEdison	The legal entity, SunEdison, Inc., one or more of its consolidated subsidiaries (including, through November 2016, Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of SunEdison, Inc. and its consolidated subsidiaries

Terra Nova Renewable Partners	A partnership between SunEdison and institutional investors advised by J.P. Morgan Asset Management-Global Real Assets

Three Cedars	Granite Mountain and Iron Springs, collectively

TransCanada	The legal entity, TransCanada Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of TransCanada Corporation and its consolidated subsidiaries

UAO	Unilateral Administrative Order

Utah Commission	Public Service Commission of Utah

VDEQ	Virginia Department of Environmental Quality

VEBA	Voluntary Employees’ Beneficiary Association

VIE	Variable interest entity

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

VOC	Volatile organic compounds

West Virginia Commission	Public Service Commission of West Virginia

White River Hub	White River Hub, LLC, a FERC-regulated transporter of natural gas in western Colorado

Whitehouse	An approximately 20 MW utility-scale solar power station under construction in Louisa County, Virginia

Woodland	An approximately 19 MW utility-scale solar power station under construction in Isle of Wight County, Virginia

Wyoming Commission	Wyoming Public Service Commission

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions, except per share amounts)
Operating Revenue	$3,132	$2,971	$8,651	$9,127

Operating Expenses
Electric fuel and other energy-related purchases	606	636	1,791	2,180
Purchased (excess) electric capacity	(6)	75	107	259
Purchased gas	77	85	252	446
Other operations and maintenance	765	564	2,133	1,875
Depreciation, depletion and amortization	400	355	1,112	1,037
Other taxes	145	133	448	432

Total operating expenses	1,987	1,848	5,843	6,229

Income from operations	1,145	1,123	2,808	2,898

Other income	63	11	189	127
Interest and related charges	250	230	715	674

Income from operations including noncontrolling interests before income tax expense	958	904	2,282	2,351
Income tax expense	230	305	561	794

Net Income Including Noncontrolling Interests	728	599	1,721	1,557
Noncontrolling Interests	38	6	55	15

Net Income Attributable to Dominion	$690	$593	$1,666	$1,542

Earnings Per Common Share
Net income attributable to Dominion - Basic	$1.10	$1.00	$2.72	$2.61
Net income attributable to Dominion - Diluted	1.10	1.00	2.71	2.60

Dividends Declared Per Common Share	$0.7000	$0.6475	$2.1000	$1.9425

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Net income including noncontrolling interests	$728	$599	$1,721	$1,557
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	14	(7)	56	25
Changes in unrealized net gains (losses) on investment securities(2)	31	(59)	72	(55)
Changes in unrecognized pension and other postretirement benefit costs(3)	15	(9)	15	(6)
Amounts reclassified to net income:
Net derivative gains-hedging activities(4)	(34)	(53)	(141)	(53)
Net realized gains on investment securities(5)	(13)	(2)	(23)	(35)
Net pension and other postretirement benefit costs(6)	9	14	25	39
Changes in other comprehensive income (loss) from equity method investees(7)	—	1	(1)	—

Total other comprehensive income (loss)	22	(115)	3	(85)

Comprehensive income including noncontrolling interests	750	484	1,724	1,472
Comprehensive income attributable to noncontrolling interests	38	6	55	15

Comprehensive income attributable to Dominion	$712	$478	$1,669	$1,457

(1)	Net of $(8) million and $— million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $(34) million and $(20) million tax for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Net of $(18) million and $55 million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $(43) million and $50 million tax for the nine months ended September 30, 2016 and 2015, respectively.
(3)	Net of $(10) million and $(9) million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $(10) million and $(6) million tax for the nine months ended September 30, 2016 and 2015, respectively.
(4)	Net of $21 million and $30 million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $88 million and $34 million tax for the nine months ended September 30, 2016 and 2015, respectively.
(5)	Net of $7 million and $— million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $13 million and $20 million tax for the nine months ended September 30, 2016 and 2015, respectively.
(6)	Net of $(4) million and $(7) million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $(16) million and $(25) million tax for the nine months ended September 30, 2016 and 2015, respectively.
(7)	Net of $— million and $(1) million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $— million tax for both the nine months ended September 30, 2016 and 2015.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$251	$607
Customer receivables (less allowance for doubtful accounts of $18 and $32)	1,259	1,200
Other receivables (less allowance for doubtful accounts of $3 and $2)	133	169
Inventories	1,516	1,348
Prepayments	147	198
Other	493	667

Total current assets	3,799	4,189

Investments
Nuclear decommissioning trust funds	4,427	4,183
Investment in equity method affiliates	1,498	1,320
Other	299	271

Total investments	6,224	5,774

Property, Plant and Equipment
Property, plant and equipment	68,282	57,776
Accumulated depreciation, depletion and amortization	(19,394)	(16,222)

Total property, plant and equipment, net	48,888	41,554

Deferred Charges and Other Assets
Goodwill	6,405	3,294
Pension and other postretirement benefit assets	1,095	943
Regulatory assets	2,143	1,865
Other	1,045	1,029

Total deferred charges and other assets	10,688	7,131

Total assets	$69,599	$58,648

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2016	December 31, 2015(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,931	$1,825
Short-term debt	3,097	3,509
Accounts payable	685	726
Accrued interest, payroll and taxes	800	515
Other(2)	1,514	1,544

Total current liabilities	9,027	8,119

Long-Term Debt
Long-term debt	23,356	20,048
Junior subordinated notes	2,980	1,340
Remarketable subordinated notes	2,371	2,080

Total long-term debt	28,707	23,468

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	8,675	7,414
Asset retirement obligations	2,153	1,887
Regulatory liabilities	2,597	2,285
Other	2,248	1,873

Total deferred credits and other liabilities	15,673	13,459

Total liabilities	53,407	45,046

Commitments and Contingencies (see Note 15)
Equity
Common stock – no par(3)	8,592	6,680
Retained earnings	6,837	6,458
Accumulated other comprehensive loss	(471)	(474)

Total common shareholders’ equity	14,958	12,664

Noncontrolling interests	1,234	938

Total equity	16,192	13,602

Total liabilities and equity	$69,599	$58,648

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 3 for amounts attributable to related parties.
(3)	1 billion shares authorized; 627 million shares and 596 million shares outstanding at September 30, 2016 and December 31, 2015, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Dominion Shareholders
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions)
December 31, 2015	596	$6,680	$6,458	$(474)	$12,664	$938	$13,602

Net income including noncontrolling interests			1,666		1,666	55	1,721
Contributions from SunEdison to Four Brothers and Three Cedars					—	178	178
Sale of interest in merchant solar projects		22			22	117	139
Purchase of Dominion Midstream common units		(3)			(3)	(14)	(17)
Issuance of common stock	31	2,079			2,079		2,079
Stock awards (net of change in unearned compensation)		10			10		10
Present value of stock purchase contract payments related to RSNs		(191)			(191)		(191)
Dividends and distributions			(1,287)		(1,287)	(39)	(1,326)
Other comprehensive income, net of tax				3	3		3
Other		(5)			(5)	(1)	(6)

September 30, 2016	627	$8,592	$6,837	$(471)	$14,958	$1,234	$16,192

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2016	2015
(millions)
Operating Activities
Net income including noncontrolling interests	$1,721	$1,557
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,325	1,250
Deferred income taxes and investment tax credits	481	703
Gains on the sales of assets and equity method investment in Iroquois	(50)	(123)
Other adjustments	(78)	(1)
Changes in:
Accounts receivable	19	229
Inventories	(10)	(3)
Deferred fuel and purchased gas costs, net	84	70
Prepayments	71	45
Accounts payable	(89)	(222)
Accrued interest, payroll and taxes	205	(13)
Margin deposit assets and liabilities	1	205
Other operating assets and liabilities	(294)	(244)

Net cash provided by operating activities	3,386	3,453

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(4,536)	(3,632)
Acquisition of Dominion Questar, net of cash acquired	(4,372)	—
Acquisition of solar development projects	(21)	(278)
Acquisition of DCG	—	(497)
Proceeds from sales of securities	1,009	937
Purchases of securities	(1,065)	(921)
Proceeds from assignments of shale development rights	10	80
Other	(54)	(39)

Net cash used in investing activities	(9,029)	(4,350)

Financing Activities
Repayment of short-term debt, net	(713)	(220)
Issuance of short-term notes	1,200	—
Repayment and repurchase of short-term notes	(600)	—
Issuance and remarketing of long-term debt	5,730	2,262
Repayment and repurchase of long-term debt	(1,169)	(675)
Proceeds from sale of interest in merchant solar projects	117	—
Contributions from SunEdison to Four Brothers and Three Cedars	178	—
Issuance of common stock	2,079	717
Common dividend payments	(1,287)	(1,150)
Other	(248)	(117)

Net cash provided by financing activities	5,287	817

Decrease in cash and cash equivalents	(356)	(80)
Cash and cash equivalents at beginning of period	607	318

Cash and cash equivalents at end of period	$251	$238

Supplemental Cash Flow Information
Significant noncash investing and financing activities(1)(2):
Accrued capital expenditures	$341	$389
Dominion Midstream’s acquisition of a noncontrolling partnership interest in Iroquois in exchange for issuance of Dominion Midstream common units	—	216

(1)	See Note 3 for noncash activities related to the acquisitions of Four Brothers and Three Cedars in 2015.
(2)	See Note 14 for noncash activities related to the remarketing of RSNs in 2016.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Operating Revenue(1)	$2,211	$2,058	$5,877	$6,008

Operating Expenses
Electric fuel and other energy-related purchases(1)	516	554	1,527	1,861
Purchased (excess) electric capacity	(6)	75	107	259
Other operations and maintenance:
Affiliated suppliers	73	64	238	208
Other	370	311	1,041	1,008
Depreciation and amortization	270	244	765	713
Other taxes	74	69	218	212

Total operating expenses	1,297	1,317	3,896	4,261

Income from operations	914	741	1,981	1,747

Other income	13	13	47	49
Interest and related charges	118	116	345	332

Income before income tax expense	809	638	1,683	1,464
Income tax expense	306	253	637	564

Net Income	$503	$385	$1,046	$900

(1)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Net income	$503	$385	$1,046	$900
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(1)	(6)	(16)	(3)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	4	(11)	10	(10)
Amounts reclassified to net income:
Net derivative losses-hedging activities(3)	—	—	—	1
Net realized gains on nuclear decommissioning trust funds(4)	(1)	(1)	(2)	(4)

Total other comprehensive income (loss)	2	(18)	(8)	(16)

Comprehensive income	$505	$367	$1,038	$884

(1)	Net of $1 million and $3 million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $10 million and $1 million tax for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Net of $(2) million and $5 million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $(6) million and$5 million tax for the nine months ended September 30, 2016 and 2015, respectively.
(3)	Net of $— million tax for both the three months ended September 30, 2016 and 2015, and net of $(1) million and $— million tax for the nine months ended September 30, 2016 and 2015, respectively.
(4)	Net of $1 million and $2 million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $2 million and $3 million tax for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$18	$18
Customer receivables (less allowance for doubtful accounts of $10 and $27)	937	822
Other receivables (less allowance for doubtful accounts of $1 at both dates)	87	109
Affiliated receivables	1	296
Inventories (average cost method)	836	873
Prepayments	23	38
Regulatory assets	197	326
Other(2)	33	22

Total current assets	2,132	2,504

Investments
Nuclear decommissioning trust funds	2,074	1,945
Other	3	3

Total investments	2,077	1,948

Property, Plant and Equipment
Property, plant and equipment	39,428	37,639
Accumulated depreciation and amortization	(12,314)	(11,708)

Total property, plant and equipment, net	27,114	25,931

Deferred Charges and Other Assets
Regulatory assets	897	667
Other(2)	527	515

Total deferred charges and other assets	1,424	1,182

Total assets	$32,747	$31,565

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2016	December 31, 2015(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$679	$476
Short-term debt	965	1,656
Accounts payable	330	366
Payables to affiliates	84	73
Affiliated current borrowings	—	376
Accrued interest, payroll and taxes	321	190
Regulatory liabilities	75	35
Other(2)	690	558

Total current liabilities	3,144	3,730

Long-Term Debt	8,963	8,892

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,017	4,654
Asset retirement obligations	1,194	1,104
Regulatory liabilities	1,967	1,929
Other(2)	784	615

Total deferred credits and other liabilities	8,962	8,302

Total liabilities	21,069	20,924

Commitments and Contingencies (see Note 15)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	4,795	3,750
Accumulated other comprehensive income	32	40

Total common shareholder’s equity	11,678	10,641

Total liabilities and shareholder’s equity	$32,747	$31,565

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at September 30, 2016 and December 31, 2015.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2016	2015
(millions)
Operating Activities
Net income	$1,046	$900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	903	844
Deferred income taxes and investment tax credits	369	9
Other adjustments	(15)	20
Changes in:
Accounts receivable	(99)	10
Affiliated receivables and payables	306	(33)
Inventories	37	11
Prepayments	15	228
Deferred fuel expenses, net	79	40
Accounts payable	4	(62)
Accrued interest, payroll and taxes	131	137
Other operating assets and liabilities	8	70

Net cash provided by operating activities	2,784	2,174

Investing Activities
Plant construction and other property additions	(1,835)	(1,840)
Purchases of nuclear fuel	(106)	(100)
Proceeds from sales of securities	478	407
Purchases of securities	(513)	(423)
Other	(11)	(38)

Net cash used in investing activities	(1,987)	(1,994)

Financing Activities
Issuance (repayment) of short-term debt, net	(691)	1
Repayment of affiliated current borrowings, net	(376)	(427)
Issuance and remarketing of long-term debt	750	1,112
Repayment of long-term debt	(476)	(421)
Common dividend payments to parent	—	(416)
Other	(4)	(5)

Net cash used in financing activities	(797)	(156)

Increase in cash and cash equivalents	—	24
Cash and cash equivalents at beginning of period	18	15

Cash and cash equivalents at end of period	$18	$39

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$209	$139

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Operating Revenue(1)	$382	$365	$1,181	$1,291

Operating Expenses
Purchased gas(1)	21	8	71	103
Other energy-related purchases	4	4	8	17
Other operations and maintenance:
Affiliated suppliers	20	12	63	50
Other	113	51	268	211
Depreciation and amortization	55	53	150	157
Other taxes	36	35	127	127

Total operating expenses	249	163	687	665

Income from operations	133	202	494	626

Other income	7	4	22	17
Interest and related charges	23	18	68	53

Income from operations before income taxes	117	188	448	590
Income tax expense	34	77	162	233

Net Income	$83	$111	$286	$357

(1)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Net income	$83	$111	$286	$357
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	9	3	(6)	2
Amounts reclassified to net income:
Net derivative gains-hedging activities(2)	(1)	(2)	(3)	(3)
Net pension and other postretirement benefit costs(3)	1	1	2	3

Total other comprehensive income (loss)	9	2	(7)	2

Comprehensive income	$92	$113	$279	$359

(1)	Net of $(3) million and $(1) million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $5 million and $— million tax for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Net of $2 million and $1 million tax for the three months ended September 30, 2016 and 2015, respectively, and net of $2 million and $1 million tax for the nine months ended September 30, 2016 and 2015, respectively.
(3)	Net of $(1) million tax for both the three months ended September 30, 2016 and 2015, and net of $(2) million and $(3) million tax for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$8	$13
Customer receivables (less allowance for doubtful accounts of $1 at both dates)(2)	158	219
Other receivables (less allowance for doubtful accounts of $1 and $2)(2)	12	7
Affiliated receivables	5	98
Inventories	94	78
Prepayments	73	88
Other(2)	55	63

Total current assets	405	566

Investments	98	104

Property, Plant and Equipment
Property, plant and equipment	10,259	9,693
Accumulated depreciation and amortization	(2,808)	(2,690)

Total property, plant and equipment, net	7,451	7,003

Deferred Charges and Other Assets
Goodwill	542	542
Pension and other postretirement benefit assets(2)	1,613	1,510
Other(2)	634	583

Total deferred charges and other assets	2,789	2,635

Total assets	$10,743	$10,308

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2016	December 31, 2015(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$400	$400
Short-term debt	60	391
Accounts payable	124	201
Payables to affiliates	20	22
Affiliated current borrowings	—	95
Accrued interest, payroll and taxes	176	183
Other(2)	162	183

Total current liabilities	942	1,475

Long-Term Debt	3,545	2,869

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,414	2,214
Other(2)	395	432

Total deferred credits and other liabilities	2,809	2,646

Total liabilities	7,296	6,990

Commitments and Contingencies (see Note 15)
Equity
Membership interests	3,553	3,417
Accumulated other comprehensive loss(2)	(106)	(99)

Total equity	3,447	3,318

Total liabilities and equity	$10,743	$10,308

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2016	2015
(millions)
Operating Activities
Net income	$286	$357
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on the sales of assets and equity method investment in Iroquois	(50)	(123)
Depreciation and amortization	150	157
Deferred income taxes and investment tax credits	204	75
Other adjustments	3	4
Changes in:
Accounts receivable	56	150
Affiliated receivables and payables	91	(22)
Deferred purchased gas costs, net	7	19
Prepayments	15	145
Accounts payable	(76)	(112)
Accrued interest, payroll and taxes	(7)	(45)
Other operating assets and liabilities	(176)	(109)

Net cash provided by operating activities	503	496

Investing Activities
Plant construction and other property additions	(610)	(514)
Proceeds from sale of equity method investment in Iroquois	7	—
Proceeds from assignments of shale development rights	10	80
Other	(10)	(5)

Net cash used in investing activities	(603)	(439)

Financing Activities
Issuance (repayment) of short-term debt, net	(331)	382
Issuance of long-term debt	680	—
Repayment of affiliated current borrowings, net	(95)	(186)
Distribution payments to parent	(150)	(244)
Other	(9)	—

Net cash provided by (used in) financing activities	95	(48)

Increase (decrease) in cash and cash equivalents	(5)	9
Cash and cash equivalents at beginning of period	13	9

Cash and cash equivalents at end of period	$8	$18

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$42	$46

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Gas. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Dominion Gas is a holding company that conducts business activities through a regulated interstate natural gas transmission pipeline and underground storage system in the Northeast, mid-Atlantic and Midwest states, regulated gas transportation and distribution operations in Ohio, and gas gathering and processing activities primarily in West Virginia, Ohio and Pennsylvania. Dominion Gas’ principal wholly-owned subsidiaries are DTI, East Ohio and Dominion Iroquois. In August 2016, DTI transferred its gathering and processing facilities to Dominion Gathering and Processing, Inc., a newly-formed wholly-owned subsidiary of Dominion Gas. See Note 3 for a description of operations acquired in the Dominion Questar Combination.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of September 30, 2016, their results of operations for the three and nine months ended September 30, 2016 and 2015, their cash flows for the nine months ended September 30, 2016 and 2015 and Dominion’s changes in equity for the nine months ended September 30, 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. As of September 30, 2016, Dominion owns the general partner and 65.0% of the limited partner interests in Dominion Midstream. The public’s ownership interest in Dominion Midstream is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. Also, as of September 30, 2016, Dominion owns 50% of the units in and consolidates Four Brothers and Three Cedars. SunEdison’s ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners’ 33% interest in certain Dominion merchant solar projects, is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. See Note 3 for further information on transactions with SunEdison.

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

Note 3. Acquisitions and Dispositions

Dominion

Acquisition of Dominion Questar

In September 2016, Dominion completed the Dominion Questar Combination and Dominion Questar became a wholly-owned subsidiary of Dominion. Dominion Questar is a Rockies-based integrated natural gas company that operates approximately

3,400 miles of gas transmission pipeline, 27,500 miles of gas distribution pipeline and 56 bcf of gas storage. Additionally, Dominion Questar develops and produces natural gas from cost-of-service reserves for its retail distribution customers. The Dominion Questar Combination provides Dominion with pipeline infrastructure that provides a principal source of gas supply to Western states. Dominion Questar’s regulated businesses will also provide further balance between Dominion’s electric and gas operations.

In accordance with the terms of the Dominion Questar Combination, at closing, each share of issued and outstanding Dominion Questar common stock was converted into the right to receive $25.00 per share in cash. The total consideration was $4.4 billion based on 175.5 million shares of Dominion Questar outstanding at closing.

Dominion financed the Dominion Questar Combination through the: (1) August 2016 issuance of $1.4 billion of 2016 Equity Units, (2) August 2016 issuance of $1.3 billion of senior notes, (3) September 2016 borrowing of $1.2 billion under a private placement term loan agreement and (4) $500 million of the proceeds from the April 2016 issuance of common stock. See Note 14 for more information.

Purchase Price Allocation

Dominion Questar’s assets acquired and liabilities assumed were measured at estimated fair value at the closing date and are included in the Dominion Energy operating segment. The majority of Dominion Questar’s operations are subject to the rate-setting authority of FERC, the Utah Commission and/or the Wyoming Commission and therefore are accounted for pursuant to ASC 980, Regulated Operations. The fair values of Dominion Questar’s assets and liabilities subject to rate-setting and cost recovery provisions provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair values of these assets and liabilities equal their carrying values. Accordingly, neither the assets and liabilities acquired, nor the pro forma financial information, reflect any adjustments related to these amounts.

The fair value of Dominion Questar’s assets acquired and liabilities assumed that are not subject to the rate-setting provisions discussed above was determined using the income approach. In addition, the fair value of Dominion Questar’s 50% interest in White River Hub, accounted for under the equity method, was determined using the market approach and income approach. The valuations are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows and future market prices.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill at the closing date. The goodwill reflects the value associated with enhancing Dominion’s regulated portfolio of businesses, including the expected increase in demand for low-carbon, natural gas-fired generation in the Western states and the expected continued growth of rate-regulated businesses located in a defined service area with a stable regulatory environment. The goodwill recognized is not deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

The table below shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at closing. The allocation is subject to change during the remainder of the measurement period, which ends one year from the closing date, as additional information is obtained about the facts and circumstances that existed at the closing date. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined.

Amount
(millions)
Total current assets	$224
Investments(1)	58
Property, plant and equipment(2)	4,120
Goodwill	3,111
Total deferred charges and other assets, excluding goodwill	75

Total Assets	7,588

Total current liabilities(3)	791
Long-term debt(4)	963
Deferred income taxes	798
Regulatory liabilities	259
Asset retirement obligations	160
Other deferred credits and other liabilities(5)	220

Total Liabilities	3,191

Total estimated purchase price	$4,397

(1)	Includes $40 million for an equity method investment in White River Hub. The fair value adjustment on the equity method investment in White River Hub is considered to be equity method goodwill and is not amortized.
(2)	Nonregulated property, plant and equipment, excluding land, will be depreciated over remaining useful lives primarily ranging from 9 to 18 years.
(3)	Includes $301 million of short-term debt, of which $24 million is outstanding at September 30, 2016, as well as a $250 million short-term note which matures in February 2017 and bears interest at a variable rate.
(4)	Unsecured senior notes have maturities which range from 2017 to 2048 and bear interest at rates from 2.98% to 7.20%.
(5)	Includes a $35 million capital lease obligation with undiscounted future minimum lease payments of $1 million remaining in 2016, $4 million per year for 2017 through 2020, and $37 million in total thereafter.

Regulatory Matters

The transaction required approval of Dominion Questar’s shareholders, clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act and approval from both the Utah Commission and the Wyoming Commission. In February 2016, the Federal Trade Commission granted antitrust approval of the Dominion Questar Combination under the Hart-Scott-Rodino Act. In May 2016, Dominion Questar’s shareholders voted to approve the Dominion Questar Combination. In August 2016 and September 2016, approvals were granted by the Utah Commission and the Wyoming Commission, respectively. Information regarding the transaction was also provided to the Idaho Public Utilities Commission, who acknowledged the Dominion Questar Combination in October 2016, and directed Dominion Questar to notify the Idaho Public Utilities Commission when it makes filings with the Utah Commission.

Approval of the Dominion Questar Combination in Utah and Wyoming was conditioned upon Dominion agreeing to the following:

•	Dominion will contribute $75 million toward the funding of Dominion Questar’s qualified and non-qualified defined-benefit pension plans and its other post-employment benefit plans within six months of the closing date. This contribution is expected to be made during the fourth quarter of 2016.

•	Dominion committed to increasing Dominion Questar’s historical level of corporate contributions to charities by $1 million per year for at least five years.

•	Questar Gas withdrew its general rate case filed in July 2016 with the Utah Commission and agreed to not file a general rate case with the Utah Commission to adjust its base distribution non-gas rates prior to July 2019, unless otherwise ordered by the Utah Commission. In addition, Questar Gas agreed not to file a general rate case with the Wyoming Commission with a requested rate effective date earlier than January 2020. This does not impact Questar Gas’s ability to adjust rates through various riders.

Results of Operations and Pro Forma Information

The impact of the Dominion Questar Combination on Dominion’s operating revenue and net income attributable to Dominion in the Consolidated Statements of Income for both the three and nine months ended September 30, 2016, was an increase of $23 million and $5 million, respectively.

Dominion incurred transaction and transition costs, of which $40 million and $47 million was recorded in other operations and maintenance expense for the three and nine months ended September 30, 2016, respectively, and $13 million was recorded in interest and related charges for both the three and nine months ended September 30, 2016, in Dominion’s Consolidated Statements of Income. These costs consist of the amortization of financing costs, the charitable contribution commitment described above, employee-related expenses, professional fees, and other miscellaneous costs.

The following unaudited pro forma financial information reflects the consolidated results of operations of Dominion assuming the Dominion Questar Combination had taken place on January 1, 2015. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of the combined company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016(1)	2015	2016(1)	2015
(millions, except EPS)
Operating Revenue	$3,261	$3,113	$9,410	$9,897
Net income attributable to Dominion	732	626	1,835	1,700
Earnings Per Common Share – Basic	$1.17	$1.05	$2.99	$2.88
Earnings Per Common Share – Diluted	$1.17	$1.05	$2.99	$2.87

(1)	Amounts include adjustments for non-recurring costs directly related to the Dominion Questar Combination.

Anticipated Contribution of Questar Pipeline to Dominion Midstream

In October 2016, Dominion entered into the Contribution Agreement under which Dominion will contribute Questar Pipeline to Dominion Midstream. Upon closing of the agreement, expected by the end of 2016, Dominion Midstream will become owner of all of the issued and outstanding membership interests of Questar Pipeline in exchange for consideration consisting of Dominion Midstream common and convertible preferred units with a combined value between $400 million and $725 million and cash between $565 million and $890 million, $300 million of which is considered a debt-financed distribution, for a total of $1.3 billion. In addition, under the terms of the Contribution Agreement, Dominion Midstream will repurchase approximately 6,657,000 common units from Dominion, and will repay its $301 million promissory note to Dominion. The cash proceeds from these transactions will be utilized to repay the $1.2 billion private placement term loan agreement borrowed in September 2016. Since Dominion consolidates Dominion Midstream for financial reporting purposes, the transactions associated with the Contribution Agreement will be eliminated upon consolidation and will not impact Dominion’s financial position or cash flows.

Non-Wholly-Owned Merchant Solar Projects

Acquisitions of Four Brothers and Three Cedars

In June 2015, Dominion acquired 50% of the units in Four Brothers from SunEdison for $64 million of consideration, consisting of $2 million in cash and a $62 million payable. As of September 30, 2016, a $7 million payable is included in other current liabilities in Dominion’s Consolidated Balance Sheets. Four Brothers’ purpose is to operate four solar projects located in Utah, which produce and sell electricity and renewable energy credits. The facilities began commercial operations during the third quarter of 2016, with generating capacity of approximately 320 MW, at a cost of approximately $670 million.

In September 2015, Dominion acquired 50% of the units in Three Cedars from SunEdison for $43 million of consideration, consisting of $6 million in cash and a $37 million payable. As of September 30, 2016, a $4 million payable is included in other current liabilities in Dominion’s Consolidated Balance Sheets. Three Cedars’ purpose is to operate three solar projects located in Utah, which produce and sell electricity and renewable energy credits. The facilities began commercial operations during the third quarter of 2016, with generating capacity of approximately 210 MW, at a cost of approximately $450 million.

The Four Brothers and Three Cedars facilities operate under long-term power purchase, interconnection and operation and maintenance agreements. Dominion will claim 99% of the federal investment tax credits on the projects.

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

Dominion has assumed the majority of the agreements to provide administrative and support services in connection with construction of the projects, operations and maintenance of the facilities and technical management services of the solar facilities. Costs related to services to be provided under these agreements were immaterial for the nine months ended September 30, 2016. Subsequent to Dominion’s acquisition of Four Brothers and Three Cedars, SunEdison made contributions to Four Brothers and Three Cedars of $281 million in aggregate through September 30, 2016, which are reflected as noncontrolling interests in Dominion’s Consolidated Balance Sheets.

In November 2016, NRG acquired the 50% of units in Four Brothers and Three Cedars previously held by SunEdison.

Wholly-Owned Merchant Solar Projects

The following table presents significant completed acquisitions of wholly-owned merchant solar projects by Dominion in the nine months ended September 30, 2015. Long-term power purchase, interconnection and operation and maintenance agreements have been executed for all of the projects. Dominion has claimed federal investment tax credits on the projects. These projects are included in the Dominion Generation operating segment.

Completed Acquisition Date	Seller	Number of Projects	Project Location	Project Name	Initial Acquisition Cost (millions)(1)	Project Cost (millions)(2)	Date of Commercial Operations	MW Capacity
April 2015	EC&R NA Solar PV, LLC	1	California	Alamo	$66	$66	May 2015	20
April 2015	EDF Renewable Development, Inc.	3	California	Cottonwood(3)	106	106	May 2015	24
June 2015	EDF Renewable Development, Inc.	1	California	Catalina 2	68	68	July 2015	18
July 2015	SunPeak Solar, LLC	1	California	Imperial Valley 2	42	71	August 2015	20

(1)	The purchase price was primarily allocated to Property, Plant and Equipment.
(2)	Includes acquisition cost.
(3)	One of the projects, Marin Carport, began commercial operations in 2016.

In August 2016, Dominion entered into an agreement to acquire 100% of the equity interests of two solar projects in California from Solar Frontier Americas Holding, LLC for approximately $128 million in cash. The acquisition is expected to close prior to both projects commencing operations, which is expected by the end of 2017. The projects are expected to cost approximately $130 million once constructed, including the initial acquisition cost, and to generate approximately 50 MW combined.

In August 2016, Dominion entered into an agreement to acquire 100% of the equity interests of four solar projects in Virginia from Virginia Solar, LLC. The acquisition is expected to close during the fourth quarter of 2016, prior to the projects commencing operations by the end of 2017, for an amount to be determined based on the costs incurred through closing. The projects are expected to cost approximately $160 million once constructed, including the initial acquisition cost, and to generate approximately 80 MW combined.

In September 2016, Dominion entered into an agreement to acquire 100% of the equity interests of a solar project in Virginia from Community Energy Solar, LLC. The acquisition is expected to close during the first quarter of 2017, prior to the project commencing operations by the end of 2017, for an amount to be determined based on the costs incurred through closing. The project is expected to cost approximately $210 million once constructed, including the initial acquisition cost, and to generate approximately 100 MW.

Sale of Interest in Merchant Solar Projects

In September 2015, Dominion signed an agreement to sell a noncontrolling interest (consisting of 33% of the equity interests) in all of its then currently wholly-owned merchant solar projects, 24 solar projects totaling approximately 425 MW, to SunEdison, including projects discussed in the table above. In December 2015, the sale of interest in 15 of the solar projects closed for $184 million with the sale of interest in the remaining projects completed in January 2016 for $117 million. Upon closing, SunEdison sold its interest in these projects to Terra Nova Renewable Partners. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred as of September 30, 2016 nor are expected to occur in the remainder of 2016.

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

Dominion Gas

Assignments of Shale Development Rights

In December 2013, Dominion Gas closed on an agreement with a natural gas producer to convey over time approximately 79,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for payments to Dominion Gas, subject to customary adjustments, of up to approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In March 2015, Dominion Gas and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of approximately 9,000 acres of Marcellus Shale development rights and a two year extension of the term of the original agreement. The conveyance of development rights resulted in the recognition of $43 million ($27 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income. In April 2016, Dominion Gas and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of a 32% partial interest in the remaining approximately 70,000 acres. This conveyance resulted in the recognition of the remaining $35 million ($21 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

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

In November 2014, Dominion Gas closed on an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. In connection with that agreement, in January 2016, Dominion Gas conveyed approximately 2,000 acres of Marcellus Shale development rights and received proceeds of $5 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax) gain. Also in connection with that agreement, in July 2016, Dominion Gas conveyed approximately 2,000 acres of Marcellus Shale development rights and received proceeds of $5 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax) gain. These gains are included in other operations and maintenance expense in Dominion Gas’ Consolidated Statements of Income.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Dominion
Electric sales:
Regulated	$2,147	$2,020	$5,707	$5,911
Nonregulated	399	388	1,123	1,145
Gas sales:
Regulated	46	21	137	168
Nonregulated	87	66	259	361
Gas transportation and storage	378	365	1,162	1,221
Other	75	111	263	321

Total operating revenue	$3,132	$2,971	$8,651	$9,127

Virginia Power
Regulated electric sales	$2,147	$2,020	$5,707	$5,911
Other	64	38	170	97

Total operating revenue	$2,211	$2,058	$5,877	$6,008

Dominion Gas
Gas sales:
Regulated	$28	$9	$69	$87
Nonregulated	1	1	8	5
Gas transportation and storage	303	302	955	1,035
NGL revenue	19	20	45	71
Other	31	33	104	93

Total operating revenue	$382	$365	$1,181	$1,291

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory United States federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion		Virginia Power		Dominion Gas
Nine Months Ended September 30,	2016	2015	2016	2015	2016	2015
United States statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.7	4.0	3.9	4.2	0.8	4.1
Investment tax credits	(10.4)	(3.5)	—	—	—	—
Production tax credits	(0.8)	(0.8)	(0.5)	(0.5)	—	—
State legislative change	(0.8)	(0.2)	—	—	—	—
Other, net	(2.1)	(0.7)	(0.5)	(0.2)	0.4	0.4

Effective tax rate	24.6%	33.8%	37.9%	38.5%	36.2%	39.5%

In 2016, Dominion’s effective tax rate reflects $23 million of previously unrecognized tax benefits resulting from a settlement with a tax authority ($12 million) and a legislative change ($11 million). The settlement is also reflected in Dominion Gas’ 2016 effective tax rate. Otherwise, as of September 30, 2016, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions, except EPS)
Net income attributable to Dominion	$690	$593	$1,666	$1,542

Average shares of common stock outstanding – Basic	625.9	594.6	612.8	591.3
Net effect of dilutive securities(1)	0.1	0.9	1.0	1.4

Average shares of common stock outstanding – Diluted	626.0	595.5	613.8	592.7

Earnings Per Common Share – Basic	$1.10	$1.00	$2.72	$2.61
Earnings Per Common Share – Diluted	$1.10	$1.00	$2.71	$2.60

(1)	Dilutive securities consist primarily of the 2013 Equity Units for the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015. See Note 14 in this report and Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015 for more information.

The 2014 Equity Units and 2016 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2016 and 2015, as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income

Dominion

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives- Hedging Activities	Unrealized Gains and Losses on Investment Securities	Unrecognized Pension and Other Postretirement Benefit Costs	Other Comprehensive Income (Loss) From Equity Method Investee	Total
(millions)
Three Months Ended September 30, 2016
Beginning balance	$(241)	$535	$(781)	$(6)	$(493)
Other comprehensive income before reclassifications: gains	14	31	15	—	60
Amounts reclassified from AOCI(1): (gains) losses	(34)	(13)	9	—	(38)

Net current-period other comprehensive income (loss)	(20)	18	24	—	22

Ending balance	$(261)	$553	$(757)	$(6)	$(471)

Three Months Ended September 30, 2015
Beginning balance	$(146)	$519	$(754)	$(5)	$(386)
Other comprehensive income before reclassifications: gains (losses)	(7)	(59)	(9)	1	(74)
Amounts reclassified from AOCI(1): (gains) losses	(53)	(2)	14	—	(41)

Net current-period other comprehensive income (loss)	(60)	(61)	5	1	(115)

Ending balance	$(206)	$458	$(749)	$(4)	$(501)

Nine Months Ended September 30, 2016
Beginning balance	$(176)	$504	$(797)	$(5)	$(474)
Other comprehensive income before reclassifications: gains (losses)	56	72	15	(1)	142
Amounts reclassified from AOCI(1): (gains) losses	(141)	(23)	25	—	(139)

Net current-period other comprehensive income (loss)	(85)	49	40	(1)	3

Ending balance	$(261)	$553	$(757)	$(6)	$(471)

Nine Months Ended September 30, 2015
Beginning balance	$(178)	$548	$(782)	$(4)	$(416)
Other comprehensive income before reclassifications: gains (losses)	25	(55)	(6)	—	(36)
Amounts reclassified from AOCI(1): (gains) losses	(53)	(35)	39	—	(49)

Net current-period other comprehensive income (loss)	(28)	(90)	33	—	(85)

Ending balance	$(206)	$458	$(749)	$(4)	$(501)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(64)	Operating revenue
	1	Purchased gas
	1	Electric fuel and other energy-related purchases
Interest rate contracts	10	Interest and related charges
Foreign currency contracts	(3)	Other income

	(55)
Tax	21	Income tax expense

	$(34)

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(25)	Other income
Impairment	5	Other income

	(20)
Tax	7	Income tax expense

	$(13)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(4)	Other operations and maintenance
Actuarial (gains) losses	17	Other operations and maintenance

	13
Tax	(4)	Income tax expense

	$9

Three Months Ended September 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(87)	Operating revenue
	2	Purchased gas
Interest rate contracts	2	Interest and related charges

	(83)
Tax	30	Income tax expense

	$(53)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(18)	Other income
Impairment	16	Other income

	(2)
Tax	—	Income tax expense

	$(2)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	24	Other operations and maintenance

	21
Tax	(7)	Income tax expense

	$14

Nine Months Ended September 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(266)	Operating revenue
	9	Purchased gas
	8	Electric fuel and other energy-related purchases
Interest rate contracts	21	Interest and related charges
Foreign currency contracts	(1)	Other income

	(229)
Tax	88	Income tax expense

	$(141)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(55)	Other income
Impairment	19	Other income

	(36)
Tax	13	Income tax expense

	$(23)

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(11)	Other operations and maintenance
Actuarial (gains) losses	52	Other operations and maintenance

	41
Tax	(16)	Income tax expense

	$25

Nine Months Ended September 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(103)	Operating revenue
	9	Purchased gas
Interest rate contracts	7	Interest and related charges

	(87)
Tax	34	Income tax expense

	$(53)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(82)	Other income
Impairment	27	Other income

	(55)
Tax	20	Income tax expense

	$(35)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(9)	Other operations and maintenance
Actuarial (gains) losses	73	Other operations and maintenance

	64
Tax	(25)	Income tax expense

	$39

Dominion Gas

The following table presents Dominion Gas’ changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives- Hedging Activities	Unrecognized Pension and Other Postretirement Benefit Costs	Total
(millions)
Three Months Ended September 30, 2016
Beginning balance	$(34)	$(81)	$(115)
Other comprehensive income before reclassifications: gains	9	—	9
Amounts reclassified from AOCI(1): (gains) losses	(1)	1	—

Net current-period other comprehensive income	8	1	9

Ending balance	$(26)	$(80)	$(106)

Three Months Ended September 30, 2015
Beginning balance	$(22)	$(64)	$(86)
Other comprehensive income before reclassifications: gains	3	—	3
Amounts reclassified from AOCI(1): (gains) losses	(2)	1	(1)

Net current-period other comprehensive income	1	1	2

Ending balance	$(21)	$(63)	$(84)

Nine Months Ended September 30, 2016
Beginning balance	$(17)	$(82)	$(99)
Other comprehensive income before reclassifications: losses	(6)	—	(6)
Amounts reclassified from AOCI(1): (gains) losses	(3)	2	(1)

Net current-period other comprehensive income (loss)	(9)	2	(7)

Ending balance	$(26)	$(80)	$(106)

Nine Months Ended September 30, 2015
Beginning balance	$(20)	$(66)	$(86)
Other comprehensive income before reclassifications: gains	2	—	2
Amounts reclassified from AOCI(1): (gains) losses	(3)	3	—

Net current-period other comprehensive income (loss)	(1)	3	2

Ending balance	$(21)	$(63)	$(84)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Gas’ reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(1)	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	(3)	Other income

	(3)
Tax	2	Income tax expense

	$(1)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Three Months Ended September 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(3)	Operating revenue

	(3)
Tax	1	Income tax expense

	$(2)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance

	2
Tax	(1)	Income tax expense

	$1

Nine Months Ended September 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(6)	Operating revenue
Interest rate contracts	2	Interest and related charges
Foreign currency contracts	(1)	Other income

	(5)
Tax	2	Income tax expense

	$(3)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$4	Other operations and maintenance

	4
Tax	(2)	Income tax expense

	$2

Nine Months Ended September 30, 2015
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(4)	Operating revenue

	(4)
Tax	1	Income tax expense

	$(3)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$6	Other operations and maintenance

	6
Tax	(3)	Income tax expense

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

The Companies enter into certain physical and financial forwards, futures, options and swaps, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards and futures contracts. An option model is used to value Level 3 physical and financial options. The discounted cash flow model for forwards and futures calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, and risk-free rate of return. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices, and volumes. For Level 3 fair value measurements, forward market prices, and implied price volatilities are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents Dominion’s quantitative information about Level 3 fair value measurements at September 30, 2016. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$85	Discounted cash flow	Market price (per Dth)(3)	(2) - 7	—
FTRs	7	Discounted cash flow	Market price (per MWh)(3)	(6) - 6	1
Physical and financial options:
Natural gas	4	Option model	Market price (per Dth)(3)	2 - 7	3
			Price volatility(4)	19% - 46%	24%

Total assets	$96

Liabilities
Physical and financial forwards and futures:
Natural gas(2)	$4	Discounted cash flow	Market price (per Dth)(3)	(2) - 4	1
FTRs	2	Discounted cash flow	Market price (per MWh)(3)	(11) - 6	1
Physical and financial options:
Natural gas	1	Option model	Market price (per Dth)(3)	2 - 4	3
			Price volatility(4)	30% - 46%	38%

Total liabilities	$7

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2016
Assets
Derivatives:
Commodity	$—	$172	$96	$268
Interest rate	—	19	—	19
Foreign currency	—	8	—	8
Investments(1):
Equity securities:
United States:
Large cap	2,712	—	—	2,712
REIT	67	—	—	67
Other	6	—	—	6
Non-United States:
Large cap	10	—	—	10
Fixed income:
Corporate debt instruments	—	518	—	518
United States Treasury securities and agency debentures	438	231	—	669
State and municipal	—	372	—	372
Other	—	109	—	109
Cash equivalents and other	8	—	—	8

Total assets	$3,241	$1,429	$96	$4,766

Liabilities
Derivatives:
Commodity	$—	$104	$7	$111
Interest rate	—	307	—	307
Foreign currency	—	4	—	4

Total liabilities	$—	$415	$7	$422

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2015
Assets
Derivatives:
Commodity	$1	$249	$114	$364
Interest rate	—	24	—	24
Investments(1):
Equity securities:
United States:
Large cap	2,547	—	—	2,547
REIT	63	—	—	63
Other	5	—	—	5
Non-United States:
Large cap	10	—	—	10
Fixed income:
Corporate debt instruments	—	437	—	437
United States Treasury securities and agency debentures	458	201	—	659
State and municipal	—	376	—	376
Other	—	100	—	100
Cash equivalents and other	2	2	—	4

Total assets	$3,086	$1,389	$114	$4,589

Liabilities
Derivatives:
Commodity	$—	$141	$19	$160
Interest rate	—	183	—	183

Total liabilities	$—	$324	$19	$343

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Beginning balance	$124	$71	$95	$107
Total realized and unrealized gains (losses):
Included in earnings	(7)	(9)	(23)	1
Included in other comprehensive income (loss)	—	5	2	(7)
Included in regulatory assets/liabilities	(37)	47	(5)	18
Settlements	9	10	27	1
Transfers out of Level 3	—	(1)	(7)	3

Ending balance	$89	$123	$89	$123

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$—	$1	$—	$1

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category.

	Operating Revenue	Electric Fuel and Other Energy- Related Purchases	Total
(millions)
Three Months Ended September 30, 2016
Total gains (losses) included in earnings	$—	$(7)	$(7)

Three Months Ended September 30, 2015
Total gains (losses) included in earnings	$—	$(9)	$(9)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	—	1	1

Nine Months Ended September 30, 2016
Total gains (losses) included in earnings	$—	$(23)	$(23)

Nine Months Ended September 30, 2015
Total gains (losses) included in earnings	$2	$(1)	$1
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	1

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at September 30, 2016. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$81	Discounted cash flow	Market price (per Dth)(3)	(2) - 7	—
FTRs	7	Discounted cash flow	Market price (per MWh)(3)	(6) - 6	1
Physical and financial options:
Natural gas	2	Option model	Market price (per Dth)(3)	2 - 7	3
			Price volatility(4)	19% - 33%	24%
Total assets	$90

Liabilities
Physical and financial forwards and futures:
FTRs	$2	Discounted cash flow	Market price (per MWh)(3)	(11) - 6	1

Total liabilities	$2

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2016
Assets
Derivatives:
Commodity	$—	$26	$90	$116
Interest rate	—	2	—	2
Investments(1):
Equity securities:
United States large cap	1,183	—	—	1,183
REIT	67	—	—	67
Fixed income:
Corporate debt instruments	—	298	—	298
United States Treasury securities and agency debentures	144	107	—	251
State and municipal	—	174	—	174
Other	—	29	—	29

Total assets	$1,394	$636	$90	$2,120

Liabilities
Derivatives:
Commodity	$—	$22	$2	$24
Interest rate	—	267	—	267

Total liabilities	$—	$289	$2	$291

At December 31, 2015
Assets
Derivatives:
Commodity	$—	$13	$101	$114
Interest rate	—	13	—	13
Investments(1):
Equity securities:
United States large cap	1,100	—	—	1,100
REIT	63	—	—	63
Fixed income:
Corporate debt instruments	—	238	—	238
United States Treasury securities and agency debentures	180	79	—	259
State and municipal	—	175	—	175
Other	—	34	—	34

Total assets	$1,343	$552	$101	$1,996

Liabilities
Derivatives:
Commodity	$—	$19	$8	$27
Interest rate	—	59	—	59

Total liabilities	$—	$78	$8	$86

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Beginning balance	$125	$73	$93	$102
Total realized and unrealized gains (losses):
Included in earnings	(7)	(10)	(24)	(1)
Included in regulatory assets/liabilities	(37)	47	(5)	18
Settlements	7	10	24	1

Ending balance	$88	$120	$88	$120

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2016 and 2015.

Dominion Gas

The following table presents Dominion Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2016
Assets
Commodity	$—	$6	$—	$6
Foreign currency	—	8	—	8

Total Assets	$—	$14	$—	$14
Liabilities
Commodity	$—	$2	$—	$2
Foreign currency	—	4	—	4

Total liabilities	$—	$6	$—	$6

At December 31, 2015
Assets
Commodity	$—	$5	$6	$11

Total Assets	$—	$5	$6	$11
Liabilities
Interest rate	$—	$14	$—	$14

Total liabilities	$—	$14	$—	$14

The following table presents the net change in Dominion Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Beginning balance	$—	$(1)	$6	$2
Total realized and unrealized gains (losses):
Included in earnings	—	—	—	1
Included in other comprehensive income (loss)	—	5	2	(7)
Settlements	—	—	—	(1)
Transfers out of Level 3	—	—	(8)	9

Ending balance	$—	$4	$—	$4

The gains and losses included in earnings in the Level 3 fair value category were classified in operating revenue in Dominion Gas’ Consolidated Statements of Income for the nine months ended September 30, 2015. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2016 and 2015.

Fair Value of Financial Instruments

Substantially all of the Companies’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, customer, affiliated, and other receivables, short-term debt, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For the Companies’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$26,287	$29,077	$21,873	$23,210
Junior subordinated notes(3)	2,980	3,030	1,340	1,192
Remarketable subordinated notes(3)	2,371	2,392	2,080	2,129

Virginia Power
Long-term debt, including securities due within one year(3)	$9,642	$11,259	$9,368	$10,400

Dominion Gas
Long-term debt, including securities due within one year(4)	$3,945	$4,139	$3,269	$3,299

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount and/or premium, and foreign currency remeasurement adjustments. At September 30, 2016 and December 31, 2015, includes the valuation of certain fair value hedges associated with fixed rate debt of $14 million and $7 million, respectively.
(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount and/or premium.
(4)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount and/or premium, and foreign currency remeasurement adjustments.

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

Dominion

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	September 30, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$173	$—	$173	$217	$—	$217
Exchange	88	—	88	138	—	138
Interest rate contracts:
Over-the-counter	19	—	19	24	—	24
Foreign currency contracts:
Over-the-counter	8	—	8	—	—	—

Total derivatives, subject to a master netting or similar arrangement	288	—	288	379	—	379
Total derivatives, not subject to a master netting or similar arrangement	7	—	7	9	—	9

Total	$295	$—	$295	$388	$—	$388

		September 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$173	$20	$—	$153	$217	$37	$—	$180
Exchange	88	63	—	25	138	82	—	56
Interest rate contracts:
Over-the-counter	19	10	—	9	24	22	—	2
Foreign currency contracts:
Over-the-counter	8	4	—	4	—	—	—	—

Total	$288	$97	$—	$191	$379	$141	$—	$238

	September 30, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$43	$—	$43	$70	$—	$70
Exchange	63	—	63	82	—	82
Interest rate contracts:
Over-the-counter	307	—	307	183	—	183
Foreign currency contracts:
Over-the-counter	4	—	4	—	—	—

Total derivatives, subject to a master netting or similar arrangement	417	—	417	335	—	335
Total derivatives, not subject to a master netting or similar arrangement	5	—	5	8	—	8

Total	$422	$—	$422	$343	$—	$343

		September 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$43	$20	$—	$23	$70	$37	$—	$33
Exchange	63	63	—	—	82	82	—	—
Interest rate contracts:
Over-the-counter	307	10	—	297	183	22	—	161
Foreign currency contracts:
Over-the-counter	4	4	—	—	—	—	—	—

Total	$417	$97	$—	$320	$335	$141	$—	$194

Volumes

The following table presents the volume of Dominion’s derivative activity at September 30, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	104	23
Basis	261	626
Electricity (MWh):
Fixed price	8,274,639	659,440
FTRs	72,352,190	—
Liquids (Gal)(2)	39,269,554	—
Interest rate(3)	$2,200,000,000	$1,600,000,000
Foreign currency(3)(4)	$—	$280,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.
(3)	Maturity is determined based on final settlement period.
(4)	Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2016 and 2015, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at September 30, 2016:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(2)	$(2)	39 months
Electricity	44	42	15 months
Other	(1)	(1)	6 months
Interest rate	(304)	(26)	378 months
Foreign currency	2	—	117 months

Total	$(261)	$13

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
(millions)
At September 30, 2016
ASSETS
Current Assets
Commodity	$59	$105	$164
Interest rate	9	—	9

Total current derivative assets(1)	68	105	173

Noncurrent Assets
Commodity	4	100	104
Interest rate	10	—	10
Foreign currency	8	—	8

Total noncurrent derivative assets(2)	22	100	122

Total derivative assets	$90	$205	$295

LIABILITIES
Current Liabilities
Commodity	$22	$78	$100
Interest rate	182	—	182
Foreign currency	4	—	4

Total current derivative liabilities(3)	208	78	286

Noncurrent Liabilities
Commodity	1	10	11
Interest rate	125	—	125

Total noncurrent derivative liabilities(4)	126	10	136

Total derivative liabilities	$334	$88	$422

At December 31, 2015
ASSETS
Current Assets
Commodity	$101	$151	$252
Interest rate	3	—	3

Total current derivative assets(1)	104	151	255

Noncurrent Assets
Commodity	3	109	112
Interest rate	21	—	21

Total noncurrent derivative assets(2)	24	109	133

Total derivative assets	$128	$260	$388

LIABILITIES
Current Liabilities
Commodity	$32	$116	$148
Interest rate	164	—	164

Total current derivative liabilities(3)	196	116	312

Noncurrent Liabilities
Commodity	—	12	12
Interest rate	19	—	19

Total noncurrent derivative liabilities(4)	19	12	31

Total derivative liabilities	$215	$128	$343

(1)	Current derivative assets are presented in other current assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$64
Purchased gas		(1)
Electric fuel and other energy-related purchases		(1)

Total commodity	$7	$62	$—

Interest rate(3)	3	(10)	(16)
Foreign currency(4)	12	3	—

Total	$22	$55	$(16)

Three Months Ended September 30, 2015
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$87
Purchased gas		(2)

Total commodity	$64	$85	$—

Interest rate(3)	(71)	(2)	(69)

Total	$(7)	$83	$(69)

Nine Months Ended September 30, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$266
Purchased gas		(9)
Electric fuel and other energy-related purchases		(8)

Total commodity	$193	$249	$—

Interest rate(3)	(107)	(21)	(258)
Foreign currency(4)	4	1	—

Total	$90	$229	$(258)

Nine Months Ended September 30, 2015
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$103
Purchased gas		(9)

Total commodity	$117	$94	$3

Interest rate(3)	(72)	(7)	(27)

Total	$45	$87	$(24)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in other income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$25	$2	$19	$20
Purchased gas	(21)	(3)	(14)	(12)
Electric fuel and other energy-related purchases	(12)	(4)	(43)	5
Interest rate(2)	—	(1)	—	(1)

Total	$(8)	$(6)	$(38)	$12

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	September 30, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$88	$—	$88	$101	$—	$101
Interest rate contracts:
Over-the-counter	2	—	2	13	—	13

Total derivatives, subject to a master netting or similar arrangement	90	—	90	114	—	114
Total derivatives, not subject to a master netting or similar arrangement	28	—	28	13	—	13

Total	$118	$—	$118	$127	$—	$127

		September 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$88	$2	$—	$86	$101	$3	$—	$98
Interest rate contracts:
Over-the-counter	2	—	—	2	13	10	—	3

Total	$90	$2	$—	$88	$114	$13	$—	$101

	September 30, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$9	$—	$9	$5	$—	$5
Interest rate contracts:
Over-the-counter	267	—	267	59	—	59

Total derivatives, subject to a master netting or similar arrangement	276	—	276	64	—	64
Total derivatives, not subject to a master netting or similar arrangement	15	—	15	22	—	22

Total	$291	$—	$291	$86	$—	$86

		September 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$9	$2	$—	$7	$5	$3	$—	$2
Interest rate contracts:
Over-the-counter	267	—	—	267	59	10	—	49

Total	$276	$2	$—	$274	$64	$13	$—	$51

Volumes

The following table presents the volume of Virginia Power’s derivative activity at September 30, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	32	12
Basis	126	558
Electricity (MWh):
FTRs	70,978,901	—
Interest rate	$1,200,000,000	$600,000,000

(1)	Includes options.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2016 and 2015, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at September 30, 2016:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(22)	$(1)	378 months

Total	$(22)	$(1)

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
(millions)
At September 30, 2016
ASSETS
Current Assets
Commodity	$—	$25	$25
Interest rate	2	—	2

Total current derivative assets(1)	2	25	27

Noncurrent Assets
Commodity	—	91	91

Total noncurrent derivative assets(2)	—	91	91

Total derivative assets	$2	$116	$118

LIABILITIES
Current Liabilities
Commodity	$—	$19	$19
Interest rate	142	—	142

Total current derivative liabilities(3)	142	19	161

Noncurrent Liabilities
Commodity	—	5	5
Interest rate	125	—	125

Total noncurrent derivatives liabilities (4)	125	5	130

Total derivative liabilities	$267	$24	$291

At December 31, 2015
ASSETS
Current Assets
Commodity	$—	$18	$18

Total current derivative assets(1)	—	18	18

Noncurrent Assets
Commodity	—	96	96
Interest rate	13	—	13

Total noncurrent derivative assets(2)	13	96	109

Total derivative assets	$13	$114	$127

LIABILITIES
Current Liabilities
Commodity	$—	$23	$23
Interest rate	57	—	57

Total current derivative liabilities(3)	57	23	80

Noncurrent Liabilities
Commodity	—	4	4
Interest rate	2	—	2

Total noncurrent derivative liabilities(4)	2	4	6

Total derivative liabilities	$59	$27	$86

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2016
Derivative type and location of gains (losses):
Interest rate(3)	$(2)	$—	$(16)

Total	$(2)	$—	$(16)

Three Months Ended September 30, 2015
Derivative type and location of gains (losses):
Interest rate(3)	$(9)	$—	$(69)

Total	$(9)	$—	$(69)

Nine Months Ended September 30, 2016
Derivative type and location of gains (losses):
Interest rate(3)	$(26)	$(1)	$(258)

Total	$(26)	$(1)	$(258)

Nine Months Ended September 30, 2015
Derivative type and location of gains (losses):
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$—	$(1)	$3

Interest rate(3)	(4)	—	(27)

Total	$(4)	$(1)	$(24)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(10)	$(6)	$(40)	$6

Total	$(10)	$(6)	$(40)	$6

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Dominion Gas

Balance Sheet Presentation

The tables below present Dominion Gas’ derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting.

	September 30, 2016			December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$6	$—	$6	$11	$—	$11
Foreign currency contracts:
Over-the-counter	8	—	8	—	—	—

Total derivatives, subject to a master netting or similar arrangement	$14	$—	$14	$11	$—	$11

		September 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$6	$1	$—	$5	$11	$—	$—	$11
Foreign currency contracts:
Over-the-counter	8	4	—	4	—	—	—	—

Total	$14	$5	$—	$9	$11	$—	$—	$11

	September 30, 2016			December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$2	$—	$2	$—	$—	$—
Interest rate contracts:
Over-the-counter	—	—	—	14	—	14
Foreign currency contracts:
Over-the-counter	4	—	4	—	—	—

Total derivatives, subject to a master netting or similar arrangement	$6	$—	$6	$14	$—	$14

		September 30, 2016				December 31, 2015
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts
Over-the-counter	$2	$1	$—	$1	$—	$—	$—	$—
Interest rate contracts:
Over-the-counter	—	—	—	—	14	—	—	14
Foreign currency contracts:
Over-the-counter	4	4	—	—	—	—	—	—

Total	$6	$5	$—	$1	$14	$—	$—	$14

Volumes

The following table presents the volume of Dominion Gas’ derivative activity at September 30, 2016. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	6	—
Basis	6	—
NGLs (Gal)	33,095,554	—
Foreign currency(1)	$—	$280,000,000

(1)	Maturity is determined based on final settlement period. Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2016 and 2015, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Gas’ Consolidated Balance Sheet at September 30, 2016:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$(1)	$(1)	6 months
Interest rate	(27)	(2)	339 months
Foreign currency	2	—	117 months

Total	$(26)	$(3)

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
(millions)
At September 30, 2016
ASSETS
Current Assets
Commodity	$1	$5	$6

Total current derivative assets(1)	1	5	6

Noncurrent Assets
Foreign currency	8	—	8

Total noncurrent derivative assets(2)	8	—	8

Total derivative assets	$9	$5	$14

LIABILITIES
Current Liabilities
Commodity	$2	$—	$2
Foreign currency	4	—	4

Total current derivative liabilities(3)	6	—	6

Total derivative liabilities	$6	$—	$6

At December 31, 2015
ASSETS
Current Assets
Commodity	$10	$—	$10

Total current derivative assets(1)	10	—	10

Noncurrent Assets
Commodity	1	—	1

Total noncurrent derivatives assets(2)	1	—	1

Total derivative assets	$11	$—	$11

LIABILITIES
Noncurrent Liabilities
Interest rate	$14	$—	$14

Total noncurrent derivative liabilities(4)	14	—	14

Total derivative liabilities	$14	$—	$14

(1)	Current derivative assets are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended September 30, 2016
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$1

Total commodity	$—	$1

Interest rate(2)	—	(1)
Foreign currency(3)	12	3

Total	$12	$3

Three Months Ended September 30, 2015
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$3

Total commodity	$11	$3

Interest rate(2)	(7)	—

Total	$4	$3

Nine Months Ended September 30, 2016
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$6

Total commodity	$(7)	$6

Interest rate(2)	(8)	(2)
Foreign currency(3)	4	1

Total	$(11)	$5

Nine Months Ended September 30, 2015
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$4

Total commodity	$10	$4

Interest rate(2)	(8)	—

Total	$2	$4

(1)	Amounts deferred into AOCI have no associated effect in Dominion Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in other income.

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
(millions)
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue	$5	$1	$3	$5

Total	$5	$1	$3	$5

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $103 million and $100 million at September 30, 2016 and December 31, 2015, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At September 30, 2016
Marketable equity securities:
United States large cap	$1,361	$1,312	$—		$2,673
REIT	59	8	—		67
Marketable debt securities:
Corporate bonds	493	26	(1)		518
United States Treasury securities and agency debentures	645	21	—		666
State and municipal	306	27	—		333
Other	89	—	—		89
Cost method investments	69	—	—		69
Cash equivalents and other(2)	12	—	—		12

Total	$3,034	$1,394	$(1	)(3)	$4,427

At December 31, 2015
Marketable equity securities:
United States large cap	$1,295	$1,213	$—		$2,508
REIT	59	4	—		63
Marketable debt securities:
Corporate bonds	433	11	(7)		437
United States Treasury securities and agency debentures	654	8	(4)		658
State and municipal	312	22	—		334
Other	99	—	—		99
Cost method investments	70	—	—		70
Cash equivalents and other(2)	14	—	—		14

Total	$2,936	$1,258	$(11	)(3)	$4,183

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $9 million and $12 million at September 30, 2016 and December 31, 2015, respectively.
(3)	The fair value of securities in an unrealized loss position was $156 million and $592 million at September 30, 2016 and December 31, 2015, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at September 30, 2016 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$199
Due after one year through five years	475
Due after five years through ten years	365
Due after ten years	567

Total	$1,606

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Proceeds from sales	$300	$357	$1,009	$937
Realized gains(1)	40	65	102	165
Realized losses(1)	9	40	43	69

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Dominion recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Total other-than-temporary impairment losses(1)	$9	$29	$34	$55
Losses recorded to the nuclear decommissioning trust regulatory liability	(4)	(10)	(15)	(21)
Losses recognized in other comprehensive income (before taxes)	—	(3)	(1)	(7)

Net impairment losses recognized in earnings	$5	$16	$18	$27

(1)	Amounts include other-than-temporary impairment losses for debt securities of less than $1 million and $3 million for the three months ended September 30, 2016 and 2015, respectively, and $2 million and $7 million for the nine months ended September 30, 2016 and 2015, respectively.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At September 30, 2016
Marketable equity securities:
United States large cap	$606	$576	$—		$1,182
REIT	59	8	—		67
Marketable debt securities:
Corporate bonds	285	13	—		298
United States Treasury securities and agency debentures	246	5	—		251
State and municipal	158	15	—		173
Other	29	—	—		29
Cost method investments	69	—	—		69
Cash equivalents and other(2)	5	—	—		5

Total	$1,457	$617	$—	(3)	$2,074

At December 31, 2015
Marketable equity securities:
United States large cap	$574	$525	$—		$1,099
REIT	59	4	—		63
Marketable debt securities:
Corporate bonds	237	5	(4)		238
United States Treasury securities and agency debentures	260	1	(2)		259
State and municipal	162	13	(1)		174
Other	34	—	—		34
Cost method investments	70	—	—		70
Cash equivalents and other(2)	8	—	—		8

Total	$1,404	$548	$(7	)(3)	$1,945

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $4 million and $8 million at September 30, 2016 and December 31, 2015, respectively.
(3)	The fair value of securities in an unrealized loss position was $91 million and $281 million at September 30, 2016 and December 31, 2015, respectively.

The fair value of Virginia Power’s marketable debt securities held in nuclear decommissioning trust funds at September 30, 2016 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$51
Due after one year through five years	228
Due after five years through ten years	202
Due after ten years	270

Total	$751

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Proceeds from sales	$131	$198	$478	$407
Realized gains(1)	18	45	48	82
Realized losses(1)	4	18	21	33

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three and nine months ended September 30, 2016 and 2015.

Equity Method Investments

Dominion

In October 2016, Dominion purchased an additional 3% membership interest in Atlantic Coast Pipeline from Duke for $14 million, which adjusted Dominion’s and Duke’s membership interest to 48% and 47%, respectively.

Dominion Gas

Iroquois

Dominion Gas’ equity earnings totaled $14 million and $17 million for the nine months ended September 30, 2016 and 2015, respectively. Dominion Gas received distributions from this investment of $17 million and $26 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, the carrying amount of Dominion Gas’ investment of $97 million and $102 million, respectively, exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized. In May 2016, Dominion Gas sold 0.65% of the non-controlling partnership interest in Iroquois to TransCanada for approximately $7 million, which resulted in a $5 million ($3 million after-tax) gain, included in other income in Dominion Gas’ Consolidated Statements of Income.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2016	December 31, 2015
(millions)
Dominion
Regulatory assets:
Deferred rate adjustment clause costs(1)	$101	$90
Deferred nuclear refueling outage costs(2)	60	75
Deferred cost of fuel used in electric generation(3)	3	111
Other	86	75

Regulatory assets-current(4)	250	351

Unrecognized pension and other postretirement benefit costs(5)	981	1,015
Derivatives(6)	366	110
Deferred rate adjustment clause costs(1)	271	295
PJM transmission rates(7)	192	192
Income taxes recoverable through future rates(8)	130	126
Other	203	127

Regulatory assets-non-current	2,143	1,865

Total regulatory assets	$2,393	$2,216

Regulatory liabilities:
Deferred cost of fuel used in electric generation(3)	$62	$—
PIPP(9)	26	46
Other	36	54

Regulatory liabilities-current(10)	124	100

Provision for future cost of removal and AROs(11)	1,412	1,120
Nuclear decommissioning trust(12)	882	804
Derivatives(6)	76	79
Deferred cost of fuel used in electric generation(3)	27	97
Other	200	185

Regulatory liabilities-non-current	2,597	2,285

Total regulatory liabilities	$2,721	$2,385

	September 30, 2016	December 31, 2015
(millions)
Virginia Power
Regulatory assets:
Deferred rate adjustment clause costs(1)	$85	$80
Deferred nuclear refueling outage costs(2)	60	75
Deferred cost of fuel used in electric generation(3)	3	111
Other	49	60

Regulatory assets-current	197	326

Derivatives(6)	366	110
PJM transmission rates(7)	192	192
Deferred rate adjustment clause costs(1)	176	213
Income taxes recoverable through future rates(8)	99	97
Other	64	55

Regulatory assets-non-current	897	667

Total regulatory assets	$1,094	$993

Regulatory liabilities:
Deferred cost of fuel used in electric generation(3)	$62	$—
Other	13	35

Regulatory liabilities-current	75	35

Provision for future cost of removal(11)	932	890
Nuclear decommissioning trust(12)	882	804
Derivatives(6)	76	79
Deferred cost of fuel used in electric generation(3)	27	97
Other	50	59

Regulatory liabilities-non-current	1,967	1,929

Total regulatory liabilities	$2,042	$1,964

Dominion Gas
Regulatory assets:
Deferred rate adjustment clause costs(1)	$16	$10
Other	6	13

Regulatory assets-current(4)	22	23

Unrecognized pension and other postretirement benefit costs(5)	275	282
Deferred rate adjustment clause costs(1)	91	82
Income taxes recoverable through future rates(8)	21	20
Other	82	65

Regulatory assets-non-current(13)	469	449

Total regulatory assets	$491	$472

Regulatory liabilities:
PIPP(9)	$26	$46
Other	13	9

Regulatory liabilities-current(10)	39	55

Provision for future cost of removal and AROs(11)	173	170
Other	44	31

Regulatory liabilities-non-current(14)	217	201

Total regulatory liabilities	$256	$256

(1)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Gas. See Note 12 for more information.

(2)	Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
(3)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Dominion’s and Virginia Power’s generation operations. See Note 12 for more information.
(4)	Current regulatory assets are presented in other current assets in Dominion’s and Dominion Gas’ Consolidated Balance Sheets.
(5)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s and Dominion Gas’ rate-regulated subsidiaries.
(6)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(7)	Reflects amounts related to PJM transmission cost allocation matter. See Note 12 for more information.
(8)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(9)	Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rate adjustment clause according to East Ohio tariff provisions.
(10)	Current regulatory liabilities are presented in other current liabilities in the Dominion’s and Dominion Gas’ Consolidated Balance Sheets.
(11)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(12)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(13)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.
(14)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

At September 30, 2016, $299 million of Dominion’s, $234 million of Virginia Power’s and $23 million of Dominion Gas’ regulatory assets represented past expenditures on which they do not currently earn a return. The majority of these expenditures are expected to be recovered within the next two years.

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

In June 2016, PJM, the PJM transmission owners and state commissions representing substantially all of the load in the PJM market submitted a settlement to FERC to resolve the outstanding issues regarding this matter. Under the terms of the settlement, Virginia Power would be required to pay approximately $200 million to PJM over the next 10 years. Although the settlement agreement has not been accepted by FERC, and the settlement is opposed by a small group of parties to the proceeding, Virginia Power believes it is probable it will be required to make payment as an outcome of the settlement. Accordingly, as of September 30, 2016, Virginia Power has recorded a contingent liability of $200 million in other deferred credits and other liabilities, which is offset by a $192 million regulatory asset for the amount that will be recovered through retail rates in Virginia. The remaining $8 million was recorded in other operations and maintenance expense in the Consolidated Statement of Income for the year ended December 31, 2015.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015 and Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Virginia Regulation

Virginia Fuel Expenses

In May 2016, Virginia Power submitted its annual fuel factor to the Virginia Commission to recover an estimated $1.4 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2016. Virginia Power’s proposed fuel rate represents a fuel revenue decrease of $286 million when applied to projected kilowatt-hour sales for the period July 1, 2016 to June 30, 2017. In October 2016, the Virginia Commission approved Virginia Power’s proposed fuel rate.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•	The Virginia Commission previously approved Rider BW in conjunction with Brunswick County. In October 2016, Virginia Power proposed a $134 million revenue requirement for the rate year beginning September 1, 2017, which represents a $14 million increase over the previous year. This case is pending.

•	The Virginia Commission previously approved Rider US-2 in conjunction with the Scott Solar, Whitehouse, and Woodland solar facilities. In October 2016, Virginia Power proposed a $10 million revenue requirement for the rate year beginning September 1, 2017, which represents a $6 million increase over the previous year. This case is pending.

•	The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In October 2016, Virginia Power proposed a total revenue requirement of $45 million for the rate year beginning July 1, 2017. Virginia Power also proposed two new energy efficiency programs for Virginia Commission approval with a requested five-year cost cap of $178 million for those programs. Virginia Power further proposed to extend an existing energy efficiency program for an additional two years under current funding, and an existing peak shaving program for an additional five years with an additional $5 million cost cap. This case is pending.

•	Virginia Power previously filed for Virginia Commission approval of a revised Rider U in conjunction with cost recovery to move certain electric distribution facilities underground as authorized by prior Virginia legislation. In August 2016, the Virginia Commission approved a net $20 million revenue requirement and a 9.6% ROE for the rate year beginning September 1, 2016, and an additional $2 million in credits for each of the 2017-2018 and 2018-2019 rate years. The order limited the total investment in Phase One of Virginia Power’s proposed program to $140 million, with $123 million recoverable through Rider U.

Electric Transmission Project

Virginia Power previously filed an application with the Virginia Commission for a CPCN to construct and operate in Loudoun County, Virginia, a new approximately 230 kV Poland Road substation, and a new approximately four mile overhead 230 kV double circuit transmission line between the existing 230 kV Loudoun-Brambleton line and the Poland Road substation. In August 2016, the Virginia Commission granted a CPCN to construct and operate the project along a revised route.

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

Requests by BREDL for a contested NRC hearing on Virginia Power’s COL application have been dismissed, and in September 2016, the United States Court of Appeals for the District of Columbia dismissed with prejudice petitions for judicial review that BREDL and other organizations had filed challenging the NRC’s reliance on a rule generically assessing the environmental impacts of continued onsite storage of spent nuclear fuel in various licensing proceedings, including Virginia Power’s COL proceeding. This dismissal followed the Court’s June 2016 decision in New York v. NRC, upholding the NRC’s continued storage rule and August 2016 denial of requests for rehearing en banc. Therefore, the contested portion of the COL proceeding is closed. The NRC is required to conduct a hearing in all COL proceedings. This mandatory NRC hearing will be uncontested.

In August 2016, Virginia Power received a 60-day notice of intent to sue from the Sierra Club alleging Endangered Species Act violations. The notice alleges that the United States Army Corps of Engineers failed to conduct adequate environmental and consultation reviews, related to a potential third nuclear unit located at North Anna, prior to issuing a CWA section 404 permit to Virginia Power in September 2011. Virginia Power is currently unable to make an estimate of the potential impacts to its consolidated financial statements related to this matter.

North Carolina Regulation

In March 2016, Virginia Power filed its base rate case and schedules with the North Carolina Commission. Virginia Power proposed a non-fuel, base rate increase of $51 million effective November 1, 2016 with an ROE of 10.5%. In October 2016, Virginia Power entered into a stipulation and settlement agreement for a non-fuel, base rate increase of $35 million with an ROE of 9.9% effective November 1, 2016, on a temporary basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective January 1, 2017. This case is pending.

In August 2016, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power proposed a total $36 million decrease to the fuel component of its electric rates for the rate year beginning January 1, 2017. This case is pending.

Ohio Regulation

PIR

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In March 2015, East Ohio filed an application with the Ohio Commission requesting approval to extend the PIR program for an additional five years and to increase the annual capital investment, with corresponding increases in the annual rate-increase caps. In September 2016, the Ohio Commission approved a stipulation filed jointly by East Ohio and the Staff of the Ohio Commission to settle East Ohio’s pending application. As requested, the PIR Program and associated cost recovery will continue for another five-year term, calendar years 2017 through 2021, and East Ohio will be permitted to increase its annual capital expenditures to $200 million by 2018 and 3% per year thereafter subject to the cost recovery rate increase caps proposed by East Ohio. Costs associated with calendar year 2016 investment will be recovered under the existing terms.

PSMP

In November 2016, the Ohio Commission approved East Ohio’s request to defer the operation and maintenance costs associated with implementing PSMP of up to $15 million per year.

West Virginia Regulation

In May 2016, Hope filed a PREP application with the West Virginia Commission requesting approval of a projected capital investment for 2017 of $27 million as part of a total five-year projected capital investment of $152 million. In September 2016, Hope reached a settlement with all parties to the case agreeing to new PREP customer rates, for the year beginning November 1, 2016, that provide for projected revenue of $2 million related to capital investments of $20 million and $27 million for 2016 and 2017, respectively. In October 2016, the West Virginia Commission approved the settlement.

FERC - Gas

In August 2016, Dominion Gas received FERC authorization to construct and operate the Leidy South Project facilities. Service under the 20-year contracts is expected to commence in the fourth quarter of 2017. The project is expected to cost approximately $210 million and provide 155,000 Dths per day of firm transportation service from Clinton County, Pennsylvania to Loudoun County, Virginia.

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

Dominion

As of September 30, 2016, Dominion owns the general partner interest and 65.0% of the limited partnership interests in Dominion Midstream, which owns a preferred equity interest and the general partner interest in Cove Point. Additionally, Dominion owns the manager and 67% of the membership interest in certain merchant solar facilities, as discussed in Note 2. Dominion has concluded that these entities are VIEs due to the limited partners or members lacking the characteristics of a controlling financial interest. Dominion is the primary beneficiary of Dominion Midstream and the merchant solar facilities, and Dominion Midstream is the primary beneficiary of Cove Point, as they have the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them.

Dominion owns a 48% membership interest in Atlantic Coast Pipeline. Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina, which is expected to be in service in the second half of 2019. See Note 9 to the Companies’ Annual Report on Form 10-K for the year ended

December 31, 2015 for more details regarding the nature of this entity. Dominion concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion has concluded that it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared among multiple unrelated parties. Dominion is obligated to provide capital contributions based on its ownership percentage. Dominion’s maximum exposure to loss is limited to its current and future investment.

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

Virginia Power

Virginia Power had long-term power and capacity contracts with five non-utility generators; however, contracts with two of these generators expired in 2015, leaving three non-utility generators with an aggregate summer generation capacity of approximately 418 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2017 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $320 million as of September 30, 2016. Virginia Power paid $37 million and $52 million for electric capacity and $11 million and $17 million for electric energy to these entities in the three months ended September 30, 2016 and 2015, respectively. Virginia Power paid $111 million and $160 million for electric capacity and $23 million and $77 million for electric energy to these entities in the nine months ended September 30, 2016 and 2015, respectively.

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

Virginia Power and Dominion Gas

Virginia Power and Dominion Gas purchased shared services from DRS, an affiliated VIE, of $80 million and $31 million for the three months ended September 30, 2016, $73 million and $27 million for the three months ended September 30, 2015, $268 million and $95 million for the nine months ended September 30, 2016 and $239 million and $85 million for the nine months ended September 30, 2015, respectively. Virginia Power and Dominion Gas determined that neither is the primary beneficiary of DRS as neither has both the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power and Dominion Gas. Virginia Power and Dominion Gas have no obligation to absorb more than their allocated shares of DRS costs.

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

Dominion

At September 30, 2016, Dominion’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$5,000	$3,073	$—	$1,927
Joint revolving credit facility(1)	500	—	60	440
Revolving multi-year credit facility(2)	500	24	—	476
Revolving 364-day credit facility(2)	250	—	—	250

Total	$6,250	$3,097	$60	$3,093

(1)	In May 2016, the maturity dates for these facilities were extended from April 2019 to April 2020. These credit facilities can be used by the Companies to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.
(2)	These Dominion Questar facilities were terminated in October 2016.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At September 30, 2016, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion and Dominion Gas, were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$5,000	$965	$—
Joint revolving credit facility(1)	500	—	—

Total	$5,500	$965	$—

(1)	The full amount of the facilities is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion and Dominion Gas. Sub-limits for Virginia Power are set within the facility limit but can be changed at the option of the Companies multiple times per year. At September 30, 2016, the aggregate sub-limit for Virginia Power was $2.0 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. In May 2016, the maturity dates for these facilities were extended from April 2019 to April 2020. These credit facilities can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility. In May 2016, the maturity date for this facility was extended from April 2019 to April 2020. As of September 30, 2016, this facility supports $100 million of certain variable rate tax-exempt financings of Virginia Power. In October 2016, this facility was reduced from $120 million to $100 million.

Dominion Gas

Dominion Gas’ short-term financing is supported by its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At September 30, 2016, Dominion Gas’ share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion and Virginia Power were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000	$60	$—
Joint revolving credit facility(1)	500	—	—

Total	$1,500	$60	$—

(1)	A maximum of a combined $1.5 billion of the facilities is available to Dominion Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion and Virginia Power. Sub-limits for Dominion Gas are set within the facility limit but can be changed at the option of the Companies multiple times per year. In September 2016, the aggregate sub-limit for Dominion Gas was decreased from $1.0 billion to $750 million. If Dominion Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. In May 2016, the maturity dates for these facilities were extended from April 2019 to April 2020. These credit facilities can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Remarketable Subordinated Notes

In March 2016 and May 2016, Dominion successfully remarketed the $550 million 2013 Series A 1.07% RSNs due 2021 and the $550 million 2013 Series B 1.18% RSNs due 2019, respectively, pursuant to the terms of the related 2013 Equity Units. In connection with the remarketings, the interest rate on the Series A and Series B junior subordinated notes was reset to 4.104% and 2.962%, respectively, payable on a semi-annual basis and Dominion ceased to have the ability to redeem the notes at its option or defer interest payments. At September 30, 2016, the securities are included in junior subordinated notes in Dominion’s Consolidated Balance Sheets. Dominion did not receive any proceeds from the remarketings. Remarketing proceeds belonged to the investors holding the related 2013 Equity Units and were temporarily used to purchase a portfolio of treasury securities. Upon maturity of each portfolio, the proceeds were applied on behalf of investors on the related stock purchase contract settlement date to pay the purchase price to Dominion for issuance of 8.5 million shares of its common stock on both April 1, 2016 and July 1, 2016. See Issuance of Common Stock below for a description of common stock issued by Dominion in April 2016 and July 2016 under the stock purchase contracts.

In August 2016, Dominion issued $1.4 billion of 2016 Equity Units, initially in the form of 2016 Series A Corporate Units. The Corporate Units are listed on the NYSE under the symbol DCUD. The net proceeds were used to finance the Dominion Questar Combination. See Note 3 for more information.

Each 2016 Series A Corporate Unit consists of a stock purchase contract, a 1/40 interest in a 2016 Series A-1 RSN issued by Dominion and a 1/40 interest in a 2016 Series A-2 RSN issued by Dominion. The stock purchase contracts obligate the holders to purchase shares of Dominion common stock at a future settlement date prior to the relevant RSN maturity date. The purchase price to be paid under the stock purchase contracts is $50 per Corporate Unit and the number of shares to be purchased will be determined under a formula based upon the average closing price of Dominion common stock near the settlement date. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts.

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

Dominion has recorded the present value of the stock purchase contract payments as a liability offset by a charge to equity. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. In calculating diluted EPS, Dominion applies the treasury stock method to the 2016 Equity Units. These securities did not have an effect on diluted EPS for the three and nine months ended September 30, 2016.

Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, Dominion will issue between 15.0 million and 18.7 million shares of its common stock in August 2019. A total of 23.1 million shares of Dominion’s common stock has been reserved for issuance in connection with the stock purchase contracts.

Selected information about Dominion’s 2016 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long- term Debt	RSN Annual Interest Rate(1)	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability	Stock Purchase Contract Settlement Date	RSN Maturity Date(2)
(millions, except interest rates)
8/15/2016	28	$1,374.8	$1,400.0	2.000%	4.750%	$190.6	8/15/2019

(1)	Annual interest rate applies to each of the Series A-1 RSNs and Series A-2 RSNs.
(2)	The maturity dates of the $700 million Series A-1 RSNs and $700 million Series A-2 RSNs are August 15, 2021 and August 15, 2024, respectively.

Enhanced Junior Subordinated Notes

In the first quarter of 2016, Dominion purchased and cancelled $38 million and $4 million of the June 2006 hybrids and the September 2006 hybrids, respectively.

In July 2016, Dominion launched a tender offer to purchase up to $200 million in aggregate of additional June 2006 hybrids and September 2006 hybrids, which expired on August 1, 2016. In connection with the tender offer, Dominion purchased and cancelled $125 million and $74 million of the June 2006 hybrids and the September 2006 hybrids, respectively. All purchases were conducted in compliance with the applicable replacement capital covenants. Also in July 2016, Dominion issued $800 million of 5.25% July 2016 hybrids. The proceeds were used for general corporate purposes, including to finance the tender offer. The July 2016 hybrids are listed on the NYSE under the symbol DRUA.

From time to time, Dominion may reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity and repurchases in the open market, in privately negotiated transactions, through additional tender offers or otherwise.

Long-term Debt

In May 2016, Dominion Gas issued $150 million of private placement 3.8% senior notes that mature in 2031. In June 2016, Dominion Gas issued $250 million of private placement 2.875% senior notes that mature in 2023. Also in June 2016, Dominion Gas issued €250 million of private placement 1.45% senior notes that mature in 2026. The notes were recorded at $280 million at issuance and included in long-term debt in the Consolidated Balance Sheets at $281 million at September 30, 2016.

In August 2016, Dominion issued $500 million of 1.60% senior notes, $400 million of 2.0% senior notes and $400 million of 2.85% senior notes that mature in 2019, 2021 and 2026, respectively. The net proceeds were used to finance the Dominion Questar Combination. See Note 3 for more information.

In September 2016, Dominion issued $300 million of private placement 1.50% senior notes that mature in 2018.

Short-term Notes

In September 2016, Dominion borrowed $1.2 billion under a private placement term loan agreement that matures in September 2017 and bears interest at a variable rate. The net proceeds were used to finance the Dominion Questar Combination. See Note 3 for more information. In November 2016, Dominion Midstream completed the issuance and public offering of common units for net proceeds of $348 million. Accordingly, $348 million of the borrowings under the private placement term loan are included in long-term debt in Dominion’s Consolidated Balance Sheets.

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

In both April 2016 and July 2016, Dominion issued 8.5 million shares under the related stock purchase contract entered into as part of Dominion’s 2013 Equity Units. Additionally, Dominion completed a market issuance of equity in April 2016 of 10.2 million shares and received proceeds of $756 million through a registered underwritten public offering. A portion of the net proceeds was used to finance the Dominion Questar Combination. See Note 3 for more information.

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

MATS

In December 2011, the EPA issued MATS for coal- and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance was required by April 16, 2015, with certain limited exceptions. However, in June 2014, the VDEQ granted a one-year MATS compliance extension for two coal-fired units at Yorktown power station to defer planned retirements and allow for continued operation of the units to address reliability concerns while necessary electric transmission upgrades are being completed. These coal units will need to continue operating until at least April 2017 due to delays in transmission upgrades needed to maintain electric reliability. Therefore, in October 2015, Virginia Power submitted a request to the EPA for an additional one year compliance extension under an EPA Administrative Order. The order was signed by the EPA in April 2016 allowing the Yorktown power station units to operate for up to one additional year, as required to maintain reliable power availability while transmission upgrades are being made.

In June 2015, the United States Supreme Court issued a decision holding that the EPA failed to take cost into account when the agency first decided to regulate the emissions from coal- and oil-fired plants, and remanded the MATS rule back to the United States Court of Appeals for the District of Columbia Circuit. However, the Supreme Court did not vacate or stay the effective date and implementation of the MATS rule. In November 2015, in response to the Supreme Court decision, the EPA proposed a supplemental finding that consideration of cost does not alter the agency’s previous conclusion that it is appropriate and necessary to regulate coal- and oil-fired electric utility steam generating units under Section 112 of the CAA. In December 2015, the District of Columbia Court of Appeals issued an order remanding the MATS rulemaking proceeding back to the EPA without setting aside judgment, noting that EPA had represented it was on track to issue a final finding regarding its consideration of cost. In April 2016, the EPA issued a final supplemental finding that consideration of costs does not alter its conclusion regarding appropriateness and necessity for the regulation. These actions do not change Virginia Power’s plans to close coal units at Yorktown power station by April 2017 or the need to complete necessary electricity transmission upgrades which are expected to be in service approximately 20 months following receipt of all required permits and approvals for construction. Since the MATS rule remains in effect and Dominion is complying with the requirements of the rule, Dominion does not expect any adverse impacts to its operations at this time.

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

CSAPR

Following numerous petitions by industry participants for review and a successful motion for stay, in October 2014, the United States Court of Appeals for the District of Columbia Circuit ordered that the EPA’s motion to lift the stay of CSAPR be granted. Further, the Court granted the EPA’s request to shift the CSAPR compliance deadlines by three years, so that Phase 1 emissions budgets (which would have gone into effect in 2012 and 2013) applied in 2015 and 2016, and Phase 2 emissions budgets will apply in 2017 and beyond. CSAPR replaced CAIR beginning in January 2015. In September 2016, the EPA issued a revision to CSAPR that reduces the ozone season NO X emission budgets in 22 states beginning in 2017. The cost to comply with CSAPR, including the recent revision to the CSAPR ozone season NOx program, is not expected to be material to Dominion’s or Virginia Power’s Consolidated Financial Statements.

Ozone Standards

In October 2015, the EPA issued a final rule tightening the ozone standard, set in 2008, from 75-ppb to 70-ppb. To comply with the 2008 standard, in April 2016 Virginia Power submitted the NOX Reasonable Available Control Technology analysis for Unit 5 at Possum Point power station. The EPA is expected to complete attainment designations for a new standard by December 2017 and states will have until 2020 or 2021 to develop plans to address the new standard. Until the states have developed implementation plans, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. However, if significant expenditures are required to implement additional controls, it could adversely affect the Companies’ results of operations and cash flows.

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

NSPS

In August 2012, the EPA issued the first NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers, and compressors in the upstream sector. In September 2015, the EPA issued a proposed NSPS (for the oil and natural gas sector) to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. The proposed regulation was finalized in June 2016. All projects which commenced construction after September 2015 will be required to comply with this regulation. Dominion and Dominion Gas are implementing the final regulation. Dominion and Dominion Gas are still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

Methane Emissions

In January 2015, as part of its Climate Action Plan, the EPA announced plans to reduce methane emissions from the oil and gas sector including natural gas processing and transmission sources. In July 2015, the EPA announced the next generation of its voluntary Natural Gas STAR program, the Natural Gas STAR Methane Challenge Program. The proposed program covers the entire natural gas sector from production to distribution, with more emphasis on transparency and increased reporting for both annual emissions and reductions achieved through implementation measures. In March 2016, Dominion and Dominion Questar joined the EPA as founding partners in this program for its distribution companies, East Ohio and Hope, DTI and Questar Gas. In September 2016, Dominion and Dominion Questar, prior to the Dominion Questar Combination, submitted implementation plans for participation in the Methane Challenge Program to the EPA.

In March 2016, as part of its Climate Action Plan, the EPA began development of regulations for reducing methane emissions from existing sources in the oil and natural gas sectors. In June 2016 and September 2016, the EPA issued a draft Information Collection Request to collect information on existing sources upstream of distribution in this sector. The final Information Collection Request is expected in the fourth quarter of 2016. Depending on the results of this Information Collection Request effort, the EPA may propose new regulations on existing sources. Dominion and Dominion Gas cannot currently estimate the potential impacts on results of operations, financial condition and/or cash flows related to this matter.

Climate Change Legislation and Regulation

In October 2013, the United States Supreme Court granted petitions filed by several industry groups, states, and the United States Chamber of Commerce seeking review of the United States Court of Appeals for the District of Columbia Circuit’s June 2012 decision upholding the EPA’s regulation of GHG emissions from stationary sources under the CAA’s permitting programs. In June 2014, the United States Supreme Court ruled that the EPA lacked the authority under the CAA to require PSD or Title V permits for stationary sources based solely on GHG emissions. However, the Court upheld the EPA’s ability to require BACT for GHG for sources that are otherwise subject to PSD or Title V permitting for conventional pollutants. In July 2014, the EPA issued a memorandum specifying that it will no longer apply or enforce federal regulations or EPA-approved PSD state implementation plan provisions that require new and modified stationary sources to obtain a PSD permit when GHGs are the only pollutant that would be emitted at levels that exceed the permitting thresholds. In August 2015, the EPA published a final rule rescinding the requirement for all new and modified major sources to obtain permits based solely on their GHG emissions. In addition, the EPA stated that it will continue to use the existing thresholds to apply to sources that are otherwise subject to PSD for conventional pollutants until it completes a new rulemaking either justifying and upholding those thresholds or setting new ones. Some states have issued interim guidance that follows the EPA guidance. In August 2016, the EPA issued a draft rule proposing to reaffirm that a source’s obligation to obtain a PSD or Title V permit for GHGs is triggered only if such permitting requirements are first triggered by non-GHG, or conventional, pollutants that are regulated by the New Source Review program, and to set a significant emissions rate at 75,000 tons per year of CO2 equivalent emissions under which a source would not be required to apply BACT for its GHG emissions. Until the EPA ultimately takes final action on this rulemaking, the Companies cannot predict the impact to their financial statements.

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

From time to time, Dominion, Virginia Power, or Dominion Gas may be identified as a potentially responsible party to a Superfund site. The EPA (or a state) can either allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or conduct the remedial investigation and action itself and then seek reimbursement from the potentially responsible parties. Each party can be held jointly, severally and strictly liable for the cleanup costs. These parties can also bring contribution actions against each other and seek reimbursement from their insurance companies. As a result, Dominion, Virginia Power, or Dominion Gas may be responsible for the costs of remedial investigation and actions under the Superfund law or other laws or regulations regarding the remediation of waste. The Companies do not believe these matters will have a material effect on results of operations, financial condition and/or cash flows.

In September 2011, the EPA issued a UAO to Virginia Power and 22 other parties, pursuant to CERCLA, ordering specific remedial action of certain areas at the Ward Transformer Superfund site located in Raleigh, North Carolina. In September 2016, the United States, on behalf of the EPA, lodged a proposed Remedial Design/Remedial Action Consent Decree with the United States District Court for the Eastern District of North Carolina, settling claims related to the site between the EPA and a number of parties, including Virginia Power. The Consent Decree identifies Virginia Power as a non-performing cash-out party to the settlement and, once approved by the court, would resolve Virginia Power’s alleged liability under CERCLA with respect to the site, including liability pursuant to the UAO. The ultimate outcome of this matter depends on the approval of the Consent Decree by the Court, and cannot be predicted at this time; however, this matter is not expected to have a material effect on Virginia Power.

Dominion has determined that it is associated with 19 former manufactured gas plant sites, three of which pertain to Virginia Power and 12 of which pertain to Dominion Gas. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. None of the former sites with which the Companies are associated is under investigation by any state or federal environmental agency. At one of the former sites, Dominion is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. Another site has been accepted into a state-based voluntary remediation program. Virginia Power is currently evaluating the nature and extent of the contamination from this site as well as potential remedial options. Preliminary costs for options under evaluation for the site range from $1 million to $22 million. Due to the uncertainty surrounding the other sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

Pipeline Contractor Litigation

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

Gas Producers Litigation

In connection with the Appalachian Gateway project, Dominion Field Services, Inc. entered into contracts for firm purchase rights with a group of small gas producers. In June 2016, the gas producers filed a complaint in the Circuit Court of Marshall County, West Virginia against Dominion, DTI and Dominion Field Services, Inc., among other defendants, claiming that the contracts are unenforceable and seeking compensatory and punitive damages. During the third quarter of 2016, Dominion, DTI and Dominion Field Services, Inc. were served with the complaint. Also in the third quarter of 2016, Dominion and DTI, with the consent of the other defendants, removed the case to the United States District Court for the Northern District of West Virginia. In October 2016, the defendants filed a motion to dismiss. This case is pending. Dominion and Dominion Gas cannot currently estimate financial statement impacts, but there could be a material impact to their financial condition and/or cash flows.

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

In April 2015, the EPA’s final rule regulating the management of CCRs stored in impoundments (ash ponds) and landfills was published in the Federal Register. The final rule regulates CCR landfills, existing ash ponds that still receive and manage CCRs, and inactive ash ponds that do not receive, but still store CCRs. Virginia Power currently operates inactive ash ponds, existing ash ponds, and CCR landfills subject to the final rule at eight different facilities. The enactment of the final rule in April 2015 created a legal obligation for Virginia Power to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action, and post-closure care activities as necessary. In April 2016, the EPA announced a partial settlement with certain environmental and industry organizations that had challenged the final CCR rule in the United States Court of Appeals for the District of Columbia Circuit. As part of the settlement, certain exemptions included in the final rule for inactive ponds that closed by April 2018 will be removed, resulting in inactive ponds ultimately being subject to the same requirements as existing ponds. In June 2016, the court issued an order approving the settlement, which requires the EPA to modify provisions in the final CCR rule concerning inactive ponds. In August 2016, the EPA issued a final rule, effective October 2016, extending certain compliance deadlines in the final CCR rule for inactive ponds. Virginia Power does not believe these changes will substantially impact its closure plans for inactive ponds.

In 2015, Virginia Power recorded a $386 million ARO related to future ash pond and landfill closure costs. Recognition of the ARO also resulted in a $99 million incremental charge recorded in other operations and maintenance expense in its Consolidated Statement of Income, a $166 million increase in property, plant, and equipment associated with asset retirement costs, and a $121 million reduction in other noncurrent liabilities related to reversal of the contingent liability described above since the ARO obligation created by the final CCR rule represents similar activities. Virginia Power is in the process of obtaining the necessary permits to complete the work. In February and March 2016, respectively, two parties filed administrative appeals in the Circuit Court for the City of Richmond challenging certain provisions, relating to ash pond dewatering activities, of Possum Point power station’s wastewater discharge permit issued by the VDEQ in January 2016. One of those parties withdrew its appeal in June 2016. In November 2016, the court dismissed the remaining appeal. The actual AROs related to the CCR rule may vary substantially from the estimates used to record the increased obligation in 2015.

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

Two parties have separately filed petitions for review of the FERC order in the United States Court of Appeals for the District of Columbia Circuit, which petitions were consolidated. Separately, one party requested a stay of the FERC order until the judicial proceedings are complete, which the court denied in June 2015. In July 2016, the court denied one party’s petition for review of the FERC order authorizing the Liquefaction Project. The court also issued a decision remanding the other party’s petition for review of the FERC order to FERC for further explanation of FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. Cove Point believes that on remand FERC will be able to justify its decision.

In September 2013, the DOE granted Non-FTA Authorization approval for the export of up to 0.77 bcfe/day of natural gas to countries that do not have an FTA for trade in natural gas. In June 2016, a party filed a petition for review of this approval in the United States Court of Appeals for the District of Columbia Circuit. This case is pending.

FERC

The FERC staff in the Office of Enforcement, Division of Investigations, is conducting a non-public investigation of Virginia Power’s offers of combustion turbines generators into the PJM day-ahead markets from April 2010 through September 2014. The FERC staff notified Virginia Power of its preliminary findings relating to Virginia Power’s alleged violation of FERC’s rules in connection with these activities. Virginia Power has provided its response to the FERC staff’s preliminary findings letter explaining why Virginia Power’s conduct was lawful and refuting any allegation of wrongdoing. Virginia Power is cooperating fully with the investigation; however, it cannot currently predict whether or to what extent it may incur a material liability.

Greensville County

Virginia Power is constructing Greensville County and related transmission interconnection facilities. In July 2016, the Sierra Club filed an administrative appeal in the Circuit Court for the City of Richmond challenging certain provisions in Greensville County’s PSD air permit issued by VDEQ in June 2016. Virginia Power is currently unable to make an estimate of the potential impacts to its consolidated financial statements related to this matter.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion

At September 30, 2016, Dominion had issued $73 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of September 30, 2016, Dominion’s exposure under these guarantees was $43 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At September 30, 2016, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$27	$27
Commodity transactions(3)	2,081	874
Nuclear obligations(4)	169	94
Cove Point(5)	1,900	—
Solar(6)	1,847	539
Other(7)	783	60

Total	$6,807	$1,594

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of September 30, 2016 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantee of debt of a DEI subsidiary. In the event of default by the subsidiary, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power, Dominion Gas and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone nuclear power station (in the event of a prolonged outage) and Kewaunee nuclear power station, respectively, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee nuclear power station also provides for funds through the completion of decommissioning.
(5)	Guarantees related to Cove Point, in support of terminal services, transportation and construction. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million.
(6)	Includes guarantees related to solar projects including guarantees that do not have stated limits. Also includes guarantees related to solar projects entered into by DEI on behalf of certain subsidiaries.
(7)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of September 30, 2016, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $36 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million. The value provided includes certain guarantees that do not have stated limits.

Additionally, at September 30, 2016, Dominion had purchased $147 million of surety bonds, including $70 million at Virginia Power and $21 million at Dominion Gas, and authorized the issuance of letters of credit by financial institutions of $60 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

At September 30, 2016, Dominion’s credit exposure related to energy marketing and price risk management activities totaled $96 million. Of this amount, investment grade counterparties, including those internally rated, represented 70%. No single counterparty, whether investment grade or non-investment grade, exceeded $21 million of exposure. At September 30, 2016, Virginia Power’s exposure related to sales to wholesale customers totaled $23 million. Of this amount, investment grade counterparties, including those internally rated, represented 35%. No single counterparty, whether investment grade or non-investment grade, exceeded $4 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2016 and December 31, 2015, Dominion would have been required to post an additional $7 million and $12 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had not posted any collateral at September 30, 2016 or December 31, 2015 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of September 30, 2016 and December 31, 2015 was $18 million and $49 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Gas were not material as of September 30, 2016 and December 31, 2015. See Note 9 for further information about derivative instruments.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity physical forwards and options, to manage commodity price risks associated with purchases of natural gas. As of September 30, 2016, Virginia Power’s derivative assets and liabilities with affiliates were $28 million and $15 million, respectively. As of December 31, 2015, Virginia Power’s derivative assets and liabilities with affiliates were $13 million and $22 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion benefit plans described in Note 18. In Virginia Power’s Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, amounts due to Dominion associated with these benefit plans included in other deferred credits and other liabilities were $376 million and $316 million, respectively, and amounts due from Dominion at September 30, 2016 and December 31, 2015 included in other deferred charges and other assets were $111 million and $77 million, respectively.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

Presented below are Virginia Power’s significant transactions with DRS and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Commodity purchases from affiliates	$172	$123	$416	$469
Services provided by affiliates(1)	105	96	347	313
Services provided to affiliates	5	5	17	15

(1)	Includes capitalized expenditures of $32 million for both the three months ended September 30, 2016 and 2015, and $109 million and $105 million for the nine months ended September 30, 2016 and 2015, respectively.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power had no short-term demand note borrowings from Dominion as of September 30, 2016. There were $376 million in short-term demand note borrowings from Dominion as of December 31, 2015. Virginia Power had no outstanding borrowings under the Dominion money pool for its nonregulated subsidiaries as of September 30, 2016 and December 31, 2015. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the three and nine months ended September 30, 2016 and 2015.

There were no issuances of Virginia Power’s common stock to Dominion for the three and nine months ended September 30, 2016 and 2015.

Dominion Gas

Transactions with Related Parties

Dominion Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Gas provides transportation and storage services to affiliates. Dominion Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of September 30, 2016 and December 31, 2015, all of Dominion Gas’ commodity derivatives were with affiliates. See Notes 7 and 9 for more information.

Dominion Gas participates in certain Dominion benefit plans as described in Note 18. In Dominion Gas’ Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, amounts due from Dominion associated with these benefit plans included in noncurrent pension and other postretirement benefit assets were $686 million and $652 million, respectively, and amounts due to Dominion at December 31, 2015 included in other deferred credits and other liabilities were immaterial. There were no such amounts due to Dominion at September 30, 2016.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Dominion Gas. Dominion Gas provides certain services to related parties, including technical services. The amounts recognized for these services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$2	$3	$7	$7
Sales of natural gas and transportation and storage services to affiliates	16	17	51	52
Services provided by related parties(1)	36	30	108	99
Services provided to related parties (2)	34	30	94	75

(1)	Includes capitalized expenditures of $13 million and $16 million for the three months ended September 30, 2016 and 2015, respectively, and $37 million and $40 million for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Amounts primarily attributable to Atlantic Coast Pipeline.

The following table presents affiliated and related-party activity reflected in Dominion Gas’ Consolidated Balance Sheets:

	September 30, 2016	December 31, 2015
(millions)
Other receivables(1)	$9	$7
Customer receivables from related parties	1	4
Imbalances receivable from affiliates(2)	1	1
Affiliated notes receivable(3)	17	14

(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.

Dominion Gas’ borrowings under the intercompany revolving credit agreement with Dominion were immaterial and $95 million as of September 30, 2016 and December 31, 2015, respectively. Interest charges related to Dominion Gas’ total borrowings from Dominion were immaterial for the three and nine months ended September 30, 2016 and 2015.

Note 18. Employee Benefit Plans

In the first quarter of 2016, the Companies announced an organizational design initiative that will reduce their total workforces during 2016. The goal of the organizational design initiative was to streamline leadership structure and push decision making lower while also improving efficiency. During the nine months ended September 30, 2016, Dominion recorded a $65 million ($40 million after-tax) charge, including $33 million ($20 million after-tax) at Virginia Power and $8 million ($5 million after-tax) at Dominion Gas, primarily reflected in other operations and maintenance expense in their Consolidated Statements of Income due to severance pay and other costs related to the organizational design initiative. The terms of the severance under the organizational design initiative were consistent with the Companies’ existing severance plans.

Dominion

The components of Dominion’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
(millions)
Three Months Ended September 30,
Service cost	$30	$32	$7	$10
Interest cost	79	71	16	17
Expected return on plan assets	(141)	(132)	(28)	(29)
Amortization of prior service credit	—	—	(9)	(7)
Amortization of net actuarial loss	29	40	2	1

Net periodic benefit cost (credit)	$(3)	$11	$(12)	$(8)

Nine Months Ended September 30,
Service cost	$87	$95	$23	$30
Interest cost	234	215	50	50
Expected return on plan assets	(419)	(398)	(87)	(88)
Amortization of prior service cost (credit)	1	1	(23)	(20)
Amortization of net actuarial loss	84	120	5	4

Net periodic benefit cost (credit)	$(13)	$33	$(32)	$(24)

Plan Amendment and Remeasurement

In the third quarter of 2016, Dominion remeasured an other postretirement benefit plan as a result of an amendment that changed post-65 retiree medical coverage for certain current and future Local 50 retirees effective April 1, 2017. The remeasurement resulted in a decrease in Dominion’s accumulated postretirement benefit obligation of $37 million. The impact of the remeasurement on net periodic benefit credit was recognized prospectively from the remeasurement date and is expected to increase the net periodic benefit credit for 2016 by $9 million. The discount rate used for the remeasurement was 3.71% and the demographic and mortality assumptions were updated using plan-specific studies and mortality improvement scales. The expected long-term rate of return used was consistent with the measurement as of December 31, 2015.

Employer Contributions

During the nine months ended September 30, 2016, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2016.

Dominion Gas

Dominion Gas participates in certain Dominion benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. See Note 17 for more information.

The components of Dominion Gas’ provision for net periodic benefit credit for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
(millions)
Three Months Ended September 30,
Service cost	$3	$4	$1	$2
Interest cost	7	7	3	3
Expected return on plan assets	(33)	(31)	(5)	(6)
Amortization of net actuarial loss	3	5	—	1

Net periodic benefit credit	$(20)	$(15)	$(1)	$—

Nine Months Ended September 30,
Service cost	$10	$11	$4	$5
Interest cost	22	21	10	10
Expected return on plan assets	(100)	(94)	(17)	(18)
Amortization of net actuarial loss	10	15	1	2

Net periodic benefit credit	$(58)	$(47)	$(2)	$(1)

Employer Contributions

During the nine months ended September 30, 2016, Dominion Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2016.

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

In the nine months ended September 30, 2016, Dominion reported an after-tax net expense of $63 million for specific items in the Corporate and Other segment, with $22 million of these net expenses attributable to its operating segments. In the nine months ended September 30, 2015, Dominion reported an after-tax net expense of $82 million for specific items in the Corporate and Other segment, with $80 million of these net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion’s operating segments in 2016 primarily related to the impact of the following items:

•	A $59 million ($36 million after-tax) charge related to an organizational design initiative, attributable to:

•	DVP ($5 million after-tax);

•	Dominion Energy ($12 million after-tax); and

•	Dominion Generation ($19 million after-tax); partially offset by

•	A $29 million ($18 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation.

The net expense for specific items in 2015 primarily related to the impact of the following items, all of which were attributable to Dominion Generation:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A $45 million ($28 million after-tax) charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015; and

•	A $17 million ($10 million after-tax) billing adjustment related to PJM; partially offset by

•	A $39 million ($25 million after-tax) net gain on investments held in nuclear decommissioning trust funds.

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation(1)	Dominion Energy(1)	Corporate and Other	Adjustments/ Eliminations(1)	Consolidated Total
(millions)
Three Months Ended September 30, 2016
Total revenue from external customers	$614	$1,947	$359	$2	$210	$3,132
Intersegment revenue	6	2	205	144	(357)	—

Total operating revenue	620	1,949	564	146	(147)	3,132
Net income (loss) attributable to Dominion	139	650	135	(234)	—	690

Three Months Ended September 30, 2015
Total revenue from external customers	$539	$1,892	$377	$—	$163	$2,971
Intersegment revenue	4	2	159	128	(293)	—

Total operating revenue	543	1,894	536	128	(130)	2,971
Net income (loss) attributable to Dominion	125	390	153	(75)	—	593

Nine Months Ended September 30, 2016
Total revenue from external customers	$1,682	$5,204	$1,235	$8	$522	$8,651
Intersegment revenue	17	7	507	469	(1,000)	—

Total operating revenue	1,699	5,211	1,742	477	(478)	8,651
Net income (loss) attributable to Dominion	363	1,066	483	(246)	—	1,666

Nine Months Ended September 30, 2015
Total revenue from external customers	$1,603	$5,533	$1,376	$(9)	$624	$9,127
Intersegment revenue	14	11	584	414	(1,023)	—

Total operating revenue	1,617	5,544	1,960	405	(399)	9,127
Net income (loss) attributable to Dominion	382	902	509	(251)	—	1,542

(1)	2015 amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Energy segment.

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

In the nine months ended September 30, 2016, Virginia Power reported an after-tax net expense of $18 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. In the nine months ended September 30, 2015, Virginia Power reported an after-tax net expense of $101 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

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

The net expense for specific items in 2015 primarily related to the impact of the following items, all of which were attributable to Dominion Generation:

•	An $85 million ($52 million after-tax) write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015;

•	A $45 million ($28 million after-tax) charge related to incremental future ash pond and landfill closure costs at certain utility generation facilities due to the enactment of the final CCR rule in April 2015; and

•	A $15 million ($9 million after-tax) billing adjustment related to PJM.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2016
Operating revenue	$617	$1,594	$—	$2,211
Net income	140	359	4	503

Three Months Ended September 30, 2015
Operating revenue	$541	$1,523	$(6)	$2,058
Net income (loss)	125	273	(13)	385

Nine Months Ended September 30, 2016
Operating revenue	$1,686	$4,191	$—	$5,877
Net income (loss)	362	699	(15)	1,046

Nine Months Ended September 30, 2015
Operating revenue	$1,610	$4,419	$(21)	$6,008
Net income (loss)	382	618	(100)	900

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

In the nine months ended September 30, 2016, Dominion Gas reported an after-tax net benefit of $5 million for specific items in the Corporate and Other segment, with after-tax net expense of $7 million attributable to its operating segment. In the nine months ended September 30, 2015, Dominion Gas reported no amounts for specific items in the Corporate and Other segment.

The net expense for specific items in 2016 primarily related to an $8 million ($5 million after-tax) charge related to an organizational design initiative.

The following table presents segment information pertaining to Dominion Gas’ operations:

	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2016
Operating revenue	$382	$—	$382
Net income	77	6	83

Three Months Ended September 30, 2015
Operating revenue	$365	$—	$365
Net income (loss)	113	(2)	111

Nine Months Ended September 30, 2016
Operating revenue	$1,181	$—	$1,181
Net income (loss)	288	(2)	286

Nine Months Ended September 30, 2015
Operating revenue	$1,291	$—	$1,291
Net income (loss)	364	(7)	357

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

The Companies make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, earthquakes, flooding and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;

•	Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Unplanned outages at facilities in which the Companies have an ownership interest;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s and Dominion Gas’ earnings and the Companies’ liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion and Dominion Gas;

•	Fluctuations in interest rates or foreign currency exchange rates;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Impacts of acquisitions, including the recently completed Dominion Questar Combination, divestitures, transfers of assets to joint ventures or Dominion Midstream, and retirements of assets based on asset portfolio reviews;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	The timing and execution of Dominion Midstream’s growth strategy;

•	Changes in rules for regional transmission organizations and independent system operators in which Dominion and Virginia Power participate, including changes in rate designs, changes in FERC’s interpretation of market rules and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in supplies of natural gas delivered to Dominion and Dominion Gas’ pipeline and processing systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•	Additional competition in industries in which the Companies operate, including in electric markets in which Dominion’s merchant generation facilities operate, and competition in the development, construction and ownership of certain electric transmission facilities in Virginia Power’s service territory in connection with FERC Order 1000;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion and Dominion Gas;

•	Changes in operating, maintenance and construction costs;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects and compliance with conditions associated with such regulatory approvals;

•	The inability to complete planned construction, conversion or expansion projects at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Adverse outcomes in litigation matters or regulatory proceedings; and

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2016, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing and employee benefit plans.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2016	2015	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion	$690	$593	$97
Diluted EPS	1.10	1.00	0.10

Year-To-Date
Net income attributable to Dominion	$1,666	$1,542	$124
Diluted EPS	2.71	2.60	0.11

Overview

Third Quarter 2016 vs. 2015

Net income attributable to Dominion increased 16%, primarily due to higher renewable energy investment tax credits, an increase in electric utility sales to retail customers from an increase in cooling degree days and the new PJM capacity performance market effective June 2016. These increases were partially offset by transaction and transition costs due to the Dominion Questar Combination.

Year-To-Date 2016 vs. 2015

Net income attributable to Dominion increased 8%, primarily due to higher renewable energy investment tax credits and the new PJM capacity performance market effective June 2016. These increases were partially offset by a decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields and transaction and transition costs due to the Dominion Questar Combination.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Third Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Operating revenue	$3,132	$2,971	$161	$8,651	$9,127	$(476)
Electric fuel and other energy-related purchases	606	636	(30)	1,791	2,180	(389)
Purchased (excess) electric capacity	(6)	75	(81)	107	259	(152)
Purchased gas	77	85	(8)	252	446	(194)

Net revenue	2,455	2,175	280	6,501	6,242	259

Other operations and maintenance	765	564	201	2,133	1,875	258
Depreciation, depletion and amortization	400	355	45	1,112	1,037	75
Other taxes	145	133	12	448	432	16
Other income	63	11	52	189	127	62
Interest and related charges	250	230	20	715	674	41
Income tax expense	230	305	(75)	561	794	(233)

An analysis of Dominion’s results of operations follows:

Third Quarter 2016 vs. 2015

Net revenue increased 13%, primarily reflecting:

•	A $272 million increase from electric utility operations, primarily reflecting:

•	An $81 million electric capacity benefit, primarily due to the new PJM capacity performance market effective June 2016 ($70 million) and the expiration of non-utility generator contracts in 2015 ($16 million);

•	An increase from rate adjustment clauses ($78 million); and

•	An increase in sales to retail customers from an increase in cooling degree days ($74 million); and

•	A $32 million increase due to the Dominion Questar Combination; partially offset by

•	A $22 million decrease from merchant generation operations, primarily due to lower realized prices.

Other operations and maintenance increased 36%, primarily reflecting:

•	A $51 million increase due to the Dominion Questar Combination, including $40 million of transaction and transition costs;

•	A $50 million increase in salaries, wages and benefits;

•	A $47 million decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields; and

•	A $21 million increase due to labor contract renegotiations as well as costs resulting from a union workforce temporary work stoppage.

Depreciation, depletion and amortization increased 13%, primarily due to various expansion projects being placed into service ($32 million) and the Dominion Questar Combination ($9 million).

Other income increased $52 million, primarily due to higher realized gains (including investment income) on nuclear decommissioning trust funds ($25 million) and an increase in earnings from equity method investments ($15 million).

Income tax expense decreased 25%, primarily due to higher renewable energy investment tax credits ($63 million) and a settlement with a tax authority ($12 million), partially offset by higher pre-tax income ($21 million).

Year-To-Date 2016 vs. 2015

Net revenue increased 4%, primarily reflecting:

•	A $355 million increase from electric utility operations, primarily reflecting:

•	A $147 million electric capacity benefit, primarily due to the new PJM capacity performance market effective June 2016 ($92 million) and the expiration of non-utility generator contracts in 2015 ($56 million);

•	An increase from rate adjustment clauses ($129 million); and

•	The absence of an $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015; partially offset by

•	A decrease in sales to retail customers from a reduction in cooling and heating degree days ($58 million); and

•	A $32 million increase due to the Dominion Questar Combination.

These increases were partially offset by:

•	A $61 million decrease from merchant generation operations, primarily due to lower volumes from planned and unplanned outage days ($63 million) and lower realized prices ($34 million), partially offset by additional solar generating facilities placed into service ($27 million);

•	A $36 million decrease from regulated natural gas distribution operations, primarily due to a decrease in rate adjustment clause revenue related to low income assistance programs ($33 million) and a decrease in sales to customers due to a reduction in heating degree days ($11 million), partially offset by an increase in AMR and PIR program revenues ($12 million); and

•	A $27 million decrease from regulated natural gas transmission operations, primarily due to:

•	A $24 million decrease in gas transportation and storage activities, primarily due to decreased demand charges ($29 million) and decreased fuel retained ($11 million), partially offset by the acquisition of DCG and related expansion projects ($12 million); and

•	A $17 million decrease in NGL activities, due to decreased volumes ($12 million) and prices ($5 million); partially offset by

•	A $17 million increase in services performed for Atlantic Coast Pipeline.

Other operations and maintenance increased 14%, primarily reflecting:

•	A $78 million decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields;

•	A $58 million increase due to the Dominion Questar Combination, including $47 million of transaction and transition costs;

•	Organizational design initiative costs ($64 million);

•	A $47 million increase in salaries, wages and benefits;

•	A $38 million increase in planned outage costs primarily due to an increase in scheduled outage days at certain merchant generation facilities;

•	A $28 million increase in storm damage and service restoration costs;

•	A $21 million increase due to labor contract renegotiations as well as costs resulting from a union workforce temporary work stoppage; and

•	A $17 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

These increases were partially offset by:

•	The absence of a $45 million charge related to ash pond and landfill closure costs at certain utility generation facilities; and

•	A $33 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income.

Other income increased 49%, primarily due to an increase in earnings from equity method investments ($43 million) and an increase in AFUDC costs associated with rate-regulated projects ($9 million).

Income tax expense decreased 29%, primarily due to higher renewable energy investment tax credits ($153 million), lower pre-tax income ($27 million), the impact of a state legislative change ($17 million) and a settlement with a tax authority ($12 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
	2016	2015	$ Change	2016	2015	$ Change
(millions, except EPS)
Third Quarter
DVP	$139	$125	$14	$0.22	$0.21	$0.01
Dominion Generation(1)	650	390	260	1.04	0.66	0.38
Dominion Energy(1)	135	153	(18)	0.21	0.26	(0.05)

Primary operating segments	924	668	256	1.47	1.13	0.34
Corporate and Other	(234)	(75)	(159)	(0.37)	(0.13)	(0.24)

Consolidated	$690	$593	$97	$1.10	$1.00	$0.10

Year-To-Date
DVP	$363	$382	$(19)	$0.59	$0.64	$(0.05)
Dominion Generation(1)	1,066	902	164	1.74	1.52	0.22
Dominion Energy(1)	483	509	(26)	0.78	0.86	(0.08)

Primary operating segments	1,912	1,793	119	3.11	3.02	0.09
Corporate and Other	(246)	(251)	5	(0.40)	(0.42)	0.02

Consolidated	$1,666	$1,542	$124	$2.71	$2.60	$0.11

(1)	2015 amounts have been recast to reflect nonregulated retail energy marketing operations in the Dominion Energy segment.

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Third Quarter			Year-To-Date
	2016	2015	% Change	2016	2015	% Change
Electricity delivered (million MWh)	24.1	22.6	7%	64.2	65.6	(2)%
Degree days (electric distribution service area):
Cooling	1,326	1,174	13	1,755	1,819	(4)
Heating	—	—	—	2,247	2,578	(13)
Average electric distribution customer accounts (thousands)(1)	2,552	2,526	1	2,546	2,522	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Third Quarter 2016 vs. 2015 Increase (Decrease)		Year-To-Date 2016 vs. 2015 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$12	$0.02	$(14)	$(0.02)
Other	5	0.01	—	—
FERC transmission equity return	9	0.01	30	0.05
Storm damage and service restoration	(5)	(0.01)	(17)	(0.03)
Depreciation and amortization	(2)	—	(7)	(0.01)
Other	(5)	(0.01)	(11)	(0.02)
Share dilution	—	(0.01)	—	(0.02)

Change in net income contribution	$14	$0.01	$(19)	$(0.05)

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Third Quarter			Year-To-Date
	2016	2015	% Change	2016	2015	% Change
Electricity supplied (million MWh):
Utility	24.8	22.9	8%	67.1	66.2	1%
Merchant	7.9	7.6	4	21.2	20.6	3
Degree days (electric utility service area):
Cooling	1,326	1,174	13	1,755	1,819	(4)
Heating	—	—	—	2,247	2,578	(13)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Third Quarter 2016 vs. 2015 Increase (Decrease)		Year-To-Date 2016 vs. 2015 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$32	$0.05	$(22)	$(0.04)
Other	10	0.02	12	0.02
Renewable energy investment tax credits(1)	212	0.35	182	0.31
Electric capacity	49	0.08	89	0.16
Outage costs	1	—	(22)	(0.04)
Merchant generation margin	(14)	(0.02)	(42)	(0.07)
Rate adjustment clause equity return	2	—	18	0.03
Depreciation and amortization	(5)	(0.01)	(15)	(0.03)
Other	(27)	(0.04)	(36)	(0.06)
Share dilution	—	(0.05)	—	(0.06)

Change in net income contribution	$260	$0.38	$164	$0.22

(1)	Tax credit is reflected in Generation segment once project is placed into service.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Third Quarter			Year-To-Date
	2016	2015	% Change	2016	2015	% Change
Gas distribution throughput (bcf)(1):
Sales	2	2	—%	18	21	(14)%
Transportation	106	89	19	364	341	7
Heating degree days (gas distribution service area):
Eastern region	22	48	(54)	3,435	4,191	(18)
Western region(1)	39	—	100	39	—	100
Average gas distribution customer accounts (thousands)(1)(2):
Sales	472	234	102	329	237	39
Transportation	1,069	1,050	2	1,072	1,060	1
Average retail energy marketing customer accounts (thousands)(2)	1,377	1,319	4	1,368	1,285	6

(1)	Includes Dominion Questar effective September 2016.
(2)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Third Quarter 2016 vs. 2015 Increase (Decrease)		Year-To-Date 2016 vs. 2015 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Gas distribution margin:
Weather	$—	$—	$(7)	$(0.01)
Other	5	0.01	11	0.02
Assignment of shale development rights	(27)	(0.06)	(47)	(0.09)
Dominion Questar Combination	5	0.01	5	0.01
Other	(1)	—	12	0.02
Share dilution	—	(0.01)	—	(0.03)

Change in net income contribution	$(18)	$(0.05)	$(26)	$(0.08)

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$4	$(18)	$22	$(22)	$(80)	$58
Specific items attributable to corporate operations	(30)	—	(30)	(41)	(2)	(39)

Total specific items	(26)	(18)	(8)	(63)	(82)	19
Other corporate operations:
Renewable energy investment tax credits	(143)	5	(148)	(11)	15	(26)
Other	(65)	(62)	(3)	(172)	(184)	12

Total other corporate operations	(208)	(57)	(151)	(183)	(169)	(14)

Total net expense	$(234)	$(75)	$(159)	$(246)	$(251)	$5
EPS impact	$(0.37)	$(0.13)	$(0.24)	$(0.40)	$(0.42)	$0.02

Total Specific Items

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments’ performance or in allocating resources. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes specific items attributable to the Corporate and Other segment. For the three and nine months ended September 30, 2016, this primarily included $46 million and $50 million, respectively, of after-tax transaction and transition costs associated with the Dominion Questar Combination.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Net income	$503	$385	$118	$1,046	$900	$146

Overview

Third Quarter 2016 vs. 2015

Net income increased 31%, primarily due to an increase in sales to retail customers from an increase in cooling degree days and the new PJM capacity performance market effective June 2016.

Year-To-Date 2016 vs. 2015

Net income increased 16%, primarily due to an increase in rate adjustment clause revenue, the new PJM capacity performance market effective June 2016 and the absence of a write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Operating revenue	$2,211	$2,058	$153	$5,877	$6,008	$(131)
Electric fuel and other energy-related purchases	516	554	(38)	1,527	1,861	(334)
Purchased (excess) electric capacity	(6)	75	(81)	107	259	(152)

Net revenue	1,701	1,429	272	4,243	3,888	355

Other operations and maintenance	443	375	68	1,279	1,216	63
Depreciation and amortization	270	244	26	765	713	52
Other taxes	74	69	5	218	212	6
Other income	13	13	—	47	49	(2)
Interest and related charges	118	116	2	345	332	13
Income tax expense	306	253	53	637	564	73

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2016 vs. 2015

Net revenue increased 19%, primarily reflecting:

•	An $81 million electric capacity benefit, primarily due to the new PJM capacity performance market effective June 2016 ($70 million) and the expiration of non-utility generator contracts in 2015 ($16 million);

•	An increase from rate adjustment clauses ($78 million); and

•	An increase in sales to retail customers from an increase in cooling degree days ($74 million).

Other operations and maintenance increased 18%, primarily reflecting:

•	A $27 million increase in salaries, wages and benefits and general administrative expenses;

•	An $11 million increase due to union workforce contract renegotiations;

•	A $9 million increase in storm damage and service restoration costs; and

•	A $9 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income.

Depreciation and amortization increased 11%, primarily due to various expansion projects being placed into service.

Income tax expense increased 21%, primarily due to higher pre-tax income.

Year-To-Date 2016 vs. 2015

Net revenue increased 9%, primarily reflecting:

•	A $147 million electric capacity benefit, primarily due to the new PJM capacity performance market effective June 2016 ($92 million) and the expiration of non-utility generator contracts in 2015 ($56 million);

•	An increase from rate adjustment clauses ($129 million); and

•	The absence of an $85 million write-off of deferred fuel costs associated with Virginia legislation enacted in February 2015; partially offset by

•	A decrease in sales to retail customers from a reduction in cooling and heating degree days ($58 million).

Other operations and maintenance increased 5%, primarily reflecting:

•	A $38 million increase in salaries, wages and benefits and general administrative expenses;

•	Organizational design initiative costs ($32 million);

•	A $28 million increase in storm damage and service restoration costs; and

•	An $11 million increase due to union workforce contract renegotiations; partially offset by

•	The absence of a $45 million charge related to ash pond and landfill closure costs at certain utility generation facilities.

Income tax expense increased 13%, primarily due to higher pre-tax income.

Dominion Gas

Results of Operations

Presented below is a summary of Dominion Gas’ consolidated results:

	Third Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Net income	$83	$111	$(28)	$286	$357	$(71)

Overview

Third Quarter 2016 vs. 2015

Net income decreased 25%, primarily due to a decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields.

Year-To-Date 2016 vs. 2015

Net income decreased 20%, primarily due to a decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields and a decrease in gas transportation and storage activities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Gas’ results of operations:

	Third Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Operating revenue	$382	$365	$17	$1,181	$1,291	$(110)
Purchased gas	21	8	13	71	103	(32)
Other energy-related purchases	4	4	—	8	17	(9)

Net revenue	357	353	4	1,102	1,171	(69)

Other operations and maintenance	133	63	70	331	261	70
Depreciation and amortization	55	53	2	150	157	(7)
Other taxes	36	35	1	127	127	—
Other income	7	4	3	22	17	5
Interest and related charges	23	18	5	68	53	15
Income tax expense	34	77	(43)	162	233	(71)

An analysis of Dominion Gas’ results of operations follows:

Third Quarter 2016 vs. 2015

Net revenue increased 1%, primarily reflecting:

•	A $7 million increase from regulated natural gas distribution operations, primarily due to an increase in AMR and PIR program revenues; partially offset by

•	A $2 million decrease from regulated natural gas transmission operations, primarily reflecting:

•	An $8 million decrease in NGL activities, due to decreased volumes ($5 million) and prices ($3 million); partially offset by

•	A $2 million increase in services performed for Atlantic Coast Pipeline; and

•	A $2 million increase in gas transportation and storage activities, primarily due to increased regulated gas sales ($19 million), partially offset by decreased demand charges ($8 million) and increased fuel costs ($8 million).

Other operations and maintenance increased $70 million, primarily reflecting:

•	A $47 million decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields;

•	An $8 million increase due to union workforce temporary work stoppage;

•	A $4 million increase in salaries, wages and benefits and general administrative expenses; and

•	A $2 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Interest and related charges increased 28%, primarily due to higher interest expense resulting from the issuances of senior notes in November 2015 and the second quarter of 2016.

Income tax expense decreased 56%, primarily reflecting lower pre-tax income ($29 million) and a settlement with a tax authority ($12 million).

Year-To-Date 2016 vs. 2015

Net revenue decreased 6%, primarily reflecting:

•	A $38 million decrease from regulated natural gas transmission operations, primarily reflecting:

•	A $39 million decrease in gas transportation and storage activities, primarily due to decreased demand charges ($29 million) and decreased fuel retained ($10 million); and

•	A $17 million decrease in NGL activities, due to decreased volumes ($12 million) and prices ($5 million); partially offset by

•	A $17 million increase in services performed for Atlantic Coast Pipeline; and

•	A $31 million decrease from regulated natural gas distribution operations, primarily reflecting:

•	A decrease in rate adjustment clause revenue related to low income assistance programs ($33 million); and

•	A decrease in sales to customers due to a reduction in heating degree days ($6 million); partially offset by

•	An increase in AMR and PIR program revenues ($12 million).

Other operations and maintenance expense increased 27%, primarily reflecting:

•	A $78 million decrease in gains from agreements to convey shale development rights underneath several natural gas storage fields;

•	A $17 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income;

•	Organizational design initiative costs ($10 million); and

•	An $8 million increase due to union workforce temporary work stoppage; partially offset by

•	A $33 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income.

Other income increased 29%, primarily due to a gain on the sale of 0.65% of the non-controlling partnership interest in Iroquois.

Interest and related charges increased 28%, primarily due to higher interest expense resulting from the issuances of senior notes in November 2015 and the second quarter of 2016.

Income tax expense decreased 30%, primarily reflecting lower pre-tax income ($56 million) and a settlement with a tax authority ($12 million).

Liquidity and Capital Resources

Dominion depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

In September 2015, Dominion initiated a program to purchase from the market up to $50 million of common units representing limited partner interests in Dominion Midstream, which expired in September 2016. During the nine months ended September 30, 2016, Dominion purchased approximately 658,000 common units for $17 million.

Given the sufficiency of operating and other cash flows at the Dominion level, no dividends were declared or paid to Dominion by either Virginia Power or Dominion Gas during the first quarter of 2016. During the second quarter of 2016, no dividends were declared or paid to Dominion by Virginia Power. During the third quarter of 2016, no dividends were declared or paid to Dominion by either Virginia Power or Dominion Gas.

At September 30, 2016, Dominion had $3.1 billion of unused capacity under its credit facilities. See Note 14 to the Consolidated Financial Statements for more information.

A summary of Dominion’s cash flows is presented below:

	2016	2015
(millions)
Cash and cash equivalents at January 1	$607	$318
Cash flows provided by (used in):
Operating activities	3,386	3,453
Investing activities	(9,029)	(4,350)
Financing activities	5,287	817

Net decrease in cash and cash equivalents	(356)	(80)

Cash and cash equivalents at September 30	$251	$238

Operating Cash Flows

Net cash provided by Dominion’s operating activities decreased $67 million, primarily due to changes in net margin collateral requirements and higher operations and maintenance expenses, partially offset by the benefit from the new PJM capacity performance market, higher deferred fuel cost recoveries in its Virginia jurisdiction, and net changes in other working capital items.

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

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of September 30, 2016 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$55	$15	$40
Non-investment grade(2)	4	—	4
No external ratings:
Internally rated - investment grade(3)	7	—	7
Internally rated - non-investment grade(4)	30	—	30

Total	$96	$15	$81

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 49% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 9% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 16% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased $4.7 billion, primarily due to the Dominion Questar Combination and higher capital expenditures, partially offset by the absence of Dominion’s acquisition of DCG in 2015 and the acquisition of fewer solar development projects in 2016.

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

Net cash provided by Dominion’s financing activities increased $4.5 billion, primarily reflecting higher net debt issuances and higher common stock issuances in connection with the Dominion Questar Combination.

See Notes 3 and 14 to the Consolidated Financial Statements in this report for further information regarding Dominion’s credit facilities, liquidity and significant financing transactions.

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

In March 2016, Fitch Ratings Ltd. and Standard & Poor’s changed the rating for Dominion’s junior subordinated debt securities to account for its inability to defer interest payments on the remarketed 2013 Series A RSNs. Junior subordinated debt securities with an interest deferral feature are rated one notch lower by Fitch Ratings Ltd. and Standard & Poor’s (BBB-) than junior subordinated debt securities without an interest deferral feature (BBB). See Note 14 to the Consolidated Financial Statements for a description of the remarketed notes. As of September 30, 2016, there have been no additional changes in Dominion’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, there is a discussion on the various covenants present in the enabling agreements underlying Dominion’s debt. As of September 30, 2016, there have been no material changes to debt covenants, nor any events of default under Dominion’s debt covenants. Pursuant to a waiver received in April 2016 and in connection with the closing of the Dominion Questar Combination, the 65% maximum debt to total capital ratio in Dominion’s credit agreements has, with respect to Dominion only, been temporarily increased to 70% until the end of the fiscal quarter ending June 30, 2017.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

Other than debt and financing obligations associated with the Dominion Questar Combination discussed in Note 3 to the Consolidated Financial Statements, as of September 30, 2016, there have been no material changes outside the ordinary course of business to Dominion’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Off-Balance Sheet Arrangements

As of September 30, 2016, with the exception of the leasing arrangement described herein, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

Leasing Arrangement

In July 2016, Dominion signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor is providing equity and has obtained financing commitments from debt investors to fund the project costs, totaling $365 million. The project is expected to be completed by mid-2019. Dominion has been appointed to act as the construction agent for the lessor, during which time Dominion will request cash draws from the lessor and debt investors to fund all project costs. If the project is terminated under certain events of default, Dominion could be required to pay up to 89.9% of the then funded amount. For specific full recourse events, Dominion could be required to pay up to 100% of the then funded amount.

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

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015 and Future Issues and Other Matters in MD&A in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Environmental Matters

Dominion is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See

Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, and Note 15 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and in this report for additional information on various environmental matters.

Legal Matters

See Item 3. Legal Proceedings in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, Notes 12 and 15 to the Consolidated Financial Statements and Item 1. Legal Proceedings in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and in this report for additional information on various legal matters.

Collective Bargaining Agreement

In April 2016, the labor contract between Dominion and Local 69 expired. In August 2016, the parties reached a tentative agreement for a new labor contract, however, the agreement was not submitted to members of Local 69 for approval. In September 2016, following a temporary lock out of union members, Local 69 agreed to not strike at DTI and Hope at least through April 1, 2017. In exchange, DTI and Hope agreed to recall the union members to work and not lock them out during that period. Contract negotiations resumed in October 2016 and are continuing. Local 69 represents about 759 DTI employees in West Virginia, New York, Pennsylvania, Ohio and Virginia and about 151 Hope employees in West Virginia.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015, and Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and in this report for additional information on various regulatory matters.

Electric Transmission Project

In August 2016, Virginia Power filed an application with the Virginia Commission for a CPCN to rebuild and operate in multiple Virginia counties approximately 28 miles of the existing 500 kV transmission line between the Carson switching station and a terminus located near the Rogers Road switching station under construction in Greensville County, Virginia, along with associated work at the Carson switching station. The total estimated cost of the project is approximately $53 million. This case is pending.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $34 million and $24 million of Dominion’s commodity-based derivative instruments as of September 30, 2016 and December 31, 2015, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in the fair value of $51 million and $42 million of Virginia Power’s commodity-based derivative instruments as of September 30, 2016 and December 31, 2015, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $4 million and $5 million of Dominion Gas’ commodity-based derivative instruments as of September 30, 2016 and December 31, 2015, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2016 or December 31, 2015.

The Companies may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges.

As of September 30, 2016, Dominion and Virginia Power had $2.8 billion and $1.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $2 million and $46 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at September 30, 2016. As of December 31, 2015, Dominion, Virginia Power and Dominion Gas had $4.6 billion, $2.0 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $71 million, $52 million and $2 million, respectively, in the fair value of Dominion’s, Virginia Power’s and Dominion Gas’ interest rate derivatives at December 31, 2015.

In June 2016, Dominion Gas entered into foreign currency swaps with the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of September 30, 2016, Dominion Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% increase in market interest rates would have resulted in a $4 million decrease in the fair value of Dominion Gas’ foreign currency swaps at September 30, 2016.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $113 million and $134 million for the nine months ended September 30, 2016 and 2015, respectively, and $184 million for the year ended December 31, 2015. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $146 million for the nine months ended September 30, 2016, and a net decrease in unrealized gains on these investments of $260 million and $157 million for the nine months ended September 30, 2015 and for the year ended December 31, 2015, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $51 million and $67 million for the nine months ended September 30, 2016 and 2015, respectively, and $88 million for the year ended December 31, 2015. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $77 million for the nine months ended September 30, 2016, and a net decrease in unrealized gains on these investments of $123 million and $76 million for the nine months ended September 30, 2015 and for the year ended December 31, 2015, respectively.

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

Dominion is currently in the process of integrating Dominion Questar’s operations, processes and internal controls. See Note 3 for more information relating to the Dominion Questar Combination.

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

In January 2015, DTI received a draft consent agreement from the EPA in connection with alleged violations of certain CAA monitoring and permitting requirements at the Hastings facility. The draft consent agreement included a proposed penalty of approximately $160,000. In September 2016, DTI and the EPA finalized a consent agreement and final order resolving this matter, which included a final penalty of $98,000.

In January 2016, Virginia Power self-reported a release of mineral oil from the Crystal City substation and began extensive cleanup. In February 2016, Virginia Power received a notice of violation from the VDEQ relating to this matter. Virginia Power has assumed the role of responsible party and is continuing to cooperate with ongoing requirements for investigative and corrective action. In September 2016, Virginia Power received a proposed consent order from the VDEQ related to this matter. The proposed consent order includes a penalty of approximately $260,000, which is inclusive of both the Crystal City substation oil release and an oil release from another Virginia Power facility in 2016. The portion of the penalty attributable to the other facility represents less than $100,000 of the total proposed penalty. Virginia Power has agreed to the terms of the proposed consent order, which is subject to final approval by the Virginia State Water Control Board.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2015.

•	Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

•	Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

•	Notes 12 and 15 in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/16-7/31/16	5,751	$77.86	—	19,629,059 shares/ $1.18 billion
8/1/16-8/31/16	848	77.58	—	19,629,059 shares/ $1.18 billion
9/1/16-9/30/16	178	74.06	—	19,629,059 shares/ $1.18 billion

Total	6,777	$77.73	—	19,629,059 shares/ $1.18 billion

(1)	In July, August and September 2016, 5,751 shares, 848 shares and 178 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 17, 2015 (Exhibit 3.1, Form 8-K filed December 17, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (filed herewith).	X

4.2	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Eighth Supplemental Indenture, dated March 7, 2016 (Exhibit 4.4, Form 8-K filed March 7, 2016, File No. 1-8489); Ninth Supplemental Indenture, dated May 26, 2016 (Exhibit 4.4, Form 8-K filed May 26, 2016, File No. 1-8489); Tenth Supplemental Indenture, dated as of July 1, 2016 (Exhibit 4.3, Form 8-K filed July 19, 2016, File No. 1-8489); Eleventh Supplemental Indenture, dated August 1, 2016 (Exhibit 4.3, Form 8-K filed August 15, 2016, File No. 1-8489); Twelfth Supplemental Indenture, dated August 1, 2016 (Exhibit 4.4, Form 8-K filed August 15, 2016, File No. 1-8489).	X

4.3	2016 Series A Purchase Contract and Pledge Agreement, dated August 15, 2016, between the Company and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.7, Form 8-K filed August 15, 2016, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

November 9, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 9, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION GAS HOLDINGS, LLC Registrant

November 9, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 17, 2015 (Exhibit 3.1, Form 8-K filed December 17, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.1	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (filed herewith).	X

4.2	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Eighth Supplemental Indenture, dated March 7, 2016 (Exhibit 4.4, Form 8-K filed March 7, 2016, File No. 1-8489); Ninth Supplemental Indenture, dated May 26, 2016 (Exhibit 4.4, Form 8-K filed May 26, 2016, File No. 1-8489); Tenth Supplemental Indenture, dated as of July 1, 2016 (Exhibit 4.3, Form 8-K filed July 19, 2016, File No. 1-8489); Eleventh Supplemental Indenture, dated August 1, 2016 (Exhibit 4.3, Form 8-K filed August 15, 2016, File No. 1-8489); Twelfth Supplemental Indenture, dated August 1, 2016 (Exhibit 4.4, Form 8-K filed August 15, 2016, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

4.3	2016 Series A Purchase Contract and Pledge Agreement, dated August 15, 2016, between the Company and Deutsche Bank Trust Company Americas, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.7, Form 8-K filed August 15, 2016, File No. 1-8489).	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X