Form 10-Q
period 2017-03-31
DOMINION RESOURCES INC /VA/; VIRGINIA ELECTRIC & POWER CO; Dominion Gas Holdings, LLC
filed 2017-05-04
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Dominion Gas Holdings, LLC    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Dominion Resources, Inc.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Virginia Electric and Power Company

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Dominion Gas Holdings, LLC

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Dominion Resources, Inc.    Yes  ☐    No  ☒            Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Gas Holdings, LLC    Yes  ☐    No  ☒

At April 14, 2017, the latest practicable date for determination, Dominion Resources, Inc. had 628,985,754 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Resources, Inc. holds all of the membership interests of Dominion Gas Holdings, LLC.

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

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2013 Equity Units	Dominion’s 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013

2014 Equity Units	Dominion’s 2014 Series A Equity Units issued in July 2014

2016 Equity Units	Dominion’s 2016 Series A Equity Units issued in August 2016

AFUDC	Allowance for funds used during construction

AMR	Automated meter reading program deployed by East Ohio

AOCI	Accumulated other comprehensive income (loss)

ARO	Asset retirement obligation

Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke and Southern Company Gas

BACT	Best available control technology

bcf	Billion cubic feet

bcfe	Billion cubic feet equivalent

Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia

BREDL	Blue Ridge Environmental Defense League

Brunswick County	A 1,376 MW combined cycle, natural gas-fired power station in Brunswick County, Virginia

CAA	Clean Air Act

CAISO	California Independent System Operator

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

CFO	Chief Financial Officer

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Companies	Dominion, Virginia Power and Dominion Gas, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

CPCN	Certificate of Public Convenience and Necessity

CWA	Clean Water Act

DCG	Dominion Carolina Gas Transmission, LLC

DEI	Dominion Energy, Inc.

DOE	Department of Energy

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power and Dominion Gas) or operating segments, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	The legal entity, Dominion Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Gas Holdings, LLC and its consolidated subsidiaries

Dominion Iroquois	Dominion Iroquois, Inc., which holds a 24.07% noncontrolling partnership interest in Iroquois

Dominion Midstream

The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC, DCG and Questar Pipeline (beginning December 1, 2016) or operating segment, or the entirety of Dominion Midstream Partners, LP, and its consolidated subsidiaries

Dominion Questar	The legal entity, Dominion Questar Corporation, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Questar Corporation and its consolidated subsidiaries

Dominion Questar Combination	Dominion’s acquisition of Dominion Questar completed on September 16, 2016 pursuant to the terms of the agreement and plan of merger entered on January 31, 2016

DRS	Dominion Resources Services, Inc.

DSM	Demand-side management

Dth	Dekatherm

DTI	Dominion Transmission, Inc.

Duke	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of Duke Energy Corporation and its consolidated subsidiaries

Abbreviation or Acronym	Definition
DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

EPA	Environmental Protection Agency

EPS	Earnings per share

FERC	Federal Energy Regulatory Commission

Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion and Four Brothers Holdings, LLC, a wholly-owned subsidiary of NRG effective November 2016

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Wind Energy North America Inc. in Benton County, Indiana

FTA	Free Trade Agreement

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion and Granite Mountain Renewables, LLC, a wholly-owned subsidiary of NRG effective November 2016

Greensville County	An approximately 1,588 MW natural gas-fired combined-cycle power station under construction in Greensville County, Virginia

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Hope

Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion and Iron Springs Renewables, LLC, a wholly-owned subsidiary of NRG effective November 2016

Iroquois	Iroquois Gas Transmission System, L.P.

ISO-NE	Independent System Operator New England

kV	Kilovolt

Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point

LNG	Liquefied natural gas

Local 69	Local 69, Utility Workers Union of America, United Gas Workers

MATS	Utility Mercury and Air Toxics Standard Rule

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MGD	Million gallons a day

MISO	Midcontinent Independent System Operator, Inc.

MW	Megawatt

MWh	Megawatt hour

NAV	Net asset value

NedPower	A wind-turbine facility joint venture between Dominion and Shell Wind Energy, Inc. in Grant County, West Virginia

NGL	Natural gas liquid

NO×	Nitrogen oxide

NRC	Nuclear Regulatory Commission

NRG

The legal entity, NRG Energy, Inc., one or more of its consolidated subsidiaries (including, effective November 2016, Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of NRG Energy, Inc. and its consolidated subsidiaries

NSPS	New Source Performance Standards

Order 1000	Order issued by FERC adopting new requirements for electric transmission planning, cost allocation and development

PIPP	Percentage of Income Payment Plan deployed by East Ohio

PIR	Pipeline Infrastructure Replacement program deployed by East Ohio

PJM	PJM Interconnection, L.L.C.

ppb	Parts-per-billion

PSD	Prevention of Significant Deterioration

Questar Gas	Questar Gas Company

Abbreviation or Acronym	Definition
Questar Pipeline	Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Questar Pipeline, LLC and its consolidated subsidiaries

Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County

Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County

Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden

Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center

Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland, Scott Solar and Whitehouse

Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County

Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases

ROE	Return on equity

SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DEI

Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia

SEC	Securities and Exchange Commission

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.

SunEdison

The legal entity, SunEdison, Inc., one or more of its consolidated subsidiaries (including, through November 2016, Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of SunEdison, Inc. and its consolidated subsidiaries

Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets

Three Cedars	Granite Mountain and Iron Springs, collectively

VDEQ	Virginia Department of Environmental Quality

VEBA	Voluntary Employees’ Beneficiary Association

VIE	Variable interest entity

Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments, or the entirety of Virginia Power and its consolidated subsidiaries

VOC	Volatile organic compounds

Warren County	A 1,342 MW combined-cycle, natural gas-fired power station in Warren County, Virginia

Whitehouse	A 20 MW utility-scale solar power station in Louisa County, Virginia

Woodland	A 19 MW utility-scale solar power station in Isle of Wight County, Virginia

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(millions, except per share amounts)
Operating Revenue	$3,384	$2,921

Operating Expenses
Electric fuel and other energy-related purchases	575	634
Purchased (excess) electric capacity	(17)	68
Purchased gas	305	119
Other operations and maintenance	738	703
Depreciation, depletion and amortization	469	351
Other taxes	189	164

Total operating expenses	2,259	2,039

Income from operations	1,125	882

Other income	116	54
Interest and related charges	292	226

Income from operations including noncontrolling interests before income tax expense	949	710
Income tax expense	275	179

Net Income Including Noncontrolling Interests	674	531
Noncontrolling Interests	42	7

Net Income Attributable to Dominion	$632	$524

Earnings Per Common Share
Net income attributable to Dominion - Basic	$1.01	$0.88
Net income attributable to Dominion - Diluted	1.01	0.88

Dividends Declared Per Common Share	$0.7550	$0.7000

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(millions)
Net income including noncontrolling interests	$674	$531
Other comprehensive income (loss), net of taxes:
Net deferred gains on derivatives-hedging activities(1)	43	53
Changes in unrealized net gains on investment securities(2)	58	15
Amounts reclassified to net income:
Net derivative gains-hedging activities(3)	(23)	(63)
Net realized gains on investment securities(4)	(28)	(2)
Net pension and other postretirement benefit costs(5)	13	8
Changes in other comprehensive income from equity method investees(6)	1	—

Total other comprehensive income	64	11

Comprehensive income including noncontrolling interests	738	542
Comprehensive income attributable to noncontrolling interests	42	7

Comprehensive income attributable to Dominion	$696	$535

(1)	Net of $(27) million and $(33) million tax for the three months ended March 31, 2017 and 2016, respectively.
(2)	Net of $(35) million and $(10) million tax for the three months ended March 31, 2017 and 2016, respectively.
(3)	Net of $14 million and $39 million tax for the three months ended March 31, 2017 and 2016, respectively.
(4)	Net of $16 million and $1 million tax for the three months ended March 31, 2017 and 2016, respectively.
(5)	Net of $(8) million and $(6) million tax for the three months ended March 31, 2017 and 2016, respectively.
(6)	Net of $(1) million and $— million tax for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$486	$261
Customer receivables (less allowance for doubtful accounts of $19 and $18)	1,361	1,523
Other receivables (less allowance for doubtful accounts of $2 at both dates)	209	183
Inventories	1,453	1,524
Other	776	757

Total current assets	4,285	4,248

Investments
Nuclear decommissioning trust funds	4,655	4,484
Investment in equity method affiliates	1,713	1,561
Other	306	298

Total investments	6,674	6,343

Property, Plant and Equipment
Property, plant and equipment	70,728	69,556
Accumulated depreciation, depletion and amortization	(20,012)	(19,592)

Total property, plant and equipment, net	50,716	49,964

Deferred Charges and Other Assets
Goodwill	6,399	6,399
Regulatory assets	2,439	2,473
Other	2,339	2,183

Total deferred charges and other assets	11,177	11,055

Total assets	$72,852	$71,610

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,391	$1,709
Short-term debt	2,627	3,155
Accounts payable	724	1,000
Accrued interest, payroll and taxes	779	798
Other	1,321	1,453

Total current liabilities	7,842	8,115

Long-Term Debt
Long-term debt	25,742	24,878
Junior subordinated notes	2,980	2,980
Remarketable subordinated notes	2,374	2,373

Total long-term debt	31,096	30,231

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	8,897	8,602
Regulatory liabilities	2,745	2,622
Other	5,091	5,200

Total deferred credits and other liabilities	16,733	16,424

Total liabilities	55,671	54,770

Commitments and Contingencies (see Note 15)
Equity
Common stock – no par(2)	8,629	8,550
Retained earnings	7,023	6,854
Accumulated other comprehensive loss	(735)	(799)

Total common shareholders’ equity	14,917	14,605

Noncontrolling interests	2,264	2,235

Total equity	17,181	16,840

Total liabilities and equity	$72,852	$71,610

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	1 billion shares authorized; 629 million shares and 628 million shares outstanding at March 31, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Dominion Shareholders
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions)
December 31, 2015	596	$6,680	$6,458	$(474)	$12,664	$938	$13,602

Net income including noncontrolling interests			524		524	7	531
Contributions from SunEdison to Four Brothers and Three Cedars					—	94	94
Sale of interest in merchant solar projects		22			22	117	139
Purchase of Dominion Midstream common units		(2)			(2)	(8)	(10)
Issuance of common stock	1	75			75		75
Dividends and distributions			(417)		(417)	(10)	(427)
Other comprehensive income, net of tax				11	11		11
Other		3			3	(3)	—

March 31, 2016	597	$6,778	$6,565	$(463)	$12,880	$1,135	$14,015

December 31, 2016	628	$8,550	$6,854	$(799)	$14,605	$2,235	$16,840

Net income including noncontrolling interests			632		632	42	674
Contributions from NRG to Four Brothers and Three Cedars					—	6	6
Issuance of common stock	1	79			79		79
Dividends and distributions			(474)		(474)	(19)	(493)
Other comprehensive income, net of tax				64	64		64
Other			11		11		11

March 31, 2017	629	$8,629	$7,023	$(735)	$14,917	$2,264	$17,181

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2017	2016
(millions)
Operating Activities
Net income including noncontrolling interests	$674	$531
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	548	424
Deferred income taxes and investment tax credits	250	131
Proceeds from assignment of tower rental portfolio	91	—
Contribution to pension plan	(75)	—
Other adjustments	(84)	(26)
Changes in:
Accounts receivable	136	40
Inventories	61	44
Deferred fuel and purchased gas costs, net	(37)	35
Prepayments	18	41
Accounts payable	(140)	(37)
Accrued interest, payroll and taxes	(19)	68
Margin deposit assets and liabilities	8	(21)
Other operating assets and liabilities	(71)	(38)

Net cash provided by operating activities	1,360	1,192

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,435)	(1,497)
Acquisition of solar development projects	(94)	—
Proceeds from sales of securities	756	368
Purchases of securities	(786)	(393)
Contributions to equity method affiliates	(146)	(23)
Other	11	20

Net cash used in investing activities	(1,694)	(1,525)

Financing Activities
Repayment of short-term debt, net	(528)	(481)
Repayment of short-term notes	—	(100)
Issuance of long-term debt	1,950	1,250
Repayment and repurchase of long-term debt	(401)	(496)
Proceeds from sale of interest in merchant solar projects	—	117
Contributions from NRG and SunEdison to Four Brothers and Three Cedars	6	94
Issuance of common stock	79	75
Common dividend payments	(474)	(417)
Other	(73)	(98)

Net cash provided by (used in) financing activities	559	(56)

Increase (decrease) in cash and cash equivalents	225	(389)
Cash and cash equivalents at beginning of period	261	607

Cash and cash equivalents at end of period	$486	$218

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$230	$472

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(millions)
Operating Revenue(1)	$1,831	$1,890

Operating Expenses
Electric fuel and other energy-related purchases(1)	456	536
Purchased (excess) electric capacity	(17)	68
Other operations and maintenance:
Affiliated suppliers	78	101
Other	296	349
Depreciation and amortization	286	248
Other taxes	79	74

Total operating expenses	1,178	1,376

Income from operations	653	514

Other income	31	16
Interest and related charges(1)	120	114

Income before income tax expense	564	416
Income tax expense	208	153

Net Income	$356	$263

(1)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(millions)
Net income	$356	$263
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	—	(9)
Changes in unrealized net gains on nuclear decommissioning trust funds(2)	7	3
Amounts reclassified to net income:
Net realized gains on nuclear decommissioning trust funds(3)	(3)	—

Total other comprehensive income (loss)	4	(6)

Comprehensive income	$360	$257

(1)	Net of $— million and $5 million tax for the three months ended March 31, 2017 and 2016, respectively.
(2)	Net of $(4) million and $(1) million tax for the three months ended March 31, 2017 and 2016, respectively.
(3)	Net of $2 million and $— million tax for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$289	$11
Customer receivables (less allowance for doubtful accounts of $10 at both dates)	790	892
Other receivables (less allowance for doubtful accounts of $1 at both dates)	125	99
Affiliated receivables	1	112
Inventories (average cost method)	842	853
Other(2)	305	281

Total current assets	2,352	2,248

Investments
Nuclear decommissioning trust funds	2,186	2,106
Other	3	3

Total investments	2,189	2,109

Property, Plant and Equipment
Property, plant and equipment	40,514	40,030
Accumulated depreciation and amortization	(12,699)	(12,436)

Total property, plant and equipment, net	27,815	27,594

Deferred Charges and Other Assets
Regulatory assets	776	770
Other(2)	609	587

Total deferred charges and other assets	1,385	1,357

Total assets	$33,741	$33,308

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$928	$678
Short-term debt	40	65
Accounts payable	329	444
Payables to affiliates	139	109
Affiliated current borrowings	—	262
Accrued interest, payroll and taxes	248	239
Other(2)	634	725

Total current liabilities	2,318	2,522

Long-Term Debt	10,348	9,852

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,165	5,103
Asset retirement obligations	1,267	1,262
Regulatory liabilities	2,064	1,962
Other(2)	797	742

Total deferred credits and other liabilities	9,293	9,069

Total liabilities	21,959	21,443

Commitments and Contingencies (see Note 15)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	4,881	4,968
Accumulated other comprehensive income	50	46

Total common shareholder’s equity	11,782	11,865

Total liabilities and shareholder’s equity	$33,741	$33,308

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2017 and December 31, 2016.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2017	2016
(millions)
Operating Activities
Net income	$356	$263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	336	294
Deferred income taxes and investment tax credits	56	99
Proceeds from assignment of tower rental portfolio	91	—
Other adjustments	(26)	(8)
Changes in:
Accounts receivable	76	38
Affiliated receivables and payables	141	322
Inventories	11	40
Prepayments	(12)	8
Deferred fuel expenses, net	(49)	27
Accounts payable	(21)	(3)
Accrued interest, payroll and taxes	9	87
Other operating assets and liabilities	—	4

Net cash provided by operating activities	968	1,171

Investing Activities
Plant construction and other property additions	(647)	(604)
Purchases of nuclear fuel	(40)	(22)
Proceeds from sales of securities	330	193
Purchases of securities	(342)	(201)
Other	(3)	(13)

Net cash used in investing activities	(702)	(647)

Financing Activities
Repayment of short-term debt, net	(25)	(380)
Repayment of affiliated current borrowings, net	(262)	(376)
Issuance of long-term debt	750	750
Repayment of long-term debt	—	(452)
Common dividend payments to parent	(445)	—
Other	(6)	(6)

Net cash provided by (used in) financing activities	12	(464)

Increase in cash and cash equivalents	278	60
Cash and cash equivalents at beginning of period	11	18

Cash and cash equivalents at end of period	$289	$78

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$124	$164

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(millions)
Operating Revenue(1)	$490	$431

Operating Expenses
Purchased gas(1)	43	34
Other energy-related purchases	5	3
Other operations and maintenance:
Affiliated suppliers	25	27
Other	133	97
Depreciation and amortization	54	43
Other taxes	54	52

Total operating expenses	314	256

Income from operations	176	175

Earnings from equity method investee	7	6
Other income	5	—
Interest and related charges(1)	23	22

Income from operations before income taxes	165	159
Income tax expense	57	61

Net Income	$108	$98

(1)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(millions)
Net income	$108	$98
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(9)	(6)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(2)	11	(2)
Net pension and other postretirement benefit costs(3)	—	—

Total other comprehensive income (loss)	2	(8)

Comprehensive income	$110	$90

(1)	Net of $7 million and $4 million tax for the three months ended March 31, 2017 and 2016, respectively.
(2)	Net of $(7) million and $2 million tax for the three months ended March 31, 2017 and 2016, respectively.
(3)	Net of $(1) million tax for both the three months ended March 31, 2017 and 2016.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$11	$23
Customer receivables (less allowance for doubtful accounts of $1 at both dates)	275	281
Other receivables (less allowance for doubtful accounts of $1 at both dates)(2)	16	13
Affiliated receivables	16	17
Inventories	76	70
Other(2)	176	178

Total current assets	570	582

Investments	101	99

Property, Plant and Equipment
Property, plant and equipment	10,540	10,475
Accumulated depreciation and amortization	(2,897)	(2,851)

Total property, plant and equipment, net	7,643	7,624

Deferred Charges and Other Assets
Goodwill	542	542
Pension and other postretirement benefit assets(2)	1,641	1,557
Other(2)	716	738

Total deferred charges and other assets	2,899	2,837

Total assets	$11,213	$11,142

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$399	$460
Accounts payable	152	221
Payables to affiliates	29	29
Affiliated current borrowings	174	118
Accrued interest, payroll and taxes	216	225
Other(2)	151	162

Total current liabilities	1,121	1,215

Long-Term Debt	3,533	3,528

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,500	2,438
Other(2)	419	425

Total deferred credits and other liabilities	2,919	2,863

Total liabilities	7,573	7,606

Commitments and Contingencies (see Note 15)
Equity
Membership interests	3,761	3,659
Accumulated other comprehensive loss	(121)	(123)

Total equity	3,640	3,536

Total liabilities and equity	$11,213	$11,142

(1)	Dominion Gas’ Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Gas’ Consolidated Financial Statements.

DOMINION GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2017	2016
(millions)
Operating Activities
Net income	$108	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	43
Deferred income taxes and investment tax credits	59	58
Other adjustments	(4)	(5)
Changes in:
Accounts receivable	3	(18)
Affiliated receivables and payables	1	99
Deferred purchased gas costs, net	11	11
Prepayments	12	16
Inventories	(6)	(13)
Accounts payable	(53)	(25)
Accrued interest, payroll and taxes	(9)	1
Pension and other postretirement benefits	(31)	(32)
Other operating assets and liabilities	(3)	—

Net cash provided by operating activities	142	233

Investing Activities
Plant construction and other property additions	(134)	(161)
Other	(8)	3

Net cash used in investing activities	(142)	(158)

Financing Activities
Issuance (repayment) of short-term debt, net	(61)	12
Issuance (repayment) of affiliated current borrowings, net	56	(55)
Distribution payments to parent	(7)	—
Other	—	(1)

Net cash used in financing activities	(12)	(44)

Increase (decrease) in cash and cash equivalents	(12)	31
Cash and cash equivalents at beginning of period	23	13

Cash and cash equivalents at end of period	$11	$44

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$31	$36

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of March 31, 2017, their results of operations for the three months ended March 31, 2017 and 2016, their cash flows for the three months ended March 31, 2017 and 2016 and Dominion’s changes in equity for the three months ended March 31, 2017. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At March 31, 2017, Dominion owns the general partner, 50.9% of the common and subordinated units and 37.5% of the convertible preferred interests in Dominion Midstream. The public’s ownership interest in Dominion Midstream is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements. Also, at March 31, 2017, Dominion owns 50% of the units in and consolidates Four Brothers and Three Cedars. NRG’s ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners’ 33% interest in certain Dominion merchant solar projects, is reflected as noncontrolling interest in Dominion’s Consolidated Financial Statements.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies’ 2016 Consolidated Financial Statements and Notes have been reclassified to conform to the 2017 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power and/or Dominion Gas, where applicable.

With the exception of the items described below, there have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

Property, Plant and Equipment

In the first quarter of 2017, Virginia Power revised the depreciation rates for its assets to reflect the results of a new depreciation study. This change resulted in an increase in depreciation expense of $10 million ($6 million after-tax) for the quarter ended March 31, 2017 and is expected to increase annual depreciation by approximately $40 million ($25 million after-tax). Additionally, Dominion revised the depreciable lives for its merchant generation assets, excluding Millstone, which resulted in a decrease in depreciation expense of $6 million ($4 million after-tax) for the quarter ended March 31, 2017 and is expected to decrease annual depreciation by approximately $26 million ($16 million after-tax).

New Accounting Standards

In March 2017, the Financial Accounting Standards Board issued revised accounting guidance for the presentation of net periodic pension and other postretirement benefit costs. The update requires that the service cost component of net periodic pension and other postretirement benefit costs be classified in the same line item as other compensation costs arising from services rendered by employees, while all other components of net periodic pension and other postretirement benefit costs would be classified outside of income from operations. In addition, only the service cost component will be eligible for capitalization during construction. The standard also recognized that in the event that a regulator continues to require capitalization of all net periodic benefit costs prospectively, the difference would result in recognition of a regulatory asset or liability. The guidance is effective for the Companies’ interim and annual reporting periods beginning January 1, 2018, although it can be early adopted, with a retrospective approach for income statement presentation and a prospective approach for capitalization. The Companies are currently evaluating the impact the adoption of the standard will have on their consolidated financial statements and disclosures. The Companies are also evaluating industry issues that could potentially create a regulatory accounting difference in the event that FERC or any of our state commissions do not adopt the change in capitalization requirements for regulatory reporting.

Note 3. Acquisitions and Dispositions

Dominion

Acquisition of Dominion Questar

In September 2016, Dominion completed the Dominion Questar Combination and Dominion Questar became a wholly-owned subsidiary of Dominion. Dominion Questar, a Rockies-based integrated natural gas company, included Questar Gas, Wexpro Company and Questar Pipeline at closing. Questar Gas has regulated gas distribution operations in Utah, southwestern Wyoming and southeastern Idaho. Wexpro Company develops and produces natural gas from reserves that are supplied to Questar Gas under a cost-of-service framework. Questar Pipeline provides FERC-regulated interstate natural gas transportation and storage services in Utah, Wyoming and western Colorado. The Dominion Questar Combination provides Dominion with pipeline infrastructure that provides a principal source of gas supply to Western states. Dominion Questar’s regulated businesses also provide further balance between Dominion’s electric and gas operations.

In accordance with the terms of the Dominion Questar Combination, at closing, each share of issued and outstanding Dominion Questar common stock was converted into the right to receive $25.00 per share in cash. The total consideration was $4.4 billion based on 175.5 million shares of Dominion Questar outstanding at closing.

Dominion financed the Dominion Questar Combination through the: (1) August 2016 issuance of $1.4 billion of 2016 Equity Units, (2) August 2016 issuance of $1.3 billion of senior notes, (3) September 2016 borrowing of $1.2 billion under a term loan agreement and (4) $500 million of the proceeds from the April 2016 issuance of common stock. See Notes 17 and 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016 for more information.

See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the Dominion Questar Combination including purchase price allocation, regulatory matters, results of operations, and the contribution of Questar Pipeline to Dominion Midstream.

Pro Forma Information

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

Three Months Ended March 31, 2016(1)
(millions, except EPS)
Operating Revenue	$3,377
Net income attributable to Dominion	613
Earnings Per Common Share – Basic	$1.03
Earnings Per Common Share – Diluted	$1.03

(1)	Amounts include adjustments for non-recurring costs directly related to the Dominion Questar Combination.

Wholly-Owned Merchant Solar Projects

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

In September 2016, Dominion entered into an agreement to acquire 100% of the equity interests of a solar project in Virginia from Community Energy Solar, LLC. In February 2017, Dominion closed on the acquisition for $29 million, all of which was allocated to property, plant and equipment. The project is expected to cost approximately $205 million once constructed, including the initial acquisition cost. The facility is expected to begin commercial operations during the fourth quarter of 2017 and to generate approximately 100 MW.

In August 2016, Dominion entered into an agreement to acquire 100% of the equity interests of two solar projects in California from Solar Frontier Americas Holding LLC. In March 2017, Dominion closed on the acquisition of one of the solar projects for $77 million, all of which was allocated to property, plant and equipment. The project is expected to cost approximately $80 million once constructed, including the initial acquisition cost. The facility is expected to begin commercial operations during the second quarter of 2017 and to generate approximately 30 MW. In April 2017, Dominion discontinued efforts on the acquisition of the additional 20 MW solar project from Solar Frontier Americas Holding LLC.

Sale of Interest in Merchant Solar Projects

In September 2015, Dominion signed an agreement to sell a noncontrolling interest (consisting of 33% of the equity interests) in all of its then currently wholly-owned merchant solar projects, 24 solar projects totaling approximately 425 MW, to SunEdison. In December 2015, the sale of interest in 15 of the solar projects closed for $184 million with the sale of interest in the remaining projects completed in January 2016 for $117 million. Upon closing, SunEdison sold its interest in these projects to Terra Nova Renewable Partners. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred as of March 31, 2017 nor are expected to occur in the remainder of 2017.

Virginia Power

Assignment of Tower Rental Portfolio

Virginia Power rents space on certain of its electric transmission towers to various wireless carriers for communications antennas and other equipment. In March 2017, Virginia Power sold its rental portfolio to Vertical Bridge Towers II, LLC for $91 million in cash. The proceeds are subject to Virginia Power’s FERC-regulated tariff, under which it is required to return half of the proceeds to customers. Virginia Power recognized $7 million in other income in March 2017 with the remaining $39 million to be recognized ratably through 2023.

Dominion Gas

Assignment of Shale Development Rights

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

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2017	2016
(millions)
Dominion
Electric sales:
Regulated	$1,766	$1,842
Nonregulated	427	389
Gas sales:
Regulated	448	65
Nonregulated	144	118
Gas transportation and storage	492	415
Other	107	92

Total operating revenue	$3,384	$2,921

Virginia Power
Regulated electric sales	$1,766	$1,842
Other	65	48

Total operating revenue	$1,831	$1,890

Dominion Gas
Gas sales:
Regulated	$32	$29
Nonregulated	2	1
Gas transportation and storage	396	351
Other	60	50

Total operating revenue	$490	$431

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion		Virginia Power		Dominion Gas
Three Months Ended March 31,	2017	2016	2017	2016	2017	2016
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.8	4.3	3.8	4.2	0.3	3.9
Investment tax credits	(4.2)	(10.9)	(0.8)	(1.3)	—	—
Production tax credits	(0.8)	(0.8)	(0.6)	(0.6)	—	—
Other, net	(3.8)	(2.4)	(0.6)	(0.6)	(0.6)	(0.1)

Effective tax rate	29.0%	25.2%	36.8%	36.7%	34.7%	38.8%

The effective tax rate in 2017 for Dominion and Dominion Gas reflects the completion of audits by state tax authorities that resulted in the recognition of previously unrecognized tax benefits. Otherwise, as of March 31, 2017, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended March 31,
	2017	2016
(millions, except EPS)
Net income attributable to Dominion	$632	$524

Average shares of common stock outstanding – Basic	628.1	596.6
Net effect of dilutive securities(1)	—	1.6

Average shares of common stock outstanding – Diluted	628.1	598.2

Earnings Per Common Share – Basic	$1.01	$0.88
Earnings Per Common Share – Diluted	$1.01	$0.88

(1)	Dilutive securities consist primarily of the 2013 Equity Units for the three months ended March 31, 2016. See Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016 for more information.

The 2014 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three months ended March 31, 2017 and 2016, as the dilutive stock price threshold was not met. The 2016 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three months ended March 31, 2017, as the dilutive stock price threshold was not met. The Dominion Midstream convertible preferred units are potentially dilutive securities but had no effect on the calculation of diluted EPS for the three months ended March 31, 2017.

Note 7. Accumulated Other Comprehensive Income

Dominion

The following table presents Dominion’s changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives- Hedging Activities	Unrealized Gains and Losses on Investment Securities	Unrecognized Pension and Other Postretirement Benefit Costs	Other Comprehensive Income (Loss) From Equity Method Investee	Total
(millions)
Three Months Ended March 31, 2017
Beginning balance	$(280)	$569	$(1,082)	$(6)	$(799)
Other comprehensive income before reclassifications: gains	43	58	—	1	102
Amounts reclassified from AOCI(1): (gains) losses	(23)	(28)	13	—	(38)

Net current-period other comprehensive income	20	30	13	1	64

Ending balance	$(260)	$599	$(1,069)	$(5)	$(735)

Three Months Ended March 31, 2016
Beginning balance	$(176)	$504	$(797)	$(5)	$(474)
Other comprehensive income before reclassifications: gains	53	15	—	—	68
Amounts reclassified from AOCI(1): (gains) losses	(63)	(2)	8	—	(57)

Net current-period other comprehensive income (loss)	(10)	13	8	—	11

Ending balance	$(186)	$517	$(789)	$(5)	$(463)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(62)	Operating revenue
	(1)	Purchased gas
	1	Electric fuel and other energy-related purchases
Interest rate contracts	11	Interest and related charges
Foreign currency contracts	14	Other income

	(37)
Tax	14	Income tax expense

	$(23)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(53)	Other income
Impairment	9	Other income

	(44)
Tax	16	Income tax expense

	$(28)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(4)	Other operations and maintenance
Actuarial (gains) losses	25	Other operations and maintenance

	21
Tax	(8)	Income tax expense

	$13

Three Months Ended March 31, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(114)	Operating revenue
	6	Purchased gas
	3	Electric fuel and other energy-related purchases
Interest rate contracts	3	Interest and related charges

	(102)
Tax	39	Income tax expense

	$(63)

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(10)	Other income
Impairment	7	Other income

	(3)
Tax	1	Income tax expense

	$(2)

Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	17	Other operations and maintenance

	14
Tax	(6)	Income tax expense

	$8

Dominion Gas

The following table presents Dominion Gas’ changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives- Hedging Activities	Unrecognized Pension and Other Postretirement Benefit Costs	Total
(millions)
Three Months Ended March 31, 2017
Beginning balance	$(24)	$(99)	$(123)
Other comprehensive income before reclassifications: losses	(9)	—	(9)
Amounts reclassified from AOCI(1): losses	11	—	11

Net current-period other comprehensive income	2	—	2

Ending balance	$(22)	$(99)	$(121)

Three Months Ended March 31, 2016
Beginning balance	$(17)	$(82)	$(99)
Other comprehensive income before reclassifications: losses	(6)	—	(6)
Amounts reclassified from AOCI(1): gains	(2)	—	(2)

Net current-period other comprehensive loss	(8)	—	(8)

Ending balance	$(25)	$(82)	$(107)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Gas’ reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$3	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	14	Other income

	18
Tax	(7)	Income tax expense

	$11

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$1	Other operations and maintenance

	1
Tax	(1)	Income tax expense

	$—

Three Months Ended March 31, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(4)	Operating revenue

	(4)
Tax	2	Income tax expense

	$(2)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$1	Other operations and maintenance

	1
Tax	(1)	Income tax expense

	$—

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016. See Note 9 in this report for further information about the Companies’ derivatives and hedge accounting activities.

The Companies enter into certain physical and financial forwards, futures, options and swaps, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards, futures, and swaps contracts. An option model is used to value Level 3 physical and financial options. The discounted cash flow model for forwards, futures, and swaps calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices, and volumes. For Level 3 fair value measurements, forward market prices, credit spreads and implied price volatilities are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents Dominion’s quantitative information about Level 3 fair value measurements at March 31, 2017. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility and credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$78	Discounted cash flow	Market price (per Dth) (3)	(2) - 7	—
			Credit Spreads (4)	0% - 4%	2%
FTRs	1	Discounted cash flow	Market price (per MWh) (3)	(3) - 3	—
Physical and financial options:
Natural gas	2	Option model	Market price (per Dth) (3)	2 - 7	3
			Price volatility (5)	18% - 48%	25%
Electricity	60	Option model	Market Price (per MWh) (3)	21 - 54	33
			Price volatility (5)	14% - 68%	31%

Total assets	$141

Liabilities
Physical and financial forwards and futures:
Natural gas(2)	$2	Discounted cash flow	Market price (per Dth) (3)	(1) - 4	3
FTRs	8	Discounted cash flow	Market price (per MWh) (3)	(3) - 2	—
Physical and financial options:
Natural gas	1	Option model	Market price (per Dth) (3)	2 - 3	3
			Price volatility (5)	34% - 48%	39%

Total liabilities	$11

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.
(5)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2017
Assets
Derivatives:
Commodity	$—	$113	$141	$254
Interest rate	—	20	—	20
Investments(1):
Equity securities:
U.S.	3,084	—	—	3,084
Fixed income:
Corporate debt instruments	—	498	—	498
Government securities	423	615	—	1,038
Cash equivalents and other	6	—	—	6

Total assets	$3,513	$1,246	$141	$4,900

Liabilities
Derivatives:
Commodity	$—	$74	$11	$85
Interest rate	—	59	—	59
Foreign currency	—	6	—	6

Total liabilities	$—	$139	$11	$150

At December 31, 2016
Assets
Derivatives:
Commodity	$—	$115	$147	$262
Interest rate	—	17	—	17
Investments(1):
Equity securities:
U.S.	2,913	—	—	2,913
Fixed income:
Corporate debt instruments	—	487	—	487
Government securities	424	614	—	1,038
Cash equivalents and other	5	—	—	5

Total assets	$3,342	$1,233	$147	$4,722

Liabilities
Derivatives:
Commodity	$—	$88	$8	$96
Interest rate	—	53	—	53
Foreign currency	—	6	—	6

Total liabilities	$—	$147	$8	$155

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $88 million and $89 million of assets at March 31, 2017 and December 31, 2016, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2017	2016
(millions)
Beginning balance	$139	$95
Total realized and unrealized gains (losses):
Included in earnings	(15)	(7)
Included in other comprehensive income	—	3
Included in regulatory assets/liabilities	(9)	17
Settlements	12	8
Transfers out of Level 3	3	(7)

Ending balance	$130	$109

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Dominion’s Consolidated Statements of Income for the three months ended March 31, 2017 and 2016. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2017 and 2016.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at March 31, 2017. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility and credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$77	Discounted cash flow	Market price (per Dth) (3)	(2) - 7	—
			Credit Spreads (4)	0% - 4%	2%
FTRs	1	Discounted cash flow	Market price (per MWh) (3)	(3) - 2	—
Physical and financial options:
Natural gas	2	Option model	Market price (per Dth) (3)	2 - 7	3
			Price Volatility (5)	18% - 40%	25%
Electricity	60	Option model	Market price (per MWh) (3)	21 - 54	33
			Price Volatility (5)	14% - 68%	31%

Total assets	$140

Liabilities
Physical and financial forwards and futures:
FTRs	$8	Discounted cash flow	Market price (per MWh) (3)	(3) - 2	—

Total liabilities	$8

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents credit spreads unrepresented in published markets.
(5)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2017
Assets
Derivatives:
Commodity	$—	$30	$140	$170
Interest rate	—	8	—	8
Investments(1):
Equity securities:
U.S.	1,376	—	—	1,376
Fixed income:
Corporate debt instruments	—	282	—	282
Government securities	133	294	—	427

Total assets	$1,509	$614	$140	$2,263

Liabilities
Derivatives:
Commodity	$—	$3	$8	$11
Interest rate	—	22	—	22

Total liabilities	$—	$25	$8	$33

At December 31, 2016
Assets
Derivatives:
Commodity	$—	$43	$145	$188
Interest rate	—	6	—	6
Investments(1):
Equity securities:
U.S.	1,302	—	—	1,302
Fixed income:
Corporate debt instruments	—	277	—	277
Government securities	136	291	—	427

Total assets	$1,438	$617	$145	$2,200

Liabilities
Derivatives:
Commodity	$—	$8	$2	$10
Interest rate	—	21	—	21

Total liabilities	$—	$29	$2	$31

(1)	Includes investments held in the nuclear decommissioning trusts. Excludes $30 million and $26 million of assets at March 31, 2017 and December 31, 2016, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2017	2016
(millions)
Beginning balance	$143	$93
Total realized and unrealized gains (losses):
Included in earnings	(15)	(8)
Included in regulatory assets/liabilities	(8)	17
Settlements	12	8

Ending balance	$132	$110

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three months ended March 31, 2017 and 2016. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2017 and 2016.

Dominion Gas

The following table presents Dominion Gas’ liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions. Derivative assets at March 31, 2017 and December 31, 2016 were not material.

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2017
Liabilities
Commodity	$—	$1	$—	$1
Foreign currency	—	6	—	6

Total liabilities	$—	$7	$—	$7

At December 31, 2016
Liabilities
Commodity	$—	$3	$2	$5
Foreign currency	—	6	—	6

Total liabilities	$—	$9	$2	$11

The following table presents the net change in Dominion Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2017	2016
(millions)
Beginning balance	$(2)	$6
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(1)	2
Transfers out of Level 3	3	(8)

Ending balance	$—	$—

There were no gains or losses included in earnings in the level 3 fair value category for the three months ended March 31, 2017 and 2016. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2017 and 2016.

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

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$28,133	$29,918	$26,587	$28,273
Junior subordinated notes(3)	2,980	2,981	2,980	2,893
Remarketable subordinated notes(3)	2,374	2,431	2,373	2,418

Virginia Power
Long-term debt, including securities due within one year(3)	$11,276	$12,371	$10,530	$11,584

Dominion Gas
Long-term debt, including securities due within one year(4)	$3,533	$3,614	$3,528	$3,603

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments. At March 31, 2017 and December 31, 2016, includes the valuation of certain fair value hedges associated with fixed rate debt of $(4) million and $(1) million, respectively.
(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.
(4)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. Dominion’s derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Virginia Power’s and Dominion Gas’ derivative contracts consist of over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a counterparty. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

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

Dominion

Balance Sheet Presentation

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	March 31, 2017			December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$206	$—	$206	$211	$—	$211
Exchange	42	—	42	44	—	44
Interest rate contracts:
Over-the-counter	20	—	20	17	—	17

Total derivatives, subject to a master netting or similar arrangement	268	—	268	272	—	272
Total derivatives, not subject to a master netting or similar arrangement	6	—	6	7	—	7

Total	$274	$—	$274	$279	$—	$279

		March 31, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$206	$6	$—	$200	$211	$14	$—	$197
Exchange	42	42	—	—	44	44	—	—
Interest rate contracts:
Over-the-counter	20	11	—	9	17	9	—	8

Total	$268	$59	$—	$209	$272	$67	$—	$205

	March 31, 2017			December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$21	$—	$21	$23	$—	$23
Exchange	61	—	61	71	—	71
Interest rate contracts:
Over-the-counter	59	—	59	53	—	53
Foreign currency contracts:
Over-the-counter	6	—	6	6	—	6

Total derivatives, subject to a master netting or similar arrangement	147	—	147	153	—	153
Total derivatives, not subject to a master netting or similar arrangement	3	—	3	2	—	2

Total	$150	$—	$150	$155	$—	$155

		March 31, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$21	$6	$2	$13	$23	$14	$—	$9
Exchange	61	42	19	—	71	44	27	—
Interest rate contracts:
Over-the-counter	59	11	—	48	53	9	—	44
Foreign currency contracts:
Over-the-counter	6	—	—	6	6	—	—	6

Total	$147	$59	$21	$67	$153	$67	$27	$59

Volumes

The following table presents the volume of Dominion’s derivative activity at March 31, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	92	11
Basis	194	607
Electricity (MWh):
Fixed price	13,457,158	1,537,046
FTRs	19,361,385	—
Liquids (Gal)(2)	60,968,672	—
Interest rate(3)	$2,050,000,000	$4,953,640,679
Foreign currency(3)(4)	$—	$280,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.
(3)	Maturity is determined based on final settlement period.
(4)	Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three months ended March 31, 2017 and 2016, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at March 31, 2017:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$7	$7	33 months
Electricity	(4)	(4)	9 months
Interest rate	(267)	(6)	393 months
Foreign currency	4	(1)	111 months

Total	$(260)	$(4)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices, interest rates and foreign currency exchange rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2017
ASSETS
Current Assets
Commodity	$33	$107	$140
Interest rate	19	—	19

Total current derivative assets(1)	52	107	159

Noncurrent Assets
Commodity	—	114	114
Interest rate	1	—	1

Total noncurrent derivative assets(2)	1	114	115

Total derivative assets	$53	$221	$274

LIABILITIES
Current Liabilities
Commodity	$29	$53	$82
Interest rate	35	—	35
Foreign currency	1	—	1

Total current derivative liabilities(3)	65	53	118

Noncurrent Liabilities
Commodity	—	3	3
Interest rate	24	—	24
Foreign currency	5	—	5

Total noncurrent derivative liabilities(4)	29	3	32

Total derivative liabilities	$94	$56	$150

At December 31, 2016
ASSETS
Current Assets
Commodity	$29	$101	$130
Interest rate	10	—	10

Total current derivative assets(1)	39	101	140

Noncurrent Assets
Commodity	—	132	132
Interest rate	7	—	7

Total noncurrent derivative assets(2)	7	132	139

Total derivative assets	$46	$233	$279

LIABILITIES
Current Liabilities
Commodity	$51	$41	$92
Interest rate	33	—	33
Foreign currency	3	—	3

Total current derivative liabilities(3)	87	41	128

Noncurrent Liabilities
Commodity	1	3	4
Interest rate	20	—	20
Foreign currency	3	—	3

Total noncurrent derivative liabilities(4)	24	3	27

Total derivative liabilities	$111	$44	$155

(1)	Current derivative assets are presented in other current assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$62
Purchased gas		1
Electric fuel and other energy-related purchases		(1)

Total commodity	$87	$62	$—

Interest rate(3)	1	(11)	8
Foreign currency(4)	(18)	(14)	—

Total	$70	$37	$8

Three Months Ended March 31, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$114
Purchased gas		(6)
Electric fuel and other energy-related purchases		(3)

Total commodity	$173	$105	$—

Interest rate(3)	(87)	(3)	(133)

Total	$86	$102	$(133)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in other income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2017	2016
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$4	$2
Purchased gas	16	—
Electric fuel and other energy-related purchases	(23)	(23)
Other operations and maintenance	(1)	—

Total	$(4)	$(21)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	March 31, 2017			December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$143	$—	$143	$147	$—	$147
Interest rate contracts:
Over-the-counter	8	—	8	6	—	6

Total derivatives, subject to a master netting or similar arrangement	151	—	151	153	—	153
Total derivatives, not subject to a master netting or similar arrangement	27	—	27	41	—	41

Total	$178	$—	$178	$194	$—	$194

		March 31, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$143	$1	$—	$142	$147	$2	$—	$145
Interest rate contracts:
Over-the-counter	8	—	—	8	6	—	—	6

Total	$151	$1	$—	$150	$153	$2	$—	$151

	March 31, 2017			December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$8	$—	$8	$2	$—	$2
Interest rate contracts:
Over-the-counter	22	—	22	21	—	21

Total derivatives, subject to a master netting or similar arrangement	30	—	30	23	—	23
Total derivatives, not subject to a master netting or similar arrangement	3	—	3	8	—	8

Total	$33	$—	$33	$31	$—	$31

		March 31, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$8	$1	$2	$5	$2	$2	$—	$—
Interest rate contracts:
Over-the-counter	22	—	—	22	21	—	—	21

Total	$30	$1	$2	$27	$23	$2	$—	$21

Volumes

The following table presents the volume of Virginia Power’s derivative activity at March 31, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	37	8
Basis	74	565
Electricity (MWh):
Fixed price(1)	1,580,034	1,537,046
FTRs	17,668,870	—
Interest rate(2)	$1,050,000,000	$1,150,000,000

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three months ended March 31, 2017 and 2016, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at March 31, 2017:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(8)	$(1)	393 months

Total	$(8)	$(1)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2017
ASSETS
Current Assets
Commodity	$—	$59	$59
Interest rate	8	—	8

Total current derivative assets(1)	8	59	67

Noncurrent Assets
Commodity	—	111	111

Total noncurrent derivative assets(2)	—	111	111

Total derivative assets	$8	$170	$178

LIABILITIES
Current Liabilities
Commodity	$—	$11	$11
Interest rate	13	—	13

Total current derivative liabilities(3)	13	11	24

Noncurrent Liabilities
Interest rate	9	—	9

Total noncurrent derivatives liabilities (4)	9	—	9

Total derivative liabilities	$22	$11	$33

At December 31, 2016
ASSETS
Current Assets
Commodity	$—	$60	$60
Interest rate	6	—	6

Total current derivative assets(1)	6	60	66

Noncurrent Assets
Commodity	—	128	128

Total noncurrent derivative assets(2)	—	128	128

Total derivative assets	$6	$188	$194

LIABILITIES
Current Liabilities
Commodity	$—	$10	$10
Interest rate	8	—	8

Total current derivative liabilities(3)	8	10	18

Noncurrent Liabilities
Interest rate	13	—	13

Total noncurrent derivative liabilities(4)	13	—	13

Total derivative liabilities	$21	$10	$31

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase(Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2017
Derivative type and location of gains (losses):
Interest rate(3)	$—	$—	$8

Total	$—	$—	$8

Three Months Ended March 31, 2016
Derivative type and location of gains (losses):
Interest rate(3)	$(14)	$—	$(133)

Total	$(14)	$—	$(133)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2017	2016
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(17)	$(20)

Total	$(17)	$(20)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Dominion Gas

Balance Sheet Presentation

The tables below present Dominion Gas’ derivative liability balances by type of financial instrument, before and after the effects of offsetting. Derivative assets at March 31, 2017 and December 31, 2016 were not material.

	March 31, 2017			December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$1	$—	$1	$5	$—	$5
Foreign currency contracts:
Over-the-counter	6	—	6	6	—	6

Total derivatives, subject to a master netting or similar arrangement	$7	$—	$7	$11	$—	$11

		March 31, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts
Over-the-counter	$1	$—	$—	$1	$5	$—	$—	$5
Foreign currency contracts:
Over-the-counter	6	—	—	6	6	—	—	6

Total	$7	$—	$—	$7	$11	$—	$—	$11

Volumes

The following table presents the volume of Dominion Gas’ derivative activity at March 31, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	3	—
Basis	6	—
NGLs (Gal)	51,224,672	—
Foreign currency(1)	$—	$280,000,000

(1)	Maturity is determined based on final settlement period. Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three months ended March 31, 2017 and 2016, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Gas’ Consolidated Balance Sheet at March 31, 2017:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(26)	$(3)	333 months
Foreign currency	4	(1)	111 months

Total	$(22)	$(4)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates and foreign currency exchange rates.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Gas’ derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value-Derivatives Under Hedge Accounting	Fair Value-Derivatives Not Under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2017
LIABILITIES
Current Liabilities
Commodity	$—	$1	$1
Foreign currency	1	—	1

Total current derivative liabilities(1)	1	1	2

Noncurrent Liabilities
Foreign currency	5	—	5

Total noncurrent derivative liabilities(2)	5	—	5

Total derivative liabilities	$6	$1	$7

At December 31, 2016
LIABILITIES
Current Liabilities
Commodity	$4	$—	$4
Foreign currency	3	—	3
Total current derivative liabilities(1)	7	—	7

Noncurrent Liabilities
Commodity	1	—	1
Foreign currency	3	—	3

Total noncurrent derivative liabilities(2)	4	—	4

Total derivative liabilities	$11	$—	$11

(1)	Current derivative liabilities are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income. The gains and losses associated with derivatives not designated as hedging instruments were immaterial for the three months ended March 31, 2017 and 2016.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended March 31, 2017
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(3)

Total commodity	$2	$(3)

Interest rate(2)	—	(1)
Foreign currency(3)	(18)	(14)

Total	$(16)	$(18)

Three Months Ended March 31, 2016
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$4

Total commodity	$(1)	$4

Interest rate(2)	(9)	—

Total	$(10)	$4

(1)	Amounts deferred into AOCI have no associated effect in Dominion Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Gas’ Consolidated Statements of Income are classified in other income.

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $108 million and $104 million at March 31, 2017 and December 31, 2016, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At March 31, 2017
Marketable equity securities:
U.S.	$1,543	$1,478	$—		$3,021
Fixed income:
Corporate debt instruments	488	13	(3)		498
Government securities	977	24	(6)		995
Common/collective trust funds	66	—	—		66
Cost method investments	69	—	—		69
Cash equivalents and other(2)	6	—	—		6

Total	$3,149	$1,515	$(9	) (3)	$4,655

At December 31, 2016
Marketable equity securities:
U.S.	$1,449	$1,408	$—		$2,857
Fixed income:
Corporate debt instruments	478	13	(4)		487
Government securities	978	22	(8)		992
Common/collective trust funds	67	—	—		67
Cost method investments	69	—	—		69
Cash equivalents and other(2)	12	—	—		12

Total	$3,053	$1,443	$(12	) (3)	$4,484

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes net pending sales of securities of $2 million and $9 million at March 31, 2017 and December 31, 2016, respectively.
(3)	The fair value of securities in an unrealized loss position was $461 million and $576 million at March 31, 2017 and December 31, 2016, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at March 31, 2017 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$164
Due after one year through five years	434
Due after five years through ten years	385
Due after ten years	576

Total	$1,559

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2017	2016
(millions)
Proceeds from sales	$756	$368
Realized gains(1)	94	25
Realized losses(1)	20	19

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three months ended March 31, 2017 and 2016.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
At March 31, 2017
Marketable equity securities:
U.S.	$720	$654	$—		$1,374
Fixed income:
Corporate debt instruments	278	6	(2)		282
Government securities	418	11	(2)		427
Common/collective trust funds	30	—	—		30
Cost method investments	69	—	—		69
Cash equivalents and other(2)	4	—	—		4

Total	$1,519	$671	$(4	) (3)	$2,186

At December 31, 2016
Marketable equity securities:
U.S.	$677	$624	$—		$1,301
Fixed income:
Corporate debt instruments	274	6	(4)		276
Government securities	420	9	(2)		427
Common/collective trust funds	26	—	—		26
Cost method investments	69	—	—		69
Cash equivalents and other(2)	7	—	—		7

Total	$1,473	$639	$(6	) (3)	$2,106

(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $4 million and $7 million at March 31, 2017 and December 31, 2016, respectively.
(3)	The fair value of securities in an unrealized loss position was $214 million and $287 million at March 31, 2017 and December 31, 2016, respectively.

The fair value of Virginia Power’s marketable debt securities held in nuclear decommissioning trust funds at March 31, 2017 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$60
Due after one year through five years	188
Due after five years through ten years	205
Due after ten years	286

Total	$739

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2017	2016
(millions)
Proceeds from sales	$330	$193
Realized gains(1)	45	12
Realized losses(1)	10	10

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three months ended March 31, 2017 and 2016.

Equity Method Investments

Dominion

Atlantic Coast Pipeline

In the first quarter of 2017, Dominion contributed $117 million to Atlantic Coast Pipeline.

Dominion Gas

Iroquois

Dominion Gas’ equity earnings totaled $7 million and $6 million for the three months ended March 31, 2017 and 2016, respectively. Dominion Gas received distributions from this investment of $6 million for both the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, the carrying amount of Dominion Gas’ investment of $99 million and $98 million, respectively, exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2017	December 31, 2016
(millions)
Dominion
Regulatory assets:
Deferred rate adjustment clause costs(1)	$75	$63
Deferred nuclear refueling outage costs(2)	53	71
Other	103	110

Regulatory assets-current(3)	231	244

Unrecognized pension and other postretirement benefit costs(4)	1,328	1,401
Deferred rate adjustment clause costs(1)	328	329
PJM transmission rates(5)	200	192
Derivatives(6)	172	174
Income taxes recoverable through future rates(7)	138	123
Utility reform legislation(8)	110	99
Other	163	155

Regulatory assets-noncurrent	2,439	2,473

Total regulatory assets	$2,670	$2,717

Regulatory liabilities:
Deferred cost of fuel used in electric generation(9)	$33	$61
PIPP(10)	23	28
Other	105	74

Regulatory liabilities-current(11)	161	163

Provision for future cost of removal and AROs(12)	1,450	1,427
Nuclear decommissioning trust(13)	953	902
Derivatives(6)	70	69
Other	272	224

Regulatory liabilities-noncurrent	2,745	2,622

Total regulatory liabilities	$2,906	$2,785

Virginia Power
Regulatory assets:
Deferred rate adjustment clause costs(1)	$71	$51
Deferred nuclear refueling outage costs(2)	53	71
Other	66	57

Regulatory assets-current(3)	190	179

Deferred rate adjustment clause costs(1)	232	246
PJM transmission rates(5)	200	192
Derivatives(6)	137	133
Income taxes recoverable through future rates(7)	81	76
Other	126	123

Regulatory assets-noncurrent	776	770

Total regulatory assets	$966	$949

Regulatory liabilities:
Deferred cost of fuel used in electric generation(9)	$33	$61
Other	49	54

Regulatory liabilities-current(11)	82	115

Provision for future cost of removal(12)	965	946
Nuclear decommissioning trust(13)	953	902
Derivatives(6)	70	69
Other	76	45

Regulatory liabilities-noncurrent	2,064	1,962

Total regulatory liabilities	$2,146	$2,077

Dominion Gas
Regulatory assets:
Deferred rate adjustment clause costs(1)	$4	$12
Unrecovered gas costs(14)	—	12
Other	3	2

Regulatory assets-current(3)	7	26

Unrecognized pension and other postretirement benefit costs(4)	305	358
Utility reform legislation(8)	110	99
Deferred rate adjustment clause costs(1)	89	79
Income taxes recoverable through future rates(7)	25	23
Other	21	18

Regulatory assets-noncurrent(15)	550	577

Total regulatory assets	$557	$603

Regulatory liabilities:
PIPP(10)	$23	$28
Other	23	7

Regulatory liabilities-current(11)	46	35

Provision for future cost of removal and AROs(12)	175	174
Other	62	45

Regulatory liabilities-noncurrent(16)	237	219

Total regulatory liabilities	$283	$254

(1)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Gas. See Note 12 for more information.

(2)	Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
(3)	Current regulatory assets are presented in other current assets in Dominion’s, Virginia Power’s and Dominion Gas’ Consolidated Balance Sheets.
(4)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s and Dominion Gas’ rate-regulated subsidiaries.
(5)	Reflects amounts related to PJM transmission cost allocation matter. See Note 12 for more information.
(6)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(7)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(8)	Ohio legislation under House Bill 95, which became effective in September 2011. This law updates natural gas legislation by enabling gas companies to include more up-to-date cost levels when filing rate cases. It also allows gas companies to seek approval of capital expenditure plans under which gas companies can recognize carrying costs on associated capital investments placed in service and can defer the carrying costs plus depreciation and property tax expenses for recovery from ratepayers in the future.
(9)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Dominion’s and Virginia Power’s generation operations.
(10)	Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rate adjustment clause according to East Ohio tariff provisions.
(11)	Current regulatory liabilities are presented in other current liabilities in Dominion’s, Virginia Power’s and Dominion Gas’ Consolidated Balance Sheets.
(12)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(13)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(14)	Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(15)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.
(16)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Gas’ Consolidated Balance Sheets.

At March 31, 2017, $295 million of Dominion’s and $230 million of Virginia Power’s regulatory assets represented past expenditures on which they do not currently earn a return. With the exception of the $200 million PJM transmission cost allocation matter, the majority of these expenditures are expected to be recovered within the next two years.

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

In June 2016, PJM, the PJM transmission owners and state commissions representing substantially all of the load in the PJM market submitted a settlement to FERC to resolve the outstanding issues regarding this matter. Under the terms of the settlement, Virginia Power would be required to pay in excess of $200 million to PJM over the next 10 years. Although the settlement agreement has not been accepted by FERC, and the settlement is opposed by a small group of parties to the proceeding, Virginia Power believes it is probable it will be required to make payment as an outcome of the settlement. Accordingly, as of March 31, 2017, Virginia Power has recorded a contingent liability of $208 million in other deferred credits and other liabilities, which is offset by a $200 million regulatory asset for the amount that will be recovered through retail rates in Virginia.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

Virginia Regulation

Regulation Act Legislation

In March 2017, as required by Regulation Act legislation enacted in February 2015, Virginia Power filed an application for the Virginia Commission to determine the general ROE for Virginia Power’s non-transmission rate adjustment clauses. The application supported a 10.5% ROE for these rate adjustment clauses. This case is pending.

Solar Facility Project

In March 2017, Virginia Power received Virginia Commission approval for a CPCN to construct and operate the Oceana solar facility and related distribution interconnection facilities at a total estimated cost of approximately $40 million, excluding financing costs. The 18 MW facility is expected to begin operation in late 2017. The facility is the subject of a public-private partnership whereby the Commonwealth of Virginia, a non-jurisdictional customer, will compensate Virginia Power for the facility’s net electrical energy output. Virginia Power will retire renewable energy certificates on the Commonwealth’s behalf in an amount equal to those generated by the facility. There is no rate adjustment clause associated with the facility, nor will any of its costs be recovered from jurisdictional customers.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•	The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In February 2017, the Virginia Commission approved a $243 million revenue requirement, subject to true-up, for the rate year beginning April 1, 2017.

•	The Virginia Commission previously approved Rider W in conjunction with Warren County. In February 2017, the Virginia Commission approved a $121 million revenue requirement, subject to true-up, for the rate year beginning April 1, 2017.

•	The Virginia Commission previously approved Rider R in conjunction with Bear Garden. In February 2017, the Virginia Commission approved a $72 million revenue requirement, subject to true-up, for the rate year beginning April 1, 2017.

•	The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In February 2017, the Virginia Commission approved a $27 million revenue requirement for the rate year beginning April 1, 2017.

•	The Virginia Commission previously approved Rider GV in conjunction with Greensville County. In February 2017, the Virginia Commission approved an $82 million revenue requirement, subject to true-up, for the rate year beginning April 1, 2017.

•	The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In October 2016, Virginia Power proposed a total revenue requirement of $45 million for the rate year beginning July 1, 2017. Virginia Power also proposed two new energy efficiency programs for Virginia Commission approval with a requested five-year cost cap of $178 million. Virginia Power further proposed to extend an existing energy efficiency program for an additional two years under current funding, and an existing peak shaving program for an additional five years with a new incremental $5 million cost cap. In April 2017, the Virginia Commission established a 9.4% ROE for Riders C1A and C2A effective July 1, 2017. This case is pending.

•	The Virginia Commission previously approved Rider BW in conjunction with Brunswick County. In October 2016, Virginia Power proposed a $134 million revenue requirement for the rate year beginning September 1, 2017, which represents a $15 million increase over the previous year. In April 2017, the Virginia Commission established a 10.4% ROE for Rider BW effective September 1, 2017. This case is pending.

•	The Virginia Commission previously approved Rider US-2 in conjunction with the Scott Solar, Whitehouse, and Woodland solar facilities. In October 2016, Virginia Power proposed a $10 million revenue requirement for the rate year beginning September 1, 2017, which represents a $6 million increase over the previous year. In April 2017, the Virginia Commission established a 9.4% ROE for Rider US-2 effective September 1, 2017. This case is pending.

Electric Transmission Projects

Virginia Power previously filed an application with the Virginia Commission for a CPCN to convert an existing transmission line to 230 kV in Prince William County, Virginia, and Loudoun County, Virginia, and to construct and operate a new approximately five mile overhead 230 kV double circuit transmission line between a tap point near the Gainesville substation and a new to-be-constructed Haymarket substation. In April 2017, the Virginia Commission granted a CPCN to construct and operate the project along an approved route subject to Virginia Power’s obtaining all necessary rights-of-way. Otherwise, Virginia Power can construct and operate the project along an approved alternative route. The total estimated cost of the project is approximately $55 million.

Virginia Power previously filed an application with the Virginia Commission for a CPCN to rebuild and operate in multiple Virginia counties approximately 28 miles of the existing 500 kV transmission line between the Carson switching station and a terminus located near the Rogers Road switching station under construction in Greensville County, Virginia, along with associated work at the Carson switching station. In March 2017, the Virginia Commission granted a CPCN to construct and operate the project. The total estimated cost of the project is approximately $55 million.

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

Requests by BREDL for a contested NRC hearing on Virginia Power’s COL application have been dismissed, and in September 2016, the U.S. Court of Appeals for the D.C. Circuit dismissed with prejudice petitions for judicial review that BREDL and other organizations had filed challenging the NRC’s reliance on a rule generically assessing the environmental impacts of continued onsite storage of spent nuclear fuel in various licensing proceedings, including Virginia Power’s COL proceeding. This dismissal followed the Court’s June 2016 decision in New York v. NRC, upholding the NRC’s continued storage rule and August 2016 denial of requests for rehearing en banc. Therefore, the contested portion of the COL proceeding is closed. The NRC is required to conduct a hearing in all COL proceedings. This mandatory NRC hearing was held in March 2017 and was uncontested. A decision by the NRC whether to issue a COL is expected by the end of the second quarter of 2017.

In August 2016, Virginia Power received a 60-day notice of intent to sue from the Sierra Club alleging Endangered Species Act violations. The notice alleges that the U.S. Army Corps of Engineers failed to conduct adequate environmental and consultation reviews, related to a potential third nuclear unit located at North Anna, prior to issuing a CWA section 404 permit to Virginia Power in September 2011. No lawsuit has been filed and in November 2016, the Army Corps of Engineers suspended the section 404 permit while it gathered additional information. The section 404 permit was reinstated in April 2017.

Other Virginia Legislation

In February 2017, the Governor of Virginia signed legislation into law that allows utilities to file a rate adjustment clause to recover costs of pumped hydroelectricity generation and storage facilities that are located in the coalfield region of Virginia.

In March 2017, the Governor of Virginia signed legislation into law that allows utilities to file a rate adjustment clause to recover, beginning in 2020, reasonably appropriate costs for extending the COLs, or the operating lives, of nuclear power generation facilities.

Also in March 2017, the Governor of Virginia signed legislation into law stating that is in the public interest for utilities to replace existing overhead tap lines having nine or more total unplanned outage events-per-mile with new underground facilities, and that utilities can seek cost recovery for such new underground facilities through a rate adjustment clause.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In April 2017, the Ohio Commission approved East Ohio’s application to adjust the PIR cost recovery rates for 2016 costs. The filing reflects gross plant investment for 2016 of $188 million, cumulative gross plant investment of $1.2 billion and a revenue requirement of $157 million.

AMR Program

In 2007, East Ohio began installing automated meter reading technology for its 1.2 million customers in Ohio. In April 2017, the Ohio Commission approved East Ohio’s application to adjust its AMR cost recovery rate for 2016 costs. The filing reflects a revenue requirement of approximately $6 million.

Ohio Legislation

In March 2017, the Governor of Ohio signed legislation into law that allows utilities to file an application to recover infrastructure development costs associated with economic development projects. The new cost recovery provision allows for projects totaling up to $22 million for East Ohio subject to Ohio Commission approval.

Note 13. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

Dominion

Dominion’s securities due within one year and long-term debt include $30 million and $365 million, respectively, of debt issued in 2016 by SBL Holdco, a VIE, net of issuance costs that is nonrecourse to Dominion and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power has long-term power and capacity contracts with three non-utility generators with an aggregate summer generation capacity of approximately 418 MW. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $258 million as of March 31, 2017. Virginia Power paid $28 million and $37 million for electric capacity and $8 million and $7 million for electric energy to these entities in the three months ended March 31, 2017 and 2016, respectively.

Virginia Power and Dominion Gas

Virginia Power and Dominion Gas purchased shared services from DRS, an affiliated VIE, of $85 million and $31 million for the three months ended March 31, 2017 and $114 million and $35 million for the three months ended March 31, 2016, respectively.

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

Dominion

At March 31, 2017, Dominion’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$5,000	$2,627	$—	$2,373
Joint revolving credit facility(1)	500	—	76	424

Total	$5,500	$2,627	$76	$2,797

(1)	These credit facilities mature in April 2020 and can be used by the Companies to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Questar Gas’ short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities discussed above with Dominion, Virginia Power and Dominion Gas. At March 31, 2017 the aggregate sub-limit for Questar Gas was $250 million.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which have a stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. As of March 31, 2017, no amounts were outstanding under these facilities.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At March 31, 2017, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion, Dominion Gas and Questar Gas were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$5,000	$40	$—
Joint revolving credit facility(1)	500	—	1

Total	$5,500	$40	$1

(1)	The full amount of the facilities is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion, Dominion Gas and Questar Gas. Sub-limits for Virginia Power are set within the facility limit but can be changed at the option of the Companies multiple times per year. At March 31, 2017, the aggregate sub-limit for Virginia Power was $2.0 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. These credit facilities mature in April 2020 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $100 million credit facility with a maturity date of April 2020. As of March 31, 2017, this facility supports $100 million of certain variable rate tax-exempt financings of Virginia Power.

Dominion Gas

Dominion Gas’ short-term financing is supported by its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At March 31, 2017, Dominion Gas’ share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion, Virginia Power and Questar Gas were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000	$399	$—
Joint revolving credit facility(1)	500	—	—

Total	$1,500	$399	$—

(1)	A maximum of a combined $1.5 billion of the facilities is available to Dominion Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion, Virginia Power and Questar Gas. Sub-limits for Dominion Gas are set within the facility limit but can be changed at the option of the Companies multiple times per year. At March 31, 2017, the aggregate sub-limit for Dominion Gas was $500 million. If Dominion Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion. These credit facilities mature in April 2020 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Long-term Debt

In January 2017, Dominion issued $400 million of 1.875% senior notes and $400 million of 2.75% senior notes that mature in 2019 and 2022, respectively.

In March 2017, Dominion issued through private placement $300 million of 3.496% senior notes that mature in 2024. Also in March 2017, Dominion issued an additional $100 million of its 3.90% senior notes that mature in 2025.

In March 2017, Virginia Power issued $750 million of 3.50% senior notes that mature in 2027.

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

MATS

In December 2011, the EPA issued MATS for coal- and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance was required by April 16, 2015, with certain limited exceptions. However, in June 2014, the VDEQ granted a one-year MATS compliance extension for two coal-fired units at Yorktown power station to defer planned retirements and allow for continued operation of the units to address reliability concerns while necessary electric transmission upgrades are being completed. These coal units needed to continue operating through at least April 2017 due to delays in transmission upgrades needed to maintain electric reliability. Therefore, in October 2015, Virginia Power submitted a request to the EPA for an additional one year compliance extension under an EPA Administrative Order. The order was signed by the EPA in April 2016 allowing the Yorktown power station units to operate for up to one additional year, as required to maintain reliable power availability while transmission upgrades are being made.

In June 2015, the U.S. Supreme Court issued a decision holding that the EPA failed to take cost into account when the agency first decided to regulate the emissions from coal- and oil-fired plants, and remanded the MATS rule back to the U.S. Court of Appeals for the D.C. Circuit. However, the Supreme Court did not vacate or stay the effective date and implementation of the MATS rule. In November 2015, in response to the Supreme Court decision, the EPA proposed a supplemental finding that consideration of cost does not alter the agency’s previous conclusion that it is appropriate and necessary to regulate coal- and oil-fired electric utility steam generating units under Section 112 of the CAA. In December 2015, the U.S. Court of Appeals for the D.C. Circuit issued an order remanding the MATS rulemaking proceeding back to the EPA without setting aside judgment, noting that EPA had represented it was on track to issue a final finding regarding its consideration of cost. In April 2016, the EPA issued a final supplemental finding that consideration of costs does not alter its conclusion regarding appropriateness and necessity for the regulation. This regulation has been challenged in court. In April 2017, the EPA requested that the U.S. Court of Appeals for the D.C. Circuit delay oral arguments in the case to allow agency review of the rule. Virginia Power ceased operating the coal units at Yorktown power station in April 2017 as planned; however, this does not change the need to complete necessary electricity transmission upgrades which are expected to be in service approximately 20 months following receipt of all required permits and approvals for construction. Since the MATS rule remains in effect and Dominion is complying with the requirements of the rule, Dominion does not expect any adverse impacts to its operations at this time.

Ozone Standards

In October 2015, the EPA issued a final rule tightening the ozone standard from 75-ppb to 70-ppb. To comply with this standard, in April 2016 Virginia Power submitted the NOX Reasonable Available Control Technology analysis for Unit 5 at Possum Point power station. In December 2016, the VDEQ determined that NOX controls are required on Unit 5. Installation and operation of these NOX controls including an associated water treatment system will be required by mid-2019 with an expected cost in the range of $25 million to $35 million.

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

NSPS

In August 2012, the EPA issued the first NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers, and compressors in the upstream sector. In June 2016, the EPA issued a final NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In April 2017, the EPA issued a notice that it is reviewing and, if appropriate, will issue a rulemaking to suspend, revise or rescind the June 2016 final NSPS for certain oil and gas facilities. Meanwhile the rule remains in effect. Dominion and Dominion Gas are implementing the final regulation. Dominion and Dominion Gas are still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

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

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule establishes updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. Virginia Power has eight facilities that may be subject to additional wastewater treatment requirements associated with the final rule. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the United States’ request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. While the impacts of this rule could be material to Dominion’s and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory framework in Virginia provides rate recovery mechanisms that could substantially mitigate any such impacts for Virginia Power.

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

Appalachian Gateway

Pipeline Contractor Litigation

Following the completion of the Appalachian Gateway project in 2012, DTI received multiple change order requests and other claims for additional payments from a pipeline contractor for the project. In July 2013, DTI filed a complaint in U.S. District Court for the Eastern District of Virginia for breach of contract as well as accounting and declaratory relief. The contractor filed a motion to dismiss, or in the alternative, a motion to transfer venue to Pennsylvania and/or West Virginia, where the pipelines were constructed. DTI filed an opposition to the contractor’s motion in August 2013. In November 2013, the court granted the contractor’s motion on the basis that DTI must first comply with the dispute resolution process. In July 2015, the contractor filed a complaint against DTI in U.S. District Court for the Western District of Pennsylvania. In August 2015, DTI filed a motion to dismiss, or in the alternative, a motion to transfer venue to Virginia. In March 2016, the Pennsylvania court granted the motion to dismiss and transferred the case to the U.S. District Court for the Eastern District of Virginia. In April 2016, the Virginia court issued an order staying the proceedings and ordering mediation. A mediation occurred in May 2016 but was unsuccessful. In July 2016, DTI filed a motion to dismiss. In March 2017, the court dismissed three of eight counts in the complaint. This case is pending. DTI has accrued a liability of $6 million for this matter. Dominion Gas cannot currently estimate additional financial statement impacts, but there could be a material impact to its financial condition and/or cash flows.

Gas Producers Litigation

In connection with the Appalachian Gateway project, Dominion Field Services, Inc. entered into contracts for firm purchase rights with a group of small gas producers. In June 2016, certain of the gas producers filed a complaint in the Circuit Court of Marshall County, West Virginia against Dominion, DTI and Dominion Field Services, Inc., among other defendants, claiming that the contracts are unenforceable and seeking compensatory and punitive damages. In the third quarter of 2016, Dominion and DTI, with the consent of the other defendants, removed the case to the U.S. District Court for the Northern District of West Virginia. In October 2016, the defendants filed a motion to dismiss and the plaintiffs filed a motion to remand. In February 2017, the U.S. District Court entered an order remanding the matter to the Circuit Court of Marshall County, West Virginia. In March 2017, Dominion was voluntarily dismissed from the case; however, DTI and Dominion Field Services, Inc. remain parties to the matter. In April 2017, the case was transferred to the Business Court Division of West Virginia. This case is pending. Dominion and Dominion Gas cannot currently estimate financial statement impacts, but there could be a material impact to their financial condition and/or cash flows.

Ash Pond and Landfill Closure Costs

In September 2014, Virginia Power received a notice from the Southern Environmental Law Center on behalf of the Potomac Riverkeeper and Sierra Club alleging CWA violations at Possum Point power station. The notice alleges unpermitted discharges to surface water and groundwater from Possum Point power station’s historical and active ash storage facilities. A similar notice from the Southern Environmental Law Center on behalf of the Sierra Club was subsequently received related to Chesapeake power station. In December 2014, Virginia Power offered to close all of its coal ash ponds and landfills at Possum Point power station, Chesapeake and Bremo power stations as settlement of the potential litigation. While the issue is open to potential further negotiations, the Southern Environmental Law Center declined the offer as presented in January 2015 and, in March 2015, filed a lawsuit related to its claims of the alleged CWA violations at Chesapeake power station. Virginia Power filed a motion to dismiss in April 2015, which was denied in November 2015. In March 2017, the court ruled that impacted groundwater associated with the on-site coal ash storage units was migrating to adjacent surface water, which constituted an unpermitted point source discharge in violation of the CWA. The court, however, rejected Sierra Club’s claims that Virginia Power had violated specific conditions of its water discharge permit. Finding no harm to the environment, the court further declined to impose civil penalties or require excavation of the ash from the site as Sierra Club had sought. On remedy, the court ordered the parties to submit within 30 days a remedial plan (or separate plans) incorporating certain prescribed sediment, water and aquatic life monitoring. The court also ordered Virginia Power to reopen its solid waste permit application for closure of the coal ash storage units at Chesapeake power station. In April 2017, Virginia Power submitted its remedial plan to the court, which included a timetable for submitting a revised solid waste permit application to the VDEQ. The revised application will include a proposed remedial alternative to address groundwater impacts associated with coal ash storage at Chesapeake power station. Sierra Club submitted a separate remedial plan to the court. Also in April 2017, Virginia Power and Sierra Club both filed notices of appeal of the court’s March 2017 ruling to the U.S. Court of Appeals for the Fourth Circuit.

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

In April 2017, the Governor of Virginia signed legislation into law that places a moratorium on the VDEQ issuing solid waste permits for closure of ash ponds at Virginia Power’s Bremo, Chesapeake, Chesterfield and Possum Point power stations until May 2018. The law also requires Virginia Power to conduct an assessment of closure alternatives for the ash ponds at these four stations, to include an evaluation of excavation for recycling or off-site disposal, surface and groundwater conditions and safety. The assessments are due by December 1, 2017. Virginia Power is evaluating the legislation and is unable to estimate the potential financial statement impacts. The actual AROs related to the CCR rule may vary substantially from the estimates used to record the obligation.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion

At March 31, 2017, Dominion had issued $48 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded.

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

At March 31, 2017, Dominion had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$1,941
Nuclear obligations(2)	188
Cove Point(3)	1,900
Solar(4)	1,029
Other(5)	524

Total(6)	$5,582

(1)	Guarantees related to commodity commitments of certain subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transaction related commodities and services.
(2)	Guarantees related to certain DEI subsidiaries’ regarding all aspects of running a nuclear facility.
(3)	Guarantees related to Cove Point, in support of terminal services, transportation and construction.
(4)	Includes guarantees to facilitate the development of solar projects. Also includes guarantees entered into by DEI on behalf of certain subsidiaries to facilitate the acquisition and development of solar projects.
(5)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations, construction projects and insurance programs. Due to the uncertainty of worker’s compensation claims, the parental guarantee has no stated limit. Also included are guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of March 31, 2017, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $26 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million.
(6)	Excludes Dominion’s guarantee for the construction of a new corporate office property as discussed in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

Additionally, at March 31, 2017, Dominion had purchased $138 million of surety bonds, including $62 million at Virginia Power and $22 million at Dominion Gas, and authorized the issuance of letters of credit by financial institutions of $76 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

At March 31, 2017, Dominion’s credit exposure related to energy marketing and price risk management activities totaled $89 million. Of this amount, investment grade counterparties, including those internally rated, represented 65%. No single counterparty, whether investment grade or non-investment grade, exceeded $26 million of exposure. At March 31, 2017, Virginia Power’s exposure related to sales to wholesale customers totaled $28 million. Of this amount, investment grade counterparties, including those internally rated, represented 43%. No single counterparty, whether investment grade or non-investment grade, exceeded $5 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2017, Dominion would not have been required to post any collateral to its counterparties and at December 31, 2016, Dominion would have been required to post an additional $3 million of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had not posted any collateral at March 31, 2017 or December 31, 2016 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2017 and December 31, 2016 was $4 million and $9 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Gas were not material as of March 31, 2017 and December 31, 2016. See Note 9 for further information about derivative instruments.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risks associated with purchases of natural gas. As of March 31, 2017, Virginia Power’s derivative assets and liabilities with affiliates were $27 million and $3 million, respectively. As of December 31, 2016, Virginia Power’s derivative assets and liabilities with affiliates were $41 million and $8 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion benefit plans described in Note 18. At March 31, 2017 and December 31, 2016, amounts due to Dominion associated with the Dominion Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $423 million and $396 million, respectively. At March 31, 2017 and December 31, 2016, Virginia Power’s amounts due from Dominion associated with the Dominion Retiree Health and Welfare plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $149 million and $130 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DRS and other affiliates:

	Three Months Ended March 31,
	2017	2016
(millions)
Commodity purchases from affiliates	$212	$145
Services provided by affiliates(1)	112	140
Services provided to affiliates	5	5

(1)	Includes capitalized expenditures of $34 million and $39 million for the three months ended March 31, 2017 and 2016, respectively.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power had no short-term demand note borrowings from Dominion as of March 31, 2017. There were $262 million in short-term demand note borrowings from Dominion as of December 31, 2016. Virginia Power had no outstanding borrowings under the Dominion money pool for its nonregulated subsidiaries as of March 31, 2017 and December 31, 2016. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the three months ended March 31, 2017 and 2016.

There were no issuances of Virginia Power’s common stock to Dominion for the three months ended March 31, 2017 and 2016.

Dominion Gas

Transactions with Related Parties

Dominion Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Gas provides transportation and storage services to affiliates. Dominion Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of March 31, 2017 and December 31, 2016, all of Dominion Gas’ commodity derivatives were with affiliates. See Notes 7 and 9 for more information.

Dominion Gas participates in certain Dominion benefit plans as described in Note 18. At March 31, 2017 and December 31, 2016, amounts due from Dominion associated with the Dominion Pension Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $706 million and $697 million, respectively. At March 31, 2017 and December 31, 2016, Dominion Gas’ amounts due from Dominion associated with the Dominion Retiree Health and Welfare plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $3 million and $2 million, respectively.

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

	Three Months Ended March 31,
	2017	2016
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$—	$3
Sales of natural gas and transportation and storage services to affiliates	18	17
Services provided by related parties(1)	35	39
Services provided to related parties (2)	39	27

(1)	Includes capitalized expenditures of $8 million and $12 million for the three months ended March 31, 2017 and 2016, respectively.
(2)	Amounts primarily attributable to Atlantic Coast Pipeline.

The following table presents affiliated and related-party activity reflected in Dominion Gas’ Consolidated Balance Sheets:

	March 31, 2017	December 31, 2016
(millions)
Other receivables(1)	$11	$10
Imbalances receivable from affiliates(2)	2	2
Imbalances payable to affiliates(3)	—	4
Affiliated notes receivable(4)	19	18

(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current assets in Dominion Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other current liabilities in Dominion Gas’ Consolidated Balance Sheets.
(4)	Amounts are presented in other deferred charges and other assets in Dominion Gas’ Consolidated Balance Sheets.

Dominion Gas’ borrowings under the intercompany revolving credit agreement with Dominion were $174 million and $118 million as of March 31, 2017 and December 31, 2016, respectively. Interest charges related to Dominion Gas’ total borrowings from Dominion were immaterial for the three months ended March 31, 2017 and 2016.

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

Plan Amendment and Remeasurement

In the first quarter of 2017, Dominion and Dominion Gas remeasured an other postretirement benefit plan as a result of an amendment that changed post-65 retiree medical coverage for certain current and future Local 69 retirees effective July 1, 2017. The remeasurement resulted in a decrease in Dominion’s and Dominion Gas’ accumulated postretirement benefit obligation of $73 million and $61 million, respectively. As a result of regulatory accounting, the remeasurement will have an immaterial impact on net income for both Dominion and Dominion Gas. The discount rate used for the remeasurement was 4.30%. All other assumptions used were consistent with the measurement as of December 31, 2016.

In the first quarter of 2017, Dominion recorded a $7 million ($4 million after-tax) charge, including $6 million ($4 million after-tax) at Dominion Gas, as a result of additional payments associated with the new collective bargaining agreement, which is reflected in other operations and maintenance expense in their Consolidated Statements of Income.

Dominion

The components of Dominion’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
(millions)
Three Months Ended March 31,
Service cost	$35	$29	$7	$8
Interest cost	86	77	16	17
Expected return on plan assets	(159)	(139)	(32)	(29)
Amortization of prior service credit	—	—	(12)	(7)
Amortization of net actuarial loss	40	28	3	1
Settlements	1	—	—	—

Net periodic benefit cost (credit)	$3	$(5)	$(18)	$(10)

Employer Contributions

During the three months ended March 31, 2017, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans, except for a $75 million contribution made in January 2017 to Dominion Questar’s qualified pension plan to satisfy a regulatory condition to closing of the Dominion Questar Combination. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2017.

Dominion Gas

Dominion Gas participates in certain Dominion benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016. See Note 17 for more information.

The components of Dominion Gas’ provision for net periodic benefit credit for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
(millions)
Three Months Ended March 31,
Service cost	$4	$3	$1	$1
Interest cost	7	8	3	3
Expected return on plan assets	(35)	(33)	(6)	(5)
Amortization of net actuarial loss	4	3	1	—

Net periodic benefit credit	$(20)	$(19)	$(1)	$(1)

Employer Contributions

During the three months ended March 31, 2017, Dominion Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2017.

Note 19. Operating Segments

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion	Virginia Power	Dominion Gas
DVP	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
Dominion Generation	Regulated electric fleet	X	X
	Merchant electric fleet	X
Dominion Energy	Gas transmission and storage	X		X
	Gas distribution and storage	X		X
	Gas gathering and processing	X		X
	LNG import and storage	X
	Nonregulated retail energy marketing	X

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

In the three months ended March 31, 2017, Dominion reported after-tax net income of $21 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. In the three months ended March 31, 2016, Dominion reported an after-tax net expense of $48 million for specific items in the Corporate and Other segment, with $38 million of these net expenses attributable to its operating segments.

The net income for specific items attributable to Dominion’s operating segments in 2017 primarily related to the impact of the following item which was attributable to Dominion Generation:

•	A $34 million ($21 million after-tax) net gain on investments held in nuclear decommissioning trust funds.

The net expense for specific items attributable to Dominion’s operating segments in 2016 primarily related to the impact of the following item:

•	A $66 million ($41 million after-tax) charge related to an organizational design initiative, attributable to:

•	DVP ($6 million after-tax);

•	Dominion Energy ($12 million after-tax); and

•	Dominion Generation ($23 million after-tax).

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended March 31, 2017
Total revenue from external customers	$554	$1,653	$901	$3	$273	$3,384
Intersegment revenue	5	3	266	152	(426)	—

Total operating revenue	559	1,656	1,167	155	(153)	3,384
Net income (loss) attributable to Dominion	125	261	263	(17)	—	632

Three Months Ended March 31, 2016
Total revenue from external customers	$556	$1,693	$485	$3	$184	$2,921
Intersegment revenue	5	3	178	192	(378)	—

Total operating revenue	561	1,696	663	195	(194)	2,921
Net income (loss) attributable to Dominion	120	245	186	(27)	—	524

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

In the three months ended March 31, 2017, Virginia Power reported after-tax net income of $2 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. In the three months ended March 31, 2016, Virginia Power reported an after-tax net expense of $26 million for specific items in the Corporate and Other segment, with $25 million of these net expenses attributable to its operating segments.

The net expense for specific items attributable to Virginia Power’s operating segments in 2016 primarily related to the impact of the following item:

•	A $40 million ($25 million after-tax) charge related to an organizational design initiative, attributable to:

•	DVP ($6 million after-tax); and

•	Dominion Generation ($19 million after-tax).

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2017
Operating revenue	$557	$1,274	$—	$1,831
Net income	125	223	8	356

Three Months Ended March 31, 2016
Operating revenue	$557	$1,333	$—	$1,890
Net income (loss)	118	166	(21)	263

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

In the three months ended March 31, 2017, Dominion Gas reported no specific items in the Corporate and Other segment. In the three months ended March 31, 2016, Dominion Gas reported an after-tax net expense of $2 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net expense for specific items in 2016 primarily related to an $8 million ($5 million after-tax) charge related to an organizational design initiative.

The following table presents segment information pertaining to Dominion Gas’ operations:

	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2017
Operating revenue	$490	$—	$490
Net income (loss)	109	(1)	108

Three Months Ended March 31, 2016
Operating revenue	$431	$—	$431
Net income (loss)	103	(5)	98

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

The Companies make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other substances, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals or related appeals;

•	Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Unplanned outages at facilities in which the Companies have an ownership interest;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s and Dominion Gas’ earnings and the Companies’ liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion and Dominion Gas;

•	Fluctuations in interest rates or foreign currency exchange rates;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Impacts of acquisitions, including the Dominion Questar Combination, divestitures, transfers of assets to joint ventures or Dominion Midstream, including the contribution of Questar Pipeline to Dominion Midstream, and retirements of assets based on asset portfolio reviews;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	The timing and execution of Dominion Midstream’s growth strategy;

•	Changes in rules for regional transmission organizations and independent system operators in which Dominion and Virginia Power participate, including changes in rate designs, changes in FERC’s interpretation of market rules and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in supplies of natural gas delivered to Dominion and Dominion Gas’ pipeline and processing systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•	Additional competition in industries in which the Companies operate, including in electric markets in which Dominion’s merchant generation facilities operate and potential competition from the development and deployment of alternative energy sources, such as self-generation and distributed generation technologies, and availability of market alternatives to large commercial and industrial customers;

•	Competition in the development, construction and ownership of certain electric transmission facilities in Virginia Power’s service territory in connection with FERC Order 1000;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion and Dominion Gas;

•	Changes in operating, maintenance and construction costs;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects and compliance with conditions associated with such regulatory approvals;

•	The inability to complete planned construction, conversion or expansion projects at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Adverse outcomes in litigation matters or regulatory proceedings; and

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2017, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing and employee benefit plans.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2017	2016	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion	$632	$524	$108
Diluted EPS	1.01	0.88	0.13

Overview

First Quarter 2017 vs. 2016

Net income attributable to Dominion increased 21%, primarily due to the Dominion Questar Combination, the PJM capacity performance market effective June 2016, the absence of organizational design initiative costs, and an increase in sales to utility customers due to the effect of changes in customer usage and other factors. These increases were partially offset by an increase in interest expense and a decrease in sales to utility customers from a reduction in heating degree days.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	First Quarter
	2017	2016	$ Change
(millions)
Operating revenue	$3,384	$2,921	$463
Electric fuel and other energy-related purchases	575	634	(59)
Purchased (excess) electric capacity	(17)	68	(85)
Purchased gas	305	119	186

Net revenue	2,521	2,100	421

Other operations and maintenance	738	703	35
Depreciation, depletion and amortization	469	351	118
Other taxes	189	164	25
Other income	116	54	62
Interest and related charges	292	226	66
Income tax expense	275	179	96
Noncontrolling interests	42	7	35

An analysis of Dominion’s results of operations follows:

First Quarter 2017 vs. 2016

Net revenue increased 20%, primarily reflecting:

•	A $298 million increase due to the Dominion Questar Combination;

•	A $106 million increase from electric utility operations, primarily reflecting:

•	An $85 million electric capacity benefit, primarily due to the PJM capacity performance market effective June 2016 ($73 million) and a benefit related to non-utility generators ($13 million);

•	An increase in sales to retail customers due to the effect of changes in customer usage and other factors ($46 million); and

•	An increase from rate adjustment clauses ($17 million); partially offset by

•	A decrease in sales to retail customers from a reduction in heating degree days ($52 million);

•	An $18 million increase from regulated natural gas distribution operations, primarily due to an increase in rate adjustment clause revenue related to low income assistance programs ($13 million) and an increase in AMR and PIR program revenues ($5 million);

•	A $14 million increase from regulated natural gas transmission operations, primarily reflecting:

•	An $11 million increase in services performed for Atlantic Coast Pipeline; and

•	A $4 million increase in gas transportation and storage activities, primarily due to growth projects placed into service ($16 million) and decreased net fuel costs ($10 million), partially offset by a decrease from Cove Point import contracts in the first quarter of 2017 ($26 million); and

•	A $3 million increase from merchant generation operations due to increased generation output ($22 million), primarily due to an increase in solar generating facilities ($15 million) and a decrease in unplanned outage days ($4 million), partially offset by unfavorable prices at certain merchant generation facilities ($19 million).

Other operations and maintenance increased 5%, primarily reflecting:

•	A $63 million increase due to the Dominion Questar Combination;

•	A $40 million increase in salaries, wages and benefits;

•	A $13 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income; and

•	An $11 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; partially offset by

•	The absence of organizational design initiative costs ($69 million); and

•	A $28 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income.

Depreciation, depletion and amortization increased 34%, primarily due to the Dominion Questar Combination ($56 million), and various expansion projects being placed into service ($45 million).

Other income increased $62 million, primarily reflecting:

•	A $32 million increase in net realized gains (including investment income) on nuclear decommissioning trust funds;

•	An $11 million increase in earnings from equity method investments;

•	A $7 million increase in AFUDC associated with rate-regulated projects; and

•	A $7 million increase from the assignment of Virginia Power’s electric transmission tower rental portfolio.

Interest and related charges increased 29%, primarily due to higher long-term debt interest expense resulting from debt issuances in 2016 and the first quarter of 2017 ($51 million) and debt acquired in the Dominion Questar Combination ($14 million).

Income tax expense increased 54%, primarily due to higher pre-tax income and an increased effective tax rate, principally due to lower renewable energy investment tax credits.

Noncontrolling interests increased $35 million, primarily due to an increase in the Dominion Midstream earnings attributable to public unitholders ($18 million) and Four Brothers and Three Cedars earnings attributable to NRG ($17 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
	2017	2016	$ Change	2017	2016	$ Change
(millions, except EPS)
First Quarter
DVP	$125	$120	$5	$0.20	$0.20	$—
Dominion Generation	261	245	16	0.41	0.41	—
Dominion Energy	263	186	77	0.42	0.31	0.11

Primary operating segments	649	551	98	1.03	0.92	0.11
Corporate and Other	(17)	(27)	10	(0.02)	(0.04)	0.02

Consolidated	$632	$524	$108	$1.01	$0.88	$0.13

DVP

Presented below are selected operating statistics related to DVP’s operations:

	First Quarter
	2017	2016	% Change
Electricity delivered (million MWh)	20.5	21.2	(3)%
Degree days (electric distribution service area):
Cooling	9	4	125
Heating	1,637	1,880	(13)
Average electric distribution customer accounts (thousands)(1)	2,565	2,541	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	First Quarter 2017 vs. 2016 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(10)	$(0.02)
Other	10	0.02
FERC transmission equity return	5	0.01
Storm damage and service restoration	4	0.01
Other	(4)	(0.01)
Share dilution	—	(0.01)

Change in net income contribution	$5	$—

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	First Quarter
	2017	2016	% Change
Electricity supplied (million MWh):
Utility	21.7	22.2	(2)%
Merchant	7.5	7.1	6
Degree days (electric utility service area):
Cooling	9	4	125
Heating	1,637	1,880	(13)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	First Quarter 2017 vs. 2016 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(21)	$(0.04)
Other	19	0.03
Electric capacity	52	0.08
Rate adjustment clause equity return	6	0.01
Noncontrolling interest(1)	(11)	(0.02)
Depreciation and amortization	(13)	(0.02)
Interest expense	(7)	(0.01)
Other	(9)	(0.01)
Share dilution	—	(0.02)

Change in net income contribution	$16	$—

(1)	Represents noncontrolling interest related to merchant solar partnerships.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	First Quarter
	2017	2016	% Change
Gas distribution throughput (bcf)(1):
Sales	57	13	338%
Transportation	187	159	18
Heating degree days (gas distribution service area):
Eastern region	2,393	2,684	(11)
Western region(1)	2,317	—	100
Average gas distribution customer accounts (thousands)(1)(2):
Sales	1,238	240	416
Transportation	1,090	1,069	2
Average retail energy marketing customer accounts (thousands)(2)	1,430	1,354	6

(1)	Includes Dominion Questar in 2017.
(2)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	First Quarter 2017 vs. 2016 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Dominion Questar Combination	$101	$0.17
Cove Point import contracts	(15)	(0.02)
Noncontrolling interest(1)	(11)	(0.02)
Other	2	—
Share dilution	—	(0.02)

Change in net income contribution	$77	$0.11

(1)	Represents the portion of earnings attributable to Dominion Midstream’s public unitholders.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2017	2016	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$21	$(38)	$59
Specific items attributable to corporate operations	—	(10)	10

Total specific items	21	(48)	69
Other corporate operations:
Renewable energy investment tax credits	39	81	(42)
Other	(77)	(60)	(17)

Total other corporate operations	(38)	21	(59)

Total net expense	$(17)	$(27)	$10
EPS impact	$(0.02)	$(0.04)	$0.02

Total Specific Items

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments’ performance or in allocating resources. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and other also includes items attributable to the Corporate and Other segment.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2017	2016	$ Change
(millions)
Net income	$356	$263	$93

Overview

First Quarter 2017 vs. 2016

Net income increased 35%, primarily due to the PJM capacity performance market effective June 2016, an increase in sales to retail customers due to the effect of changes in customer usage and other factors, and the absence of organizational design initiative costs. These increases were partially offset by a decrease in sales to retail customers from a reduction in heating degree days.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2017	2016	$ Change
(millions)
Operating revenue	$1,831	$1,890	$(59)
Electric fuel and other energy-related purchases	456	536	(80)
Purchased (excess) electric capacity	(17)	68	(85)

Net revenue	1,392	1,286	106

Other operations and maintenance	374	450	(76)
Depreciation and amortization	286	248	38
Other taxes	79	74	5
Other income	31	16	15
Interest and related charges	120	114	6
Income tax expense	208	153	55

An analysis of Virginia Power’s results of operations follows:

First Quarter 2017 vs. 2016

Net revenue increased 8%, primarily reflecting:

•	An $85 million electric capacity benefit, primarily due to the PJM capacity performance market effective June 2016 ($73 million) and a benefit related to non-utility generators ($13 million);

•	An increase in sales to retail customers due to the effect of changes in customer usage and other factors ($46 million); and

•	An increase from rate adjustment clauses ($17 million); partially offset by

•	A decrease in sales to retail customers from a reduction in heating degree days ($52 million).

Other operations and maintenance decreased 17%, primarily reflecting:

•	The absence of organizational design initiative costs ($39 million); and

•	A $28 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income.

Depreciation and amortization increased 15%, primarily due to various expansion projects being placed into service ($22 million) and revised depreciation rates ($10 million).

Other income increased 94%, primarily reflecting:

•	A $7 million increase from the assignment of Virginia Power’s electric transmission tower rental portfolio;

•	A $4 million increase in net realized gains (including investment income) on nuclear decommissioning trust funds; and

•	A $3 million increase in AFUDC associated with rate-regulated projects.

Income tax expense increased 36%, primarily due to higher pre-tax income.

Dominion Gas

Results of Operations

Presented below is a summary of Dominion Gas’ consolidated results:

	First Quarter
	2017	2016	$ Change
(millions)
Net income	$108	$98	$10

Overview

First Quarter 2017 vs. 2016

Net income increased 10%, primarily due to an increase in gas transportation and storage activities from expansion projects placed into service and decreased net fuel costs.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Gas’ results of operations:

	First Quarter
	2017	2016	$ Change
(millions)
Operating revenue	$490	$431	$59
Purchased gas	43	34	9
Other energy-related purchases	5	3	2

Net revenue	442	394	48

Other operations and maintenance	158	124	34
Depreciation and amortization	54	43	11
Other taxes	54	52	2
Earnings from equity method investee	7	6	1
Other income	5	—	5
Interest and related charges	23	22	1
Income tax expense	57	61	(4)

An analysis of Dominion Gas’ results of operations follows:

First Quarter 2017 vs. 2016

Net revenue increased 12%, primarily reflecting:

•	A $29 million increase from regulated natural gas transmission operations, primarily reflecting:

•	A $22 million increase in gas transportation and storage activities, primarily due to growth projects placed into service ($13 million) and decreased net fuel costs ($7 million); and

•	An $11 million increase in services performed for Atlantic Coast Pipeline; and

•	An $18 million increase from regulated natural gas distribution operations, primarily due to an increase in rate adjustment clause revenue related to low income assistance programs ($13 million) and an increase in AMR and PIR program revenues ($5 million).

Other operations and maintenance increased 27%, primarily reflecting:

•	A $13 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income;

•	An $11 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income;

•	A $6 million increase in salaries, wages and benefits; and

•	The absence of gains from agreements to convey shale development rights underneath several natural gas storage fields ($5 million); partially offset by

•	The absence of organizational design initiative costs ($7 million).

Liquidity and Capital Resources

Dominion depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At March 31, 2017, Dominion had $2.8 billion of unused capacity under its credit facilities. See Note 14 to the Consolidated Financial Statements for more information.

A summary of Dominion’s cash flows is presented below:

	2017	2016
(millions)
Cash and cash equivalents at January 1	$261	$607
Cash flows provided by (used in):
Operating activities	1,360	1,192
Investing activities	(1,694)	(1,525)
Financing activities	559	(56)

Net increase (decrease) in cash and cash equivalents	225	(389)

Cash and cash equivalents at March 31	$486	$218

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased $168 million, primarily due to the Dominion Questar Combination, the benefit from the PJM capacity performance market, and proceeds from the assignment of the electric transmission tower rental portfolio, partially offset by lower deferred fuel cost recoveries in the Virginia jurisdiction and Dominion’s contribution to Dominion Questar’s pension plan.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of March 31, 2017 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$52	$—	$52
Non-investment grade(2)	4	—	4
No external ratings:
Internally rated—investment grade(3)	6	—	6
Internally rated—non-investment grade(4)	27	—	27

Total	$89	$—	$89

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 50% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 5% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 13% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased $169 million, primarily due to increased investment in Atlantic Coast Pipeline and the acquisition of solar development projects.

Financing Cash Flows and Liquidity

Dominion relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016, the ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

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

Net cash provided by Dominion’s financing activities was $559 million in 2017, as compared to net cash used in financing activities of $56 million in 2016, primarily due to higher net debt issuances, partially offset by the absence of the proceeds from the sale of interest in merchant solar projects in the first quarter of 2016, and lower contributions to Four Brothers and Three Cedars from NRG in 2017 compared to contributions from SunEdison in 2016.

See Notes 3 and 14 to the Consolidated Financial Statements in this report for further information regarding Dominion’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016, there is a discussion on the use of capital markets by Dominion as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2017, there have been no changes in Dominion’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016, there is a discussion on the various covenants present in the enabling agreements underlying Dominion’s debt. As of March 31, 2017, there have been no material changes to debt covenants, nor any events of default under Dominion’s debt covenants. Pursuant to a waiver received in April 2016 and in connection with the closing of the Dominion Questar Combination, the 65% maximum debt to total capital ratio in Dominion’s credit agreements has, with respect to Dominion only, been temporarily increased to 70% until the end of the fiscal quarter ending June 30, 2017.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2017, there have been no material changes outside the ordinary course of business to Dominion’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Off-Balance Sheet Arrangements

As of March 31, 2017, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

Environmental Matters

Dominion is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016, and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Air

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The new rule requires states to impose standards of performance limits for existing fossil fuel-fired electric generating units or equivalent statewide intensity-based or mass-based CO2 binding goals or limits. States are required to submit final plans identifying how they will comply with the rule by September 2018. The EPA also issued a proposed federal implementation plan and model trading rule that states can adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA. The final rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. In February 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan until the disposition of the petitions challenging the rule now before the Court of Appeals, and, if such petitions are filed in the future, before the U.S. Supreme Court. In June 2016, the Governor of Virginia signed an executive order directing the Virginia Natural Resources Secretary to convene a workgroup charged with recommending concrete steps to reduce carbon pollution from power plants which could include reductions at levels similar to the Clean Power Plan as an option. In March 2017, the President issued an Executive Order directing the EPA to undertake a review of the Clean Power Plan that could result in significant revisions to, or rescinding of, the rule. In April 2017, the U.S. Court of Appeals for the D.C. Circuit issued an order suspending the cases challenging the Clean Power Plan for 60 days to allow the EPA time to determine whether to revise or rescind the rule. Also in April 2017, the EPA issued a notice withdrawing the proposed federal implementation plan and model trading rules. Given these developments and associated federal and state regulatory and legal uncertainties, Dominion cannot predict the potential financial statement impacts but believes the potential expenditures to comply could be material.

Climate Change

In March 2016, as part of its Climate Action Plan, the EPA began development of regulations for reducing methane emissions from existing sources in the oil and natural gas sectors. In November 2016, the EPA issued an Information Collection Request to collect information on existing sources upstream of local distribution companies in this sector. In March 2017, the EPA withdrew the Information Collection Request. Dominion cannot currently estimate the impacts on results of operations, financial condition and/or cash flows related to this matter.

Legal Matters

See Item 3. Legal Proceedings in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016, and Notes 12 and 15 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Collective Bargaining Agreement

In March 2017, members of the Local 69 ratified a new four-year labor contract. The new contract is retroactive to April 1, 2016 and runs through April 1, 2020. Local 69 represents about 760 DTI employees in West Virginia, Maryland, New York, Pennsylvania, Ohio and Virginia and about 150 Hope employees in West Virginia.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016, and Note 12 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $20 million and $27 million of Dominion’s commodity-based derivative instruments as of March 31, 2017 and December 31, 2016, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in the fair value of $55 million and $62 million of Virginia Power’s commodity-based derivative instruments as of March 31, 2017 and December 31, 2016, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $5 million and $4 million of Dominion Gas’ commodity-based derivative instruments as of March 31, 2017 and December 31, 2016, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2017 or December 31, 2016.

The Companies also use interest rate derivatives, including forward-starting swaps, as cash flow hedges of forecasted interest payments. As of March 31, 2017, Dominion and Virginia Power had $4.4 billion and $2.2 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $80 million and $67 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at March 31, 2017. As of December 31, 2016, Dominion and Virginia Power had $2.9 billion and $1.7 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $58 million and $45 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at December 31, 2016.

Dominion Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of March 31, 2017 and December 31, 2016, Dominion and Dominion Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% increase in market interest rates would have resulted in a $6 million and $5 million decrease in the fair value of Dominion Gas’ foreign currency swaps at March 31, 2017 and December 31, 2016, respectively.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $100 million and $28 million for the three months ended March 31, 2017 and 2016, respectively, and $144 million for the year ended December 31, 2016. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $76 million and $38 million for the three months ended March 31, 2017 and 2016, respectively, and $183 million for the year ended December 31, 2016.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $47 million and $13 million for the three months ended March 31, 2017 and 2016, respectively, and $67 million for the year ended December 31, 2016. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $34 million and $23 million for the three months March 31, 2017 and 2016, respectively, and $93 million for the year ended December 31, 2016.

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

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016.

•	Notes 12 and 15 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/17-1/31/17	58	$76.59	—	19,629,059 shares/ $1.18 billion
2/1/17-2/28/17	74,275	71.85	—	19,629,059 shares/ $1.18 billion
3/1/17-3/31/17	2,579	76.25	—	19,629,059 shares/ $1.18 billion

Total	76,912	$72.00	—	19,629,059 shares/ $1.18 billion

(1)	In January, February and March 2017, 58 shares, 74,275 shares and 2,579 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 17, 2015 (Exhibit 3.1, Form 8-K filed December 17, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4.1	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.2	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Twelfth Supplemental Indenture, dated January 1, 2006 (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Thirteenth Supplemental Indenture, dated as of January 1, 2006 (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Form of Seventeenth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2013 (Exhibit 4.3, Form 8-K filed August 15, 2013, File No. 1-2255); Twenty-Seventh Supplemental Indenture, dated February 1, 2014 (Exhibit 4.3, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Eighth Supplemental Indenture, dated February 1, 2014 (Exhibit 4.4, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Ninth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.3, Form 8-K filed May 13, 2015, File No. 1-02255); Thirtieth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.4, Form 8-K filed May 13, 2015, File No. 1-02255); Thirty-First Supplemental Indenture, dated January 1, 2016 (Exhibit 4.3, Form 8-K filed January 14, 2016, File No. 000-55337); Thirty-Second Supplemental Indenture, dated November 1, 2016 (Exhibit 4.3, Form 8-K filed November 16, 2016, File No. 000-55337); Thirty-Third Supplemental Indenture, dated November 1, 2016 (Exhibit 4.4, Form 8-K filed November 16, 2016, File No. 000-55337); Thirty-Fourth Supplemental Indenture, dated March 1, 2017 (Exhibit 4.3, Form 8-K filed March 16, 2017; File No. 000-55337).	X	X

4.3	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (Exhibit 4.1, Form 10-Q filed November 9, 2016, File No. 1-8489); Eighth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489); Ninth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.2, Form 8-K filed January 12, 2017, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (filed herewith).	X

10.1*	2017 Performance Grant Plan (Transition Grant) under the 2017 Long-Term Incentive Program approved January 24, 2017 (Exhibit 10.45, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489).	X	X	X

10.2*	Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Program approved January 24, 2017 (Exhibit 10.46, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489).	X	X	X

10.3*	2017 Performance Grant Plan under the 2014 Incentive Compensation Plan approved January 24, 2017 (filed herewith).	X	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

May 4, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 4, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION GAS HOLDINGS, LLC Registrant

May 4, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power	Dominion Gas

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 17, 2015 (Exhibit 3.1, Form 8-K filed December 17, 2015, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form S-4 filed April 4, 2014, File No. 333-195066).			X

4.1	Dominion Resources, Inc., Virginia Electric and Power Company and Dominion Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X	X

4.2	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Twelfth Supplemental Indenture, dated January 1, 2006 (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Thirteenth Supplemental Indenture, dated as of January 1, 2006 (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Form of Seventeenth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2013 (Exhibit 4.3, Form 8-K filed August 15, 2013, File No. 1-2255); Twenty-Seventh Supplemental Indenture, dated February 1, 2014 (Exhibit 4.3, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Eighth Supplemental Indenture, dated February 1, 2014 (Exhibit 4.4, Form 8-K filed February 7, 2014, File No. 1-2255); Twenty-Ninth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.3, Form 8-K filed May 13, 2015, File No. 1-02255); Thirtieth Supplemental Indenture, dated May 1, 2015 (Exhibit 4.4, Form 8-K filed May 13, 2015, File No. 1-02255); Thirty-First Supplemental Indenture, dated January 1, 2016 (Exhibit 4.3, Form 8-K filed January 14, 2016, File No. 000-55337); Thirty-Second Supplemental Indenture, dated November 1, 2016 (Exhibit 4.3, Form 8-K filed November 16, 2016, File No. 000-55337); Thirty-Third Supplemental Indenture, dated November 1, 2016 (Exhibit 4.4, Form 8-K filed November 16, 2016, File No. 000-55337); Thirty-Fourth Supplemental Indenture, dated March 1, 2017 (Exhibit 4.3, Form 8-K filed March 16, 2017; File No. 000-55337).	X	X

4.3	Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (Exhibit 4.1, Form 10-Q filed November 9, 2016, File No. 1-8489); Eighth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489); Ninth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.2, Form 8-K filed January 12, 2017, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (filed herewith).	X

10.1*	2017 Performance Grant Plan (Transition Grant) under the 2017 Long-Term Incentive Program approved January 24, 2017 (Exhibit 10.45, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489).	X	X	X

10.2*	Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Program approved January 24, 2017 (Exhibit 10.46, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489).	X	X	X

10.3*	2017 Performance Grant Plan under the 2014 Incentive Compensation Plan approved January 24, 2017 (filed herewith).	X	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

32.c	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).			X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

101	The following financial statements from Dominion Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s and Dominion Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X	X