Form 10-Q
period 2017-06-30
DOMINION ENERGY INC /VA/; Dominion Energy Gas Holdings, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2017-08-03
CIK 715957, 1603291, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants’ telephone number	I.R.S. Employer Identification Number

001-08489	DOMINION ENERGY, INC. Formerly Known As Dominion Resources, Inc.	54-1229715

000-55337	VIRGINIA ELECTRIC AND POWER COMPANY	54-0418825

001-37591	DOMINION ENERGY GAS HOLDINGS, LLC Formerly Known As Dominion Gas Holdings, LLC	46-3639580

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

Dominion Energy, Inc.    Yes  ☒    No  ☐             Virginia Electric and Power Company    Yes  ☒    No  ☐

Dominion Energy Gas Holdings, LLC    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Dominion Energy, Inc.    Yes  ☒    No  ☐             Virginia Electric and Power Company    Yes  ☒    No  ☐

Dominion Energy Gas Holdings, LLC    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Dominion Energy, Inc.

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

Dominion Energy Gas Holdings, LLC

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Energy Gas Holdings, LLC    Yes  ☐    No  ☒

At July 14, 2017, the latest practicable date for determination, Dominion Energy, Inc. had 642,585,953 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Energy, Inc. holds all of the membership interests of Dominion Energy Gas Holdings, LLC.

This combined Form 10-Q represents separate filings by Dominion Energy, Inc., Virginia Electric and Power Company and Dominion Energy Gas Holdings, LLC. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company and Dominion Energy Gas Holdings, LLC make no representations as to the information relating to Dominion Energy, Inc.’s other operations.

VIRGINIA ELECTRIC AND POWER COMPANY AND DOMINION ENERGY GAS HOLDINGS, LLC MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND ARE FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2013 Equity Units	Dominion Energy's 2013 Series A Equity Units and 2013 Series B Equity Units issued in June 2013
2014 Equity Units	Dominion Energy's 2014 Series A Equity Units issued in July 2014
2016 Equity Units	Dominion Energy's 2016 Series A Equity Units issued in August 2016
AFUDC	Allowance for funds used during construction
AMR	Automated meter reading program deployed by East Ohio
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Duke and Southern Company Gas
BACT	Best available control technology
bcf	Billion cubic feet
bcfe	Billion cubic feet equivalent
Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia
Brunswick County	A 1,376 MW combined cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California Independent System Operator
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
COL	Combined Construction Permit and Operating License
Companies	Dominion Energy, Virginia Power and Dominion Energy Gas, collectively
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Cove Point	Dominion Energy Cove Point LNG, LP (formerly known as Dominion Cove Point LNG, LP)
CPCN	Certificate of Public Convenience and Necessity
CWA	Clean Water Act
DECG	Dominion Energy Carolina Gas Transmission, LLC (formerly known as Dominion Carolina Gas Transmission, LLC)
DES	Dominion Energy Services, Inc. (formerly known as Dominion Resources Services, Inc.)
DETI	Dominion Energy Transmission, Inc. (formerly known as Dominion Transmission, Inc.)
DGI	Dominion Generation, Inc. (formerly known as Dominion Energy, Inc.)
DOE	Department of Energy
Dominion Energy

The legal entity, Dominion Energy, Inc. (formerly known as Dominion Resources, Inc.), one or more of its consolidated subsidiaries (other than Virginia Power and Dominion Energy Gas) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Abbreviation or Acronym	Definition
Dominion Energy Gas

The legal entity, Dominion Energy Gas Holdings, LLC (formerly known as Dominion Gas Holdings, LLC), one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Energy Gas Holdings, LLC and its consolidated subsidiaries

Dominion Energy Midstream

The legal entity, Dominion Energy Midstream Partners, LP (formerly known as Dominion Midstream Partners, LP), one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC, DECG and Dominion Energy Questar Pipeline (beginning December 1, 2016) or operating segment, or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries

Dominion Energy Questar

The legal entity, Dominion Energy Questar Corporation (formerly known as Dominion Questar Corporation), one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Energy Questar Corporation and its consolidated subsidiaries

Dominion Energy Questar Combination	Dominion Energy's acquisition of Dominion Energy Questar completed on September 16, 2016 pursuant to the terms of the agreement and plan of merger entered on January 31, 2016
Dominion Energy Questar Pipeline

Dominion Energy Questar Pipeline, LLC (formerly known as Questar Pipeline, LLC), one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries

Dominion Iroquois	Dominion Iroquois, Inc., which holds a 24.07% noncontrolling partnership interest in Iroquois
DSM	Demand-side management
Dth	Dekatherm
Duke	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
East Ohio	The East Ohio Gas Company
EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a wholly-owned subsidiary of NRG effective November 2016
Fowler Ridge	A wind-turbine facility joint venture between Dominion Energy and BP Wind Energy North America Inc. in Benton County, Indiana
FTA	Free Trade Agreement
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Infrastructure	Gas Infrastructure Group operating segment
GHG	Greenhouse gas
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a wholly-owned subsidiary of NRG effective November 2016
Greensville County	An approximately 1,588 MW combined cycle, natural gas-fired power station under construction in Greensville County, Virginia
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Hope	Hope Gas, Inc.
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a wholly-owned subsidiary of NRG effective November 2016
Iroquois	Iroquois Gas Transmission System, L.P.

Abbreviation or Acronym	Definition
ISO-NE	Independent System Operator New England
kV	Kilovolt
Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point
LNG	Liquefied natural gas
Local 69	Local 69, Utility Workers Union of America, United Gas Workers
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NedPower	A wind-turbine facility joint venture between Dominion Energy and Shell Wind Energy, Inc. in Grant County, West Virginia
NGL	Natural gas liquid
NOx	Nitrogen oxide
NRC	Nuclear Regulatory Commission
NRG

The legal entity, NRG Energy, Inc., one or more of its consolidated subsidiaries (including, effective November 2016, Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of NRG Energy, Inc. and its consolidated subsidiaries

NSPS	New Source Performance Standards
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PIPP	Percentage of Income Payment Plan deployed by East Ohio
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
Power Delivery	Power Delivery Group operating segment
Power Generation	Power Generation Group operating segment
ppb	Parts-per-billion
PSD	Prevention of Significant Deterioration
Questar Gas	Questar Gas Company
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power's coal-fired power stations to biomass
Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center

Abbreviation or Acronym	Definition
Rider T1

A rate adjustment clause to recover the difference between revenues produced from transmission rates included in base rates, and the new total revenue requirement developed annually for the rate years effective September 1

Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland, Scott Solar and Whitehouse
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases
ROE	Return on equity
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	Securities and Exchange Commission
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions, except per share amounts)
Operating Revenue	$2,813	$2,598	$6,197	$5,519
Operating Expenses
Electric fuel and other energy-related purchases	498	551	1,073	1,185
Purchased (excess) electric capacity	(12)	45	(29)	113
Purchased gas	112	56	417	175
Other operations and maintenance	779	665	1,517	1,368
Depreciation, depletion and amortization	467	361	936	712
Other taxes	168	139	357	303
Total operating expenses	2,012	1,817	4,271	3,856
Income from operations	801	781	1,926	1,663
Other income	60	72	176	126
Interest and related charges	308	239	600	465
Income from operations including noncontrolling interests before income tax expense	553	614	1,502	1,324
Income tax expense	136	152	411	331
Net Income Including Noncontrolling Interests	417	462	1,091	993
Noncontrolling Interests	27	10	69	17
Net Income Attributable to Dominion Energy	$390	$452	$1,022	$976
Earnings Per Common Share
Net income attributable to Dominion Energy - Basic	$0.62	$0.73	$1.63	$1.61
Net income attributable to Dominion Energy - Diluted	0.62	0.73	1.63	1.61
Dividends Declared Per Common Share	$0.7550	$0.7000	$1.5100	$1.4000

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Net income including noncontrolling interests	$417	$462	$1,091	$993
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	28	(11)	71	42
Changes in unrealized net gains on investment securities(2)	35	26	93	41
Amounts reclassified to net income (loss):
Net derivative gains-hedging activities(3)	(18)	(44)	(41)	(107)
Net realized gains on investment securities(4)	(4)	(8)	(32)	(10)
Net pension and other postretirement benefit costs(5)	11	8	24	16
Changes in other comprehensive income (loss) from equity method investees(6)	1	(1)	2	(1)
Total other comprehensive income (loss)	53	(30)	117	(19)
Comprehensive income including noncontrolling interests	470	432	1,208	974
Comprehensive income attributable to noncontrolling interests	27	10	69	17
Comprehensive income attributable to Dominion Energy	$443	$422	$1,139	$957
(1)

Net of $(17) million and $7 million tax for the three months ended June 30, 2017 and 2016, respectively, and net of $(44) million and $(26) million tax for the six months ended June 30, 2017 and 2016, respectively.

(2)

Net of $(18) million and $(15) million tax for the three months ended June 30, 2017 and 2016, respectively, and net of $(53) million and $(25) million tax for the six months ended June 30, 2017 and 2016, respectively.

(3)

Net of $11 million and $28 million tax for the three months ended June 30, 2017 and 2016, respectively, and net of $25 million and $67 million tax for the six months ended June 30, 2017 and 2016, respectively.

(4)

Net of $2 million and $5 million tax for the three months ended June 30, 2017 and 2016, respectively, and net of $18 million and $6 million tax for the six months ended June 30, 2017 and 2016, respectively.

(5)

Net of $(10) million and $(6) million tax for the three months ended June 30, 2017 and 2016, respectively, and net of $(18) million and $(12) million tax for the six months ended June 30, 2017 and 2016, respectively.

(6)	Net of $--- million tax for both the three months ended June 30, 2017 and 2016,and net of $(1) million and $--- million tax for the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$260	$261
Customer receivables (less allowance for doubtful accounts of $32 and $18)	1,242	1,523
Other receivables (less allowance for doubtful accounts of $2 at both dates)	153	183
Inventories	1,469	1,524
Other	787	757
Total current assets	3,911	4,248
Investments
Nuclear decommissioning trust funds	4,735	4,484
Investment in equity method affiliates	1,808	1,561
Other	315	298
Total investments	6,858	6,343
Property, Plant and Equipment
Property, plant and equipment	72,163	69,556
Accumulated depreciation, depletion and amortization	(20,415)	(19,592)
Total property, plant and equipment, net	51,748	49,964
Deferred Charges and Other Assets
Goodwill	6,399	6,399
Regulatory assets	2,487	2,473
Other	2,499	2,183
Total deferred charges and other assets	11,385	11,055
Total assets	$73,902	$71,610
(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$4,050	$1,709
Short-term debt	2,833	3,155
Accounts payable	695	1,000
Accrued interest, payroll and taxes	725	798
Regulatory liabilities	106	163
Other	1,093	1,290
Total current liabilities	9,502	8,115
Long-Term Debt
Long-term debt	24,799	24,878
Junior subordinated notes	3,980	2,980
Remarketable subordinated notes	1,376	2,373
Total long-term debt	30,155	30,231
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	9,099	8,602
Regulatory liabilities	2,803	2,622
Other	5,138	5,200
Total deferred credits and other liabilities	17,040	16,424
Total liabilities	56,697	54,770
Commitments and Contingencies (see Note 15)
Equity
Common stock – no par(2)	8,717	8,550
Retained earnings	6,938	6,854
Accumulated other comprehensive loss	(682)	(799)
Total common shareholders' equity	14,973	14,605
Noncontrolling interests	2,232	2,235
Total equity	17,205	16,840
Total liabilities and equity	$73,902	$71,610
(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	1 billion shares authorized; 630 million shares and 628 million shares outstanding at June 30, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Dominion Energy Shareholders		Total Common
	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions)
December 31, 2015	596	$6,680	$6,458	$(474)	$12,664	$938	$13,602
Net income including noncontrolling interests			976		976	17	993
Contributions from SunEdison to Four Brothers and Three Cedars					—	162	162
Sale of interest in merchant solar projects		22			22	117	139
Purchase of Dominion Energy Midstream common units		(2)			(2)	(11)	(13)
Issuance of common stock	21	1,458			1,458		1,458
Stock awards (net of change in unearned compensation)		6			6		6
Dividends and distributions			(849)		(849)	(23)	(872)
Other comprehensive loss, net of tax				(19)	(19)		(19)
Other		(4)			(4)		(4)
June 30, 2016	617	$8,160	$6,585	$(493)	$14,252	$1,200	$15,452

December 31, 2016	628	$8,550	$6,854	$(799)	$14,605	$2,235	$16,840
Net income including noncontrolling interests			1,022		1,022	69	1,091
Contributions from NRG to Four Brothers and Three Cedars					—	9	9
Issuance of common stock	2	156			156		156
Stock awards (net of change in unearned compensation)		11			11		11
Dividends and distributions			(949)		(949)	(82)	(1,031)
Other comprehensive income, net of tax				117	117		117
Other			11		11	1	12
June 30, 2017	630	$8,717	$6,938	$(682)	$14,973	$2,232	$17,205

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2017	2016
(millions)
Operating Activities
Net income including noncontrolling interests	$1,091	$993
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,088	853
Deferred income taxes and investment tax credits	406	275
Proceeds from assignment of tower rental portfolio	91	—
Gains on the sales of assets and equity method investment in Iroquois	—	(45)
Contribution to pension plan	(75)	—
Other adjustments	(72)	(27)
Changes in:
Accounts receivable	307	82
Inventories	21	(3)
Deferred fuel and purchased gas costs, net	(79)	114
Prepayments	32	55
Accounts payable	(211)	(92)
Accrued interest, payroll and taxes	(73)	46
Margin deposit assets and liabilities	54	(13)
Other operating assets and liabilities	(228)	(220)
Net cash provided by operating activities	2,352	2,018
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(2,748)	(3,150)
Acquisition of solar development projects	(280)	(10)
Proceeds from sales of securities	1,119	709
Purchases of securities	(1,156)	(752)
Restricted cash and cash equivalents	(3)	(500)
Contributions to equity method affiliates	(252)	(76)
Other	4	54
Net cash used in investing activities	(3,316)	(3,725)
Financing Activities
Repayment of short-term debt, net	(322)	(72)
Repayment and repurchase of short-term notes	—	(600)
Issuance of long-term debt	2,730	1,930
Repayment and repurchase of long-term debt	(490)	(500)
Proceeds from sale of interest in merchant solar projects	—	117
Contributions from NRG and SunEdison to Four Brothers and Three Cedars	9	162
Issuance of common stock	156	1,458
Common dividend payments	(949)	(849)
Other	(171)	(169)
Net cash provided by financing activities	963	1,477
Decrease in cash and cash equivalents	(1)	(230)
Cash and cash equivalents at beginning of period	261	607
Cash and cash equivalents at end of period	$260	$377
Supplemental Cash Flow Information
Significant noncash investing and financing activities(1):
Accrued capital expenditures	$270	$257
(1)	See Note 14 for noncash financing activities related to the remarketing of remarketable subordinated notes.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Operating Revenue(1)	$1,747	$1,776	$3,578	$3,666
Operating Expenses
Electric fuel and other energy-related purchases(1)	409	475	865	1,011
Purchased (excess) electric capacity	(12)	45	(29)	113
Other operations and maintenance:
Affiliated suppliers	75	64	153	165
Other	304	322	600	671
Depreciation and amortization	280	247	566	495
Other taxes	78	70	157	144
Total operating expenses	1,134	1,223	2,312	2,599
Income from operations	613	553	1,266	1,067
Other income	13	18	44	34
Interest and related charges(1)	125	113	245	227
Income before income tax expense	501	458	1,065	874
Income tax expense	183	178	391	331
Net Income	$318	$280	$674	$543
(1)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$44	$11
Customer receivables (less allowance for doubtful accounts of $25 and $10)	840	892
Other receivables (less allowance for doubtful accounts of $1 at both dates)	56	99
Affiliated receivables	61	112
Inventories (average cost method)	834	853
Other(2)	312	281
Total current assets	2,147	2,248
Investments
Nuclear decommissioning trust funds	2,223	2,106
Other	3	3
Total investments	2,226	2,109
Property, Plant and Equipment
Property, plant and equipment	41,189	40,030
Accumulated depreciation and amortization	(12,931)	(12,436)
Total property, plant and equipment, net	28,258	27,594
Deferred Charges and Other Assets
Regulatory assets	851	770
Pension and other postretirement benefit assets(2)	165	130
Other(2)	477	457
Total deferred charges and other assets	1,493	1,357
Total assets	$34,124	$33,308
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$1,451	$678
Short-term debt	416	65
Accounts payable	347	444
Payables to affiliates	106	109
Affiliated current borrowings	12	262
Accrued interest, payroll and taxes	263	239
Other(2)	585	725
Total current liabilities	3,180	2,522
Long-Term Debt	9,749	9,852
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,277	5,103
Asset retirement obligations	1,283	1,262
Regulatory liabilities	2,115	1,962
Other(2)	828	742
Total deferred credits and other liabilities	9,503	9,069
Total liabilities	22,432	21,443
Commitments and Contingencies (see Note 15)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	4,790	4,968
Accumulated other comprehensive income	51	46
Total common shareholder’s equity	11,692	11,865
Total liabilities and shareholder’s equity	$34,124	$33,308
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at June 30, 2017 and December 31, 2016.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2017	2016
(millions)
Operating Activities
Net income	$674	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	665	589
Deferred income taxes and investment tax credits	167	228
Proceeds from assignment of tower rental portfolio	91	—
Other adjustments	(20)	(11)
Changes in:
Accounts receivable	92	7
Affiliated receivables and payables	39	295
Inventories	19	13
Prepayments	(4)	(35)
Deferred fuel expenses, net	(78)	105
Accounts payable	(32)	(10)
Accrued interest, payroll and taxes	23	39
Other operating assets and liabilities	(145)	(61)
Net cash provided by operating activities	1,491	1,702
Investing Activities
Plant construction and other property additions	(1,219)	(1,226)
Purchases of nuclear fuel	(116)	(78)
Proceeds from sales of securities	498	347
Purchases of securities	(517)	(373)
Other	(17)	(6)
Net cash used in investing activities	(1,371)	(1,336)
Financing Activities
Issuance (repayment) of short-term debt, net	351	(233)
Repayment of affiliated current borrowings, net	(250)	(376)
Issuance of long-term debt	750	750
Repayment of long-term debt	(78)	(457)
Common dividend payments to parent	(854)	—
Other	(6)	(7)
Net cash used in financing activities	(87)	(323)
Increase in cash and cash equivalents	33	43
Cash and cash equivalents at beginning of period	11	18
Cash and cash equivalents at end of period	$44	$61
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$169	$142

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Operating Revenue(1)	$422	$368	$912	$799
Operating Expenses
Purchased gas(1)	38	16	81	50
Other energy-related purchases	2	1	7	4
Other operations and maintenance:
Affiliated suppliers	20	16	45	43
Other	126	58	259	155
Depreciation and amortization	56	52	110	95
Other taxes	43	39	97	91
Total operating expenses	285	182	599	438
Income from operations	137	186	313	361
Earnings from equity method investee	4	3	11	9
Other income	5	6	10	6
Interest and related charges(1)	24	23	47	45
Income from operations before income taxes	122	172	287	331
Income tax expense	45	67	102	128
Net Income	$77	$105	$185	$203
(1)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas' Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Net income	$77	$105	$185	$203
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	11	(9)	2	(15)
Amounts reclassified to net income (loss):
Net derivative gains-hedging activities(2)	(12)	—	(1)	(2)
Net pension and other postretirement benefit costs(3)	2	1	2	1
Total other comprehensive income (loss)	1	(8)	3	(16)
Comprehensive income	$78	$97	$188	$187
(1)

Net of $(7) million and $4 million tax for the three months ended June 30, 2017 and 2016, respectively, and net of $(1) million and $8 million tax for the six months ended June 30, 2017 and 2016, respectively.

(2)	Net of $7 million and $(2) million tax for the three months ended June 30, 2017 and 2016, respectively, and net of $--- million tax for both the six months ended June 30, 2017 and 2016.
(3)	Net of $--- million tax for both the three months ended June 30, 2017 and 2016, and net of $(1) million tax for both the six months ended June 30, 2017 and 2016.

The accompanying notes are an integral part of Dominion Energy Gas' Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$4	$23
Restricted cash	30	20
Customer receivables (less allowance for doubtful accounts of $1 at both dates)	203	281
Other receivables (less allowance for doubtful accounts of $1 at both dates)(2)	18	13
Affiliated receivables	26	17
Inventories	82	70
Gas imbalances(2)	89	37
Other(2)	112	121
Total current assets	564	582
Investments	99	99
Property, Plant and Equipment
Property, plant and equipment	10,701	10,475
Accumulated depreciation and amortization	(2,948)	(2,851)
Total property, plant and equipment, net	7,753	7,624
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	1,677	1,557
Other(2)	1,263	1,280
Total deferred charges and other assets	2,940	2,837
Total assets	$11,356	$11,142
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas' Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$615	$460
Accounts payable	118	221
Payables to affiliates	18	29
Affiliated current borrowings	24	118
Accrued interest, payroll and taxes	174	225
Other(2)	163	162
Total current liabilities	1,112	1,215
Long-Term Debt	3,553	3,528
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,557	2,438
Other(2)	423	425
Total deferred credits and other liabilities	2,980	2,863
Total liabilities	7,645	7,606
Commitments and Contingencies (see Note 15)
Equity
Membership interests	3,831	3,659
Accumulated other comprehensive loss	(120)	(123)
Total equity	3,711	3,536
Total liabilities and equity	$11,356	$11,142
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas' Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2017	2016
(millions)
Operating Activities
Net income	$185	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on the sales of assets and equity method investment in Iroquois	—	(45)
Depreciation and amortization	110	95
Deferred income taxes and investment tax credits	112	125
Other adjustments	(6)	4
Changes in:
Accounts receivable	73	39
Affiliated receivables and payables	(19)	87
Inventories	(12)	(12)
Deferred purchased gas costs, net	11	11
Prepayments	18	29
Accounts payable	(97)	(75)
Accrued interest, payroll and taxes	(52)	(28)
Pension and other postretirement benefits	(65)	(65)
Other operating assets and liabilities	(3)	(43)
Net cash provided by operating activities	255	325
Investing Activities
Plant construction and other property additions	(309)	(393)
Proceeds from sale of equity method investment in Iroquois	—	7
Proceeds from assignments of shale development rights	—	5
Other	(11)	(5)
Net cash used in investing activities	(320)	(386)
Financing Activities
Issuance (repayment) of short-term debt, net	155	(153)
Issuance of long-term debt	—	680
Repayment of affiliated current borrowings, net	(94)	(95)
Distribution payments to parent	(15)	(150)
Other	—	(8)
Net cash provided by financing activities	46	274
Increase (decrease) in cash and cash equivalents	(19)	213
Cash and cash equivalents at beginning of period	23	13
Cash and cash equivalents at end of period	$4	$226
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$44	$42

The accompanying notes are an integral part of Dominion Energy Gas' Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Energy Gas. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Dominion Energy Gas is a holding company that conducts business activities through a regulated interstate natural gas transmission pipeline and underground storage system in the Northeast, mid-Atlantic and Midwest states, regulated gas transportation and distribution operations in Ohio, and gas gathering and processing activities primarily in West Virginia, Ohio and Pennsylvania. See Note 3 for a description of operations acquired in the Dominion Energy Questar Combination.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies' accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

In the Companies' opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of June 30, 2017, their results of operations for the three and six months ended June 30, 2017 and 2016, their cash flows for the six months ended June 30, 2017 and 2016 and Dominion Energy's changes in equity for the six months ended June 30, 2017 and 2016. Such adjustments are normal and recurring in nature unless otherwise noted.
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

The Companies' accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At June 30, 2017, Dominion Energy owns the general partner, 50.9% of the common and subordinated units and 37.5% of the convertible preferred interests in Dominion Energy Midstream. The public’s ownership interest in Dominion Energy Midstream is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Also, at June 30, 2017, Dominion Energy owns 50% of the units in and consolidates Four Brothers and Three Cedars. NRG's ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners' 33% interest in certain Dominion Energy merchant solar projects, is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies' 2016 Consolidated Financial Statements and Notes have been reclassified to conform to the 2017 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power and/or Dominion Energy Gas, where applicable. With the exception of the items described below, there have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

Property, Plant and Equipment

In the first quarter of 2017, Virginia Power revised the depreciation rates for its assets to reflect the results of a new depreciation study. This change resulted in an increase in depreciation expense of $22 million ($13 million after-tax) for the six months ended June 30, 2017 and is expected to increase annual depreciation by approximately $40 million ($25 million after-tax). Additionally, Dominion Energy revised the depreciable lives for its merchant generation assets, excluding Millstone, which resulted in a decrease in depreciation expense of $13 million ($8 million after-tax) for the six months ended June 30, 2017 and is expected to decrease annual depreciation by approximately $26 million ($16 million after-tax).

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

Note 3. Acquisitions and Dispositions

Dominion Energy

Acquisition of Dominion Energy Questar

In September 2016, Dominion Energy completed the Dominion Energy Questar Combination and Dominion Energy Questar became a wholly-owned subsidiary of Dominion Energy. Dominion Energy Questar, a Rockies-based integrated natural gas company, included Questar Gas, Wexpro Company and Dominion Energy Questar Pipeline at closing. Questar Gas has regulated gas distribution operations in Utah, southwestern Wyoming and southeastern Idaho. Wexpro Company develops and produces natural gas from reserves that are supplied to Questar Gas under a cost-of-service framework. Dominion Energy Questar Pipeline provides FERC-regulated interstate natural gas transportation and storage services in Utah, Wyoming and western Colorado. The Dominion Energy Questar Combination provides Dominion Energy with pipeline infrastructure that provides a principal source of gas supply to Western states. Dominion Energy Questar’s regulated businesses also provide further balance between Dominion Energy’s electric and gas operations.

In accordance with the terms of the Dominion Energy Questar Combination, at closing, each share of issued and outstanding Dominion Energy Questar common stock was converted into the right to receive $25.00 per share in cash. The total consideration was $4.4 billion based on 175.5 million shares of Dominion Energy Questar outstanding at closing.

Dominion Energy financed the Dominion Energy Questar Combination through the: (1) August 2016 issuance of $1.4 billion of 2016 Equity Units, (2) August 2016 issuance of $1.3 billion of senior notes, (3) September 2016 borrowing of $1.2 billion under a term loan agreement and (4) $500 million of the proceeds from the April 2016 issuance of common stock. See Notes 17 and 19 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016 for more information.

See Note 3 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the Dominion Energy Questar Combination including purchase price allocation, regulatory matters, results of operations, and the contribution of Dominion Energy Questar Pipeline to Dominion Energy Midstream.

Pro Forma Information

The following unaudited pro forma financial information reflects the consolidated results of operations of Dominion Energy assuming the Dominion Energy Questar Combination had taken place on January 1, 2015. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of the combined company.

	Three Months Ended June 30, 2016(1)	Six Months Ended June 30, 2016(1)
(millions, except EPS)
Operating Revenue	$2,772	$6,149
Net income attributable to Dominion Energy	490	1,103
Earnings Per Common Share – Basic	$0.80	$1.82
Earnings Per Common Share – Diluted	$0.80	$1.82
(1)	Amounts include adjustments for non-recurring costs directly related to the Dominion Energy Questar Combination.

Wholly-Owned Merchant Solar Projects

In January 2017, Dominion Energy entered into an agreement to acquire 100% of the equity interests of a solar project in North Carolina from Cypress Creek Renewables, LLC for cash consideration. In May 2017, Dominion Energy closed on the acquisition for $154 million, all of which was allocated to property, plant and equipment. The facility commenced commercial operations in June 2017, at a cost of $160 million, including the initial acquisition cost, and generates approximately 79 MW.

In September 2016, Dominion Energy entered into an agreement to acquire 100% of the equity interests of a solar project in Virginia from Community Energy Solar, LLC for cash consideration. In February 2017, Dominion Energy closed on the acquisition for $29 million, all of which was allocated to property, plant and equipment. The project is expected to cost approximately $205 million once constructed, including the initial acquisition cost. The facility is expected to begin commercial operations during the fourth quarter of 2017 and to generate approximately 100 MW.

In August 2016, Dominion Energy entered into an agreement to acquire 100% of the equity interests of two solar projects in California from Solar Frontier Americas Holding LLC for cash consideration. In March 2017, Dominion Energy closed on the acquisition of one of the solar projects for $77 million, all of which was allocated to property, plant and equipment. The facility commenced commercial operations in June 2017, at a cost of $78 million, including the initial acquisition cost, and generates approximately 30 MW. In April 2017, Dominion Energy discontinued efforts on the acquisition of the additional 20 MW solar project from Solar Frontier Americas Holding LLC.

In May 2017, Dominion Energy entered into an agreement to acquire 100% of the equity interests of two solar projects in Virginia from Hecate Energy Virginia C&C LLC for cash consideration of $56 million. Dominion Energy completed the acquisition of one of the projects in June 2017 for $16 million, with the additional closing expected to occur in the third quarter of 2017 and commencement of commercial operations expected to occur by the end of 2017. The projects are expected to cost approximately $60 million once constructed, including the initial acquisition costs, and to generate approximately 30 MW combined.

In June 2017, Dominion Energy entered into an agreement to acquire 100% of the equity interests of four solar projects in North Carolina from Strata Solar Development, LLC and Moorings Farm 2 Holdco, LLC for cash consideration of $40 million. Dominion Energy completed the acquisition of two of the projects in June 2017 for $20 million, with the additional closings expected to occur in the third quarter of 2017 and commencement of commercial operations expected to occur by the end of 2017. The projects are expected to cost approximately $45 million once constructed, including the initial acquisition costs, and to generate approximately 19 MW combined.

Long-term power purchase, interconnection and operation and maintenance agreements have been executed for all of the projects described above. These projects are included in Power Generation. Dominion Energy has claimed or will claim federal investment tax credits on these solar projects.

Sale of Interest in Merchant Solar Projects

In September 2015, Dominion Energy signed an agreement to sell a noncontrolling interest (consisting of 33% of the equity interests) in all of its then currently wholly-owned merchant solar projects, 24 solar projects totaling approximately 425 MW, to SunEdison. In December 2015, the sale of interest in 15 of the solar projects closed for $184 million with the sale of interest in the remaining projects completed in January 2016 for $117 million. Upon closing, SunEdison sold its interest in these projects to Terra Nova Renewable Partners. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred at June 30, 2017 nor are expected to occur in the remainder of 2017.

Virginia Power

Assignment of Tower Rental Portfolio

Virginia Power rents space on certain of its electric transmission towers to various wireless carriers for communications antennas and other equipment. In March 2017, Virginia Power sold its rental portfolio to Vertical Bridge Towers II, LLC for $91 million in cash. The proceeds are subject to Virginia Power's FERC-regulated tariff, under which it is required to return half of the proceeds to customers. Virginia Power recognized $1 million and $8 million in other income for the three and six months ended June 30, 2017, respectively, with the remaining $38 million to be recognized ratably through 2023.

Dominion Energy Gas

Assignment of Shale Development Rights

In December 2013, Dominion Energy Gas closed an agreement with a natural gas producer to convey over time approximately 79,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for payments to Dominion Energy Gas, subject to customary adjustments, of up to approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In March 2015, Dominion Energy Gas and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of approximately 9,000 acres of Marcellus Shale development rights and a two year extension of the term of the original agreement.  In April 2016, Dominion Energy Gas and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of a 32% partial interest in the remaining approximately 70,000 acres. This conveyance resulted in the recognition of $35 million ($21 million after-tax) of previously deferred revenue to operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income.

In November 2014, Dominion Energy Gas closed on an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. In connection with that agreement, in January 2016, Dominion Energy Gas conveyed approximately 2,000 acres of Marcellus Shale development rights and received proceeds of $5 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax) gain, included in other operations and maintenance expense in Dominion Energy Gas' Consolidated Statements of Income.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Dominion Energy
Electric sales:
Regulated	$1,716	$1,718	$3,482	$3,560
Nonregulated	307	335	734	724
Gas sales:
Regulated	151	26	599	91
Nonregulated	110	54	254	172
Gas transportation and storage	430	369	922	784
Other	99	96	206	188
Total operating revenue	$2,813	$2,598	$6,197	$5,519
Virginia Power
Regulated electric sales	$1,716	$1,718	$3,482	$3,560
Other	31	58	96	106
Total operating revenue	$1,747	$1,776	$3,578	$3,666
Dominion Energy Gas
Gas sales:
Regulated	$15	$12	$47	$41
Nonregulated	8	6	10	7
Gas transportation and storage	342	301	738	652
Other	57	49	117	99
Total operating revenue	$422	$368	$912	$799

Note 5.Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies' effective income tax rate as follows:

	Dominion Energy		Virginia Power		Dominion Energy Gas
Six Months Ended June 30,	2017	2016	2017	2016	2017	2016
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.8	4.3	3.7	4.0	1.5	3.8
Investment tax credits	(5.5)	(9.9)	(0.8)	—	—	—
Production tax credits	(0.8)	(0.8)	(0.5)	(0.6)	—	—
State legislative change	—	(1.3)	—	—	—	—
AFUDC - equity	(1.4)	(0.7)	(0.6)	(0.7)	(1.0)	(0.2)
Other, net	(2.6)	(1.6)	(0.1)	0.2	—	0.1
Effective tax rate	27.5%	25.0%	36.7%	37.9%	35.5%	38.7%

The effective tax rates in 2017 for the Companies reflect the completion of audits by state tax authorities that resulted in the recognition of previously unrecognized tax benefits. At December 31, 2016, Virginia Power’s unrecognized tax benefits included state refund claims for open tax years through 2011. Management believed settlement of the claims, including interest thereon, within the next twelve months was remote. In June 2017, Virginia Power received and accepted a cash offer to settle the refund claims. As a result of the settlement, Virginia Power decreased its unrecognized tax benefits by $8 million, and recognized a $2 million tax benefit, which impacted its effective tax rate. Also in connection with this settlement, Virginia Power realized interest income of $11 million, which is reflected in other income in the Consolidated Statements of Income. Otherwise, at June 30, 2017, there have been no material changes in the Companies' unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions, except EPS)
Net income attributable to Dominion Energy	$390	$452	$1,022	$976
Average shares of common stock outstanding – Basic	629.2	615.6	628.7	606.1
Net effect of dilutive securities(1)	—	1.4	—	1.5
Average shares of common stock outstanding – Diluted	629.2	617.0	628.7	607.6
Earnings Per Common Share – Basic	$0.62	$0.73	$1.63	$1.61
Earnings Per Common Share – Diluted	$0.62	$0.73	$1.63	$1.61
(1)

Dilutive securities consist primarily of the 2013 Equity Units for the three and six months ended June 30, 2016. See Note 17 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016 for more information.

The 2014 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2017 and 2016, as the dilutive stock price threshold was not met. The 2016 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2017, as the dilutive stock price threshold was not met. The Dominion Energy Midstream convertible preferred units are potentially dilutive securities but had no effect on the calculation of diluted EPS for the three and six months ended June 30, 2017.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives-Hedging Activities	Unrealized Gains and Losses on Investment Securities	Unrecognized Pension and Other Postretirement Benefit Costs	Other Comprehensive Income (Loss) From Equity Method Investee	Total
(millions)
Three Months Ended June 30, 2017
Beginning balance	$(260)	$599	$(1,069)	$(5)	$(735)
Other comprehensive income before reclassifications: gains	28	35	—	1	64
Amounts reclassified from AOCI(1): (gains) losses	(18)	(4)	11	—	(11)
Net current-period other comprehensive income	10	31	11	1	53
Ending balance	$(250)	$630	$(1,058)	$(4)	$(682)
Three Months Ended June 30, 2016
Beginning balance	$(186)	$517	$(789)	$(5)	$(463)
Other comprehensive income before reclassifications: gains (losses)	(11)	26	—	(1)	14
Amounts reclassified from AOCI(1): (gains) losses	(44)	(8)	8	—	(44)
Net current-period other comprehensive income (loss)	(55)	18	8	(1)	(30)
Ending balance	$(241)	$535	$(781)	$(6)	$(493)
Six Months Ended June 30, 2017
Beginning balance	$(280)	$569	$(1,082)	$(6)	$(799)
Other comprehensive income before reclassifications: gains	71	93	—	2	166
Amounts reclassified from AOCI(1): (gains) losses	(41)	(32)	24	—	(49)
Net current-period other comprehensive income	30	61	24	2	117
Ending balance	$(250)	$630	$(1,058)	$(4)	$(682)
Six Months Ended June 30, 2016
Beginning balance	$(176)	$504	$(797)	$(5)	$(474)
Other comprehensive income before reclassifications: gains (losses)	42	41	—	(1)	82
Amounts reclassified from AOCI(1): (gains) losses	(107)	(10)	16	—	(101)
Net current-period other comprehensive income (loss)	(65)	31	16	(1)	(19)
Ending balance	$(241)	$535	$(781)	$(6)	$(493)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(19)	Operating revenue
	(2)	Electric fuel and other energy-related purchases
Interest rate contracts	11	Interest and related charges
Foreign currency contracts	(19)	Other income
	(29)
Tax	11	Income tax expense
	$(18)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(11)	Other income
Impairment	5	Other income
	(6)
Tax	2	Income tax expense
	$(4)
Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(5)	Other operations and maintenance
Actuarial (gains) losses	26	Other operations and maintenance
	21
Tax	(10)	Income tax expense
	$11
Three Months Ended June 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(87)	Operating revenue
	2	Purchased gas
	3	Electric fuel and other energy-related purchases
Interest rate contracts	8	Interest and related charges
Foreign currency contracts	2	Other income
	(72)
Tax	28	Income tax expense
	$(44)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(20)	Other income
Impairment	7	Other income
	(13)
Tax	5	Income tax expense
	$(8)
Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(3)	Other operations and maintenance
Actuarial (gains) losses	17	Other operations and maintenance
	14
Tax	(6)	Income tax expense
	$8

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Six Months Ended June 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(81)	Operating revenue
	(2)	Electric fuel and other energy-related purchases
Interest rate contracts	23	Interest and related charges
Foreign currency contracts	(6)	Other income
	(66)
Tax	25	Income tax expense
	$(41)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(64)	Other income
Impairment	14	Other income
	(50)
Tax	18	Income tax expense
	$(32)
Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(9)	Other operations and maintenance
Actuarial (gains) losses	51	Other operations and maintenance
	42
Tax	(18)	Income tax expense
	$24
Six Months Ended June 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(201)	Operating revenue
	8	Purchased gas
	6	Electric fuel and other energy-related purchases
Interest rate contracts	11	Interest and related charges
Foreign currency contracts	2	Other income
	(174)
Tax	67	Income tax expense
	$(107)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(30)	Other income
Impairment	14	Other income
	(16)
Tax	6	Income tax expense
	$(10)
Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(7)	Other operations and maintenance
Actuarial (gains) losses	35	Other operations and maintenance
	28
Tax	(12)	Income tax expense
	$16

Dominion Energy Gas

The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives-Hedging Activities	Unrecognized Pension and Other Postretirement Benefit Costs	Total
(millions)
Three Months Ended June 30, 2017
Beginning balance	$(22)	$(99)	$(121)
Other comprehensive income before reclassifications: gains	11	—	11
Amounts reclassified from AOCI(1): (gains) losses	(12)	2	(10)
Net current-period other comprehensive income (loss)	(1)	2	1
Ending balance	$(23)	$(97)	$(120)
Three Months Ended June 30, 2016
Beginning balance	$(25)	$(82)	$(107)
Other comprehensive income before reclassifications: losses	(9)	—	(9)
Amounts reclassified from AOCI(1): losses	—	1	1
Net current-period other comprehensive income (loss)	(9)	1	(8)
Ending balance	$(34)	$(81)	$(115)
Six Months Ended June 30, 2017
Beginning balance	$(24)	$(99)	$(123)
Other comprehensive income before reclassifications: gains	2	—	2
Amounts reclassified from AOCI(1): (gains) losses	(1)	2	1
Net current-period other comprehensive income	1	2	3
Ending balance	$(23)	$(97)	$(120)
Six Months Ended June 30, 2016
Beginning balance	$(17)	$(82)	$(99)
Other comprehensive income before reclassifications: losses	(15)	—	(15)
Amounts reclassified from AOCI(1): (gains) losses	(2)	1	(1)
Net current-period other comprehensive income (loss)	(17)	1	(16)
Ending balance	$(34)	$(81)	$(115)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy Gas' reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(1)	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	(19)	Other income
	(19)
Tax	7	Income tax expense
	$(12)
Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance
	2
Tax	—	Income tax expense
	$2
Three Months Ended June 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Foreign currency contracts	$2	Other income
	2
Tax	(2)	Income tax expense
	$—
Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$1	Other operations and maintenance
	1
Tax	—	Income tax expense
	$1
Six Months Ended June 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$3	Operating revenue
Interest rate contracts	2	Interest and related charges
Foreign currency contracts	(6)	Other income
	(1)
Tax	—	Income tax expense
	$(1)
Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$3	Other operations and maintenance
	3
Tax	(1)	Income tax expense
	$2
Six Months Ended June 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(4)	Operating revenue
Foreign currency contracts	2	Other income
	(2)
Tax	—	Income tax expense
	$(2)
Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance
	2
Tax	(1)	Income tax expense
	$1

Note 8. Fair Value Measurements

The Companies' fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016. See Note 9 in this report for further information about the Companies' derivatives and hedge accounting activities.

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

The following table presents Dominion Energy's quantitative information about Level 3 fair value measurements at June 30, 2017.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$88	Discounted cash flow	Market price (per Dth)	(3)	(2) - 7	—
FTRs	16	Discounted cash flow	Market price (per MWh)	(3)	(1) - 4	1
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	2 - 7	3
			Price volatility	(4)	17% - 43%	25%
Electricity	47	Option model	Market Price (per MWh)	(3)	21 - 51	32
			Price volatility	(4)	14% - 57%	25%
Total assets	$153
Liabilities
Financial forwards:
FTRs	$1	Discounted cash flow	Market price (per MWh)	(3)	(2) - 4	1
Total liabilities	$1
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
June 30, 2017
Assets
Derivatives:
Commodity	$—	$99	$153	$252
Interest rate	—	14	—	14
Foreign currency	—	15	—	15
Investments(1):
Equity securities:
U.S.	3,161	—	—	3,161
Fixed income:
Corporate debt instruments	—	481	—	481
Government securities	452	622	—	1,074
Cash equivalents and other	5	—	—	5
Total assets	$3,618	$1,231	$153	$5,002
Liabilities
Derivatives:
Commodity	$—	$60	$1	$61
Interest rate	—	84	—	84
Foreign currency	—	5	—	5
Total liabilities	$—	$149	$1	$150
December 31, 2016
Assets
Derivatives:
Commodity	$—	$115	$147	$262
Interest rate	—	17	—	17
Investments(1):
Equity securities:
U.S.	2,913	—	—	2,913
Fixed income:
Corporate debt instruments	—	487	—	487
Government securities	424	614	—	1,038
Cash equivalents and other	5	—	—	5
Total assets	$3,342	$1,233	$147	$4,722
Liabilities
Derivatives:
Commodity	$—	$88	$8	$96
Interest rate	—	53	—	53
Foreign currency	—	6	—	6
Total liabilities	$—	$147	$8	$155
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $70 million and $89 million of assets at June 30, 2017 and December 31, 2016, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Beginning balance	$130	$109	$139	$95
Total realized and unrealized gains (losses):
Included in earnings	(10)	(10)	(25)	(17)
Included in other comprehensive income	—	—	—	3
Included in regulatory assets/liabilities	32	15	23	32
Settlements	—	10	12	18
Transfers out of Level 3	—	—	3	(7)
Ending balance	$152	$124	$152	$124

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Dominion Energy's Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016. Unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date were immaterial for the three and six months ended June 30, 2017 and 2016.

Virginia Power

The following table presents Virginia Power's quantitative information about Level 3 fair value measurements at June 30, 2017.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$88	Discounted cash flow	Market price (per Dth)	(3)	(2) - 7	—
FTRs	15	Discounted cash flow	Market price (per MWh)	(3)	(1) - 4	1
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	2 - 7	3
			Price volatility	(4)	17% - 43%	24%
Electricity	47	Option model	Market price (per MWh)	(3)	21 - 51	32
			Price volatility	(4)	14% - 57%	25%
Total assets	$152
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
June 30, 2017
Assets
Derivatives:
Commodity	$—	$15	$152	$167
Investments(1):
Equity securities:
U.S.	1,413	—	—	1,413
Fixed income:
Corporate debt instruments	—	259	—	259
Government securities	165	294	—	459
Total assets	$1,578	$568	$152	$2,298
Liabilities
Derivatives:
Commodity	$—	$10	$—	$10
Interest rate	—	64	—	64
Total liabilities	$—	$74	$—	$74
December 31, 2016
Assets
Derivatives:
Commodity	$—	$43	$145	$188
Interest rate	—	6	—	6
Investments(1):
Equity securities:
U.S.	1,302	—	—	1,302
Fixed income:
Corporate debt instruments	—	277	—	277
Government securities	136	291	—	427
Total assets	$1,438	$617	$145	$2,200
Liabilities
Derivatives:
Commodity	$—	$8	$2	$10
Interest rate	—	21	—	21
Total liabilities	$—	$29	$2	$31
(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $16 million and $26 million of assets at June 30, 2017 and December 31, 2016, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Beginning balance	$132	$110	$143	$93
Total realized and unrealized gains (losses):
Included in earnings	(10)	(9)	(25)	(17)
Included in regulatory assets/liabilities	31	15	23	32
Settlements	(1)	9	11	17
Ending balance	$152	$125	$152	$125

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power's Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2017 and 2016.

Dominion Energy Gas

The following table presents Dominion Energy Gas' assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
June 30, 2017
Assets
Commodity	$—	$2	$—	$2
Foreign currency	—	15	—	15
Total assets	$—	$17	$—	$17
Liabilities
Foreign currency	$—	$5	$—	$5
Total liabilities	$—	$5	$—	$5
December 31, 2016
Liabilities
Commodity	$—	$3	$2	$5
Foreign currency	—	6	—	6
Total liabilities	$—	$9	$2	$11

The following table presents the net change in Dominion Energy Gas' assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Beginning balance	$—	$—	$(2)	$6
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	—	(1)	2
Transfers out of Level 3	—	—	3	(8)
Ending balance	$—	$—	$—	$—

There were no gains or losses included in earnings in the Level 3 fair value category for the three and six months ended June 30, 2017 and 2016. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for three and six months ended June 30, 2017 and 2016.

Fair Value of Financial Instruments

Substantially all of the Companies' financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, restricted cash (which is recorded in Dominion Energy’s other current assets), customer and other receivables, affiliated receivables, short-term debt, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For the Companies' financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt, including securities due within one year(2)	$28,849	$31,017	$26,587	$28,273
Junior subordinated notes(3)	3,980	4,086	2,980	2,893
Remarketable subordinated notes(3)	1,376	1,409	2,373	2,418
Virginia Power
Long-term debt, including securities due within one year(3)	$11,200	$12,493	$10,530	$11,584
Dominion Energy Gas
Long-term debt(4)	$3,553	$3,667	$3,528	$3,603
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments. At June 30, 2017 and December 31, 2016, includes the valuation of certain fair value hedges associated with fixed rate debt of $2 million and $(1) million, respectively.

(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.
(4)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments.

Note 9. Derivatives and Hedge Accounting Activities

The Companies' accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Companies' Consolidated Balance Sheets. Dominion Energy's derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Virginia Power's and Dominion Energy Gas' derivative contracts consist of over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a counterparty. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities.  Certain accounts receivable and accounts payable recognized on the Companies' Consolidated Balance Sheets, as well as letters of credit and other forms of security, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure.

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy's derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	June 30, 2017			December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$200	$—	$200	$211	$—	$211
Exchange	50	—	50	44	—	44
Interest rate contracts:
Over-the-counter	14	—	14	17	—	17
Foreign currency contracts:
Over-the-counter	15	—	15	—	—	—
Total derivatives, subject to a master netting or similar arrangement	279	—	279	272	—	272
Total derivatives, not subject to a master netting or similar arrangement	2	—	2	7	—	7
Total	$281	$—	$281	$279	$—	$279

		June 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$200	$8	$—	$192	$211	$14	$—	$197
Exchange	50	42	—	8	44	44	—	—
Interest rate contracts:
Over-the-counter	14	11	—	3	17	9	—	8
Foreign currency contracts:
Over-the-counter	15	5	—	10	—	—	—	—
Total	$279	$66	$—	$213	$272	$67	$—	$205

	June 30, 2017			December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$17	$—	$17	$23	$—	$23
Exchange	42	—	42	71	—	71
Interest rate contracts:
Over-the-counter	84	—	84	53	—	53
Foreign currency contracts:
Over-the-counter	5	—	5	6	—	6
Total derivatives, subject to a master netting or similar arrangement	148	—	148	153	—	153
Total derivatives, not subject to a master netting or similar arrangement	2	—	2	2	—	2
Total	$150	$—	$150	$155	$—	$155

		June 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$17	$8	$—	$9	$23	$14	$—	$9
Exchange	42	42	—	—	71	44	27	—
Interest rate contracts:
Over-the-counter	84	11	—	73	53	9	—	44
Foreign currency contracts:
Over-the-counter	5	5	—	—	6	—	—	6
Total	$148	$66	$—	$82	$153	$67	$27	$59

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at June 30, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	90	17
Basis	158	597
Electricity (MWh):
Fixed price	9,879,568	1,107,760
FTRs	100,076,734	—
Liquids (Gal)(2)	53,831,712	—
Interest rate(3)	$1,550,000,000	$5,057,909,202
Foreign currency(3)(4)	$—	$280,000,000
(1)	Includes options.
(2)	Includes NGLs and oil.
(3)	Maturity is determined based on final settlement period.
(4)	Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2017 and 2016, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at June 30, 2017:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$1	$1	40 months
Electricity	15	15	8 months
Other	1	1	9 months
Interest rate	(269)	(11)	390 months
Foreign currency	2	(3)	108 months
Total	$(250)	$3

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

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
June 30, 2017
ASSETS
Current Assets
Commodity	$42	$95	$137
Interest rate	5	—	5
Total current derivative assets(1)	47	95	142
Noncurrent Assets
Commodity	—	115	115
Interest rate	9	—	9
Foreign currency	15	—	15
Total noncurrent derivative assets(2)	24	115	139
Total derivative assets	$71	$210	$281
LIABILITIES
Current Liabilities
Commodity	$14	$45	$59
Interest rate	40	—	40
Foreign currency	5	—	5
Total current derivative liabilities(3)	59	45	104
Noncurrent Liabilities
Commodity	—	2	2
Interest rate	44	—	44
Total noncurrent derivative liabilities(4)	44	2	46
Total derivative liabilities	$103	$47	$150
December 31, 2016
ASSETS
Current Assets
Commodity	$29	$101	$130
Interest rate	10	—	10
Total current derivative assets(1)	39	101	140
Noncurrent Assets
Commodity	—	132	132
Interest rate	7	—	7
Total noncurrent derivative assets(2)	7	132	139
Total derivative assets	$46	$233	$279
LIABILITIES
Current Liabilities
Commodity	$51	$41	$92
Interest rate	33	—	33
Foreign currency	3	—	3
Total current derivative liabilities(3)	87	41	128
Noncurrent Liabilities
Commodity	1	3	4
Interest rate	20	—	20
Foreign currency	3	—	3
Total noncurrent derivative liabilities(4)	24	3	27
Total derivative liabilities	$111	$44	$155
(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.

(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy's Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy's derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$19
Electric fuel and other energy-related purchases		2
Total commodity	$44	$21	$—
Interest rate(3)	(15)	(11)	(42)
Foreign currency(4)	16	19	—
Total	$45	$29	$(42)
Three Months Ended June 30, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$87
Purchased gas		(2)
Electric fuel and other energy-related purchases		(3)
Total commodity	$12	$82	$—
Interest rate(3)	(23)	(8)	108
Foreign currency(4)	(7)	(2)	—
Total	$(18)	$72	$108
Six Months Ended June 30, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$81
Electric fuel and other energy-related purchases		2
Total commodity	$131	$83	$—
Interest rate(3)	(14)	(23)	(34)
Foreign currency(4)	(2)	6	—
Total	$115	$66	$(34)
Six Months Ended June 30, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$201
Purchased gas		(8)
Electric fuel and other energy-related purchases		(6)
Total commodity	$185	$187	$—
Interest rate(3)	(110)	(11)	(241)
Foreign currency(4)	(7)	(2)	—
Total	$68	$174	$(241)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$10	$(8)	$14	$(6)
Purchased gas	(8)	8	8	7
Electric fuel and other energy-related purchases	(8)	(9)	(32)	(31)
Other operations and maintenance	(1)	1	(1)	—
Total	$(7)	$(8)	$(11)	$(30)
(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power's derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	June 30, 2017			December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$154	$—	$154	$147	$—	$147
Interest rate contracts:
Over-the-counter	—	—	—	6	—	6
Total derivatives, subject to a master netting or similar arrangement	154	—	154	153	—	153
Total derivatives, not subject to a master netting or similar arrangement	13	—	13	41	—	41
Total	$167	$—	$167	$194	$—	$194

		June 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$154	$—	$—	$154	$147	$2	$—	$145
Interest rate contracts:
Over-the-counter	—	—	—	—	6	—	—	6
Total	$154	$—	$—	$154	$153	$2	$—	$151

	June 30, 2017			December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$—	$—	$—	$2	$—	$2
Interest rate contracts:
Over-the-counter	64	—	64	21	—	21
Total derivatives, subject to a master netting or similar arrangement	64	—	64	23	—	23
Total derivatives, not subject to a master netting or similar arrangement	10	—	10	8	—	8
Total	$74	$—	$74	$31	$—	$31

		June 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$—	$—	$—	$—	$2	$2	$—	$—
Interest rate contracts:
Over-the-counter	64	—	—	64	21	—	—	21
Total	$64	$—	$—	$64	$23	$2	$—	$21

Volumes

The following table presents the volume of Virginia Power’s derivative activity at June 30, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	44	7
Basis	51	549
Electricity (MWh):
Fixed price(1)	1,561,090	1,107,760
FTRs	95,128,929	—
Interest rate(2)	$1,050,000,000	$1,150,000,000
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2017 and 2016, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at June 30, 2017:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(10)	$(1)	390 months
Total	$(10)	$(1)

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
(millions)
June 30, 2017
ASSETS
Current Assets
Commodity	$—	$55	$55
Total current derivative assets(1)	—	55	55
Noncurrent Assets
Commodity	—	112	112
Total noncurrent derivative assets(2)	—	112	112
Total derivative assets	$—	$167	$167
LIABILITIES
Current Liabilities
Commodity	$—	$10	$10
Interest rate	31	—	31
Total current derivative liabilities(3)	31	10	41
Noncurrent Liabilities
Interest rate	33	—	33
Total noncurrent derivatives liabilities (4)	33	—	33
Total derivative liabilities	$64	$10	$74
December 31, 2016
ASSETS
Current Assets
Commodity	$—	$60	$60
Interest rate	6	—	6
Total current derivative assets(1)	6	60	66
Noncurrent Assets
Commodity	—	128	128
Total noncurrent derivative assets(2)	—	128	128
Total derivative assets	$6	$188	$194
LIABILITIES
Current Liabilities
Commodity	$—	$10	$10
Interest rate	8	—	8
Total current derivative liabilities(3)	8	10	18
Noncurrent Liabilities
Interest rate	13	—	13
Total noncurrent derivative liabilities(4)	13	—	13
Total derivative liabilities	$21	$10	$31
(1)	Current derivative assets are presented in other current assets in Virginia Power's Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power's Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power's Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power's derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2017
Derivative type and location of gains (losses):
Interest rate(3)	$(5)	$(1)	$(42)
Total	$(5)	$(1)	$(42)
Three Months Ended June 30, 2016
Derivative type and location of gains (losses):
Interest rate(3)	$(10)	$—	$108
Total	$(10)	$—	$108
Six Months Ended June 30, 2017
Derivative type and location of gains (losses):
Interest rate(3)	$(5)	$(1)	$(34)
Total	$(5)	$(1)	$(34)
Six Months Ended June 30, 2016
Derivative type and location of gains (losses):
Interest rate(3)	$(24)	$(1)	$(241)
Total	$(24)	$(1)	$(241)
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(7)	$(10)	$(24)	$(30)
Total	$(7)	$(10)	$(24)	$(30)
(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(2)	Amounts recorded in Virginia Power's Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Dominion Energy Gas

Balance Sheet Presentation

The tables below present Dominion Energy Gas' derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting.

	June 30, 2017			December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$2	$—	$2	$—	$—	$—
Foreign currency contracts:
Over-the-counter	15	—	15	—	—	—
Total derivatives, subject to a master netting or similar arrangement	17	—	17	—	—	—
Total	$17	$—	$17	$—	$—	$—

		June 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$2	$—	$—	$2	$—	$—	$—	$—
Foreign currency contracts:
Over-the-counter	15	5	—	10	—	—	—	—
Total	$17	$5	$—	$12	$—	$—	$—	$—

	June 30, 2017			December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$—	$—	$—	$5	$—	$5
Foreign currency contracts:
Over-the-counter	5	—	5	6	—	6
Total derivatives, subject to a master netting or similar arrangement	$5	$—	$5	$11	$—	$11

		June 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts
Over-the-counter	$—	$—	$—	$—	$5	$—	$—	$5
Foreign currency contracts:
Over-the-counter	5	5	—	—	6	—	—	6
Total	$5	$5	$—	$—	$11	$—	$—	$11

Volumes

The following table presents the volume of Dominion Energy Gas' derivative activity at June 30, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	2	—
Basis	2	—
NGLs (Gal)	45,767,712	—
Foreign currency(1)	$—	$280,000,000
(1)	Maturity is determined based on final settlement period. Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2017 and 2016, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas' Consolidated Balance Sheet at June 30, 2017:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$1	$1	9 months
Interest rate	(26)	(3)	330 months
Foreign currency	2	(3)	108 months
Total	$(23)	$(5)

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

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Energy Gas' derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value-Derivatives Under Hedge Accounting	Fair Value-Derivatives Not Under Hedge Accounting	Total Fair Value
(millions)
June 30, 2017
ASSETS
Current Assets
Commodity	$2	$—	$2
Total current derivative assets(1)	2	—	2
Noncurrent Assets
Foreign currency	15	—	15
Total noncurrent derivative assets(2)	15	—	15
Total derivative assets	$17	$—	$17
LIABILITIES
Current Liabilities
Foreign currency	$5	$—	$5
Total current derivative liabilities(3)	5	—	5
Total derivative liabilities	$5	$—	$5
December 31, 2016
LIABILITIES
Current Liabilities
Commodity	$4	$—	$4
Foreign currency	3	—	3
Total current derivative liabilities(3)	7	—	7
Noncurrent Liabilities
Commodity	1	—	1
Foreign currency	3	—	3
Total noncurrent derivative liabilities(4)	4	—	4
Total derivative liabilities	$11	$—	$11
(1)	Current derivative assets are presented in other current assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas' Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Gas' derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income. The gains and losses associated with derivatives not designated as hedging instruments were immaterial for the three and six months ended June 30, 2017 and 2016.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended June 30, 2017
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$1
Total commodity	$2	$1
Interest rate(2)	—	(1)
Foreign currency(3)	16	19
Total	$18	$19
Three Months Ended June 30, 2016
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$—
Total commodity	$(6)	$—
Foreign currency(3)	(7)	(2)
Total	$(13)	$(2)
Six Months Ended June 30, 2017
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(3)
Total commodity	$4	$(3)
Interest rate(2)	—	(2)
Foreign currency(3)	(1)	6
Total	$3	$1
Six Months Ended June 30, 2016
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$4
Total commodity	$(7)	$4
Interest rate(2)	(9)	—
Foreign currency(3)	(7)	(2)
Total	$(23)	$2
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas' Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Gas' Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Energy Gas' Consolidated Statements of Income are classified in other income.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion Energy’s rabbi trusts and classified as trading totaled $111 million and $104 million at June 30, 2017 and December 31, 2016, respectively.

Decommissioning Trust Securities

Dominion Energy holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
June 30, 2017
Marketable equity securities:
U.S.	$1,548	$1,548	$—		$3,096
Fixed income:
Corporate debt instruments	465	17	(1)		481
Government securities	1,007	28	(4)		1,031
Common/collective trust funds	46	—	—		46
Cost method investments	71	—	—		71
Cash equivalents and other(2)	10	—	—		10
Total	$3,147	$1,593	$(5)	(3)	$4,735
December 31, 2016
Marketable equity securities:
U.S.	$1,449	$1,408	$—		$2,857
Fixed income:
Corporate debt instruments	478	13	(4)		487
Government securities	978	22	(8)		992
Common/collective trust funds	67	—	—		67
Cost method investments	69	—	—		69
Cash equivalents and other(2)	12	—	—		12
Total	$3,053	$1,443	$(12)	(3)	$4,484
(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes net pending sales of securities of $7 million and $9 million at June 30, 2017 and December 31, 2016, respectively.
(3)	The fair value of securities in an unrealized loss position was $457 million and $576 million at June 30, 2017 and December 31, 2016, respectively.

The fair value of Dominion Energy’s marketable debt securities held in nuclear decommissioning trust funds at June 30, 2017 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$149
Due after one year through five years	448
Due after five years through ten years	362
Due after ten years	599
Total	$1,558

Presented below is selected information regarding Dominion Energy’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Proceeds from sales	$363	$341	$1,119	$709
Realized gains(1)	23	37	117	62
Realized losses(1)	16	15	36	34
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion Energy were not material for the three and six months ended June 30, 2017 and 2016.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
June 30, 2017
Marketable equity securities:
U.S.	$724	$688	$—		$1,412
Fixed income:
Corporate debt instruments	252	8	(1)		259
Government securities	447	14	(2)		459
Common/collective trust funds	16	—	—		16
Cost method investments	70	—	—		70
Cash equivalents and other(2)	7	—	—		7
Total	$1,516	$710	$(3)	(3)	$2,223
December 31, 2016
Marketable equity securities:
U.S.	$677	$624	$—		$1,301
Fixed income:
Corporate debt instruments	274	6	(4)		276
Government securities	420	9	(2)		427
Common/collective trust funds	26	—	—		26
Cost method investments	69	—	—		69
Cash equivalents and other(2)	7	—	—		7
Total	$1,473	$639	$(6)	(3)	$2,106
(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $7 million at both June 30, 2017 and December 31, 2016.
(3)	The fair value of securities in an unrealized loss position was $219 million and $287 million at June 30, 2017 and December 31, 2016, respectively.

The fair value of Virginia Power’s marketable debt securities held in nuclear decommissioning trust funds at June 30, 2017 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$48
Due after one year through five years	209
Due after five years through ten years	182
Due after ten years	295
Total	$734

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Proceeds from sales	$168	$154	$498	$347
Realized gains(1)	10	18	55	30
Realized losses(1)	8	7	18	17
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three and six months ended June 30, 2017 and 2016.

Equity Method Investments

Dominion Energy

Atlantic Coast Pipeline

Dominion Energy contributed $85 million and $202 million, respectively, during the three and six months ended June 30, 2017 to Atlantic Coast Pipeline.

Dominion Energy Gas

Iroquois

Dominion Energy Gas' equity earnings totaled $11 million and $9 million for the six months ended June 30, 2017 and 2016, respectively. Dominion Energy Gas received distributions from this investment of $11 million for both the six months ended June 30, 2017 and 2016. At both June 30, 2017 and December 31, 2016, the carrying amount of Dominion Energy Gas' investment of $98 million exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized. In May 2016, Dominion Energy Gas sold 0.65% of the non-controlling partnership interest in Iroquois to TransCanada Corporation for approximately $7 million, which resulted in a $5 million ($3 million after-tax) gain.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2017	December 31, 2016
(millions)
Dominion Energy
Regulatory assets:
Deferred rate adjustment clause costs(1)	$75	$63
Deferred nuclear refueling outage costs(2)	66	71
Deferred cost of fuel used in electric generation(3)	37	—
Other	109	110
Regulatory assets-current(4)	287	244
Unrecognized pension and other postretirement benefit costs(5)	1,312	1,401
Deferred rate adjustment clause costs(1)	352	329
Derivatives(6)	210	174
PJM transmission rates(7)	207	192
Income taxes recoverable through future rates(8)	154	123
Utility reform legislation(9)	122	99
Other	130	155
Regulatory assets-noncurrent	2,487	2,473
Total regulatory assets	$2,774	$2,717
Regulatory liabilities:
PIPP(10)	$19	$28
Deferred cost of fuel used in electric generation(3)	12	61
Other	75	74
Regulatory liabilities-current	106	163
Provision for future cost of removal and AROs(11)	1,464	1,427
Nuclear decommissioning trust(12)	987	902
Derivatives(6)	77	69
Other	275	224
Regulatory liabilities-noncurrent	2,803	2,622
Total regulatory liabilities	$2,909	$2,785
Virginia Power
Regulatory assets:
Deferred nuclear refueling outage costs(2)	$66	$71
Deferred rate adjustment clause costs(1)	47	51
Deferred cost of fuel used in electric generation(3)	37	—
Other	63	57
Regulatory assets-current(4)	213	179
Deferred rate adjustment clause costs(1)	275	246
PJM transmission rates(7)	207	192
Derivatives(6)	176	133
Income taxes recoverable through future rates(8)	83	76
Other	110	123
Regulatory assets-noncurrent	851	770
Total regulatory assets	$1,064	$949
Regulatory liabilities:
Deferred cost of fuel used in electric generation(3)	$12	$61
Other	36	54
Regulatory liabilities-current(13)	48	115
Nuclear decommissioning trust(12)	987	902
Provision for future cost of removal(11)	974	946
Derivatives(6)	77	69
Other	77	45
Regulatory liabilities-noncurrent	2,115	1,962
Total regulatory liabilities	$2,163	$2,077

	June 30, 2017	December 31, 2016
(millions)
Dominion Energy Gas
Regulatory assets:
Deferred rate adjustment clause costs(1)	$28	$12
Unrecovered gas costs(14)	—	12
Other	2	2
Regulatory assets-current(4)	30	26
Unrecognized pension and other postretirement benefit costs(5)	302	358
Utility reform legislation(9)	122	99
Deferred rate adjustment clause costs(1)	69	79
Income taxes recoverable through future rates(8)	28	23
Other	7	18
Regulatory assets-noncurrent(15)	528	577
Total regulatory assets	$558	$603
Regulatory liabilities:
PIPP(10)	$19	$28
Other	28	7
Regulatory liabilities-current(13)	47	35
Provision for future cost of removal and AROs(11)	178	174
Other	68	45
Regulatory liabilities-noncurrent(16)	246	219
Total regulatory liabilities	$293	$254
(1)

Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects for Virginia Power. Reflects deferrals of costs associated with certain current and prospective rider projects for Dominion Energy Gas. See Note 12 for more information.

(2)

Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.

(3)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Dominion Energy's and Virginia Power's generation operations.
(4)	Current regulatory assets are presented in other current assets in the Companies’ Consolidated Balance Sheets.
(5)

Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy's and Dominion Energy Gas' rate-regulated subsidiaries.

(6)

For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.

(7)	Reflects amounts related to the PJM transmission cost allocation matter. See Note 12 for more information.
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

(10)

Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer's total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rate adjustment clause according to East Ohio tariff provisions.

(11)	Rates charged to customers by the Companies' regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(12)

Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power's utility nuclear generation stations, in excess of the related AROs.

(13)	Current regulatory liabilities are presented in other current liabilities in Virginia Power’s and Dominion Energy Gas’ Consolidated Balance Sheets.
(14)	Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(15)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Energy Gas' Consolidated Balance Sheets.
(16)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas' Consolidated Balance Sheets.

At June 30, 2017, $296 million of Dominion Energy's and $246 million of Virginia Power's regulatory assets represented past expenditures on which they do not currently earn a return. With the exception of the $207 million PJM transmission cost allocation matter, the majority of these expenditures are expected to be recovered within the next two years.

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

FERC - Electric

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Dominion Energy’s merchant generators sell electricity in the PJM, MISO, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Virginia, North Carolina, Indiana, Connecticut, Tennessee, Georgia, California, South Carolina and Utah, under Dominion Energy’s market-based sales tariffs authorized by FERC or pursuant to FERC authority to sell as a qualified facility. Virginia Power purchases and, under its FERC market-based rate authority, sells electricity in the wholesale market. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

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

In June 2016, PJM, the PJM transmission owners and state commissions representing substantially all of the load in the PJM market submitted a settlement to FERC to resolve the outstanding issues regarding this matter. Under the terms of the settlement, Virginia Power would be required to pay in excess of $200 million to PJM over the next 10 years. Although the settlement agreement has not been accepted by FERC, and the settlement is opposed by a small group of parties to the proceeding, Virginia Power believes it is probable it will be required to make payment as an outcome of the settlement. Accordingly, as of June 30, 2017, Virginia Power has recorded a contingent liability of $215 million in other deferred credits and other liabilities, which is offset by a $207 million regulatory asset for the amount that will be recovered through retail rates in Virginia.

FERC – Gas

In July 2017, FERC audit staff communicated to DETI that it had substantially completed an audit of DETI’s compliance with the accounting and reporting requirements of FERC’s Uniform System of Accounts and provided a description of matters and preliminary recommendations that have the potential to result in adjustments which could be material to Dominion Energy and Dominion Energy Gas’ results of operations. DETI is evaluating the preliminary recommendations and determining the nature of its formal response to the audit staff. In connection with one preliminary recommendation that management does not anticipate challenging, DETI recognized a charge of $15 million ($9 million after-tax) recorded within other operations and maintenance expense in Dominion Energy’s and Dominion Energy Gas’ Consolidated Statements of Income for the three and six months ended June 30, 2017 to write-off the balance of a regulatory asset, originally established in 2008, that is no longer considered probable of recovery. Pending final resolution of the audit process and a determination by FERC, management is unable to estimate the potential impact of the other preliminary recommendations and no amounts have been recognized.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016 and Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Virginia Regulation

Virginia Fuel Expenses

In May 2017, Virginia Power submitted its annual fuel factor to the Virginia Commission to recover an estimated $1.6 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2017. Virginia Power’s proposed fuel rate represented a fuel revenue increase of $279 million when applied to projected kilowatt-hour sales for the period July 1, 2017 to June 30, 2018. In June 2017, the Virginia Commission approved Virginia Power’s proposed fuel rate.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•

The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In June 2017, Virginia Power proposed a $245 million revenue requirement for the rate year beginning April 1, 2018, which represents a $2 million increase over the previous year. This case is pending.

•

The Virginia Commission previously approved Rider W in conjunction with Warren County. In June 2017, Virginia Power proposed a $126 million revenue requirement for the rate year beginning April 1, 2018, which represents a $5 million increase over the previous year. This case is pending.

•

The Virginia Commission previously approved Rider R in conjunction with Bear Garden. In June 2017, Virginia Power proposed a $74 million revenue requirement for the rate year beginning April 1, 2018, which represents a $2 million increase over the previous year. This case is pending.

•

The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In June 2017, Virginia Power proposed a $42 million revenue requirement for the rate year beginning April 1, 2018, which represents a $15 million increase over the previous year. This case is pending.

•

The Virginia Commission previously approved Rider GV in conjunction with Greensville County. In June 2017, Virginia Power proposed a $104 million revenue requirement for the rate year beginning April 1, 2018, which represents a $22 million increase over the previous year. This case is pending.

•

The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In June 2017, the Virginia Commission approved a $28 million revenue requirement, subject to true-up, for the rate year beginning July 1, 2017. It also established a 9.4% ROE for Riders C1A and C2A effective July 1, 2017. The Virginia Commission approved one new energy efficiency program at a reduced cost cap, and denied a second energy efficiency program. It also approved the extension of an existing peak shaving program at an additional $5 million incremental cost, and denied the extension of an existing energy efficiency program.

•

The Virginia Commission previously approved Rider BW in conjunction with Brunswick County. In June 2017, the Virginia Commission approved a $127 million revenue requirement, subject to true-up, for the rate year beginning September 1, 2017.

•

The Virginia Commission previously approved Rider US-2 in conjunction with the Scott Solar, Whitehouse, and Woodland solar facilities. In June 2017, the Virginia Commission approved a $10 million revenue requirement, subject to true-up, for the rate year beginning September 1, 2017.

•

The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2017, Virginia Power proposed a $625 million total revenue requirement consisting of $490 million for the transmission component of Virginia Power’s base rates and $135 million for Rider T1. This total revenue requirement represents a $55 million decrease versus the previous year. In July 2017, the Virginia Commission approved the proposed total revenue requirement, including Rider T1, subject to true-up, for the rate year beginning September 1, 2017.

Electric Transmission Projects

In March 2016, Virginia Power filed an application with the Virginia Commission for a CPCN to rebuild and operate in multiple Virginia counties approximately 33 miles of the existing 500 kV transmission line between the Cunningham switching station and the Dooms substation, along with associated station work. In May 2017, the Virginia Commission granted a CPCN to construct and operate the project. The total estimated cost of the project is approximately $60 million.

In November 2013, the Virginia Commission issued an order granting Virginia Power a CPCN to construct approximately 7 miles of new overhead 500 kV transmission line from the existing Surry switching station in Surry County to a new Skiffes Creek switching station in James City County, and approximately 20 miles of new 230 kV transmission line in James City County, York County, and the City of Newport News from the proposed new Skiffes Creek switching station to Virginia Power’s existing Whealton substation in the City of Hampton. As of July 2017, Virginia Power has received all major required permits and approvals and is proceeding with construction of the project. In connection with the receipt of the permit from the U.S. Army Corps of Engineers in July 2017, Virginia Power is obligated to make payments in the third quarter of 2017 totaling approximately $90 million to fund improvements to historical and cultural resources near the project. Accordingly, in July 2017 Virginia Power recorded an increase to property, plant and equipment and a corresponding liability for these payment obligations. Also in July 2017, the National Parks Conservation Association filed a lawsuit in U.S. District Court for the District of Columbia seeking to set aside the permit granted by the U.S. Army Corps of Engineers for the project and requested a preliminary injunction against the permit.  This lawsuit is pending.

In April 2017, the Virginia Commission approved Virginia Power’s proposal to convert an existing transmission line to 230kV in Prince William County, Virginia and Loudoun County, Virginia, and to construct and operate a new approximately five mile overhead 230kV double circuit transmission line between a tap point near the Gainesville substation and a new to-be-constructed Haymarket substation, subject to Virginia Power obtaining all necessary rights-of-way and other approvals.  In June 2017, the Virginia Commission issued an order approving the route for the project, and granted the necessary CPCN.  In July 2017, the Virginia Commission retained jurisdiction over the case to evaluate two requests to reconsider its decisions. Also in July 2017, Virginia Power requested that the Virginia Commission stay the proceeding while Virginia Power discusses the proposed route with leaders of Prince William County. This matter is pending.

North Anna

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna nuclear power station. If Virginia Power decides to build a new unit, it would require a COL from the NRC, approval of the Virginia Commission and certain environmental permits and other approvals. In June 2017, the NRC issued the COL. Virginia Power has not yet committed to building a new nuclear unit at North Anna nuclear power station.

Ohio Regulation

PIPP Plus Program

Under the Ohio PIPP Plus Program, eligible customers can make reduced payments based on their ability to pay their bill. The difference between the customer’s total bill and the PIPP amount is deferred and collected under the PIPP Rider in accordance with the rules of the Ohio Commission. In July 2017, East Ohio’s annual update of the PIPP Rider was automatically approved by the Ohio Commission after a 45 day waiting period from the date of the filing. The revised rider rate reflects the recovery over the twelve-month period from July 2017 through June 2018 of projected deferred program costs of approximately $19 million from April 2017 through June 2018, net of a refund for over-recovery of accumulated arrearages of approximately $20 million as of March 31, 2017.

UEX Rider

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In May 2017, East Ohio filed an application with the Ohio Commission requesting approval of its UEX Rider to reflect a refund of over-recovered accumulated bad debt expense of approximately $12 million as of March 31, 2017, and recovery of prospective net bad debt expense projected to total approximately $22 million for the twelve-month period from April 2017 to March 2018. This case is pending.

Note 13. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 15 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

Dominion Energy

Dominion Energy’s securities due within one year and long-term debt include $27 million and $358 million, respectively, of debt issued in 2016 by SBL Holdco, a VIE, net of issuance costs that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power has long-term power and capacity contracts with three non-utility generators with an aggregate summer generation capacity of approximately 418 MW. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $231 million as of June 30, 2017. Virginia Power paid $28 million and $37 million for electric capacity and $7 million and $5 million for electric energy to these entities for the three months ended June 30, 2017 and 2016, respectively. Virginia Power paid $56 million and $74 million for electric capacity and $15 million and $12 million for electric energy to these entities for the six months ended June 30, 2017 and 2016, respectively.

Virginia Power and Dominion Energy Gas

Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $83 million and $31 million for the three months ended June 30, 2017, $74 million and $29 million for the three months ended June 30, 2016, $168 million and $62 million for the six months ended June 30, 2017 and $188 million and $64 million for the six months ended June 30, 2016, respectively.

Note 14. Significant Financing Transactions

Credit Facilities and Short-term Debt

The Companies use short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, Dominion Energy utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties.

Dominion Energy

At June 30, 2017, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$5,000	$2,833	$—	$2,167
Joint revolving credit facility(1)	500	—	72	428
Total	$5,500	$2,833	$72	$2,595
(1)

These credit facilities mature in April 2020 and can be used by the Companies to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Questar Gas’ short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities discussed above with Dominion Energy, Virginia Power and Dominion Energy Gas. At June 30, 2017 the aggregate sub-limit for Questar Gas was $250 million.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which have a stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which have a stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At June 30, 2017, no amounts were outstanding under either of these facilities.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At June 30, 2017, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion Energy, Dominion Energy Gas and Questar Gas were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$5,000	$416	$—
Joint revolving credit facility(1)	500	—	1
Total	$5,500	$416	$1
(1)

The full amount of the facilities is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Dominion Energy Gas and Questar Gas. Sub-limits for Virginia Power are set within the facility limit but can be changed at the option of the Companies multiple times per year. In May 2017, the aggregate sub-limit for Virginia Power was decreased from $2.0 billion to $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. These credit facilities mature in April 2020 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $100 million credit facility with a maturity date of April 2020. At June 30, 2017, this facility supports $100 million of certain variable rate tax-exempt financings of Virginia Power.

Dominion Energy Gas

Dominion Energy Gas’ short-term financing is supported by its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At June 30, 2017, Dominion Energy Gas' share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion Energy, Virginia Power and Questar Gas were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000	$615	$—
Joint revolving credit facility(1)	500	—	—
Total	$1,500	$615	$—
(1)

A maximum of a combined $1.5 billion of the facilities is available to Dominion Energy Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. Sub-limits for Dominion Energy Gas are set within the facility limit but can be changed at the option of the Companies multiple times per year. In May 2017, the aggregate sub-limit for Dominion Energy Gas was increased from $500 million to $750 million. If Dominion Energy Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. These credit facilities mature in April 2020 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Long-term Debt

In January 2017, Dominion Energy issued $400 million of 1.875% senior notes and $400 million of 2.75% senior notes that mature in 2019 and 2022, respectively.

In March 2017, Dominion Energy issued through private placement $300 million of 3.496% senior notes that mature in 2024. Also in March 2017, Dominion Energy issued an additional $100 million of its 3.90% senior notes that mature in 2025.

In March 2017, Virginia Power issued $750 million of 3.50% senior notes that mature in 2027.

In May 2017, Dominion Solar Projects III, Inc. borrowed $280 million under a term loan agreement that bears interest at a variable rate. The term loan amortizes over an 18-year period and matures in May 2024. The debt is nonrecourse to Dominion Energy and is secured by Dominion Solar Projects III, Inc.’s interest in certain solar facilities.

In June 2017, Dominion Energy issued through private placement $500 million of variable rate senior notes that mature in 2019.

In June 2017, Dominion Energy provided notice to retire its $75 million variable rate Massachusetts Development Finance Agency Solid Waste Disposal Revenue Bonds, Series 2010B, due in 2041. At June 30, 2017, the bonds were included in securities due within one year in Dominion Energy’s Consolidated Balance Sheets. The bonds were retired in August 2017 at the amount of principal then outstanding plus accrued interest.

In July 2017, Dominion Energy Questar provided notice to prepay its $250 million variable rate term loan due in August 2017. At June 30, 2017, the term loan was included in securities due within one year in the Consolidated Balance Sheets. The term loan was paid in July 2017 at the amount of principal then outstanding plus accrued interest.

Remarketable Subordinated Notes

In May 2017, Dominion Energy successfully remarketed the $1.0 billion 2014 Series A 1.50% remarketable subordinated notes due in 2020 pursuant to the terms of the 2014 Equity Units. In connection with the remarketing, the interest rate on the junior subordinated notes was reset to 2.579%, payable on a semi-annual basis and Dominion Energy ceased to have the ability to redeem the notes at its option or defer interest payments. At June 30, 2017, these securities are included in junior subordinated notes in Dominion Energy’s Consolidated Balance Sheets. Dominion Energy did not receive any proceeds from the remarketing. Remarketing proceeds belonged to the investors holding the related 2014 Equity Units and were temporarily used to purchase a portfolio of treasury securities. Upon maturity of the portfolio, the proceeds were applied on behalf of investors on the related stock purchase contracts settlement date in July 2017 to pay the purchase price to Dominion Energy for the issuance of 12.5 million shares of its common stock. See Issuance of Common Stock below for a description of common stock issued by Dominion Energy in July 2017 under the stock purchase contracts.

Issuance of Common Stock

In June 2017, Dominion Energy filed an SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. Also in June 2017, Dominion Energy entered into three separate sales agency agreements to effect sales under the program and pursuant to which it may offer from time to time up to $500 million aggregate amount of its common stock. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as are agreed upon by Dominion Energy and the sales agents in conformance with applicable securities laws. No issuances have occurred under these agreements in 2017.

In July 2017, Dominion Energy issued 12.5 million shares under the related stock purchase contracts entered into as part of Dominion Energy’s 2014 Equity Units.

Note 15. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, the Companies are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters for which the Companies cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Companies' maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Companies.

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

Air

CAA

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation's air quality. At a minimum, states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of the Companies' facilities are subject to the CAA's permitting and other requirements.

MATS

In December 2011, the EPA issued MATS for coal- and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance was required by April 16, 2015, with certain limited exceptions. However, in June 2014, the VDEQ granted a one-year MATS compliance extension for two coal-fired units at Yorktown power station to defer planned retirements and allow for continued operation of the units to address reliability concerns while necessary electric transmission upgrades are being completed. These coal units needed to continue operating through at least April 2017 due to delays in transmission upgrades needed to maintain electric reliability. Therefore, in October 2015, Virginia Power submitted a request to the EPA for an additional one year compliance extension under an EPA Administrative Order. The order was signed by the EPA in April 2016 allowing the Yorktown power station units to operate for up to one additional year, as required to maintain reliable power availability while transmission upgrades are being made. Virginia Power ceased operating the coal units at Yorktown power station in April 2017 as planned.

In June 2017, the U.S. DOE issued an order to PJM to direct Dominion Energy to operate Yorktown power station’s Units 1 and 2 as needed to avoid reliability issues on the Virginia Peninsula. The order is effective for 90 days and can be reissued upon PJM’s request, if necessary, until required electricity transmission upgrades are completed approximately 18 to 20 months following receipt of final permits and approvals for construction in July 2017. In July 2017, the Sierra Club filed a motion for rehearing of the U.S. DOE order.

In June 2015, the U.S. Supreme Court issued a decision holding that the EPA failed to take cost into account when the agency first decided to regulate the emissions from coal- and oil-fired plants, and remanded the MATS rule back to the U.S. Court of Appeals for the D.C. Circuit. However, the Supreme Court did not vacate or stay the effective date and implementation of the MATS rule. In November 2015, in response to the Supreme Court decision, the EPA proposed a supplemental finding that consideration of cost does not alter the agency’s previous conclusion that it is appropriate and necessary to regulate coal- and oil-fired electric utility steam generating units under Section 112 of the CAA. In December 2015, the U.S. Court of Appeals for the D.C. Circuit issued an order remanding the MATS rulemaking proceeding back to the EPA without setting aside judgment, noting that EPA had represented it was on track to issue a final finding regarding its consideration of cost. In April 2016, the EPA issued a final supplemental finding that consideration of costs does not alter its conclusion regarding appropriateness and necessity for the regulation. This regulation has been challenged in court. In April 2017, the EPA requested that the U.S. Court of Appeals for the D.C. Circuit delay oral arguments in the case to allow agency review of the rule. Since the MATS rule remains in effect and Dominion Energy is complying with the requirements of the rule, Dominion Energy does not expect any adverse impacts to its operations at this time.

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

The EPA is expected to complete attainment designations for a new standard by October 2018 and states will have until 2021 to develop plans to address the new standard. Until the states have developed implementation plans, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. However, if significant expenditures are required to implement additional controls, it could adversely affect the Companies’ results of operations and cash flows.

NSPS

In August 2012, the EPA issued the first NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers, and compressors in the upstream sector. In June 2016, the EPA issued a final NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In April 2017, the EPA issued a notice that it is reviewing and, if appropriate, will issue a rulemaking to suspend, revise or rescind the June 2016 final NSPS for certain oil and gas facilities. In June 2017, the EPA published notice of reconsideration and partial stay of the rule for 90 days and proposed extending the stay for two years. In July 2017, the U.S. Court of Appeals for the D.C. Circuit vacated the 90-day stay. Dominion Energy and Dominion Energy Gas are implementing the final regulation. Dominion Energy and Dominion Energy Gas are still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

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

In July 2011, the EPA signed a final rule deferring the need for PSD and Title V permitting for CO2 emissions for biomass projects.  This rule temporarily deferred for a period of up to three years the consideration of CO2 emissions from biomass projects when determining whether a stationary source meets the PSD and Title V applicability thresholds, including those for the application of BACT.  The deferral policy expired in July 2014. In July 2013, the U.S. Court of Appeals for the D.C. Circuit vacated this rule; however, a mandate making this decision effective has not been issued. Virginia Power converted three coal-fired generating stations, Altavista, Hopewell and Southampton, to biomass during the CO2 deferral period.  It is unclear how the court's decision or the EPA's final policy regarding the treatment of specific feedstock will affect biomass sources that were permitted during the deferral period; however, the expenditures to comply with any new requirements could be material to Dominion Energy's and Virginia Power's financial statements.

Methane Emissions

In July 2015, the EPA announced the next generation of its voluntary Natural Gas STAR Program, the Natural Gas STAR Methane Challenge Program. The program covers the entire natural gas sector from production to distribution, with more emphasis on transparency and increased reporting for both annual emissions and reductions achieved through implementation measures. In March 2016, East Ohio, Hope, DETI and Questar Gas (prior to the Dominion Energy Questar Combination) joined the EPA as founding partners in the new Methane Challenge program and submitted implementation plans in September 2016. DECG joined the EPA’s voluntary Natural Gas STAR Program in July 2016 and submitted an implementation plan in September 2016. Dominion Energy and Dominion Energy Gas do not expect the costs related to these programs to have a material impact on their results of operations, financial condition and/or cash flows.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. The Companies must comply with applicable aspects of the CWA programs at their operating facilities.

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power have 14 and 11 facilities, respectively, that may be subject to the final regulations. Dominion Energy anticipates that it will have to install impingement control technologies at many of these stations that have once-through cooling systems. Dominion Energy and Virginia Power are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. While the impacts of this rule could be material to Dominion Energy’s and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory framework in Virginia provides rate recovery mechanisms that could substantially mitigate any such impacts for Virginia Power.

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule establishes updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. Virginia Power has eight facilities that may be subject to additional wastewater treatment requirements associated with the final rule. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the United States’ request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. While the impacts of this rule could be material to Dominion Energy’s and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory framework in Virginia provides rate recovery mechanisms that could substantially mitigate any such impacts for Virginia Power.

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

From time to time, Dominion Energy, Virginia Power, or Dominion Energy Gas may be identified as a potentially responsible party to a Superfund site. The EPA (or a state) can either allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or conduct the remedial investigation and action itself and then seek reimbursement from the potentially responsible parties. Each party can be held jointly, severally and strictly liable for the cleanup costs. These parties can also bring contribution actions against each other and seek reimbursement from their insurance companies. As a result, Dominion Energy, Virginia Power, or Dominion Energy Gas may be responsible for the costs of remedial investigation and actions under the Superfund law or other laws or regulations regarding the remediation of waste. The Companies do not believe these matters will have a material effect on results of operations, financial condition and/or cash flows.

Dominion Energy has determined that it is associated with 19 former manufactured gas plant sites, three of which pertain to Virginia Power and 12 of which pertain to Dominion Energy Gas. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. None of the former sites with which the Companies are associated is under investigation by any state or federal environmental agency. At one of the former sites, Dominion Energy is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. Another site has been accepted into a state-based voluntary remediation program. Virginia Power is currently evaluating the nature and extent of the contamination from this site as well as potential remedial options. Preliminary costs for options under evaluation for the site range from $1 million to $22 million. Due to the uncertainty surrounding the other sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

Appalachian Gateway

Pipeline Contractor Litigation

Following the completion of the Appalachian Gateway project in 2012, DETI received multiple change order requests and other claims for additional payments from a pipeline contractor for the project. In July 2013, DETI filed a complaint in U.S. District Court for the Eastern District of Virginia for breach of contract as well as accounting and declaratory relief. The contractor filed a motion to dismiss, or in the alternative, a motion to transfer venue to Pennsylvania and/or West Virginia, where the pipelines were constructed. DETI filed an opposition to the contractor’s motion in August 2013. In November 2013, the court granted the contractor’s motion on the basis that DETI must first comply with the dispute resolution process. In July 2015, the contractor filed a complaint against DETI in U.S. District Court for the Western District of Pennsylvania. In August 2015, DETI filed a motion to dismiss, or in the alternative, a motion to transfer venue to Virginia. In March 2016, the Pennsylvania court granted the motion to dismiss and transferred the case to the U.S. District Court for the Eastern District of Virginia. In April 2016, the Virginia court issued an order staying the proceedings and ordering mediation. A mediation occurred in May 2016 but was unsuccessful. In July 2016, DETI filed a motion to dismiss. In March 2017, the court dismissed three of eight counts in the complaint. In May 2017, the contractor withdrew one of the counts in the complaint. This case is pending. DETI has accrued a liability of $6 million for this matter. Dominion Energy Gas cannot currently estimate additional financial statement impacts, but there could be a material impact to its financial condition and/or cash flows.

Gas Producers Litigation

In connection with the Appalachian Gateway project, Dominion Energy Field Services, Inc. (formerly known as Dominion Field Services, Inc.) entered into contracts for firm purchase rights with a group of small gas producers. In June 2016, certain of the gas producers filed a complaint in the Circuit Court of Marshall County, West Virginia against Dominion Energy, DETI and Dominion Energy Field Services, Inc., among other defendants, claiming that the contracts are unenforceable and seeking compensatory and punitive damages. In the third quarter of 2016, Dominion Energy and DETI, with the consent of the other defendants, removed the case to the U.S. District Court for the Northern District of West Virginia. In October 2016, the defendants filed a motion to dismiss and the plaintiffs filed a motion to remand. In February 2017, the U.S. District Court entered an order remanding the matter to the Circuit Court of Marshall County, West Virginia. In March 2017, Dominion Energy was voluntarily dismissed from the case; however, DETI and Dominion Energy Field Services, Inc. remain parties to the matter.  In April 2017, the case was transferred to the Business Court Division of West Virginia. This case is pending. Dominion Energy and Dominion Energy Gas cannot currently estimate financial statement impacts, but there could be a material impact to their financial condition and/or cash flows.

Ash Pond and Landfill Closure Costs

In September 2014, Virginia Power received a notice from the Southern Environmental Law Center on behalf of the Potomac Riverkeeper and Sierra Club alleging CWA violations at Possum Point power station. The notice alleges unpermitted discharges to surface water and groundwater from Possum Point power station’s historical and active ash storage facilities. A similar notice from the Southern Environmental Law Center on behalf of the Sierra Club was subsequently received related to Chesapeake power station. In December 2014, Virginia Power offered to close all of its coal ash ponds and landfills at Possum Point power station, Chesapeake and Bremo power stations as settlement of the potential litigation. The Southern Environmental Law Center declined the offer as presented in January 2015 and, in March 2015, filed a lawsuit related to its claims of the alleged CWA violations at Chesapeake power station. In March 2017, the U.S. District Court for the Eastern District of Virginia ruled that impacted groundwater associated with the on-site coal ash storage units was migrating to adjacent surface water, which constituted an unpermitted point source discharge in violation of the CWA. The court, however, rejected Sierra Club’s claims that Virginia Power had violated specific conditions of its water discharge permit. Finding no harm to the environment, the court further declined to impose civil penalties or require excavation of the ash from the site as Sierra Club had sought. On remedy, the court ordered the parties to submit within 30 days a remedial plan (or separate plans) incorporating certain prescribed sediment, water and aquatic life monitoring. The court also ordered Virginia Power to reopen its solid waste permit application for closure of the coal ash storage units at Chesapeake power station. In April 2017, Virginia Power submitted its remedial plan to the court, which included a timetable for submitting a revised solid waste permit application to the VDEQ.  The revised application will include a proposed remedial alternative to address groundwater impacts associated with coal ash storage at Chesapeake power station.  Sierra Club submitted a separate remedial plan to the court. In July 2017, the court issued a final order requiring Virginia Power to perform additional specific sediment, water and aquatic life monitoring at and around the Chesapeake power station for a period of at least two years. The court further directed Virginia Power to apply for a solid waste permit that includes corrective measures to address on-site groundwater impacts. Also in July 2017, appeals of the court’s March 2017 order filed by Virginia Power and Sierra Club in April 2017 were dismissed as premature by the U.S. Court of Appeals for the Fourth Circuit. Virginia Power subsequently filed a notice of appeal of the court’s July 2017 final order.

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

In December 2016, the U.S. Congress passed and the President signed legislation that creates a framework for EPA- approved state CCR permit programs. Under this legislation, an approved state CCR permit program functions in lieu of the self-implementing Federal CCR rule. The legislation allows states more flexibility in developing permit programs to implement the environmental criteria in the CCR rule. It is unknown how long it will take for the EPA to develop the framework for state program approvals. The EPA has enforcement authority until these new CCR rules are in place and state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. Dominion Energy cannot forecast potential incremental impacts or costs related to existing coal ash sites until rules implementing the 2016 CCR legislation are in place.

In April 2017, the Governor of Virginia signed legislation into law that places a moratorium on the VDEQ issuing solid waste permits for closure of ash ponds at Virginia Power’s Bremo, Chesapeake, Chesterfield and Possum Point power stations until May 2018.  The law also requires Virginia Power to conduct an assessment of closure alternatives for the ash ponds at these four stations, to include an evaluation of excavation for recycling or off-site disposal, surface and groundwater conditions and safety.  The assessments are due by December 1, 2017. Virginia Power has initiated a third-party evaluation of closure alternatives consistent with the legislation and is unable to estimate the potential financial statement impacts. The actual AROs related to the CCR rule may vary substantially from the estimates used to record the obligation.

Cove Point

Dominion Energy is constructing the Liquefaction Project at the Cove Point facility, which would enable the facility to liquefy domestically-produced natural gas and export it as LNG. In September 2014, FERC issued an order granting authorization for Cove Point to construct, modify and operate the Liquefaction Project. In October 2014, several parties filed a motion with FERC to stay the order and requested rehearing. In May 2015, FERC denied the requests for stay and rehearing.

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

In September 2013, the U.S. DOE granted Non-FTA Authorization approval for the export of up to 0.77 bcfe/day of natural gas to countries that do not have an FTA for trade in natural gas. In June 2016, a party filed a petition for review of this approval in the U.S. Court of Appeals for the D.C. Circuit. This case is pending.

In July 2017, Cove Point submitted an application for a temporary operating permit to the Maryland Department of the Environment, as required prior to the date of first production of LNG for commercial purposes of exporting LNG. This case is pending.

FERC

FERC staff in the Office of Enforcement, Division of Investigations, is conducting a non-public investigation of Virginia Power's offers of combustion turbines generators into the PJM day-ahead markets from April 2010 through September 2014. FERC staff notified Virginia Power of its preliminary findings relating to Virginia Power's alleged violation of FERC's rules in connection with these activities. Virginia Power has provided its response to FERC staff's preliminary findings letter explaining why Virginia Power's conduct was lawful and refuting any allegation of wrongdoing. Virginia Power is cooperating fully with the investigation; however, it cannot currently predict whether or to what extent it may incur a material liability.

Greensville County

Virginia Power is constructing Greensville County and related transmission interconnection facilities. In August 2016, the Sierra Club filed an administrative appeal in the Circuit Court for the City of Richmond challenging certain provisions in Greensville County’s PSD air permit issued by the VDEQ in June 2016. In August 2017, the Circuit Court upheld the air permit.  The Sierra Club has until late August to appeal the decision. Virginia Power is currently unable to make an estimate of the potential impacts to its consolidated financial statements related to this matter.

Nuclear Matters

In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. These events have resulted in significant nuclear safety reviews required by the NRC and industry groups such as the Institute of Nuclear Power Operations. Like other U.S. nuclear operators, Dominion Energy has been gathering supporting data and participating in industry initiatives focused on the ability to respond to and mitigate the consequences of design-basis and beyond-design-basis events at its stations.

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

Based on the prioritized recommendations, in March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactors, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion Energy requiring implementation of safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation have been implemented.  The information requests issued by the NRC request each reactor to reevaluate the seismic and external flooding hazards at their site using present-day methods and information, conduct walkdowns of their facilities to ensure protection against the hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. The walkdowns of each unit have been completed, audited by the NRC and found to be adequate. Reevaluation of the emergency communications systems and staffing levels was completed as part of the effort to comply with the orders. Reevaluation of the seismic and external flooding hazards is expected to continue through 2018. Dominion Energy and Virginia Power do not currently expect that compliance with the NRC's information requests will materially impact their financial position, results of operations or cash flows during the implementation period. The NRC staff is evaluating the implementation of the longer term Tier 2 and Tier 3 recommendations. Dominion Energy and Virginia Power do not expect material financial impacts related to compliance with Tier 2 and Tier 3 recommendations.

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy

At June 30, 2017, Dominion Energy had issued $48 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded.

Dominion Energy also enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties.   If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion Energy would be obligated to satisfy such obligation.  To the extent that a liability subject to a guarantee has been incurred by one of Dominion Energy’s consolidated subsidiaries, that liability is included in the Consolidated Financial Statements. Dominion Energy is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion Energy currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations.

At June 30, 2017, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$1,934
Nuclear obligations(2)	227
Cove Point(3)	1,900
Solar(4)	1,054
Other(5)	543
Total(6)	$5,658
(1)

Guarantees related to commodity commitments of certain subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transaction-related commodities and services.

(2)	Guarantees related to certain DGI subsidiaries regarding all aspects of running a nuclear facility.
(3)	Guarantees related to Cove Point, in support of terminal services, transportation and construction.
(4)

Includes guarantees to facilitate the development of solar projects. Also includes guarantees entered into by DGI on behalf of certain subsidiaries to facilitate the acquisition and development of solar projects.

(5)

Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations, construction projects and insurance programs. Due to the uncertainty of workers’ compensation claims, the parental guarantee has no stated limit.  Also included are guarantees related to certain DGI subsidiaries' obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of June 30, 2017, Dominion Energy's maximum remaining cumulative exposure under these equity funding agreements is $26 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million.

(6)

Excludes Dominion Energy's guarantee for the construction of a new corporate office property as discussed in Note 22 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

Additionally, at June 30, 2017, Dominion Energy had purchased $140 million of surety bonds, including $63 million at Virginia Power and $22 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $72 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

The Companies' accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016. During the second quarter of 2017, Virginia Power recorded a $16 million ($10 million after-tax) increase in its allowance for doubtful accounts related to a proposed settlement with a customer renting space on certain of Virginia Power’s electric distribution poles.

At June 30, 2017, Dominion Energy's credit exposure related to energy marketing and price risk management activities totaled $69 million. Of this amount, investment grade counterparties, including those internally rated, represented 74%. No single counterparty, whether investment grade or non-investment grade, exceeded $17 million of exposure. At June 30, 2017, Virginia Power's exposure related to sales to wholesale customers totaled $17 million. Of this amount, investment grade counterparties, including those internally rated, represented 47%. No single counterparty, whether investment grade or non-investment grade, exceeded $4 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion Energy's derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2017, and December 31, 2016, Dominion Energy would have been required to post additional collateral to its counterparties of less than $1 million and $3 million, respectively. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had not posted any collateral at June 30, 2017 or December 31, 2016 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2017 and December 31, 2016 was less than $1 million and $9 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Energy Gas were not material as of June 30, 2017 and December 31, 2016. See Note 9 for further information about derivative instruments.

Note 17. Related-Party Transactions

Virginia Power and Dominion Energy Gas engage in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates). Virginia Power's and Dominion Energy Gas' receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power and Dominion Energy Gas are included in Dominion Energy's consolidated federal income tax return and, where applicable, combined income tax returns for Dominion Energy are filed in various states. Dominion Energy's transactions with equity method investments are described in Note 10. A discussion of significant related-party transactions follows.

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risks associated with purchases of natural gas. At June 30, 2017, Virginia Power’s derivative assets and liabilities with affiliates were $13 million and $10 million, respectively. At December 31, 2016, Virginia Power’s derivative assets and liabilities with affiliates were $41 million and $8 million, respectively.  See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 18. At June 30, 2017 and December 31, 2016, amounts due to Dominion Energy associated with the Dominion Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $451 million and $396 million, respectively.  At June 30, 2017 and December 31, 2016, Virginia Power's amounts due from Dominion Energy associated with the Dominion Retiree Health and Welfare plan and included in pension and other postretirement benefit assets in the Consolidated Balance Sheets were $165 million and $130 million, respectively.

DES and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DES to Virginia Power on the basis of direct and allocated methods in accordance with Virginia Power’s services agreements with DES. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DES resources that is attributable to the entity, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Presented below are Virginia Power's significant transactions with DES and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Commodity purchases from affiliates	$137	$99	$349	$244
Services provided by affiliates(1)	112	102	224	242
Services provided to affiliates	7	7	12	12
(1)

Includes capitalized expenditures of $37 million and $38 million for the three months ended June 30, 2017 and 2016, respectively, and $71 million and $77 million for the six months ended June 30, 2017 and 2016, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $12 million and $262 million in short-term demand note borrowings from Dominion Energy as of June 30, 2017 and December 31, 2016, respectively. Virginia Power had no outstanding borrowings under the Dominion Energy money pool for its nonregulated subsidiaries as of June 30, 2017 and December 31, 2016. Interest charges related to Virginia Power's borrowings from Dominion Energy were immaterial for the three and six months ended June 30, 2017 and 2016.

There were no issuances of Virginia Power's common stock to Dominion Energy for the three and six months ended June 30, 2017 and 2016.

Dominion Energy Gas

Transactions with Related Parties

Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of June 30, 2017 and December 31, 2016, all of Dominion Energy Gas' commodity derivatives were with affiliates. See Notes 7 and 9 for more information.

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 18. At June 30, 2017 and December 31, 2016, amounts due from Dominion Energy associated with the Dominion Pension Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $716 million and $697 million, respectively. At June 30, 2017 and December 31, 2016, Dominion Energy Gas' amounts due from Dominion Energy associated with the Dominion Retiree Health and Welfare plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $4 million and $2 million, respectively.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DES to Dominion Energy Gas on the basis of direct and allocated methods in accordance with Dominion Energy Gas’ services agreements with DES. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DES resources that is attributable to the entity, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. The costs of these services follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$2	$2	$2	$5
Sales of natural gas and transportation and storage services to affiliates	18	18	36	35
Services provided by related parties(1)	35	33	70	72
Services provided to related parties(2)	36	33	75	60
(1)

Includes capitalized expenditures of $12 million and $14 million for the three months ended June 30, 2017 and 2016, respectively, and $20 million and $24 million for the six months ended June 30, 2017 and 2016, respectively.

(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related-party VIE.

The following table presents affiliated and related-party activity reflected in Dominion Energy Gas' Consolidated Balance Sheets:

	June 30, 2017	December 31, 2016
(millions)
Other receivables(1)	$15	$10
Imbalances receivable from affiliates	1	2
Imbalances payable to affiliates(2)	1	4
Affiliated notes receivable(3)	20	18
(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current liabilities in Dominion Energy Gas' Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Energy Gas' Consolidated Balance Sheets.

Dominion Energy Gas' borrowings under the intercompany revolving credit agreement with Dominion Energy were $24 million and $118 million as of June 30, 2017 and December 31, 2016, respectively. Interest charges related to Dominion Energy Gas' total borrowings from Dominion Energy were immaterial for the three and six months ended June 30, 2017 and 2016.

.

Note 18. Employee Benefit Plans

In the first quarter of 2016, the Companies announced an organizational design initiative that reduced their total workforces during 2016. The goal of the organizational design initiative was to streamline leadership structure and push decision making lower while also improving efficiency.  During the first six months ended June 30, 2016, Dominion Energy recorded a $65 million ($40 million after-tax) charge, including $33 million ($20 million after-tax) at Virginia Power and $8 million ($5 million after-tax) at Dominion Energy Gas, primarily reflected in other operations and maintenance expense in their Consolidated Statements of Income due to severance pay and other costs related to the organizational design initiative.  The terms of the severance under the organizational design initiative were consistent with the Companies’ existing severance plans.

Plan Amendment and Remeasurement

In the first quarter of 2017, Dominion Energy and Dominion Energy Gas remeasured an other postretirement benefit plan as a result of an amendment that changed post-65 retiree medical coverage for certain current and future Local 69 retirees effective July 1, 2017. The remeasurement resulted in a decrease in Dominion Energy's and Dominion Energy Gas' accumulated postretirement benefit obligation of $73 million and $61 million, respectively. As a result of regulatory accounting, the remeasurement will have an immaterial impact on net income for both Dominion Energy and Dominion Energy Gas. The discount rate used for the remeasurement was 4.30%. All other assumptions used were consistent with the measurement as of December 31, 2016.

During the six months ended June 30, 2017, Dominion Energy recorded a $7 million ($4 million after-tax) charge, including $6 million ($4 million after-tax) at Dominion Energy Gas, as a result of additional payments associated with the new collective bargaining agreement, which is reflected in other operations and maintenance expense in their Consolidated Statements of Income.

Dominion Energy

The components of Dominion Energy's provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
(millions)
Three Months Ended June 30,
Service cost	$34	$28	$6	$8
Interest cost	87	78	14	17
Expected return on plan assets	(161)	(139)	(31)	(30)
Amortization of prior service cost (credit)	1	1	(13)	(7)
Amortization of net actuarial loss	41	27	3	2
Net periodic benefit cost (credit)	$2	$(5)	$(21)	$(10)
Six Months Ended June 30,
Service cost	$69	$57	$13	$16
Interest cost	173	155	30	34
Expected return on plan assets	(320)	(278)	(63)	(59)
Amortization of prior service cost (credit)	1	1	(25)	(14)
Amortization of net actuarial loss	81	55	6	3
Settlements	1	—	—	—
Net periodic benefit cost (credit)	$5	$(10)	$(39)	$(20)

Employer Contributions

During the six months ended June 30, 2017, Dominion Energy made no contributions to its defined benefit pension plans or other postretirement benefit plans, except for a $75 million contribution made in January 2017 to Dominion Energy Questar’s qualified pension plan to satisfy a regulatory condition to closing of the Dominion Energy Questar Combination. Dominion Energy expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2017.

Dominion Energy Gas

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016. See Note 17 for more information.

The components of Dominion Energy Gas' provision for net periodic benefit credit for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
(millions)
Three Months Ended June 30,
Service cost	$4	$4	$1	$2
Interest cost	8	7	3	4
Expected return on plan assets	(36)	(34)	(6)	(7)
Amortization of prior service credit	—	—	(1)	—
Amortization of net actuarial loss	4	4	—	1
Net periodic benefit credit	$(20)	$(19)	$(3)	$—
Six Months Ended June 30,
Service cost	$8	$7	$2	$3
Interest cost	15	15	6	7
Expected return on plan assets	(71)	(67)	(12)	(12)
Amortization of prior service credit	—	—	(1)	—
Amortization of net actuarial loss	8	7	1	1
Net periodic benefit credit	$(40)	$(38)	$(4)	$(1)

Employer Contributions

During the six months ended June 30, 2017, Dominion Energy Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2017.

Note 19. Operating Segments

The Companies are organized primarily on the basis of products and services sold in the U.S. In connection with its corporate rebranding, the Companies changed the names of their principal operating segments to Power Delivery, Power Generation and Gas Infrastructure from Dominion Virginia Power, Dominion Generation and Dominion Energy, respectively. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power	Dominion Energy Gas
Power Delivery	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
Power Generation	Regulated electric fleet	X	X
	Merchant electric fleet	X
Gas Infrastructure	Gas transmission and storage	X		X
	Gas distribution and storage	X		X
	Gas gathering and processing	X		X
	LNG import and storage	X
	Nonregulated retail energy marketing	X

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are discontinued or sold.  In addition, Corporate and Other includes specific items attributable to Dominion Energy's operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources.

In the six months ended June 30, 2017, Dominion Energy reported after-tax net expenses of $10 million for specific items in the Corporate and Other segment, with $1 million of net expenses attributable to its operating segments. In the six months ended June 30, 2016, Dominion Energy reported after-tax net expenses of $37 million for specific items in the Corporate and Other segment, with $26 million of these net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy's operating segments in 2016 primarily related to the impact of the following item:

•	A $59 million ($36 million after-tax) charge related to an organizational design initiative, attributable to:
•	Power Delivery ($5 million after-tax);
•	Gas Infrastructure ($12 million after-tax); and
•	Power Generation ($19 million after-tax).

The following table presents segment information pertaining to Dominion Energy’s operations:

	Power Delivery	Power Generation	Gas Infrastructure	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended June 30, 2017
Total revenue from external customers	$530	$1,507	$589	$6	$181	$2,813
Intersegment revenue	7	2	175	149	(333)	—
Total operating revenue	537	1,509	764	155	(152)	2,813
Net income (loss) attributable to Dominion Energy	127	240	163	(140)	—	390
Three Months Ended June 30, 2016
Total revenue from external customers	$512	$1,564	$391	$3	$128	$2,598
Intersegment revenue	6	2	124	133	(265)	—
Total operating revenue	518	1,566	515	136	(137)	2,598
Net income attributable to Dominion Energy	104	171	162	15	—	452
Six Months Ended June 30, 2017
Total revenue from external customers	$1,084	$3,160	$1,490	$9	$454	$6,197
Intersegment revenue	12	5	441	301	(759)	—
Total operating revenue	1,096	3,165	1,931	310	(305)	6,197
Net income (loss) attributable to Dominion Energy	252	501	426	(157)	—	1,022
Six Months Ended June 30, 2016
Total revenue from external customers	$1,068	$3,257	$876	$6	$312	$5,519
Intersegment revenue	11	5	302	325	(643)	—
Total operating revenue	1,079	3,262	1,178	331	(331)	5,519
Net income (loss) attributable to Dominion Energy	224	416	348	(12)	—	976

Intersegment sales and transfers for Dominion Energy are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

Virginia Power

The Corporate and Other Segment of Virginia Power primarily includes specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources.

In the six months ended June 30, 2017, Virginia Power reported after-tax net expenses of $7 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. In the six months ended June 30, 2016, Virginia Power reported an after-tax net expense of $19 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

The net expense for specific items attributable to Virginia Power's operating segments in 2017 primarily related to the impact of the following item which was attributable to Power Delivery:

•	A $16 million ($10 million after-tax) charge arising from a proposed customer settlement.

The net expense for specific items attributable to Virginia Power’s operating segments in 2016 primarily related to the impact of the following item:

•	A $33 million ($20 million after-tax) charge related to an organizational design initiative, attributable to:
•	Power Delivery ($5 million after-tax); and
•	Power Generation ($15 million after-tax).

The following table presents segment information pertaining to Virginia Power’s operations:

	Power Delivery	Power Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2017
Operating revenue	$533	$1,214	$—	$1,747
Net income (loss)	125	198	(5)	318
Three Months Ended June 30, 2016
Operating revenue	$512	$1,264	$—	$1,776
Net income	104	174	2	280
Six Months Ended June 30, 2017
Operating revenue	$1,090	$2,488	$—	$3,578
Net income	250	421	3	674
Six Months Ended June 30, 2016
Operating revenue	$1,069	$2,597	$—	$3,666
Net income (loss)	222	340	(19)	543

Dominion Energy Gas

The Corporate and Other Segment of Dominion Energy Gas primarily includes specific items attributable to Dominion Energy Gas' operating segment that are not included in profit measures evaluated by executive management in assessing the segment's performance or in allocating resources and the effect of certain items recorded at Dominion Energy Gas as a result of Dominion Energy's basis in the net assets contributed.

In the six months ended June 30, 2017, Dominion Energy Gas reported after-tax net expenses of $9 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the six months ended June 30, 2016, Dominion Energy Gas reported an after-tax net expense of $2 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net expense for specific items in 2017 was due to a $15 million ($9 million after-tax) charge to write-off the balance of a regulatory asset no longer considered probable of recovery at June 30, 2017.

The net expense for specific items in 2016 primarily related to an $8 million ($5 million after-tax) charge related to an organizational design initiative.

The following table presents segment information pertaining to Dominion Energy Gas' operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2017
Operating revenue	$422	$—	$422
Net income (loss)	88	(11)	77
Three Months Ended June 30, 2016
Operating revenue	$368	$—	$368
Net income (loss)	108	(3)	105
Six Months Ended June 30, 2017
Operating revenue	$912	$—	$912
Net income (loss)	197	(12)	185
Six Months Ended June 30, 2016
Operating revenue	$799	$—	$799
Net income (loss)	211	(8)	203

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses Dominion Energy’s results of operations and general financial condition and Virginia Power's and Dominion Energy Gas' results of operations. MD&A should be read in conjunction with the Companies’ Consolidated Financial Statements. Virginia Power and Dominion Energy Gas meet the conditions to file under the reduced disclosure format, and therefore have omitted certain sections of MD&A.

Contents of MD&A

MD&A consists of the following information:

•	Forward-Looking Statements
•	Accounting Matters – Dominion Energy
•	Dominion Energy
•	Results of Operations
•	Segment Results of Operations
•	Virginia Power
•	Results of Operations
•	Dominion Energy Gas
•	Results of Operations
•	Liquidity and Capital Resources - Dominion Energy
•	Future Issues and Other Matters - Dominion Energy

Forward-Looking Statements

This report contains statements concerning the Companies' expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may,” “continue,” “target” or other similar words.

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

•

Fluctuations in energy-related commodity prices and the effect these could have on Dominion Energy’s and Dominion Energy Gas' earnings and the Companies' liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;
•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;
•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion Energy and Virginia Power and in benefit plan trusts by Dominion Energy and Dominion Energy Gas;
•	Fluctuations in interest rates or foreign currency exchange rates;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•

Impacts of acquisitions, including the Dominion Energy Questar Combination, divestitures, transfers of assets to joint ventures or Dominion Energy Midstream, including the contribution of Dominion Energy Questar Pipeline to Dominion Energy Midstream, and retirements of assets based on asset portfolio reviews;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;
•	The timing and execution of Dominion Energy Midstream's growth strategy;
•

Changes in rules for regional transmission organizations and independent system operators in which Dominion Energy and Virginia Power participate, including changes in rate designs, changes in FERC's interpretation of market rules and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;
•	Domestic terrorism and other threats to the Companies' physical and intangible assets, as well as threats to cybersecurity;
•

Changes in demand for the Companies' services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in supplies of natural gas delivered to Dominion Energy and Dominion Energy Gas' pipeline and processing systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•

Additional competition in industries in which the Companies operate, including in electric markets in which Dominion Energy’s merchant generation facilities operate and potential competition from the development and deployment of alternative energy sources, such as self-generation and distributed generation technologies, and availability of market alternatives to large commercial and industrial customers;

•	Competition in the development, construction and ownership of certain electric transmission facilities in Virginia Power's service territory in connection with FERC Order 1000;
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;
•

Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion Energy and Dominion Energy Gas;

•	Changes in operating, maintenance and construction costs;
•

Timing and receipt of regulatory approvals, including possible delays due to the lack of a quorum at FERC, necessary for planned construction or growth projects and compliance with conditions associated with such regulatory approvals;

•	The inability to complete planned construction, conversion or growth projects at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Adverse outcomes in litigation matters or regulatory proceedings; and
•

The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

The Companies' forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. The Companies caution the reader not to place undue reliance on their forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. The Companies undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2017, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2017	2016	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion Energy	$390	$452	$(62)
Diluted EPS	0.62	0.73	(0.11)
Year-To-Date
Net income attributable to Dominion Energy	$1,022	$976	$46
Diluted EPS	1.63	1.61	0.02

Overview

Second Quarter 2017 vs. 2016

Net income attributable to Dominion Energy decreased 14%, primarily due to unfavorable prices at merchant generation facilities, an increase in interest expense, the absence of gains from agreements to convey shale development rights underneath several natural gas storage fields and a decrease in Cove Point import contracts. These decreases were partially offset by the Dominion Energy Questar Combination and an electric utility capacity benefit.

Year-To-Date 2017 vs. 2016

Net income attributable to Dominion Energy increased 5%, primarily due to the Dominion Energy Questar Combination, an electric utility capacity benefit and the absence of organizational design initiative costs. These increases were partially offset by an increase in interest expense, a decrease in Cove Point import contracts, lower anticipated renewable energy investment tax credits, the absence of gains from agreements to convey shale development rights underneath several natural gas storage fields and unfavorable prices at merchant generation facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Second Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Operating revenue	$2,813	$2,598	$215	$6,197	$5,519	$678
Electric fuel and other energy-related purchases	498	551	(53)	1,073	1,185	(112)
Purchased (excess) electric capacity	(12)	45	(57)	(29)	113	(142)
Purchased gas	112	56	56	417	175	242
Net revenue	2,215	1,946	269	4,736	4,046	690
Other operations and maintenance	779	665	114	1,517	1,368	149
Depreciation, depletion and amortization	467	361	106	936	712	224
Other taxes	168	139	29	357	303	54
Other income	60	72	(12)	176	126	50
Interest and related charges	308	239	69	600	465	135
Income tax expense	136	152	(16)	411	331	80
Noncontrolling interests	27	10	17	69	17	52

An analysis of Dominion Energy’s results of operations follows:

Second Quarter 2017 vs. 2016

Net revenue increased 14%, primarily reflecting:

•	A $204 million increase due to the Dominion Energy Questar Combination;
•

A $57 million electric capacity benefit, due to the annual PJM capacity performance market effective June 2016 ($50 million) and a benefit related to non-utility generators ($29 million), partially offset by the annual PJM capacity performance market effective June 2017 ($22 million);

•	A $30 million increase due to additional generation output from merchant solar generating projects;
•	A $23 million increase in sales to electric utility retail customers from an increase in cooling degree days;
•	A $21 million increase due to a decrease in unplanned outage days at merchant generation facilities;
•	An $18 million increase in rate adjustment clauses associated with electric utility operations; and
•	A $17 million increase from regulated natural gas transmission growth projects placed into service; partially offset by
•	A $70 million decrease due to unfavorable pricing at merchant generation facilities; and
•	A $37 million decrease from Cove Point import contracts.

Other operations and maintenance increased 17%, primarily reflecting:

•	A $67 million increase due to the Dominion Energy Questar Combination;
•	The absence of gains from agreements to convey shale development rights underneath several natural gas storage fields ($35 million); and
•	A $15 million increase due to a charge to write-off the balance of a regulatory asset that is no longer considered probable of recovery; partially offset by
•	A $30 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income.

Depreciation, depletion and amortization increased 29%, primarily due to the Dominion Energy Questar Combination ($59 million) and various growth projects being placed into service ($35 million).

Other taxes increased 21%, primarily due to the Dominion Energy Questar Combination ($12 million) and increased property taxes related to growth projects placed into service ($10 million).

Interest and related charges increased 29%, primarily due to higher long-term debt interest expense resulting from debt issuances in 2016 and the first half of 2017 ($56 million) and debt acquired in the Dominion Energy Questar Combination ($14 million).

Income tax expense decreased 11%, primarily due to lower pre-tax income.

Noncontrolling interests increased $17 million, primarily due to an increase in Dominion Energy Midstream earnings attributable to public unitholders.

Year-To-Date 2017 vs. 2016

Net revenue increased 17%, primarily reflecting:

•	A $502 million increase due to the Dominion Energy Questar Combination;
•

A $143 million electric capacity benefit, due to the annual PJM capacity performance market effective June 2016 ($123 million) and a benefit related to non-utility generators ($42 million), partially offset by the annual PJM capacity performance market effective June 2017 ($22 million);

•	A $48 million increase in sales to electric utility retail customers due to the effect of changes in customer usage and other factors;
•	A $45 million increase due to additional generation output from merchant solar generating projects;
•	A $35 million increase in rate adjustment clauses associated with electric utility operations;
•	A $33 million increase from regulated natural gas transmission growth projects placed into service; and
•	A $25 million increase due to a decrease in unplanned outage days at merchant generation facilities; partially offset by
•	An $89 million decrease due to unfavorable pricing at merchant generation facilities;
•	A $63 million decrease from Cove Point import contracts; and
•

A decrease in sales to electric utility retail customers from a reduction in heating degree days during the first quarter of 2017 ($52 million) partially offset by an increase in cooling degree days during the second quarter of 2017 ($23 million).

Other operations and maintenance increased 11%, primarily reflecting:

•	A $130 million increase due to the Dominion Energy Questar Combination;
•	A $43 million increase in salaries, wages and benefits;
•	The absence of gains from agreements to convey shale development rights underneath several natural gas storage fields ($40 million); and
•	A $15 million increase due to a charge to write-off the balance of a regulatory asset that is no longer considered probable of recovery; partially offset by
•	The absence of organizational design initiative costs ($64 million); and
•	A $58 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income.

Depreciation, depletion and amortization increased 31%, primarily due to the Dominion Energy Questar Combination ($115 million) and various growth projects being placed into service ($80 million).

Other taxes increased 18%, primarily due to the Dominion Energy Questar Combination ($23 million) and increased property taxes related to growth projects placed into service ($22 million).

Other income increased 40%, primarily reflecting:

•	A $23 million increase in net realized gains (including investment income) on nuclear decommissioning trust funds;
•	A $15 million increase in earnings from equity method investments;

•	A $13 million increase in AFUDC associated with rate-regulated projects;
•	An $11 million increase in interest income associated with the settlement of state income tax refund claims; and
•	An $8 million increase from the assignment of Virginia Power’s electric transmission tower rental portfolio; partially offset by
•	A $16 million charge associated with a proposed customer settlement.

Interest and related charges increased 29%, primarily due to higher long-term debt interest expense resulting from debt issuances in 2016 and the first half of 2017 ($107 million) and debt acquired in the Dominion Energy Questar Combination ($28 million).

Income tax expense increased 24%, primarily due to higher pre-tax income and an increased effective tax rate, principally due to anticipated lower renewable energy investment tax credits.

Noncontrolling interests increased $52 million, primarily due to an increase in Dominion Energy Midstream earnings attributable to public unitholders ($32 million) and an increase in earnings from merchant solar partnerships ($20 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. In connection with its corporate rebranding, Dominion Energy changed the names of its principal operating segments to Power Delivery, Power Generation and Gas Infrastructure from Dominion Virginia Power, Dominion Generation and Dominion Energy, respectively. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income attributable to Dominion Energy:

	Net Income attributable to Dominion Energy			Diluted EPS
	2017	2016	$ Change	2017	2016	$ Change
(millions, except EPS)
Second Quarter
Power Delivery	$127	$104	$23	$0.20	$0.17	$0.03
Power Generation	240	171	69	0.38	0.28	0.10
Gas Infrastructure	163	162	1	0.26	0.26	—
Primary operating segments	530	437	93	0.84	0.71	0.13
Corporate and Other	(140)	15	(155)	(0.22)	0.02	(0.24)
Consolidated	$390	$452	$(62)	$0.62	$0.73	$(0.11)
Year-To-Date
Power Delivery	$252	$224	$28	$0.40	$0.37	$0.03
Power Generation	501	416	85	0.80	0.69	0.11
Gas Infrastructure	426	348	78	0.68	0.57	0.11
Primary operating segments	1,179	988	191	1.88	1.63	0.25
Corporate and Other	(157)	(12)	(145)	(0.25)	(0.02)	(0.23)
Consolidated	$1,022	$976	$46	$1.63	$1.61	$0.02

Power Delivery

Presented below are selected operating statistics related to Power Delivery’s operations:

	Second Quarter			Year-To-Date
	2017	2016	% Change	2017	2016	% Change
Electricity delivered (million MWh)	19.7	18.9	4%	40.2	40.1	0%
Degree days (electric distribution service area):
Cooling	565	425	33%	574	429	34%
Heating	186	367	-49%	1,823	2,247	-19%
Average electric distribution customer accounts (thousands)(1)	2,570	2,545	1%	2,567	2,543	1%
(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Power Delivery’s net income contribution:

	Second Quarter 2017 vs. 2016 Increase (Decrease)		Year-To-Date 2017 vs. 2016 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$4	$0.01	$(6)	$(0.01)
Other	1	—	11	0.02
FERC transmission equity return	4	0.01	9	0.01
Storm damage and service restoration	10	0.01	14	0.02
Other	4	—	—	—
Share dilution	—	—	—	(0.01)
Change in net income contribution	$23	$0.03	$28	$0.03

Power Generation

Presented below are selected operating statistics related to Power Generation’s operations:

	Second Quarter			Year-To-Date
	2017	2016	% Change	2017	2016	% Change
Electricity supplied (million MWh):
Utility	19.9	20.1	-1%	41.6	42.3	-2%
Merchant	7.3	6.2	18%	14.8	13.3	11%
Degree days (electric utility service area):
Cooling	565	425	33%	574	429	34%
Heating	186	367	-49%	1,823	2,247	-19%

Presented below, on an after-tax basis, are the key factors impacting Power Generation’s net income contribution:

	Second Quarter 2017 vs. 2016 Increase (Decrease)		Year-To-Date 2017 vs. 2016 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$9	$0.01	$(12)	$(0.02)
Other	2	—	21	0.04
Electric capacity	34	0.05	86	0.14
Renewable energy investment tax credits(1)	55	0.09	55	0.09
Merchant generation margin	(14)	(0.02)	(15)	(0.03)
Noncontrolling interest(2)	(2)	—	(13)	(0.02)
Depreciation and amortization	(13)	(0.02)	(26)	(0.04)
Other	(2)	—	(11)	(0.02)
Share dilution	—	(0.01)	—	(0.03)
Change in net income contribution	$69	$0.10	$85	$0.11
(1)	Tax credit is reflected in Power Generation segment once project is placed into service.
(2)	Represents noncontrolling interest related to merchant solar partnerships.

Gas Infrastructure

Presented below are selected operating statistics related to Gas Infrastructure’s operations:

	Second Quarter			Year-To-Date
	2017	2016	% Change	2017	2016	% Change
Gas distribution throughput (bcf)(1):
Sales	18	3	500%	75	16	369%
Transportation	139	99	40%	326	258	26%
Heating degree days (gas distribution service area):
Eastern region	481	729	-34%	2,874	3,413	-16%
Western region(1)	576	—	100%	2,893	—	100%
Average gas distribution customer accounts (thousands)(1)(2):
Sales	1,228	224	448%	1,234	233	430%
Transportation	1,099	1,079	2%	1,093	1,073	2%
Average retail energy marketing customer accounts (thousands)(2)	1,451	1,376	5%	1,440	1,364	6%
(1)	Includes Dominion Energy Questar in 2017.
(2)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Gas Infrastructure’s net income contribution:

	Second Quarter 2017 vs. 2016 Increase (Decrease)		Year-To-Date 2017 vs. 2016 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Dominion Energy Questar Combination	$49	$0.08	$150	$0.25
Assignment of Marcellus acreage	(22)	(0.03)	(26)	(0.04)
Cove Point import contracts	(21)	(0.03)	(36)	(0.06)
Noncontrolling interest(1)	(8)	(0.01)	(19)	(0.03)
Transportation and storage growth projects	8	0.01	16	0.02
Other	(5)	(0.01)	(7)	(0.01)
Share dilution	—	(0.01)	—	(0.02)
Change in net income contribution	$1	$—	$78	$0.11
(1)	Represents the portion of earnings attributable to Dominion Energy Midstream's public unitholders.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(22)	$12	$(34)	$(1)	$(26)	$25
Specific items attributable to corporate operations	(9)	(1)	(8)	(9)	(11)	2
Total specific items	(31)	11	(42)	(10)	(37)	27
Other corporate operations:
Renewable energy investment tax credits	(12)	51	(63)	27	132	(105)
Interest expense, net	(88)	(69)	(19)	(173)	(128)	(45)
Other	(9)	22	(31)	(1)	21	(22)
Total other corporate operations	(109)	4	(113)	(147)	25	(172)
Total net income (expense)	$(140)	$15	$(155)	$(157)	$(12)	$(145)
EPS impact	$(0.22)	$0.02	$(0.24)	$(0.25)	$(0.02)	$(0.23)

Total Specific Items

Corporate and Other includes specific items attributable to Dominion Energy's primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments' performance or in allocating resources. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and other also includes items attributable to the Corporate and Other segment.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Net income	$318	$280	$38	$674	$543	$131

Overview

Second Quarter 2017 vs. 2016

Net income increased 14%, primarily due to the PJM capacity performance market and a benefit related to non-utility generators.

Year-To-Date 2017 vs. 2016

Net income increased 24%, primarily due to the PJM capacity performance market, a benefit related to non-utility generators and the absence of organizational design initiative costs.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Operating revenue	$1,747	$1,776	$(29)	$3,578	$3,666	$(88)
Electric fuel and other energy-related purchases	409	475	(66)	865	1,011	(146)
Purchased (excess) electric capacity	(12)	45	(57)	(29)	113	(142)
Net revenue	1,350	1,256	94	2,742	2,542	200
Other operations and maintenance	379	386	(7)	753	836	(83)
Depreciation and amortization	280	247	33	566	495	71
Other taxes	78	70	8	157	144	13
Other income	13	18	(5)	44	34	10
Interest and related charges	125	113	12	245	227	18
Income tax expense	183	178	5	391	331	60

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2017 vs. 2016

Net revenue increased 7%, primarily reflecting:

•

A $57 million electric capacity benefit, due to the annual PJM capacity performance market effective June 2016 ($50 million) and a benefit related to non-utility generators ($29 million), partially offset by the annual PJM capacity performance market effective June 2017 ($22 million);

•	An increase in sales to retail customers from an increase in cooling degree days ($23 million); and
•	An increase from rate adjustment clauses ($18 million).

Other operations and maintenance decreased 2%, primarily reflecting:

•	A $30 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income; and
•	A $16 million decrease in storm damage and service restoration costs; partially offset by
•	A $21 million increase in salaries, wages and benefits and general and administrative expenses.

Depreciation and amortization increased 13%, primarily due to various growth projects being placed into service ($15 million) and revised depreciation rates ($12 million).

Other income decreased 28% due to a charge associated with a proposed customer settlement ($16 million), partially offset by interest income associated with the settlement of state income tax refund claims ($11 million).

Interest and related charges increased 11% due to higher long-term debt interest expense resulting from debt issuances in 2016 and the first half of 2017.

Year-To-Date 2017 vs. 2016

Net revenue increased 8%, primarily reflecting:

•

A $143 million electric capacity benefit, due to the annual PJM capacity performance market effective June 2016 ($123 million) and a benefit related to non-utility generators ($42 million), partially offset by the annual PJM capacity performance market effective June 2017 ($22 million);

•	An increase in sales to retail customers due to the effect of changes in customer usage and other factors ($48 million); and
•	An increase from rate adjustment clauses ($35 million); partially offset by
•

A decrease in sales to retail customers from a reduction in heating degree days during the first quarter of 2017 ($52 million) partially offset by an increase in cooling degree days during the second quarter of 2017 ($23 million).

Other operations and maintenance decreased 10%, primarily reflecting:

•	A $58 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income;
•	The absence of organizational design initiative costs ($32 million); and
•	A $23 million decrease in storm damage and service restoration costs, partially offset by
•	An $11 million increase in salaries, wages and benefits and general and administrative expenses.

Depreciation and amortization increased 14%, primarily due to various growth projects being placed into service ($37 million) and revised depreciation rates ($22 million).

Other income increased 29%, primarily reflecting:

•	An $11 million increase in interest income associated with the settlement of state income tax refund claims; and
•	An $8 million increase from the assignment of Virginia Power's electric transmission tower rental portfolio; partially offset by
•	A $16 million charge associated with a proposed customer settlement.

Income tax expense increased 18%, primarily due to higher pre-tax income.

Dominion Energy Gas

Results of Operations

Presented below is a summary of Dominion Energy Gas' consolidated results:

	Second Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Net income	$77	$105	$(28)	$185	$203	$(18)

Overview

Second Quarter 2017 vs. 2016

Net income decreased 27%, primarily due to the absence of gains from agreements to convey shale development rights underneath several natural gas storage fields.

Year-To-Date 2017 vs. 2016

Net income decreased 9%, primarily due to the absence of gains from agreements to convey shale development rights underneath several natural gas storage fields, partially offset by an increase in gas transportation and storage activities from growth projects placed into service.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy Gas' results of operations:

	Second Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Operating revenue	$422	$368	$54	$912	$799	$113
Purchased gas	38	16	22	81	50	31
Other energy-related purchases	2	1	1	7	4	3
Net revenue	382	351	31	824	745	79
Other operations and maintenance	146	74	72	304	198	106
Depreciation and amortization	56	52	4	110	95	15
Other taxes	43	39	4	97	91	6
Earnings from equity method investee	4	3	1	11	9	2
Other income	5	6	(1)	10	6	4
Interest and related charges	24	23	1	47	45	2
Income tax expense	45	67	(22)	102	128	(26)

An analysis of Dominion Energy Gas' results of operations follows:

Second Quarter 2017 vs. 2016

Net revenue increased 9%, primarily reflecting:

•	A $12 million increase from regulated natural gas transmission growth projects placed into service;
•	A $7 million increase in PIR program revenues; and
•	A $5 million increase in services performed for Atlantic Coast Pipeline.

Other operations and maintenance increased 97%, primarily reflecting:

•	The absence of gains from agreements to convey shale development rights underneath several natural gas storage fields ($35 million);
•	A $15 million increase due to a charge to write-off the balance of a regulatory asset no longer considered probable of recovery; and

•	A $5 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Income tax expense decreased 33% due to lower pre-tax income.

Year-To-Date 2017 vs. 2016

Net revenue increased 11%, primarily reflecting:

•	A $25 million increase from regulated natural gas transmission growth projects placed into service;
•	A $17 million increase in rate adjustment clause revenue related to low income assistance programs associated with regulated natural gas distribution operations;
•	A $16 million increase in services performed for Atlantic Coast Pipeline; and
•	A $12 million increase in PIR program revenues.

Other operations and maintenance increased 54%, primarily reflecting:

•	The absence of gains from agreements to convey shale development rights underneath several natural gas storage fields ($40 million);
•

A $17 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income;

•	A $16 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income;
•	A $15 million increase due to a charge to write-off the balance of a regulatory asset no longer considered probable of recovery; and
•	An $11 million increase in salaries, wages and benefits and general and administrative expenses; partially offset by
•	The absence of organizational design initiative costs ($8 million).

Other income increased $4 million primarily due to an $8 million increase in AFUDC associated with rate-regulated projects, partially offset by the absence of the 2016 sale of a portion of Dominion Energy Gas’ interest in Iroquois ($5 million).

Income tax expense decreased 20% due to lower pre-tax income.

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At June 30, 2017, Dominion Energy had $2.6 billion of unused capacity under its credit facilities. See Note 14 to the Consolidated Financial Statements for more information.

A summary of Dominion Energy’s cash flows is presented below:

	2017	2016
(millions)
Cash and cash equivalents at January 1	$261	$607
Cash flows provided by (used in):
Operating activities	2,352	2,018
Investing activities	(3,316)	(3,725)
Financing activities	963	1,477
Net decrease in cash and cash equivalents	(1)	(230)
Cash and cash equivalents at June 30	$260	$377

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $334 million, primarily due to the Dominion Energy Questar Combination, an electric utility capacity benefit, derivative activities and proceeds from the assignment of the electric transmission tower rental portfolio, partially offset by lower deferred fuel cost recoveries in the Virginia jurisdiction, higher interest expense and Dominion Energy’s contribution to Dominion Energy Questar’s pension plan.

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion Energy's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of June 30, 2017 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$43	$—	$43
Non-investment grade(2)	4	—	4
No external ratings:
Internally rated—investment grade(3)	8	—	8
Internally rated—non-investment grade(4)	14	—	14
Total	$69	$—	$69
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

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $409 million, primarily due to decreases in plant construction and other property additions and the absence of restricted cash for the Dominion Energy Questar Combination, partially offset by increased investment in Atlantic Coast Pipeline and an increase in acquisitions of solar development projects.

Financing Cash Flows and Liquidity

Dominion Energy relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, the ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Dominion Energy currently meets the definition of a well-known seasoned issuer under SEC rules governing the registration, communications and offering processes under the Securities Act of 1933, as amended. The rules provide for a streamlined shelf registration process to provide registrants with timely access to capital. This allows Dominion Energy to use automatic shelf registration statements to register any offering of securities, other than those for exchange offers or business combination transactions.

Net cash provided by Dominion Energy's financing activities decreased $514 million, primarily due to lower issuances of common stock, the absence of proceeds from the sale of interest in merchant solar projects in the first quarter of 2016 and lower contributions to Four Brothers and Three Cedars from NRG in 2017 compared to contributions from SunEdison in 2016, partially offset by higher net debt issuances.

See Notes 3 and 14 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy's credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of June 30, 2017, there have been no changes in Dominion Energy's credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy's debt. As of June 30, 2017, there have been no material changes to debt covenants, nor any events of default under Dominion Energy's debt covenants. Pursuant to a waiver received in April 2016 and in connection with the closing of the Dominion Energy Questar Combination, the 65% maximum debt to total capital ratio in Dominion Energy’s credit agreements was, with respect to Dominion Energy only, temporarily increased to 70% until the end of the fiscal quarter ending June 30, 2017. Beginning July 1, 2017, the maximum debt to total capital ratio in Dominion Energy’s credit agreements was reset to 65%.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2017, there have been no material changes outside the ordinary course of business to Dominion Energy's contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Off-Balance Sheet Arrangements

As of June 30, 2017, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016 and Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Air

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The new rule requires states to impose standards of performance limits for existing fossil fuel-fired electric generating units or equivalent statewide intensity-based or mass-based CO2 binding goals or limits. States are required to submit final plans identifying how they will comply with the rule by September 2018. The EPA also issued a proposed federal implementation plan and model trading rule that states can adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA. The final rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. In February 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan until the disposition of the petitions challenging the rule now before the Court of

Appeals, and, if such petitions are filed in the future, before the U.S. Supreme Court. In June 2016, the Governor of Virginia signed an executive order directing the Virginia Natural Resources Secretary to convene a workgroup charged with recommending concrete steps to reduce carbon pollution from power plants which could include reductions at levels similar to the Clean Power Plan as an option. In March 2017, the President issued an Executive Order directing the EPA to undertake a review of the Clean Power Plan that could result in significant revisions to, or rescinding of, the rule. In April 2017, the U.S. Court of Appeals for the D.C. Circuit issued an order suspending the cases challenging the Clean Power Plan for 60 days to allow the EPA time to determine whether to revise or rescind the rule. Also in April 2017, the EPA issued a notice withdrawing the proposed federal implementation plan and model trading rules. In June 2017, the Governor of Virginia issued a directive for development of state carbon regulations with a December 2017 deadline for submittal of draft rules to the Virginia State Air Pollution Control Board for approval to notice for public comment. Given these developments and associated federal and state regulatory and legal uncertainties, Dominion Energy cannot predict the potential financial statement impacts but believes the potential expenditures to comply could be material.

Climate Change

In December 2015, the Paris Agreement was formally adopted under the United Nations Framework Convention on Climate Change. In June 2017, the Administration announced that the U.S. intends to file to withdraw from the Paris Agreement in 2019. Several states, including Virginia, have subsequently announced a commitment to achieving the carbon reduction goals of the Paris Agreement. It is not possible at this time to predict the timing and impact of this withdrawal, or how any legal requirements in the U.S. at the federal, state or local levels pursuant to the Paris Agreement could impact our customers or our business.

Significant Power Generation Projects

In June 2017, Virginia Power signed an agreement to develop two 6 MW wind turbines off the coast of Virginia for the Coastal Virginia Offshore Wind project.  The project is expected to cost approximately $300 million and to be installed by the end of 2020.

Significant Gas Infrastructure Projects

In December 2014, DETI entered into a precedent agreement with Atlantic Coast Pipeline for the Supply Header project, a project to provide approximately 1,500,000 Dths per day of firm transportation service to various customers. This project is expected to be placed into service in late 2019 and cost approximately $550 million to $600 million to construct, excluding financing costs.

Legal Matters

See Notes 13 and 22 to the Consolidated Financial Statements and Item 3. Legal Proceedings in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and Notes 12 and 15 and  Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and Note 12 in this report for additional information on various regulatory matters.

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

Market Risk Sensitive Instruments and Risk Management

The Companies' financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is present in Dominion Energy's and Virginia Power's electric operations and Dominion Energy's and Dominion Energy Gas' natural gas procurement and marketing operations due to the exposure to market shifts in prices received and paid for electricity, natural gas and other commodities. The Companies use commodity derivative contracts to manage price risk exposures for these operations. Interest rate risk is generally related to their outstanding debt and future issuances of debt. In addition, the Companies are exposed to investment price risk through various portfolios of equity and debt securities.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% change in commodity prices or interest rates.

Commodity Price Risk

To manage price risk, Dominion Energy and Virginia Power hold commodity-based derivative instruments held for non-trading purposes associated with purchases and sales of electricity, natural gas and other energy-related products and Dominion Energy Gas holds commodity-based financial derivative instruments held for non-trading purposes associated with purchases and sales of natural gas and other energy-related products.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $37 million and $27 million of Dominion Energy's commodity-based derivative instruments as of June 30, 2017 and December 31, 2016, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in the fair value of $57 million and $62 million of Virginia Power's commodity-based derivative instruments as of June 30, 2017 and December 31, 2016, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $4 million of Dominion Energy Gas' commodity-based derivative instruments as of both June 30, 2017 and December 31, 2016.

The impact of a change in energy commodity prices on the Companies' commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net losses from commodity-based financial derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction, such as revenue from physical sales of the commodity.

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2017 or December 31, 2016.

The Companies also use interest rate derivatives, including forward-starting swaps, as cash flow hedges of forecasted interest payments. As of June 30, 2017, Dominion Energy and Virginia Power had $4.0 billion and $2.2 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $75 million and $65 million, respectively, in the fair value of Dominion Energy's and Virginia Power's interest rate derivatives at June 30, 2017. As of December 31, 2016, Dominion Energy and Virginia Power had $2.9 billion and $1.7 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $58 million and $45 million, respectively, in the fair value of Dominion Energy's and Virginia Power's interest rate derivatives at December 31, 2016.

Dominion Energy Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of June 30, 2017 and December 31, 2016, Dominion Energy and Dominion Energy Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a $2 million and $5 million decrease in the fair value of Dominion Energy Gas' foreign currency swaps at June 30, 2017 and December 31, 2016, respectively.

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

Investment Price Risk

Dominion Energy and Virginia Power are subject to investment price risk due to securities held as investments in nuclear decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in Dominion Energy's and Virginia Power's Consolidated Balance Sheets at fair value.

Dominion Energy recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $103 million and $67 million for the six months ended June 30, 2017 and 2016, respectively, and $144 million for the year ended December 31, 2016. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $157 million and $98 million for the six months ended June 30, 2017 and 2016, respectively, and $183 million for the year ended December 31, 2016.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $44 million and $32 million for the six months ended June 30, 2017 and 2016, respectively, and $67 million for the year ended December 31, 2016. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $73 million and $53 million for the six months ended June 30, 2017 and 2016, respectively, and $93 million for the year ended December 31, 2016.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power and Dominion Energy Gas employees participate in these plans. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of each of Dominion Energy, Virginia Power, and Dominion Energy Gas, including Dominion Energy’s, Virginia Power’s, and Dominion Energy Gas' CEO and CFO, evaluated the effectiveness of each of their respective Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, each of Dominion Energy’s, Virginia Power’s, and Dominion Energy Gas' CEO and CFO have concluded that each of their respective Company’s disclosure controls and procedures are effective.

There were no changes in Dominion Energy’s, Virginia Power’s, or Dominion Energy Gas' internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

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

In January 2016, Virginia Power self-reported a release of mineral oil from the Crystal City substation and began extensive cleanup. Virginia Power assumed the role of responsible party and has continued to cooperate with ongoing requirements for investigative and corrective action. In May 2017, the U.S. Department of the Interior, on behalf of several federal and state agencies, proposed a settlement to resolve the agencies’ claims for natural resource damages related to the mineral oil release.  Virginia Power has been engaged in cooperative discussions with the agencies and expects to resolve this matter for an amount which is likely to be in excess of $100,000. The ultimate resolution of this matter is not expected to have a material effect on Virginia Power.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.
•	Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
•	Notes 12 and 15 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

The Companies' businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/17-4/30/17	368	$77.53	—	19,629,059 shares/ $1.18 billion
5/1/17-5/31/17	—	—	—	19,629,059 shares/ $1.18 billion
6/1/17-6/30/17	—	—	—	19,629,059 shares/ $1.18 billion
Total	368	$77.53	—	19,629,059 shares/ $1.18 billion
(1)	In April 2017, 368 shares were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)

The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Energy Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Energy Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

3.1.a	Dominion Energy, Inc. Articles of Incorporation as amended and restated, effective May 10, 2017 (Exhibit 3.1, Form 8-K filed May 10, 2017, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.1.d	Articles of Amendment to the Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-37591).			X

3.2.a	Dominion Energy, Inc. Amended and Restated Bylaws, effective May 10, 2017 (Exhibit 3.2, Form 8-K filed May 10, 2017, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Energy Gas Holdings, LLC, amended and restated as of May 12, 2017 (Exhibit 3.2, Form 8-K filed May 16, 2017, File No. 001-37591).			X

4.1

Dominion Energy, Inc., Virginia Electric and Power Company and Dominion Energy Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X	X

4.2

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (Exhibit 4.1, Form 10-Q filed November 9, 2016, File No. 1-8489); Eighth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489); Ninth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.2, Form 8-K filed January 12, 2017, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q for the quarter ended March 31, 2017 filed May 4, 2017); Twelfth Supplemental Indenture, dated as of June 1, 2017 (filed herewith).

X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas
4.3

Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Third Supplemental and Amending Indenture, dated as of June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Fourth Supplemental

Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Eighth Supplemental Indenture, dated March 7, 2016 (Exhibit 4.4, Form 8-K filed March 7, 2016, File No. 1-8489); Ninth Supplemental Indenture, dated May 26, 2016 (Exhibit 4.4, Form 8-K filed May 26, 2016, File No. 1-8489); Tenth Supplemental Indenture, dated July 1, 2016 (Exhibit 4.3, Form 8-K filed July 19, 2016, File No. 1-8489); Eleventh Supplemental Indenture, dated August 1, 2016 (Exhibit 4.3, Form 8-K filed August 15, 2016, File No. 1-8489); Twelfth Supplemental Indenture, dated August 1, 2016 (Exhibit 4.4, Form 8-K filed August 15, 2016, File No. 1-8489); Thirteenth Supplemental Indenture, dated May 18, 2017 (Exhibit 4.4, Form 8-K filed May 18, 2017, File No. 1-8489) .

X

12.1	Ratio of earnings to fixed charges for Dominion Energy, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Energy Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Energy Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Energy Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

X

32.b

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

X

32.c

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas
101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv)

the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

		X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

August 3, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 3, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION ENERGY GAS HOLDINGS, LLC Registrant

August 3, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

3.1.a	Dominion Energy, Inc. Articles of Incorporation as amended and restated, effective May 10, 2017 (Exhibit 3.1, Form 8-K filed May 10, 2017, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.1.d	Articles of Amendment to the Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-37591).			X

3.2.a	Dominion Energy, Inc. Amended and Restated Bylaws, effective May 10, 2017 (Exhibit 3.2, Form 8-K filed May 10, 2017, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Energy Gas Holdings, LLC, amended and restated as of May 12, 2017 (Exhibit 3.2, Form 8-K filed May 16, 2017, File No. 001-37591).			X

4.1

Dominion Energy, Inc., Virginia Electric and Power Company and Dominion Energy Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X	X

4.2

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (Exhibit 4.1, Form 10-Q filed November 9, 2016, File No. 1-8489); Eighth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489); Ninth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.2, Form 8-K filed January 12, 2017, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q for the quarter ended March 31, 2017 filed May 4, 2017); Twelfth Supplemental Indenture, dated as of June 1, 2017 (filed herewith).

X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas
4.3

Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Third Supplemental and Amending Indenture, dated as of June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Fourth Supplemental Indenture, dated as of June 1, 2013 (Exhibit 4.3, Form 8-K filed June 7, 2013, File No. 1-8489); Fifth Supplemental Indenture, dated as of June 1,

2013 (Exhibit 4.4, Form 8-K filed June 7, 2013, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Eighth Supplemental Indenture, dated March 7, 2016 (Exhibit 4.4, Form 8-K filed March 7, 2016, File No. 1-8489); Ninth Supplemental Indenture, dated May 26, 2016 (Exhibit 4.4, Form 8-K filed May 26, 2016, File No. 1-8489); Tenth Supplemental Indenture, dated July 1, 2016 (Exhibit 4.3, Form 8-K filed July 19, 2016, File No. 1-8489); Eleventh Supplemental Indenture, dated August 1, 2016 (Exhibit 4.3, Form 8-K filed August 15, 2016, File No. 1-8489); Twelfth Supplemental Indenture, dated August 1, 2016 (Exhibit 4.4, Form 8-K filed August 15, 2016, File No. 1-8489); Thirteenth Supplemental Indenture, dated May 18, 2017 (Exhibit 4.4, Form 8-K filed May 18, 2017, File No. 1-8489) .

X

12.1	Ratio of earnings to fixed charges for Dominion Energy, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Energy Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Energy Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Energy Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

32.a

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

X

32.b

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

X

32.c

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy Gas Holdings, LLC as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

X

99	Condensed consolidated earnings statements (filed herewith).	X	X	X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas
101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii)

Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

		X	X	X