Form 10-Q
period 2017-09-30
DOMINION ENERGY INC /VA/; Dominion Energy Gas Holdings, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2017-11-01
CIK 715957, 1603291, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Energy Gas Holdings, LLC    Yes  ☐    No  ☒

At October 13, 2017, the latest practicable date for determination, Dominion Energy, Inc. had 643,529,769 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Energy, Inc. holds all of the membership interests of Dominion Energy Gas Holdings, LLC.

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
Eastern Market Access Project

Project to provide 294,000 Dths per day of firm transportation service to help meet demand for natural gas for Washington Gas Light Company, a local gas utility serving customers in D.C., Virginia and Maryland, and Mattawoman Energy, LLC for its new electric generation facility to be built in Maryland

EPA	Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a wholly-owned subsidiary of NRG effective November 2016
Fowler Ridge	A wind-turbine facility joint venture between Dominion Energy and BP Wind Energy North America Inc. in Benton County, Indiana
FTA	Free Trade Agreement
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Infrastructure	Gas Infrastructure Group operating segment
GHG	Greenhouse gas
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a wholly-owned subsidiary of NRG effective November 2016
Greensville County	An approximately 1,588 MW combined cycle, natural gas-fired power station under construction in Greensville County, Virginia
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Hope	Hope Gas, Inc.

Abbreviation or Acronym	Definition
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a wholly-owned subsidiary of NRG effective November 2016
Iroquois	Iroquois Gas Transmission System, L.P.
ISO-NE	Independent System Operator New England
kV	Kilovolt
Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point
LNG	Liquefied natural gas
Local 69	Local 69, Utility Workers Union of America, United Gas Workers
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NedPower	A wind-turbine facility joint venture between Dominion Energy and Shell Wind Energy, Inc. in Grant County, West Virginia
NGL	Natural gas liquid
NOx	Nitrogen oxide
NRC	Nuclear Regulatory Commission
NRG

The legal entity, NRG Energy, Inc., one or more of its consolidated subsidiaries (including, effective November 2016, Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of NRG Energy, Inc. and its consolidated subsidiaries

NSPS	New Source Performance Standards
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PIPP	Percentage of Income Payment Plan deployed by East Ohio
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
Power Delivery	Power Delivery Group operating segment
Power Generation	Power Generation Group operating segment
ppb	Parts-per-billion
PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure deployed by Hope
PSD	Prevention of Significant Deterioration
Questar Gas	Questar Gas Company
Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities

Abbreviation or Acronym	Definition
Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland, Scott Solar and Whitehouse
Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases
ROE	Return on equity
RSN	Remarketable subordinated note
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	Securities and Exchange Commission
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions, except per share amounts)
Operating Revenue	$3,179	$3,132	$9,376	$8,651
Operating Expenses
Electric fuel and other energy-related purchases	638	606	1,711	1,791
Purchased (excess) electric capacity	21	(6)	(8)	107
Purchased gas	24	77	441	252
Other operations and maintenance	649	765	2,166	2,133
Depreciation, depletion and amortization	485	400	1,421	1,112
Other taxes	162	145	519	448
Total operating expenses	1,979	1,987	6,250	5,843
Income from operations	1,200	1,145	3,126	2,808
Other income	73	63	249	189
Interest and related charges	305	250	905	715
Income from operations including noncontrolling interests before income tax expense	968	958	2,470	2,282
Income tax expense	272	230	683	561
Net Income Including Noncontrolling Interests	696	728	1,787	1,721
Noncontrolling Interests	31	38	100	55
Net Income Attributable to Dominion Energy	$665	$690	$1,687	$1,666
Earnings Per Common Share
Net income attributable to Dominion Energy - Basic	$1.03	$1.10	$2.66	$2.72
Net income attributable to Dominion Energy - Diluted	1.03	1.10	2.66	2.71
Dividends Declared Per Common Share	$0.7700	$0.7000	$2.2800	$2.1000

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Net income including noncontrolling interests	$696	$728	$1,787	$1,721
Other comprehensive income, net of taxes:
Net deferred gains on derivatives-hedging activities(1)	11	14	82	56
Changes in unrealized net gains on investment securities(2)	48	31	141	72
Changes in net unrecognized pension and other postretirement benefit costs(3)	—	15	—	15
Amounts reclassified to net income:
Net derivative gains-hedging activities(4)	(15)	(34)	(56)	(141)
Net realized gains on investment securities(5)	(4)	(13)	(36)	(23)
Net pension and other postretirement benefit costs(6)	14	9	38	25
Changes in other comprehensive income (loss) from equity method investees(7)	—	—	2	(1)
Total other comprehensive income	54	22	171	3
Comprehensive income including noncontrolling interests	750	750	1,958	1,724
Comprehensive income attributable to noncontrolling interests	31	38	100	55
Comprehensive income attributable to Dominion Energy	$719	$712	$1,858	$1,669

(1)

Net of $(5) million and $(8) million tax for the three months ended September 30, 2017 and 2016, respectively, and net of $(49) million and $(34) million tax for the nine months ended September 30, 2017 and 2016, respectively.

(2)

Net of $(27) million and $(18) million tax for the three months ended September 30, 2017 and 2016, respectively, and net of $(80) million and $(43) million tax for the nine months ended September 30, 2017 and 2016, respectively.

(3)

Net of $--- million and $(10) million tax for the three months ended September 30, 2017 and 2016, respectively, and net of $--- million and $(10) million tax for the nine months ended September 30, 2017 and 2016, respectively.

(4)

Net of $10 million and $21 million tax for the three months ended September 30, 2017 and 2016, respectively, and net of $35 million and $88 million tax for the nine months ended September 30, 2017 and 2016, respectively.

(5)

Net of $2 million and $7 million tax for the three months ended September 30, 2017 and 2016, respectively, and net of $20 million and $13 million tax for the nine months ended September 30, 2017 and 2016, respectively.

(6)

Net of $(7) million and $(4) million tax for the three months ended September 30, 2017 and 2016, respectively, and net of $(25) million and $(16) million tax for the nine months ended September 30, 2017 and 2016, respectively.

(7)	Net of $--- million tax for both the three months ended September 30, 2017 and 2016, and net of $(1) million and $--- million tax for the nine months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$227	$261
Customer receivables (less allowance for doubtful accounts of $16 and $18)	1,292	1,523
Other receivables (less allowance for doubtful accounts of $3 and $2)	212	183
Inventories	1,527	1,524
Regulatory assets	311	244
Other	425	513
Total current assets	3,994	4,248
Investments
Nuclear decommissioning trust funds	4,881	4,484
Investment in equity method affiliates	1,895	1,561
Other	320	298
Total investments	7,096	6,343
Property, Plant and Equipment
Property, plant and equipment	73,610	69,556
Accumulated depreciation, depletion and amortization	(20,799)	(19,592)
Total property, plant and equipment, net	52,811	49,964
Deferred Charges and Other Assets
Goodwill	6,405	6,399
Regulatory assets	2,503	2,473
Other	2,582	2,183
Total deferred charges and other assets	11,490	11,055
Total assets	$75,391	$71,610

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,788	$1,709
Short-term debt	3,060	3,155
Accounts payable	757	1,000
Accrued interest, payroll and taxes	843	798
Regulatory liabilities	88	163
Other	1,023	1,290
Total current liabilities	8,559	8,115
Long-Term Debt
Long-term debt	25,529	24,878
Junior subordinated notes	3,980	2,980
Remarketable subordinated notes	1,377	2,373
Total long-term debt	30,886	30,231
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	9,379	8,602
Regulatory liabilities	2,906	2,622
Other	5,159	5,200
Total deferred credits and other liabilities	17,444	16,424
Total liabilities	56,889	54,770
Commitments and Contingencies (see Note 15)
Equity
Common stock – no par(2)	9,789	8,550
Retained earnings	7,119	6,854
Accumulated other comprehensive loss	(628)	(799)
Total common shareholders' equity	16,280	14,605
Noncontrolling interests	2,222	2,235
Total equity	18,502	16,840
Total liabilities and equity	$75,391	$71,610

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	1 billion shares authorized; 644 million shares and 628 million shares outstanding at September 30, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Dominion Energy Shareholders		Total Common
	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions)
December 31, 2015	596	$6,680	$6,458	$(474)	$12,664	$938	$13,602
Net income including noncontrolling interests			1,666		1,666	55	1,721
Contributions from SunEdison to Four Brothers and Three Cedars					—	178	178
Sale of interest in merchant solar projects		22			22	117	139
Purchase of Dominion Energy Midstream common units		(3)			(3)	(14)	(17)
Issuance of common stock	31	2,079			2,079		2,079
Stock awards (net of change in unearned compensation)		10			10		10
Present value of stock purchase contract payments related to RSNs		(191)			(191)		(191)
Dividends and distributions			(1,287)		(1,287)	(39)	(1,326)
Other comprehensive income, net of tax				3	3		3
Other		(5)			(5)	(1)	(6)
September 30, 2016	627	$8,592	$6,837	$(471)	$14,958	$1,234	$16,192

December 31, 2016	628	$8,550	$6,854	$(799)	$14,605	$2,235	$16,840
Net income including noncontrolling interests			1,687		1,687	100	1,787
Contributions from NRG to Four Brothers and Three Cedars					—	9	9
Issuance of common stock	16	1,232			1,232		1,232
Stock awards (net of change in unearned compensation)		17			17		17
Dividends and distributions			(1,435)		(1,435)	(123)	(1,558)
Other comprehensive income, net of tax				171	171		171
Other		(10)	13	.	3	1	4
September 30, 2017	644	$9,789	$7,119	$(628)	$16,280	$2,222	$18,502

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2017	2016
(millions)
Operating Activities
Net income including noncontrolling interests	$1,787	$1,721
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,649	1,325
Deferred income taxes and investment tax credits	652	481
Proceeds from assignment of tower rental portfolio	91	—
Gains on the sales of assets and equity method investment in Iroquois	(61)	(50)
Contribution to pension plan	(75)	—
Other adjustments	(95)	(78)
Changes in:
Accounts receivable	247	19
Inventories	(34)	(10)
Deferred fuel and purchased gas costs, net	(81)	84
Prepayments	34	71
Accounts payable	(158)	(89)
Accrued interest, payroll and taxes	61	205
Margin deposit assets and liabilities	51	1
Pension and other postretirement benefits	(132)	(91)
Other operating assets and liabilities	(272)	(203)
Net cash provided by operating activities	3,664	3,386
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(4,122)	(4,536)
Acquisition of Dominion Energy Questar, net of cash acquired	—	(4,372)
Acquisition of solar development projects	(343)	(21)
Proceeds from sales of securities	1,496	1,009
Purchases of securities	(1,555)	(1,065)
Contributions to equity method affiliates	(343)	(124)
Other	(6)	80
Net cash used in investing activities	(4,873)	(9,029)
Financing Activities
Repayment of short-term debt, net	(95)	(713)
Issuance of short-term notes	—	1,200
Repayment and repurchase of short-term notes	(250)	(600)
Issuance of long-term debt	3,480	5,730
Repayment and repurchase of long-term debt	(1,529)	(1,169)
Proceeds from sale of interest in merchant solar projects	—	117
Contributions from NRG and SunEdison to Four Brothers and Three Cedars	9	178
Issuance of common stock	1,233	2,079
Common dividend payments	(1,435)	(1,287)
Other	(238)	(248)
Net cash provided by financing activities	1,175	5,287
Decrease in cash and cash equivalents	(34)	(356)
Cash and cash equivalents at beginning of period	261	607
Cash and cash equivalents at end of period	$227	$251
Supplemental Cash Flow Information
Significant noncash investing and financing activities(1):
Accrued capital expenditures	$355	$341

(1)	See Note 14 for noncash financing activities related to the remarketing of RSNs.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Operating Revenue(1)	$2,154	$2,211	$5,732	$5,877
Operating Expenses
Electric fuel and other energy-related purchases(1)	549	516	1,414	1,527
Purchased (excess) electric capacity	21	(6)	(8)	107
Other operations and maintenance:
Affiliated suppliers	76	73	229	238
Other	297	370	897	1,041
Depreciation and amortization	288	270	854	765
Other taxes	76	74	233	218
Total operating expenses	1,307	1,297	3,619	3,896
Income from operations	847	914	2,113	1,981
Other income	13	13	57	47
Interest and related charges(1)	128	118	373	345
Income before income tax expense	732	809	1,797	1,683
Income tax expense	273	306	664	637
Net Income	$459	$503	$1,133	$1,046
(1)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$16	$11
Customer receivables (less allowance for doubtful accounts of $9 and $10)	920	892
Other receivables (less allowance for doubtful accounts of $1 at both dates)	36	99
Affiliated receivables	1	112
Inventories (average cost method)	853	853
Other(2)	309	281
Total current assets	2,135	2,248
Investments
Nuclear decommissioning trust funds	2,292	2,106
Other	3	3
Total investments	2,295	2,109
Property, Plant and Equipment
Property, plant and equipment	41,813	40,030
Accumulated depreciation and amortization	(13,144)	(12,436)
Total property, plant and equipment, net	28,669	27,594
Deferred Charges and Other Assets
Regulatory assets	838	770
Pension and other postretirement benefit assets(2)	182	130
Other(2)	462	457
Total deferred charges and other assets	1,482	1,357
Total assets	$34,581	$33,308
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$851	$678
Short-term debt	320	65
Accounts payable	337	444
Payables to affiliates	167	109
Affiliated current borrowings	36	262
Accrued interest, payroll and taxes	307	239
Other(2)	536	725
Total current liabilities	2,554	2,522
Long-Term Debt	10,495	9,852
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,357	5,103
Asset retirement obligations	1,300	1,262
Regulatory liabilities	2,202	1,962
Other(2)	863	742
Total deferred credits and other liabilities	9,722	9,069
Total liabilities	22,771	21,443
Commitments and Contingencies (see Note 15)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	4,904	4,968
Accumulated other comprehensive income	55	46
Total common shareholder’s equity	11,810	11,865
Total liabilities and shareholder’s equity	$34,581	$33,308
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at September 30, 2017 and December 31, 2016.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2017	2016
(millions)
Operating Activities
Net income	$1,133	$1,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	999	903
Deferred income taxes and investment tax credits	262	369
Proceeds from assignment of tower rental portfolio	91	—
Other adjustments	(28)	(15)
Changes in:
Accounts receivable	32	(99)
Affiliated receivables and payables	159	306
Inventories	1	37
Prepayments	(3)	15
Deferred fuel expenses, net	(48)	79
Accounts payable	(33)	4
Accrued interest, payroll and taxes	67	131
Other operating assets and liabilities	(162)	8
Net cash provided by operating activities	2,470	2,784
Investing Activities
Plant construction and other property additions	(1,917)	(1,835)
Purchases of nuclear fuel	(133)	(106)
Proceeds from sales of securities	654	478
Purchases of securities	(681)	(513)
Other	(29)	(11)
Net cash used in investing activities	(2,106)	(1,987)
Financing Activities
Issuance (repayment) of short-term debt, net	255	(691)
Repayment of affiliated current borrowings, net	(226)	(376)
Issuance of long-term debt	1,500	750
Repayment of long-term debt	(679)	(476)
Common dividend payments to parent	(1,199)	—
Other	(10)	(4)
Net cash used in financing activities	(359)	(797)
Increase in cash and cash equivalents	5	—
Cash and cash equivalents at beginning of period	11	18
Cash and cash equivalents at end of period	$16	$18
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$158	$209

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Operating Revenue(1)	$401	$382	$1,313	$1,181
Operating Expenses
Purchased gas(1)	19	21	100	71
Other energy-related purchases	4	4	11	8
Other operations and maintenance:
Affiliated suppliers	20	20	65	63
Other	53	113	312	268
Depreciation and amortization	57	55	167	150
Other taxes	42	36	139	127
Total operating expenses	195	249	794	687
Income from operations	206	133	519	494
Earnings from equity method investee	4	5	15	14
Other income	6	2	16	8
Interest and related charges(1)	25	23	72	68
Income from operations before income taxes	191	117	478	448
Income tax expense	74	34	176	162
Net Income	$117	$83	$302	$286
(1)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas' Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Net income	$117	$83	$302	$286
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	1	9	3	(6)
Amounts reclassified to net income:
Net derivative gains-hedging activities(2)	(4)	(1)	(5)	(3)
Net pension and other postretirement benefit costs(3)	1	1	3	2
Total other comprehensive income (loss)	(2)	9	1	(7)
Comprehensive income	$115	$92	$303	$279
(1)

Net of $(1) million and $(3) million tax for the three months ended September 30, 2017 and 2016, respectively, and net of $(2) million and $5 million tax for the nine months ended September 30, 2017 and 2016, respectively.

(2)

Net of $3 million and $2 million tax for the three months ended September 30, 2017 and 2016, respectively, and net of $3 million and $2 million tax for the nine months ended September 30, 2017 and 2016, respectively.

(3)	Net of $(1) million tax for both the three months ended September 30, 2017 and 2016, and net of $(2) million tax for both the nine months ended September 30, 2017 and 2016.

The accompanying notes are an integral part of Dominion Energy Gas' Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$13	$23
Restricted cash	29	20
Customer receivables (less allowance for doubtful accounts of $1 at both dates)	190	281
Other receivables (less allowance for doubtful accounts of $1 at both dates)(2)	72	13
Affiliated receivables	17	17
Inventories	90	70
Other(2)	110	158
Total current assets	521	582
Investments	97	99
Property, Plant and Equipment
Property, plant and equipment	10,971	10,475
Accumulated depreciation and amortization	(2,978)	(2,851)
Total property, plant and equipment, net	7,993	7,624
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	1,714	1,557
Other(2)	1,303	1,280
Total deferred charges and other assets	3,017	2,837
Total assets	$11,628	$11,142
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas' Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$620	$460
Accounts payable	161	221
Payables to affiliates	18	29
Affiliated current borrowings	34	118
Accrued interest, payroll and taxes	197	225
Other(2)	157	162
Total current liabilities	1,187	1,215
Long-Term Debt	3,564	3,528
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,622	2,438
Other(2)	429	425
Total deferred credits and other liabilities	3,051	2,863
Total liabilities	7,802	7,606
Commitments and Contingencies (see Note 15)
Equity
Membership interests	3,948	3,659
Accumulated other comprehensive loss	(122)	(123)
Total equity	3,826	3,536
Total liabilities and equity	$11,628	$11,142
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas' Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2017	2016
(millions)
Operating Activities
Net income	$302	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on the sales of assets and equity method investment in Iroquois	(61)	(50)
Depreciation and amortization	167	150
Deferred income taxes and investment tax credits	176	204
Other adjustments	(9)	3
Changes in:
Accounts receivable	88	56
Affiliated receivables and payables	(11)	91
Inventories	(20)	(17)
Deferred purchased gas costs, net	11	7
Prepayments	39	15
Accounts payable	(68)	(76)
Accrued interest, payroll and taxes	(28)	(7)
Pension and other postretirement benefits	(98)	(97)
Other operating assets and liabilities	(13)	(62)
Net cash provided by operating activities	475	503
Investing Activities
Plant construction and other property additions	(535)	(610)
Proceeds from sale of equity method investment in Iroquois	—	7
Proceeds from assignments of shale development rights	5	10
Other	(16)	(10)
Net cash used in investing activities	(546)	(603)
Financing Activities
Issuance (repayment) of short-term debt, net	160	(331)
Issuance of long-term debt	—	680
Repayment of affiliated current borrowings, net	(84)	(95)
Distribution payments to parent	(15)	(150)
Other	—	(9)
Net cash provided by financing activities	61	95
Decrease in cash and cash equivalents	(10)	(5)
Cash and cash equivalents at beginning of period	23	13
Cash and cash equivalents at end of period	$13	$8
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$54	$42

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

In the Companies' opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of September 30, 2017, their results of operations for the three and nine months ended September 30, 2017 and 2016, their cash flows for the nine months ended September 30, 2017 and 2016 and Dominion Energy's changes in equity for the nine months ended September 30, 2017 and 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies' accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At September 30, 2017, Dominion Energy owns the general partner, 50.9% of the common and subordinated units and 37.5% of the convertible preferred interests in Dominion Energy Midstream. The public’s ownership interest in Dominion Energy Midstream is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Also, at September 30, 2017, Dominion Energy owns 50% of the units in and consolidates Four Brothers and Three Cedars. NRG's ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners' 33% interest in certain Dominion Energy merchant solar projects, is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements.

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

Property, Plant and Equipment

In the first quarter of 2017, Virginia Power revised the depreciation rates for its assets to reflect the results of a new depreciation study. This change resulted in an increase in depreciation expense of $32 million ($20 million after-tax) for the nine months ended September 30, 2017 and is expected to increase annual depreciation by approximately $40 million ($25 million after-tax). Additionally, Dominion Energy revised the depreciable lives for its merchant generation assets, excluding Millstone, which resulted in a decrease in depreciation expense of $19 million ($12 million after-tax) for the nine months ended September 30, 2017 and is expected to decrease annual depreciation by approximately $26 million ($16 million after-tax).

New Accounting Standards

In January 2017, the Financial Accounting Standards Board issued revised accounting guidance to clarify the definition of a business. The revised guidance affects the evaluation of whether a transaction should be accounted for as an acquisition or disposition of an asset or a business, which may impact goodwill and related financial statement disclosures.  The Companies have adopted this guidance on a prospective basis effective October 1, 2017.  The adoption of the pronouncement will result in additional transactions being accounted for as asset acquisitions or dispositions.

In March 2017, the Financial Accounting Standards Board issued revised accounting guidance for the presentation of net periodic pension and other postretirement benefit costs. The update requires that the service cost component of net periodic pension and other postretirement benefit costs be classified in the same line item as other compensation costs arising from services rendered by employees, while all other components of net periodic pension and other postretirement benefit costs would be classified outside of income from operations. In addition, only the service cost component will be eligible for capitalization during construction. The standard also recognized that in the event that a regulator continues to require capitalization of all net periodic benefit costs prospectively, the difference would result in recognition of a regulatory asset or liability. The guidance is effective for the Companies’ interim and annual reporting periods beginning January 1, 2018, with a retrospective adoption for income statement presentation and a prospective adoption for capitalization. The Companies are currently evaluating the impact the adoption of the standard will have on their consolidated financial statements and disclosures. The Companies are also evaluating industry issues that could potentially create a regulatory accounting difference in the event that any of our state commissions do not adopt the change in capitalization requirements for regulatory reporting.

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

See Note 3 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the Dominion Energy Questar Combination including purchase price allocation, regulatory matters and the contribution of Dominion Energy Questar Pipeline to Dominion Energy Midstream. During the third quarter of 2017, certain modifications were made to the valuation amounts for regulatory liabilities, current liabilities and deferred income taxes, resulting in a $6 million net increase to goodwill recorded in Dominion Energy’s Consolidated Balance Sheets. The modifications relate primarily to the finalization of Dominion Energy Questar’s 2016 tax return for the period January 1, 2016 through the Dominion Energy Questar Combination, as well as certain regulatory adjustments.

Results of Operations and Pro Forma Information

The impact of the Dominion Energy Questar Combination on Dominion Energy’s operating revenue and net income attributable to Dominion Energy in the Consolidated Statements of Income for both the three and nine months ended September 30, 2016, was an increase of $23 million and $5 million, respectively.

Dominion Energy incurred transaction and transition costs, of which $14 million and $34 million was recorded in other operations and maintenance expense for the three and nine months ended September 30, 2017, respectively, in Dominion Energy’s Consolidated Statements of Income. Dominion Energy incurred transaction and transition costs, of which $40 million and $47 million was recorded in other operations and maintenance expense for the three and nine months ended September 30, 2016, respectively, and $13 million was recorded in interest and related charges for both the three and nine months ended September 30, 2016, in Dominion Energy’s Consolidated Statements of Income. These costs consist of the amortization of financing costs, the charitable contribution commitment described in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016, employee-related expenses, professional fees and other miscellaneous costs.

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

	Three Months Ended September 30, 2016(1)	Nine Months Ended September 30, 2016(1)
(millions, except EPS)
Operating Revenue	$3,261	$9,410
Net income attributable to Dominion Energy	732	1,835
Earnings Per Common Share – Basic	$1.17	$2.99
Earnings Per Common Share – Diluted	$1.17	$2.99
(1)	Amounts include adjustments for non-recurring costs directly related to the Dominion Energy Questar Combination.

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

In May 2017, Dominion Energy entered into an agreement to acquire 100% of the equity interests of two solar projects in Virginia from Hecate Energy Virginia C&C LLC for cash consideration of $56 million. Dominion Energy completed the acquisition of one of the projects in June 2017 for $16 million and the facility commenced commercial operations in August 2017. The second acquisition was completed in September 2017 for $40 million with commencement of commercial operations expected to occur by the end of 2017. The projects are expected to cost approximately $60 million once constructed, including the initial acquisition costs, and to generate approximately 30 MW combined.

In June 2017, Dominion Energy entered into an agreement to acquire 100% of the equity interests of four solar projects in North Carolina from Strata Solar Development, LLC and Moorings Farm 2 Holdco, LLC for cash consideration of $40 million. Dominion Energy completed the acquisition of two of the projects in June 2017 for $20 million. The final two acquisitions were completed in October 2017 for $20 million. Commencement of commercial operations of all the projects is expected to occur by the end of 2017. The projects are expected to cost approximately $45 million once constructed, including the initial acquisition costs, and to generate approximately 19 MW combined.

Long-term power purchase, interconnection and operation and maintenance agreements have been executed for all of the projects described above. These projects are included in Power Generation. Dominion Energy has claimed or will claim federal investment tax credits on these solar projects.

Sale of Interest in Merchant Solar Projects

In September 2015, Dominion Energy signed an agreement to sell a noncontrolling interest (consisting of 33% of the equity interests) in all of its then currently wholly-owned merchant solar projects, 24 solar projects totaling approximately 425 MW, to SunEdison. In December 2015, the sale of interest in 15 of the solar projects closed for $184 million with the sale of interest in the remaining projects completed in January 2016 for $117 million. Upon closing, SunEdison sold its interest in these projects to Terra Nova Renewable Partners. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred at September 30, 2017 nor are expected to occur in the remainder of 2017.

Sale of Certain Retail Energy Marketing Assets

In October 2017, Dominion Energy entered into an agreement to sell certain assets associated with its nonregulated retail energy marketing operations for total consideration of $143 million, subject to customary approvals and certain adjustments. Pursuant to the agreement, Dominion Energy will enter into a commission agreement with the buyer upon the first closing under which the buyer will pay a commission in connection with the right to use Dominion Energy’s brand in marketing materials and other services over a ten-year term. Dominion Energy is expected to recognize a benefit in other operations and maintenance expense upon each phase of closing, approximately $78 million ($48 million after-tax) in the fourth quarter of 2017 and approximately $65 million ($40 million after-tax) in 2018.

Virginia Power

Acquisition of Solar Projects

In September 2017, Virginia Power entered into agreements to acquire two solar development projects in North Carolina. The first acquisition is expected to close prior to the project commencing commercial operations, which is expected by the end of 2018, and cost approximately $140 million once constructed, including the initial acquisition cost. The second acquisition is expected to close prior to the project commencing commercial operations, which is expected by the end of 2019, and cost approximately $140 million once constructed, including the initial acquisition cost. The projects are expected to generate approximately 155 MW combined. Virginia Power anticipates claiming federal investment tax credits on these solar projects.

Assignment of Tower Rental Portfolio

Virginia Power rents space on certain of its electric transmission towers to various wireless carriers for communications antennas and other equipment. In March 2017, Virginia Power sold its rental portfolio to Vertical Bridge Towers II, LLC for $91 million in cash. The proceeds are subject to Virginia Power's FERC-regulated tariff, under which it is required to return half of the proceeds to customers. Virginia Power recognized $2 million and $10 million in other income for the three and nine months ended September 30, 2017, respectively, with the remaining $36 million to be recognized ratably through 2023.

Dominion Energy Gas

Assignment of Shale Development Rights

In December 2013, Dominion Energy Gas closed an agreement with a natural gas producer to convey over time approximately 79,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for payments to Dominion Energy Gas, subject to customary adjustments, of up to approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In March 2015, Dominion Energy Gas and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of approximately 9,000 acres of Marcellus Shale development rights and a two year extension of the term of the original agreement.  In April 2016, Dominion Energy Gas and the natural gas producer closed on an amendment to the agreement, which included the immediate conveyance of a 32% partial interest in the remaining approximately 70,000 acres. This conveyance resulted in the recognition of $35 million ($21 million after-tax) of previously deferred revenue to other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income. In August 2017, Dominion Energy Gas and the natural gas producer signed an amendment to the agreement, which included the finalization of contractual matters on previous conveyances, the conveyance of Dominion Energy Gas’ remaining 68% interest in approximately 70,000 acres and the elimination of Dominion Energy Gas’ overriding royalty interest in gas produced from all acreage. Dominion Energy Gas will receive total consideration of $130 million, with $65 million to be received by the end of the fourth quarter 2017 and $65 million to be received by the end of the third quarter of 2018 in connection with the final conveyance. As a result of this amendment in the third quarter of 2017, Dominion Energy Gas recognized a $56 million ($33 million after-tax) gain included in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income associated with the finalization of the contractual matters on previous conveyances. Additionally, Dominion Energy Gas is expected to recognize an approximately $9 million ($5 million after-tax) gain in the fourth quarter of 2017 associated with the elimination of its overriding royalty interest and an approximately $65 million ($40 million after-tax) gain associated with the final conveyance of acreage.

In November 2014, Dominion Energy Gas closed on an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. In connection with that agreement, in January 2016, Dominion Energy Gas conveyed approximately 2,000 acres of Marcellus Shale development rights and received proceeds of $5 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax) gain, included in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income. In July 2016, in connection with the existing agreement, Dominion Energy Gas conveyed approximately 2,000 acres of Marcellus Shale development rights and received proceeds of $5 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax) gain, included in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income. In July 2017, in connection with the existing agreement, Dominion Energy Gas conveyed an additional approximately 2,000 acres of Marcellus Shale development rights and received proceeds of $5 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax) gain, included in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Dominion Energy
Electric sales:
Regulated	$2,108	$2,147	$5,590	$5,707
Nonregulated	380	399	1,114	1,123
Gas sales:
Regulated	97	46	696	137
Nonregulated	69	87	323	259
Gas transportation and storage	406	378	1,328	1,162
Other	119	75	325	263
Total operating revenue	$3,179	$3,132	$9,376	$8,651
Virginia Power
Regulated electric sales	$2,108	$2,147	$5,590	$5,707
Other	46	64	142	170
Total operating revenue	$2,154	$2,211	$5,732	$5,877
Dominion Energy Gas
Gas sales:
Regulated	$12	$28	$59	$69
Nonregulated	2	1	12	8
Gas transportation and storage	324	303	1,062	955
Other	63	50	180	149
Total operating revenue	$401	$382	$1,313	$1,181

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies' effective income tax rate as follows:

	Dominion Energy		Virginia Power		Dominion Energy Gas
Nine Months Ended September 30,	2017	2016	2017	2016	2017	2016
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.9	3.7	3.7	3.9	2.7	0.8
Investment tax credits	(5.7)	(10.4)	(0.8)	—	—	—
Production tax credits	(0.7)	(0.8)	(0.5)	(0.5)	—	—
State legislative change	—	(0.8)	—	—	—	—
AFUDC - equity	(1.3)	(0.7)	(0.6)	(0.6)	(0.8)	(0.1)
Other, net	(2.6)	(1.4)	0.2	0.1	(0.1)	0.5
Effective tax rate	27.6%	24.6%	37.0%	37.9%	36.8%	36.2%

The effective tax rates in 2017 for the Companies reflect the completion of audits by state tax authorities that resulted in the recognition of previously unrecognized tax benefits. At December 31, 2016, Virginia Power’s unrecognized tax benefits included state refund claims for open tax years through 2011. Management believed settlement of the claims, including interest thereon, within the next twelve months was remote. In June 2017, Virginia Power received and accepted a cash offer to settle the refund claims. As a result of the settlement, Virginia Power decreased its unrecognized tax benefits by $8 million, and recognized a $2 million tax benefit, which impacted its effective tax rate. Also in connection with this settlement, Virginia Power realized interest income of $11 million, which is reflected in other income in the Consolidated Statements of Income. Otherwise, at September 30, 2017, there have been no material changes in the Companies' unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions, except EPS)
Net income attributable to Dominion Energy	$665	$690	$1,687	$1,666
Average shares of common stock outstanding – Basic	642.5	625.9	633.4	612.8
Net effect of dilutive securities(1)	—	0.1	—	1.0
Average shares of common stock outstanding – Diluted	642.5	626.0	633.4	613.8
Earnings Per Common Share – Basic	$1.03	$1.10	$2.66	$2.72
Earnings Per Common Share – Diluted	$1.03	$1.10	$2.66	$2.71
(1)

Dilutive securities consist primarily of the 2013 Equity Units for the nine months ended September 30, 2016. See Note 17 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016 for more information.

The 2014 Equity Units and 2016 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2017 and 2016, as the dilutive stock price threshold was not met. The Dominion Energy Midstream convertible preferred units are potentially dilutive securities but had no effect on the calculation of diluted EPS for the three and nine months ended September 30, 2017.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives-Hedging Activities	Unrealized Gains and Losses on Investment Securities	Unrecognized Pension and Other Postretirement Benefit Costs	Other Comprehensive Income (Loss) From Equity Method Investee	Total
(millions)
Three Months Ended September 30, 2017
Beginning balance	$(250)	$630	$(1,058)	$(4)	$(682)
Other comprehensive income before reclassifications: gains	11	48	—	—	59
Amounts reclassified from AOCI(1): (gains) losses	(15)	(4)	14	—	(5)
Net current-period other comprehensive income (loss)	(4)	44	14	—	54
Ending balance	$(254)	$674	$(1,044)	$(4)	$(628)
Three Months Ended September 30, 2016
Beginning balance	$(241)	$535	$(781)	$(6)	$(493)
Other comprehensive income before reclassifications: gains	14	31	15	—	60
Amounts reclassified from AOCI(1): (gains) losses	(34)	(13)	9	—	(38)
Net current-period other comprehensive income (loss)	(20)	18	24	—	22
Ending balance	$(261)	$553	$(757)	$(6)	$(471)
Nine Months Ended September 30, 2017
Beginning balance	$(280)	$569	$(1,082)	$(6)	$(799)
Other comprehensive income before reclassifications: gains	82	141	—	2	225
Amounts reclassified from AOCI(1): (gains) losses	(56)	(36)	38	—	(54)
Net current-period other comprehensive income	26	105	38	2	171
Ending balance	$(254)	$674	$(1,044)	$(4)	$(628)
Nine Months Ended September 30, 2016
Beginning balance	$(176)	$504	$(797)	$(5)	$(474)
Other comprehensive income before reclassifications: gains (losses)	56	72	15	(1)	142
Amounts reclassified from AOCI(1): (gains) losses	(141)	(23)	25	—	(139)
Net current-period other comprehensive income (loss)	(85)	49	40	(1)	3
Ending balance	$(261)	$553	$(757)	$(6)	$(471)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(32)	Operating revenue
	1	Electric fuel and other energy-related purchases
Interest rate contracts	16	Interest and related charges
Foreign currency contracts	(10)	Other income
	(25)
Tax	10	Income tax expense
	$(15)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(10)	Other income
Impairment	4	Other income
	(6)
Tax	2	Income tax expense
	$(4)
Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(5)	Other operations and maintenance
Actuarial (gains) losses	26	Other operations and maintenance
	21
Tax	(7)	Income tax expense
	$14
Three Months Ended September 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(64)	Operating revenue
	1	Purchased gas
	1	Electric fuel and other energy-related purchases
Interest rate contracts	10	Interest and related charges
Foreign currency contracts	(3)	Other income
	(55)
Tax	21	Income tax expense
	$(34)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(25)	Other income
Impairment	5	Other income
	(20)
Tax	7	Income tax expense
	$(13)
Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(4)	Other operations and maintenance
Actuarial (gains) losses	17	Other operations and maintenance
	13
Tax	(4)	Income tax expense
	$9
Nine Months Ended September 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(114)	Operating revenue
	(1)	Electric fuel and other energy-related purchases
Interest rate contracts	39	Interest and related charges

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
Foreign currency contracts	(15)	Other income
	(91)
Tax	35	Income tax expense
	$(56)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(74)	Other income
Impairment	18	Other income
	(56)
Tax	20	Income tax expense
	$(36)
Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(16)	Other operations and maintenance
Actuarial (gains) losses	79	Other operations and maintenance
	63
Tax	(25)	Income tax expense
	$38
Nine Months Ended September 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(266)	Operating revenue
	9	Purchased gas
	8	Electric fuel and other energy-related purchases
Interest rate contracts	21	Interest and related charges
Foreign currency contracts	(1)	Other income
	(229)
Tax	88	Income tax expense
	$(141)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(55)	Other income
Impairment	19	Other income
	(36)
Tax	13	Income tax expense
	$(23)
Unrecognized pension and other postretirement benefit costs:
Prior service (credit) costs	$(11)	Other operations and maintenance
Actuarial (gains) losses	52	Other operations and maintenance
	41
Tax	(16)	Income tax expense
	$25

Dominion Energy Gas

The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred Gains and Losses on Derivatives-Hedging Activities	Unrecognized Pension and Other Postretirement Benefit Costs	Total
(millions)
Three Months Ended September 30, 2017
Beginning balance	$(23)	$(97)	$(120)
Other comprehensive income before reclassifications: gains	1	—	1
Amounts reclassified from AOCI(1): (gains) losses	(4)	1	(3)
Net current-period other comprehensive income (loss)	(3)	1	(2)
Ending balance	$(26)	$(96)	$(122)
Three Months Ended September 30, 2016
Beginning balance	$(34)	$(81)	$(115)
Other comprehensive income before reclassifications: gains	9	—	9
Amounts reclassified from AOCI(1): (gains) losses	(1)	1	—
Net current-period other comprehensive income	8	1	9
Ending balance	$(26)	$(80)	$(106)
Nine Months Ended September 30, 2017
Beginning balance	$(24)	$(99)	$(123)
Other comprehensive income before reclassifications: gains	3	—	3
Amounts reclassified from AOCI(1): (gains) losses	(5)	3	(2)
Net current-period other comprehensive income (loss)	(2)	3	1
Ending balance	$(26)	$(96)	$(122)
Nine Months Ended September 30, 2016
Beginning balance	$(17)	$(82)	$(99)
Other comprehensive income before reclassifications: losses	(6)	—	(6)
Amounts reclassified from AOCI(1): (gains) losses	(3)	2	(1)
Net current-period other comprehensive income (loss)	(9)	2	(7)
Ending balance	$(26)	$(80)	$(106)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy Gas' reclassifications out of AOCI by component:

Details About AOCI Components	Amounts Reclassified From AOCI	Affected Line Item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$2	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	(10)	Other income
	(7)
Tax	3	Income tax expense
	$(4)
Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance
	2
Tax	(1)	Income tax expense
	$1
Three Months Ended September 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(1)	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	(3)	Other income
	(3)
Tax	2	Income tax expense
	$(1)
Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$2	Other operations and maintenance
	2
Tax	(1)	Income tax expense
	$1
Nine Months Ended September 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$4	Operating revenue
Interest rate contracts	3	Interest and related charges
Foreign currency contracts	(15)	Other income
	(8)
Tax	3	Income tax expense
	$(5)
Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$5	Other operations and maintenance
	5
Tax	(2)	Income tax expense
	$3
Nine Months Ended September 30, 2016
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(6)	Operating revenue
Interest rate contracts	2	Interest and related charges
Foreign currency contracts	(1)	Other income
	(5)
Tax	2	Income tax expense
	$(3)
Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$4	Other operations and maintenance
	4
Tax	(2)	Income tax expense
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

The following table presents Dominion Energy's quantitative information about Level 3 fair value measurements at September 30, 2017.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$91	Discounted cash flow	Market price (per Dth)	(3)	(2) - 7	—
FTRs	19	Discounted cash flow	Market price (per MWh)	(3)	(3) - 7	1
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	2 - 7	4
			Price volatility	(4)	24% - 46%	32%
Electricity	42	Option model	Market price (per MWh)	(3)	21 - 50	34
			Price volatility	(4)	0% - 78%	28%
Total assets	$154
Liabilities
Financial forwards:
FTRs	$1	Discounted cash flow	Market price (per MWh)	(3)	(5) - 7	1
Total liabilities	$1
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
September 30, 2017
Assets
Derivatives:
Commodity	$—	$59	$154	$213
Interest rate	—	11	—	11
Foreign currency	—	25	—	25
Investments(1):
Equity securities:
U.S.	3,288	—	—	3,288
Fixed income:
Corporate debt instruments	—	452	—	452
Government securities	475	631	—	1,106
Cash equivalents and other	7	—	—	7
Total assets	$3,770	$1,178	$154	$5,102
Liabilities
Derivatives:
Commodity	$—	$41	$1	$42
Interest rate	—	72	—	72
Foreign currency	—	4	—	4
Total liabilities	$—	$117	$1	$118
December 31, 2016
Assets
Derivatives:
Commodity	$—	$115	$147	$262
Interest rate	—	17	—	17
Investments(1):
Equity securities:
U.S.	2,913	—	—	2,913
Fixed income:
Corporate debt instruments	—	487	—	487
Government securities	424	614	—	1,038
Cash equivalents and other	5	—	—	5
Total assets	$3,342	$1,233	$147	$4,722
Liabilities
Derivatives:
Commodity	$—	$88	$8	$96
Interest rate	—	53	—	53
Foreign currency	—	6	—	6
Total liabilities	$—	$147	$8	$155
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $92 million and $89 million of assets at September 30, 2017 and December 31, 2016, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Beginning balance	$152	$124	$139	$95
Total realized and unrealized gains (losses):
Included in earnings	(11)	(7)	(36)	(23)
Included in other comprehensive income	—	—	—	2
Included in regulatory assets/liabilities	11	(37)	34	(5)
Settlements	1	9	13	27
Transfers out of Level 3	—	—	3	(7)
Ending balance	$153	$89	$153	$89
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$1	$—	$1	$—

The following table presents Dominion Energy’s classification of gains and losses included in earnings in the Level 3 fair value category.

	Operating Revenue	Electric Fuel and Other Energy - Related Purchases	Total
(millions)
Three Months Ended September 30, 2017
Total gains (losses) included in earnings	$1	$(12)	$(11)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	1
Three Months Ended September 30, 2016
Total gains (losses) included in earnings	$—	$(7)	$(7)
Nine Months Ended September 30, 2017
Total gains (losses) included in earnings	$1	$(37)	$(36)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	1
Nine Months Ended September 30, 2016
Total gains (losses) included in earnings	$—	$(23)	$(23)

Virginia Power

The following table presents Virginia Power's quantitative information about Level 3 fair value measurements at September 30, 2017.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$91	Discounted cash flow	Market price (per Dth)	(3)	(2) - 7	(1)
FTRs	19	Discounted cash flow	Market price (per MWh)	(3)	(1) - 7	1
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	2 - 7	4
			Price volatility	(4)	24% - 46%	32%
Electricity	42	Option model	Market price (per MWh)	(3)	21 - 50	34
			Price volatility	(4)	0% - 78%	28%
Total assets	$153
Liabilities
Financial forwards:
FTRs	$1	Discounted cash flow	Market price (per MWh)	(3)	(5) - 7	1
Total liabilities	$1
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
September 30, 2017
Assets
Derivatives:
Commodity	$—	$15	$153	$168
Investments(1):
Equity securities:
U.S.	1,471	—	—	1,471
Fixed income:
Corporate debt instruments	—	234	—	234
Government securities	193	302	—	495
Total assets	$1,664	$551	$153	$2,368
Liabilities
Derivatives:
Commodity	$—	$5	$1	$6
Interest rate	—	55	—	55
Total liabilities	$—	$60	$1	$61
December 31, 2016
Assets
Derivatives:
Commodity	$—	$43	$145	$188
Interest rate	—	6	—	6
Investments(1):
Equity securities:
U.S.	1,302	—	—	1,302
Fixed income:
Corporate debt instruments	—	277	—	277
Government securities	136	291	—	427
Total assets	$1,438	$617	$145	$2,200
Liabilities
Derivatives:
Commodity	$—	$8	$2	$10
Interest rate	—	21	—	21
Total liabilities	$—	$29	$2	$31
(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $29 million and $26 million of assets at September 30, 2017 and December 31, 2016, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Beginning balance	$152	$125	$143	$93
Total realized and unrealized gains (losses):
Included in earnings	(12)	(7)	(37)	(24)
Included in regulatory assets/liabilities	11	(37)	34	(5)
Settlements	1	7	12	24
Ending balance	$152	$88	$152	$88

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power's Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2017 and 2016.

Dominion Energy Gas

The following table presents Dominion Energy Gas' assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
September 30, 2017
Assets
Commodity	$—	$1	$—	$1
Foreign currency	—	25	—	25
Total assets	$—	$26	$—	$26
Liabilities
Commodity	$—	$6	$—	$6
Foreign currency	—	4	—	4
Total liabilities	$—	$10	$—	$10
December 31, 2016
Liabilities
Commodity	$—	$3	$2	$5
Foreign currency	—	6	—	6
Total liabilities	$—	$9	$2	$11

The following table presents the net change in Dominion Energy Gas' assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category for the three months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
(millions)
Beginning balance	$(2)	$6
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(1)	2
Transfers out of Level 3	3	(8)
Ending balance	$—	$—

There were no gains or losses included in earnings in the Level 3 fair value category for the three and nine months ended September 30, 2017 and 2016. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2017 and 2016.

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

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt, including securities due within one year(2)	$28,317	$30,639	$26,587	$28,273
Junior subordinated notes(3)	3,980	4,128	2,980	2,893
Remarketable subordinated notes(3)	1,377	1,421	2,373	2,418
Virginia Power
Long-term debt, including securities due within one year(3)	$11,346	$12,686	$10,530	$11,584
Dominion Energy Gas
Long-term debt(4)	$3,564	$3,705	$3,528	$3,603
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments. At September 30, 2017 and December 31, 2016, includes the valuation of certain fair value hedges associated with fixed rate debt of $(4) million and $(1) million, respectively.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy's derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	September 30, 2017			December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$186	$—	$186	$211	$—	$211
Exchange	24	—	24	44	—	44
Interest rate contracts:
Over-the-counter	11	—	11	17	—	17
Foreign currency contracts:
Over-the-counter	25	—	25	—	—	—
Total derivatives, subject to a master netting or similar arrangement	246	—	246	272	—	272
Total derivatives, not subject to a master netting or similar arrangement	3	—	3	7	—	7
Total	$249	$—	$249	$279	$—	$279

		September 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$186	$8	$—	$178	$211	$14	$—	$197
Exchange	24	21	—	3	44	44	—	—
Interest rate contracts:
Over-the-counter	11	6	—	5	17	9	—	8
Foreign currency contracts:
Over-the-counter	25	4	—	21	—	—	—	—
Total	$246	$39	$—	$207	$272	$67	$—	$205

	September 30, 2017			December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$19	$—	$19	$23	$—	$23
Exchange	21	—	21	71	—	71
Interest rate contracts:
Over-the-counter	72	—	72	53	—	53
Foreign currency contracts:
Over-the-counter	4	—	4	6	—	6
Total derivatives, subject to a master netting or similar arrangement	116	—	116	153	—	153
Total derivatives, not subject to a master netting or similar arrangement	2	—	2	2	—	2
Total	$118	$—	$118	$155	$—	$155

		September 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$19	$8	$—	$11	$23	$14	$—	$9
Exchange	21	21	—	—	71	44	27	—
Interest rate contracts:
Over-the-counter	72	6	—	66	53	9	—	44
Foreign currency contracts:
Over-the-counter	4	4	—	—	6	—	—	6
Total	$116	$39	$—	$77	$153	$67	$27	$59

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at September 30, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	62	17
Basis	165	612
Electricity (MWh):
Fixed price	6,749,288	902,069
FTRs	72,126,361	—
Liquids (Gal)(2)	36,940,288	—
Interest rate(3)	$1,100,000,000	$5,049,890,127
Foreign currency(3)(4)	$—	$280,000,000
(1)	Includes options.
(2)	Includes NGLs and oil.
(3)	Maturity is determined based on final settlement period.
(4)	Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2017 and 2016, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at September 30, 2017:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(1)	$(1)	37 months
Electricity	7	7	15 months
Other	(4)	(4)	6 months
Interest rate	(260)	(11)	387 months
Foreign currency	4	(2)	105 months
Total	$(254)	$(11)

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
(millions)
September 30, 2017
ASSETS
Current Assets
Commodity	$19	$83	$102
Interest rate	9	—	9
Total current derivative assets(1)	28	83	111
Noncurrent Assets
Commodity	1	110	111
Interest rate	2	—	2
Foreign currency	25	—	25
Total noncurrent derivative assets(2)	28	110	138
Total derivative assets	$56	$193	$249
LIABILITIES
Current Liabilities
Commodity	$15	$25	$40
Interest rate	21	—	21
Foreign currency	4	—	4
Total current derivative liabilities(3)	40	25	65
Noncurrent Liabilities
Commodity	—	2	2
Interest rate	51	—	51
Total noncurrent derivative liabilities(4)	51	2	53
Total derivative liabilities	$91	$27	$118
December 31, 2016
ASSETS
Current Assets
Commodity	$29	$101	$130
Interest rate	10	—	10
Total current derivative assets(1)	39	101	140
Noncurrent Assets
Commodity	—	132	132
Interest rate	7	—	7
Total noncurrent derivative assets(2)	7	132	139
Total derivative assets	$46	$233	$279
LIABILITIES
Current Liabilities
Commodity	$51	$41	$92
Interest rate	33	—	33
Foreign currency	3	—	3
Total current derivative liabilities(3)	87	41	128
Noncurrent Liabilities
Commodity	1	3	4
Interest rate	20	—	20
Foreign currency	3	—	3
Total noncurrent derivative liabilities(4)	24	3	27
Total derivative liabilities	$111	$44	$155
(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.

(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy's Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$32
Electric fuel and other energy-related purchases		(1)
Total commodity	$8	$31	$—
Interest rate(3)	(4)	(16)	(26)
Foreign currency(4)	12	10	—
Total	$16	$25	$(26)
Three Months Ended September 30, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$64
Purchased gas		(1)
Electric fuel and other energy-related purchases		(1)
Total commodity	$7	$62	$—
Interest rate(3)	3	(10)	(16)
Foreign currency(4)	12	3	—
Total	$22	$55	$(16)
Nine Months Ended September 30, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$114
Electric fuel and other energy-related purchases		1
Total commodity	$139	$115	$—
Interest rate(3)	(18)	(39)	(60)
Foreign currency(4)	10	15	—
Total	$131	$91	$(60)
Nine Months Ended September 30, 2016
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$266
Purchased gas		(9)
Electric fuel and other energy-related purchases		(8)
Total commodity	$193	$249	$—
Interest rate(3)	(107)	(21)	(258)
Foreign currency(4)	4	1	—
Total	$90	$229	$(258)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$7	$25	$22	$19
Purchased gas	(6)	(21)	2	(14)
Electric fuel and other energy-related purchases	(19)	(12)	(51)	(43)
Other operations and maintenance	1	—	(1)	—
Total	$(17)	$(8)	$(28)	$(38)
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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power's derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	September 30, 2017			December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$156	$—	$156	$147	$—	$147
Interest rate contracts:
Over-the-counter	—	—	—	6	—	6
Total derivatives, subject to a master netting or similar arrangement	156	—	156	153	—	153
Total derivatives, not subject to a master netting or similar arrangement	12	—	12	41	—	41
Total	$168	$—	$168	$194	$—	$194

		September 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$156	$1	$—	$155	$147	$2	$—	$145
Interest rate contracts:
Over-the-counter	—	—	—	—	6	—	—	6
Total	$156	$1	$—	$155	$153	$2	$—	$151

	September 30, 2017			December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$1	$—	$1	$2	$—	$2
Interest rate contracts:
Over-the-counter	55	—	55	21	—	21
Total derivatives, subject to a master netting or similar arrangement	56	—	56	23	—	23
Total derivatives, not subject to a master netting or similar arrangement	5	—	5	8	—	8
Total	$61	$—	$61	$31	$—	$31

		September 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$1	$1	$—	$—	$2	$2	$—	$—
Interest rate contracts:
Over-the-counter	55	—	—	55	21	—	—	21
Total	$56	$1	$—	$55	$23	$2	$—	$21

Volumes

The following table presents the volume of Virginia Power’s derivative activity at September 30, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	28	6
Basis	85	562
Electricity (MWh):
Fixed price(1)	1,426,093	611,629
FTRs	68,673,158	—
Interest rate(2)	$300,000,000	$1,150,000,000
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2017 and 2016, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at September 30, 2017:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(12)	$(1)	387 months
Total	$(12)	$(1)

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
(millions)
September 30, 2017
ASSETS
Current Assets
Commodity	$—	$61	$61
Total current derivative assets(1)	—	61	61
Noncurrent Assets
Commodity	—	107	107
Total noncurrent derivative assets(2)	—	107	107
Total derivative assets	$—	$168	$168
LIABILITIES
Current Liabilities
Commodity	$—	$6	$6
Interest rate	17	—	17
Total current derivative liabilities(3)	17	6	23
Noncurrent Liabilities
Interest rate	38	—	38
Total noncurrent derivatives liabilities (4)	38	—	38
Total derivative liabilities	$55	$6	$61
December 31, 2016
ASSETS
Current Assets
Commodity	$—	$60	$60
Interest rate	6	—	6
Total current derivative assets(1)	6	60	66
Noncurrent Assets
Commodity	—	128	128
Total noncurrent derivative assets(2)	—	128	128
Total derivative assets	$6	$188	$194
LIABILITIES
Current Liabilities
Commodity	$—	$10	$10
Interest rate	8	—	8
Total current derivative liabilities(3)	8	10	18
Noncurrent Liabilities
Interest rate	13	—	13
Total noncurrent derivative liabilities(4)	13	—	13
Total derivative liabilities	$21	$10	$31
(1)	Current derivative assets are presented in other current assets in Virginia Power's Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power's Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power's Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power's derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2017
Derivative type and location of gains (losses):
Interest rate(3)	$(3)	$—	$(26)
Total	$(3)	$—	$(26)
Three Months Ended September 30, 2016
Derivative type and location of gains (losses):
Interest rate(3)	$(2)	$—	$(16)
Total	$(2)	$—	$(16)
Nine Months Ended September 30, 2017
Derivative type and location of gains (losses):
Interest rate(3)	$(8)	$(1)	$(60)
Total	$(8)	$(1)	$(60)
Nine Months Ended September 30, 2016
Derivative type and location of gains (losses):
Interest rate(3)	$(26)	$(1)	$(258)
Total	$(26)	$(1)	$(258)
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(18)	$(10)	$(42)	$(40)
Total	$(18)	$(10)	$(42)	$(40)
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

	September 30, 2017			December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$1	$—	$1	$—	$—	$—
Foreign currency contracts:
Over-the-counter	25	—	25	—	—	—
Total derivatives, subject to a master netting or similar arrangement	26	—	26	—	—	—
Total	$26	$—	$26	$—	$—	$—

		September 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$1	$—	$—	$1	$—	$—	$—	$—
Foreign currency contracts:
Over-the-counter	25	4	—	21	—	—	—	—
Total	$26	$4	$—	$22	$—	$—	$—	$—

	September 30, 2017			December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$6	$—	$6	$5	$—	$5
Foreign currency contracts:
Over-the-counter	4	—	4	6	—	6
Total derivatives, subject to a master netting or similar arrangement	10	—	10	11	—	11
Total	$10	$—	$10	$11	$—	$11

		September 30, 2017				December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts
Over-the-counter	$6	$—	$—	$6	$5	$—	$—	$5
Foreign currency contracts:
Over-the-counter	4	4	—	—	6	—	—	6
Total	$10	$4	$—	$6	$11	$—	$—	$11

Volumes

The following table presents the volume of Dominion Energy Gas' derivative activity at September 30, 2017. These volumes are based on open derivative positions and represent the combined absolute value of its long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	2	—
Basis	2	—
NGLs (Gal)	30,514,288	—
Foreign currency(1)	$—	$280,000,000
(1)	Maturity is determined based on final settlement period. Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2017 and 2016, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas' Consolidated Balance Sheet at September 30, 2017:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$(4)	$(4)	6 months
Interest rate	(26)	(3)	327 months
Foreign currency	4	(2)	105 months
Total	$(26)	$(9)

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
(millions)
September 30, 2017
ASSETS
Current Assets
Commodity	$—	$1	$1
Total current derivative assets(1)	—	1	1
Noncurrent Assets
Foreign currency	25	—	25
Total noncurrent derivative assets(2)	25	—	25
Total derivative assets	$25	$1	$26
LIABILITIES
Current Liabilities
Commodity	$6	$—	$6
Foreign currency	4	—	4
Total current derivative liabilities(3)	10	—	10
Total derivative liabilities	$10	$—	$10
December 31, 2016
LIABILITIES
Current Liabilities
Commodity	$4	$—	$4
Foreign currency	3	—	3
Total current derivative liabilities(3)	7	—	7
Noncurrent Liabilities
Commodity	1	—	1
Foreign currency	3	—	3
Total noncurrent derivative liabilities(4)	4	—	4
Total derivative liabilities	$11	$—	$11
(1)	Current derivative assets are presented in other current assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas' Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Gas' derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended September 30, 2017
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(2)
Total commodity	$(10)	$(2)
Interest rate(2)	—	(1)
Foreign currency(3)	12	10
Total	$2	$7
Three Months Ended September 30, 2016
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$1
Total commodity	$—	$1
Interest rate(2)	—	(1)
Foreign currency(3)	12	3
Total	$12	$3
Nine Months Ended September 30, 2017
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(4)
Total commodity	$(5)	$(4)
Interest rate(2)	—	(3)
Foreign currency(3)	10	15
Total	$5	$8
Nine Months Ended September 30, 2016
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$6
Total commodity	$(7)	$6
Interest rate(2)	(8)	(2)
Foreign currency(3)	4	1
Total	$(11)	$5
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas' Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Gas' Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Energy Gas' Consolidated Statements of Income are classified in other income.

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$—	$5	$—	$3
Total	$—	$5	$—	$3

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion Energy’s rabbi trusts and classified as trading totaled $109 million and $104 million at September 30, 2017 and December 31, 2016, respectively.

Decommissioning Trust Securities

Dominion Energy holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
September 30, 2017
Marketable equity securities:
U.S.	$1,562	$1,664	$—		$3,226
Fixed income:
Corporate debt instruments	438	15	(1)		452
Government securities	1,041	28	(4)		1,065
Common/collective trust funds	66	—	—		66
Cost method investments	67	—	—		67
Cash equivalents and other(2)	5	—	—		5
Total	$3,179	$1,707	$(5)	(3)	$4,881
December 31, 2016
Marketable equity securities:
U.S.	$1,449	$1,408	$—		$2,857
Fixed income:
Corporate debt instruments	478	13	(4)		487
Government securities	978	22	(8)		992
Common/collective trust funds	67	—	—		67
Cost method investments	69	—	—		69
Cash equivalents and other(2)	12	—	—		12
Total	$3,053	$1,443	$(12)	(3)	$4,484
(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.
(2)	Includes net pending sales of securities of $4 million and $9 million at September 30, 2017 and December 31, 2016, respectively.
(3)	The fair value of securities in an unrealized loss position was $402 million and $576 million at September 30, 2017 and December 31, 2016, respectively.

The fair value of Dominion Energy’s marketable debt securities held in nuclear decommissioning trust funds at September 30, 2017 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$183
Due after one year through five years	410
Due after five years through ten years	366
Due after ten years	624
Total	$1,583

Presented below is selected information regarding Dominion Energy’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Proceeds from sales	$377	$300	$1,496	$1,009
Realized gains(1)	25	40	142	102
Realized losses(1)	16	9	52	43
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Dominion Energy recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Total other-than-temporary impairment losses(1)	$7	$9	$33	$34
Losses recorded to the nuclear decommissioning trust regulatory liability	(2)	(4)	(13)	(15)
Losses recognized in other comprehensive income (before taxes)	(1)	—	(2)	(1)
Net impairment losses recognized in earnings	$4	$5	$18	$18
(1)

Amounts include other-than-temporary impairment losses for debt securities of less than $1 million for both the three months ended September 2017 and 2016, respectively, and $2 million for both the nine months ended September 30, 2017 and 2016, respectively.

Virginia Power

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
September 30, 2017
Marketable equity securities:
U.S.	$729	$741	$—		$1,470
Fixed income:
Corporate debt instruments	226	8	—		234
Government securities	483	13	(2)		494
Common/collective trust funds	29	—	—		29
Cost method investments	67	—	—		67
Cash equivalents and other(2)	(2)	—	—		(2)
Total	$1,532	$762	$(2)	(3)	$2,292
December 31, 2016
Marketable equity securities:
U.S.	$677	$624	$—		$1,301
Fixed income:
Corporate debt instruments	274	6	(4)		276
Government securities	420	9	(2)		427
Common/collective trust funds	26	—	—		26
Cost method investments	69	—	—		69
Cash equivalents and other(2)	7	—	—		7
Total	$1,473	$639	$(6)	(3)	$2,106
(1)	Included in AOCI and the nuclear decommissioning trust regulatory liability.

(2)	Includes pending purchases of securities of $2 million and pending sales of securities of $7 million at September 30, 2017 and December 31, 2016, respectively.
(3)	The fair value of securities in an unrealized loss position was $165 million and $287 million at September 30, 2017 and December 31, 2016, respectively.

The fair value of Virginia Power’s marketable debt securities held in nuclear decommissioning trust funds at September 30, 2017 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$60
Due after one year through five years	192
Due after five years through ten years	189
Due after ten years	316
Total	$757

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Proceeds from sales	$156	$131	$654	$478
Realized gains(1)	9	18	64	48
Realized losses(1)	6	4	24	21
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Virginia Power were not material for the three and nine months ended September 30, 2017 and 2016.

Equity Method Investments

Dominion Energy

Atlantic Coast Pipeline

In October 2016, Dominion Energy purchased an additional 3% membership interest in Atlantic Coast Pipeline from Duke for $14 million, which adjusted Dominion Energy’s and Duke’s membership interest to 48% and 47%, respectively.

Dominion Energy contributed $84 million and $286 million during the three and nine months ended September 30, 2017 and $74 million and $143 million during the three and nine months ended September 30, 2016, respectively, to Atlantic Coast Pipeline.

Dominion Energy Gas

Iroquois

Dominion Energy Gas' equity earnings totaled $15 million and $14 million for the nine months ended September 30, 2017 and 2016, respectively. Dominion Energy Gas received distributions from this investment of $17 million for both the nine months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, the carrying amount of Dominion Energy Gas' investment of $96 million and $98 million, respectively, exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized. In May 2016, Dominion Energy Gas sold 0.65% of the non-controlling partnership interest in Iroquois to TransCanada Corporation for approximately $7 million, which resulted in a $5 million ($3 million after-tax) gain, included in other income in Dominion Energy Gas’ Consolidated Statement of Income.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2017	December 31, 2016
(millions)
Dominion Energy
Regulatory assets:
Deferred rate adjustment clause costs(1)	$67	$63
Deferred nuclear refueling outage costs(2)	67	71
Unrecovered gas costs(3)	51	19
Deferred cost of fuel used in electric generation(4)	30	—
Other	96	91
Regulatory assets-current	311	244
Unrecognized pension and other postretirement benefit costs(5)	1,296	1,401
Deferred rate adjustment clause costs(1)	333	329
Derivatives(6)	230	174
PJM transmission rates(7)	215	192
Income taxes recoverable through future rates(8)	157	123
Utility reform legislation(9)	134	99
Other	138	155
Regulatory assets-noncurrent	2,503	2,473
Total regulatory assets	$2,814	$2,717
Regulatory liabilities:
PIPP(10)	$20	$28
Deferred cost of fuel used in electric generation(4)	5	61
Other	63	74
Regulatory liabilities-current	88	163
Provision for future cost of removal and AROs(11)	1,477	1,427
Nuclear decommissioning trust(12)	1,034	902
Unrecognized pension and other postretirement benefit costs(5)	106	105
Derivatives(6)	78	69
Other	211	119
Regulatory liabilities-noncurrent	2,906	2,622
Total regulatory liabilities	$2,994	$2,785
Virginia Power
Regulatory assets:
Deferred nuclear refueling outage costs(2)	$67	$71
Deferred rate adjustment clause costs(1)	47	51
Deferred cost of fuel used in electric generation(4)	30	—
Other	62	57
Regulatory assets-current(13)	206	179
Deferred rate adjustment clause costs(1)	256	246
PJM transmission rates(7)	215	192
Derivatives(6)	197	133
Income taxes recoverable through future rates(8)	67	76
Other	103	123
Regulatory assets-noncurrent	838	770
Total regulatory assets	$1,044	$949
Regulatory liabilities:
Deferred cost of fuel used in electric generation(4)	$5	$61
Other	38	54
Regulatory liabilities-current(14)	43	115
Nuclear decommissioning trust(12)	1,034	902
Provision for future cost of removal(11)	985	946
Derivatives(6)	78	69

	September 30, 2017	December 31, 2016
(millions)
Other	105	45
Regulatory liabilities-noncurrent	2,202	1,962
Total regulatory liabilities	$2,245	$2,077
Dominion Energy Gas
Regulatory assets:
Deferred rate adjustment clause costs(1)	$20	$12
Unrecovered gas costs(3)	—	12
Other	2	2
Regulatory assets-current(13)	22	26
Unrecognized pension and other postretirement benefit costs(5)	300	358
Utility reform legislation(9)	134	99
Deferred rate adjustment clause costs(1)	77	79
Income taxes recoverable through future rates(8)	32	23
Other	13	18
Regulatory assets-noncurrent(15)	556	577
Total regulatory assets	$578	$603
Regulatory liabilities:
PIPP(10)	$20	$28
Other	19	7
Regulatory liabilities-current(14)	39	35
Provision for future cost of removal and AROs(11)	178	174
Other	74	45
Regulatory liabilities-noncurrent(16)	252	219
Total regulatory liabilities	$291	$254
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
(5)

Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy's and Dominion Energy Gas' rate-regulated subsidiaries.

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

(13)	Current regulatory assets are presented in other current assets in Virginia Power’s and Dominion Energy Gas’ Consolidated Balance Sheets.
(14)	Current regulatory liabilities are presented in other current liabilities in Virginia Power’s and Dominion Energy Gas’ Consolidated Balance Sheets.

(15)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Energy Gas' Consolidated Balance Sheets.
(16)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas' Consolidated Balance Sheets.

At September 30, 2017, $323 million of Dominion Energy's and $242 million of Virginia Power's regulatory assets represented past expenditures on which they do not currently earn a return. With the exception of the $215 million PJM transmission cost allocation matter, the majority of these expenditures are expected to be recovered within the next two years.

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

In October 2017, FERC issued an order determining the calculation of the incremental costs of undergrounding the transmission projects and affirming that the costs are to be recovered from the wholesale transmission customers with loads located in Virginia. FERC directed Virginia Power to rebill all wholesale transmission customers retroactively to March 2010 within 30 days of when the proceeding becomes final and no longer subject to rehearing. Parties have until November 2017 to seek rehearing. Virginia Power is evaluating the order, which is not expected to have a material effect on results of operations.

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

In June 2016, PJM, the PJM transmission owners and state commissions representing substantially all of the load in the PJM market submitted a settlement to FERC to resolve the outstanding issues regarding this matter. Under the terms of the settlement, Virginia Power would be required to pay in excess of $200 million to PJM over the next 10 years. Although the settlement agreement has not been accepted by FERC, and the settlement is opposed by a small group of parties to the proceeding, Virginia Power believes it is probable it will be required to make payment as an outcome of the settlement. Accordingly, as of September 30, 2017, Virginia Power has recorded a contingent liability of $223 million in other deferred credits and other liabilities, which is offset by a $215 million regulatory asset for the amount that will be recovered through retail rates in Virginia.

FERC – Gas

DETI

In July 2017, FERC audit staff communicated to DETI that it had substantially completed an audit of DETI’s compliance with the accounting and reporting requirements of FERC’s Uniform System of Accounts and provided a description of matters and preliminary recommendations that have the potential to result in adjustments which could be material to Dominion Energy and Dominion Energy Gas’ results of operations. DETI submitted its initial response to the audit staff in September 2017. In connection with one preliminary recommendation that management did not challenge, DETI recognized in the second quarter of 2017, a charge of $15 million ($9 million after-tax) recorded within other operations and maintenance expense in Dominion Energy’s and Dominion Energy Gas’ Consolidated Statements of Income to write-off the balance of a regulatory asset, originally established in 2008, that is no longer considered probable of recovery. Pending final resolution of the audit process and a determination by FERC, management is unable to estimate the potential impact of the other preliminary recommendations and no amounts have been recognized.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016 and Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Virginia Regulation

Regulation Act Legislation

The Supreme Court of Virginia previously granted appeals to certain industrial customers of Appalachian Power Company that challenged the constitutionality of legislation enacted in 2015 keeping Appalachian Power Company’s base rates unchanged until at least 2020. This legislation also keeps Virginia Power’s base rates unchanged until at least 2022. In September 2017, the Supreme Court of Virginia affirmed that the legislation is constitutional.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•

Virginia Power previously filed an application with the Virginia Commission to recover through Rider U costs for the first and second phases of a program to underground outage-prone overhead distribution lines. In September 2017, the Virginia Commission approved a total $22 million annual revenue requirement effective October 1, 2017, using a 9.4% ROE, and a total capital investment of $40 million for second phase conversions.

•

The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In October 2017, Virginia Power requested approval to extend one existing energy efficiency program for five years with a new $25 million cost cap, and proposed a total $31 million revenue requirement for the rate year beginning July 1, 2018, which represents a $3 million increase over the previous year. This case is pending.

•

The Virginia Commission previously approved Rider BW in conjunction with Brunswick County. In October 2017, Virginia Power proposed a $132 million revenue requirement for the rate year beginning September 1, 2018, which represents a $5 million increase over the previous year. This case is pending.

•

The Virginia Commission previously approved Rider US-2 in conjunction with the Scott Solar, Whitehouse, and Woodland solar facilities. In October 2017, Virginia Power proposed a $15 million revenue requirement for the rate year beginning September 1, 2018, which represents a $5 million increase over the previous year. This case is pending.

Electric Transmission Projects

Virginia Power previously filed an application with the Virginia Commission for a CPCN to rebuild and rearrange its Idylwood substation in Fairfax County, Virginia. In September 2017, the Virginia Commission granted a CPCN for the project. The total estimated cost of the project is approximately $110 million.

Virginia Power previously filed an application with the Virginia Commission for a CPCN to construct and operate in multiple Virginia counties an approximately 38-mile overhead 230 kV transmission line between the Remington and Gordonsville substations, along with associated facilities. In August 2017, the Virginia Commission granted a CPCN for the project. The total estimated cost of the project is approximately $105 million.

In November 2013, the Virginia Commission issued an order granting Virginia Power a CPCN to construct approximately 7 miles of new overhead 500 kV transmission line from the existing Surry switching station in Surry County to a new Skiffes Creek switching station in James City County, and approximately 20 miles of new 230 kV transmission line in James City County, York County, and the City of Newport News from the proposed new Skiffes Creek switching station to Virginia Power’s existing Whealton substation in the City of Hampton. As of July 2017, Virginia Power has received all major required permits and approvals and is proceeding with construction of the project. In connection with the receipt of the permit from the U.S. Army Corps of Engineers in July 2017, Virginia Power was required to make payments totaling approximately $90 million to fund improvements to historical and cultural resources near the project. Accordingly, in July 2017, Virginia Power recorded an increase to property, plant and equipment and a corresponding liability for these payment obligations. Through September 30, 2017, Virginia Power had made $70 million of such payments, with the remaining $20 million paid in October 2017. Also in July 2017, the National Parks Conservation Association filed a lawsuit in U.S. District Court for the D.C. Circuit seeking to set aside the permit granted by the U.S. Army Corps of Engineers for the project and requested a preliminary injunction against the permit. In August 2017, the National Trust for Historic Preservation and Preservation Virginia filed a similar lawsuit in U.S. District Court for the D.C. Circuit. In October 2017, the preliminary injunction requests were denied. These lawsuits are pending.

North Carolina Regulation

In August 2017, Virginia Power submitted its annual filing to the North Carolina Utilities Commission to adjust the fuel component of its electric rates. Virginia Power proposed a total $15 million increase to the fuel component of its electric rates for the rate year beginning January 1, 2018. This case is pending.

Ohio Regulation

UEX Rider

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In September 2017, the Ohio Commission approved East Ohio’s application requesting approval of its UEX Rider to reflect a refund of over-recovered accumulated bad debt expense of approximately $12 million as of March 31, 2017, and recovery of prospective net bad debt expense projected to total approximately $22 million for the twelve-month period from April 2017 to March 2018.

Utah and Wyoming Regulation

In October 2017, Questar Gas submitted filings with both the Public Service Commission of Utah and the Wyoming Public Service Commission for an approximately $25 million gas cost increase reflecting forecasted increases in commodity and transportation costs. The Public Service Commission of Utah and the Wyoming Public Service Commission both approved the filings in October 2017 with rates effective November 2017.

West Virginia Regulation

In October 2017, the Public Service Commission of West Virginia approved Hope’s application for new PREP customer rates, for the year beginning November 1, 2017, that provide for projected revenue of $4 million related to capital investments of $21 million, $27 million and $31 million for 2016, 2017 and 2018, respectively.

FERC – Gas

DETI

In December 2014, DETI entered into a precedent agreement with Atlantic Coast Pipeline for the Supply Header Project, a project to provide approximately 1,500,000 Dths per day of firm transportation service to various customers. This project is expected to be placed into service in late 2019 and cost approximately $550 million to $600 million to construct, excluding financing costs. In October 2017, DETI received FERC authorization to construct and operate the project facilities.

In September 2017, DETI submitted its annual transportation cost rate adjustment to FERC requesting approval to recover $39 million. Also in September 2017, DETI submitted its annual electric power cost adjustment to FERC requesting approval to recover $6 million. In October 2017, FERC approved these adjustments.

Cove Point

In November 2016, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with 23 proposed rates to be effective January 1, 2017. Cove Point proposed an annual cost-of-service of approximately $140 million. In December 2016, FERC accepted a January 1, 2017 effective date for all proposed rates but five which were suspended to be effective June 1, 2017. In August 2017, Cove Point filed a proposed stipulation and settlement agreement with FERC, which was supported or not opposed by the active parties. Under the terms of the settlement agreement, Cove Point’s rates effective October 2017 would result in decreases to annual revenues and depreciation expense of approximately $18 million and $3 million, respectively, compared to the rates in effect through December 2016. In September 2017, the Presiding Administrative Law Judge certified the uncontested settlement to FERC. Cove Point is awaiting final FERC approval of the settlement. This case is pending.

Note 13. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 15 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

Dominion Energy

Dominion Energy’s securities due within one year and long-term debt include $29 million and $356 million, respectively, of debt issued in 2016 by SBL Holdco, a VIE, net of issuance costs that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power had long-term power and capacity contracts with three non-utility generators. Contracts with two of these non-utility generators expired during the third quarter of 2017 leaving a remaining aggregate summer generation capacity of approximately 218 MW. Virginia Power is not subject to any risk of loss from this remaining potential VIE other than its remaining purchase commitments which totaled $213 million as of September 30, 2017. Virginia Power paid $17 million and $37 million for electric capacity and $5 million and $11 million for electric energy to these entities for the three months ended September 30, 2017 and 2016, respectively. Virginia Power paid $73 million and $111 million for electric capacity and $20 million and $23 million for electric energy to these entities for the nine months ended September 30, 2017 and 2016, respectively.

Virginia Power and Dominion Energy Gas

Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $83 million and $31 million for the three months ended September 30, 2017, $80 million and $31 million for the three months ended September 30, 2016, $251 million and $93 million for the nine months ended September 30, 2017 and $268 million and $95 million for the nine months ended September 30, 2016, respectively.

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

Dominion Energy

At September 30, 2017, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$5,000	$3,060	$—	$1,940
Joint revolving credit facility(1)	500	—	73	427
Total	$5,500	$3,060	$73	$2,367
(1)

These credit facilities mature in April 2020 and can be used by the Companies to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Questar Gas’ short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities discussed above with Dominion Energy, Virginia Power and Dominion Energy Gas. At September 30, 2017 the aggregate sub-limit for Questar Gas was $250 million.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which have a stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which have a stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At September 30, 2017, no amounts were outstanding under either of these facilities.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At September 30, 2017, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion Energy, Dominion Energy Gas and Questar Gas were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$5,000	$320	$—
Joint revolving credit facility(1)	500	—	1
Total	$5,500	$320	$1
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

In addition to the credit facility commitments mentioned above, Virginia Power also has a $100 million credit facility with a maturity date of April 2020. At September 30, 2017, this facility supports $100 million of certain variable rate tax-exempt financings of Virginia Power.

Dominion Energy Gas

Dominion Energy Gas’ short-term financing is supported by its access as co-borrower to the two joint revolving credit facilities. These credit facilities can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At September 30, 2017, Dominion Energy Gas' share of commercial paper and letters of credit outstanding under its joint credit facilities with Dominion Energy, Virginia Power and Questar Gas were as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000	$620	$—
Joint revolving credit facility(1)	500	—	—
Total	$1,500	$620	$—
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

In August 2017, Dominion Energy retired its $75 million variable rate Massachusetts Development Finance Agency Solid Waste Disposal Revenue Bonds, Series 2010B that would otherwise have matured in December 2041.

In September 2017, Virginia Power issued $550 million of 3.80% senior notes that mature in 2047. Also in September 2017, Virginia Power issued an additional $200 million of its 2.75% senior notes that mature in 2023.

In October 2017, Questar Gas entered into an agreement with certain investors to issue through private placements in November 2017, $100 million of 3.38% 15-year senior notes and, in April 2018, $50 million of 3.30% 12-year senior notes and $100 million of 3.97% 30-year senior notes.

Remarketable Subordinated Notes

In May 2017, Dominion Energy successfully remarketed the $1.0 billion 2014 Series A 1.50% RSNs due in 2020 pursuant to the terms of the 2014 Equity Units. In connection with the remarketing, the interest rate on the junior subordinated notes was reset to 2.579%, payable on a semi-annual basis and Dominion Energy ceased to have the ability to redeem the notes at its option or defer interest payments. At September 30, 2017, these securities are included in junior subordinated notes in Dominion Energy’s Consolidated Balance Sheets. Dominion Energy did not receive any proceeds from the remarketing. Remarketing proceeds belonged to the investors holding the related 2014 Equity Units and were temporarily used to purchase a portfolio of treasury securities. Upon maturity of the portfolio, the proceeds were applied on behalf of investors on the related stock purchase contracts settlement date in July 2017 to pay the purchase price to Dominion Energy for the issuance of 12.5 million shares of its common stock related to Dominion Energy’s 2014 Equity Units.

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

In June 2017, the U.S. DOE issued an order to PJM to direct Virginia Power to operate Yorktown power station’s Units 1 and 2 as needed to avoid reliability issues on the Virginia Peninsula. The order was effective for 90 days and can be reissued upon PJM’s request, if necessary, until required electricity transmission upgrades are completed approximately 23 months following the receipt in July 2017 of final permits and approvals for construction. In July 2017, the Sierra Club filed a petition for rehearing of the U.S. DOE order, which was denied by the U.S. DOE in September 2017. In August 2017, PJM filed a request for a 90-day renewal of the U.S. DOE order, which the U.S. DOE subsequently granted in September 2017. In October 2017, the Sierra Club filed a petition for rehearing of the U.S. DOE order granted in September 2017. This matter is pending.

In June 2015, the U.S. Supreme Court issued a decision holding that the EPA failed to take cost into account when the agency first decided to regulate the emissions from coal- and oil-fired plants, and remanded the MATS rule back to the U.S. Court of Appeals for the D.C. Circuit. However, the Supreme Court did not vacate or stay the effective date and implementation of the MATS rule. In November 2015, in response to the Supreme Court decision, the EPA proposed a supplemental finding that consideration of cost does not alter the agency’s previous conclusion that it is appropriate and necessary to regulate coal- and oil-fired electric utility steam generating units under Section 112 of the CAA. In December 2015, the U.S. Court of Appeals for the D.C. Circuit issued an order remanding the MATS rulemaking proceeding back to the EPA without setting aside judgment, noting that EPA had represented it was on track to issue a final finding regarding its consideration of cost. In April 2016, the EPA issued a final supplemental finding that consideration of costs does not alter its conclusion regarding appropriateness and necessity for the regulation. This regulation has been challenged in court. In April 2017, the EPA requested that the U.S. Court of Appeals for the D.C. Circuit delay oral arguments in the case to allow agency review of the rule. Since the MATS rule remains in effect and Dominion Energy is complying with the applicable requirements of the rule, Dominion Energy does not expect any adverse impacts to its operations at this time.

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

The statutory deadline for the EPA to complete attainment designations for a new standard was October 2017. While it is uncertain when the EPA will make final designations, states will have up to three years to develop plans to address the new standard. Until the states have developed implementation plans, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. However, if significant expenditures are required to implement additional controls, it could adversely affect the Companies’ results of operations and cash flows.

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

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule establishes updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. Virginia Power has eight facilities that may be subject to additional wastewater treatment requirements associated with the final rule. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the U.S.’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates of the Effluent Limitations Guidelines final rule for compliance with certain wastewater regulations from November 2018 to November 2020; however, the latest date for compliance for these regulations remains December 2023. The EPA is proposing to complete new rulemaking for these waste streams. While the impacts of this rule could be material to Dominion Energy’s and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory framework in Virginia provides rate recovery mechanisms that could substantially mitigate any such impacts for Virginia Power.

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

Ash Pond and Landfill Closure Costs

In September 2014, Virginia Power received a notice from the Southern Environmental Law Center on behalf of the Potomac Riverkeeper and Sierra Club alleging CWA violations at Possum Point power station. The notice alleges unpermitted discharges to surface water and groundwater from Possum Point power station’s historical and active ash storage facilities. A similar notice from the Southern Environmental Law Center on behalf of the Sierra Club was subsequently received related to Chesapeake power station. In December 2014, Virginia Power offered to close all of its coal ash ponds and landfills at Possum Point power station, Chesapeake and Bremo power stations as settlement of the potential litigation. The Southern Environmental Law Center declined the offer as presented in January 2015 and, in March 2015, filed a lawsuit related to its claims of the alleged CWA violations at Chesapeake power station. In March 2017, the U.S. District Court for the Eastern District of Virginia ruled that impacted groundwater associated with the on-site coal ash storage units was migrating to adjacent surface water, which constituted an unpermitted point source discharge in violation of the CWA. The court, however, rejected Sierra Club’s claims that Virginia Power had violated specific conditions of its water discharge permit. Finding no harm to the environment, the court further declined to impose civil penalties or require excavation of the ash from the site as Sierra Club had sought. On remedy, the court ordered the parties to submit within 30 days a remedial plan (or separate plans) incorporating certain prescribed sediment, water and aquatic life monitoring. The court also ordered Virginia Power to reopen its solid waste permit application for closure of the coal ash storage units at Chesapeake power station. In April 2017, Virginia Power submitted its remedial plan to the court, which included a timetable for submitting a revised solid waste permit application to the VDEQ.  The revised application will include a proposed remedial alternative to address groundwater impacts associated with coal ash storage at Chesapeake power station. Sierra Club submitted a separate remedial plan to the court. In July 2017, the court issued a final order requiring Virginia Power to perform additional specific sediment, water and aquatic life monitoring at and around the

Chesapeake power station for a period of at least two years. The court further directed Virginia Power to apply for a solid waste permit from VDEQ that includes corrective measures to address on-site groundwater impacts. In July 2017, Virginia Power appealed the court’s July 2017 final order to the U.S. Court of Appeals for the Fourth Circuit. In August 2017, the Sierra Club filed a cross appeal. This case is pending.

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

In December 2016, the U.S. Congress passed and the President signed legislation that creates a framework for EPA- approved state CCR permit programs. Under this legislation, an approved state CCR permit program functions in lieu of the self-implementing Federal CCR rule. The legislation allows states more flexibility in developing permit programs to implement the environmental criteria in the CCR rule. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. Dominion Energy cannot forecast potential incremental impacts or costs related to existing coal ash sites in connection with future implementation of the 2016 CCR legislation and reconsideration of the CCR rule.

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

Two parties have separately filed petitions for review of the FERC order in the U.S. Court of Appeals for the D.C. Circuit, which petitions were consolidated. Separately, one party requested a stay of the FERC order until the judicial proceedings are complete, which the court denied in June 2015. In July 2016, the court denied one party’s petition for review of the FERC order authorizing the Liquefaction Project. The court also issued a decision remanding the other party’s petition for review of the FERC order to FERC for further explanation of FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. In September 2017, FERC issued its order on remand from the U.S. Court of Appeals for the D.C. Circuit, and reaffirmed its ruling in its prior orders that Cove Point did not violate the prohibition against undue discrimination by agreeing to a capacity reduction and early contract termination with the existing import shipper.

In September 2013, the U.S. DOE granted Non-FTA Authorization approval for the export of up to 0.77 bcfe/day of natural gas to countries that do not have an FTA for trade in natural gas. In June 2016, a party filed a petition for review of this approval in the U.S. Court of Appeals for the D.C. Circuit. This case is pending.

In July 2017, Cove Point submitted an application for a temporary operating permit to the Maryland Department of the Environment, as required prior to the date of first production of LNG for commercial purposes of exporting LNG. In August 2017, Cove Point submitted an application to amend the CPCN issued by the Public Service Commission of Maryland in May 2014 to make necessary updates. These cases are pending.

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

Greensville County

Virginia Power is constructing Greensville County and related transmission interconnection facilities. In August 2016, the Sierra Club filed an administrative appeal in the Circuit Court for the City of Richmond challenging certain provisions in Greensville County’s PSD air permit issued by the VDEQ in June 2016. In August 2017, the Circuit Court upheld the air permit, and no appeals were filed.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy

At September 30, 2017, Dominion Energy had issued $48 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.3 billion revolving credit facility, also entered in October 2017, with a stated maturity date of October 2021. Dominion Energy’s maximum potential loss exposure under the terms of the guarantee is limited to 48% of the outstanding borrowings under the revolving credit facility, an equal percentage to Dominion Energy’s ownership in Atlantic Coast Pipeline. In October 2017, Dominion Energy recorded a liability of $30 million associated with this guarantee agreement.  Through October 2017, Atlantic Coast Pipeline has borrowed $570 million against the revolving credit facility.

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

At September 30, 2017, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$1,967
Nuclear obligations(2)	227
Cove Point(3)	1,900
Solar(4)	1,054
Other(5)	538
Total(6)	$5,686
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

(5)

Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations, construction projects and insurance programs. Due to the uncertainty of workers’ compensation claims, the parental guarantee has no stated limit.  Also included are guarantees related to certain DGI subsidiaries' obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of September 30, 2017, Dominion Energy's maximum remaining cumulative exposure under these equity funding agreements is $20 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million.

(6)

Excludes Dominion Energy's guarantee for the construction of a new corporate office property as discussed in Note 22 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

Additionally, at September 30, 2017, Dominion Energy had purchased $141 million of surety bonds, including $63 million at Virginia Power and $24 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $73 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

The Companies' accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016. During the second quarter of 2017, Virginia Power recorded a $16 million ($10 million after-tax) charge related to a proposed settlement with a customer renting space on certain of Virginia Power’s electric distribution poles. This matter was settled during the third quarter of 2017.

At September 30, 2017, Dominion Energy's credit exposure related to energy marketing and price risk management activities totaled $70 million. Of this amount, investment grade counterparties, including those internally rated, represented 49%. No single counterparty, whether investment grade or non-investment grade, exceeded $7 million of exposure. At September 30, 2017, Virginia Power's exposure related to sales to wholesale customers totaled $23 million. Of this amount, investment grade counterparties, including those internally rated, represented 52%. No single counterparty, whether investment grade or non-investment grade, exceeded $6 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion Energy's derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2017 and December 31, 2016, Dominion Energy would have been required to post additional collateral to its counterparties of $6 million and $3 million, respectively. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had not posted any collateral at September 30, 2017 or December 31, 2016 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash at both September 30, 2017 and December 31, 2016  was $9 million, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Energy Gas were not material as of September 30, 2017 and December 31, 2016. See Note 9 for further information about derivative instruments.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risks associated with purchases of natural gas. At September 30, 2017, Virginia Power’s derivative assets and liabilities with affiliates were $13 million and $5 million, respectively. At December 31, 2016, Virginia Power’s derivative assets and liabilities with affiliates were $41 million and $8 million, respectively.  See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016. At September 30, 2017 and December 31, 2016, amounts due to Dominion Energy associated with the Dominion Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $478 million and $396 million, respectively.  At September 30, 2017 and December 31, 2016, Virginia Power's amounts due from Dominion Energy associated with the Dominion Retiree Health and Welfare plan and included in pension and other postretirement benefit assets in the Consolidated Balance Sheets were $182 million and $130 million, respectively.

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

Presented below are Virginia Power's significant transactions with DES and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Commodity purchases from affiliates	$170	$172	$519	$416
Services provided by affiliates(1)	109	105	333	347
Services provided to affiliates	5	5	17	17
(1)

Includes capitalized expenditures of $33 million and $32 million for the three months ended September 30, 2017 and 2016, respectively, and $104 million and $109 million for the nine months ended September 30, 2017 and 2016, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $36 million and $262 million in short-term demand note borrowings from Dominion Energy as of September 30, 2017 and December 31, 2016, respectively. Virginia Power had no outstanding borrowings under the Dominion Energy money pool for its nonregulated subsidiaries as of September 30, 2017 and December 31, 2016. Interest charges related to Virginia Power's borrowings from Dominion Energy were immaterial for the three and nine months ended September 30, 2017 and 2016.

There were no issuances of Virginia Power's common stock to Dominion Energy for the three and nine months ended September 30, 2017 and 2016.

Dominion Energy Gas

Transactions with Related Parties

Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates, which are presented separately from contracts involving commodities or services. As of September 30, 2017 and December 31, 2016, all of Dominion Energy Gas' commodity derivatives were with affiliates. See Notes 7 and 9 for more information.

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 18. At September 30, 2017 and December 31, 2016, amounts due from Dominion Energy associated with the Dominion Pension Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $725 million and $697 million, respectively. At September 30, 2017 and December 31, 2016, Dominion Energy Gas' amounts due from Dominion Energy associated with the Dominion Retiree Health and Welfare plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $6 million and $2 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Purchases of natural gas and transportation and storage services from affiliates	$2	$2	$4	$7
Sales of natural gas and transportation and storage services to affiliates	15	16	51	51
Services provided by related parties(1)	36	36	106	108
Services provided to related parties(2)	37	34	113	94
(1)

Includes capitalized expenditures of $13 million for both the three months ended September 30, 2017 and 2016, respectively, and $33 million and $37 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related-party VIE.

The following table presents affiliated and related-party activity reflected in Dominion Energy Gas' Consolidated Balance Sheets:

	September 30, 2017	December 31, 2016
(millions)
Other receivables(1)	$13	$10
Imbalances receivable from affiliates	—	2
Imbalances payable to affiliates(2)	1	4
Affiliated notes receivable(3)	21	18
(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current liabilities in Dominion Energy Gas' Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Energy Gas' Consolidated Balance Sheets.

Dominion Energy Gas' borrowings under the intercompany revolving credit agreement with Dominion Energy were $34 million and $118 million as of September 30, 2017 and December 31, 2016, respectively. Interest charges related to Dominion Energy Gas' total borrowings from Dominion Energy were immaterial for the three and nine months ended September 30, 2017 and 2016.

Note 18. Employee Benefit Plans

In the first quarter of 2016, the Companies announced an organizational design initiative that reduced their total workforces during 2016. The goal of the organizational design initiative was to streamline leadership structure and push decision making lower while also improving efficiency.  During the nine months ended September 30, 2016, Dominion Energy recorded a $65 million ($40 million after-tax) charge, including $33 million ($20 million after-tax) at Virginia Power and $8 million ($5 million after-tax) at Dominion Energy Gas, primarily reflected in other operations and maintenance expense in their Consolidated Statements of Income due to severance pay and other costs related to the organizational design initiative.  The terms of the severance under the organizational design initiative were consistent with the Companies’ existing severance plans.

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

During the nine months ended September 30, 2017, Dominion Energy recorded a $7 million ($4 million after-tax) charge, including $6 million ($4 million after-tax) at Dominion Energy Gas, as a result of additional payments associated with the new collective bargaining agreement, which is reflected in other operations and maintenance expense in their Consolidated Statements of Income.

Dominion Energy

The components of Dominion Energy's provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
(millions)
Three Months Ended September 30,
Service cost	$35	$30	$7	$7
Interest cost	86	79	15	16
Expected return on plan assets	(160)	(141)	(32)	(28)
Amortization of prior service credit	—	—	(13)	(9)
Amortization of net actuarial loss	40	29	3	2
Settlements	1	—	—	—
Net periodic benefit cost (credit)	$2	$(3)	$(20)	$(12)
Nine Months Ended September 30,
Service cost	$104	$87	$20	$23
Interest cost	259	234	45	50
Expected return on plan assets	(480)	(419)	(95)	(87)
Amortization of prior service cost (credit)	1	1	(38)	(23)
Amortization of net actuarial loss	121	84	9	5
Settlements	2	—	—	—
Net periodic benefit cost (credit)	$7	$(13)	$(59)	$(32)

Employer Contributions

During the nine months ended September 30, 2017, Dominion Energy made no contributions to its defined benefit pension plans or other postretirement benefit plans, except for a $75 million contribution made in January 2017 to Dominion Energy Questar’s qualified pension plan to satisfy a regulatory condition to closing of the Dominion Energy Questar Combination. Dominion Energy expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2017.

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

The components of Dominion Energy Gas' provision for net periodic benefit credit for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
(millions)
Three Months Ended September 30,
Service cost	$3	$3	$1	$1
Interest cost	7	7	3	3
Expected return on plan assets	(34)	(33)	(7)	(5)
Amortization of prior service credit	—	—	(1)	—
Amortization of net actuarial loss	4	3	1	—
Net periodic benefit credit	$(20)	$(20)	$(3)	$(1)
Nine Months Ended September 30,
Service cost	$11	$10	$3	$4
Interest cost	22	22	9	10
Expected return on plan assets	(105)	(100)	(19)	(17)
Amortization of prior service credit	—	—	(2)	—
Amortization of net actuarial loss	12	10	2	1
Net periodic benefit credit	$(60)	$(58)	$(7)	$(2)

Employer Contributions

During the nine months ended September 30, 2017, Dominion Energy Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2017.

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

In the nine months ended September 30, 2017, Dominion Energy reported after-tax net expenses of $17 million for specific items in the Corporate and Other segment, with $1 million of net expenses attributable to its operating segments. In the nine months ended September 30, 2016, Dominion Energy reported after-tax net expenses of $63 million for specific items in the Corporate and Other segment, with $22 million of these net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy's operating segments in 2016 primarily related to the impact of the following item:

•	A $59 million ($36 million after-tax) charge related to an organizational design initiative, attributable to:
•	Power Delivery ($5 million after-tax);
•	Gas Infrastructure ($12 million after-tax); and
•	Power Generation ($19 million after-tax).
•	A $29 million ($18 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation

The following table presents segment information pertaining to Dominion Energy’s operations:

	Power Delivery	Power Generation	Gas Infrastructure	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended September 30, 2017
Total revenue from external customers	$580	$1,931	$459	$3	$206	$3,179
Intersegment revenue	4	3	204	150	(361)	—
Total operating revenue	584	1,934	663	153	(155)	3,179
Net income (loss) attributable to Dominion Energy	138	369	187	(29)	—	665
Three Months Ended September 30, 2016
Total revenue from external customers	$614	$1,947	$359	$2	$210	$3,132
Intersegment revenue	6	2	205	144	(357)	—
Total operating revenue	620	1,949	564	146	(147)	3,132
Net income (loss) attributable to Dominion Energy	139	650	135	(234)	—	690
Nine Months Ended September 30, 2017
Total revenue from external customers	$1,664	$5,091	$1,949	$12	$660	$9,376
Intersegment revenue	16	8	645	451	(1,120)	—
Total operating revenue	1,680	5,099	2,594	463	(460)	9,376
Net income (loss) attributable to Dominion Energy	390	870	613	(186)	—	1,687
Nine Months Ended September 30, 2016
Total revenue from external customers	$1,682	$5,204	$1,235	$8	$522	$8,651
Intersegment revenue	17	7	507	469	(1,000)	—
Total operating revenue	1,699	5,211	1,742	477	(478)	8,651
Net income (loss) attributable to Dominion Energy	363	1,066	483	(246)	—	1,666

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

In the nine months ended September 30, 2017, Virginia Power reported after-tax net expenses of $7 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. In the nine months ended September 30, 2016, Virginia Power reported an after-tax net expense of $18 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

The net expense for specific items attributable to Virginia Power's operating segments in 2017 primarily related to the impact of the following item which was attributable to Power Delivery:

•	A $16 million ($10 million after-tax) charge arising from a customer settlement.

The net expense for specific items attributable to Virginia Power’s operating segments in 2016 primarily related to the impact of the following item:

•	A $33 million ($20 million after-tax) charge related to an organizational design initiative, attributable to:
•	Power Delivery ($5 million after-tax); and
•	Power Generation ($15 million after-tax).

The following table presents segment information pertaining to Virginia Power’s operations:

	Power Delivery	Power Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2017
Operating revenue	$580	$1,574	$—	$2,154
Net income	137	314	8	459
Three Months Ended September 30, 2016
Operating revenue	$617	$1,594	$—	$2,211
Net income	140	359	4	503
Nine Months Ended September 30, 2017
Operating revenue	$1,670	$4,062	$—	$5,732
Net income	387	735	11	1,133
Nine Months Ended September 30, 2016
Operating revenue	$1,686	$4,191	$—	$5,877
Net income (loss)	362	699	(15)	1,046

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

In the nine months ended September 30, 2017, Dominion Energy Gas reported after-tax net expenses of $9 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the nine months ended September 30, 2016, Dominion Energy Gas reported an after-tax net benefit of $5 million for specific items in the Corporate and Other segment, with after-tax net expense of $7 million attributable to its operating segment.

The net expense for specific items in 2017 was due to a $15 million ($9 million after-tax) charge to write-off the balance of a regulatory asset no longer considered probable of recovery.

The net expense for specific items in 2016 primarily related to an $8 million ($5 million after-tax) charge related to an organizational design initiative.

The following table presents segment information pertaining to Dominion Energy Gas' operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2017
Operating revenue	$401	$—	$401
Net income (loss)	121	(4)	117
Three Months Ended September 30, 2016
Operating revenue	$382	$—	$382
Net income	77	6	83
Nine Months Ended September 30, 2017
Operating revenue	$1,313	$—	$1,313
Net income (loss)	318	(16)	302
Nine Months Ended September 30, 2016
Operating revenue	$1,181	$—	$1,181
Net income (loss)	288	(2)	286

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

Contents of MD&A

MD&A consists of the following information:

•	Forward-Looking Statements
•	Accounting Matters – Dominion Energy
•	Dominion Energy
•	Results of Operations
•	Segment Results of Operations
•	Virginia Power
•	Results of Operations
•	Dominion Energy Gas
•	Results of Operations
•	Liquidity and Capital Resources – Dominion Energy
•	Future Issues and Other Matters – Dominion Energy

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

•	Changes in operating, maintenance and construction costs;
•	Timing and receipt of regulatory approvals necessary for planned construction or growth projects and compliance with conditions associated with such regulatory approvals;
•	The inability to complete planned construction, conversion or growth projects at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Adverse outcomes in litigation matters or regulatory proceedings; and
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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2017, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2017	2016	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion Energy	$665	$690	$(25)
Diluted EPS	1.03	1.10	(0.07)
Year-To-Date
Net income attributable to Dominion Energy	$1,687	$1,666	$21
Diluted EPS	2.66	2.71	(0.05)

Overview

Third Quarter 2017 vs. 2016

Net income attributable to Dominion Energy decreased 4%, primarily due to lower anticipated renewable energy investment tax credits, milder weather during 2017 in Dominion Energy’s electric utility service territory and a decrease in Cove Point import contracts. These decreases were partially offset by the Dominion Energy Questar Combination and an increase in gains from agreements to convey shale development rights underneath several natural gas storage fields.

Year-To-Date 2017 vs. 2016

Net income attributable to Dominion Energy increased 1%, primarily due to the Dominion Energy Questar Combination, an electric utility capacity benefit and the absence of 2016 organizational design initiative costs. These increases were substantially offset by lower anticipated renewable energy investment tax credits, an increase in interest expense, milder weather in Dominion Energy’s electric utility service territory and a decrease in Cove Point import contracts.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Third Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Operating revenue	$3,179	$3,132	$47	$9,376	$8,651	$725
Electric fuel and other energy-related purchases	638	606	32	1,711	1,791	(80)
Purchased (excess) electric capacity	21	(6)	27	(8)	107	(115)
Purchased gas	24	77	(53)	441	252	189
Net revenue	2,496	2,455	41	7,232	6,501	731
Other operations and maintenance	649	765	(116)	2,166	2,133	33
Depreciation, depletion and amortization	485	400	85	1,421	1,112	309
Other taxes	162	145	17	519	448	71
Other income	73	63	10	249	189	60
Interest and related charges	305	250	55	905	715	190
Income tax expense	272	230	42	683	561	122
Noncontrolling interests	31	38	(7)	100	55	45

An analysis of Dominion Energy’s results of operations follows:

Third Quarter 2017 vs. 2016

Net revenue increased 2%, primarily reflecting:

•	A $161 million increase from the operations acquired in the Dominion Energy Questar Combination being included for all of 2017;
•	A $29 million increase due to additional generation output from merchant solar generating projects; and
•	A $16 million increase from regulated natural gas transmission growth projects placed into service; partially offset by
•	A $76 million decrease in sales to electric utility retail customers from a decrease in cooling degree days;
•	A $41 million decrease from Cove Point import contracts;
•

A $24 million increase in electric capacity related expenses due to the annual PJM capacity performance market effective June 2017 ($68 million), partially offset by a benefit related to non-utility generators ($44 million); and

•	A $20 million decrease due to unfavorable pricing at merchant generation facilities.

Other operations and maintenance decreased 15%, primarily reflecting:

•	A $56 million increase in gains from agreements to convey shale development rights underneath several natural gas storage fields;
•	A $30 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income;
•	A $26 million decrease in transaction and transition costs related to the Dominion Energy Questar Combination; and
•	A $21 million decrease due to the absence of costs related to 2016 labor contract renegotiations as well as costs resulting from a union workforce temporary work stoppage; partially offset by
•	A $45 million increase from the operations acquired in the Dominion Energy Questar Combination being included for all of 2017.

Depreciation, depletion and amortization increased 21%, primarily due to the operations acquired in the Dominion Energy Questar Combination being included for all of 2017 ($47 million) and various growth projects being placed into service ($40 million).

Interest and related charges increased 22%, primarily due to higher long-term debt interest expense resulting from debt issuances in the fourth quarter of 2016 and the first nine months of 2017 ($41 million) and debt acquired in the Dominion Energy Questar Combination ($11 million).

Income tax expense increased 18%, primarily due to an increased effective tax rate, principally due to lower anticipated renewable energy investment tax credits.

Noncontrolling interests decreased 18% primarily due to a decrease in earnings attributable to merchant solar partners ($22 million), partially offset by an increase in Dominion Energy Midstream earnings attributable to public unit holders ($15 million).

Year-To-Date 2017 vs. 2016

Net revenue increased 11%, primarily reflecting:

•	A $663 million increase from the operations acquired in the Dominion Energy Questar Combination being included for all of 2017;
•

A $119 million electric capacity benefit due to the annual PJM capacity performance market effective June 2016 ($123 million) and a benefit related to non-utility generators ($86 million), partially offset by the annual PJM capacity performance market effective June 2017 ($90 million);

•	A $74 million increase due to additional generation output from merchant solar generating projects;
•	A $57 million increase in sales to electric utility retail customers due to the effect of changes in customer usage and other factors;
•	A $49 million increase from regulated natural gas transmission growth projects placed into service; and
•	A $36 million increase from rate adjustment clauses associated with electric utility operations; partially offset by
•	A $109 million decrease due to unfavorable pricing at merchant generation facilities;
•	A $104 million decrease from Cove Point import contracts; and
•

A decrease in sales to electric utility retail customers from a reduction in heating degree days during the heating season of 2017 ($52 million) and a decrease in cooling degree days during the cooling season of 2017 ($53 million).

Other operations and maintenance increased 2%, primarily reflecting:

•	A $162 million increase from the operations acquired in the Dominion Energy Questar Combination being included for all of 2017; and
•	A $35 million increase in salaries, wages and benefits; partially offset by
•	An $88 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income; and
•	The absence of organizational design initiative costs ($64 million).

Depreciation, depletion and amortization increased 28%, primarily due to the operations acquired in the Dominion Energy Questar Combination being included for all of 2017 ($162 million) and various growth projects being placed into service ($120 million).

Other taxes increased 16%, primarily due to the operations acquired in the Dominion Energy Questar Combination being included for all of 2017 ($35 million) and increased property taxes related to growth projects placed into service ($31 million).

Other income increased 32%, primarily reflecting:

•	A $26 million increase in earnings from equity method investments;
•	A $19 million increase in AFUDC associated with rate-regulated projects;
•	An $11 million increase in interest income associated with the settlement of state income tax refund claims; and
•	An $11 million increase in net realized gains (including investment income) on nuclear decommissioning trust funds.

Interest and related charges increased 27%, primarily due to higher long-term debt interest expense resulting from debt issuances in 2016 and the first nine months of 2017 ($148 million) and debt acquired in the Dominion Energy Questar Combination ($39 million).

Income tax expense increased 22%, primarily due to higher pre-tax income and an increased effective tax rate, principally due to lower anticipated renewable energy investment tax credits.

Noncontrolling interests increased 82%, primarily due to an increase in Dominion Energy Midstream earnings attributable to public unitholders.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. In connection with its corporate rebranding in May 2017, Dominion Energy changed the names of its principal operating segments to Power Delivery, Power Generation and Gas Infrastructure from Dominion Virginia Power, Dominion Generation and Dominion Energy, respectively. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income attributable to Dominion Energy:

	Net Income attributable to Dominion Energy			Diluted EPS
	2017	2016	$ Change	2017	2016	$ Change
(millions, except EPS)
Third Quarter
Power Delivery	$138	$139	$(1)	$0.21	$0.22	$(0.01)
Power Generation	369	650	(281)	0.57	1.04	(0.47)
Gas Infrastructure	187	135	52	0.29	0.21	0.08
Primary operating segments	694	924	(230)	1.07	1.47	(0.40)
Corporate and Other	(29)	(234)	205	(0.04)	(0.37)	0.33
Consolidated	$665	$690	$(25)	$1.03	$1.10	$(0.07)
Year-To-Date
Power Delivery	$390	$363	$27	$0.62	$0.59	$0.03
Power Generation	870	1,066	(196)	1.37	1.74	(0.37)
Gas Infrastructure	613	483	130	0.97	0.78	0.19
Primary operating segments	1,873	1,912	(39)	2.96	3.11	(0.15)
Corporate and Other	(186)	(246)	60	(0.30)	(0.40)	0.10
Consolidated	$1,687	$1,666	$21	$2.66	$2.71	$(0.05)

Power Delivery

Presented below are selected operating statistics related to Power Delivery’s operations:

	Third Quarter			Year-To-Date
	2017	2016	% Change	2017	2016	% Change
Electricity delivered (million MWh)	23.0	24.1	(5)%	63.2	64.2	(2)%
Degree days (electric distribution service area):
Cooling	1,124	1,326	(15)	1,698	1,755	(3)
Heating	2	—	100	1,825	2,247	(19)
Average electric distribution customer accounts (thousands)(1)	2,576	2,552	1	2,570	2,546	1
(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Power Delivery’s net income contribution:

	Third Quarter 2017 vs. 2016 Increase (Decrease)		Year-To-Date 2017 vs. 2016 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(13)	$(0.02)	$(19)	$(0.03)
Other	1	—	12	0.02
FERC transmission equity return	5	0.01	14	0.02
Storm damage and service restoration	3	—	17	0.03
Other	3	—	3	—
Share dilution	—	—	—	(0.01)
Change in net income contribution	$(1)	$(0.01)	$27	$0.03

Power Generation

Presented below are selected operating statistics related to Power Generation’s operations:

	Third Quarter			Year-To-Date
	2017	2016	% Change	2017	2016	% Change
Electricity supplied (million MWh):
Utility	23.1	24.8	(7)%	64.7	67.1	(4)%
Merchant	7.9	7.9	—	22.7	21.2	7
Degree days (electric utility service area):
Cooling	1,124	1,326	(15)	1,698	1,755	(3)
Heating	2	—	100	1,825	2,247	(19)

Presented below, on an after-tax basis, are the key factors impacting Power Generation’s net income contribution:

	Third Quarter 2017 vs. 2016 Increase (Decrease)		Year-To-Date 2017 vs. 2016 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(33)	$(0.05)	$(45)	$(0.07)
Other	6	0.01	27	0.04
Electric capacity	(16)	(0.03)	70	0.11
Renewable energy investment tax credits(1)	(242)	(0.39)	(187)	(0.31)
Merchant generation margin	6	0.01	(9)	(0.02)
Noncontrolling interests(2)	14	0.02	1	—
Depreciation and amortization	(12)	(0.02)	(38)	(0.06)
Other	(4)	(0.01)	(15)	(0.02)
Share dilution	—	(0.01)	—	(0.04)
Change in net income contribution	$(281)	$(0.47)	$(196)	$(0.37)
(1)	Tax credit is reflected in Power Generation segment once project is placed into service.
(2)	Represents noncontrolling interests related to merchant solar partnerships.

Gas Infrastructure

Presented below are selected operating statistics related to Gas Infrastructure’s operations:

	Third Quarter			Year-To-Date
	2017	2016	% Change	2017	2016	% Change
Gas distribution throughput (bcf)(1):
Sales	10	2	400%	85	18	372%
Transportation	143	106	35	469	364	29
Heating degree days (gas distribution service area):
Eastern region	66	22	200	2,940	3,435	(14)
Western region(1)	131	39	236	3,024	39	7,654
Average gas distribution customer accounts (thousands)(1)(2):
Sales	1,234	472	161	1,234	329	275
Transportation	1,082	1,069	1	1,089	1,072	2
Average retail energy marketing customer accounts (thousands)(2)	1,463	1,377	6	1,447	1,368	6
(1)	Includes Dominion Energy Questar effective September 2016.
(2)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Gas Infrastructure’s net income contribution:

	Third Quarter 2017 vs. 2016 Increase (Decrease)		Year-To-Date 2017 vs. 2016 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Dominion Energy Questar Combination	$34	$0.05	$184	$0.30
Assignment of Marcellus acreage	33	0.05	7	0.01
Cove Point import contracts	(27)	(0.04)	(63)	(0.10)
Noncontrolling interests(1)	(9)	(0.01)	(28)	(0.04)
Transportation and storage growth projects	7	0.01	23	0.04
Other	14	0.02	7	0.01
Share dilution	—	—	—	(0.03)
Change in net income contribution	$52	$0.08	$130	$0.19
(1)	Represents the portion of earnings attributable to Dominion Energy Midstream's public unitholders.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$—	$4	$(4)	$(1)	$(22)	$21
Specific items attributable to corporate operations	(7)	(30)	23	(16)	(41)	25
Total specific items	(7)	(26)	19	(17)	(63)	46
Other corporate operations:
Renewable energy investment tax credits	52	(143)	195	79	(11)	90
Interest expense, net	(85)	(63)	(22)	(258)	(191)	(67)
Other	11	(2)	13	10	19	(9)
Total other corporate operations	(22)	(208)	186	(169)	(183)	14
Total net expense	$(29)	$(234)	$205	$(186)	$(246)	$60
EPS impact	$(0.04)	$(0.37)	$0.33	$(0.30)	$(0.40)	$0.10

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

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Net income	$459	$503	$(44)	$1,133	$1,046	$87

Overview

Third Quarter 2017 vs. 2016

Net income decreased 9%, primarily due to milder weather during 2017 and the annual PJM capacity performance market effective June 2017, partially offset by a benefit related to non-utility generators.

Year-To-Date 2017 vs. 2016

Net income increased 8%, primarily due to the PJM capacity performance market, a benefit related to non-utility generators, an increase in customer usage and other factors and the absence of organizational design initiative costs, partially offset by milder weather during 2017.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Operating revenue	$2,154	$2,211	$(57)	$5,732	$5,877	$(145)
Electric fuel and other energy-related purchases	549	516	33	1,414	1,527	(113)
Purchased (excess) electric capacity	21	(6)	27	(8)	107	(115)
Net revenue	1,584	1,701	(117)	4,326	4,243	83
Other operations and maintenance	373	443	(70)	1,126	1,279	(153)
Depreciation and amortization	288	270	18	854	765	89
Other taxes	76	74	2	233	218	15
Other income	13	13	—	57	47	10
Interest and related charges	128	118	10	373	345	28
Income tax expense	273	306	(33)	664	637	27

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2017 vs. 2016

Net revenue decreased 7%, primarily reflecting:

•	A $76 million decrease in sales to retail customers from a decrease in cooling degree days; and
•

A $24 million increase in electric capacity related expenses due to the annual PJM capacity performance market effective June 2017 ($68 million), partially offset by a benefit related to non-utility generators ($44 million).

Other operations and maintenance decreased 16%, primarily reflecting:

•	A $30 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income;
•	An $11 million decrease due to the absence of 2016 union workforce contract renegotiations; and
•	A $9 million decrease in outside services due to the absence of certain utility projects.

Income tax expense decreased 11%, primarily due to lower pre-tax income.

Year-To-Date 2017 vs. 2016

Net revenue increased 2%, primarily reflecting:

•

A $119 million electric capacity benefit due to the annual PJM capacity performance market effective June 2016 ($123 million) and a benefit related to non-utility generators ($86 million), partially offset by the annual PJM capacity performance market effective June 2017 ($90 million);

•	An increase in sales to retail customers due to the effect of changes in customer usage and other factors ($57 million); and
•	An increase from rate adjustment clauses ($36 million); partially offset by
•

A decrease in sales to retail customers from a reduction in heating degree days during the heating season of 2017 ($52 million) and a decrease in cooling degree days during the cooling season of 2017 ($53 million).

Other operations and maintenance decreased 12%, primarily reflecting:

•	An $88 million decrease in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income;
•	The absence of organizational design initiative costs ($32 million); and
•	A $28 million decrease in storm damage and service restoration costs.

Depreciation and amortization increased 12%, primarily due to various growth projects being placed into service ($48 million) and revised depreciation rates ($32 million).

Other income increased 21%, primarily reflecting:

•	An $11 million increase in interest income associated with the settlement of state income tax refund claims; and
•	A $10 million increase from the assignment of Virginia Power’s electric transmission tower rental portfolio; partially offset by
•	A $16 million charge associated with a customer settlement.

Dominion Energy Gas

Results of Operations

Presented below is a summary of Dominion Energy Gas' consolidated results:

	Third Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Net income	$117	$83	$34	$302	$286	$16

Overview

Third Quarter 2017 vs. 2016

Net income increased 41%, primarily due to gains from agreements to convey shale development rights underneath several natural gas storage fields.

Year-To-Date 2017 vs. 2016

Net income increased 6%, primarily due to gas transportation and storage activities from growth projects placed into service.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy Gas' results of operations:

	Third Quarter			Year-To-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Operating revenue	$401	$382	$19	$1,313	$1,181	$132
Purchased gas	19	21	(2)	100	71	29
Other energy-related purchases	4	4	—	11	8	3
Net revenue	378	357	21	1,202	1,102	100
Other operations and maintenance	73	133	(60)	377	331	46
Depreciation and amortization	57	55	2	167	150	17
Other taxes	42	36	6	139	127	12
Earnings from equity method investee	4	5	(1)	15	14	1
Other income	6	2	4	16	8	8
Interest and related charges	25	23	2	72	68	4
Income tax expense	74	34	40	176	162	14

An analysis of Dominion Energy Gas' results of operations follows:

Third Quarter 2017 vs. 2016

Net revenue increased 6%, primarily reflecting:

•	A $13 million increase from regulated natural gas transmission growth projects placed into service;
•	A $6 million increase in PIR program revenues; and
•	A $6 million increase in services performed for Atlantic Coast Pipeline.

Other operations and maintenance decreased 45%, primarily reflecting:

•	The increase in gains from agreements to convey shale development rights underneath several natural gas storage fields ($56 million); and
•	The absence of a union workforce temporary work stoppage ($8 million); partially offset by
•	A $5 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Other taxes increased 17% primarily due to an increase in property taxes related to growth projects placed into service.

Income tax expense increased by $40 million due to higher pre-tax income ($28 million) and the absence of a 2016 settlement with a tax authority ($12 million).

Year-To-Date 2017 vs. 2016

Net revenue increased 9%, primarily reflecting:

•	A $38 million increase from regulated natural gas transmission growth projects placed into service;
•	A $22 million increase in services performed for Atlantic Coast Pipeline;
•	An $18 million increase in PIR program revenues; and
•	A $17 million increase in rate recovery for low income assistance programs associated with regulated natural gas distribution operations.

Other operations and maintenance increased 14%, primarily reflecting:

•	A $21 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income;
•

A $17 million increase in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These bad debt expenses are recovered through rates and do not impact net income;

•	A $15 million increase due to a charge to write-off the balance of a regulatory asset no longer considered probable of recovery; and
•	An $11 million increase in salaries, wages and benefits and general and administrative expenses; partially offset by
•	A $16 million increase in gains from agreements to convey shale development rights underneath several natural gas storage fields;
•	The absence of organizational design initiative costs ($10 million); and
•	The absence of a union workforce temporary work stoppage ($8 million).

Other income increased by $8 million primarily due to an increase in AFUDC associated with rate-regulated projects ($12 million), partially offset by the absence of a gain on the 2016 sale of a portion of Dominion Energy Gas’ interest in Iroquois ($5 million).

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At September 30, 2017, Dominion Energy had $2.4 billion of unused capacity under its credit facilities. See Note 14 to the Consolidated Financial Statements for more information.

A summary of Dominion Energy’s cash flows is presented below:

	2017	2016
(millions)
Cash and cash equivalents at January 1	$261	$607
Cash flows provided by (used in):
Operating activities	3,664	3,386
Investing activities	(4,873)	(9,029)
Financing activities	1,175	5,287
Net decrease in cash and cash equivalents	(34)	(356)
Cash and cash equivalents at September 30	$227	$251

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $278 million, primarily due to the operations acquired in the Dominion Energy Questar Combination being included for all of 2017, an electric utility capacity benefit, derivative activities and proceeds from the assignment of the electric transmission tower rental portfolio, partially offset by lower deferred fuel cost recoveries in the Virginia jurisdiction, milder weather in Dominion Energy’s electric utility service territory, higher interest expense, lower revenue from Cove Point’s import contracts and Dominion Energy’s contribution to Dominion Energy Questar’s pension plan.

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

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of September 30, 2017 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$26	$—	$26
Non-investment grade(2)	3	—	3
No external ratings:
Internally rated—investment grade(3)	8	—	8
Internally rated—non-investment grade(4)	33	—	33
Total	$70	$—	$70
(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 32% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 4% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 11% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 18% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $4.2 billion, primarily due to the absence of the acquisition of Dominion Energy Questar and decreases in plant construction and other property additions, partially offset by an increase in acquisitions of solar development projects and increased investment in Atlantic Coast Pipeline.

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

Net cash provided by Dominion Energy's financing activities decreased $4.1 billion, primarily due to the absence of debt and common stock issuances utilized to finance the Dominion Energy Questar Combination.

See Notes 3 and 14 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy's credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of September 30, 2017, there have been no changes in Dominion Energy's credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy's debt. As of September 30, 2017, there have been no material changes to debt covenants, nor any events of default under Dominion Energy's debt covenants. Pursuant to a waiver received in April 2016 and in connection with the closing of the Dominion Energy Questar Combination, the 65% maximum debt to total capital ratio in Dominion Energy’s credit agreements was, with respect to Dominion Energy only, temporarily increased to 70% through the fiscal quarter ended June 30, 2017. Effective July 2017, the maximum debt to total capital ratio in Dominion Energy’s credit agreements was reset to 65%.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2017, there have been no material changes outside the ordinary course of business to Dominion Energy's contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Off-Balance Sheet Arrangements

As of September 30, 2017, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2016 and Future Issues and Other Matters in MD&A in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, and Note 15 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, and in this report for additional information on various environmental matters.

Air

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The new rule requires states to impose standards of performance limits for existing fossil fuel-fired electric generating units or equivalent statewide intensity-based or mass-based CO2 binding goals or limits. States are required to submit final plans identifying how they will comply with the rule by September 2018. The EPA also issued a proposed federal implementation plan and model trading rule that states can adopt or that would be put in place if, in response to the final guidelines, a state either does not submit a state plan or its plan is not approved by the EPA. The final rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. In February 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan until the disposition of the petitions challenging the rule now before the Court of Appeals, and, if such petitions are filed in the future, before the U.S. Supreme Court. In June 2016, the Governor of Virginia signed an executive order directing the Virginia Natural Resources Secretary to convene a workgroup charged with recommending concrete steps to reduce carbon pollution from power plants which could include reductions at levels similar to the Clean Power Plan as an option. In March 2017, the President issued an Executive Order directing the EPA to undertake a review of the Clean Power Plan that could result in significant revisions to, or rescinding of, the rule. In April 2017, the U.S. Court of Appeals for the D.C. Circuit issued an order suspending the cases challenging the Clean Power Plan for 60 days to allow the EPA time to determine whether to revise or rescind the rule. Also in April 2017, the EPA issued a notice withdrawing the proposed federal implementation plan and model trading rules. In June 2017, the Governor of Virginia issued a directive for development of state carbon regulations with a December 2017 deadline for submittal of draft rules to the Virginia State Air Pollution Control Board for approval to notice for public comment. In October 2017, the EPA issued a proposed rule to repeal the Clean Power Plan on the basis that the rule promulgated in 2015 exceeds the EPA’s authority under the CAA. The proposal does not include a replacement rule. The proposal also does not impact the EPA’s regulation of GHG emissions from stationary sources under the CAA permitting programs or the GHG performance standards for new sources, which remain in place. Given these developments and associated federal and state regulatory and legal uncertainties, Dominion Energy cannot predict the potential financial statement impacts but believes the potential expenditures to comply could be material.

State Actions

In August 2017, the Ozone Transport Commission released a draft model rule for control of NOx emissions from natural gas pipeline compressor fuel-fire prime movers. States within the ozone transport region, including states in which Dominion Energy has natural gas operations, are expected to develop reasonably achievable control technology rules for existing sources based on the Ozone Transport Commission model rule. States outside of the Ozone Transport Commission may also consider the model rules in setting new reasonably achievable control technology standards. Several states in which Dominion Energy operates, including Pennsylvania, New York and Maryland, are moving ahead with state-specific climate change regulations, including methane. Dominion Energy cannot currently estimate the potential financial statements impacts on results of operations, financial condition and/or cash flows related to these matters.

Significant Power Delivery Project

In September 2017, Virginia Power filed an application with the Virginia Commission for a CPCN to rebuild and operate in Augusta County, Virginia approximately 18 miles of the existing 500 kV transmission line between the Dooms substation and the Valley substation, along with associated substation work, for a total estimated cost of approximately $65 million. This case is pending.

Significant Gas Infrastructure Projects

Eastern Market Access

In November 2016, Cove Point filed an application to request FERC authorization to construct the approximately $150 million Eastern Market Access Project. Construction on the project is expected to begin in the first quarter of 2018, and the project facilities are expected to be placed into service in late 2018.

Atlantic Coast Pipeline

In October 2017, Atlantic Coast Pipeline received the FERC order authorizing the construction and operation of an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. The project remains subject to other pending federal and state approvals.

Other Matters

While management currently has no plans which may affect the carrying value of Millstone, based on potential future economic and other factors, including, but not limited to, market power prices, results of capacity auctions, legislative and regulatory solutions to ensure nuclear plants are fairly compensated for their carbon-free emissions, and the impact of final rules from the EPA and the efforts of states to implement those final rules; there is risk that Millstone may be evaluated for an early retirement date. Should management make any decision on a potential early retirement date, the precise date and the resulting financial statement impacts, which could be material to Dominion Energy, may be affected by a number of factors, including any potential regulatory or legislative solutions, results of any transmission system reliability study assessments, and decommissioning requirements, among other factors.

Legal Matters

See Notes 13 and 22 to the Consolidated Financial Statements and Item 3. Legal Proceedings in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016, Note 12 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, and in this report for additional information on various regulatory matters.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $28 million and $27 million of Dominion Energy's commodity-based derivative instruments as of September 30, 2017 and December 31, 2016, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in the fair value of $48 million and $62 million of Virginia Power's commodity-based derivative instruments as of September 30, 2017 and December 31, 2016, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $4 million of Dominion Energy Gas' commodity-based derivative instruments as of both September 30, 2017 and December 31, 2016.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2017 or December 31, 2016.

The Companies also use interest rate derivatives, including forward-starting swaps, as cash flow hedges of forecasted interest payments. As of September 30, 2017, Dominion Energy and Virginia Power had $3.5 billion and $1.5 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $55 million and $42 million, respectively, in the fair value of Dominion Energy's and Virginia Power's interest rate derivatives at September 30, 2017. As of December 31, 2016, Dominion Energy and Virginia Power had $2.9 billion and $1.7 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $58 million and $45 million, respectively, in the fair value of Dominion Energy's and Virginia Power's interest rate derivatives at December 31, 2016.

Dominion Energy Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of September 30, 2017 and December 31, 2016, Dominion Energy and Dominion Energy Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a $3 million and $5 million decrease in the fair value of Dominion Energy Gas' foreign currency swaps at September 30, 2017 and December 31, 2016, respectively.

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

Dominion Energy recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $137 million and $113 million for the nine months ended September 30, 2017 and 2016, respectively, and $144 million for the year ended December 31, 2016. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $271 million and $146 million for the nine months ended September 30, 2017 and 2016, respectively, and $183 million for the year ended December 31, 2016.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $59 million and $51 million for the nine months ended September 30, 2017 and 2016, respectively, and $67 million for the year ended December 31, 2016. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $127 million and $77 million for the nine months ended September 30, 2017 and 2016, respectively, and $93 million for the year ended December 31, 2016.

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

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2016.
•	Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarter ended March 31, 2017.
•	Notes 12 and 15 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarter ended June 30, 2017.
•	Notes 12 and 15 to the Consolidated Financial Statements in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/17-7/31/17	—	$—	—	19,629,059 shares/ $1.18 billion
8/1/17-8/31/17	217	77.30	—	19,629,059 shares/ $1.18 billion
9/1/17-9/30/17	5,932	79.50	—	19,629,059 shares/ $1.18 billion
Total	6,149	$79.42	—	19,629,059 shares/ $1.18 billion
(1)	In August and September 2017, 217 shares and 5,932 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
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

4.2

Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255).

		X	X

4.3

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337).

		X	X

12.1	Ratio of earnings to fixed charges for Dominion Energy, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Energy Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

31.e	Certification by Chief Executive Officer of Dominion Energy Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Energy Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 1, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 1, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 1, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

		X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

November 1, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 1, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION ENERGY GAS HOLDINGS, LLC Registrant

November 1, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer