Form 10-Q
period 2018-03-31
DOMINION ENERGY INC /VA/; Dominion Energy Gas Holdings, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2018-05-04
CIK 715957, 1603291, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Energy Gas Holdings, LLC    Yes  ☐    No  ☒

At April 13, 2018, the latest practicable date for determination, Dominion Energy, Inc. had 652,551,940 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Energy, Inc. holds all of the membership interests of Dominion Energy Gas Holdings, LLC.

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

AFUDC	Allowance for funds used during construction
AMR	Automated meter reading program deployed by East Ohio
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Duke and Southern Company Gas
BACT	Best available control technology
bcf	Billion cubic feet
bcfe	Billion cubic feet equivalent
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion Energy and Caiman Energy II, LLC
CAA	Clean Air Act
CAISO	California Independent System Operator
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Companies	Dominion Energy, Virginia Power and Dominion Energy Gas, collectively
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Cove Point	Dominion Energy Cove Point LNG, LP
Cove Point Holdings	Cove Point GP Holding Company, LLC
CPCN	Certificate of Public Convenience and Necessity
CWA	Clean Water Act
DECG	Dominion Energy Carolina Gas Transmission, LLC
DES	Dominion Energy Services, Inc.
DETI	Dominion Energy Transmission, Inc.
DGI	Dominion Generation, Inc.
DOE	U.S. Department of Energy
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

The legal entity, Dominion Energy Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC, DECG and Dominion Energy Questar Pipeline or operating segment, or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries

Dominion Energy Questar Pipeline	Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries
Dth	Dekatherm
Duke	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
Eastern Market Access Project

Project to provide 294,000 Dths/day of firm transportation service to help meet demand for natural gas for Washington Gas Light Company, a local gas utility serving customers in D.C., Virginia and Maryland, and Mattawoman Energy, LLC for its new electric power generation facility to be built in Maryland

EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a wholly-owned subsidiary of NRG
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility joint venture between Dominion Energy and BP Wind Energy North America Inc. in Benton County, Indiana
FTA	Free Trade Agreement
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Infrastructure	Gas Infrastructure Group operating segment
GHG	Greenhouse gas
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a wholly-owned subsidiary of NRG
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a wholly-owned subsidiary of NRG
Iroquois	Iroquois Gas Transmission System, L.P.
ISO-NE	ISO New England, Inc.
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
Liquefaction Project	A natural gas export/liquefaction facility at Cove Point
LNG	Liquefied natural gas
MATS	Utility Mercury and Air Toxics Standard Rule

Abbreviation or Acronym	Definition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NedPower	NedPower Mount Storm LLC, a wind-turbine facility joint venture between Dominion Energy and Shell Wind Energy, Inc. in Grant County, West Virginia
NGL	Natural gas liquid
NOx	Nitrogen oxide
NRC	Nuclear Regulatory Commission
NRG	The legal entity, NRG Energy, Inc., one or more of its consolidated subsidiaries or operating segments, or the entirety of NRG Energy, Inc. and its consolidated subsidiaries
NSPS	New Source Performance Standards
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PIPP	Percentage of Income Payment Plan deployed by East Ohio
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
Power Delivery	Power Delivery Group operating segment
Power Generation	Power Generation Group operating segment
ppb	Parts-per-billion
PSD	Prevention of Significant Deterioration
Questar Gas	Questar Gas Company
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is known as the Virginia Electric Utility Regulation Act, as amended in 2015 and 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
(millions, except per share amounts)
Operating Revenue(1)	$3,466	$3,384
Operating Expenses
Electric fuel and other energy-related purchases	744	575
Purchased (excess) electric capacity	14	(17)
Purchased gas	340	305
Other operations and maintenance	796	784
Depreciation, depletion and amortization	498	469
Other taxes	199	189
Total operating expenses	2,591	2,305
Income from operations	875	1,079
Other income	100	162
Interest and related charges	314	292
Income from operations including noncontrolling interests before income tax expense	661	949
Income tax expense	135	275
Net Income Including Noncontrolling Interests	526	674
Noncontrolling Interests	23	42
Net Income Attributable to Dominion Energy	$503	$632
Earnings Per Common Share
Net income attributable to Dominion Energy - Basic	$0.77	$1.01
Net income attributable to Dominion Energy - Diluted	0.77	1.01
Dividends Declared Per Common Share	$0.835	$0.755
(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
(millions)
Net income including noncontrolling interests	$526	$674
Other comprehensive income (loss), net of taxes:
Net deferred gains on derivatives-hedging activities(1)	111	43
Changes in unrealized net gains (losses) on investment securities(2)	(13)	58
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	8	(23)
Net realized (gains) losses on investment securities(4)	1	(28)
Net pension and other postretirement benefit costs(5)	25	13
Changes in other comprehensive income from equity method investees(6)	—	1
Total other comprehensive income	132	64
Comprehensive income including noncontrolling interests	658	738
Comprehensive income attributable to noncontrolling interests	24	42
Comprehensive income attributable to Dominion Energy	$634	$696

(1)	Net of $(37) million and $(27) million tax for the three months ended March 31, 2018 and 2017, respectively.
(2)	Net of $4 million and $(35) million tax for the three months ended March 31, 2018 and 2017, respectively.
(3)	Net of $(3) million and $14 million tax for the three months ended March 31, 2018 and 2017, respectively.
(4)	Net of $— million and $16 million tax for the three months ended March 31, 2018 and 2017, respectively.
(5)	Net of $(1) million and $(8) million tax for the three months ended March 31, 2018 and 2017, respectively.
(6)	Net of $— million and $(1) million tax for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$189	$120
Customer receivables (less allowance for doubtful accounts of $19 and $17)	1,615	1,660
Other receivables (less allowance for doubtful accounts of $2 at both dates)(2)	136	126
Inventories	1,367	1,477
Other	974	951
Total current assets	4,281	4,334
Investments
Nuclear decommissioning trust funds	5,060	5,093
Investment in equity method affiliates	1,638	1,544
Other	334	327
Total investments	7,032	6,964
Property, Plant and Equipment
Property, plant and equipment	75,632	74,823
Accumulated depreciation, depletion and amortization	(21,503)	(21,065)
Total property, plant and equipment, net	54,129	53,758
Deferred Charges and Other Assets
Goodwill	6,405	6,405
Regulatory assets	2,698	2,480
Other	2,809	2,644
Total deferred charges and other assets	11,912	11,529
Total assets	$77,354	$76,585

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$3,603	$3,078
Short-term debt	2,713	3,298
Accounts payable	702	875
Other(2)	2,321	2,385
Total current liabilities	9,339	9,636
Long-Term Debt
Long-term debt	25,759	25,588
Junior subordinated notes	3,980	3,981
Remarketable subordinated notes	1,381	1,379
Total long-term debt	31,120	30,948
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,719	4,523
Regulatory liabilities	6,977	6,916
Other(2)	5,157	5,192
Total deferred credits and other liabilities	16,853	16,631
Total liabilities	57,312	57,215
Commitments and Contingencies (see Note 16)
Equity
Common stock – no par(3)	10,316	9,865
Retained earnings	8,924	7,936
Accumulated other comprehensive loss	(1,551)	(659)
Total common shareholders' equity	17,689	17,142
Noncontrolling interests	2,353	2,228
Total equity	20,042	19,370
Total liabilities and equity	$77,354	$76,585

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	1 billion shares authorized; 653 million shares and 645 million shares outstanding at March 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Dominion Energy Shareholders		Total Common
	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions)
December 31, 2016	628	$8,550	$6,854	$(799)	$14,605	$2,235	$16,840
Net income including noncontrolling interests			632		632	42	674
Contributions from NRG to Four Brothers and Three Cedars					—	6	6
Issuance of common stock	1	79			79		79
Dividends and distributions			(474)		(474)	(19)	(493)
Other comprehensive income, net of tax				64	64		64
Other			11		11		11
March 31, 2017	629	$8,629	$7,023	$(735)	$14,917	$2,264	$17,181

December 31, 2017	645	$9,865	$7,936	$(659)	$17,142	$2,228	$19,370
Cumulative-effect of changes in accounting principles		(127)	1,029	(1,023)	(121)	127	6
Net income including noncontrolling interests			503		503	23	526
Issuance of common stock	8	580			580		580
Sale of Dominion Energy Midstream common units - net of offering costs					—	4	4
Stock awards (net of change in unearned compensation)		3			3		3
Dividends and distributions			(544)		(544)	(31)	(575)
Other comprehensive income, net of tax				131	131	1	132
Other		(5)			(5)	1	(4)
March 31, 2018	653	$10,316	$8,924	$(1,551)	$17,689	$2,353	$20,042

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2018	2017
(millions)
Operating Activities
Net income including noncontrolling interests	$526	$674
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	572	548
Deferred income taxes and investment tax credits	131	250
Proceeds from assignment of tower rental portfolio	—	91
Contribution to pension plan	—	(75)
Gains on sales of assets	(44)	—
Provision for rate credits to electric utility customers	215	—
Other adjustments	13	(84)
Changes in:
Accounts receivable	47	136
Inventories	104	61
Deferred fuel and purchased gas costs, net	(264)	(37)
Prepayments	(3)	18
Accounts payable	(57)	(140)
Accrued interest, payroll and taxes	(103)	(19)
Customer deposits	101	—
Margin deposit assets and liabilities	(33)	8
Net realized and unrealized changes related to derivative activities	47	31
Other operating assets and liabilities	(20)	(102)
Net cash provided by operating activities	1,232	1,360
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,103)	(1,435)
Acquisition of solar development projects	(7)	(94)
Proceeds from sales of securities	419	756
Purchases of securities	(453)	(786)
Proceeds from assignment of shale development rights	44	—
Contributions to equity method affiliates	(87)	(146)
Other	4	4
Net cash used in investing activities	(1,183)	(1,701)
Financing Activities
Issuance of short-term notes	950	—
Repayment of short-term debt, net	(585)	(528)
Issuance of long-term debt	950	1,950
Repayment of long-term debt	(1,180)	(401)
Issuance of common stock	581	79
Common dividend payments	(544)	(474)
Other	(72)	(67)
Net cash provided by financing activities	100	559
Increase in cash, restricted cash and equivalents	149	218
Cash, restricted cash and equivalents at beginning of period	185	322
Cash, restricted cash and equivalents at end of period	$334	$540
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$175	$230

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
(millions)
Operating Revenue(1)	$1,748	$1,831
Operating Expenses
Electric fuel and other energy-related purchases(1)	591	456
Purchased (excess) electric capacity	14	(17)
Other operations and maintenance:
Affiliated suppliers	83	78
Other	316	296
Depreciation and amortization	297	286
Other taxes	83	79
Total operating expenses	1,384	1,178
Income from operations	364	653
Other income	3	31
Interest and related charges(1)	132	120
Income before income tax expense	235	564
Income tax expense	51	208
Net Income	$184	$356
(1)	See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
(millions)
Net income	$184	$356
Other comprehensive income (loss), net of taxes:
Net deferred gains on derivatives-hedging activities(1)	5	—
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	—	7
Amounts reclassified to net income:
Net realized gains on nuclear decommissioning trust funds(3)	—	(3)
Total other comprehensive income	5	4
Comprehensive income	$189	$360
(1)	Net of $(2) million and $— million tax for the three months ended March 31, 2018 and 2017, respectively.
(2)	Net of $1 million and $(4) million tax for the three months ended March 31, 2018 and 2017, respectively.
(3)	Net of $— million and $2 million tax for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$6	$14
Customer receivables (less allowance for doubtful accounts of $10 at both dates)	885	951
Other receivables (less allowance for doubtful accounts of $1 at both dates)	52	64
Affiliated receivables	51	3
Inventories (average cost method)	795	850
Prepayments	38	27
Other(2)	358	315
Total current assets	2,185	2,224
Investments
Nuclear decommissioning trust funds	2,400	2,399
Other	3	3
Total investments	2,403	2,402
Property, Plant and Equipment
Property, plant and equipment	42,827	42,329
Accumulated depreciation and amortization	(13,522)	(13,277)
Total property, plant and equipment, net	29,305	29,052
Deferred Charges and Other Assets
Regulatory assets	1,009	810
Other(2)	719	651
Total deferred charges and other assets	1,728	1,461
Total assets	$35,621	$35,139
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$600	$850
Short-term debt	426	542
Accounts payable	308	361
Payables to affiliates	113	125
Affiliated current borrowings	11	33
Accrued interest, payroll and taxes	251	256
Regulatory liabilities	304	127
Other(2)	597	626
Total current liabilities	2,610	2,920
Long-Term Debt	11,090	10,496
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,827	2,728
Asset retirement obligations	1,165	1,149
Regulatory liabilities	4,796	4,760
Other(2)	871	862
Total deferred credits and other liabilities	9,659	9,499
Total liabilities	23,359	22,915
Commitments and Contingencies (see Note 16)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	5,420	5,311
Accumulated other comprehensive income (loss)	(9)	62
Total common shareholder’s equity	12,262	12,224
Total liabilities and shareholder’s equity	$35,621	$35,139
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2018 and December 31, 2017.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2017	275	$5,738	$1,113	$5,311	$62	$12,224
Cumulative-effect of changes in accounting principles				79	(76)	3
Net income				184		184
Dividends				(154)		(154)
Other comprehensive income, net of tax					5	5
March 31, 2018	275	$5,738	$1,113	$5,420	$(9)	$12,262

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2018	2017
(millions)
Operating Activities
Net income	$184	$356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	343	336
Deferred income taxes and investment tax credits	83	56
Proceeds from assignment of tower rental portfolio	—	91
Provision for rate credits to customers	215	—
Other adjustments	(1)	(26)
Changes in:
Accounts receivable	78	76
Affiliated receivables and payables	(59)	141
Inventories	54	11
Prepayments	(11)	(12)
Deferred fuel expenses, net	(328)	(49)
Accounts payable	3	(21)
Accrued interest, payroll and taxes	(5)	9
Net realized and unrealized changes related to derivative activities	49	15
Asset retirement obligations	(10)	(22)
Other operating assets and liabilities	(16)	7
Net cash provided by operating activities	579	968
Investing Activities
Plant construction and other property additions	(570)	(647)
Purchases of nuclear fuel	(46)	(40)
Proceeds from sales of securities	218	330
Purchases of securities	(235)	(342)
Other	(6)	(3)
Net cash used in investing activities	(639)	(702)
Financing Activities
Repayment of short-term debt, net	(116)	(25)
Repayment of affiliated current borrowings, net	(22)	(262)
Issuance of long-term debt	700	750
Repayment of long-term debt	(350)	—
Common dividend payments to parent	(154)	(445)
Other	(6)	(6)
Net cash provided by financing activities	52	12
Increase (decrease) in cash, restricted cash and equivalents	(8)	278
Cash, restricted cash and equivalents at beginning of period	24	11
Cash, restricted cash and equivalents at end of period	$16	$289
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$104	$124

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
(millions)
Operating Revenue(1)	$526	$490
Operating Expenses
Purchased gas(1)	29	43
Other energy-related purchases	31	5
Other operations and maintenance:
Affiliated suppliers	23	25
Other	123	153
Depreciation and amortization	59	54
Other taxes	60	54
Total operating expenses	325	334
Income from operations	201	156
Earnings from equity method investee	9	7
Other income	33	25
Interest and related charges(1)	25	23
Income from operations before income taxes	218	165
Income tax expense	52	57
Net Income	$166	$108
(1)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
(millions)
Net income	$166	$108
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	13	(9)
Amounts reclassified to net income:
Net derivative (gains) losses -hedging activities(2)	(3)	11
Net pension and other postretirement benefit costs(3)	1	—
Total other comprehensive income	11	2
Comprehensive income	$177	$110
(1)	Net of $(4) million and $7 million tax for the three months ended March 31, 2018 and 2017, respectively.
(2)	Net of $1 million and $(7) million tax for the three months ended March 31, 2018 and 2017, respectively.
(3)	Net of $(1) million tax for both the three months ended March 31, 2018 and 2017.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$6	$4
Customer receivables (less allowance for doubtful accounts of $1 at both dates)(2)	318	297
Other receivables (less allowance for doubtful accounts of $1 at both dates)(2)	22	15
Affiliated receivables	7	10
Inventories	71	64
Other(2)	189	210
Total current assets	613	600
Investments	99	97
Property, Plant and Equipment
Property, plant and equipment	11,274	11,173
Accumulated depreciation and amortization	(3,068)	(3,018)
Total property, plant and equipment, net	8,206	8,155
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	1,867	1,828
Other(2)	1,303	1,260
Total deferred charges and other assets	3,170	3,088
Total assets	$12,088	$11,940
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$614	$629
Accounts payable	145	193
Payables to affiliates	87	62
Affiliated current borrowings	41	18
Other	388	439
Total current liabilities	1,275	1,341
Long-Term Debt	3,579	3,570
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,475	1,454
Other(2)	1,429	1,412
Total deferred credits and other liabilities	2,904	2,866
Total liabilities	7,758	7,777
Commitments and Contingencies (see Note 16)
Equity
Membership interests	4,443	4,261
Accumulated other comprehensive loss	(113)	(98)
Total equity	4,330	4,163
Total liabilities and equity	$12,088	$11,940
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Membership Interests	AOCI	Total
(millions)
December 31, 2017	$4,261	$(98)	$4,163
Cumulative-effect of changes in accounting principles	29	(26)	3
Net income	166		166
Distributions	(13)		(13)
Other comprehensive income, net of tax		11	11
March 31, 2018	$4,443	$(113)	$4,330

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2018	2017
(millions)
Operating Activities
Net income	$166	$108
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from sales of assets	(44)	—
Depreciation and amortization	59	54
Deferred income taxes and investment tax credits	14	59
Other adjustments	(4)	(4)
Changes in:
Accounts receivable	(28)	3
Affiliated receivables and payables	28	1
Deferred purchased gas costs, net	8	11
Prepayments	16	12
Inventories	(7)	(6)
Accounts payable	(39)	(53)
Accrued interest, payroll and taxes	(30)	(9)
Pension and other postretirement benefits	(36)	(31)
Other operating assets and liabilities	(1)	(3)
Net cash provided by operating activities	102	142
Investing Activities
Plant construction and other property additions	(138)	(134)
Net proceeds from assignments of shale development rights	44	—
Other	(5)	(8)
Net cash used in investing activities	(99)	(142)
Financing Activities
Repayment of short-term debt, net	(15)	(61)
Issuance of affiliated current borrowings, net	23	56
Distribution payments to parent	(13)	(7)
Other	1	—
Net cash used in financing activities	(4)	(12)
Decrease in cash, restricted cash and equivalents	(1)	(12)
Cash, restricted cash and equivalents at beginning of period	30	43
Cash, restricted cash and equivalents at end of period	$29	$31
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$29	$31

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Energy Gas. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Dominion Energy Gas is a holding company that conducts business activities through a regulated interstate natural gas transmission pipeline and underground storage system in the Northeast, mid-Atlantic and Midwest states, regulated gas transportation and distribution operations in Ohio, and gas gathering and processing activities primarily in West Virginia, Ohio and Pennsylvania. In addition, other Dominion Energy subsidiaries provide merchant generation, natural gas transmission and distribution services primarily in the eastern and Rocky Mountain regions of the U.S.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies' accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017.

In the Companies' opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of March 31, 2018, their results of operations and cash flows for the three months ended March 31, 2018 and 2017, Dominion Energy's changes in equity for the three months ended March 31, 2018 and 2017 and Virginia Power and Dominion Energy Gas’ changes in equity for the three months ended March 31, 2018. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies' accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At March 31, 2018, Dominion Energy owns the general partner, 50.5% of the common and subordinated units and 37.5% of the convertible preferred interests in Dominion Energy Midstream. The public’s ownership interest in Dominion Energy Midstream is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Also, at March 31, 2018, Dominion Energy owns 50% of the units in and consolidates Four Brothers and Three Cedars. NRG's ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners' 33% interest in certain Dominion Energy merchant solar projects, is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred at March 31, 2018 nor are expected to occur in the remainder of 2018.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies' 2017 Consolidated Financial Statements and Notes have been reclassified as a result of the adoption of revised accounting guidance pertaining to certain net periodic pension and other postretirement benefit costs, restricted cash and equivalents and certain distributions from equity method investees. In addition, certain other amounts have been reclassified to conform to the 2018 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power and/or Dominion Energy Gas, where applicable. The effects of the adoption of new accounting standards on the Consolidated Financial Statements are described below. There have been no other significant changes from Note 2 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Dominion Energy and Virginia Power collect sales, consumption and consumer utility taxes and Dominion Energy Gas collects sales taxes; however, these amounts are excluded from revenue. Dominion Energy’s customer receivables include accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to utility customers. Virginia Power’s customer receivables include accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to customers. Dominion Energy Gas’ customer receivables include accrued unbilled revenue based on estimated amounts of natural gas delivered but not yet billed to customers.

The primary types of sales and service activities reported as operating revenue for Dominion Energy, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, are as follows:

Revenue from Contracts with Customers

•	Regulated electric sales consist primarily of state-regulated retail electric sales, and federally-regulated wholesale electric sales and electric transmission services;
•	Nonregulated electric sales consist primarily of sales of electricity at market-based rates and contracted fixed rates, and associated hedging activity;
•	Regulated gas sales consist primarily of state-regulated natural gas sales and related distribution services;
•

Nonregulated gas sales consist primarily of sales of natural gas production at market-based rates and contracted fixed prices, sales of gas purchased from third parties and associated hedging activity;

•

Regulated gas transportation and storage sales consist of FERC-regulated sales of transmission and storage services and state-regulated gas distribution charges to retail distribution service customers opting for alternate suppliers and sales of gathering services;

•	Nonregulated gas transportation and storage sales consist primarily of LNG terminalling services, beginning in April 2018;
•	Other regulated revenue consists primarily of miscellaneous service revenue from electric and gas distribution operations and sales of excess electric capacity and other commodities; and
•

Other nonregulated revenue consists primarily of NGL gathering and processing, sales of NGL production and condensate, extracted products and associated hedging activity. Other nonregulated revenue also includes services performed for Atlantic Coast Pipeline, sales of energy-related products and services from Dominion Energy’s retail energy marketing operations, service concession arrangements and gas processing and handling revenue.

Other Revenue

•	Other revenue consists primarily of alternative revenue programs, gains and losses from derivative instruments not subject to hedge accounting and lease revenues.

The primary types of sales and service activities reported as operating revenue for Dominion Energy, prior to the adoption of revised guidance for revenue recognition from contracts with customers, were as follows:

•	Regulated electric sales consisted primarily of state-regulated retail electric sales, and federally-regulated wholesale electric sales and electric transmission services;
•	Nonregulated electric sales consisted primarily of sales of electricity at market-based rates and contracted fixed rates, and associated derivative activity;
•	Regulated gas sales consisted primarily of state- and FERC-regulated natural gas sales and related distribution services and associated derivative activity;
•

Nonregulated gas sales consisted primarily of sales of natural gas production at market-based rates and contracted fixed prices, sales of gas purchased from third parties, gas trading and marketing revenue and associated derivative activity;

•

Gas transportation and storage sales consisted primarily of FERC-regulated sales of transmission and storage services. Also included were state-regulated gas distribution charges to retail distribution service customers opting for alternate suppliers and sales of gathering services; and

•

Other revenue consisted primarily of sales of NGL production and condensate, extracted products and associated derivative activity. Other revenue also included miscellaneous service revenue from electric and gas distribution operations, sales of energy-related products and services from Dominion Energy’s retail energy marketing operations and gas processing and handling revenue.

The primary types of sales and service activities reported as operating revenue for Virginia Power, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, are as follows:

Revenue from Contracts with Customers

•	Regulated electric sales consist primarily of state-regulated retail electric sales, and federally-regulated wholesale electric sales and electric transmission services;
•	Other regulated revenue consists primarily of sales of excess capacity and other commodities and miscellaneous service revenue from electric distribution operations; and
•

Other nonregulated revenue consists primarily of sales to non-jurisdictional customers from certain solar facilities, revenue from renting space on certain electric transmission poles and distribution towers and service concession arrangements.

Other Revenue

•	Other revenue consists primarily of alternative revenue programs and gains and losses from derivative instruments not subject to hedge accounting.

The primary types of sales and service activities reported as operating revenue for Virginia Power, prior to the adoption of revised guidance for revenue recognition from contracts with customers, were as follows:

•	Regulated electric sales consisted primarily of state-regulated retail electric sales, and federally-regulated wholesale electric sales and electric transmission services; and
•

Other revenue consisted primarily of miscellaneous service revenue from electric distribution operations and miscellaneous revenue from generation operations, including sales of capacity and other commodities.

The primary types of sales and service activities reported as operating revenue for Dominion Energy Gas, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, are as follows:

Revenue from Contracts with Customers

•	Regulated gas sales consist primarily of state-regulated natural gas sales and related distribution services;
•	Nonregulated gas sales consist primarily of sales of gas purchased from third parties and royalty revenues;
•

Regulated gas transportation and storage sales consist of FERC-regulated sales of transmission and storage services and state-regulated gas distribution charges to retail distribution service customers opting for alternate suppliers and sales of gathering services;

•	NGL revenue consists primarily of NGL gathering and processing, sales of NGL production and condensate, extracted products and associated hedging activity;
•	Management service revenue consists primarily of services performed for Atlantic Coast Pipeline;
•	Other regulated revenue consists primarily of miscellaneous regulated revenues; and
•	Other nonregulated revenue consists primarily of miscellaneous service revenue.

Other Revenue

•	Other revenue consists primarily of gains and losses from derivative instruments not subject to hedge accounting.

The primary types of sales and service activities reported as operating revenue for Dominion Energy Gas, prior to the adoption of revised guidance for revenue recognition from contracts with customers, were as follows:

•	Regulated gas sales consisted primarily of state- and FERC-regulated natural gas sales and related distribution services;
•

Nonregulated gas sales consisted primarily of sales of natural gas production at market-based rates and contracted fixed prices and sales of gas purchased from third parties. Revenue from sales of gas production was recognized based on actual volumes of gas sold to purchasers and was reported net of royalties;

•

Gas transportation and storage sales consisted primarily of FERC-regulated sales of transmission and storage services. Also included were state-regulated gas distribution charges to retail distribution service customers opting for alternate suppliers and sales of gathering services;

•	NGL revenue consisted primarily of sales of NGL production and condensate, extracted products and associated derivative activity; and
•	Other revenue consisted primarily of miscellaneous service revenue, gas processing and handling revenue.

Alternative revenue programs compensate Dominion Energy and Virginia Power for certain projects and initiatives. Revenues arising from these programs are presented separately from revenue arising from contracts with customers in the categories above. Currently, Dominion Energy and Virginia Power account for the equity return for under-recovery of certain riders under the alternative revenue program guidance.

Revenues from electric and gas sales are recognized over time, as the customers of the Companies consume the gas and electricity as it is delivered. Transportation and storage contracts are primarily stand-ready service contracts that include fixed reservation and variable usage fees. LNG terminalling services, beginning in April 2018, are also stand-ready service contracts with fixed fees. Fixed fees are recognized ratably over the life of the contract as the stand-ready performance obligation is satisfied, while variable usage fees are recognized when Dominion Energy and Dominion Energy Gas have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the performance obligation completed to date. Sales of products, such as NGLs, typically transfer control and are recognized as revenue upon delivery of the product. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. Payment for most sales and services varies by contract type, but is typically due within a month of billing.
Dominion Energy and Dominion Energy Gas typically receive or retain NGLs and natural gas from customers when providing natural gas processing, transportation or storage services. The revised guidance for revenue from contracts with customers requires entities to include the fair value of the noncash consideration in the transaction price. Therefore, subsequent to the adoption of the revised guidance for revenue recognition from contracts with customers, Dominion Energy and Dominion Energy Gas record the fair value of NGLs received during natural gas processing as service revenue recognized over time, and continue to recognize revenue from the subsequent sale of the NGLs to customers upon delivery. Dominion Energy and Dominion Energy Gas typically retain natural gas under certain transportation service arrangements that are intended to facilitate performance of the service and allow for natural losses that occur. As the intent of the allowance is to enable fulfillment of the contract rather than to provide compensation for services, the fuel allowance is not included in revenue.

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The Companies hold restricted cash and equivalent balances that primarily consist of amounts held for certain customer deposits, future debt payments on SBL Holdco and Dominion Solar Projects III, Inc.’s term loan agreements and a distribution reserve at Cove Point. Upon adoption of revised accounting guidance in January 2018, restricted cash and equivalents are included within the Companies’ Consolidated Statements of Cash Flows, with the change in balance no longer considered a separate investing activity.  The guidance required retrospective application which resulted in an adjustment to Dominion Energy’s other cash provided by investing activities for the three months ended March 31, 2017, which had been previously reported as $11 million. There was no impact to Virginia Power or Dominion Energy Gas for the three months ended March 31, 2017. The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	March 31, 2018	March 31, 2017	December 31, 2017	December 31, 2016
(millions)
Dominion Energy
Cash and cash equivalents	$189	$486	$120	$261
Restricted cash and equivalents(1)	145	54	65	61
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$334	$540	$185	$322
Virginia Power
Cash and cash equivalents	$6	$289	$14	$11
Restricted cash and equivalents(1)	10	—	10	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$16	$289	$24	$11
Dominion Energy Gas
Cash and cash equivalents	$6	$11	$4	$23
Restricted cash and equivalents (1)	23	20	26	20
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$29	$31	$30	$43
(1)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Distributions from Equity Method Investees

Dominion Energy and Dominion Energy Gas each hold investments that are accounted for under the equity method of accounting. Effective January 2018, Dominion Energy and Dominion Energy Gas classify distributions from equity method investees as either cash flows from operating activities or cash flows from investing activities in the Consolidated Statements of Cash Flows according to the nature of the distribution. Distributions received are classified on the basis of the nature of the activity of the investee that generated the distribution as either a return on investment (classified as cash flows from operating activities) or a return of an investment (classified as cash flows from investing activities) when such information is available to Dominion Energy and Dominion Energy Gas. Previously, distributions were determined to be either a return on an investment or return of an investment based on a cumulative earnings approach whereby any distributions received in excess of earnings were considered to be a return of an investment. Dominion Energy and Dominion Energy Gas have applied this approach on a retrospective basis with no impact to the three months ended March 31, 2017.

Investments

Debt and Equity Securities with Readily Determinable Fair Values

Dominion Energy accounts for and classifies investments in debt securities as trading or available-for-sale securities. Virginia Power classifies investments in debt securities as available-for-sale securities.

•

Debt securities classified as trading securities include securities held by Dominion Energy in rabbi trusts associated with certain deferred compensation plans. These securities are reported in other investments in the Consolidated Balance Sheets at fair value with net realized and unrealized gains and losses included in other income in the Consolidated Statements of Income.

•

Debt securities classified as available-for-sale securities include all other debt securities, primarily comprised of securities held in the nuclear decommissioning trusts. These investments are reported at fair value in nuclear decommissioning trust funds in the Consolidated Balance Sheets. Net realized and unrealized gains and losses (including any other-than-temporary impairments) on investments held in Virginia Power’s nuclear decommissioning trusts are recorded to a regulatory liability for certain jurisdictions subject to cost-based regulation. For all other available-for-sale debt securities, including those held in Dominion Energy’s merchant generation nuclear decommissioning trusts, net realized gains and losses (including any other-than-temporary impairments) are included in other income and unrealized gains and losses are reported as a component of AOCI, after-tax.

In determining realized gains and losses for debt securities, the cost basis of the security is based on the specific identification method.

Equity securities with readily determinable fair values include securities held by Dominion Energy in rabbi trusts associated with certain deferred compensation plans and securities held by Dominion Energy and Virginia Power in the nuclear decommissioning trusts. Dominion Energy and Virginia Power record all equity securities with a readily determinable fair value, or for which they are permitted to estimate fair value using NAV (or its equivalent), at fair value in nuclear decommissioning trust funds and other investments in the Consolidated Balance Sheets. However, Dominion Energy and Virginia Power may elect a measurement alternative for equity securities without a readily determinable fair value. Under the measurement alternative, equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dominion Energy and Virginia Power qualitatively assess equity securities reported using the measurement alternative to determine whether an investment is impaired on an ongoing basis. Net realized and unrealized gains and losses on equity securities held in Virginia Power’s nuclear decommissioning trusts are recorded to a regulatory liability for certain jurisdictions subject to cost-based regulation. For all other equity securities, including those held in Dominion Energy’s merchant generation nuclear decommissioning trusts and rabbi trusts, net realized and unrealized gains and losses are included in other income in the Consolidated Statements of Income.

Equity Securities without Readily Determinable Fair Values

The Companies account for illiquid and privately held securities without readily determinable fair values under either the equity method or cost method. Equity securities without readily determinable fair values include:

•

Equity method investments when the Companies have the ability to exercise significant influence, but not control, over the investee. Dominion Energy’s investments are included in investments in equity method affiliates and Dominion Energy Gas’ investments are included in investments in their Consolidated Balance Sheets. Dominion Energy and Dominion Energy Gas record equity method adjustments in other income and earnings from equity method investee, respectively, in their Consolidated Statements of Income, including their proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between the carrying value and the equity in the net assets of the investee at the date of investment and other adjustments required by the equity method.

•

Cost method investments when Dominion Energy and Virginia Power do not have the ability to exercise significant influence over the investee. Dominion Energy’s and Virginia Power’s investments are included in other investments and nuclear decommissioning trust funds. Cost method investments are reported at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Other-Than-Temporary Impairment

The Companies periodically review their investments in debt securities and equity method investments to determine whether a decline in fair value should be considered other-than-temporary. If a decline in the fair value of any security is determined to be other-than-temporary, the security is written down to its fair value at the end of the reporting period.

Decommissioning Trust Investments – Special Considerations

•	The recognition provisions of other-than-temporary impairment guidance apply only to debt securities classified as available-for-sale or held-to-maturity.
•

Debt securities – Using information obtained from their nuclear decommissioning trust fixed-income investment managers, Dominion Energy and Virginia Power record in earnings any unrealized loss for a debt security when the manager intends to sell the debt security or it is more-likely-than-not that the manager will have to sell the debt security before recovery of its fair value up to its cost basis. If that is not the case, but the debt security is deemed to have experienced a credit loss, Dominion Energy and Virginia Power record the credit loss in earnings and any remaining portion of the unrealized loss in AOCI. Credit losses are evaluated primarily by considering the credit ratings of the issuer, prior instances of non-performance by the issuer and other factors.

New Accounting Standards

Revenue Recognition

In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The Companies adopted this revised accounting guidance for interim and annual reporting periods beginning January 1, 2018 using the modified retrospective method. Upon the adoption of the standard, Dominion Energy and Dominion Energy Gas recorded the cumulative-effect of a change in accounting principle of $3 million to retained earnings and membership interests, respectively, and to establish a contract asset related to changes in the timing of revenue recognition for three existing contracts with customers at DETI.

As a result of adopting this revised accounting guidance, Dominion Energy and Dominion Energy Gas recorded offsetting operating revenue and other energy-related purchases of $25 million in the Consolidated Statements of Income for non-cash consideration for performing processing and fractionation services related to NGLs for the three months ended March 31, 2018. No such amounts were recorded during the three months ended March 31, 2017. Dominion Energy and Dominion Energy Gas no longer record offsetting operating revenue and purchased gas for fuel retained to offset costs on certain transportation and storage arrangements. Such amounts at Dominion Energy and Dominion Energy Gas were $32 million and $24 million, respectively, recorded in the Consolidated Statements of Income for the three months ended March 31, 2017.

Financial Instruments

In January 2016, the FASB issued revised accounting guidance for the recognition, measurement, presentation and disclosure of financial instruments. The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2018 and the Companies adopted the standard using the modified retrospective method. Upon adoption of this guidance for equity securities held at January 1, 2018, Dominion Energy and Virginia Power recorded the cumulative-effect of a change in accounting principle to reclassify net unrealized gains from AOCI to retained earnings and to recognize equity securities previously categorized as cost method investments at fair value (using NAV) in nuclear decommissioning trust funds in the Consolidated Balance Sheets and a cumulative-effect adjustment to retained earnings. Dominion Energy and Virginia Power reclassified approximately $1.1 billion ($734 million after-tax) and $119 million ($73 million after-tax), respectively, of net unrealized gains from AOCI to retained earnings. Dominion Energy and Virginia Power also recorded approximately $36 million ($22 million after-tax) in net unrealized gains on equity securities previously classified as cost method investments, of which $3 million was recorded to retained earnings and $33 million was recorded to regulatory liabilities for net unrealized gains subject to cost-based regulation. As a result of adopting this revised accounting guidance, for the three months ended March 31, 2018, Dominion Energy and Virginia Power recorded $47 million ($38 million after-tax) and $8 million ($6 million after-tax), respectively, of unrealized losses on equity securities, net of regulatory deferrals, in other income in the Consolidated Statements of Income, resulting in a $0.06 loss per share at Dominion Energy.

Derecognition and Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued revised accounting guidance clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2018, and the Companies adopted the standard using the modified retrospective method. Upon adoption of the standard, Dominion Energy recorded the cumulative-effect of a change in accounting principle to reclassify $127 million from noncontrolling interests to common stock related to the sale of a noncontrolling interest in certain merchant solar projects completed in December 2015 and January 2016.

Net Periodic Pension and Other Postretirement Benefit Costs

In March 2017, the FASB issued revised accounting guidance for the presentation of net periodic pension and other postretirement benefit costs. The update requires that the service cost component of net periodic pension and other postretirement benefit costs be classified in the same line item as other compensation costs arising from services rendered by employees, while other components of net periodic pension and other postretirement costs are classified outside of income from operations. In addition, only the service cost component remains eligible for capitalization during construction. These changes do not impact the accounting by participants in a multi-employer plan.

This guidance became effective for the Companies beginning January 1, 2018 with a retrospective adoption for income statement presentation and a prospective adoption for capitalization. Dominion Energy’s and Dominion Energy Gas’ Consolidated Statements of Income for the three months ended March 31, 2017 have been recast to reflect retrospective adoption for the presentation of the non-service cost component of net periodic pension and other postretirement benefit costs. Previously, the non-service cost component for Dominion Energy and Dominion Energy Gas was reflected in other operations and maintenance in the Consolidated Statements of Income, along with the service cost component of net periodic pension and other postretirement benefit costs. Subsequent to the adoption of this guidance, the non-service cost component of net periodic pension and other postretirement benefit costs is recorded in other income in the Consolidated Statements of Income. As previously reported, Dominion Energy’s operations and maintenance expense and other income were $738 million and $116 million, respectively, and Dominion Energy Gas’ other operations and maintenance expense and other income were $133 million and $5 million, respectively.

Tax Reform

In February 2018, the FASB issued revised accounting guidance to provide clarification on the application of the 2017 Tax Reform Act for balances recorded within AOCI. The revised guidance provides for stranded amounts within AOCI from the impacts of the 2017 Tax Reform Act to be reclassified to retained earnings. The Companies adopted this guidance for interim and annual reporting periods beginning January 1, 2018 on a prospective basis. In connection with the adoption of this guidance, Dominion Energy reclassified a benefit of $289 million from AOCI to retained earnings, Virginia Power reclassified a benefit of $3 million from AOCI to retained earnings and Dominion Energy Gas reclassified a benefit of $26 million from AOCI to membership interests. The amounts reclassified reflect the reduction in the federal income tax rate, and the federal benefit of state income taxes, on the components of the Companies’ AOCI.

Note 3. Acquisitions and Dispositions

Dominion Energy

Proposed Acquisition of SCANA

Under the terms of the SCANA Merger Agreement announced in January 2018, Dominion Energy has agreed to issue 0.6690 shares of Dominion Energy common stock for each share of SCANA common stock upon closing. In addition, Dominion Energy will provide the financial support for SCE&G to make a $1.3 billion up-front, one-time rate credit to all current electric service customers of SCE&G to be paid within 90 days of closing and a $575 million refund along with the benefit of the 2017 Tax Reform Act resulting in an approximate 7% reduction to SCE&G electric service customers’ bills over an eight-year period as well as the exclusions from rate recovery of approximately $1.7 billion of costs related to the V.C. Summer Units 2 and 3 new nuclear development project and approximately $180 million to purchase the Columbia Energy Center power station. In addition, SCANA’s debt, which currently totals approximately $7.0 billion, is expected to remain outstanding.

The transaction requires approval of SCANA’s shareholders, FERC, applicable state commissions and the NRC and clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act. In January 2018, SCANA and Dominion Energy filed for review and approval from the South Carolina Public Service Commission, the North Carolina Utilities Commission, the Georgia Public Service Commission and the NRC. In February 2018, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act. Also in February 2018, Dominion Energy and SCANA filed for review and approval by FERC. In March 2018, the Georgia Public Service Commission approved the proposed merger. Dominion Energy is not required to accept an order by the South Carolina Public Service Commission approving Dominion Energy’s merger with SCANA if such order contains any material change to the terms, conditions or undertakings set forth in the cost recovery plan related to the V.C. Summer Units 2 and 3 new nuclear development project or any significant changes to the economic value of the cost recovery plan. In addition, the SCANA Merger Agreement provides that Dominion Energy will have the right to refuse to close the merger if there shall have occurred any substantive change in the Base Load Review Act or other laws governing South Carolina public utilities which has or would reasonably be expected to have an adverse effect on SCE&G. The SCANA Merger Agreement contains certain termination rights for both Dominion Energy and SCANA, and provides that, upon termination of the SCANA Merger Agreement under specified circumstances, Dominion Energy would be required to pay a termination fee of $280 million to SCANA and SCANA would be required to pay Dominion Energy a termination fee of $240 million. Subject to receipt of SCANA shareholder and any required regulatory approvals and meeting closing conditions, Dominion Energy targets closing by the end of 2018.

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

In September 2016, Dominion Energy entered into an agreement to acquire 100% of the equity interests of a solar project in Virginia from Community Energy Solar, LLC for cash consideration. In February 2017, Dominion Energy closed on the acquisition for $29 million, all of which was allocated to property, plant and equipment. The facility commenced commercial operations in December 2017, at a cost of $205 million, including the initial acquisition cost, and generates approximately 100 MW.

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

Note 4. Operating Revenue

The Companies’ operating revenue, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, consists of the following:

Three Months Ended March 31,
2018
(millions)
Dominion Energy
Regulated electric sales:
Residential	$817
Commercial	524
Industrial	107
Government and other retail	213
Wholesale	42
Nonregulated electric sales	418
Regulated gas sales:
Residential	364
Commercial	103
Other	10
Nonregulated gas sales	88
Regulated gas transportation and storage:
FERC-regulated	262
State-regulated	190
Other regulated revenues	50
Other nonregulated revenues(1)(2)	136
Total operating revenue from contracts with customers	3,324
Other revenues	142
Total operating revenue	$3,466
Virginia Power
Regulated electric sales:
Residential	$817
Commercial	524
Industrial	107
Government and other retail	213
Wholesale	42
Other regulated revenues	32
Other nonregulated revenues(1)	13
Total operating revenue from contracts with customers	$1,748
Dominion Energy Gas
Regulated gas sales:
Residential	$29
Other	7
Nonregulated gas sales(1)	2
Regulated gas transportation and storage:
FERC-regulated(1)	199
State-regulated(1)	180
NGL revenue(1)(2)	54
Management service revenue(1)	47
Other regulated revenues(1)	8
Other nonregulated revenues(1)	2
Total operating revenue from contracts with customers	528
Other revenues(1)	(2)
Total operating revenue	$526

(1)	See Notes 10 and 18 for amounts attributable to related parties and affiliates.
(2)	Amounts above include $30 million and $26 million of NGL sales at Dominion Energy and Dominion Energy Gas, respectively, which are considered to be goods transferred at a point in time.

The table below discloses the aggregate amount of the transaction price allocated to fixed-price performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period and when the Companies expect to recognize this revenue. These revenues relate to contracts containing fixed prices where the Companies will earn the associated revenue over time as they stand ready to perform services provided. This disclosure does not include revenue related to performance obligations that are part of a contract with original durations of one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Companies elect to recognize revenue in the amount they have a right to invoice.

Revenue expected to be recognized on multi-year contracts in place at March 31, 2018	2018	2019	2020	2021	2022	Thereafter	Total
(millions)
Dominion Energy	$1,251	$1,709	$1,593	$1,474	$1,327	$14,686	$22,040
Virginia Power	16	21	3	1	—	—	41
Dominion Energy Gas	479	632	562	473	379	2,084	4,609

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to a customer. At March 31, 2018 and December 31, 2017, Dominion Energy’s contract asset balances were $48 million and $46 million, respectively. Dominion Energy Gas’ contract asset balances were $66 million at both March 31, 2018 and December 31, 2017. Dominion Energy and Dominion Energy Gas’ contract assets are recorded in other deferred charges and other assets in the Consolidated Balance Sheets. Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At March 31, 2018 and December 31, 2017, Dominion Energy’s contract liability balances were $92 million and $132 million, respectively. At March 31, 2018 and December 31, 2017, Virginia Power’s contract liability balances were $48 million and $50 million, respectively. At March 31, 2018 and December 31, 2017, Dominion Energy Gas’ contract liability balances were $14 million and $41 million, respectively. During the first quarter of 2018, Dominion Energy, Virginia Power and Dominion Energy Gas recognized revenue of $116 million, $50 million and $40 million, respectively, from the beginning contract liability balances as the Companies fulfilled their obligations to provide service to their customers. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

The Companies’ operating revenue, prior to the adoption of revised guidance for revenue recognition from contracts with customers, consisted of the following:

Three Months Ended March 31,
2017
(millions)
Dominion Energy
Electric sales:
Regulated	$1,766
Nonregulated	427
Gas sales:
Regulated	448
Nonregulated	144
Gas transportation and storage	492
Other	107
Total operating revenue	$3,384
Virginia Power
Regulated electric sales	$1,766
Other	65
Total operating revenue	$1,831
Dominion Energy Gas
Gas sales:
Regulated	$32
Nonregulated	2
Gas transportation and storage	396
Other	60
Total operating revenue	$490

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies' effective income tax rate as follows:

	Dominion Energy		Virginia Power		Dominion Energy Gas
Three Months Ended March 31,	2018	2017	2018	2017	2018	2017
U.S. statutory rate	21.0%	35.0%	21.0%	35.0%	21.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.1	2.8	4.5	3.8	4.3	0.3
Investment tax credits	(0.5)	(4.2)	(0.9)	(0.8)	—	—
Production tax credits	(0.6)	(0.8)	(0.7)	(0.6)	—	—
Reversal of excess deferred income taxes	(1.4)	—	(2.0)	—	(1.0)	—
Other, net	(2.1)	(3.8)	(0.3)	(0.6)	(0.4)	(0.6)
Effective tax rate	20.5%	29.0%	21.6%	36.8%	23.9%	34.7%

The 2017 Tax Reform Act reduced the statutory federal income tax rate to 21% beginning in January 2018. Accordingly, current income taxes, and deferred income taxes that originate in 2018, are being recorded at the new 21% rate.  For the Companies’ rate-regulated entities, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%.  For the three months ended March 31, 2018, the Companies have recorded an estimate of the portion of excess deferred income tax amortization expected to occur in 2018.  The reversal of these excess deferred income taxes will impact the effective tax rate, and may ultimately impact rates charged to customers. As described in Note 13 to the Consolidated Financial Statements, the Companies decreased revenue and increased regulatory liabilities to offset these deferred tax impacts in accordance with applicable regulatory commission orders or formula rate mechanisms.

Beginning in 2018, the 2017 Tax Reform Act limits the deductibility of interest expense to 30% of adjusted taxable income for certain businesses, with any disallowed interest carried forward indefinitely. Subject to additional guidance in yet to be issued regulations, the Companies expect interest expense to be deductible in 2018.

The Companies continue to evaluate the changes in accelerated depreciation for income tax purposes and state conformity to the provisions of the 2017 Tax Reform Act. As of March 31, 2018, there have been no changes to the provisional amounts recorded at December 31, 2017. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the impacts of the 2017 Tax Reform Act.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017
(millions, except EPS)
Net income attributable to Dominion Energy	$503	$632
Average shares of common stock outstanding – Basic	650.5	628.1
Net effect of dilutive securities	—	—
Average shares of common stock outstanding – Diluted	650.5	628.1
Earnings Per Common Share – Basic	$0.77	$1.01
Earnings Per Common Share – Diluted	$0.77	$1.01

The 2014 Equity Units are potentially dilutive securities, but were excluded from the calculation of diluted EPS for the three months ended March 31, 2017, as the diluted stock price threshold was not met. The 2016 Equity Units are potentially dilutive securities, but were excluded from the calculation of diluted EPS for the three months ended March 31, 2018 and 2017, as the dilutive stock price threshold was not met. The Dominion Energy Midstream convertible preferred units are potentially dilutive securities but had no effect on the calculation of diluted EPS for the three months ended March 31, 2018 and 2017.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended March 31, 2018
Beginning balance	$(302)	$747	$(1,101)	$(3)	$(659)
Other comprehensive income before reclassifications: gains (losses)	111	(13)	—	—	98
Amounts reclassified from AOCI: losses(1)	8	1	25	—	34
Net current period other comprehensive income (loss)	119	(12)	25	—	132
Cumulative-effect of changes in accounting principle	(64)	(732)	(227)	—	(1,023)
Less other comprehensive income attributable to noncontrolling interest	1	—	—	—	1
Ending balance	$(248)	$3	$(1,303)	$(3)	$(1,551)
Three Months Ended March 31, 2017
Beginning balance	$(280)	$569	$(1,082)	$(6)	$(799)
Other comprehensive income before reclassifications: gains	43	58	—	1	102
Amounts reclassified from AOCI: (gains) losses(1)	(23)	(28)	13	—	(38)
Net current period other comprehensive income	20	30	13	1	64
Ending balance	$(260)	$599	$(1,069)	$(5)	$(735)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$12	Operating revenue
	2	Purchased gas
	(7)	Electric fuel and other energy-related purchases
Interest rate contracts	12	Interest and related charges
Foreign currency contracts	(8)	Other income
Total	11
Tax	(3)	Income tax expense
Total, net of tax	$8
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$1	Other income
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	31	Other income
Total	26
Tax	(1)	Income tax expense
Total, net of tax	$25
Three Months Ended March 31, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(62)	Operating revenue
	(1)	Purchased gas
	1	Electric fuel and other energy-related purchases
Interest rate contracts	11	Interest and related charges
Foreign currency contracts	14	Other income
Total	(37)
Tax	14	Income tax expense
Total, net of tax	$(23)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(53)	Other income
Impairment	9	Other income
Total	(44)
Tax	16	Income tax expense
Total, net of tax	$(28)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(4)	Other income
Amortization of actuarial losses	25	Other income
Total	21
Tax	(8)	Income tax expense
Total, net of tax	$13

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended March 31, 2018
Beginning balance	$(12)	$74	$62
Other comprehensive income before reclassifications: gains (losses)	5	—	5
Amounts reclassified from AOCI: (gains) losses	—	—	—
Net current period other comprehensive income (loss)	5	—	5
Cumulative-effect of changes in accounting principle	(3)	(73)	(76)
Ending balance	$(10)	$1	$(9)
Three Months Ended March 31, 2017
Beginning balance	$(8)	$54	$46
Other comprehensive income before reclassifications: gains	—	7	7
Amounts reclassified from AOCI: (gains)(1)	—	(3)	(3)
Net current period other comprehensive income	—	4	4
Ending balance	$(8)	$58	$50

(1)	See table below for details about these reclassifications.

The following table presents Virginia Power’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2017
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(6)	Other income
Impairment	1	Other income
Total	(5)
Tax	2	Income tax expense
Total, net of tax	$(3)

Dominion Energy Gas

The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension costs	Total
(millions)
Three Months Ended March 31, 2018
Beginning balance	$(23)	$(75)	$(98)
Other comprehensive income before reclassifications: gains	13	—	13
Amounts reclassified from AOCI: (gains) losses(1)	(3)	1	(2)
Net current period other comprehensive income	10	1	11
Cumulative-effect of changes in accounting principle	(5)	(21)	(26)
Ending balance	$(18)	$(95)	$(113)
Three Months Ended March 31, 2017
Beginning balance	$(24)	$(99)	$(123)
Other comprehensive income before reclassifications: losses	(9)	—	(9)
Amounts reclassified from AOCI: losses(1)	11	—	11
Net current period other comprehensive income	2	—	2
Ending balance	$(22)	$(99)	$(121)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy Gas' reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$3	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	(8)	Other income
Total	(4)
Tax	1	Income tax expense
Total, net of tax	$(3)
Unrecognized pension costs:
Actuarial losses	$2	Other income
Total	2
Tax	(1)	Income tax expense
Total, net of tax	$1
Three Months Ended March 31, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$3	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	14	Other income
Total	18
Tax	(7)	Income tax expense
Total, net of tax	$11
Unrecognized pension costs:
Actuarial losses	$1	Other income
Total	1
Tax	(1)	Income tax expense
Total, net of tax	$—

Note 8. Fair Value Measurements

The Companies' fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017. See Note 9 in this report for further information about the Companies' derivatives and hedge accounting activities.

The Companies enter into certain physical and financial forwards, futures, options and swaps, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards, futures, and swaps contracts. An option model is used to value Level 3 physical options. The discounted cash flow model for forwards, futures, and swaps calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices, and volumes. For Level 3 fair value measurements, certain forward market prices and implied price volatilities are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents Dominion Energy's quantitative information about Level 3 fair value measurements at March 31, 2018.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$83	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	—
FTRs	9	Discounted cash flow	Market price (per MWh)	(3)	(1) - 6	1
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	2 - 6	3
			Price volatility	(4)	14% - 29%	23%
Electricity	29	Option model	Market price (per MWh)	(3)	23 - 49	35
			Price volatility	(4)	7% - 63%	27%
Total assets	$122
Liabilities
Financial forwards:
FTRs	$2	Discounted cash flow	Market price (per MWh)	(3)	(5) - 6	—
Total liabilities	$2
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2018
Assets
Derivatives:
Commodity	$—	$34	$122	$156
Interest rate	—	44	—	44
Foreign currency	—	44	—	44
Investments(1):
Equity securities:
U.S.	3,435	—	—	3,435
Fixed income securities:
Corporate debt instruments	—	445	—	445
Government securities	302	811	—	1,113
Cash equivalents and other	12	—	—	12
Total assets	$3,749	$1,378	$122	$5,249
Liabilities
Derivatives:
Commodity	$—	$29	$2	$31
Interest rate	—	58	—	58
Foreign currency	—	1	—	1
Total liabilities	$—	$88	$2	$90
At December 31, 2017
Assets
Derivatives:
Commodity	$—	$101	$157	$258
Interest rate	—	17	—	17
Foreign currency	—	32	—	32
Investments(1):
Equity securities:
U.S.	3,493	—	—	3,493
Fixed income securities:
Corporate debt instruments	—	444	—	444
Government securities	307	794	—	1,101
Cash equivalents and other	34	—	—	34
Total assets	$3,834	$1,388	$157	$5,379
Liabilities
Derivatives:
Commodity	$—	$190	$7	$197
Interest rate	—	85	—	85
Foreign currency	—	2	—	2
Total liabilities	$—	$277	$7	$284
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $195 million and $88 million of assets at March 31, 2018 and December 31, 2017, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended
	March 31,
	2018	2017
(millions)
Beginning balance	$150	$139
Total realized and unrealized gains (losses):
Included in earnings	(18)	(15)
Included in other comprehensive income	1	—
Included in regulatory assets/liabilities	(21)	(9)
Settlements	7	12
Transfers out of Level 3	1	3
Ending balance	$120	$130

The following table presents Dominion Energy’s classification of gains and losses included in earnings in the Level 3 fair value category. The unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date were not material for the three months ended March 31, 2018 and 2017.

	Operating Revenue	Electric Fuel and Other Energy-Related Purchases	Total
(millions)
Three Months Ended March 31, 2018
Total gains (losses) included in earnings	$(1)	$(17)	$(18)
Three Months Ended March 31, 2017
Total gains (losses) included in earnings	$—	$(15)	$(15)

Virginia Power

The following table presents Virginia Power's quantitative information about Level 3 fair value measurements at March 31, 2018.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$81	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	8	Discounted cash flow	Market price (per MWh)	(3)	(1) - 6	1
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	2 - 6	3
			Price volatility	(4)	14% - 29%	23%
Electricity	29	Option model	Market price (per MWh)	(3)	23 - 49	35
			Price volatility	(4)	7% - 63%	27%
Total assets	$119
Liabilities
Financial forwards:
FTRs	$2	Discounted cash flow	Market price (per MWh)	(3)	(5) - 6	—
Total liabilities	$2
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2018
Assets
Derivatives:
Commodity	$—	$4	$119	$123
Interest rate	—	6	—	6
Investments(1):
Equity securities:
U.S.	1,539	—	—	1,539
Fixed income securities:
Corporate debt instruments	—	221	—	221
Government securities	173	327	—	500
Cash equivalents and other	3	—	—	3
Total assets	$1,715	$558	$119	$2,392
Liabilities
Derivatives:
Commodity	$—	$7	$2	$9
Interest rate	—	14	—	14
Total liabilities	$—	$21	$2	$23
At December 31, 2017
Assets
Derivatives:
Commodity	$—	$14	$152	$166
Investments(1):
Equity securities:
U.S.	1,566	—	—	1,566
Fixed income securities:
Corporate debt instruments	—	224	—	224
Government securities	168	326	—	494
Cash equivalents and other	16	—	—	16
Total assets	$1,750	$564	$152	$2,466
Liabilities
Derivatives:
Commodity	$—	$4	$5	$9
Interest rate	—	57	—	57
Total liabilities	$—	$61	$5	$66
(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $135 million and $27 million of assets at March 31, 2018  and December 31, 2017, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended
	March 31,
	2018	2017
(millions)
Beginning balance	$147	$143
Total realized and unrealized losses:
Included in earnings	(17)	(15)
Included in regulatory assets/liabilities	(19)	(8)
Settlements	6	12
Ending balance	$117	$132

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power's Consolidated Statements of Income for the three months ended March 31, 2018 and 2017. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2018 and 2017.

Dominion Energy Gas

The following table presents Dominion Energy Gas' assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2018
Assets
Foreign currency	$—	$44	$—	$44
Total assets	$—	$44	$—	$44
Liabilities
Foreign currency	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1
At December 31, 2017
Assets
Foreign currency	$—	$32	$—	$32
Total assets	$—	$32	$—	$32
Liabilities
Commodity	$—	$4	$2	$6
Foreign currency	—	2	—	2
Total liabilities	$—	$6	$2	$8

The following table presents the net change in Dominion Energy Gas' assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended
	March 31,
	2018	2017
(millions)
Beginning balance	$(2)	$(2)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	1	(1)
Transfers out of Level 3	1	3
Ending balance	$—	$—

There were no gains or losses included in earnings in the Level 3 fair value category for the three months ended March 31, 2018 and 2017. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2018 and 2017.

Fair Value of Financial Instruments

Substantially all of the Companies' financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, restricted cash and equivalents, customer and other receivables, affiliated receivables, short-term debt, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For the Companies' financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt, including securities due within one year(2)	$29,362	$31,044	$28,666	$31,233
Junior subordinated notes(3)	3,980	4,017	3,981	4,102
Remarketable subordinated notes(3)	1,381	1,299	1,379	1,446
Virginia Power
Long-term debt, including securities due within one year(3)	$11,690	$12,702	$11,346	$12,842
Dominion Energy Gas
Long-term debt, including securities due within one year(4)	$3,579	$3,657	$3,570	$3,719
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments. At March 31, 2018 and December 31, 2017, includes the valuation of certain fair value hedges associated with fixed rate debt of $(54) million and $(22) million, respectively.

(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.
(4)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments.

Note 9. Derivatives and Hedge Accounting Activities

The Companies' accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Companies' Consolidated Balance Sheets. Dominion Energy's derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Virginia Power's and Dominion Energy Gas' derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities.  Certain accounts receivable and accounts payable recognized on the Companies' Consolidated Balance Sheets, as well as letters of credit and other forms of security, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure. See Note 17 for further information regarding credit-related contingent features for the Companies’ derivative instruments.

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy's derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	March 31, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$132	$—	$132	$174	$—	$174
Exchange	20	—	20	80	—	80
Interest rate contracts:
Over-the-counter	44	—	44	17	—	17
Foreign currency contracts:
Over-the-counter	44	—	44	32	—	32
Total derivatives, subject to a master netting or similar arrangement	240	—	240	303	—	303
Total derivatives, not subject to a master netting or similar arrangement	4	—	4	4	—	4
Total	$244	$—	$244	$307	$—	$307

	March 31, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$132	$5	$—	$127	$174	$9	$—	$165
Exchange	20	19	—	1	80	80	—	—
Interest rate contracts:
Over-the-counter	44	9	—	35	17	8	—	9
Foreign currency contracts:
Over-the-counter	44	1	—	43	32	2	—	30
Total	$240	$34	$—	$206	$303	$99	$—	$204

	March 31, 2018			December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$12	$—	$12	$76	$—	$76
Exchange	19	—	19	120	—	120
Interest rate contracts:
Over-the-counter	58	—	58	85	—	85
Foreign currency contracts:
Over-the-counter	1	—	1	2	—	2
Total derivatives, subject to a master netting or similar arrangement	90	—	90	283	—	283
Total derivatives, not subject to a master netting or similar arrangement	—	—	—	1	—	1
Total	$90	$—	$90	$284	$—	$284

		March 31, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$12	$5	$—	$7	$76	$9	$6	$61
Exchange	19	19	—	—	120	80	40	—
Interest rate contracts:
Over-the-counter	58	9	—	49	85	8	—	77
Foreign currency contracts:
Over-the-counter	1	1	—	—	2	2	—	—
Total	$90	$34	$—	$56	$283	$99	$46	$138

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at March 31, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	70	24
Basis	233	600
Electricity (MWh):
Fixed price(1)	9,637,759	919,920
FTRs	19,630,088	—
Liquids (Gal)(2)	60,630,000	—
Interest rate(3)	$1,400,000,000	$4,790,445,562
Foreign currency(3)(4)	$—	$280,000,000
(1)	Includes options.
(2)	Includes NGLs and oil.
(3)	Maturity is determined based on final settlement period.
(4)	Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three months ended March 31, 2018 and 2017, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at March 31, 2018:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(3)	$(2)	31 months
Electricity	6	5	20 months
Interest rate	(262)	(10)	381 months
Foreign currency	11	(1)	99 months
Total	$(248)	$(8)

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
(millions)
March 31, 2018
ASSETS
Current Assets
Commodity	$17	$61	$78
Interest rate	16	—	16
Total current derivative assets(1)	33	61	94
Noncurrent Assets
Commodity	1	77	78
Interest rate	28	—	28
Foreign currency	44	—	44
Total noncurrent derivative assets(2)	73	77	150
Total derivative assets	$106	$138	$244
LIABILITIES
Current Liabilities
Commodity	$12	$17	$29
Interest rate	19	—	19
Foreign currency	1	—	1
Total current derivative liabilities(3)	32	17	49
Noncurrent Liabilities
Commodity	1	1	2
Interest rate	39	—	39
Total noncurrent derivative liabilities(4)	40	1	41
Total derivative liabilities	$72	$18	$90
December 31, 2017
ASSETS
Current Assets
Commodity	$5	$158	$163
Interest rate	6	—	6
Total current derivative assets(1)	11	158	169
Noncurrent Assets
Commodity	—	95	95
Interest rate	11	—	11
Foreign currency	32	—	32
Total noncurrent derivative assets(2)	43	95	138
Total derivative assets	$54	$253	$307
LIABILITIES
Current Liabilities
Commodity	103	92	195
Interest rate	53	—	53
Foreign currency	2	—	2
Total current derivative liabilities(3)	158	92	250
Noncurrent Liabilities
Commodity	1	1	2
Interest rate	32	—	32
Total noncurrent derivative liabilities(4)	33	1	34
Total derivative liabilities	$191	$93	$284
(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.

(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy's Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(12)
Purchased gas		(2)
Electric fuel and other energy-related purchases		7
Total commodity	$97	$(7)	$—
Interest rate(3)	38	(12)	68
Foreign currency(4)	13	8	—
Total	$148	$(11)	$68
Three Months Ended March 31, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$62
Purchased gas		1
Electric fuel and other energy-related purchases		(1)
Total commodity	$87	$62	$—
Interest rate(3)	1	(11)	8
Foreign currency(4)	(18)	(14)	—
Total	$70	$37	$8
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended
		March 31,
	2018		2017
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$6		$4
Purchased gas	—		16
Electric fuel and other energy-related purchases	(13)		(23)
Other operations & maintenance	—		(1)
Total	$(7)		$(4)
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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power's derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	March 31, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$118	$—	$118	$155	$—	$155
Interest rate contracts:
Over-the-counter	6	—	6	—	—	—
Total derivatives, subject to a master netting or similar arrangement	124	—	124	155	—	155
Total derivatives, not subject to a master netting or similar arrangement	5	—	5	11	—	11
Total	$129	$—	$129	$166	$—	$166

		March 31, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$118	$2	$—	$116	$155	$4	$—	$151
Interest rate contracts:
Over-the-counter	6	3	—	3	—	—	—	—
Total	$124	$5	$—	$119	$155	$4	$—	$151

	March 31, 2018			December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$2	$—	$2	$4	$—	$4
Interest rate contracts:
Over-the-counter	14	—	14	57	—	57
Total derivatives, subject to a master netting or similar arrangement	16	—	16	61	—	61
Total derivatives, not subject to a master netting or similar arrangement	7	—	7	5	—	5
Total	$23	$—	$23	$66	$—	$66

		March 31, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$2	$2	$—	$—	$4	$4	$—	$—
Interest rate contracts:
Over-the-counter	14	3	—	11	57	—	—	57
Total	$16	$5	$—	$11	$61	$4	$—	$57

Volumes

The following table presents the volume of Virginia Power’s derivative activity at March 31, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	21	4
Basis	132	532
Electricity (MWh):
Fixed price(1)	1,445,264	—
FTRs	17,179,279	—
Interest rate(2)	$600,000,000	$900,000,000
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three months ended March 31, 2018 and 2017, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at March 31, 2018:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(10)	$(1)	381 months
Total	$(10)	$(1)

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
(millions)
March 31, 2018
ASSETS
Current Assets
Commodity	$—	$48	$48
Interest rate	2	—	2
Total current derivative assets(1)	2	48	50
Noncurrent Assets
Commodity	—	75	75
Interest rate	4	—	4
Total noncurrent derivative assets(2)	4	75	79
Total derivative assets	$6	$123	$129
LIABILITIES
Current Liabilities
Commodity	$—	$9	$9
Interest rate	11	—	11
Total current derivative liabilities(3)	11	9	20
Noncurrent Liabilities
Interest rate	3	—	3
Total noncurrent derivatives liabilities (4)	3	—	3
Total derivative liabilities	$14	$9	$23
December 31, 2017
ASSETS
Current Assets
Commodity	$—	$75	$75
Total current derivative assets(1)	—	75	75
Noncurrent Assets
Commodity	—	91	91
Total noncurrent derivative assets(2)	—	91	91
Total derivative assets	$—	$166	$166
LIABILITIES
Current Liabilities
Commodity	$—	$9	$9
Interest rate	44	—	44
Total current derivative liabilities(3)	44	9	53
Noncurrent Liabilities
Interest rate	13	—	13
Total noncurrent derivatives liabilities (4)	13	—	13
Total derivative liabilities	$57	$9	$66
(1)	Current derivative assets are presented in other current assets in Virginia Power's Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power's Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power's Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power's derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$7	$—	$68
Total	$7	$—	$68
Three Months Ended March 31, 2017
Derivative type and location of gains (losses):
Interest rate(3)	$—	$—	$8
Total	$—	$—	$8
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended
		March 31,
	2018		2017
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$—		$(17)
Total	$—		$(17)
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

	March 31, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Foreign currency contracts:
Over-the-counter	$44	$—	$44	$32	$—	$32
Total derivatives, subject to a master netting or similar arrangement	$44	$—	$44	$32	$—	$32

		March 31, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Foreign currency contracts:
Over-the-counter	$44	$1	$—	$43	$32	$2	$—	$30
Total	$44	$1	$—	$43	$32	$2	$—	$30

	March 31, 2018			December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$—	$—	$—	$6	$—	$6
Foreign currency contracts:
Over-the-counter	1	—	1	2	—	2
Total derivatives, subject to a master netting or similar arrangement	$1	$—	$1	$8	$—	$8

		March 31, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts
Over-the-counter	$—	$—	$—	$—	$6	$—	$—	$6
Foreign currency contracts:
Over-the-counter	1	1	—	—	2	2	—	—
Total	$1	$1	$—	$—	$8	$2	$—	$6
Volumes

The following table presents the volume of Dominion Energy Gas' derivative activity at March 31, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
NGLs (Gal)	55,254,000	—
Foreign currency(1)	$—	$280,000,000
(1)	Maturity is determined based on final settlement period. Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three months ended March 31, 2018 and 2017, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas' Consolidated Balance Sheet at March 31, 2018:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	(29)	(3)	321 months
Foreign currency	11	(1)	99 months
Total	$(18)	$(4)

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
(millions)
March 31, 2018
ASSETS
Noncurrent Assets
Foreign currency	$44	$—	$44
Total noncurrent derivative assets(1)	44	—	44
Total derivative assets	$44	$—	$44
LIABILITIES
Current Liabilities
Foreign currency	$1	$—	$1
Total current derivative liabilities(2)	1	—	1
Total derivative liabilities	$1	$—	$1
December 31, 2017
ASSETS
Noncurrent Assets
Foreign currency	$32	$—	$32
Total noncurrent derivative assets(1)	32	—	32
Total derivative assets	$32	$—	$32
LIABILITIES
Current Liabilities
Commodity	$6	$—	$6
Foreign currency	2	—	2
Total current derivative liabilities(2)	8	—	8
Total derivative liabilities	$8	$—	$8

(1)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas' Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Gas' derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended March 31, 2018
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(3)
Total commodity	$4	$(3)
Interest rate(2)	—	(1)
Foreign currency(3)	13	8
Total	$17	$4
Three Months Ended March 31, 2017
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(3)
Total commodity	$2	$(3)
Interest rate(2)	—	(1)
Foreign currency(3)	(18)	(14)
Total	$(16)	$(18)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas' Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Gas' Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Energy Gas' Consolidated Statements of Income are classified in other income.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and debt securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $114 million and $112 million at March 31, 2018 and December 31, 2017, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and debt securities, cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
March 31, 2018
Equity securities:(1)
U.S.	$1,676	$1,824	$(15)		$3,485
Fixed income securities:(2)
Corporate debt instruments	442	9	(6)		445
Government securities	1,061	17	(12)		1,066
Common/collective trust funds	56	—	—		56
Cash equivalents and other(4)	8	—	—		8
Total	$3,243	$1,850	$(33)	(3)	$5,060
December 31, 2017
Equity securities:(2)
U.S.	$1,569	$1,857	$—		$3,426
Fixed income securities:(2)
Corporate debt instruments	430	15	(1)		444
Government securities	1,039	27	(5)		1,061
Common/collective trust funds	60	—	—		60
Cost method investments	68	—	—		68
Cash equivalents and other(4)	34	—	—		34
Total	$3,200	$1,899	$(6)	(3)	$5,093
(1)

Effective January 2018, unrealized gains and losses on equity securities, including those previously classified as cost method investments, are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

(2)	Unrealized gains and losses on equity securities (for 2017) and fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(3)	The fair value of securities in an unrealized loss position was $1.1 billion and $565 million at March 31, 2018 and December 31, 2017, respectively.
(4)	Includes pending sales of securities of $3 million and $5 million at March 31, 2018 and December 31, 2017, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

March 31, 2018
(millions)
Net losses recognized during the period	$(65)
Less: Net gains recognized during the period on securities sold during the period	(19)
Unrealized losses recognized during the period on securities still held at March 31, 2018(1)	$(84)
(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Dominion Energy’s debt securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2018 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$165
Due after one year through five years	375
Due after five years through ten years	375
Due after ten years	652
Total	$1,567

Presented below is selected information regarding Dominion Energy’s equity and debt securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2018	2017
(millions)
Proceeds from sales	$419	$756
Realized gains(1)	36	94
Realized losses(1)	19	20
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Dominion Energy were not material for the three months ended March 31, 2018 and 2017.

Virginia Power

Virginia Power holds equity and debt securities, cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
March 31, 2018
Equity securities:(1)
U.S.	$828	$829	$(9)		$1,648
Fixed income securities:(2)
Corporate debt instruments	219	4	(2)		221
Government securities	496	8	(5)		499
Common/collective trust funds	25	—	—		25
Cash equivalents and other(4)	7	—	—		7
Total	$1,575	$841	$(16)	(3)	$2,400
December 31, 2017
Equity securities:(2)
U.S.	$734	$831	$—		$1,565
Fixed income securities:(2)
Corporate debt instruments	216	8	—		224
Government securities	482	13	(2)		493
Common/collective trust funds	27	—	—		27
Cost method investments	68	—	—		68
Cash equivalents and other(4)	22	—	—		22
Total	$1,549	$852	$(2)	(3)	$2,399
(1)

Effective January 2018, unrealized gains and losses on equity securities, including those previously classified as cost method investments, are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

(2)	Unrealized gains and losses on equity securities (for 2017) and fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(3)	The fair value of securities in an unrealized loss position was $510 million and $234 million at March 31, 2018 and December 31, 2017, respectively.
(4)	Includes pending sales of securities of $4 million and $6 million at March 31, 2018 and December 31, 2017, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

March 31, 2018
(millions)
Net losses recognized during the period	$(32)
Less: Net gains recognized during the period on securities sold during the period	(15)
Unrealized losses recognized during the period on securities still held at March 31, 2018(1)	$(47)
(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Virginia Power’s debt securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2018 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$43
Due after one year through five years	155
Due after five years through ten years	208
Due after ten years	339
Total	$745

Presented below is selected information regarding Virginia Power’s equity and debt securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2018	2017
(millions)
Proceeds from sales	$218	$330
Realized gains(1)	18	45
Realized losses(1)	5	10
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Virginia Power were not material for the three months ended March 31, 2018 and 2017.

Equity Method Investments

Dominion Energy

Atlantic Coast Pipeline

Dominion Energy contributed $78 million and $117 million during the three months ended March 31, 2018 and 2017, respectively, to Atlantic Coast Pipeline.

DETI provides services to Atlantic Coast Pipeline which totaled $46 million and $31 million for the three months ended March 31, 2018 and 2017, respectively, included in operating revenue in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income. Amounts receivable related to these services were $17 million and $12 million at March 31, 2018 and December 31, 2017, respectively, composed entirely of accrued unbilled revenue, included in other receivables in Dominion Energy’s and Dominion Energy Gas’ Consolidated Balance Sheets.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under its credit facility. See Note 16 for more information.

NedPower

Dominion Energy has a liability of $9 million and $17 million recorded to other deferred credits and other liabilities on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively, relating to its commitment to provide further financial support for NedPower.

Dominion Energy Gas

Iroquois

Dominion Energy Gas' equity earnings totaled $9 million and $7 million for the three months ended March 31, 2018 and 2017, respectively. Dominion Energy Gas received distributions of $7 million and $6 million for the three months ended March 31, 2018 and 2017, respectively.  At March 31, 2018 and December 31, 2017, the carrying amount of Dominion Energy Gas' investment of $97 million and $95 million, respectively, exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized.

Note 11. Property, Plant and Equipment

Virginia Power

Assignment of Tower Rental Portfolio

Virginia Power rents space on certain of its electric transmission towers to various wireless carriers for communications antennas and other equipment. In March 2017, Virginia Power sold its rental portfolio to Vertical Bridge Towers II, LLC for $91 million in cash. The proceeds are subject to Virginia Power's FERC-regulated tariff, under which it is required to return half of the proceeds to customers. Virginia Power recorded $2 million in operating revenue and $7 million in other income for the three months ended March 31, 2018 and 2017, respectively, with $33 million remaining to be recognized ratably through 2023.

Dominion Energy Gas

Assignment of Shale Development Rights

In November 2014, Dominion Energy Gas closed an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. In January 2018, Dominion Energy Gas and the natural gas producer closed on an amendment to the agreement, which included the conveyance of Dominion Energy Gas’ remaining 50% interest in approximately 18,000 acres and the elimination of Dominion Energy Gas’ overriding royalty interest in gas produced from all acreage. In February 2018, Dominion Energy Gas received proceeds of $28 million, resulting in an approximately $28 million ($20 million after-tax) gain recorded in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income.

In March 2018, Dominion Energy Gas closed an agreement with a natural gas producer to convey approximately 11,000 acres of Utica and Point Pleasant Shale development rights underneath one of its natural gas storage fields. The agreement provided for a payment to Dominion Energy Gas, subject to customary adjustments, of $16 million. In March 2018, Dominion Energy Gas received cash proceeds of $16 million associated with the conveyance of the acreage, resulting in a $16 million ($12 million after-tax) gain recorded in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2018	December 31, 2017
(millions)
Dominion Energy
Regulatory assets:
Deferred rate adjustment clause costs(1)	$78	$70
Deferred nuclear refueling outage costs(2)	57	54
Deferred cost of fuel used in electric generation(3)	16	23
Unrecovered gas costs(4)	5	38
Other	107	109
Regulatory assets-current(5)	263	294
Unrecognized pension and other postretirement benefit costs(6)	1,316	1,336
Deferred rate adjustment clause costs(1)	357	401
Deferred cost of fuel used in electric generation(3)	322	—
PJM transmission rates(7)	229	222
Utility reform legislation(8)	160	147
Derivatives(9)	157	223
Other	157	151
Regulatory assets-noncurrent	2,698	2,480
Total regulatory assets	$2,961	$2,774
Regulatory liabilities:
Reserve for rate credits to electric utility customers(10)	$200	$—
Provision for future cost of removal and AROs(11)	101	101
PIPP(12)	9	20
Other	98	72
Regulatory liabilities-current(13)	408	193
Income taxes refundable through future rates(14)	4,047	4,058
Provision for future cost of removal and AROs(11)	1,395	1,384
Nuclear decommissioning trust(15)	1,113	1,121
Cost-of-service impact of 2017 Tax Reform Act(16)	56	—
Other	366	353
Regulatory liabilities-noncurrent	6,977	6,916
Total regulatory liabilities	$7,385	$7,109
Virginia Power
Regulatory assets:
Deferred rate adjustment clause costs(1)	$75	$56
Deferred nuclear refueling outage costs(2)	57	54
Deferred cost of fuel used in electric generation(3)	16	23
Other	76	72
Regulatory assets-current(5)	224	205
Deferred cost of fuel used in electric generation(3)	322	—
Deferred rate adjustment clause costs(1)	255	312
PJM transmission rates(7)	229	222
Derivatives(9)	124	190
Other	79	86
Regulatory assets-noncurrent	1,009	810
Total regulatory assets	$1,233	$1,015
Regulatory liabilities:
Reserve for rate credits to customers(10)	$200	$—
Provision for future cost of removal(11)	80	80
Deferred cost of fuel used in electric generation(3)	4	8
Other	20	39
Regulatory liabilities-current	304	127
Income taxes refundable through future rates(14)	2,575	2,581

Nuclear decommissioning trust(15)	1,113	1,121
Provision for future cost of removal(11)	922	915
Derivatives(9)	63	69
Cost-of-service impact of 2017 Tax Reform Act(16)	39	—
Other	84	74
Regulatory liabilities-noncurrent	4,796	4,760
Total regulatory liabilities	$5,100	$4,887
Dominion Energy Gas
Regulatory assets:
Deferred rate adjustment clause costs(1)	$3	$14
Unrecovered gas costs(4)	—	8
Other	3	4
Regulatory assets-current(5)	6	26
Unrecognized pension and other postretirement benefit costs(6)	255	258
Utility reform legislation(8)	160	147
Deferred rate adjustment clause costs(1)	102	89
Other	23	17
Regulatory assets-noncurrent(17)	540	511
Total regulatory assets	$546	$537
Regulatory liabilities:
Provision for future cost of removal and AROs(11)	$13	$13
PIPP(12)	9	20
Other	20	5
Regulatory liabilities-current(13)	42	38
Income taxes refundable through future rates(14)	995	998
Provision for future cost of removal and AROs(15)	161	160
Cost-of-service impact of 2017 Tax Reform Act(16)	9	—
Other	78	69
Regulatory liabilities-noncurrent(18)	1,243	1,227
Total regulatory liabilities	$1,285	$1,265
(1)

Primarily reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects net of income taxes refundable from the 2017 Tax Reform Act for Virginia Power and deferrals of costs associated with certain current and prospective rider projects for Dominion Energy Gas. See Note 13 for more information.

(2)

Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.

(3)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Dominion Energy's and Virginia Power's generation operations.
(4)	Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(5)	Current regulatory assets are presented in other current assets in the Companies’ Consolidated Balance Sheets.
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

(10)	Charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers. See Note 13 for more information.
(11)	Rates charged to customers by the Companies' regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(12)

Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer's total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rate adjustment clause according to East Ohio tariff provisions.

(13)	Current regulatory liabilities are presented in other current liabilities in Dominion Energy’s and Dominion Energy Gas’ Consolidated Balance Sheets.

(14) Amounts recorded to pass the effect of reduced income taxes from the 2017 Tax Reform Act to customers in future periods, which will reverse at the weighted average tax rate that was used to build the reserves over the remaining book life of the property, net of amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity.

(15)

Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power's utility nuclear generation stations, in excess of the related AROs.

(16)

Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes at the Companies’ regulated electric generation and electric and natural gas distribution operations. See Note 13 for more information.

(17)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Energy Gas' Consolidated Balance Sheets.
(18)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas' Consolidated Balance Sheets.

At March 31, 2018, $382 million of Dominion Energy's and $304 million of Virginia Power's regulatory assets represented past expenditures on which they do not currently earn a return. With the exception of the $229 million PJM transmission cost allocation matter, the majority of these expenditures are expected to be recovered within the next two years.

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

FERC - Electric

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Dominion Energy’s merchant generators sell electricity in the PJM, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Virginia, North Carolina, Indiana, Connecticut, Tennessee, Georgia, California, South Carolina and Utah, under Dominion Energy’s market-based sales tariffs authorized by FERC or pursuant to FERC authority to sell as a qualified facility. Virginia Power purchases and, under its FERC market-based rate authority, sells electricity in the wholesale market. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

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

In October 2017, FERC issued an order determining the calculation of the incremental costs of undergrounding the transmission projects and affirming that the costs are to be recovered from the wholesale transmission customers with loads located in Virginia. FERC directed Virginia Power to rebill all wholesale transmission customers retroactively to March 2010 within 30 days of when the proceeding becomes final and no longer subject to rehearing. In November 2017, Virginia Power, North Carolina Electric Membership Corporation and the wholesale transmission customers filed petitions for rehearing. While Virginia Power cannot predict the outcome of the matter, it is not expected to have a material effect on results of operations.

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

In June 2016, PJM, the PJM transmission owners and state commissions representing substantially all of the load in the PJM market submitted a settlement to FERC to resolve the outstanding issues regarding this matter. Under the terms of the settlement, Virginia Power would be required to pay approximately $200 million to PJM over the next 10 years. Although the settlement agreement has not been accepted by FERC, and the settlement is opposed by a small group of parties to the proceeding, Virginia Power believes it is probable it will be required to make payment as an outcome of the settlement. Accordingly, as of March 31, 2018, Virginia Power has recorded a contingent liability of $239 million in other deferred credits and other liabilities, which is offset by a $229 million regulatory asset for the amount that will be recovered through retail rates in Virginia.

FERC – Gas

DETI

In July 2017, FERC audit staff communicated to DETI that it had substantially completed an audit of DETI’s compliance with the accounting and reporting requirements of FERC’s Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report, which could have the potential to result in adjustments which could be material to Dominion Energy’s and Dominion Energy Gas’ results of operations. In December 2017, DETI provided its response to the audit report. DETI requested FERC review of contested findings and submitted its plan for compliance with the uncontested portions of the report. In connection with one uncontested issue, DETI recognized a charge of $15 million ($9 million after-tax) recorded within other operations and maintenance expense in Dominion Energy’s and Dominion Energy Gas’ Consolidated Statements of Income during 2017 to write-off the balance of a regulatory asset, originally established in 2008, that is no longer considered probable of recovery. Pending final resolution of the audit process and a determination by FERC, management is unable to estimate the potential impact of the other findings and no amounts have been recognized.

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

Virginia Power submitted a response to the North Carolina Utilities Commission detailing the impact of the 2017 Tax Reform Act on base non-fuel cost of service and Virginia Power’s excess deferred income taxes clarifying that the amounts have been deferred to a regulatory liability. The Virginia Commission directed Virginia Power to submit a compliance filing in May 2018 detailing the implementation plan for rate reductions attributable to reductions in the corporate income tax obligations pursuant to the 2017 Tax Reform Act. Questar Gas submitted a response to the Utah Commission and Wyoming Public Service Commission detailing the impact of the 2017 Tax Reform Act on base rates and the infrastructure rider, and proposing that the benefits be passed back to customers. East Ohio submitted responses to the Ohio Commission’s request for comments on those components of utility rates that will need to be reconciled with the 2017 Tax Reform Act, and on the process and mechanics by which the Ohio Commission should do so. The Public Service Commission of West Virginia directed Hope to utilize regulatory accounting to track the effects of the 2017 Tax Reform Act beginning January 2018 and to submit pre-filed testimony in May 2018 detailing such effects. These filings are pending.  Dominion Energy plans to respond to the remaining state regulatory commissions in accordance with the due dates on the issued orders. The Companies began to reserve the impacts of the cost-of-service reduction as a regulatory liability beginning in 2018 until the rates are reset.

The Companies have recorded a reasonable estimate of net income taxes refundable through future rates in the jurisdictions in which they operate and are currently assessing these actions and decisions, which could have a material impact on the Companies’ results of operations, financial condition and/or cash flows.

In March 2018, FERC announced actions to address the income tax allowance component of regulated entities’ cost-of-service rates as a result of the 2017 Tax Reform Act. FERC issued a notice of proposed rulemaking introducing a process for determining whether jurisdictional natural gas pipelines may be collecting unjust and unreasonable rates as a result of the reduction in the corporate income tax rate. The proposed rule would require all interstate natural gas pipelines to make a one-time informational filing with FERC to provide financial information to allow FERC and other interested parties to analyze the impacts of the changes in tax law. The actions also included the reversal of FERC’s policy allowing master limited partnerships to recover an income tax allowance in cost-of-service rates and requiring other pass-through entities to justify the inclusion of an income tax allowance. FERC also issued a notice of inquiry seeking comments on whether it should take any additional actions to address changes in federal corporate income taxes, the elimination of an income tax allowance for master limited partnerships, excess or deficient accumulated deferred income taxes and bonus depreciation, among other items.  Given these developments and associated uncertainty, Dominion Energy and Dominion Energy Gas are currently unable to predict the outcome of these matters; however, any change in rates permitted to be charged to customers could have a material impact on results of operations, financial condition and/or cash flows. Virginia Power’s regulated electric transmission formula rate mechanism includes provisions allowing changes in income tax rates to be incorporated in rates charged to customers.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017.

Virginia Regulation

Grid Transformation and Security Act of 2018

In March 2018, the Governor of Virginia signed into law legislation to reinstate base rate reviews on a triennial basis other than the first review, which will be a quadrennial review, occurring for Virginia Power in 2021 for the four successive 12-month test periods beginning January 1, 2017 and ending December 31, 2020. This review for Virginia Power will occur one year earlier than under the Regulation Act legislation enacted in February 2015.

In the triennial review proceedings, earnings that are more than 70 basis points above the utility’s authorized return on equity that might have been refunded to customers may be reduced by approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include in a customer credit reinvestment offset. The legislation declares that electric distribution grid transformation projects are in the public interest and provides that the costs of such projects may be recovered through a rate adjustment clause if not the subject of a customer credit reinvestment offset. Any costs that are the subject of a customer credit reinvestment offset may not be recovered in base rates for the service life of the projects and may not be included in base rates in future triennial review proceedings.

The legislation also includes provisions requiring Virginia Power to provide current customers one-time rate credits totaling $200 million and to reduce base rates to reflect reductions in income tax expense resulting from the 2017 Tax Reform Act. As a result, Virginia Power incurred a $215 million ($160 million after-tax) charge in connection with this legislation, including the impact on certain non-jurisdictional customers which follow Virginia Power’s jurisdictional customer rate methodology. In addition, Virginia Power will reduce base rates on an annual basis by $125 million effective July 2018, to reflect the estimated effect of the 2017 Tax Reform Act, which is subject to adjustment in April 2019.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•

The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In February 2018, the Virginia Commission approved a $47 million revenue requirement based on updated revenue requirement projections and using an established 11.2% ROE for the rate year beginning April 1, 2018, subject to true-up. Public notice required by the Virginia Commission in connection with the proceeding reflected the originally proposed $42 million revenue requirement; therefore, in approving the updated $47 million revenue requirement, the Virginia Commission ordered that recovery from customers be limited to $42 million during the rate year beginning April 1, 2018, with any unrecovered amounts subject to true-up in future annual update proceedings.

•

The Virginia Commission previously approved Rider U in conjunction with cost recovery to move certain electric distribution facilities underground as authorized by Virginia legislation. In March 2018, Virginia Power requested approval of its third phase of conversions totaling $179 million and a balance of $65 million in second phase conversions not previously approved for recovery through Rider U. Virginia Power also proposed a total $73 million revenue requirement for the rate year beginning February 1, 2019 for continuing recovery of the previously approved first and second phase conversions and the proposed second and third phase conversions. This case is pending.

Electric Transmission Projects

Virginia Power previously filed an application with the Virginia Commission for a CPCN to convert an existing transmission line to 230 kV in Prince William County, Virginia, and Loudoun County, Virginia, and to construct and operate a new approximately five mile overhead 230 kV double circuit transmission line between a tap point near the Gainesville substation and a new to-be-constructed Haymarket substation. In June 2017, the Virginia Commission issued a final order approving an alternative route for the project, and granted the necessary CPCN. In July 2017, the Virginia Commission retained jurisdiction over the case to evaluate two requests to reconsider its decisions. Also in July 2017, Virginia Power requested that the Virginia Commission stay the proceeding while Virginia Power discussed the proposed route with leaders of Prince William County. In December 2017, the Virginia Commission granted in part the two motions for reconsideration, retained jurisdiction for further proceedings in the case and stayed the effectiveness of its final order. In March 2018, Virginia Power and the two parties seeking reconsideration entered into a stipulated settlement filed with the Virginia Commission agreeing that the project should be placed into an underground pilot program created by the Grid Transformation and Security Act of 2018. This matter is pending.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In April 2018, the Ohio Commission approved East Ohio’s application to adjust the PIR cost recovery rates for 2017 costs. The filing reflects gross plant investment for 2017 of $204 million, cumulative gross plant investment of $1.4 billion and a revenue requirement of $165 million.

AMR Program

In 2007, East Ohio began installing automated meter reading technology for its 1.2 million customers in Ohio. In April 2018, the Ohio Commission approved East Ohio’s application to adjust the AMR cost recovery rate for 2017 costs. The filing reflects a revenue requirement of approximately $5 million.

Note 14. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 15 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017.

Dominion Energy

Dominion Energy’s securities due within one year and long-term debt include $30 million and $332 million, respectively, of debt issued in 2016 by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power had long-term power and capacity contracts with three non-utility generators. Contracts with two of these non-utility generators expired in the third quarter 2017 leaving a remaining aggregate summer generation capacity of approximately 218 MW. Virginia Power is not subject to any risk of loss from this potential VIE other than its remaining purchase commitments which totaled

$188 million as of March 31, 2018. Virginia Power paid $13 million and $28 million for electric capacity and $5 million and $8 million for electric energy to non-utility generators in the three months ended March 31, 2018 and 2017, respectively.

Virginia Power and Dominion Energy Gas

Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $89 million and $32 million for the three months ended March 31, 2018, and $85 million and $31 million for the three months ended March 31, 2017, respectively.

Virginia Power and Dominion Energy Gas’ Consolidated Balance Sheets included amounts due to DES of $43 million and $11 million, respectively, at March 31, 2018, and $36 million and $14 million, respectively, at December 31, 2017, recorded in payables to affiliates in the Consolidated Balance Sheets.

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

Dominion Energy

In March 2018, Dominion Energy replaced its two existing joint revolving credit facilities with a $6.0 billion joint revolving credit facility. At March 31, 2018, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,712	$72	$3,216
(1)

This credit facility matures in March 2023 and can be used by the Companies to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Questar Gas’ short-term financing is supported through its access as co-borrower to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power and Dominion Energy Gas. At March 31, 2018, the sub-limit for Questar Gas was $250 million.

In addition to the credit facility mentioned above, SBL Holdco has $30 million of credit facilities which have an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which have an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At March 31, 2018, no amounts were outstanding under either of these facilities.

In February 2018, Dominion Energy borrowed $950 million under a 364-Day Term Loan Agreement that bears interest at a variable rate. In addition, the agreement contains a maximum allowed total debt to total capital ratio of 67.5%.

In March 2018, Dominion Energy Midstream entered into a $500 million revolving credit facility. The credit facility matures in March 2021, bears interest at a variable rate, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $250 million of letters of credit. There were no amounts outstanding on this credit facility at March 31, 2018. At May 3, 2018, Dominion Energy Midstream had $73 million outstanding on this credit facility.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At March 31, 2018, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Dominion Energy Gas and Questar Gas was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$426	$1
(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Dominion Energy Gas and Questar Gas. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the Companies multiple times per year. At March 31, 2018, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In addition to the credit facility commitments mentioned above, Virginia Power also had a $100 million credit facility with a maturity date of April 2020. In March 2018, Virginia Power redeemed its variable rate tax-exempt financings supported by this credit facility and terminated the facility.

Dominion Energy Gas

Dominion Energy Gas’ short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At March 31, 2018, Dominion Energy Gas' share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power and Questar Gas was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,500	$614	$—
(1)

A maximum of $1.5 billion of the facility is available to Dominion Energy Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. The sub-limit for Dominion Energy Gas is set within the facility limit but can be changed at the option of the Companies multiple times per year. At March 31, 2018, the sub-limit for Dominion Energy Gas was $750 million. If Dominion Energy Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Long-term Debt

In January 2018, Dominion Energy Questar Pipeline issued, through private placement, $100 million of 3.53% senior notes and $150 million of 3.91% senior notes that mature in 2028 and 2038, respectively.

In March 2018, Virginia Power issued $700 million of 3.80% senior notes that mature in 2028.

In March 2018, Virginia Power redeemed $100 million of its variable rate tax-exempt financings which would otherwise have matured in 2024, 2026 and 2027.

In April 2018, Questar Gas issued through private placement $50 million of 3.30% senior notes and $100 million of 3.97% senior notes that mature in 2030 and 2047, respectively.

Issuance of Common Stock

At-the-Market Programs

In June 2017, Dominion Energy filed an SEC shelf registration statement for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. Also, in June 2017, Dominion Energy entered into three separate sales agency agreements to effect sales under the program and pursuant to which it was able to offer up to $500 million aggregate amount of its common stock. In January 2018, Dominion Energy provided sales instructions to one of the sales agents and issued 6.6 million shares through at-the-market issuances and received cash proceeds of $495 million, net of fees and commissions paid of $5 million. Following these issuances, Dominion Energy had no remaining ability to issue stock under the 2017 sales agency agreements and completed the program. In February 2018, Dominion Energy entered into six separate sales agency agreements to effect sales under a new at-the-market program pursuant to which it may offer from time to time up to $1.0 billion aggregate amount of its common stock. These agreements replace the sales agency agreements entered into by Dominion Energy in June 2017. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as are agreed upon by Dominion Energy and the sales agents in conformance with applicable securities laws. No issuances have occurred under these agreements and none are planned in 2018.

Forward Sales Agreements

Dominion Energy entered in March 2018, and closed in April 2018, separate forward sale agreements with Goldman Sachs & Co. LLC and Credit Suisse Capital LLC, as forward purchasers, and an underwriting agreement with Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein, relating to an aggregate of 20 million shares of Dominion Energy common stock.  The underwriting agreement granted the underwriters a 30-day option to purchase up to an additional three million shares of Dominion Energy common stock, which the underwriters exercised with respect to approximately 2.1 million shares in April 2018.  Dominion Energy entered into separate forward sale agreements with the forward purchasers with respect to the additional shares.  Except in certain specified circumstances that would require physical share settlement, Dominion Energy may elect physical, cash or net share settlement of the forward sale agreements on or before December 31, 2018.  At the initial forward sale price of approximately $67.33 per share, Dominion Energy expects the net proceeds from full physical settlement of the forward sales agreements to be approximately $1.5 billion (after deducting underwriting discounts, but before deducting expenses, and subject to forward price adjustments under the forward sale agreements).  Pursuant to a cash settlement of the forward sale agreements, Dominion Energy would expect to receive an amount of net proceeds that is significantly lower than estimated above in connection with the full physical settlement, and Dominion Energy may not receive any net proceeds (or may owe cash, which could be a significant amount, to the forward purchasers). If the forward sale agreements are net share settled in full, Dominion Energy would not receive any cash proceeds from the forward purchasers (and may be required to deliver shares of our common stock to the forward purchasers). The forward sale transactions will be classified as equity transactions, because they are indexed to Dominion Energy’s common stock and physical settlement is within Dominion Energy’s control.

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

In June 2017, the DOE issued an order to PJM to direct Virginia Power to operate Yorktown power station’s Units 1 and 2 as needed to avoid reliability issues on the Virginia Peninsula. The order was effective for 90 days and can be reissued upon PJM’s request, if necessary, until required electricity transmission upgrades are completed approximately 23 months following the receipt in July 2017 of final permits and approvals for construction. Beginning in August 2017, PJM filed requests for 90-day renewals of the DOE order, which the DOE has granted. The current renewal is effective until June 2018. The Sierra Club has challenged the DOE order and certain renewal requests, all of which have been denied by the DOE.

Although litigation of the MATS rule is still pending, the regulation remains in effect and Virginia Power is complying with the applicable requirements of the rule and does not expect any adverse impacts to its operations at this time.

Ozone Standards

In October 2015, the EPA issued a final rule tightening the ozone standard from 75-ppb to 70-ppb. To comply with this standard, in April 2016 Virginia Power submitted the NOX Reasonable Available Control Technology analysis for Unit 5 at Possum Point power station. In December 2016, the VDEQ determined that NOX reductions are required on Unit 5. In October 2017, Virginia Power proposed to install NOX controls by mid-2019 with an expected cost in the range of $25 million to $35 million. In April 2018, Virginia Power submitted an application with the VDEQ containing an alternative plan for compliance in lieu of installing NOX controls on Unit 5 at Possum Point. The alternative plan includes operating restrictions during the ozone season through 2021 while allowing for continued operation to meet PJM capacity commitments. This application is pending. Due to the uncertainty surrounding a final plan for compliance with this ozone standard, Dominion Energy and Virginia Power are currently unable to predict the outcome of this matter which could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows.

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

Appalachian Gateway

Pipeline Contractor Litigation

Following the completion of the Appalachian Gateway project in 2012, DETI received multiple change order requests and other claims for additional payments from a pipeline contractor for the project. In July 2015, the contractor filed a complaint against DETI in U.S. District Court for the Western District of Pennsylvania. In March 2016, the Pennsylvania court granted DETI’s motion to transfer the case to the U.S. District Court for the Eastern District of Virginia. In July 2016, DETI filed a motion to dismiss. In March 2017, the court dismissed three of eight counts in the complaint. In May 2017, the contractor withdrew one of the counts in the complaint. In November 2017, DETI and the contractor entered into a partial settlement agreement for a release of certain claims. This case is pending. At March 31, 2018, DETI has accrued a liability of $7 million for this matter. Dominion Energy Gas cannot currently estimate additional financial statement impacts, but there could be a material impact to its financial condition and/or cash flows.

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

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. Litigation concerning the CCR rule is pending and the EPA has submitted to the court a list of which CCR rule provisions the EPA intends to reevaluate. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibilities in implementing their programs. Virginia Power cannot forecast potential incremental impacts or costs related to existing coal ash sites in connection with future implementation of the 2016 CCR legislation and reconsideration of the CCR rule.

In April 2017, the Governor of Virginia signed legislation into law that places a moratorium on the VDEQ issuing solid waste permits for closure of ash ponds at Virginia Power’s Bremo, Chesapeake, Chesterfield and Possum Point power stations until May 2018.  The law also requires Virginia Power to conduct an assessment of closure alternatives for the ash ponds at these four stations, to include an evaluation of excavation for recycling or off-site disposal, surface and groundwater conditions and safety. Virginia Power completed the assessments and provided the report on December 1, 2017. In April 2018, the Governor of Virginia signed legislation into law extending the existing permit moratorium until July 2019. The legislation also requires Virginia Power to solicit and compile by November 2018, information from third parties on the suitability, cost and market demand for beneficiation or recycling of coal ash from these units. The extended moratorium does not apply to a permit required for an impoundment where CCRs have already been removed and placed in another impoundment on-site, are being removed from an impoundment, or are being processed in connection with a recycling or beneficial use project. Virginia Power has estimated the potential financial impact of this legislation to be an approximately $100 million to $200 million increase in compliance costs, which will be recorded in the second quarter of 2018. The actual AROs related to the CCR rule may vary substantially from the estimates used to record the obligation.

Cove Point

In September 2014, FERC issued an order granting authorization for Cove Point to construct, modify and operate the Liquefaction Project at the Cove Point facility, which enables the facility to liquefy domestically-produced natural gas and export it as LNG. In March 2018, Cove Point received authorization from FERC to commence service of the Liquefaction Project, which commenced commercial operations in April 2018.

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

Nuclear Operations

In March 2015, the NRC granted an exemption to the Price-Anderson Amendments Act of 1988 which removed Kewaunee from the Secondary Financial Protection program. This same exemption permitted Dominion Energy to reduce Kewaunee’s required level of liability coverage and property insurance limit to $100 million and $50 million, respectively. Dominion Energy implemented these reductions in January 2018, following the removal and storage of the spent nuclear fuel from the spent fuel pool.

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility, also entered in October 2017, with a stated maturity date of October 2021. Dominion Energy’s maximum potential loss exposure under the terms of the guarantee is limited to 48% of the outstanding borrowings under the revolving credit facility, an equal percentage to Dominion Energy’s ownership in Atlantic Coast Pipeline. As of March 31, 2018, Atlantic Coast Pipeline has borrowed $737 million against the revolving credit facility. Dominion Energy’s Consolidated Balance Sheets include a liability of $27 million associated with this guarantee agreement at March 31, 2018.

In addition, at March 31, 2018, Dominion Energy had issued $48 million of guarantees, primarily to support other equity method investees. No amounts related to the other guarantees have been recorded.

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

At March 31, 2018, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,149
Nuclear obligations(2)	228
Cove Point(3)	1,900
Solar(4)	942
Other(5)	551
Total(6)	$5,770
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

(5)

Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations, construction projects and insurance programs. Due to the uncertainty of workers’ compensation claims, the parental guarantee has no stated limit.  Also included are guarantees related to certain DGI subsidiaries' obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of March 31, 2018, Dominion Energy's maximum remaining cumulative exposure under these equity funding agreements is $10 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $6 million.

(6)

Excludes Dominion Energy's guarantee for the construction of a new corporate office property as discussed in Note 22 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017.

Additionally, at March 31, 2018, Dominion Energy had purchased $155 million of surety bonds, including $69 million at Virginia Power and $25 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $72 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 17. Credit Risk

The Companies' accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017.

At March 31, 2018, Dominion Energy's gross credit exposure related to energy marketing and price risk management activities totaled $112 million. After the application of collateral, such credit exposure is reduced to $108 million. Of this amount, investment grade counterparties, including those internally rated, represented 51%. No single counterparty, whether investment grade or non-investment grade, exceeded $31 million of exposure. At March 31, 2018, Virginia Power's exposure related to sales to wholesale customers totaled $55 million. Of this amount, investment grade counterparties, including those internally rated, represented 25%. No single counterparty, whether investment grade or non-investment grade, exceeded $9 million of exposure. At March 31, 2018, Dominion Energy Gas' exposure primarily related to sales to wholesale customers totaled $8 million. Of this amount, investment grade counterparties, including those internally rated, represented 14%. No single counterparty, whether investment grade or non-investment grade, exceeded $2 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion Energy's derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2018 and December 31, 2017, Dominion Energy would have been required to post less than $1 million and $62 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted no collateral at March 31, 2018 or December 31, 2017 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash at March 31, 2018 and December 31, 2017 was $2 million and $65 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Energy Gas were not material as of March 31, 2018 and December 31, 2017. See Note 9 for further information about derivative instruments.

Note 18. Related-Party Transactions

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risks associated with purchases of natural gas. At March 31, 2018, Virginia Power’s derivative assets and liabilities with affiliates were $5 million and $7 million, respectively. At December 31, 2017, Virginia Power’s derivative assets and liabilities with affiliates were $11 million and $5 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017. At March 31, 2018 and December 31, 2017, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $537 million and $505 million, respectively.  At March 31, 2018 and December 31, 2017, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $218 million and $199 million, respectively.

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

Presented below are Virginia Power's significant transactions with DES and other affiliates:

	Three Months Ended March 31,
	2018	2017
(millions)
Commodity purchases from affiliates	$398	$212
Services provided by affiliates(1)	120	112
Services provided to affiliates	6	5
(1)	Includes capitalized expenditures of $37 million and $34 million for the three months ended March 31, 2018 and 2017, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $11 million and $33 million in short-term demand note borrowings from Dominion Energy as of March 31, 2018 and December 31, 2017, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of March 31, 2018 and December 31, 2017. Interest charges related to Virginia Power's borrowings from Dominion Energy were immaterial for the three months ended March 31, 2018 and 2017.

There were no issuances of Virginia Power's common stock to Dominion Energy for the three months ended March 31, 2018 and 2017.

Dominion Energy Gas

Transactions with Related Parties

Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates and related parties, including construction services, which are presented separately from contracts involving commodities or services. As of March 31, 2018, Dominion Energy Gas had less than $1 million of derivative assets and liabilities with affiliates. As of December 31, 2017, all of Dominion Energy Gas' commodity derivatives were with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding transactions with Atlantic Coast Pipeline.

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017. At March 31, 2018 and December 31, 2017, amounts due from Dominion Energy associated with the Dominion Energy Pension Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $744 million and $734 million, respectively. At March 31, 2018 and December 31, 2017, Dominion Energy Gas' amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $9 million and $7 million, respectively.

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

Presented below are Dominion Energy Gas’ significant transactions with DES and other affiliates and related parties:

	Three Months Ended March 31,
	2018	2017
(millions)
Sales of natural gas and transportation and storage services to affiliates	$18	$18
Purchases of natural gas and transportation and storage services from affiliates	3	—
Services provided by related parties(1)	33	35
Services provided to related parties(2)	52	39
(1)	Includes capitalized expenditures of $10 million and $8 million for the three months ended March 31, 2018 and 2017, respectively.
(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related-party VIE.

The following table presents affiliated and related party balances reflected in Dominion Energy Gas' Consolidated Balance Sheets:

	March 31, 2018	December 31, 2017
(millions)
Other receivables(1)	$17	$12
Customer receivables from related parties	—	1
Imbalances receivable from affiliates(2)	—	1
Affiliated notes receivable(3)	19	20
(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current assets in Dominion Energy Gas' Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Energy Gas' Consolidated Balance Sheets.

Dominion Energy Gas' borrowings under the intercompany revolving credit agreement with Dominion Energy were $41 million and $18 million as of March 31, 2018 and December 31, 2017, respectively. Interest charges related to Dominion Energy Gas' total borrowings from Dominion Energy were immaterial for the three months ended March 31, 2018 and 2017.

Note 19. Employee Benefit Plans

Dominion Energy

The components of Dominion Energy's provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
(millions)
Three Months Ended March 31,
Service cost	$39	$35	$7	$7
Interest cost	84	86	14	16
Expected return on plan assets	(165)	(159)	(36)	(32)
Amortization of prior service credit	—	—	(13)	(12)
Amortization of net actuarial loss	48	40	3	3
Settlements	—	1	—	—
Net periodic benefit cost (credit)(1)	$6	$3	$(25)	$(18)
(1)	The components of net periodic benefit cost (credit) other than the service cost component are included in other income in the Consolidated Statements of Income.

Employer Contributions

During the three months ended March 31, 2018, Dominion Energy made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2018.

Dominion Energy Gas

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017. See Note 18 for more information.

The components of Dominion Energy Gas' provision for net periodic benefit cost (credit) for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
(millions)
Three Months Ended March 31,
Service cost	$4	$4	$1	$1
Interest cost	7	7	3	3
Expected return on plan assets	(37)	(35)	(8)	(6)
Amortization of prior service credit	—	—	(1)	—
Amortization of net actuarial loss	5	4	1	1
Net periodic benefit credit(1)	$(21)	$(20)	$(4)	$(1)
(1)	The components of net periodic benefit credit other than the service cost component are included in other income in the Consolidated Statements of Income.

Employer Contributions

During the three months ended March 31, 2018, Dominion Energy Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2018.

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

In the three months ended March 31, 2018, Dominion Energy reported after-tax net expenses of $238 million for specific items in the Corporate and Other segment, with $218 million of net expenses attributable to its operating segments. In the three months ended March 31, 2017, Dominion Energy reported after-tax net income of $21 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2018 primarily related to the impact of the following items:

•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers, attributable to:

•	Power Generation ($109 million after-tax); and
•	Power Delivery ($51 million after-tax).
•	A $43 million ($32 million after-tax) loss on investments held in nuclear decommissioning trust funds, attributable to Power Generation.

The net income for specific items attributable to Dominion Energy's operating segments in 2017 primarily related to the impact of the following item, which was attributable to Power Generation:

•	A $34 million ($21 million after-tax) net gain on investments held in nuclear decommissioning trust funds.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Power Delivery	Power Generation	Gas Infrastructure	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended March 31, 2018
Total revenue from external customers	$563	$1,860	$1,222	$(207)	$28	$3,466
Intersegment revenue	6	2	6	175	(189)	—
Total operating revenue	569	1,862	1,228	(32)	(161)	3,466
Net income (loss) attributable to Dominion Energy	156	348	327	(328)	—	503
Three Months Ended March 31, 2017
Total revenue from external customers	$554	$1,653	$901	$3	$273	$3,384
Intersegment revenue	5	3	266	152	(426)	—
Total operating revenue	559	1,656	1,167	155	(153)	3,384
Net income (loss) attributable to Dominion Energy	125	261	263	(17)	—	632

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

In the three months ended March 31, 2018, Virginia Power reported after-tax net expenses of $197 million for specific items in the Corporate and Other segment, with $189 million of net expenses attributable to its operating segments. In the three months ended March 31, 2017, Virginia Power reported after-tax net income of $2 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

The net expense for specific items attributable to Virginia Power’s operating segments in 2018 primarily related to the impact of the following items:

•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers, attributable to:

•	Power Generation ($109 million after-tax); and
•	Power Delivery ($51 million after-tax).

•	A $31 million ($23 million after-tax) charge for storm damage and service restoration costs associated with Winter Storm Riley affecting its Virginia service territory, attributable to Power Delivery.

The following table presents segment information pertaining to Virginia Power’s operations:

	Power Delivery	Power Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2018
Operating revenue	$563	$1,400	$(215)	$1,748
Net income (loss)	154	222	(192)	184
Three Months Ended March 31, 2017
Operating revenue	$557	$1,274	$—	$1,831
Net income	125	223	8	356

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

In both the three months ended March 31, 2018  and 2017, Dominion Energy Gas reported no specific items in the Corporate and Other segment.

The following table presents segment information pertaining to Dominion Energy Gas' operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2018
Operating revenue	$526	$—	$526
Net income (loss)	167	(1)	166
Three Months Ended March 31, 2017
Operating revenue	$490	$—	$490
Net income (loss)	109	(1)	108

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

•

Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations, including provisions of the 2017 Tax Reform Act that became effective in January 2018;

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

•	Counterparty credit and performance risk;
•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;
•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion Energy and Virginia Power and in benefit plan trusts by Dominion Energy and Dominion Energy Gas;
•	Fluctuations in interest rates or foreign currency exchange rates;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Impacts of acquisitions, divestitures, transfers of assets to joint ventures or Dominion Energy Midstream and retirements of assets based on asset portfolio reviews;
•

The expected timing and likelihood of completion of the proposed acquisition of SCANA, including the ability to obtain the requisite approvals of SCANA’s shareholders and regulators and the terms and conditions of any regulatory approvals;

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

•	Competition in the development, construction and ownership of certain electric transmission facilities in Virginia Power's service territory in connection with Order 1000;
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;
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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2018, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and financial instruments at fair value, impairment testing of goodwill, long-lived assets and equity method investments and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2018	2017	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion Energy	$503	$632	$(129)
Diluted EPS	0.77	1.01	(0.24)

Overview

First Quarter 2018 vs. 2017

Net income attributable to Dominion Energy decreased 20%, primarily due to a charge associated with Virginia legislation enacted in March 2018 and lower net investment earnings on nuclear decommissioning trust funds, partially offset by favorable pricing at merchant generation facilities and an increase in heating degree days in the electric utility service territory.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	First Quarter
	2018	2017	$ Change
(millions)
Operating revenue	$3,466	$3,384	$82
Electric fuel and other energy-related purchases	744	575	169
Purchased (excess) electric capacity	14	(17)	31
Purchased gas	340	305	35
Net revenue	2,368	2,521	(153)
Other operations and maintenance	796	784	12
Depreciation, depletion and amortization	498	469	29
Other taxes	199	189	10
Other income	100	162	(62)
Interest and related charges	314	292	22
Income tax expense	135	275	(140)
Noncontrolling interests	23	42	(19)

An analysis of Dominion Energy’s results of operations follows:

First Quarter 2018 vs. 2017

Net revenue decreased 6%, primarily reflecting:

•	A $215 million charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers;
•	A $66 million decrease due to a provision for refund for regulated electric generation and electric and gas distribution operations as a result of the 2017 Tax Reform Act;
•

A $29 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2017 ($67 million), partially offset by a benefit related to non-utility generators ($38 million); and

•	A $15 million decrease from Cove Point import contracts; partially offset by
•	An $81 million increase due to favorable pricing at merchant generation facilities;
•	A $69 million increase in sales to electric utility retail customers from an increase in heating degree days;
•	A $27 million increase due to growth projects placed in service; and
•	A $15 million increase in services performed for Atlantic Coast Pipeline.

Other operations and maintenance increased 2%, primarily reflecting:

•	A $34 million increase in storm damage and service restoration costs, including $31 million for Winter Storm Riley; and
•	A $16 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; partially offset by
•	A $44 million decrease from gains related to agreements to convey shale development rights under natural gas storage fields.

Other income decreased 38%, primarily reflecting a $75 million decrease in net investment earnings on nuclear decommissioning trust funds, partially offset by a $12 million increase in earnings from equity method investments.

Income tax expense decreased 51%, primarily due to lower pre-tax income ($101 million) and the 2017 Tax Reform Act ($76 million), partially offset by lower renewable energy investment tax credits ($36 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income attributable to Dominion Energy:

	Net Income attributable to Dominion Energy			Diluted EPS
	2018	2017	$ Change	2018	2017	$ Change
(millions, except EPS)
First Quarter
Power Delivery	$156	$125	$31	$0.24	$0.20	$0.04
Power Generation	348	261	87	0.54	0.41	0.13
Gas Infrastructure	327	263	64	0.50	0.42	0.08
Primary operating segments	831	649	182	1.28	1.03	0.25
Corporate and Other	(328)	(17)	(311)	(0.51)	(0.02)	(0.49)
Consolidated	$503	$632	$(129)	$0.77	$1.01	$(0.24)
Power Delivery

Presented below are selected operating statistics related to Power Delivery’s operations:

	First Quarter
	2018	2017	% Change
Electricity delivered (million MWh)	22.1	20.5	8%
Degree days (electric distribution service area):
Cooling	8	9	(11)
Heating	2,022	1,637	24
Average electric distribution customer accounts (thousands)(1)	2,591	2,565	1
(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Power Delivery’s net income contribution:

	First Quarter 2018 vs. 2017 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$14	$0.02
Other	4	0.01
FERC transmission equity return	4	0.01
Other	9	0.01
Share dilution	—	(0.01)
Change in net income contribution	$31	$0.04

Power Generation

Presented below are selected operating statistics related to Power Generation’s operations:

	First Quarter
	2018	2017	% Change
Electricity supplied (million MWh):
Utility	22.3	21.7	3%
Merchant	7.3	7.5	(3)
Degree days (electric utility service area):
Cooling	8	9	(11)
Heating	2,022	1,637	24

Presented below, on an after-tax basis, are the key factors impacting Power Generation’s net income contribution:

	First Quarter 2018 vs. 2017 Increase (Decrease)
	Amount	EPS

Merchant generation margin	$61	$0.10
Regulated electric sales:
Weather	28	0.04
Other	(9)	(0.01)
Electric capacity	(18)	(0.03)
2017 Tax Reform Act impacts	23	0.04
Noncontrolling interests(1)	11	0.02
Other	(9)	(0.01)
Share dilution	—	(0.02)
Change in net income contribution	$87	$0.13
(1)	Represents noncontrolling interests related to merchant solar partnerships.

Gas Infrastructure

Presented below are selected operating statistics related to Gas Infrastructure’s operations:

	First Quarter
	2018	2017	% Change
Gas distribution throughput (bcf):
Sales	57	57	-%
Transportation	214	187	14
Heating degree days (gas distribution service area):
Eastern region	2,915	2,393	22
Western region	2,095	2,317	(10)
Average gas distribution customer accounts (thousands)(1):
Sales	1,257	1,238	2
Transportation	1,098	1,090	1
Average retail energy marketing customer accounts (thousands)(1)	862	1,430	(40)

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Gas Infrastructure’s net income contribution:

	First Quarter 2018 vs. 2017 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Assignment of shale development rights	$32	$0.05
2017 Tax Reform Act impacts	32	0.05
Cove Point import contracts	(9)	(0.01)
Transportation and storage growth projects	8	0.01
Other	1	—
Share dilution	—	(0.02)
Change in net income contribution	$64	$0.08
(1)	Represents the portion of earnings attributable to Dominion Energy Midstream's public unitholders.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2018	2017	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(218)	$21	$(239)
Specific items attributable to Corporate and Other segment	(20)	—	(20)
Total specific items	(238)	21	(259)
Other corporate operations:
Renewable energy investment tax credits	4	39	(35)
Other	(94)	(77)	(17)
Total other corporate operations	(90)	(38)	(52)
Total net expense	$(328)	$(17)	$(311)
EPS impact	$(0.51)	$(0.02)	$(0.49)

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

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	2018	2017	$ Change
(millions)
First Quarter
Net income	$184	$356	$(172)

Overview

First Quarter 2018 vs. 2017

Net income decreased 48%, primarily due to a charge associated with Virginia legislation enacted in March 2018.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2018	2017	$ Change
(millions)
Operating revenue	$1,748	$1,831	$(83)
Electric fuel and other energy-related purchases	591	456	135
Purchased (excess) electric capacity	14	(17)	31
Net revenue	1,143	1,392	(249)
Other operations and maintenance	399	374	25
Depreciation and amortization	297	286	11
Other taxes	83	79	4
Other income	3	31	(28)
Interest and related charges	132	120	12
Income tax expense	51	208	(157)

An analysis of Virginia Power’s results of operations follows:

First Quarter 2018 vs. 2017

Net revenue decreased 18%, primarily reflecting:

•	A $215 million charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers;
•	A $47 million decrease due to a provision for refund for regulated generation and distribution operations as a result of the 2017 Tax Reform Act;
•

A $29 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2017 ($67 million), partially offset by a benefit related to non-utility generators ($38 million); and

•

A $9 million decrease in sales to retail customers due to the effect of changes in customer usage and other factors ($21 million), partially offset by customer growth ($12 million); partially offset by

•	A $69 million increase in sales to retail customers from an increase in heating degree days.

Other operations and maintenance increased 7%, primarily due to storm damage and service restoration costs associated with Winter Storm Riley affecting its Virginia service territory.

Other income decreased 90%, primarily reflecting a decrease in net investment earnings on nuclear decommissioning trust funds ($11 million), the absence of the assignment of Virginia Power’s electric transmission tower rental portfolio ($7 million) and a decrease in AFUDC associated with rate-regulated projects ($5 million).

Income tax expense decreased 75%, primarily due to lower pre-tax income ($115 million) and the 2017 Tax Reform Act ($29 million).

Dominion Energy Gas

Results of Operations

Presented below is a summary of Dominion Energy Gas' consolidated results:

	2018	2017	$ Change
(millions)
First Quarter
Net income	$166	$108	$58

Overview

First Quarter 2018 vs. 2017

Net income increased 54%, primarily due to gains from agreements to convey shale development rights underneath several natural gas storage fields and the impacts of the 2017 Tax Reform Act.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy Gas' results of operations:

	First Quarter
	2018	2017	$ Change
(millions)
Operating revenue	$526	$490	$36
Purchased gas	29	43	(14)
Other energy-related purchases	31	5	26
Net revenue	466	442	24
Other operations and maintenance	146	178	(32)
Depreciation and amortization	59	54	5
Other taxes	60	54	6
Earnings from equity method investee	9	7	2
Other income	33	25	8
Interest and related charges	25	23	2
Income tax expense	52	57	(5)

An analysis of Dominion Energy Gas' results of operations follows:

First Quarter 2018 vs. 2017

Net revenue increased 5%, primarily reflecting:

•	A $17 million increase due to regulated natural gas transmission growth projects placed in service;
•	A $15 million increase in services performed for Atlantic Coast Pipeline; and
•	A $6 million increase in PIR program revenues; partially offset by
•	A $7 million decrease from scheduled declines in certain DETI contracts; and
•	A $10 million decrease due to a provision for refund for its regulated distribution operations as a result of the 2017 Tax Reform Act.

Other operations and maintenance decreased 18%, primarily reflecting:

•	A $44 million decrease from gains related to agreements to convey shale development rights under natural gas storage fields; partially offset by
•	A $16 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Other taxes increased 11%, primarily due to increased property taxes related to growth projects placed into service ($3 million) and an increase in excise taxes ($2 million).

Other income increased 32%, primarily due to a decrease in the non-service components of pension and other postretirement employee benefit credits capitalized to property, plant and equipment in 2018.

Income tax expense decreased 9%, primarily due to the 2017 Tax Reform Act ($28 million), partially offset by increased pre-tax income ($19 million) and the absence of a settlement with state tax authorities ($5 million).

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At March 31, 2018, Dominion Energy had $3.2 billion of unused capacity under its credit facility. See Note 15 to the Consolidated Financial Statements for more information.

A summary of Dominion Energy’s cash flows is presented below:

	2018	2017
(millions)
Cash, restricted cash and equivalents at January 1	$185	$322
Cash flows provided by (used in):
Operating activities	1,232	1,360
Investing activities	(1,183)	(1,701)
Financing activities	100	559
Net increase in cash, restricted cash and equivalents	149	218
Cash, restricted cash and equivalents at March 31	$334	$540

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $128 million, primarily due to lower deferred fuel cost recoveries in the Virginia jurisdiction and changes in other working capital items, partially offset by higher merchant generation margin, increased customer deposits and the favorable impact of weather.

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion Energy's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017.

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of March 31, 2018 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$56	$4	$52
Non-investment grade(2)	2	—	2
No external ratings:
Internally rated—investment grade(3)	3	—	3
Internally rated—non-investment grade(4)	51	—	51
Total	$112	$4	$108
(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 42% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 29% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $518 million, primarily due to decreases in plant construction and other property additions, acquisitions of solar development projects and contributions to the Atlantic Coast Pipeline.

Financing Cash Flows and Liquidity

Dominion Energy relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017, the ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

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

Net cash provided by Dominion Energy's financing activities decreased $459 million, primarily due to higher net debt repayments and higher dividend payments, partially offset with higher issuances of common stock.

In November 2017, Dominion Energy filed an SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. The balance as of March 31, 2018 was $1 million. The notes are short-term debt obligations on Dominion Energy’s Consolidated Balance Sheets. The proceeds will be used for general corporate purposes and to repay debt.

Dominion Energy has announced its intention to pursue debt financing of the Cove Point LNG facility in 2018 and utilize the proceeds to repay outstanding debt at the parent company level.  In addition, Dominion Energy announced its intention to pursue the divestiture of certain assets, potentially including its interest in Blue Racer, accounted for as an equity method investment.

See Note 15 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy's credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2018, there have been no changes in Dominion Energy's credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy's debt. As of March 31, 2018, there have been no material changes to debt covenants, nor any events of default under Dominion Energy's debt covenants. The $6.0 billion joint revolving credit facility executed in March 2018, contains the same terms and covenants as the previous facilities with the exception of an increased maximum total debt to total capital ratio, with respect to Dominion Energy only, from 65% to 67.5%.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2018, there have been no material changes outside the ordinary course of business to Dominion Energy's contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Off-Balance Sheet Arrangements

As of March 31, 2018, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017, and Note 16 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Environmental Strategy

GHG Emissions

Since 2000, Dominion Energy and Virginia Power have tracked the emissions of their electric generation fleet, which employs a mix of fuel and renewable energy sources. Comparing annual year 2017 to annual year 2000, the entire electric generating fleet (based on ownership percentage) reduced its average CO2 emissions rate per MWh of energy produced from electric generation by approximately 50%. Comparing annual year 2017 to annual year 2000, the regulated electric generating fleet (based on ownership percentage) reduced its average CO2 emissions rate per MWh of energy produced from electric generation by approximately 35%.

Dominion Energy also develops a comprehensive GHG inventory annually. For Power Generation, Dominion Energy’s and Virginia Power’s direct CO2 equivalent emissions (based on ownership percentage) were 30.1 million metric tons and 26.4 million metric tons, respectively, in 2017, compared to 37.2 million metric tons and 33.1 million metric tons, respectively, in 2016. The corresponding Power Generation carbon intensity rates for Dominion Energy were 0.295 metric tons CO2 equivalent emissions per net MWh in 2017 and 0.339 metric tons CO2 equivalent emissions per net MWh in 2016.

For Power Delivery’s regulated electric transmission and distribution operations, direct CO2 equivalent emissions for 2017 were 37,841 metric tons, compared to 42,847 metric tons in 2016.

Legal Matters

See Notes 13 and 22 to the Consolidated Financial Statements and Item 3. Legal Proceedings in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017 and Notes 13 and 16 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017 and Note 13 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Significant Gas Infrastructure Project

In June 2015, Cove Point executed two binding precedent agreements for the approximately $150 million Eastern Market Access Project. In January 2018, Cove Point received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in late 2019.

Other Matters

While management has no plans which may affect the carrying value of Millstone, based on potential future economic and other factors, including, but not limited to, market power prices, results of capacity auctions, legislative and regulatory solutions to ensure nuclear plants are fairly compensated for their carbon-free generation, and the impact of potential EPA carbon rules, there is a risk that Millstone may be evaluated for an early retirement date. Should management make any decision on a potential early retirement date, the precise date and the resulting financial statement impacts, which could be material to Dominion Energy, may be affected by a number of factors, including any potential regulatory or legislative solutions, results of any transmission system reliability study assessments, and decommissioning requirements, among other factors.

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

Commodity Price Risk

To manage price risk, Dominion Energy and Virginia Power hold commodity-based derivative instruments held for non-trading purposes associated with purchases and sales of electricity, natural gas and other energy-related products and Dominion Energy Gas holds commodity-based financial derivative instruments held for non-trading purposes associated with sales of NGLs.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $18 million and $5 million of Dominion Energy's commodity-based derivative instruments as of March 31, 2018 and December 31, 2017, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in the fair value of $40 million and $51 million of Virginia Power's commodity-based derivative instruments as of March 31, 2018 and December 31, 2017, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $5 million and $4 million of Dominion Energy Gas' commodity-based derivative instruments as of March 31, 2018 and December 31, 2017, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for the Companies, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2018 or December 31, 2017.

The Companies also use interest rate derivatives, including forward-starting swaps, as cash flow hedges of forecasted interest payments. As of March 31, 2018, Dominion Energy and Virginia Power had $3.5 billion and $1.5 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $93 million and $71 million, respectively, in the fair value of Dominion Energy's and Virginia Power's interest rate derivatives at March 31, 2018. As of December 31, 2017, Dominion Energy and Virginia Power had $3.5 billion and $1.5 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $86 million and $67 million, respectively, in the fair value of Dominion Energy's and Virginia Power's interest rate derivatives at December 31, 2017.

Dominion Energy Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of March 31, 2018 and December 31, 2017, Dominion Energy and Dominion Energy Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a $6 million decrease in the fair value of Dominion Energy Gas' foreign currency swaps at both March 31, 2018 and December 31, 2017.

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

Dominion Energy recognized net investment loss on nuclear decommissioning and rabbi trust investments of $36 million for the three months ended March 31, 2018. Dominion Energy recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $100 million for the three months ended March 31, 2017 and $167 million for the year ended December 31, 2017. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $28 million for the three months ended March 31, 2018 and recorded a net increase in unrealized gains on debt and equity investments of $76 million for the three months ended March 31, 2017 and $462 million for the year ended December 31, 2017.

Virginia Power recognized net investment loss on nuclear decommissioning trust investments of $20 million for the three months ended March 31, 2018. Dominion Energy recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $47 million for the three months ended March 31, 2017 and $76 million for the year ended December 31, 2017. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $14 million for the three months ended March 31, 2018 and recorded a net increase in unrealized gains on debt and equity investments of $34 million for the three months ended March 31, 2017 and $216 million for the year ended December 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Senior management of each of Dominion Energy, Virginia Power and Dominion Energy Gas, including Dominion Energy, Virginia Power, and Dominion Energy Gas' CEO and CFO, evaluated the effectiveness of each of their respective company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, each of Dominion Energy, Virginia Power, and Dominion Energy Gas' CEO and CFO have concluded that each of their respective company’s disclosure controls and procedures are effective.

There were no changes that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Dominion Energy, Virginia Power or Dominion Energy Gas' internal control over financial reporting.

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

In January 2016, Virginia Power self-reported a release of mineral oil from the Crystal City substation and began extensive cleanup. Virginia Power assumed the role of responsible party and has continued to cooperate with ongoing requirements for investigative and corrective action. In December 2016, the Virginia State Water Control Board approved a consent order between the VDEQ and Virginia Power related to this matter, which included a penalty in excess of $100,000. In May 2017, the VDEQ formally terminated the consent order, finding that all requirements had been completed. Also in May 2017, the U.S. Department of the Interior, on behalf of several federal and state agencies, proposed a settlement to resolve the agencies’ claims for natural resource damages related to the mineral oil release. In January 2018, Virginia Power and the natural resource trustee agencies executed a settlement agreement that would require Virginia Power to pay approximately $400,000 to fund wetland restoration and related projects in the location of the release. A 30-day public comment period on the settlement closed in March 2018, and the settlement is expected to become final and effective in May 2018.

In March 2018, Virginia Power received a proposed consent order from the VDEQ in connection with alleged water permit violations at the Chesterfield power station in 2017. The proposed consent order includes a penalty in excess of $100,000. Virginia Power is continuing to work cooperatively with VDEQ to resolve this matter.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017.
•	Notes 13 and 16 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

The Companies' businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/18-1/31/18	—	$—	—	19,629,059 shares/ $1.18 billion
2/1/18-2/28/18	74,647	75.90	—	19,629,059 shares/ $1.18 billion
3/1/18-3/31/18	1,035	72.71	—	19,629,059 shares/ $1.18 billion
Total	75,682	$75.86	—	19,629,059 shares/ $1.18 billion
(1)	In February and March 2018, 74,647 shares and 1,035 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted and goal-based stock.
(2)	Represents the weighted-average price paid per share.
(3)

The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Energy Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Energy Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

2.1	Agreement and Plan of Merger by and among Dominion Energy, Inc., Sedona Corp. and SCANA Corporation, dated as of January 2, 2018 (Exhibit 2.1, Form 8-K filed January 5, 2018, File No. 1-8489).	X

3.1.a	Dominion Energy, Inc. Articles of Incorporation as amended and restated, effective May 10, 2017 (Exhibit 3.1, Form 8-K filed May 10, 2017, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.1.d	Articles of Amendment to the Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-37591).			X

3.2.a	Dominion Energy, Inc. Amended and Restated Bylaws, effective May 10, 2017 (Exhibit 3.2, Form 8-K filed May 10, 2017, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Energy Gas Holdings, LLC amended and restated as of May 12, 2017 (Exhibit 3.2, Form 8-K filed May 16, 2017, File No. 001-37591).			X

4.1

Dominion Energy, Inc., Virginia Electric and Power Company and Dominion Energy Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X	X

4.2

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337).

X

10.1

$950 million 364-Day Term Loan Credit Agreement, dated February  9, 2018, by and among Dominion Energy, Inc., The Bank of Nova Scotia, as Administrative Agent, The Bank of Nova Scotia, as Lead Arranger and Bookrunner, and other lenders named therein (Exhibit 10.1, Form 8-K filed February 15, 2018, File No. 001-08489).

X

10.2

$6,000,000,000 Third Amended and Restated Revolving Credit Agreement, dated as of March  20, 2018, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy Gas Holdings, LLC, Questar Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed March 26, 2018, File No. 001-08489).

		X	X	X

10.3

Confirmation of Forward Sale Transaction, dated March  27, 2018, between the Company and Credit Suisse Capital, LLC, with Credit Suisse Securities (USA) LLC acting as agent for Credit Suisse Capital LLC (Exhibit 10.1, Form 8-K filed April 2, 2018, File No. 001-08489).

X

10.4

Confirmation of Forward Sale Transaction, dated March  27, 2018, between the Company and Credit Suisse Capital, LLC, with Credit Suisse Securities (USA) LLC acting as agent for Goldman Sachs & Co. LLC (Exhibit 10.2, Form 8-K filed April 2, 2018, File No. 001-08489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

12.1	Ratio of earnings to fixed charges for Dominion Energy, Inc. (filed herewith).	X

12.2	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.3	Ratio of earnings to fixed charges for Dominion Energy Gas Holdings, LLC (filed herewith).			X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Energy Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Energy Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

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
101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 4, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 4, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 4, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

May 4, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 4, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION ENERGY GAS HOLDINGS, LLC Registrant

May 4, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer