Form 10-Q
period 2018-06-30
DOMINION ENERGY INC /VA/; VIRGINIA ELECTRIC & POWER CO; Dominion Energy Gas Holdings, LLC
filed 2018-08-02
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Dominion Energy, Inc.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Virginia Electric and Power Company

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Dominion Energy Gas Holdings, LLC

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Energy Gas Holdings, LLC    Yes  ☐    No  ☒

At July 13, 2018, the latest practicable date for determination, Dominion Energy, Inc. had 653,765,671 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Energy, Inc. holds all of the membership interests of Dominion Energy Gas Holdings, LLC.

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

AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Duke and Southern Company Gas
BACT	Best available control technology
bcf	Billion cubic feet
Bear Garden	A 590 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion Energy and Caiman Energy II, LLC
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California Independent System Operator
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Colonial Trail West	An approximately 142 MW proposed utility-scale solar power station located in Surry County, Virginia
Companies	Dominion Energy, Virginia Power and Dominion Energy Gas, collectively
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Cove Point	Dominion Energy Cove Point LNG, LP
CPCN	Certificate of Public Convenience and Necessity
CWA	Clean Water Act
DECG	Dominion Energy Carolina Gas Transmission, LLC
DES	Dominion Energy Services, Inc.
DETI	Dominion Energy Transmission, Inc.
DGI	Dominion Generation, Inc.
DOE	U.S. Department of Energy
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

EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a wholly-owned subsidiary of NRG
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility joint venture between Dominion Energy and BP Wind Energy North America Inc. in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Infrastructure	Gas Infrastructure Group operating segment
GHG	Greenhouse gas
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a wholly-owned subsidiary of NRG
Greensville County	An approximately 1,588 MW natural gas-fired combined-cycle power station under construction in Greensville County, Virginia
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a wholly-owned subsidiary of NRG
Iroquois	Iroquois Gas Transmission System, L.P.
ISO-NE	ISO New England, Inc.
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
Liquefaction Project	A natural gas export/liquefaction facility at Cove Point

Abbreviation or Acronym	Definition
LNG	Liquefied natural gas
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NedPower	NedPower Mount Storm LLC, a wind-turbine facility joint venture between Dominion Energy and Shell Wind Energy, Inc. in Grant County, West Virginia
NGL	Natural gas liquid
NOx	Nitrogen oxide
NRC	Nuclear Regulatory Commission
NRG	The legal entity, NRG Energy, Inc., one or more of its consolidated subsidiaries or operating segments, or the entirety of NRG Energy, Inc. and its consolidated subsidiaries
NSPS	New Source Performance Standards
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PIPP	Percentage of Income Payment Plan deployed by East Ohio
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
Power Delivery	Power Delivery Group operating segment
Power Generation	Power Generation Group operating segment
ppb	Parts-per-billion
PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure deployed by Hope
PSD	Prevention of Significant Deterioration
Questar Gas	Questar Gas Company
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T1

A rate adjustment clause to recover the difference between revenues produced from transmission rates included in base rates, and the new total revenue requirement developed annually for the rate years effective September 1

Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland, Scott Solar and Whitehouse

Abbreviation or Acronym	Definition
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases
ROE	Return on equity
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA in which SCANA will become a wholly-owned subsidiary of Dominion Energy upon closing
SCE&G	South Carolina Electric & Gas Company, a wholly-owned subsidiary of SCANA
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	Securities and Exchange Commission
Spring Grove 1	An approximately 98 MW proposed utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial, Inc.
Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively
UEX Rider	Uncollectible Expense Rider deployed by East Ohio
Utah Commission	Public Service Commission of Utah
VDEQ	Virginia Department of Environmental Quality
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions, except per share amounts)
Operating Revenue(1)	$3,088	$2,813	$6,554	$6,197
Operating Expenses
Electric fuel and other energy-related purchases	623	498	1,367	1,073
Purchased (excess) electric capacity	23	(12)	37	(29)
Purchased gas	64	112	404	417
Other operations and maintenance	1,007	827	1,803	1,611
Depreciation, depletion and amortization	463	467	961	936
Other taxes	166	168	365	357
Total operating expenses	2,346	2,060	4,937	4,365
Income from operations	742	753	1,617	1,832
Other income	185	108	285	270
Interest and related charges	361	308	675	600
Income from operations including noncontrolling interests before income tax expense	566	553	1,227	1,502
Income tax expense	88	136	223	411
Net Income Including Noncontrolling Interests	478	417	1,004	1,091
Noncontrolling Interests	29	27	52	69
Net Income Attributable to Dominion Energy	$449	$390	$952	$1,022
Earnings Per Common Share
Net income attributable to Dominion Energy - Basic	$0.69	$0.62	$1.46	$1.63
Net income attributable to Dominion Energy - Diluted	0.69	0.62	1.46	1.63
Dividends Declared Per Common Share	$0.8350	$0.7550	$1.670	$1.510
(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Net income including noncontrolling interests	$478	$417	$1,004	$1,091
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(33)	28	78	71
Changes in unrealized net gains (losses) on investment securities(2)	(5)	35	(18)	93
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	33	(18)	41	(41)
Net realized (gains) losses on investment securities(4)	—	(4)	1	(32)
Net pension and other postretirement benefit costs(5)	17	11	42	24
Changes in other comprehensive income from equity method investees(6)	1	1	1	2
Total other comprehensive income	13	53	145	117
Comprehensive income including noncontrolling interests	491	470	1,149	1,208
Comprehensive income attributable to noncontrolling interests	29	27	53	69
Comprehensive income attributable to Dominion Energy	$462	$443	$1,096	$1,139

(1)

Net of $11 million and $(17) million tax for the three months ended June 30, 2018 and 2017, respectively, and net of $(26) million and $(44) million tax for the six months ended June 30, 2018 and 2017, respectively.

(2)

Net of $2 million and $(18) million tax for the three months ended June 30, 2018 and 2017, respectively, and net of $6 million and $(53) million tax for the six months ended June 30, 2018 and 2017, respectively.

(3)

Net of $(11) million and $11 million tax for the three months ended June 30, 2018 and 2017, respectively, and net of $(14) million and $25 million tax for the six months ended June 30, 2018 and 2017, respectively.

(4)

Net of $(1) million and $2 million tax for the three months ended June 30, 2018 and 2017, respectively, and net of $(1) million and $18 million tax for the six months ended June 30, 2018 and 2017, respectively.

(5)

Net of $(7) million and $(10) million tax for the three months ended June 30, 2018 and 2017, respectively, and net of $(8) million and $(18) million tax for the six months ended June 30, 2018 and 2017, respectively.

(6)	Net of $(1) million and $— million tax for the three months ended June 30, 2018 and 2017, respectively, and net of $(1) million tax for both the six months ended June 30, 2018 and 2017.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$190	$120
Customer receivables (less allowance for doubtful accounts of $19 and $17)	1,510	1,660
Other receivables (less allowance for doubtful accounts of $3 and $2)(2)	133	126
Inventories	1,429	1,477
Regulatory assets	616	294
Other	732	657
Total current assets	4,610	4,334
Investments
Nuclear decommissioning trust funds	5,159	5,093
Investment in equity method affiliates	1,710	1,544
Other	339	327
Total investments	7,208	6,964
Property, Plant and Equipment
Property, plant and equipment	76,458	74,823
Accumulated depreciation, depletion and amortization	(21,854)	(21,065)
Total property, plant and equipment, net	54,604	53,758
Deferred Charges and Other Assets
Goodwill	6,405	6,405
Regulatory assets	2,395	2,480
Other	2,853	2,644
Total deferred charges and other assets	11,653	11,529
Total assets	$78,075	$76,585

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,950	$3,078
Short-term debt	2,745	3,298
Accounts payable	660	875
Other(2)	2,563	2,385
Total current liabilities	8,918	9,636
Long-Term Debt
Long-term debt	26,679	25,588
Junior subordinated notes	3,981	3,981
Remarketable subordinated notes	1,382	1,379
Credit facility borrowings	73	—
Total long-term debt	32,115	30,948
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,844	4,523
Regulatory liabilities	7,065	6,916
Other(2)	5,097	5,192
Total deferred credits and other liabilities	17,006	16,631
Total liabilities	58,039	57,215
Commitments and Contingencies (see Note 16)
Equity
Common stock – no par(3)	10,782	9,865
Retained earnings	8,820	7,936
Accumulated other comprehensive loss	(1,538)	(659)
Total common shareholders' equity	18,064	17,142
Noncontrolling interests	1,972	2,228
Total equity	20,036	19,370
Total liabilities and equity	$78,075	$76,585

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	1 billion shares authorized; 654 million shares and 645 million shares outstanding at June 30, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Dominion Energy Shareholders		Total Common
	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions)
December 31, 2016	628	$8,550	$6,854	$(799)	$14,605	$2,235	$16,840
Net income including noncontrolling interests			1,022		1,022	69	1,091
Contributions from NRG to Four Brothers and Three Cedars					—	9	9
Issuance of common stock	2	156			156		156
Stock awards (net of change in unearned compensation)		11			11		11
Dividends and distributions			(949)		(949)	(82)	(1,031)
Other comprehensive income, net of tax				117	117		117
Other			11		11	1	12
June 30, 2017	630	$8,717	$6,938	$(682)	$14,973	$2,232	$17,205

December 31, 2017	645	$9,865	$7,936	$(659)	$17,142	$2,228	$19,370
Cumulative-effect of changes in accounting principles		(127)	1,029	(1,023)	(121)	127	6
Net income including noncontrolling interests			952		952	52	1,004
Issuance of common stock	9	662			662		662
Sale of Dominion Energy Midstream common units - net of offering costs					—	4	4
Remeasurement of noncontrolling interest in Dominion Energy Midstream		375			375	(375)	—
Stock awards (net of change in unearned compensation)		12			12		12
Dividends and distributions			(1,089)		(1,089)	(65)	(1,154)
Other comprehensive income, net of tax				144	144	1	145
Other		(5)	(8)		(13)		(13)
June 30, 2018	654	$10,782	$8,820	$(1,538)	$18,064	$1,972	$20,036

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2018	2017
(millions)
Operating Activities
Net income including noncontrolling interests	$1,004	$1,091
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,106	1,088
Deferred income taxes and investment tax credits	229	406
Proceeds from assignment of tower rental portfolio	—	91
Contribution to pension plan	—	(75)
Gains on sales of assets	(44)	—
Provision for rate credits to electric utility customers	215	—
Charge associated with future ash pond and landfill closure costs	81	—
Charge associated with FERC-regulated plant disallowance	129	—
Other adjustments	(42)	(64)
Changes in:
Accounts receivable	158	307
Inventories	31	21
Deferred fuel and purchased gas costs, net	(295)	(79)
Prepayments	(15)	32
Accounts payable	(151)	(211)
Accrued interest, payroll and taxes	(90)	(73)
Customer deposits	108	12
Margin deposit assets and liabilities	(34)	54
Net realized and unrealized changes related to derivative activities	82	34
Other operating assets and liabilities	(47)	(274)
Net cash provided by operating activities	2,425	2,360
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(2,046)	(2,748)
Acquisition of solar development projects	(51)	(280)
Proceeds from sales of securities	844	1,119
Purchases of securities	(890)	(1,156)
Proceeds from assignments of shale development rights	44	—
Contributions to equity method affiliates	(134)	(252)
Other	(3)	(4)
Net cash used in investing activities	(2,236)	(3,321)
Financing Activities
Issuance of short-term notes	1,450	—
Repayment of short-term debt, net	(553)	(322)
Issuance of long-term debt	2,400	2,730
Repayment of long-term debt	(2,840)	(490)
Credit facility borrowings	73	—
Issuance of common stock	662	156
Common dividend payments	(1,089)	(949)
Other	(123)	(162)
Net cash provided by (used in) financing activities	(20)	963
Increase in cash, restricted cash and equivalents	169	2
Cash, restricted cash and equivalents at beginning of period	185	322
Cash, restricted cash and equivalents at end of period	$354	$324
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)(2)
Accrued capital expenditures	$253	$270
(1)	See Note 10 for noncash activities related to equity method investments.
(2)	See Note 15 for noncash activities related to the remeasurement of Dominion Energy’s noncontrolling interest in Dominion Energy Midstream.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Operating Revenue(1)	$1,829	$1,747	$3,577	$3,578
Operating Expenses
Electric fuel and other energy-related purchases(1)	508	409	1,099	865
Purchased (excess) electric capacity	23	(12)	37	(29)
Other operations and maintenance:
Affiliated suppliers	74	75	157	153
Other	365	304	681	600
Depreciation and amortization	247	280	544	566
Other taxes	79	78	162	157
Total operating expenses	1,296	1,134	2,680	2,312
Income from operations	533	613	897	1,266
Other income	21	13	24	44
Interest and related charges(1)	126	125	258	245
Income before income tax expense	428	501	663	1,065
Income tax expense	89	183	140	391
Net Income	$339	$318	$523	$674
(1)	See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Net income	$339	$318	$523	$674
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	2	(3)	7	(3)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	(2)	4	(2)	11
Amounts reclassified to net income:
Net derivative (gains) losses on derivative-hedging activities(3)	—	1	—	1
Net realized (gains) losses on nuclear decommissioning trust funds(4)	—	(1)	—	(4)
Total other comprehensive income	—	1	5	5
Comprehensive income	$339	$319	$528	$679
(1)

Net of $— million and $2 million tax for the three months ended June 30, 2018 and 2017, respectively, and net of $(2) million and $2 million tax for the six months ended June 30, 2018 and 2017, respectively.

(2)

Net of $— million and $(3) million tax for the three months ended June 30, 2018 and 2017, respectively, and net of $1 million and $(7) million tax for the six months ended June 30, 2018 and 2017, respectively.

(3)	Net of $— million tax for both the three and six months ended June 30, 2018 and 2017.
(4)	Net of $— million tax for both the three months ended June 30, 2018 and 2017, and net of $— million and $2 million tax for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$20	$14
Customer receivables (less allowance for doubtful accounts of $10 at both dates)	994	951
Other receivables (less allowance for doubtful accounts of $1 at both dates)	46	64
Affiliated receivables	73	3
Inventories (average cost method)	814	850
Regulatory assets	552	205
Other(2)	169	137
Total current assets	2,668	2,224
Investments
Nuclear decommissioning trust funds	2,449	2,399
Other	4	3
Total investments	2,453	2,402
Property, Plant and Equipment
Property, plant and equipment	43,444	42,329
Accumulated depreciation and amortization	(13,683)	(13,277)
Total property, plant and equipment, net	29,761	29,052
Deferred Charges and Other Assets
Regulatory assets	729	810
Other(2)	719	651
Total deferred charges and other assets	1,448	1,461
Total assets	$36,330	$35,139
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$—	$850
Short-term debt	1,158	542
Accounts payable	296	361
Payables to affiliates	109	125
Affiliated current borrowings	25	33
Other(2)	1,321	1,009
Total current liabilities	2,909	2,920
Long-Term Debt	11,091	10,496
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,894	2,728
Asset retirement obligations	1,302	1,149
Regulatory liabilities	4,877	4,760
Other(2)	760	862
Total deferred credits and other liabilities	9,833	9,499
Total liabilities	23,833	22,915
Commitments and Contingencies (see Note 16)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	5,655	5,311
Accumulated other comprehensive income (loss)	(9)	62
Total common shareholder’s equity	12,497	12,224
Total liabilities and shareholder’s equity	$36,330	$35,139
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at June 30, 2018 and December 31, 2017.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2017	275	$5,738	$1,113	$5,311	$62	$12,224
Cumulative-effect of changes in accounting principles				79	(76)	3
Net income				523		523
Dividends				(257)		(257)
Other comprehensive income, net of tax					5	5
Other				(1)		(1)
June 30, 2018	275	$5,738	$1,113	$5,655	$(9)	$12,497

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2018	2017
(millions)
Operating Activities
Net income	$523	$674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	632	665
Deferred income taxes and investment tax credits	137	167
Proceeds from assignment of tower rental portfolio	—	91
Charge associated with future ash pond and landfill closure costs	81	—
Provision for rate credits to customers	215	—
Other adjustments	(19)	(20)
Changes in:
Accounts receivable	(26)	92
Affiliated receivables and payables	(86)	39
Inventories	36	19
Prepayments	(6)	(4)
Deferred fuel expenses, net	(357)	(78)
Accounts payable	(45)	(32)
Accrued interest, payroll and taxes	13	23
Net realized and unrealized changes related to derivative activities	54	27
Asset retirement obligations	(18)	(42)
Other operating assets and liabilities	64	(130)
Net cash provided by operating activities	1,198	1,491
Investing Activities
Plant construction and other property additions	(1,170)	(1,216)
Purchases of nuclear fuel	(55)	(116)
Acquisition of solar development projects	(43)	(3)
Proceeds from sales of securities	414	498
Purchases of securities	(436)	(517)
Other	4	(17)
Net cash used in investing activities	(1,286)	(1,371)
Financing Activities
Issuance of short-term debt, net	616	351
Repayment of affiliated current borrowings, net	(8)	(250)
Issuance of long-term debt	700	750
Repayment of long-term debt	(951)	(78)
Common dividend payments to parent	(257)	(854)
Other	(6)	(6)
Net cash provided by (used in) financing activities	94	(87)
Increase in cash, restricted cash and equivalents	6	33
Cash, restricted cash and equivalents at beginning of period	24	11
Cash, restricted cash and equivalents at end of period	$30	$44
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$159	$169

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Operating Revenue(1)	$459	$422	$985	$912
Operating Expenses
Purchased gas(1)	—	38	29	81
Other energy-related purchases	31	2	62	7
Other operations and maintenance:
Affiliated suppliers	26	20	49	45
Other	295	148	418	301
Depreciation and amortization	53	56	112	110
Other taxes	47	43	107	97
Total operating expenses	452	307	777	641
Income from operations	7	115	208	271
Earnings from equity method investee	5	4	14	11
Other income	32	27	65	52
Interest and related charges(1)	26	24	51	47
Income from operations before income taxes	18	122	236	287
Income tax expense	3	45	55	102
Net Income	$15	$77	$181	$185
(1)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Net income	$15	$77	$181	$185
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(20)	11	(7)	2
Amounts reclassified to net income:
Net derivative (gains) losses -hedging activities(2)	14	(12)	11	(1)
Net pension and other postretirement benefit costs(3)	1	2	2	2
Total other comprehensive income (loss)	(5)	1	6	3
Comprehensive income	$10	$78	$187	$188
(1)

Net of $7 million and $(7) million tax for the three months ended June 30, 2018 and 2017, respectively, and net of $3 million and $(1) million tax for the six months ended June 30, 2018 and 2017, respectively.

(2)

Net of $(5) million and $7 million tax for the three months ended June 30, 2018 and 2017, respectively, and net of $(4) million and $— million tax for the six months ended June 30, 2018 and 2017, respectively.

(3)	Net of $— million tax for both the three months ended June 30, 2018 and 2017, respectively, and net of $(1) million tax for both the six months ended June 30, 2018 and 2017.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$5	$4
Customer receivables (less allowance for doubtful accounts of less than $1 and $1)(2)	223	297
Other receivables (less allowance for doubtful accounts of $1 at both dates)(2)	22	15
Affiliated receivables	31	10
Inventories	82	64
Gas imbalances(2)	62	46
Prepayments	86	112
Other	60	52
Total current assets	571	600
Investments	97	97
Property, Plant and Equipment
Property, plant and equipment	11,341	11,173
Accumulated depreciation and amortization	(3,111)	(3,018)
Total property, plant and equipment, net	8,230	8,155
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	1,907	1,828
Other(2)	1,278	1,260
Total deferred charges and other assets	3,185	3,088
Total assets	$12,083	$11,940
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$188	$629
Accounts payable	97	193
Payables to affiliates	15	62
Affiliated current borrowings	56	18
Other(2)	406	439
Total current liabilities	762	1,341
Long-Term Debt	4,062	3,570
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,489	1,454
Regulatory liabilities	1,253	1,227
Other	189	185
Total deferred credits and other liabilities	2,931	2,866
Total liabilities	7,755	7,777
Commitments and Contingencies (see Note 16)
Equity
Membership interests	4,446	4,261
Accumulated other comprehensive loss	(118)	(98)
Total equity	4,328	4,163
Total liabilities and equity	$12,083	$11,940
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Membership Interests	AOCI	Total
(millions)
December 31, 2017	$4,261	$(98)	$4,163
Cumulative-effect of changes in accounting principles	29	(26)	3
Net income	181		181
Distributions	(25)		(25)
Other comprehensive income, net of tax		6	6
June 30, 2018	$4,446	$(118)	$4,328

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2018	2017
(millions)
Operating Activities
Net income	$181	$185
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(44)	—
Charge associated with FERC-regulated plant disallowance	129	—
Depreciation and amortization	112	110
Deferred income taxes and investment tax credits	27	112
Other adjustments	4	(6)
Changes in:
Accounts receivable	67	73
Affiliated receivables and payables	(68)	(19)
Inventories	(18)	(12)
Deferred purchased gas costs, net	8	11
Prepayments	26	18
Accounts payable	(101)	(97)
Accrued interest, payroll and taxes	(51)	(52)
Pension and other postretirement benefits	(72)	(65)
Other operating assets and liabilities	7	(3)
Net cash provided by operating activities	207	255
Investing Activities
Plant construction and other property additions	(316)	(309)
Proceeds from assignments of shale development rights	44	—
Other	(6)	(1)
Net cash used in investing activities	(278)	(310)
Financing Activities
Issuance (repayment) of short-term debt, net	(441)	155
Issuance of long-term debt	500	—
Issuance (repayment) of affiliated current borrowings, net	38	(94)
Distribution payments to parent	(25)	(15)
Other	(2)	—
Net cash provided by financing activities	70	46
Decrease in cash, restricted cash and equivalents	(1)	(9)
Cash, restricted cash and equivalents at beginning of period	30	43
Cash, restricted cash and equivalents at end of period	$29	$34
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$51	$44

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Energy Gas. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Dominion Energy Gas is a holding company that conducts business activities through a regulated interstate natural gas transmission pipeline and underground storage system in the Northeast, mid-Atlantic and Midwest states, regulated gas transportation and distribution operations in Ohio, and gas gathering and processing activities primarily in West Virginia, Ohio and Pennsylvania. In addition, other Dominion Energy subsidiaries provide merchant generation, LNG terminalling services, natural gas transmission and distribution services primarily in the eastern and Rocky Mountain regions of the U.S.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of June 30, 2018, their results of operations for the three and six months ended June 30, 2018 and 2017, their cash flows for the six months ended June 30, 2018 and 2017, Dominion Energy’s changes in equity for the six months ended June 30, 2018 and 2017 and Virginia Power and Dominion Energy Gas’ changes in equity for the six months ended June 30, 2018. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At June 30, 2018, Dominion Energy owns the general partner, 60.9% of the common units and 37.5% of the convertible preferred interests in Dominion Energy Midstream. The public’s ownership interest in Dominion Energy Midstream is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Also, at June 30, 2018, Dominion Energy owns 50% of the units in and consolidates Four Brothers and Three Cedars. NRG’s ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy merchant solar projects, is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred at June 30, 2018 nor are expected to occur in the remainder of 2018.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies’ 2017 Consolidated Financial Statements and Notes have been reclassified as a result of the adoption of revised accounting guidance pertaining to certain net periodic pension and other postretirement benefit costs, restricted cash and equivalents and certain distributions from equity method investees. In addition, certain other amounts have been reclassified to conform to the 2018 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power and/or Dominion Energy Gas, where applicable. The effects of the adoption of new accounting standards on the Consolidated Financial Statements are described below. With the exception of the property, plant and equipment item described below, there have been no other significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Dominion Energy and Virginia Power collect sales, consumption and consumer utility taxes and Dominion Energy Gas collects sales taxes; however, these amounts are excluded from revenue. Dominion Energy’s customer receivables include accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to utility customers. Virginia Power’s customer receivables include accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to customers. Dominion Energy Gas’ customer receivables include accrued unbilled revenue based on estimated amounts of natural gas delivered and services provided but not yet billed to customers.

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

•	Nonregulated gas transportation and storage sales consist primarily of LNG terminalling services;
•	Other regulated revenue consists primarily of miscellaneous service revenue from electric and gas distribution operations and sales of excess electric capacity and other commodities; and
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

Revenues from electric and gas sales are recognized over time, as the customers of the Companies consume gas and electricity as it is delivered. Transportation and storage contracts are primarily stand-ready service contracts that include fixed reservation and variable usage fees. LNG terminalling services are also stand-ready service contracts, primarily consisting of fixed fees, offset by service credits associated with the start-up phase of the Liquefaction Project. Fixed fees are recognized ratably over the life of the contract as the stand-ready performance obligation is satisfied, while variable usage fees are recognized when Dominion Energy and Dominion Energy Gas have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the performance obligation completed to date. Sales of products, such as NGLs, typically transfer control and are recognized as revenue upon delivery of the product. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. Payment for most sales and services varies by contract type, but is typically due within a month of billing.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The Companies hold restricted cash and equivalent balances that primarily consist of amounts held for certain customer deposits, future debt payments on SBL Holdco and Dominion Solar Projects III, Inc.’s term loan agreements and a distribution reserve at Cove Point. Upon adoption of revised accounting guidance in January 2018, restricted cash and equivalents are included within the Companies’ Consolidated Statements of Cash Flows, with the change in balance no longer considered a separate investing activity.  The guidance required retrospective application which resulted in an adjustment to Dominion Energy and Dominion Energy Gas’ other cash provided by (used in) investing activities for the six months ended June 30, 2017, which had been previously reported as $4 million and $(11) million, respectively. There was no impact to Virginia Power for the six months ended June 30, 2017. The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	June 30, 2018	June 30, 2017	December 31, 2017	December 31, 2016
(millions)
Dominion Energy
Cash and cash equivalents	$190	$260	$120	$261
Restricted cash and equivalents(1)	164	64	65	61
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$354	$324	$185	$322
Virginia Power
Cash and cash equivalents	$20	$44	$14	$11
Restricted cash and equivalents(1)	10	—	10	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$30	$44	$24	$11
Dominion Energy Gas
Cash and cash equivalents	$5	$4	$4	$23
Restricted cash and equivalents (1)	24	30	26	20
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$29	$34	$30	$43
(1)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Distributions from Equity Method Investees

Dominion Energy and Dominion Energy Gas each hold investments that are accounted for under the equity method of accounting. Effective January 2018, Dominion Energy and Dominion Energy Gas classify distributions from equity method investees as either cash flows from operating activities or cash flows from investing activities in the Consolidated Statements of Cash Flows according to the nature of the distribution. Distributions received are classified on the basis of the nature of the activity of the investee that generated the distribution as either a return on investment (classified as cash flows from operating activities) or a return of an investment (classified as cash flows from investing activities) when such information is available to Dominion Energy and Dominion Energy Gas. Previously, distributions were determined to be either a return on an investment or return of an investment based on a cumulative earnings approach whereby any distributions received in excess of earnings were considered to be a return of an investment. Dominion Energy and Dominion Energy Gas have applied this approach on a retrospective basis. As a result, distributions from equity method investees were reclassified within Dominion Energy’s Consolidated Statement of Cash Flows between distributions from equity method affiliates to other adjustments from operating activities, which were previously reported as $(72) million for the six months ended June 30, 2017. There was no impact to Dominion Energy Gas for the six months ended June 30, 2017.

Property, Plant and Equipment

In the second quarter of 2018, Virginia Power recorded an adjustment for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements. This adjustment resulted in a decrease of $46 million ($36 million after-tax) in depreciation expense in Virginia Power’s Consolidated Statements of Income. This revision is expected to decrease annual depreciation expense by approximately $30 million ($23 million after-tax).

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

Decommissioning Trust Investments – Special Considerations for Debt Securities

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

As a result of adopting this revised accounting guidance, Dominion Energy and Dominion Energy Gas recorded offsetting operating revenue and other energy-related purchases of $25 million and $50 million in the Consolidated Statements of Income for non-cash consideration for performing processing and fractionation services related to NGLs for the three and six months ended June 30, 2018, respectively. No such amounts were recorded during the three and six months ended June 30, 2017. Dominion Energy and Dominion Energy Gas no longer record offsetting operating revenue and purchased gas for fuel retained to offset costs on certain transportation and storage arrangements. Such amounts at Dominion Energy were $31 million and $63 million, respectively, and Dominion Energy Gas were $24 million and $48 million, respectively, recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2017.

Financial Instruments

In January 2016, the FASB issued revised accounting guidance for the recognition, measurement, presentation and disclosure of financial instruments. The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2018 and the Companies adopted the standard using the modified retrospective method. Upon adoption of this guidance for equity securities held at January 1, 2018, Dominion Energy and Virginia Power recorded the cumulative-effect of a change in accounting principle to reclassify net unrealized gains from AOCI to retained earnings and to recognize equity securities previously categorized as cost method investments at fair value (using NAV) in nuclear decommissioning trust funds in the Consolidated Balance Sheets and a cumulative-effect adjustment to retained earnings. Dominion Energy and Virginia Power reclassified approximately $1.1 billion ($734 million after-tax) and $119 million ($73 million after-tax), respectively, of net unrealized gains from AOCI to retained earnings. Dominion Energy and Virginia Power also recorded approximately $36 million ($22 million after-tax) in net unrealized gains on equity securities previously classified as cost method investments, of which $3 million was recorded to retained earnings and $33 million was recorded to regulatory liabilities for net unrealized gains subject to cost-based regulation. As a result of adopting this revised accounting guidance, Dominion Energy recorded unrealized gains on equity securities, net of regulatory deferrals, of $45 million ($36 million after-tax) and unrealized losses on equity securities, net of regulatory deferrals, of $2 million ($2 million after-tax) in other income in the Consolidated Statements of Income for the three and six months ended June 30, 2018, respectively, resulting in a $0.06 gain per share for the three months ended June 30, 2018. There was no impact to per share amounts at Dominion Energy for the six months ended June 30, 2018. Virginia Power recorded unrealized gains on equity securities, net of regulatory deferrals, of $6 million ($5 million after-tax) and unrealized losses on equity securities, net of regulatory deferrals, of $2 million ($2 million after-tax), respectively, in other income in the Consolidated Statements of Income for the three and six months ended June 30, 2018.

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

This guidance became effective for the Companies beginning January 1, 2018 with a retrospective adoption for income statement presentation and a prospective adoption for capitalization. Dominion Energy’s and Dominion Energy Gas’ Consolidated Statements of Income for the six months ended June 30, 2017 have been recast to reflect retrospective adoption for the presentation of the non-service cost component of net periodic pension and other postretirement benefit costs. Previously, the non-service cost component for Dominion Energy and Dominion Energy Gas was reflected in other operations and maintenance in the Consolidated Statements of Income, along with the service cost component of net periodic pension and other postretirement benefit costs. Subsequent to the adoption of this guidance, the non-service cost component of net periodic pension and other postretirement benefit costs is recorded in other income in the Consolidated Statements of Income. As previously reported, Dominion Energy’s other operations and maintenance expense and other income for the three months ended June 30, 2017 were $779 million and $60 million, respectively, and were $1.5 billion and $176 million for the six months ended June 30, 2017, respectively. Dominion Energy Gas’ other operations and maintenance expense and other income for the three months ended June 30, 2017 were $126 million and $5 million, respectively, and were $259 million and $10 million for the six months ended June 30, 2017, respectively.

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

The transaction requires approval of SCANA’s shareholders, FERC, applicable state commissions and the NRC and clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act. In January 2018, SCANA and Dominion Energy filed for review and approval from the South Carolina Public Service Commission, the North Carolina Utilities Commission, the Georgia Public Service Commission and the NRC. In February 2018, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act. Also in February 2018, Dominion Energy and SCANA filed for review and approval by FERC. In March 2018, the Georgia Public Service Commission approved the proposed merger. In July 2018, FERC and SCANA’s shareholders approved the proposed merger. Dominion Energy is not required to accept an order by the South Carolina Public Service Commission approving Dominion Energy’s merger with SCANA if such order contains any material change to the terms, conditions or undertakings set forth in the cost recovery plan related to the V.C. Summer Units 2 and 3 new nuclear development project or any significant changes to the economic value of the cost recovery plan. In addition, the SCANA Merger Agreement provides that Dominion Energy will have the right to refuse to close the merger if there shall have occurred any substantive change in the Base Load Review Act or other laws governing South Carolina public utilities which has or would reasonably be expected to have an adverse effect on SCE&G. The SCANA Merger Agreement contains certain termination rights for both Dominion Energy and SCANA, and provides that, upon termination of the SCANA Merger Agreement under specified circumstances, Dominion Energy would be required to pay a termination fee of $280 million to SCANA and SCANA would be required to pay Dominion Energy a termination fee of $240 million. Subject to receipt of required regulatory approvals and meeting closing conditions, Dominion Energy targets closing by the end of 2018.

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

In May 2017, Dominion Energy entered into an agreement to acquire 100% of the equity interests of two solar projects in Virginia from Hecate Energy Virginia C&C LLC for cash consideration of $56 million. Dominion Energy completed the acquisition of one of the projects in June 2017 for $16 million and the facility commenced commercial operations in August 2017. The second acquisition was completed in September 2017 for $40 million and the facility commenced commercial operations in November 2017. The projects cost $57 million, including initial acquisition costs, and generate approximately 30 MW combined.

In June 2017, Dominion Energy entered into an agreement to acquire 100% of the equity interests of four solar projects in North Carolina from Strata Solar Development, LLC and Moorings Farm 2 Holdco, LLC for cash consideration of $40 million. Dominion Energy completed the acquisition of two of the projects in June 2017 at a cost of $20 million. The final two acquisitions were completed in October 2017 for $20 million. The projects commenced commercial operations in November 2017 at a cost of $41 million, including the initial acquisition costs, and generate approximately 20 MW combined.

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

Note 4. Operating Revenue

The Companies’ operating revenue, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, consists of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
(millions)
Dominion Energy
Regulated electric sales:
Residential	$788	$1,605
Commercial	636	1,160
Industrial	121	228
Government and other retail	210	423
Wholesale	23	65
Nonregulated electric sales	282	700
Regulated gas sales:
Residential	116	480
Commercial	34	137
Other	1	11
Nonregulated gas sales	9	97
Regulated gas transportation and storage:
FERC-regulated	272	534
State-regulated	144	334
Nonregulated gas transportation and storage	124	124
Other regulated revenues	44	94
Other nonregulated revenues(1)(2)	141	277
Total operating revenue from contracts with customers	2,945	6,269
Other revenues	143	285
Total operating revenue	$3,088	$6,554
Virginia Power
Regulated electric sales:
Residential	$788	$1,605
Commercial	636	1,160
Industrial	121	228
Government and other retail	210	423
Wholesale	23	65
Other regulated revenues	33	65
Other nonregulated revenues(1)	18	31
Total operating revenue from contracts with customers	$1,829	$3,577
Dominion Energy Gas
Regulated gas sales:
Residential	$13	$42
Other	2	9
Nonregulated gas sales(1)	1	3
Regulated gas transportation and storage:
FERC-regulated(1)	183	382
State-regulated(1)	139	319
NGL revenue(1)(2)	50	104
Management service revenue(1)	60	107
Other regulated revenues(1)	4	12
Other nonregulated revenues(1)	4	6
Total operating revenue from contracts with customers	456	984
Other revenues(1)	3	1
Total operating revenue	$459	$985

(1)	See Notes 10 and 18 for amounts attributable to related parties and affiliates.

(2)

Amounts above include $33 million and $21 million for the three months ended June 30, 2018, and $63 million and $47 million for the six months ended June 30, 2018 primarily consisting of NGL sales at Dominion Energy and Dominion Energy Gas, respectively, which are considered to be goods transferred at a point in time.

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

Revenue expected to be recognized on multi-year contracts in place at June 30, 2018	2018	2019	2020	2021	2022	Thereafter	Total
(millions)
Dominion Energy	$851	$1,686	$1,578	$1,466	$1,335	$15,240	$22,156
Virginia Power	11	21	3	1	—	—	36
Dominion Energy Gas	324	633	570	485	394	2,168	4,574

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to a customer. At both June 30, 2018 and December 31, 2017, Dominion Energy’s contract asset balances were $46 million. Dominion Energy Gas’ contract asset balances were $64 million and $66 million at June 30, 2018 and December 31, 2017, respectively. Dominion Energy and Dominion Energy Gas’ contract assets are recorded in other deferred charges and other assets in the Consolidated Balance Sheets. Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At June 30, 2018 and December 31, 2017, Dominion Energy’s contract liability balances were $71 million and $132 million, respectively. At June 30, 2018 and December 31, 2017, Virginia Power’s contract liability balances were $25 million and $50 million, respectively. At June 30, 2018 and December 31, 2017, Dominion Energy Gas’ contract liability balances were $14 million and $41 million, respectively. During the six months ended June 30, 2018, Dominion Energy, Virginia Power and Dominion Energy Gas recognized revenue of $88 million, $21 million and $40 million, respectively, from the beginning contract liability balances as the Companies fulfilled their obligations to provide service to their customers. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

The Companies’ operating revenue, prior to the adoption of revised guidance for revenue recognition from contracts with customers, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
(millions)
Dominion Energy
Electric sales:
Regulated	$1,716	$3,482
Nonregulated	307	734
Gas sales:
Regulated	151	599
Nonregulated	110	254
Gas transportation and storage	430	922
Other	99	206
Total operating revenue	$2,813	$6,197
Virginia Power
Regulated electric sales	$1,716	$3,482
Other	31	96
Total operating revenue	$1,747	$3,578
Dominion Energy Gas
Gas sales:
Regulated	$15	$47
Nonregulated	8	10
Gas transportation and storage	342	738
Other	57	117
Total operating revenue	$422	$912

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power		Dominion Energy Gas
Six Months Ended June 30,	2018	2017	2018	2017	2018	2017
U.S. statutory rate	21.0%	35.0%	21.0%	35.0%	21.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.8	2.8	4.5	3.7	3.6	1.5
Investment tax credits	(0.9)	(5.5)	(1.4)	(0.8)	—	—
Production tax credits	(0.7)	(0.8)	(0.7)	(0.5)	—	—
Reversal of excess deferred income taxes	(1.5)	—	(2.0)	—	(1.2)	—
State legislative change	(1.6)	—	—	—	0.3	—
AFUDC - equity	(1.0)	(1.4)	(0.5)	(0.6)	(0.4)	(1.0)
Other, net	(1.0)	(2.6)	0.3	(0.1)	0.2	—
Effective tax rate	18.1%	27.5%	21.2%	36.7%	23.5%	35.5%

The 2017 Tax Reform Act reduced the statutory federal income tax rate to 21% beginning in January 2018. Accordingly, current income taxes, and deferred income taxes that originate in 2018, are being recorded at the new 21% rate.  For the Companies’ rate-regulated entities, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%.  For the three and six months ended June 30, 2018, the Companies have recorded an estimate of the portion of excess deferred income tax amortization expected to occur in 2018.  The reversal of these excess deferred income taxes will impact the effective tax rate, and may ultimately impact rates charged to customers. As described in Note 13 to the Consolidated Financial Statements, the Companies decreased revenue and increased regulatory liabilities to offset these deferred tax impacts in accordance with applicable regulatory commission orders or formula rate mechanisms. In addition, Dominion Energy and Dominion Energy Gas’ effective tax rates reflect the impacts of a state legislative change enacted in the second quarter of 2018 that was retroactive to January 1, 2018.

Beginning in 2018, the 2017 Tax Reform Act limits the deductibility of interest expense to 30% of adjusted taxable income for certain businesses, with any disallowed interest carried forward indefinitely. Subject to additional guidance in yet to be issued regulations, the Companies expect interest expense to be deductible in 2018.

The Companies continue to evaluate the changes in accelerated depreciation for income tax purposes and state conformity to the provisions of the 2017 Tax Reform Act. As of June 30, 2018, there have been no changes to the provisional amounts recorded at December 31, 2017. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, for a discussion of the impacts of the 2017 Tax Reform Act.

As of June 30, 2018, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions, except EPS)
Net income attributable to Dominion Energy	$449	$390	$952	$1,022
Average shares of common stock outstanding – Basic	652.8	629.2	651.6	628.7
Net effect of dilutive securities	0.3	—	0.2	—
Average shares of common stock outstanding – Diluted	653.1	629.2	651.8	628.7
Earnings Per Common Share – Basic	$0.69	$0.62	$1.46	$1.63
Earnings Per Common Share – Diluted	$0.69	$0.62	$1.46	$1.63

The 2014 Equity Units were potentially dilutive securities, but were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2017, as the diluted stock price threshold was not met. The 2016 Equity Units are potentially dilutive securities, but were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2018 and 2017, as the dilutive stock price threshold was not met. The Dominion Energy Midstream convertible preferred units are potentially dilutive securities but had no effect on the calculation of diluted EPS for the three and six months ended June 30, 2018 and 2017. In calculating diluted EPS in connection with the Dominion Energy Midstream convertible preferred units, Dominion Energy applies the if-converted method. The forward sales agreements, effective April 2018, are potentially dilutive securities but had no effect on the calculation of diluted EPS for the three and six months ended June 30, 2018. See Note 15 for more information regarding the forward sales agreements. In calculating diluted EPS in connection with the forward sales agreements, Dominion Energy applies the treasury stock method.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended June 30, 2018
Beginning balance	$(248)	$3	$(1,303)	$(3)	$(1,551)
Other comprehensive income before reclassifications: gains (losses)	(33)	(5)	—	1	(37)
Amounts reclassified from AOCI: (gains) losses(1)	33	—	17	—	50
Net current period other comprehensive income (loss)	—	(5)	17	1	13
Ending balance	$(248)	$(2)	$(1,286)	$(2)	$(1,538)
Three Months Ended June 30, 2017
Beginning balance	$(260)	$599	$(1,069)	$(5)	$(735)
Other comprehensive income before reclassifications: gains (losses)	28	35	—	1	64
Amounts reclassified from AOCI: (gains) losses(1)	(18)	(4)	11	—	(11)
Net current period other comprehensive income (loss)	10	31	11	1	53
Ending balance	$(250)	$630	$(1,058)	$(4)	$(682)
Six Months Ended June 30, 2018
Beginning balance	$(302)	$747	$(1,101)	$(3)	$(659)
Other comprehensive income before reclassifications: gains (losses)	78	(18)	—	1	61
Amounts reclassified from AOCI: (gains) losses(1)	41	1	42	—	84
Net current period other comprehensive income (loss)	119	(17)	42	1	145
Cumulative-effect of changes in accounting principle	(64)	(732)	(227)	—	(1,023)
Less other comprehensive income attributable to noncontrolling interest	1	—	—	—	1
Ending balance	$(248)	$(2)	$(1,286)	$(2)	$(1,538)
Six Months Ended June 30, 2017
Beginning balance	$(280)	$569	$(1,082)	$(6)	$(799)
Other comprehensive income before reclassifications: gains (losses)	71	93	—	2	166
Amounts reclassified from AOCI: (gains) losses(1)	(41)	(32)	24	—	(49)
Net current period other comprehensive income (loss)	30	61	24	2	117
Ending balance	$(250)	$630	$(1,058)	$(4)	$(682)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$16	Operating revenue
Interest rate contracts	12	Interest and related charges
Foreign currency contracts	16	Other income
Total	44
Tax	(11)	Income tax expense
Total, net of tax	$33
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$1	Other income
Total	1
Tax	(1)	Income tax expense
Total, net of tax	$—
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	29	Other income
Total	24
Tax	(7)	Income tax expense
Total, net of tax	$17
Three Months Ended June 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(19)	Operating revenue
	(2)	Electric fuel and other energy-related purchases
Interest rate contracts	11	Interest and related charges
Foreign currency contracts	(19)	Other income
Total	(29)
Tax	11	Income tax expense
Total, net of tax	$(18)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(11)	Other income
Impairment	5	Other income
Total	(6)
Tax	2	Income tax expense
Total, net of tax	$(4)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	26	Other income
Total	21
Tax	(10)	Income tax expense
Total, net of tax	$11
Six Months Ended June 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$28	Operating revenue
	2	Purchased gas
	(7)	Electric fuel and other energy-related purchases
Interest rate contracts	24	Interest and related charges

Foreign currency contracts	8	Other income
Total	55
Tax	(14)	Income tax expense
Total, net of tax	$41
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$2	Other income
Total	2
Tax	(1)	Income tax expense
Total, net of tax	$1
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(11)	Other income
Amortization of actuarial losses	61	Other income
Total	50
Tax	(8)	Income tax expense
Total, net of tax	$42
Six Months Ended June 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(81)	Operating revenue
	(2)	Electric fuel and other energy-related purchases
Interest rate contracts	23	Interest and related charges
Foreign currency contracts	(6)	Other income
Total	(66)
Tax	25	Income tax expense
Total, net of tax	$(41)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(64)	Other income
Impairment	14	Other income
Total	(50)
Tax	18	Income tax expense
Total, net of tax	$(32)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(9)	Other income
Amortization of actuarial losses	51	Other income
Total	42
Tax	(18)	Income tax expense
Total, net of tax	$24

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended June 30, 2018
Beginning balance	$(10)	$1	$(9)
Other comprehensive income before reclassifications: gains (losses)	2	(2)	—
Amounts reclassified from AOCI: (gains) losses	—	—	—
Net current period other comprehensive income (loss)	2	(2)	—
Ending balance	$(8)	$(1)	$(9)
Three Months Ended June 30, 2017
Beginning balance	$(8)	$58	$50
Other comprehensive income before reclassifications: gains (losses)	(3)	4	1
Amounts reclassified from AOCI: (gains) losses(1)	1	(1)	—
Net current period other comprehensive income (loss)	(2)	3	1
Ending balance	$(10)	$61	$51
Six Months Ended June 30, 2018
Beginning balance	$(12)	$74	$62
Other comprehensive income before reclassifications: gains (losses)	7	(2)	5
Amounts reclassified from AOCI: (gains) losses	—	—	—
Net current period other comprehensive income (loss)	7	(2)	5
Cumulative-effect of changes in accounting principle	(3)	(73)	(76)
Ending balance	$(8)	$(1)	$(9)
Six Months Ended June 30, 2017
Beginning balance	$(8)	$54	$46
Other comprehensive income before reclassifications: gains (losses)	(3)	11	8
Amounts reclassified from AOCI: (gains) losses(1)	1	(4)	(3)
Net current period other comprehensive income (loss)	(2)	7	5
Ending balance	$(10)	$61	$51
(1)	See table below for details about these reclassifications.

The following table presents Virginia Power’s reclassifications out of AOCI by component. Reclassifications out of AOCI were immaterial for the three and six months ended June 30, 2018.

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$1	Interest and related charges
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(1)	Other income
Total	(1)
Tax	—	Income tax expense
Total, net of tax	$(1)
Six Months Ended June 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$1	Interest and related charges
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(7)	Other income
Impairment	1	Other income
Total	(6)
Tax	2	Income tax expense
Total, net of tax	$(4)

Dominion Energy Gas

The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension costs	Total
(millions)
Three Months Ended June 30, 2018
Beginning balance	$(18)	$(95)	$(113)
Other comprehensive income before reclassifications: gains (losses)	(20)	—	(20)
Amounts reclassified from AOCI: (gains) losses(1)	14	1	15
Net current period other comprehensive income (loss)	(6)	1	(5)
Ending balance	$(24)	$(94)	$(118)
Three Months Ended June 30, 2017
Beginning balance	$(22)	$(99)	$(121)
Other comprehensive income before reclassifications: gains (losses)	11	—	11
Amounts reclassified from AOCI: (gains) losses(1)	(12)	2	(10)
Net current period other comprehensive income (loss)	(1)	2	1
Ending balance	$(23)	$(97)	$(120)
Six Months Ended June 30, 2018
Beginning balance	$(23)	$(75)	$(98)
Other comprehensive income before reclassifications: gains (losses)	(7)	—	(7)
Amounts reclassified from AOCI: (gains) losses(1)	11	2	13
Net current period other comprehensive income (loss)	4	2	6
Cumulative-effect of changes in accounting principle	(5)	(21)	(26)
Ending balance	$(24)	$(94)	$(118)
Six Months Ended June 30, 2017
Beginning balance	$(24)	$(99)	$(123)
Other comprehensive income before reclassifications: gains (losses)	2	—	2
Amounts reclassified from AOCI: (gains) losses(1)	(1)	2	1
Net current period other comprehensive income (loss)	1	2	3
Ending balance	$(23)	$(97)	$(120)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$2	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	16	Other income
Total	19
Tax	(5)	Income tax expense
Total, net of tax	$14
Unrecognized pension costs:
Actuarial losses	$1	Other income
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Three Months Ended June 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(1)	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	(19)	Other income
Total	(19)
Tax	7	Income tax expense
Total, net of tax	$(12)
Unrecognized pension costs:
Actuarial losses	$2	Other income
Total	2
Tax	—	Income tax expense
Total, net of tax	$2
Six Months Ended June 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$5	Operating revenue
Interest rate contracts	2	Interest and related charges
Foreign currency contracts	8	Other income
Total	15
Tax	(4)	Income tax expense
Total, net of tax	$11
Unrecognized pension costs:
Actuarial losses	$3	Other income
Total	3
Tax	(1)	Income tax expense
Total, net of tax	$2
Six Months Ended June 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$3	Operating revenue
Interest rate contracts	2	Interest and related charges
Foreign currency contracts	(6)	Other income
Total	(1)
Tax	—	Income tax expense

Total, net of tax	$(1)
Unrecognized pension costs:
Actuarial losses	$3	Other income
Total	3
Tax	(1)	Income tax expense
Total, net of tax	$2

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018. See Note 9 in this report for further information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at June 30, 2018.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$90	Discounted cash flow	Market price (per Dth)	(3)	(1) - 6	—
FTRs	7	Discounted cash flow	Market price (per MWh)	(3)	(1) - 6	—
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	2 - 6	3
			Price volatility	(4)	13% - 35%	23%
Electricity	24	Option model	Market price (per MWh)	(3)	24 - 51	37
			Price volatility	(4)	4% - 62%	29%
Total assets	$122
Liabilities
Financial forwards:
FTRs	$3	Discounted cash flow	Market price (per MWh)	(3)	(1) - 6	1
Total liabilities	$3
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2018
Assets
Derivatives:
Commodity	$—	$37	$122	$159
Interest rate	—	58	—	58
Foreign currency	—	33	—	33
Investments(1):
Equity securities:
U.S.	3,529	—	—	3,529
Fixed income securities:
Corporate debt instruments	—	445	—	445
Government securities	270	837	—	1,107
Cash equivalents and other	14	—	—	14
Total assets	$3,813	$1,410	$122	$5,345
Liabilities
Derivatives:
Commodity	$—	$52	$3	$55
Interest rate	—	58	—	58
Foreign currency	—	5	—	5
Total liabilities	$—	$115	$3	$118
At December 31, 2017
Assets
Derivatives:
Commodity	$—	$101	$157	$258
Interest rate	—	17	—	17
Foreign currency	—	32	—	32
Investments(1):
Equity securities:
U.S.	3,493	—	—	3,493
Fixed income securities:
Corporate debt instruments	—	444	—	444
Government securities	307	794	—	1,101
Cash equivalents and other	34	—	—	34
Total assets	$3,834	$1,388	$157	$5,379
Liabilities
Derivatives:
Commodity	$—	$190	$7	$197
Interest rate	—	85	—	85
Foreign currency	—	2	—	2
Total liabilities	$—	$277	$7	$284

(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $211 million and $88 million of assets at June 30, 2018 and December 31, 2017, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(millions)
Beginning balance	$120	$130	$150	$139
Total realized and unrealized gains (losses):
Included in earnings	(2)	(10)	(20)	(25)
Included in other comprehensive income	—	—	1	—
Included in regulatory assets/liabilities	11	32	(10)	23
Settlements	(10)	—	(3)	12
Transfers out of Level 3	—	—	1	3
Ending balance	$119	$152	$119	$152

The following table presents Dominion Energy’s classification of gains and losses included in earnings in the Level 3 fair value category. The unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date were not material for the three and six months ended June 30, 2018  and 2017.

	Operating Revenue	Electric Fuel and Other Energy-Related Purchases	Total
(millions)
Three Months Ended June 30, 2018
Total gains (losses) included in earnings	$—	$(2)	$(2)
Three Months Ended June 30, 2017
Total gains (losses) included in earnings	$—	$(10)	$(10)
Six Months Ended June 30, 2018
Total gains (losses) included in earnings	$(1)	$(19)	$(20)
Six Months Ended June 30, 2017
Total gains (losses) included in earnings	$—	$(25)	$(25)

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at June 30, 2018.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$86	Discounted cash flow	Market price (per Dth)	(3)	(1) - 6	(1)
FTRs	7	Discounted cash flow	Market price (per MWh)	(3)	(1) - 6	—
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	2 - 6	3
			Price volatility	(4)	13% - 35%	23%
Electricity	24	Option model	Market price (per MWh)	(3)	24 - 51	37
			Price volatility	(4)	4% - 62%	29%
Total assets	$118
Liabilities
Financial forwards:
FTRs	$3	Discounted cash flow	Market price (per MWh)	(3)	(1) - 6	1
Total liabilities	$3
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2018
Assets
Derivatives:
Commodity	$—	$8	$118	$126
Interest rate	—	21	—	21
Investments(1):
Equity securities:
U.S.	1,584	—	—	1,584
Fixed income securities:
Corporate debt instruments	—	227	—	227
Government securities	164	328	—	492
Cash equivalents and other	3	—	—	3
Total assets	$1,751	$584	$118	$2,453
Liabilities
Derivatives:
Commodity	$—	$5	$3	$8
Interest rate	—	6	—	6
Total liabilities	$—	$11	$3	$14
At December 31, 2017
Assets
Derivatives:
Commodity	$—	$14	$152	$166
Investments(1):
Equity securities:
U.S.	1,566	—	—	1,566
Fixed income securities:
Corporate debt instruments	—	224	—	224
Government securities	168	326	—	494
Cash equivalents and other	16	—	—	16
Total assets	$1,750	$564	$152	$2,466
Liabilities
Derivatives:
Commodity	$—	$4	$5	$9
Interest rate	—	57	—	57
Total liabilities	$—	$61	$5	$66
(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $171 million and $27 million of assets at June 30, 2018 and December 31, 2017, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(millions)
Beginning balance	$117	$132	$147	$143
Total realized and unrealized gains (losses):
Included in earnings	(2)	(10)	(19)	(25)
Included in regulatory assets/liabilities	8	31	(11)	23
Settlements	(8)	(1)	(2)	11
Ending balance	$115	$152	$115	$152

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2018 and 2017.

Dominion Energy Gas

The following table presents Dominion Energy Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2018
Assets
Interest rate	$—	$1	$—	$1
Foreign currency	—	33	—	33
Total assets	$—	$34	$—	$34
Liabilities
Commodity	$—	$7	$—	$7
Interest rate	—	4	—	4
Foreign currency	—	5	—	5
Total liabilities	$—	$16	$—	$16
At December 31, 2017
Assets
Foreign currency	$—	$32	$—	$32
Total assets	$—	$32	$—	$32
Liabilities
Commodity	$—	$4	$2	$6
Foreign currency	—	2	—	2
Total liabilities	$—	$6	$2	$8

The following table presents the net change in Dominion Energy Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the three months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30,
	2018	2017
(millions)
Beginning balance	$(2)	$(2)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	1	(1)
Transfers out of Level 3	1	3
Ending balance	$—	$—

There were no gains or losses included in earnings in the Level 3 fair value category for the six months ended June 30, 2018 and 2017. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the six months ended June 30, 2018 and 2017.

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

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt, including securities due within one year(2)	$29,629	$30,779	$28,666	$31,233
Junior subordinated notes(3)	3,981	4,016	3,981	4,102
Remarketable subordinated notes(3)	1,382	1,294	1,379	1,446
Credit facility borrowings	73	73	—	—
Virginia Power
Long-term debt, including securities due within one year(3)	$11,091	$11,799	$11,346	$12,842
Dominion Energy Gas
Long-term debt, including securities due within one year(4)	$4,062	$4,094	$3,570	$3,719
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments. At June 30, 2018 and December 31, 2017, includes the valuation of certain fair value hedges associated with fixed rate debt of $(61) million and $(22) million, respectively.

(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.
(4)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. Dominion Energy’s derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Virginia Power and Dominion Energy Gas’ derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	June 30, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$130	$—	$130	$174	$—	$174
Exchange	21	—	21	80	—	80
Interest rate contracts:
Over-the-counter	58	—	58	17	—	17
Foreign currency contracts:
Over-the-counter	33	—	33	32	—	32
Total derivatives, subject to a master netting or similar arrangement	242	—	242	303	—	303
Total derivatives, not subject to a master netting or similar arrangement	8	—	8	4	—	4
Total	$250	$—	$250	$307	$—	$307

		June 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$130	$7	$—	$123	$174	$9	$—	$165
Exchange	21	21	—	—	80	80	—	—
Interest rate contracts:
Over-the-counter	58	9	—	49	17	8	—	9
Foreign currency contracts:
Over-the-counter	33	5	—	28	32	2	—	30
Total	$242	$42	$—	$200	$303	$99	$—	$204

	June 30, 2018			December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$23	$—	$23	$76	$—	$76
Exchange	32	—	32	120	—	120
Interest rate contracts:
Over-the-counter	58	—	58	85	—	85
Foreign currency contracts:
Over-the-counter	5	—	5	2	—	2
Total derivatives, subject to a master netting or similar arrangement	118	—	118	283	—	283
Total derivatives, not subject to a master netting or similar arrangement	—	—	—	1	—	1
Total	$118	$—	$118	$284	$—	$284

		June 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$23	$7	$—	$16	$76	$9	$6	$61
Exchange	32	21	11	—	120	80	40	—
Interest rate contracts:
Over-the-counter	58	9	—	49	85	8	—	77
Foreign currency contracts:
Over-the-counter	5	5	—	—	2	2	—	—
Total	$118	$42	$11	$65	$283	$99	$46	$138

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at June 30, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	75	24
Basis	214	600
Electricity (MWh):
Fixed price(1)	10,566,074	677,760
FTRs	102,797,191	—
Liquids (Gal)(2)	51,019,800	—
Interest rate(3)	$600,000,000	$5,433,632,652
Foreign currency(3)(4)	$—	$280,000,000
(1)	Includes options.
(2)	Includes NGLs and oil.
(3)	Maturity is determined based on final settlement period.
(4)	Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2018 and 2017, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at June 30, 2018:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$—	$1	37 months
Electricity	(9)	(9)	18 months
Other	(5)	(5)	9 months
Interest rate	(246)	(9)	378 months
Foreign currency	12	(4)	96 months
Total	$(248)	$(26)

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
(millions)
June 30, 2018
ASSETS
Current Assets
Commodity	$10	$67	$77
Interest rate	12	—	12
Total current derivative assets(1)	22	67	89
Noncurrent Assets
Commodity	1	81	82
Interest rate	46	—	46
Foreign currency	33	—	33
Total noncurrent derivative assets(2)	80	81	161
Total derivative assets	$102	$148	$250
LIABILITIES
Current Liabilities
Commodity	$30	$22	$52
Interest rate	12	—	12
Foreign currency	5	—	5
Total current derivative liabilities(3)	47	22	69
Noncurrent Liabilities
Commodity	2	1	3
Interest rate	46	—	46
Total noncurrent derivative liabilities(4)	48	1	49
Total derivative liabilities	$95	$23	$118
December 31, 2017
ASSETS
Current Assets
Commodity	$5	$158	$163
Interest rate	6	—	6
Total current derivative assets(1)	11	158	169
Noncurrent Assets
Commodity	—	95	95
Interest rate	11	—	11
Foreign currency	32	—	32
Total noncurrent derivative assets(2)	43	95	138
Total derivative assets	$54	$253	$307
LIABILITIES
Current Liabilities
Commodity	$103	$92	$195
Interest rate	53	—	53
Foreign currency	2	—	2
Total current derivative liabilities(3)	158	92	250
Noncurrent Liabilities
Commodity	1	1	2
Interest rate	32	—	32
Total noncurrent derivative liabilities(4)	33	1	34
Total derivative liabilities	$191	$93	$284
(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.

(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(16)
Total commodity	$(39)	$(16)	$—
Interest rate(3)	9	(12)	25
Foreign currency(4)	(14)	(16)	—
Total	$(44)	$(44)	$25
Three Months Ended June 30, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$19
Electric fuel and other energy-related purchases		2
Total commodity	$44	$21	$—
Interest rate(3)	(15)	(11)	(42)
Foreign currency(4)	16	19	—
Total	$45	$29	$(42)
Six Months Ended June 30, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(28)
Purchased gas		(2)
Electric fuel and other energy-related purchases		7
Total commodity	$58	$(23)	$—
Interest rate(3)	47	(24)	93
Foreign currency(4)	(1)	(8)	—
Total	$104	$(55)	$93
Six Months Ended June 30, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$81
Electric fuel and other energy-related purchases		2
Total commodity	$131	$83	$—
Interest rate(3)	(14)	(23)	(34)
Foreign currency(4)	(2)	6	—
Total	$115	$66	$(34)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(9)	$10	$(3)	$14
Purchased gas	4	(8)	4	8
Electric fuel and other energy-related purchases	(3)	(8)	(16)	(32)
Other operations & maintenance	—	(1)	—	(1)
Total	$(8)	$(7)	$(15)	$(11)
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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	June 30, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$117	$—	$117	$155	$—	$155
Interest rate contracts:
Over-the-counter	21	—	21	—	—	—
Total derivatives, subject to a master netting or similar arrangement	138	—	138	155	—	155
Total derivatives, not subject to a master netting or similar arrangement	9	—	9	11	—	11
Total	$147	$—	$147	$166	$—	$166

		June 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$117	$3	$—	$114	$155	$4	$—	$151
Interest rate contracts:
Over-the-counter	21	3	—	18	—	—	—	—
Total	$138	$6	$—	$132	$155	$4	$—	$151

	June 30, 2018			December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$3	$—	$3	$4	$—	$4
Interest rate contracts:
Over-the-counter	6	—	6	57	—	57
Total derivatives, subject to a master netting or similar arrangement	9	—	9	61	—	61
Total derivatives, not subject to a master netting or similar arrangement	5	—	5	5	—	5
Total	$14	$—	$14	$66	$—	$66

		June 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$3	$3	$—	$—	$4	$4	$—	$—
Interest rate contracts:
Over-the-counter	6	3	—	3	57	—	—	57
Total	$9	$6	$—	$3	$61	$4	$—	$57

Volumes

The following table presents the volume of Virginia Power’s derivative activity at June 30, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	27	4
Basis	112	514
Electricity (MWh):
Fixed price(1)	1,061,191	—
FTRs	101,284,984	—
Interest rate(2)	$600,000,000	$1,000,000,000
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2018 and 2017, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at June 30, 2018:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(8)	$(1)	378 months
Total	$(8)	$(1)

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
(millions)
June 30, 2018
ASSETS
Current Assets
Commodity	$—	$49	$49
Interest rate	8	—	8
Total current derivative assets(1)	8	49	57
Noncurrent Assets
Commodity	—	77	77
Interest rate	13	—	13
Total noncurrent derivative assets(2)	13	77	90
Total derivative assets	$21	$126	$147
LIABILITIES
Current Liabilities
Commodity	$—	$8	$8
Interest rate	4	—	4
Total current derivative liabilities(3)	4	8	12
Noncurrent Liabilities
Interest rate	2	—	2
Total noncurrent derivatives liabilities (4)	2	—	2
Total derivative liabilities	$6	$8	$14
December 31, 2017
ASSETS
Current Assets
Commodity	$—	$75	$75
Total current derivative assets(1)	—	75	75
Noncurrent Assets
Commodity	—	91	91
Total noncurrent derivative assets(2)	—	91	91
Total derivative assets	$—	$166	$166
LIABILITIES
Current Liabilities
Commodity	$—	$9	$9
Interest rate	44	—	44
Total current derivative liabilities(3)	44	9	53
Noncurrent Liabilities
Interest rate	13	—	13
Total noncurrent derivatives liabilities (4)	13	—	13
Total derivative liabilities	$57	$9	$66
(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$2	$—	$25
Total	$2	$—	$25
Three Months Ended June 30, 2017
Derivative type and location of gains (losses):
Interest rate(3)	$(5)	$(1)	$(42)
Total	$(5)	$(1)	$(42)
Six Months Ended June 30, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$9	$—	$93
Total	$9	$—	$93
Six Months Ended June 30, 2017
Derivative type and location of gains (losses):
Interest rate(3)	$(5)	$(1)	$(34)
Total	$(5)	$(1)	$(34)
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(3)	$(7)	$(3)	$(24)
Total	$(3)	$(7)	$(3)	$(24)
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

	June 30, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$1	$—	$1	$—	$—	$—
Foreign currency contracts:
Over-the-counter	33	—	33	32	—	32
Total derivatives, subject to a master netting or similar arrangement	$34	$—	$34	$32	$—	$32

		June 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$1	$1	$—	$—	$—	$—	$—	$—
Foreign currency contracts:
Over-the-counter	33	5	—	28	32	2	—	30
Total	$34	$6	$—	$28	$32	$2	$—	$30

	June 30, 2018			December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$7	$—	$7	$6	$—	$6
Interest rate contracts:
Over-the-counter	4	—	4	—	—	—
Foreign currency contracts:
Over-the-counter	5	—	5	2	—	2
Total derivatives, subject to a master netting or similar arrangement	$16	$—	$16	$8	$—	$8

		June 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts
Over-the-counter	$7	$—	$—	$7	$6	$—	$—	$6
Interest rate contracts:
Over-the-counter	4	1	—	3	—	—	—	—
Foreign currency contracts:
Over-the-counter	5	5	—	—	2	2	—	—
Total	$16	$6	$—	$10	$8	$2	$—	$6

Volumes

The following table presents the volume of Dominion Energy Gas’ derivative activity at June 30, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis	1	—
NGLs (Gal)	45,643,800	—
Interest rate(1)	$—	$1,050,000,000
Foreign currency(1)(2)	$—	$280,000,000
(1)	Maturity is based on final settlement period.
(2)	Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2018 and 2017, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas’ Consolidated Balance Sheet at June 30, 2018:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$(5)	$(5)	9 months
Interest rate	(31)	(4)	318 months
Foreign currency	12	(4)	96 months
Total	$(24)	$(13)

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
(millions)
June 30, 2018
ASSETS
Noncurrent Assets
Interest rate	$1	$—	$1
Foreign currency	33	—	33
Total noncurrent derivative assets(1)	34	—	34
Total derivative assets	$34	$—	$34
LIABILITIES
Current Liabilities
Commodity	$7	$—	$7
Interest rate	1	—	1
Foreign currency	5	—	5
Total current derivative liabilities(2)	13	—	13
Noncurrent Liabilities
Interest rate	3	—	3
Total noncurrent derivative liabilities(3)	3	—	3
Total derivative liabilities	$16	$—	$16
December 31, 2017
ASSETS
Noncurrent Assets
Foreign currency	$32	$—	$32
Total noncurrent derivative assets(1)	32	—	32
Total derivative assets	$32	$—	$32
LIABILITIES
Current Liabilities
Commodity	$6	$—	$6
Foreign currency	2	—	2
Total current derivative liabilities(2)	8	—	8
Total derivative liabilities	$8	$—	$8

(1)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended June 30, 2018
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(2)
Total commodity	$(10)	$(2)
Interest rate(2)	(3)	(1)
Foreign currency(3)	(14)	(16)
Total	$(27)	$(19)
Three Months Ended June 30, 2017
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$1
Total commodity	$2	$1
Interest rate(2)	—	(1)
Foreign currency(3)	16	19
Total	$18	$19
Six Months Ended June 30, 2018
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(5)
Total commodity	$(6)	$(5)
Interest rate(2)	(3)	(2)
Foreign currency(3)	(1)	(8)
Total	$(10)	$(15)
Six Months Ended June 30, 2017
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(3)
Total commodity	$4	$(3)
Interest rate(2)	—	(2)
Foreign currency(3)	(1)	6
Total	$3	$1
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in other income.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and debt securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $114 million and $112 million at June 30, 2018 and December 31, 2017, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and debt securities, cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
June 30, 2018
Equity securities:(1)
U.S.	$1,695	$1,896	$(14)		$3,577
Fixed income securities:(2)
Corporate debt instruments	447	6	(8)		445
Government securities	1,058	16	(14)		1,060
Common/collective trust funds	72	—	—		72
Cash equivalents and other(3)	5	—	—		5
Total	$3,277	$1,918	$(36)	(4)	$5,159
December 31, 2017
Equity securities:(2)
U.S.	$1,569	$1,857	$—		$3,426
Fixed income securities:(2)
Corporate debt instruments	430	15	(1)		444
Government securities	1,039	27	(5)		1,061
Common/collective trust funds	60	—	—		60
Cost method investments	68	—	—		68
Cash equivalents and other(3)	34	—	—		34
Total	$3,200	$1,899	$(6)	(4)	$5,093
(1)

Effective January 2018, unrealized gains and losses on equity securities, including those previously classified as cost method investments, are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

(2)	Unrealized gains and losses on equity securities (for 2017) and fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(3)	Includes pending purchases of securities of $3 million at June 30, 2018 and pending sales of securities of $5 million at December 31, 2017.
(4)	The fair value of securities in an unrealized loss position was $900 million and $565 million at June 30, 2018 and December 31, 2017, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

(millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net gains recognized during the period	$89	$24
Less: Net gains recognized during the period on securities sold during the period	(16)	(35)
Unrealized gains (losses) recognized during the period on securities still held at June 30, 2018(1)	$73	$(11)
(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Dominion Energy’s debt securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2018 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$321
Due after one year through five years	327
Due after five years through ten years	353
Due after ten years	576
Total	$1,577

Presented below is selected information regarding Dominion Energy’s equity and debt securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Proceeds from sales	$425	$363	$844	$1,119
Realized gains(1)	36	23	72	117
Realized losses(1)	23	16	42	36
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Dominion Energy were not material for the three and six months ended June 30, 2018 and 2017.

Virginia Power

Virginia Power holds equity and debt securities, cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
June 30, 2018
Equity securities:(1)
U.S.	$837	$861	$(7)		$1,691
Fixed income securities:(2)
Corporate debt instruments	228	3	(4)		227
Government securities	490	7	(5)		492
Common/collective trust funds	32	—	—		32
Cash equivalents and other(3)	7	—	—		7
Total	$1,594	$871	$(16)	(4)	$2,449
December 31, 2017
Equity securities:(2)
U.S.	$734	$831	$—		$1,565
Fixed income securities:(2)
Corporate debt instruments	216	8	—		224
Government securities	482	13	(2)		493
Common/collective trust funds	27	—	—		27
Cost method investments	68	—	—		68
Cash equivalents and other(3)	22	—	—		22
Total	$1,549	$852	$(2)	(4)	$2,399
(1)

Effective January 2018, unrealized gains and losses on equity securities, including those previously classified as cost method investments, are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

(2)	Unrealized gains and losses on equity securities (for 2017) and fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(3)	Includes pending sales of securities of $5 million and $6 million at June 30, 2018 and December 31, 2017, respectively.
(4)	The fair value of securities in an unrealized loss position was $414 million and $234 million at June 30, 2018 and December 31, 2017, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
(millions)
Net gains recognized during the period	$44	$12
Less: Net gains recognized during the period on securities sold during the period	(8)	(23)
Unrealized gains (losses) recognized during the period on securities still held at June 30, 2018(1)	$36	$(11)
(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Virginia Power’s debt securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2018 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$49
Due after one year through five years	158
Due after five years through ten years	216
Due after ten years	328
Total	$751

Presented below is selected information regarding Virginia Power’s equity and debt securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Proceeds from sales	$196	$168	$414	$498
Realized gains(1)	15	10	33	55
Realized losses(1)	7	8	12	18
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Virginia Power were not material for the three and six months ended June 30, 2018 and 2017.

Equity Method Investments

Dominion Energy

Atlantic Coast Pipeline

Dominion Energy recorded contributions of $81 million and $85 million during the three months ended June 30, 2018 and 2017, respectively, and $159 million and $202 million during the six months ended June 30, 2018 and 2017, respectively, to Atlantic Coast Pipeline. At June 30, 2018, Dominion Energy had $33 million of contributions payable to Atlantic Coast Pipeline included within other current liabilities in the Consolidated Balance Sheets.

DETI provides services to Atlantic Coast Pipeline which totaled $60 million and $30 million for the three months ended June 30, 2018 and 2017, respectively, and $106 million and $61 million for the six months ended June 30, 2018 and 2017, respectively, included in operating revenue in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income. Amounts receivable related to these services were $19 million and $12 million at June 30, 2018 and December 31, 2017, respectively, composed entirely of accrued unbilled revenue, included in other receivables in Dominion Energy and Dominion Energy Gas’ Consolidated Balance Sheets.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under its credit facility. See Note 16 for more information.

NedPower

Dominion Energy has a liability of $1 million and $17 million recorded to other deferred credits and other liabilities on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively, relating to its commitment to provide further financial support for NedPower.

Other

In July 2018, Dominion Energy entered into an agreement to sell its 25% limited partnership interest in Catalyst Old River Hydroelectric Limited Partnership, which is accounted for as an equity method investment with zero carrying value at June 30, 2018. The transaction is expected to close in the third quarter of 2018 with proceeds of approximately $90 million, subject to customary closing adjustments. As a result, Dominion Energy expects to recognize a gain of approximately $90 million ($65 million after-tax) in the third quarter of 2018.

Dominion Energy Gas

Iroquois

Dominion Energy Gas’ equity earnings totaled $14 million and $11 million for the six months ended June 30, 2018 and 2017, respectively. Dominion Energy Gas received distributions of $14 million and $11 million for the six months ended June 30, 2018 and 2017, respectively.  At both June 30, 2018 and December 31, 2017, the carrying amount of Dominion Energy Gas’ investment of $95 million exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized.

Note 11. Property, Plant and Equipment

Virginia Power

Assignment of Tower Rental Portfolio

Virginia Power rents space on certain of its electric transmission towers to various wireless carriers for communications antennae and other equipment. In March 2017, Virginia Power sold its rental portfolio to Vertical Bridge Towers II, LLC for $91 million in cash. The proceeds are subject to Virginia Power's FERC-regulated tariff, under which it is required to return half of the proceeds to customers. Virginia Power recorded $1 million in operating revenue and $1 million in other income for the three months ended June 30, 2018 and 2017, respectively, and recorded $3 million in operating revenue and $8 million in other income for the six months ended June 30, 2018 and 2017, respectively, with $32 million remaining to be recognized ratably through 2023.

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

In June 2018, Dominion Energy Gas closed an amendment to an agreement with a natural gas producer for the elimination of Dominion Energy Gas’ overriding royalty interest in gas produced from approximately 9,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields previously conveyed in December 2013. In June 2018, Dominion Energy Gas received proceeds of $6 million associated with the transaction, resulting in a $6 million ($4 million after-tax) gain recorded in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2018	December 31, 2017
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$344	$23
Deferred rate adjustment clause costs(2)	89	70
Deferred nuclear refueling outage costs(3)	76	54
Unrecovered gas costs(4)	3	38
Other	104	109
Regulatory assets-current	616	294
Unrecognized pension and other postretirement benefit costs(5)	1,296	1,336
Deferred rate adjustment clause costs(2)	372	401
PJM transmission rates(6)	237	222
Utility reform legislation(7)	174	147
Derivatives(8)	131	223
Other	185	151
Regulatory assets-noncurrent	2,395	2,480
Total regulatory assets	$3,011	$2,774
Regulatory liabilities:
Reserve for rate credits to electric utility customers(9)	$200	$—
Provision for future cost of removal and AROs(10)	101	101
Other	123	92
Regulatory liabilities-current(11)	424	193
Income taxes refundable through future rates(12)	4,037	4,058
Provision for future cost of removal and AROs(10)	1,407	1,384
Nuclear decommissioning trust(13)	1,147	1,121
Cost-of-service impact of 2017 Tax Reform Act(14)	84	—
Other	390	353
Regulatory liabilities-noncurrent	7,065	6,916
Total regulatory liabilities	$7,489	$7,109
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$344	$23
Deferred nuclear refueling outage costs(3)	76	54
Deferred rate adjustment clause costs(2)	56	56
Other	76	72
Regulatory assets-current	552	205
Deferred rate adjustment clause costs(2)	296	312
PJM transmission rates(6)	237	222
Derivatives(8)	98	190
Other	98	86
Regulatory assets-noncurrent	729	810
Total regulatory assets	$1,281	$1,015
Regulatory liabilities:
Reserve for rate credits to customers(9)	$200	$—
Provision for future cost of removal(10)	80	80
Other	25	47
Regulatory liabilities-current (11)	305	127
Income taxes refundable through future rates(12)	2,567	2,581
Nuclear decommissioning trust(13)	1,147	1,121
Provision for future cost of removal(10)	927	915
Cost-of-service impact of 2017 Tax Reform Act(14)	72	—
Derivatives(8)	65	69

Other	99	74
Regulatory liabilities-noncurrent	4,877	4,760
Total regulatory liabilities	$5,182	$4,887
Dominion Energy Gas
Regulatory assets:
Deferred rate adjustment clause costs(2)	$33	$14
Unrecovered gas costs(4)	—	8
Other	2	4
Regulatory assets-current(15)	35	26
Unrecognized pension and other postretirement benefit costs(5)	251	258
Utility reform legislation(7)	174	147
Deferred rate adjustment clause costs(2)	76	89
Other	25	17
Regulatory assets-noncurrent(16)	526	511
Total regulatory assets	$561	$537
Regulatory liabilities:
Overrecovered gas costs(4)	$18	$—
Provision for future cost of removal and AROs(10)	13	13
PIPP(17)	3	20
Other	14	5
Regulatory liabilities-current(11)	48	38
Income taxes refundable through future rates(12)	993	998
Provision for future cost of removal and AROs(10)	165	160
Cost-of-service impact of 2017 Tax Reform Act(14)	11	—
Other	84	69
Regulatory liabilities-noncurrent	1,253	1,227
Total regulatory liabilities	$1,301	$1,265
(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Dominion Energy and Virginia Power’s generation operations.
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

(4)	Reflects unrecovered or overrecovered gas costs at regulated gas operations, which are recovered or refunded through filings with the applicable regulatory authority.
(5)

Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy's and Dominion Energy Gas' rate-regulated subsidiaries.

(6)	Reflects amounts related to the PJM transmission cost allocation matter. See Note 13 for more information.
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

(9)	Charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers. See Note 13 for more information.
(10)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(11)	Current regulatory liabilities are presented in other current liabilities in the Companies’ Consolidated Balance Sheets.

(12) Amounts recorded to pass the effect of reduced income taxes from the 2017 Tax Reform Act to customers in future periods, which will reverse at the weighted average tax rate that was used to build the reserves over the remaining book life of the property, net of amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity.

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

(15)	Current regulatory assets are presented in other current assets in Dominion Energy Gas’ Consolidated Balance Sheets.

(16)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(17)

Under PIPP, eligible customers can make reduced payments based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rate adjustment clause according to East Ohio tariff provisions.

At June 30, 2018, $427 million of Dominion Energy's and $349 million of Virginia Power's regulatory assets represented past expenditures on which they do not currently earn a return. With the exception of the $237 million PJM transmission cost allocation matter, the majority of these expenditures are expected to be recovered within the next two years.

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

In October 2017, FERC issued an order determining the calculation of the incremental costs of undergrounding the transmission projects and affirming that the costs are to be recovered from the wholesale transmission customers with loads located in Virginia. FERC directed Virginia Power to rebill all wholesale transmission customers retroactively to March 2010 within 30 days of when the proceeding becomes final and no longer subject to rehearing. In November 2017, Virginia Power, North Carolina Electric Membership Corporation and the wholesale transmission customers filed petitions for rehearing. In July 2018, FERC denied the rehearing requests related to the October 2017 order determining the calculation of the undergrounding costs. While Virginia Power cannot predict the outcome of the matter, it is not expected to have a material effect on results of operations.

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

In June 2016, PJM, the PJM transmission owners and state commissions representing substantially all of the load in the PJM market submitted a settlement to FERC to resolve the outstanding issues regarding this matter. In May 2018, FERC issued an order accepting the settlement agreement and directed PJM to make a compliance filing with revised tariff records. As a result, Virginia Power will begin to make payments to PJM over the next 10 years under the terms of revised tariff records beginning in August 2018. Accordingly, at June 30, 2018, Virginia Power’s Consolidated Balance Sheet includes $148 million included in other current liabilities and $98 million included in other deferred credits and other liabilities, which are partially offset by a $237 million regulatory asset for the amount that will be recovered through retail rates in Virginia.

FERC – Gas

DETI

In July 2017, FERC audit staff communicated to DETI that it had substantially completed an audit of DETI’s compliance with the accounting and reporting requirements of FERC’s Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report, which could have the potential to result in adjustments which could be material to Dominion Energy’s and Dominion Energy Gas’ results of operations. In December 2017, DETI provided its response to the audit report. DETI requested FERC review of contested findings and submitted its plan for compliance with the uncontested portions of the report. In connection with one uncontested issue, DETI recognized a charge of $15 million ($9 million after-tax) recorded within other operations and maintenance expense in Dominion Energy’s and Dominion Energy Gas’ Consolidated Statements of Income during the second quarter of 2017 to write-off the balance of a regulatory asset, originally established in 2008, that is no longer considered probable of recovery. DETI recognized a charge of $129 million ($94 million after-tax) recorded primarily within other operations and maintenance expense in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income during the second quarter of 2018 for a disallowance of plant, originally established beginning in 2012, in anticipation of resolution of one matter with FERC. Pending final resolution of the audit process and a determination by FERC, management is unable to estimate the potential impact of the remaining finding and no amounts have been recognized.

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

The Companies began to reserve the impacts of the cost-of-service reduction as regulatory liabilities in January 2018 and will continue until rates are reset pursuant to state regulators’ approvals. The Companies have recorded a reasonable estimate of net income taxes refundable through future rates in the jurisdictions in which they operate and are currently assessing these actions and decisions, which could have a material impact on the Companies’ results of operations, financial condition and/or cash flows.

In January 2018, the Virginia Commission issued an order directing Virginia utilities to reflect the impacts of the 2017 Tax Reform Act in the annual informational filings submitted to the Virginia Commission. Virginia Power submitted this filing in June 2018. Also, in

May and June 2018, Virginia Power submitted filings detailing the implementation plan for interim reductions in rates for generation and distribution services pursuant to the Grid Transformation and Security Act of 2018. The interim rate reduction totals approximately $125 million on an annual basis effective July 2018.

In February 2018, Virginia Power submitted a response to the North Carolina Utilities Commission detailing the impact of the 2017 Tax Reform Act on base non-fuel cost of service and Virginia Power’s excess deferred income taxes clarifying that the amounts have been deferred to a regulatory liability.

In May 2018, the Utah Commission approved a stipulation submitted by Questar Gas proposing the cost-of-service component of customer rates be reduced by $15 million annually beginning in June 2018. The impact of excess deferred income taxes resulting from the 2017 Tax Reform Act on rates charged to customers will be reported to the Utah and Wyoming Commissions by the first quarter of 2019.

In March 2018, East Ohio submitted responses to the Ohio Commission’s request for comments on those components of utility rates that will need to be reconciled with the 2017 Tax Reform Act, and on the process and mechanics by which the Ohio Commission should do so. This matter is pending.

As directed by the Public Service Commission of West Virginia, Hope is utilizing regulatory accounting to track the effects of the 2017 Tax Reform Act beginning in January 2018 and submitted testimony in July 2018 detailing such effects. This matter is pending.

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

In July 2018, FERC issued a final rule adopting and modifying the procedures for determining whether jurisdictional natural gas pipelines may be collecting unjust and unreasonable rates in light of the reduction in the corporate income tax rate. These procedures are generally the same as the proposals issued in March; however the final rule modifies the treatment of the income tax allowance for master limited partnerships and other pass-through entities in the informational filing. Specifically, this final rule does not require master limited partnerships to eliminate their income tax allowances when completing the informational filing, and allows entities that are wholly-owned by corporations to include an income tax allowance. Although the informational filing does not require the elimination of the income tax allowance for master limited partnerships, and provides options to master limited partnerships to address the income tax allowance that were previously unavailable including providing evidence that a double recovery of income taxes does not exist, there can be no assurance that master limited partnerships would be allowed to include an income tax allowance in the future. Given these developments and associated uncertainty, Dominion Energy and Dominion Energy Gas are currently unable to predict the outcome of these matters; however, any change in rates permitted to be charged to customers could have a material impact on results of operations, financial condition and/or cash flows. Virginia Power’s regulated electric transmission formula rate mechanism includes provisions allowing changes in income tax rates to be incorporated in rates charged to customers.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, and Note 13 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Virginia Regulation

Virginia Fuel Expenses

In May 2018, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.5 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2018. Virginia Power’s proposed fuel rate represented a fuel revenue increase of $222 million when applied to projected kilowatt-hour sales for the period July 1, 2018 to June 30, 2019. This matter is pending.

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

In July 2018, Virginia Power filed a petition with the Virginia Commission for approval of the first three years of its ten-year plan for electric distribution grid transformation projects as authorized by the Grid Transformation and Security Act of 2018.  During the first three years of the plan, Virginia Power proposes to focus on the following seven foundational components of the overall grid transformation plan:  (i) smart meters; (ii) customer information platform; (iii) reliability and resilience; (iv) telecommunications infrastructure; (v) cyber and physical security; (vi) predictive analytics; and (vii) emerging technology. The total estimated capital investment during 2019-2021 is $816 million and the proposed operations and maintenance expenses are $102 million.  This matter is pending.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•

The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2018, Virginia Power proposed a $755 million total revenue requirement consisting of $468 million for the transmission component of Virginia Power’s base rates and $287 million for Rider T1, subject to true-up, for the rate year beginning September 1, 2018. This total revenue requirement represents a $146 million increase versus the revenues to be produced during the rate year under current rates. This matter is pending.

•

The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In June 2018, Virginia Power proposed a $220 million total revenue requirement for the rate year beginning April 1, 2019, which represents a $2 million increase over the previous year. This matter is pending.

•

The Virginia Commission previously approved Rider W in conjunction with Warren County. In June 2018, Virginia Power proposed a $107 million total revenue requirement for the rate year beginning April 1, 2019, which represents a $2 million decrease over the previous year. This matter is pending.

•

The Virginia Commission previously approved Rider R in conjunction with Bear Garden. In June 2018, Virginia Power proposed a $59 million total revenue requirement for the rate year beginning April 1, 2019, which represents a $7 million decrease over the previous year. This matter is pending.

•

The Virginia Commission previously approved Rider B in conjunction with the conversion of three power stations to biomass. In June 2018, Virginia Power proposed a $54 million total revenue requirement for the rate year beginning April 1, 2019, which represents a $7 million increase over the previous year. This matter is pending.

•

The Virginia Commission previously approved Rider GV in conjunction with Greensville County. In June 2018, Virginia Power proposed a $121 million total revenue requirement for the rate year beginning April 1, 2019, which represents a $39 million increase over the previous year. This matter is pending.

•

The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In October 2017, Virginia Power requested approval to extend one existing energy efficiency program for five years with a new $25 million cost cap, and proposed a total $31 million revenue requirement for the rate year beginning July 1, 2018, which represents a $3 million increase over the previous year. In May 2018, the Virginia Commission approved a total revenue requirement of $31 million, subject to true-up.
•

The Virginia Commission previously approved Rider BW in conjunction with Brunswick County. In October 2017, Virginia Power proposed a $132 million revenue requirement for the rate year beginning September 1, 2018, which represents a $5 million increase over the previous year.  In July 2018, the Virginia Commission approved a $116 million revenue requirement, subject to true-up, for the rate year beginning September 1, 2018.

•

The Virginia Commission previously approved Rider US-2 in conjunction with Scott Solar, Whitehouse, and Woodland. In October 2017, Virginia Power proposed a $15 million revenue requirement for the rate year beginning September 1, 2018, which represents a $5 million increase over the previous year. In July 2018, the Virginia Commission approved a $13 million revenue requirement, subject to true-up, for the rate year beginning September 1, 2018.

Solar Facility Projects

In July 2018, Virginia Power filed an application with the Virginia Commission for CPCNs to construct two solar facilities. Colonial Trail West and Spring Grove 1 are estimated to cost approximately $410 million, excluding financing costs. Colonial Trail West and Spring Grove 1 are expected to commence commercial operations, subject to regulatory approvals associated with the projects, in the fourth quarter of 2019 and the fourth quarter of 2020, respectively. Virginia Power also applied for approval of Rider US-3 associated with these projects with a proposed $11 million total revenue requirement for the rate year beginning March 1, 2019. This matter is pending.

Electric Transmission Projects

In July 2017, the National Parks Conservation Association filed a lawsuit in U.S. District Court for the District of Columbia seeking to set aside the permit granted by the U.S. Army Corps of Engineers for the Surry-to-Skiffes Creek-to-Whealton electric transmission line project and requested a preliminary injunction against the permit. In August 2017, the National Trust for Historic Preservation and Preservation Virginia filed a similar lawsuit and request for preliminary injunction in U.S. District Court for the District of Columbia. In October 2017, the preliminary injunction requests were denied. In May 2018, the District Court granted summary judgment in favor of the U.S. Army Corps of Engineers and Virginia Power and dismissed both lawsuits. In June 2018, the National Parks Conservation Association and the National Trust for Historic Preservation and Preservation Virginia appealed that decision to the U.S. Court of Appeals for the D.C. Circuit. The appeal is pending. Also in June 2018, the National Parks Conservation Association filed requests with the U.S. District Court for the District of Columbia and the U.S. Court of Appeals for the D.C. Circuit for an injunction against the permit pending appeal. The U.S. District Court for the District of Columbia denied the injunction request in June 2018 and the U.S. Court of Appeals for the D.C. Circuit similarly denied the request in July 2018.

Virginia Power previously filed an application with the Virginia Commission for a CPCN to convert an existing transmission line to 230 kV in Prince William County, Virginia, and Loudoun County, Virginia, and to construct and operate a new approximately five mile overhead 230 kV double circuit transmission line between a tap point near the Gainesville substation and a new to-be-constructed Haymarket substation. In June 2017, the Virginia Commission issued a final order approving an alternative route for the project, and granted the necessary CPCN. In July 2017, the Virginia Commission retained jurisdiction over the case to evaluate two requests to reconsider its decisions. Also in July 2017, Virginia Power requested that the Virginia Commission stay the proceeding while Virginia Power discussed the proposed route with leaders of Prince William County. In December 2017, the Virginia Commission granted in part the two motions for reconsideration, retained jurisdiction for further proceedings in the case and stayed the effectiveness of its final order. In March 2018, Virginia Power and the two parties seeking reconsideration entered into a stipulated settlement filed with the Virginia Commission agreeing that the project should be placed into an underground pilot program created by the Grid Transformation and Security Act of 2018. In June 2018, the Virginia Commission issued an order finding that the project is still needed. In July 2018, Virginia Power filed a request with the Virginia Commission to allow the project to participate in the underground pilot program. Subsequently, in July 2018, the Virginia Commission issued a final order granting the CPCN for the project and allowing the project to participate in the underground pilot program.

In May 2018, Virginia Power filed an application with the Virginia Commission for a CPCN to rebuild and operate in Chesterfield County and the City of Hopewell, Virginia approximately 8 miles of 230 kV transmission line between the Chesterfield and Hopewell substations, along with associated substation work. The total estimated cost of the project is approximately $30 million. This matter is pending.

In May 2018, Virginia Power filed an application with the Virginia Commission for a CPCN to rebuild and operate in Chesterfield and Henrico Counties, Virginia approximately 21 miles of 230 kV transmission line between the Chesterfield and Lakeside substations, along with associated substation work. The total estimated cost of the project is approximately $35 million. This matter is pending.

In June 2018, Virginia Power filed an application with the Virginia Commission for a CPCN to rebuild and operate in the Cities of Virginia Beach and Chesapeake, Virginia approximately 8.5 miles of 230 kV transmission line between the Landstown and Thrasher substations, along with associated substation work. The total estimated cost of the project is approximately $20 million. This matter is pending.

In June 2018, Virginia Power filed an application with the Virginia Commission for a CPCN to rebuild and operate in King and Queen, King William, and New Kent Counties, Virginia four separate segments of 230 kV transmission line between Lanexa and the Northern Neck in Virginia. The total estimated cost of the project is approximately $35 million. This matter is pending.

Ohio Regulation

PIPP Plus Program

Under the Ohio PIPP Plus Program, eligible customers can make reduced payments based on their ability to pay their bill.  The difference between the customer’s total bill and the PIPP amount is deferred and collected under the PIPP Rider in accordance with the rules of the Ohio Commission. In May 2018, East Ohio filed its annual update of the PIPP Rider with the Ohio Commission. The revised rider rate reflects recovery over the twelve-month period from July 2018 through June 2019 of projected deferred program costs of approximately $10 million from April 2018 through June 2019, net of a refund for over-recovery of accumulated arrearages of approximately $4 million as of March 31, 2018. This matter is pending.

UEX Rider

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In May 2018, East Ohio filed an application with the Ohio Commission requesting approval of its UEX Rider to reflect a refund of over-recovered accumulated bad debt expense of approximately $11 million as of March 31, 2018, and recovery of prospective net bad debt expense projected to total approximately $16 million for the twelve-month period from April 2018 to March 2019. This matter is pending.

Utah and Wyoming Regulation

In the second quarter of 2018, Questar Gas filed a request with the Utah Commission for pre-approval to construct an LNG peaking storage facility with a liquefaction rate of 8.2 million cubic feet per day. This pre-approval process allows Questar Gas to receive a prudency determination from the Utah Commission before making a capital investment in the facility. Under the pre-approval statute, the Utah Commission has 180 days to make a prudency determination.  Based on this timeline, a determination is expected by the end of October 2018.

In May 2018, Questar Gas submitted filings with both the Utah Commission and Wyoming Commission for an approximately $86 million gas cost decrease reflecting forecasted decreases in commodity costs. The Utah Commission and the Wyoming Commission both approved the filings in May 2018 with rates effective June 2018.

West Virginia Regulation

In May 2018, Hope filed a PREP application with the Public Service Commission of West Virginia requesting approval to recover PREP costs related to $31 million and $36 million of projected capital investment for 2018 and 2019, respectively. The application also includes a true-up of PREP costs related to the 2017 actual capital investment of $28 million and sets forth $8 million of annual PREP costs to be recovered in proposed rates effective November 1, 2018. This matter is pending.

Note 14. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018.

Dominion Energy

Dominion Energy’s securities due within one year and long-term debt include $29 million and $324 million, respectively, of debt issued in 2016 by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power had long-term power and capacity contracts with three non-utility generators. Contracts with two of these non-utility generators expired in the third quarter 2017 leaving a remaining aggregate summer generation capacity of approximately 218 MW. Virginia Power is not subject to any risk of loss from this potential VIE other than its remaining purchase commitments which totaled $175 million as of June 30, 2018. Virginia Power paid $12 million and $28 million for electric capacity and $5 million and $7 million for electric energy to non-utility generators in the three months ended June 30, 2018 and 2017, respectively. Virginia Power paid $25 million and $56 million for electric capacity and $10 million and $15 million for electric energy to non-utility generators in the six months ended June 30, 2018 and 2017, respectively.

Virginia Power and Dominion Energy Gas

Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $83 million and $31 million for the three months ended June 30, 2018, $83 million and $31 million for the three months ended June 30, 2017, $172 million and $63 million for the six months ended June 30, 2018 and $168 million and $62 million for the six months ended June 30, 2017, respectively. Virginia Power and Dominion Energy Gas’ Consolidated Balance Sheets included amounts due to DES of $35 million and $12 million, respectively, at June 30, 2018, and $36 million and $14 million, respectively, at December 31, 2017, recorded in payables to affiliates in the Consolidated Balance Sheets.

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

Dominion Energy

In March 2018, Dominion Energy replaced its two existing joint revolving credit facilities with a $6.0 billion joint revolving credit facility. At June 30, 2018, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,743	$72	$3,185
(1)

This credit facility matures in March 2023 and can be used by the Companies to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Questar Gas’ short-term financing is supported through its access as co-borrower to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power and Dominion Energy Gas. At June 30, 2018, the sub-limit for Questar Gas was $250 million.

In addition to the credit facility mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At June 30, 2018, no amounts were outstanding under either of these facilities.

In February 2018, Dominion Energy borrowed $950 million under a 364-Day Term Loan Agreement that bears interest at a variable rate. In addition, the agreement contains a maximum allowed total debt to total capital ratio of 67.5%.

In March 2018, Dominion Energy Midstream entered into a $500 million revolving credit facility. The credit facility matures in March 2021, bears interest at a variable rate, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $250 million of letters of credit. At June 30, 2018, Dominion Energy Midstream had $73 million outstanding under this credit facility.

In June 2018, Dominion Energy borrowed $500 million under a 364-Day Term Loan Agreement that bears interest at a variable rate. In addition, the agreement contains a maximum allowed total debt to total capital ratio of 67.5%.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At June 30, 2018, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Dominion Energy Gas and Questar Gas was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$1,158	$1
(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Dominion Energy Gas and Questar Gas. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the Companies multiple times per year. At June 30, 2018, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

At June 30, 2018, Dominion Energy Gas' share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power and Questar Gas was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,500	$188	$—
(1)

A maximum of $1.5 billion of the facility is available to Dominion Energy Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. The sub-limit for Dominion Energy Gas is set within the facility limit but can be changed at the option of the Companies multiple times per year. At June 30, 2018, the sub-limit for Dominion Energy Gas was $750 million. If Dominion Energy Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In January 2018, Dominion Energy Questar Pipeline issued, through private placement, $100 million of 3.53% senior notes and $150 million of 3.91% senior notes that mature in 2028 and 2038, respectively. The proceeds were used to repay maturing long-term debt.

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

In May 2018, Dominion Energy issued through private placement $500 million of variable rate senior notes that mature in 2020.

In June 2018, Dominion Energy issued $300 million of 4.25% senior notes that mature in 2028.

In June 2018, Dominion Energy Gas issued $500 million of variable rate senior notes that mature in 2021.

Noncontrolling Interest in Dominion Energy Midstream

In May 2018, all of the subordinated units of Dominion Energy Midstream held by Dominion Energy were converted into common units on a 1:1 ratio following the payment of Dominion Energy Midstream’s distribution for the first quarter of 2018. In June 2018, Dominion Energy, as general partner, exercised an incentive distribution right reset as defined in Dominion Energy Midstream’s partnership agreement and received 27 million common units representing limited partner interests in Dominion Energy Midstream. As a result of the increase in its ownership interest in Dominion Energy Midstream, Dominion Energy recorded a decrease in noncontrolling interest, and a corresponding increase in shareholders’ equity, of $375 million reflecting the change in the carrying value of the interest in the net assets of Dominion Energy Midstream held by others.

Issuance of Common Stock

At-the-Market Programs

In June 2017, Dominion Energy filed an SEC shelf registration statement for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. Also, in June 2017, Dominion Energy entered into three separate sales agency agreements to effect sales under the program and pursuant to which it was able to offer up to $500 million aggregate amount of its common stock. In January 2018, Dominion Energy provided sales instructions to one of the sales agents and issued 6.6 million shares through at-the-market issuances and received cash proceeds of $495 million, net of fees and commissions paid of $5 million. Following these issuances, Dominion Energy had no remaining ability to issue stock under the 2017 sales agency agreements and completed the program. In February 2018, Dominion Energy entered into six separate sales agency agreements to effect sales under a new at-the-market program pursuant to which it may offer from time to time up to $1.0 billion aggregate amount of its common stock. These agreements replaced the sales agency agreements entered into by Dominion Energy in June 2017. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as are agreed upon by Dominion Energy and the sales agents in conformance with applicable securities laws. No issuances have occurred under these agreements and none are planned in 2018.

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

Note 16. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, the Companies are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters for which the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the Companies’ financial position, liquidity or results of operations.

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

MATS

The MATS rule requires coal- and oil-fired electric utility steam generating units to meet strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. Following a one-year compliance extension granted by the VDEQ and an additional one-year extension under an EPA Administrative Order, Virginia Power ceased operating the coal units at Yorktown power station in April 2017 to comply with the rule.

In June 2017, the DOE issued an order to PJM to direct Virginia Power to operate Yorktown power station’s Units 1 and 2 as needed to avoid reliability issues on the Virginia Peninsula. The order was effective for 90 days and can be reissued upon PJM’s request, if necessary, until required electricity transmission upgrades are completed approximately 23 months following the receipt in July 2017 of final permits and approvals for construction. Beginning in August 2017, PJM filed requests for 90-day renewals of the DOE order, which the DOE has granted. The current renewal is effective until September 2018. The Sierra Club has challenged the DOE order and certain renewal requests, all of which have been denied by the DOE.

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

The EPA published final non-attainment designations for the October 2015 ozone standard in June 2018. States have until August 2021 to develop plans to address the new standard. Until the states have developed implementation plans for the standard, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on the Companies’ results of operations and cash flows.

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

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power have 13 and 11 facilities, respectively, that may be subject to the final regulations. Nine units at Virginia Power’s facilities that are subject to regulations under Section 316(b) of the CWA have been or will be placed into cold reserve. While in cold reserve, applicable requirements under Section 316(b) of the CWA continue to apply to these units. Dominion Energy anticipates that it will have to install impingement control technologies at many of these stations that have once-through cooling systems. Dominion Energy and Virginia Power are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. While the impacts of this rule could be material to Dominion Energy’s and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory framework in Virginia provides rate recovery mechanisms that could substantially mitigate any such impacts for Virginia Power.

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

Dominion Energy has determined that it is associated with 19 former manufactured gas plant sites, three of which pertain to Virginia Power and 12 of which pertain to Dominion Energy Gas. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. None of the former sites with which the Companies are associated is under investigation by any state or federal environmental agency. At two of the former sites, Dominion Energy is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. In addition, a Virginia Power site has been accepted into a state-based voluntary remediation program. In June 2018, Virginia Power submitted a proposed remedial action plan to remove material from this site at an estimated cost of $18 million. Pending VDEQ approval, Virginia Power expects to begin remedial work at this site in late 2018. As a result, in June 2018, Virginia Power recorded a charge of $16 million ($12 million after-tax) in other operations and maintenance expense in the Consolidated

Statements of Income. Due to the uncertainty surrounding the other sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

Appalachian Gateway

Pipeline Contractor Litigation

Following the completion of the Appalachian Gateway project in 2012, DETI received multiple change order requests and other claims for additional payments from a pipeline contractor for the project. In July 2015, the contractor filed a complaint against DETI in U.S. District Court for the Western District of Pennsylvania. In March 2016, the Pennsylvania court granted DETI’s motion to transfer the case to the U.S. District Court for the Eastern District of Virginia. In July 2016, DETI filed a motion to dismiss. In March 2017, the court dismissed three of eight counts in the complaint. In May 2017, the contractor withdrew one of the counts in the complaint. In November 2017, DETI and the contractor entered into a partial settlement agreement for a release of certain claims. This case is pending. At June 30, 2018, DETI has accrued a liability of $14 million for this matter, recorded in other current liabilities in the Consolidated Balance Sheets. Dominion Energy Gas cannot currently estimate additional financial statement impacts, but there could be a material impact to its financial condition and/or cash flows.

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

Ash Pond and Landfill Closure Costs

In March 2015, the Sierra Club filed a lawsuit alleging CWA violations at Chesapeake power station. In March 2017, the U.S. District Court for the Eastern District of Virginia ruled that impacted groundwater associated with the on-site coal ash storage units was migrating to adjacent surface water, which constituted an unpermitted point source discharge in violation of the CWA. The court, however, rejected Sierra Club’s claims that Virginia Power had violated specific conditions of its water discharge permit. Finding no harm to the environment, the court further declined to impose civil penalties or require excavation of the ash from the site as Sierra Club had sought. In July 2017, the court issued a final order requiring Virginia Power to perform additional specific sediment, water and aquatic life monitoring at and around the Chesapeake power station for a period of at least two years. The court further directed Virginia Power to apply for a solid waste permit from the VDEQ that includes corrective measures to address on-site groundwater impacts. In July 2017, Virginia Power appealed the court’s July 2017 final order to the U.S. Court of Appeals for the Fourth Circuit. In August 2017, the Sierra Club filed a cross appeal. This case is pending.

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

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. Litigation concerning the CCR rule is pending and the EPA has submitted to the court a list of which CCR rule provisions the EPA intends to reevaluate. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibilities in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. Any changes to the CCR rule would not be effective in Virginia unless and until the VDEQ adopts those changes. Until all phases of the CCR rule are promulgated, Virginia Power cannot forecast potential incremental impacts or costs related to existing coal ash sites in connection with future implementation of the 2016 CCR legislation and reconsideration of the CCR rule.

In April 2017, the Governor of Virginia signed legislation into law that placed a moratorium on the VDEQ issuing solid waste permits for closure of ash ponds at Virginia Power’s Bremo, Chesapeake, Chesterfield and Possum Point power stations until May 2018. The law also requires Virginia Power to conduct an assessment of closure alternatives for the ash ponds at these four stations, to include an evaluation of excavation for recycling or off-site disposal, surface and groundwater conditions and safety. Virginia Power completed the assessments and provided the report on December 1, 2017. In April 2018, the Governor of Virginia signed legislation into law extending the existing permit moratorium until July 2019. The legislation also requires Virginia Power to solicit and compile by November 2018, information from third parties on the suitability, cost and market demand for beneficiation or recycling of coal ash from these units. The extended moratorium does not apply to a permit required for an impoundment where CCRs have already been removed and placed in another impoundment on-site, are being removed from an impoundment, or are being processed in connection with a recycling or beneficial use project. In connection with this legislation, Virginia Power recorded an increase to its ARO and a related environmental liability related to future ash pond and landfill closure costs of $131 million, which resulted in an $81 million ($60 million after-tax) charge recorded in other operations and maintenance expense in its Consolidated Statement of Income, a $46 million increase in property, plant and equipment associated with asset retirement costs and a $4 million increase in regulatory assets. The actual AROs related to the CCR rule may vary substantially from the estimates used to record the obligation.

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

Nuclear Operations

Nuclear Insurance

During the second quarter of 2018, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.4 billion to $13.1 billion. This decrease does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988.

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

By mutual agreement of the parties, the settlement agreements are extendable to provide for resolution of damages incurred after 2013. The settlement agreements for the Surry, North Anna and Millstone nuclear power stations have been extended to provide for periodic payments for damages incurred through December 31, 2016, and have been extended to provide for periodic payment of damages through December 31, 2019. In June 2018, a lawsuit for Kewaunee was filed in the U.S. Court of Federal Claims for recovery of spent nuclear fuel storage costs incurred for the period January 1, 2014 through December 31, 2017. This matter is pending.

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility, also entered in October 2017, with a stated maturity date of October 2021. Dominion Energy’s maximum potential loss exposure under the terms of the guarantee is limited to 48% of the outstanding borrowings under the revolving credit facility, an equal percentage to Dominion Energy’s ownership in Atlantic Coast Pipeline. As of June 30, 2018, Atlantic Coast Pipeline has borrowed $877 million against the revolving credit facility. Dominion Energy’s Consolidated Balance Sheets include a liability of $30 million associated with this guarantee agreement at June 30, 2018.

In addition, at June 30, 2018, Dominion Energy had issued $48 million of guarantees, primarily to support other equity method investees. No amounts related to the other guarantees have been recorded.

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

At June 30, 2018, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,142
Nuclear obligations(2)	200
Cove Point(3)	1,900
Solar(4)	636
Other(5)	577
Total(6)	$5,455
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

(5)

Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations, construction projects and insurance programs. Due to the uncertainty of workers’ compensation claims, the parental guarantee has no stated limit.  Also included are guarantees related to certain DGI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of June 30, 2018, Dominion Energy's maximum remaining cumulative exposure under these equity funding agreements is $10 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $6 million.

(6)

Excludes Dominion Energy's guarantee for the construction of a new corporate office property as discussed in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018.

Additionally, at June 30, 2018, Dominion Energy had purchased $165 million of surety bonds, including $70 million at Virginia Power and $24 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $72 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 17. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017 as updated in Current Report on Form 8-K, filed June 6, 2018.

At June 30, 2018, Dominion Energy’s gross credit exposure related to energy marketing and price risk management activities totaled $67 million. Of this amount, investment grade counterparties, including those internally rated, represented 30%. No single counterparty, whether investment grade or non-investment grade, exceeded $7 million of exposure. At June 30, 2018, Virginia Power’s exposure related to wholesale customers totaled $52 million. Of this amount, investment grade counterparties, including those internally rated, represented 24%. No single counterparty, whether investment grade or non-investment grade, exceeded $9 million of exposure. At June 30, 2018, Dominion Energy Gas’ exposure primarily related to wholesale customers totaled less than $1 million. Of this amount, investment grade counterparties, including those internally rated, represented 82%. No single counterparty, whether investment grade or non-investment grade, exceeded $1 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2018 and December 31, 2017, Dominion Energy would have been required to post $11 million and $62 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted no collateral at June 30, 2018 or December 31, 2017 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash at June 30, 2018 and December 31, 2017 was $13 million and $65 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Energy Gas were not material as of June 30, 2018 and December 31, 2017. See Note 9 for further information about derivative instruments.

Note 18. Related-Party Transactions

Virginia Power and Dominion Energy Gas engage in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates). Virginia Power's and Dominion Energy Gas’ receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power and Dominion Energy Gas are included in Dominion Energy's consolidated federal income tax return and, where applicable, combined income tax returns for Dominion Energy are filed in various states. Dominion Energy’s transactions with equity method investments are described in Note 10. A discussion of significant related-party transactions follows.

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risks associated with purchases of natural gas. At June 30, 2018, Virginia Power’s derivative assets and liabilities with affiliates were $9 million and $5 million, respectively. At December 31, 2017, Virginia Power’s derivative assets and liabilities with affiliates were $11 million and $5 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018. At June 30, 2018 and December 31, 2017, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $569 million and $505 million, respectively.  At June 30, 2018 and December 31, 2017, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $236 million and $199 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Commodity purchases from affiliates	$139	$137	$537	$349
Services provided by affiliates(1)	112	112	232	224
Services provided to affiliates	5	7	11	12
(1)

Includes capitalized expenditures of $38 million and $37 million for the three months ended June 30, 2018 and 2017, respectively, and $75 million and $71 million for the six months ended June 30, 2018 and 2017, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $25 million and $33 million in short-term demand note borrowings from Dominion Energy as of June 30, 2018 and December 31, 2017, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of June 30, 2018 and December 31, 2017. Interest charges related to Virginia Power’s borrowings from Dominion Energy were less than $1 million for the three and six months ended June 30, 2018 and 2017.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and six months ended June 30, 2018 and 2017.

Dominion Energy Gas

Transactions with Related Parties

Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates and related parties, including construction services, which are presented separately from contracts involving commodities or services. As of June 30, 2018, Dominion Energy Gas had no derivative assets and $7 million of derivative liabilities with affiliates. As of December 31, 2017, all of Dominion Energy Gas' commodity derivatives were with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding transactions with Atlantic Coast Pipeline.

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed on June 6, 2018. At June 30, 2018 and December 31, 2017, amounts due from Dominion Energy associated with the Dominion Energy Pension Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $753 million and $734 million, respectively. At June 30, 2018 and December 31, 2017, Dominion Energy Gas’ amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $10 million and $7 million, respectively.

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

Presented below are Dominion Energy Gas’ significant transactions with DES and other affiliates and related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Sales of natural gas and transportation and storage services to affiliates	$16	$18	$34	$36
Purchases of natural gas from affiliates	(2)	1	1	—
Services provided by related parties(1)	33	36	66	73
Services provided to related parties(2)	61	36	113	75
(1)

Includes capitalized expenditures of $7 million and $12 million for the three months ended June 30, 2018 and 2017, respectively, and $17 million and $20 million for the six months ended June 30, 2018 and 2017, respectively.

(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related-party VIE.

The following table presents affiliated and related party balances reflected in Dominion Energy Gas’ Consolidated Balance Sheets:

	June 30, 2018	December 31, 2017
(millions)
Other receivables(1)	$19	$12
Customer receivables from related parties	—	1
Imbalances receivable from affiliates	—	1
Imbalances payable to affiliates(2)	5	—
Affiliated notes receivable(3)	18	20
(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.

Dominion Energy Gas’ borrowings under the intercompany revolving credit agreement with Dominion Energy were $56 million and $18 million as of June 30, 2018 and December 31, 2017, respectively. Interest charges related to Dominion Energy Gas’ total borrowings from Dominion Energy were immaterial for the three and six months ended June 30, 2018 and 2017.

Note 19. Employee Benefit Plans

Dominion Energy

The components of Dominion Energy’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
(millions)
Three Months Ended June 30,
Service cost	$40	$34	$6	$6
Interest cost	84	87	14	14
Expected return on plan assets	(168)	(161)	(35)	(31)
Amortization of prior service cost (credit)	1	1	(13)	(13)
Amortization of net actuarial loss	49	41	2	3
Net periodic benefit cost (credit)	$6	$2	$(26)	$(21)
Six Months Ended June 30,
Service cost	$79	$69	$13	$13
Interest cost	168	173	28	30
Expected return on plan assets	(333)	(320)	(71)	(63)
Amortization of prior service cost (credit)	1	1	(26)	(25)
Amortization of net actuarial loss	97	81	5	6
Settlements	—	1	—	—
Net periodic benefit cost (credit)	$12	$5	$(51)	$(39)

Employer Contributions

During the six months ended June 30, 2018, Dominion Energy made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2018.

Dominion Energy Gas

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018. See Note 18 for more information.

The components of Dominion Energy Gas’ provision for net periodic benefit cost (credit) for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
(millions)
Three Months Ended June 30,
Service cost	$5	$4	$1	$1
Interest cost	7	8	2	3
Expected return on plan assets	(38)	(36)	(6)	(6)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	5	4	1	—
Net periodic benefit credit	$(21)	$(20)	$(3)	$(3)
Six Months Ended June 30,
Service cost	$9	$8	$2	$2
Interest cost	14	15	5	6
Expected return on plan assets	(75)	(71)	(14)	(12)
Amortization of prior service credit	—	—	(2)	(1)
Amortization of net actuarial loss	10	8	2	1
Net periodic benefit credit	$(42)	$(40)	$(7)	$(4)

Employer Contributions

During the six months ended June 30, 2018, Dominion Energy Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2018.

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

In the six months ended June 30, 2018, Dominion Energy reported after-tax net expenses of $349 million for specific items in the Corporate and Other segment, with $310 million of net expenses attributable to its operating segments. In the six months ended June 30, 2017, Dominion Energy reported after-tax net expenses of $10 million for specific items in the Corporate and Other segment, with $1 million of net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2018 primarily related to the impact of the following items:

•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers, attributable to:

•	Power Generation ($109 million after-tax); and
•	Power Delivery ($51 million after-tax).
•	A $122 million ($89 million after tax) charge for disallowance of FERC-regulated plant attributable to Gas Infrastructure.

•

An $81 million ($60 million after-tax) charge associated primarily with the asset retirement obligations for ash ponds and landfills at certain utility generation facilities in connection with the enactment of Virginia legislation in April 2018 attributable to Power Generation.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Power Delivery	Power Generation	Gas Infrastructure	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended June 30, 2018
Total revenue from external customers	$528	$1,635	$914	$(3)	$14	$3,088
Intersegment revenue	6	3	8	170	(187)	—
Total operating revenue	534	1,638	922	167	(173)	3,088
Net income (loss) attributable to Dominion Energy	145	276	249	(221)	—	449
Three Months Ended June 30, 2017
Total revenue from external customers	$530	$1,507	$589	$6	$181	$2,813
Intersegment revenue	7	2	175	149	(333)	—
Total operating revenue	537	1,509	764	155	(152)	2,813
Net income (loss) attributable to Dominion Energy	127	240	163	(140)	—	390
Six Months Ended June 30, 2018
Total revenue from external customers	$1,091	$3,495	$2,136	$(210)	$42	$6,554
Intersegment revenue	12	5	14	345	(376)	—
Total operating revenue	1,103	3,500	2,150	135	(334)	6,554
Net income (loss) attributable to Dominion Energy	301	624	576	(549)	—	952
Six Months Ended June 30, 2017
Total revenue from external customers	$1,084	$3,160	$1,490	$9	$454	$6,197
Intersegment revenue	12	5	441	301	(759)	—
Total operating revenue	1,096	3,165	1,931	310	(305)	6,197
Net income (loss) attributable to Dominion Energy	252	501	426	(157)	—	1,022

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

In the six months ended June 30, 2018, Virginia Power reported after-tax net expenses of $237 million for specific items in the Corporate and Other segment, with $230 million of net expenses attributable to its operating segments. In the six months ended June 30, 2017, Virginia Power reported after-tax net expenses of $7 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

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

•

An $81 million ($60 million after-tax) charge associated primarily with the asset retirement obligations for ash ponds and landfills at certain utility generation facilities in connection with the enactment of Virginia legislation in April 2018 attributable to Power Generation.

The net expense for specific items attributable to Virginia Power’s operating segments in 2017 primarily related to the impact of the following item which was attributable to Power Delivery:

•	A $16 million ($10 million after-tax) charge arising from a proposed customer settlement.

The following table presents segment information pertaining to Virginia Power’s operations:

	Power Delivery	Power Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2018
Operating revenue	$528	$1,301	$—	$1,829
Net income (loss)	145	227	(33)	339
Three Months Ended June 30, 2017
Operating revenue	$533	$1,214	$—	$1,747
Net income (loss)	125	198	(5)	318
Six Months Ended June 30, 2018
Operating revenue	$1,091	$2,701	$(215)	$3,577
Net income (loss)	299	449	(225)	523
Six Months Ended June 30, 2017
Operating revenue	$1,090	$2,488	$—	$3,578
Net income	250	421	3	674

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

In the six months ended June 30, 2018, Dominion Energy Gas reported after-tax net expenses of $91 million for specific items in the Corporate and Other segment, with $89 million of net expenses attributable to its operating segment. In the six months ended June 30, 2017, Dominion Energy Gas reported after-tax net expenses of $9 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net expense for specific items in 2018 was due to a $122 million ($89 million after-tax) charge for disallowance of FERC-regulated plant.

The net expense for specific items in 2017 was due to a $15 million ($9 million after-tax) charge to write-off the balance of a regulatory asset no longer considered probable of recovery at June 30, 2017.

The following table presents segment information pertaining to Dominion Energy Gas’ operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2018
Operating revenue	$459	$—	$459
Net income (loss)	108	(93)	15
Three Months Ended June 30, 2017
Operating revenue	$422	$—	$422
Net income (loss)	88	(11)	77
Six Months Ended June 30, 2018
Operating revenue	$985	$—	$985
Net income (loss)	275	(94)	181
Six Months Ended June 30, 2017
Operating revenue	$912	$—	$912
Net income (loss)	197	(12)	185

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
•

The expected timing and likelihood of completion of the proposed acquisition of SCANA, including the ability to obtain the requisite approvals of regulators and the terms and conditions of any regulatory approvals;

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

•	Competition in the development, construction and ownership of certain electric transmission facilities in Virginia Power’s service territory in connection with Order 1000;
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;
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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2018, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and financial instruments at fair value, impairment testing of goodwill, long-lived assets and equity method investments and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2018	2017	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion Energy	$449	$390	$59
Diluted EPS	0.69	0.62	0.07
Year-to-Date
Net income attributable to Dominion Energy	$952	$1,022	$(70)
Diluted EPS	1.46	1.63	(0.17)

Overview

Second Quarter 2018 vs. 2017

Net income attributable to Dominion Energy increased 15%, primarily due to the commencement of commercial operations of the Liquefaction Project, increased net investment earnings on nuclear decommissioning trust funds, fewer planned outage days at certain merchant and utility generation facilities and the retroactive application of depreciation rates for regulated nuclear plants to comply with the Virginia Commission requirements. These increases were partially offset by a charge for disallowance of FERC-regulated plant and a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018.

Year-To-Date 2018 vs. 2017

Net income attributable to Dominion Energy decreased 7%, primarily due to a charge associated with Virginia legislation enacted in March 2018, a charge for disallowance of FERC-regulated plant and a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018. These decreases were partially offset by an increase in heating and cooling degree days in the electric utility service territory, favorable pricing at merchant generation facilities and the commencement of commercial operations of the Liquefaction Project.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Second Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Operating revenue	$3,088	$2,813	$275	$6,554	$6,197	$357
Electric fuel and other energy-related purchases	623	498	125	1,367	1,073	294
Purchased (excess) electric capacity	23	(12)	35	37	(29)	66
Purchased gas	64	112	(48)	404	417	(13)
Net revenue	2,378	2,215	163	4,746	4,736	10
Other operations and maintenance	1,007	827	180	1,803	1,611	192
Depreciation, depletion and amortization	463	467	(4)	961	936	25
Other taxes	166	168	(2)	365	357	8
Other income	185	108	77	285	270	15
Interest and related charges	361	308	53	675	600	75
Income tax expense	88	136	(48)	223	411	(188)
Noncontrolling interests	29	27	2	52	69	(17)

An analysis of Dominion Energy’s results of operations follows:

Second Quarter 2018 vs. 2017

Net revenue increased 7%, primarily reflecting:

•

A $143 million increase due to commencement of commercial operations of the Liquefaction Project, including terminalling services provided to the export customers ($159 million) and regulated gas transportation contracts to serve the export customers ($19 million), partially offset by credits associated with the start-up phase of the Liquefaction Project ($35 million);

•	A $35 million increase due to growth projects placed in service, other than the Liquefaction Project;
•	A $33 million increase in sales to electric utility retail customers from an increase in cooling degree days;
•	A $31 million increase from certain merchant generation facilities due to fewer planned outage days and favorable pricing;
•	A $30 million increase in services performed for Atlantic Coast Pipeline; and
•

A $21 million increase in sales to electric utility retail customers due to the effect of changes in customer usage and other factors ($8 million) and customer growth ($13 million); partially offset by

•	A $70 million decrease for regulated electric generation and electric and gas distribution operations as a result of the 2017 Tax Reform Act;
•	A $39 million decrease in rate adjustment clauses associated with electric utility operations; and
•

A $37 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2017 ($45 million) and the annual PJM capacity performance market effective June 2018 ($6 million), partially offset by a benefit related to non-utility generators ($14 million).

Other operations and maintenance increased 22%, primarily reflecting:

•	A $134 million increase due to a charge for disallowance of FERC-regulated plant;
•	An $81 million increase due to a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018; and
•	A $28 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; partially offset by

•	A $59 million decrease from a reduction in planned outage days at certain merchant and utility generation facilities.

Depreciation, depletion and amortization was consistent period over period as decreases from the retroactive application of depreciation rates for regulated nuclear plants to comply with the Virginia Commission requirements ($46 million) and various other individually insignificant items ($17 million) were offset by increases from various growth projects being placed into service ($59 million), including the Liquefaction Project ($23 million).

Other income increased 71%, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds ($48 million), an increase in earnings from equity method investments ($22 million) and the absence of a charge associated with a customer settlement ($16 million).

Interest and related charges increased 17%, primarily due to the absence of capitalization of interest expense associated with the Liquefaction Project upon completion of construction ($33 million), higher long-term debt interest expense resulting from debt issuances in the first and second quarter of 2018 ($10 million) and increases in the carrying amount of commercial paper and associated interest rates ($7 million).

Income tax expense decreased 35%, primarily due to the 2017 Tax Reform Act ($94 million) and state legislative change ($18 million), partially offset by lower renewable energy investment tax credits ($37 million).

Year-To-Date 2018 vs. 2017

Net revenue increased $10 million, primarily reflecting:

•

A $143 million increase due to commencement of commercial operations of the Liquefaction Project, including terminalling services provided to the export customers ($159 million) and regulated gas transportation contracts to serve the export customers ($19 million), partially offset by credits associated with the start-up phase of the Liquefaction Project ($35 million);

•

An increase in sales to electric utility retail customers from an increase in heating degree days during the heating season of 2018 ($69 million) and an increase in cooling degree days during the cooling season of 2018 ($33 million);

•	A $93 million increase due to favorable pricing at merchant generation facilities;
•	A $64 million increase due to growth projects placed in service, other than the Liquefaction Project;
•	A $45 million increase in services performed for Atlantic Coast Pipeline; and
•	A $20 million increase due to fewer planned outage days at certain merchant generation facilities; partially offset by
•	A $215 million charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers;
•	A $135 million decrease for regulated electric generation and electric and gas distribution operations as a result of the 2017 Tax Reform Act;
•

A $66 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2017 ($112 million) and the annual PJM capacity performance market effective June 2018 ($6 million), partially offset by a benefit related to non-utility generators ($52 million); and

•	A $42 million decrease in rate adjustment clauses associated with electric utility operations.

Other operations and maintenance increased 12%, primarily reflecting:

•	A $134 million increase due to a charge for disallowance of FERC-regulated plant;
•	An $81 million increase due to a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018;
•	A $44 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; and
•	A $35 million increase in storm damage and service restoration costs; partially offset by
•	A $66 million decrease from a reduction in planned outage days at certain merchant and utility generation facilities; and
•	A $50 million decrease from gains related to agreements to convey shale development rights under natural gas storage fields.

Depreciation, depletion and amortization increased 3%, primarily due to an increase from various growth projects being placed into service ($88 million), including the Liquefaction Project ($23 million), partially offset by the retroactive application of depreciation rates for regulated nuclear plants to comply with the Virginia Commission requirements ($46 million).

Interest and related charges increased 13%, primarily due to the absence of capitalization of interest expense associated with the Liquefaction Project upon completion of construction ($33 million), higher long-term debt interest expense resulting from debt issuances in the first and second quarter of 2018 ($26 million) and increases in the carrying amount of commercial paper and associated interest rates ($14 million).

Income tax expense decreased 46%, primarily due to the 2017 Tax Reform Act ($170 million) and lower pre-tax income ($96 million), partially offset by lower renewable energy investment tax credits ($73 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income attributable to Dominion Energy:

	Net Income attributable to Dominion Energy			Diluted EPS
	2018	2017	$ Change	2018	2017	$ Change
(millions, except EPS)
Second Quarter
Power Delivery	$145	$127	$18	$0.23	$0.20	$0.03
Power Generation	276	240	36	0.42	0.38	0.04
Gas Infrastructure	249	163	86	0.38	0.26	0.12
Primary operating segments	670	530	140	1.03	0.84	0.19
Corporate and Other	(221)	(140)	(81)	(0.34)	(0.22)	(0.12)
Consolidated	$449	$390	$59	$0.69	$0.62	$0.07

Year-To-Date
Power Delivery	$301	$252	$49	$0.46	$0.40	$0.06
Power Generation	624	501	123	0.96	0.80	0.16
Gas Infrastructure	576	426	150	0.88	0.68	0.20
Primary operating segments	1,501	1,179	322	2.30	1.88	0.42
Corporate and Other	(549)	(157)	(392)	(0.84)	(0.25)	(0.59)
Consolidated	$952	$1,022	$(70)	$1.46	$1.63	$(0.17)

Power Delivery

Presented below are selected operating statistics related to Power Delivery’s operations:

	Second Quarter			Year-To-Date
	2018	2017	% Change	2018	2017	% Change
Electricity delivered (million MWh)	20.9	19.7	6%	43.0	40.2	7%
Degree days (electric distribution service area):
Cooling	611	565	8	619	574	8
Heating	284	186	53	2,306	1,823	26
Average electric distribution customer accounts (thousands)(1)	2,597	2,570	1	2,594	2,567	1
(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Power Delivery’s net income contribution:

	Second Quarter 2018 vs. 2017 Increase (Decrease)		Year-To-Date 2018 vs. 2017 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$8	$0.01	$22	$0.03
Other	12	0.02	16	0.02
FERC transmission equity return	1	—	5	0.01
Other	(3)	—	6	0.01
Share dilution	—	—	—	(0.01)
Change in net income contribution	$18	$0.03	$49	$0.06
Power Generation

Presented below are selected operating statistics related to Power Generation’s operations:

	Second Quarter			Year-To-Date
	2018	2017	% Change	2018	2017	% Change
Electricity supplied (million MWh):
Utility	20.8	19.9	5%	43.1	41.6	4%
Merchant	7.7	7.3	5	15.0	14.8	1
Degree days (electric utility service area):
Cooling	611	565	8	619	574	8
Heating	284	186	53	2,306	1,823	26

Presented below, on an after-tax basis, are the key factors impacting Power Generation’s net income contribution:

	Second Quarter 2018 vs. 2017 Increase (Decrease)		Year-To-Date 2018 vs. 2017 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Merchant generation margin	33	0.06	$94	$0.15
Regulated electric sales:
Weather	13	0.02	41	0.06
Other	2	—	(7)	(0.01)
Electric capacity	(20)	(0.03)	(38)	(0.06)
Planned outage costs	36	0.06	40	0.06
Depreciation and amortization	10	0.02	10	0.02
Renewable energy investment tax credits	(55)	(0.09)	(55)	(0.09)
2017 Tax Reform Act impacts	9	0.01	32	0.05
Other	8	0.01	6	0.01
Share dilution	—	(0.02)	—	(0.03)
Change in net income contribution	$36	$0.04	$123	$0.16

Gas Infrastructure

Presented below are selected operating statistics related to Gas Infrastructure’s operations:

	Second Quarter			Year-To-Date
	2018	2017	% Change	2018	2017	% Change
Gas distribution throughput (bcf):
Sales	19	18	6%	76	75	1%
Transportation	158	139	14	372	326	14
Heating degree days (gas distribution service area):
Eastern region	670	481	39	3,585	2,874	25
Western region	405	576	(30)	2,500	2,893	(14)
Average gas distribution customer accounts (thousands)(1):
Sales	1,250	1,228	2	1,254	1,234	2
Transportation	1,105	1,099	1	1,100	1,093	1
Average retail energy marketing customer accounts (thousands)(1)	862	1,451	(41)	862	1,440	(40)

(1)Period average.

Presented below, on an after-tax basis, are the key factors impacting Gas Infrastructure’s net income contribution:

	Second Quarter 2018 vs. 2017 Increase (Decrease)		Year-To-Date 2018 vs. 2017 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
2017 Tax Reform Act impacts	$28	$0.04	$60	$0.09
Assignment of shale development rights	4	0.01	36	0.06
State legislative change	18	0.03	18	0.03
Transportation and storage growth projects	10	0.02	18	0.03
Cove Point export contracts	70	0.11	70	0.11
Cove Point import contracts	(2)	—	(12)	(0.02)
Scheduled DETI contract declines	(3)	(0.01)	(6)	(0.01)
Interest expense, net	(27)	(0.04)	(28)	(0.05)
Other	(12)	(0.02)	(6)	(0.01)
Share dilution	—	(0.02)	—	(0.03)
Change in net income contribution	$86	$0.12	$150	$0.20

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(92)	$(22)	$(70)	$(310)	$(1)	$(309)
Specific items attributable to Corporate and Other segment	(19)	(9)	(10)	(39)	(9)	(30)
Total specific items	(111)	(31)	(80)	(349)	(10)	(339)
Other corporate operations:
Renewable energy investment tax credits	8	(12)	20	12	27	(15)
2017 Tax Reform Act impacts	(20)	—	(20)	(39)	—	(39)
Interest expense, net	(89)	(88)	(1)	(172)	(173)	1
Other	(9)	(9)	—	(1)	(1)	—
Total other corporate operations	(110)	(109)	(1)	(200)	(147)	(53)
Total net expense	$(221)	$(140)	$(81)	$(549)	$(157)	$(392)
EPS impact	$(0.34)	$(0.22)	$(0.12)	$(0.84)	$(0.25)	$(0.59)

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

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Net income	$339	$318	$21	$523	$674	$(151)

Overview

Second Quarter 2018 vs. 2017

Net income increased 7%, primarily due to the retroactive application of depreciation rates for regulated nuclear plants to comply with the Virginia Commission requirements, an increase in cooling degree days in the service territory and an increase in sales to retail customers due to the effect of changes in customer usage and other factors, partially offset by a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018.

Year-To-Date 2018 vs. 2017

Net income decreased 22%, primarily due to a charge associated with Virginia legislation enacted in March 2018 and a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018, partially offset by an increase in heating and cooling degree days in the service territory.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Operating revenue	$1,829	$1,747	$82	$3,577	$3,578	$(1)
Electric fuel and other energy-related purchases	508	409	99	1,099	865	234
Purchased (excess) electric capacity	23	(12)	35	37	(29)	66
Net revenue	1,298	1,350	(52)	2,441	2,742	(301)
Other operations and maintenance	439	379	60	838	753	85
Depreciation and amortization	247	280	(33)	544	566	(22)
Other taxes	79	78	1	162	157	5
Other income	21	13	8	24	44	(20)
Interest and related charges	126	125	1	258	245	13
Income tax expense	89	183	(94)	140	391	(251)

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2018 vs. 2017

Net revenue decreased 4%, primarily reflecting:

•	A $45 million decrease for regulated generation and distribution operations as a result of the 2017 Tax Reform Act;
•	A $39 million decrease from rate adjustment clauses; and

•

A $37 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2017 ($45 million) and the annual PJM capacity performance market effective June 2018 ($6 million), partially offset by a benefit related to non-utility generators ($14 million); partially offset by

•	An increase in sales to retail customers from an increase in cooling degree days ($33 million); and
•	A $21 million increase in sales to retail customers due to the effect of changes in customer usage and other factors ($8 million) and customer growth ($13 million).

Other operations and maintenance increased 16%, primarily reflecting:

•	An $81 million increase due to a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018; partially offset by
•	An $18 million decrease from fewer planned outage days at certain generation facilities; and
•	An $11 million decrease in salaries, wages and benefits and general and administrative expenses.

Depreciation and amortization decreased 12%, primarily due to the retroactive application of depreciation rates for regulated nuclear plants to comply with the Virginia Commission requirements ($46 million), partially offset by various growth projects being placed into service ($16 million).

Income tax expense decreased 51%, primarily due to the 2017 Tax Reform Act ($69 million) and lower pre-tax income ($26 million).

Year-To-Date 2018 vs. 2017

Net revenue decreased 11%, primarily reflecting:

•	A $215 million charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers;
•	A $91 million decrease for regulated generation and distribution operations as a result of the 2017 Tax Reform Act;
•

A $66 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2017 ($112 million) and the annual PJM capacity performance market effective June 2018 ($6 million), partially offset by a benefit related to non-utility generators ($52 million); and

•	A $42 million decrease from rate adjustment clauses; partially offset by
•

An increase in sales to retail customers from an increase in heating degree days during the heating season of 2018 ($69 million) and an increase in cooling degree days during the cooling season of 2018 ($33 million); and

•	A $12 million increase in sales to retail customers due to customer growth ($25 million), partially offset by the effect of changes in customer usage and other factors ($13 million).

Other operations and maintenance increased 11%, primarily reflecting:

•	An $81 million increase due to a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018; and
•	A $35 million increase due to storm damage and service restoration costs; partially offset by
•	A $22 million decrease in salaries, wages and benefits and general and administrative expenses; and
•	A $20 million decrease from fewer planned outage days at certain generation facilities.

Depreciation and amortization decreased 4%, primarily due to the retroactive application of depreciation rates for regulated nuclear plants to comply with the Virginia Commission requirements ($46 million), partially offset by various growth projects being placed into service ($23 million).

Other income decreased 45%, primarily related to Virginia Power’s electric transmission tower rental portfolio, including the absence of the assignment of such amounts to Vertical Bridge Towers II, LLC, ($13 million) and the absence of interest income associated with the settlement of state income tax refund claims ($11 million), partially offset by the absence of a charge associated with a customer settlement ($16 million).

Income tax expense decreased 64%, primarily due to lower pre-tax income ($141 million) and the 2017 Tax Reform Act ($98 million).

Dominion Energy Gas

Results of Operations

Presented below is a summary of Dominion Energy Gas’ consolidated results:

	Second Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Net income	$15	$77	$(62)	$181	$185	$(4)

Overview

Second Quarter 2018 vs. 2017

Net income decreased 81%, primarily due to a charge for disallowance of FERC-regulated plant, partially offset by regulated natural gas transmission activities from growth projects placed into service.

Year-To-Date 2018 vs. 2017

Net income decreased 2%, primarily due to a charge for disallowance of FERC-regulated plant, partially offset by regulated natural gas transmission activities from growth projects placed into service and an increase in gains from agreements to convey shale development rights underneath several natural gas storage fields.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy Gas’ results of operations:

	Second Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Operating revenue	$459	$422	$37	$985	$912	$73
Purchased gas	—	38	(38)	29	81	(52)
Other energy-related purchases	31	2	29	62	7	55
Net revenue	428	382	46	894	824	70
Other operations and maintenance	321	168	153	467	346	121
Depreciation and amortization	53	56	(3)	112	110	2
Other taxes	47	43	4	107	97	10
Earnings from equity method investee	5	4	1	14	11	3
Other income	32	27	5	65	52	13
Interest and related charges	26	24	2	51	47	4
Income tax expense	3	45	(42)	55	102	(47)

An analysis of Dominion Energy Gas’ results of operations follows:

Second Quarter 2018 vs. 2017

Net revenue increased 12%, primarily reflecting:

•	A $30 million increase in services performed for Atlantic Coast Pipeline; and
•	A $19 million increase due to regulated natural gas transmission growth projects placed in service; partially offset by
•	A $9 million decrease for regulated distribution operations as a result of the 2017 Tax Reform Act; and
•	A $7 million decrease from scheduled declines in certain DETI contracts.

Other operations and maintenance increased 91%, primarily reflecting:

•	A $134 million increase due to a charge for disallowance of FERC-regulated plant; and

•	A $28 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; partially offset by
•	A $15 million decrease from the absence of a charge to write-off the balance of a regulatory asset no longer considered probable of recovery; and
•	A $6 million decrease from gains related to agreements to convey shale development rights under natural gas storage fields.

Other income increased 19%, primarily due to a decrease in the non-service components of pension and other postretirement employee benefit credits capitalized to property, plant and equipment in 2018.

Income tax expense decreased 93%, primarily due to lower pre-tax income ($36 million) and the 2017 Tax Reform Act ($7 million).

Year-To-Date 2018 vs. 2017

Net revenue increased 8%, primarily reflecting:

•	A $45 million increase in services performed for Atlantic Coast Pipeline;
•	A $36 million increase due to regulated natural gas transmission growth projects placed in service; and
•	An $11 million increase in PIR program revenues; partially offset by
•	A $19 million decrease for regulated distribution operations as a result of the 2017 Tax Reform Act; and
•	A $14 million decrease from scheduled declines in certain DETI contracts.

Other operations and maintenance increased 35%, primarily reflecting:

•	A $134 million increase due to a charge for disallowance of FERC-regulated plant; and
•	A $44 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; partially offset by
•	A $50 million decrease from gains related to agreements to convey shale development rights under natural gas storage fields; and
•	A $15 million decrease from the absence of a charge to write-off the balance of a regulatory asset no longer considered probable of recovery.

Other taxes increased 10%, primarily due to increased property taxes related to growth projects placed into service ($5 million) and an increase in excise taxes ($3 million).

Other income increased 25%, primarily due to a decrease in the non-service components of pension and other postretirement employee benefit credits capitalized to property, plant and equipment in 2018.

Income tax expense decreased 46%, primarily due to the 2017 Tax Reform Act ($34 million) and lower pre-tax income ($18 million), partially offset by the absence of a settlement with state tax authorities ($5 million).

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At June 30, 2018, Dominion Energy had $3.2 billion of unused capacity under its credit facility. See Note 15 to the Consolidated Financial Statements for more information.

A summary of Dominion Energy’s cash flows is presented below:

	2018	2017
(millions)
Cash, restricted cash and equivalents at January 1	$185	$322
Cash flows provided by (used in):
Operating activities	2,425	2,360
Investing activities	(2,236)	(3,321)
Financing activities	(20)	963
Net increase in cash, restricted cash and equivalents	169	2
Cash, restricted cash and equivalents at June 30	$354	$324

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $65 million, primarily due to higher merchant generation margin, favorable impact of weather, the commencement of commercial operations of the Liquefaction Project and net changes in other working capital, partially offset by lower deferred fuel cost recoveries in the Virginia jurisdiction and increased interest expense.

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

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of June 30, 2018 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$14	$—	$14
Non-investment grade(2)	3	—	3
No external ratings:
Internally rated—investment grade(3)	6	—	6
Internally rated—non-investment grade(4)	44	—	44
Total	$67	$—	$67
(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 18% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 4% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 9% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 41% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $1.1 billion, primarily due to a decrease in plant construction and other property additions, a decrease in acquisitions of solar development projects and decreased contributions to the Atlantic Coast Pipeline.

Financing Cash Flows and Liquidity

Dominion Energy relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, the ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

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

Net cash used by Dominion Energy's financing activities was $20 million for the six months ended June 30, 2018, compared to net cash provided by financing activities of $963 million for the six months ended June 30, 2017, primarily due to lower net debt issuances, partially offset by higher issuance of common stock.

In November 2017, Dominion Energy filed an SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. The balance as of June 30, 2018 was $2 million. The notes are short-term debt obligations on Dominion Energy’s Consolidated Balance Sheets. The proceeds will be used for general corporate purposes and to repay debt.

Dominion Energy has announced its intention to pursue debt financing of the Cove Point LNG facility in the third quarter of 2018 and utilize the proceeds of up to $3 billion to repay outstanding debt at the parent company level.  In addition, Dominion Energy announced its intention to pursue the divestiture of certain assets, potentially including its interest in Blue Racer, accounted for as an equity method investment.

See Note 15 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of June 30, 2018, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of June 30, 2018, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants. The $6.0 billion joint revolving credit facility executed in March 2018, contains the same terms and covenants as the previous facilities with the exception of an increased maximum total debt to total capital ratio, with respect to Dominion Energy only, from 65% to 67.5%.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2018, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018.

Use of Off-Balance Sheet Arrangements

As of June 30, 2018, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, except for the forward sale agreements for 20 million shares of Dominion Energy common stock, as discussed in Note 15 of the Consolidated Financial Statements.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, and Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, Note 16 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and Note 16 in this report for additional information on various environmental matters.

Legal Matters

See Notes 13 and 22 to the Consolidated Financial Statements and Item 3. Legal Proceedings in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, Notes 13 and 16 to the Consolidated Financial Statements and Item 1. Legal Proceedings in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and Notes 13 and 16 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, Note 13 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and Note 13 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Significant Power Delivery Project

As part of the annual PJM regional transmission expansion plan process, PJM authorized additional electric transmission upgrade projects, including the Surry-to-Skiffes Creek-to-Whealton line, which is expected to cost approximately $390 million.

Significant Power Generation Projects

In June 2018, Virginia Power entered into an agreement to acquire a solar development project in Virginia. The acquisition is expected to close prior to the project commencing commercial operations, which is expected by the end of 2018, and cost approximately $37 million once constructed, including the initial acquisition cost. The project is expected to generate approximately 20 MW. Virginia Power anticipates claiming federal investment tax credits on this solar project upon its completion.

Significant Gas Infrastructure Project

In June 2015, Cove Point executed two binding precedent agreements for the approximately $150 million Eastern Market Access Project. In January 2018, Cove Point received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in late 2019. In July 2018, Cove Point announced it is evaluating a change to the location of a compressor station which could result in a delay of the in-service date and/or additional costs.

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

Market Risk Sensitive Instruments and Risk Management

The Companies’ financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is present in Dominion Energy and Virginia Power’s electric operations and Dominion Energy and Dominion Energy Gas’ natural gas procurement and marketing operations due to the exposure to market shifts in prices received and paid for electricity, natural gas and other commodities. The Companies use commodity derivative contracts to manage price risk exposures for these operations. Interest rate risk is generally related to their outstanding debt and future issuances of debt. In addition, the Companies are exposed to investment price risk through various portfolios of equity and debt securities.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $11 million and $5 million of Dominion Energy’s commodity-based derivative instruments as of June 30, 2018 and December 31, 2017, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in the fair value of $44 million and $51 million of Virginia Power’s commodity-based derivative instruments as of June 30, 2018 and December 31, 2017, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $5 million and $4 million of Dominion Energy Gas’ commodity-based derivative instruments as of June 30, 2018 and December 31, 2017, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $23 million and $12 million decrease in earnings at June 30, 2018 and December 31, 2017, respectively. For variable rate debt outstanding for Virginia Power and Dominion Energy Gas, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2018 or December 31, 2017.

The Companies also use interest rate derivatives, including forward-starting swaps, as cash flow hedges of forecasted interest payments. As of June 30, 2018, Dominion Energy, Virginia Power and Dominion Energy Gas had $4.4 billion, $1.6 billion and $1.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $114 million, $79 million and $18 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at June 30, 2018. As of December 31, 2017, Dominion Energy and Virginia Power had $3.5 billion and $1.5 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $86 million and $67 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2017. Dominion Energy Gas had no interest rate derivatives outstanding at December 31, 2017.

Dominion Energy Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of June 30, 2018 and December 31, 2017, Dominion Energy and Dominion Energy Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $5 million and $6 million, in the fair value of Dominion Energy Gas' foreign currency swaps at June 30, 2018 and December 31, 2017, respectively.

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

Investment Price Risk

Dominion Energy and Virginia Power are subject to investment price risk due to securities held as investments in nuclear decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in Dominion Energy and Virginia Power’s Consolidated Balance Sheets at fair value.

Dominion Energy recognized net investment loss on nuclear decommissioning and rabbi trust investments of $77 million for the six months ended June 30, 2018. Dominion Energy recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $103 million for the six months ended June 30, 2017 and $167 million for the year ended December 31, 2017. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $38 million for the six months ended June 30, 2018 and recorded a net increase in unrealized gains on debt and equity investments of $157 million for the six months ended June 30, 2017 and $462 million for the year ended December 31, 2017.

Virginia Power recognized net investment loss on nuclear decommissioning trust investments of $35 million for the six months ended June 30, 2018. Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $44 million for the six months ended June 30, 2017 and $76 million for the year ended December 31, 2017. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $20 million for the six months ended June 30, 2018 and recorded a net increase in unrealized gains on debt and equity investments of $73 million for the six months ended June 30, 2017 and $216 million for the year ended December 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Senior management of each of Dominion Energy, Virginia Power and Dominion Energy Gas, including Dominion Energy, Virginia Power, and Dominion Energy Gas’ CEO and CFO, evaluated the effectiveness of each of their respective Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, each of Dominion Energy’s, Virginia Power’s, and Dominion Energy Gas’ CEO and CFO have concluded that each of their respective Company’s disclosure controls and procedures are effective.

There were no changes in Dominion Energy’s, Virginia Power’s or Dominion Energy Gas’ internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Companies’ internal control over financial reporting.

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

In January 2016, Virginia Power self-reported a release of mineral oil from the Crystal City substation and began extensive cleanup. Virginia Power assumed the role of responsible party and has continued to cooperate with ongoing requirements for investigative and corrective action. In December 2016, the Virginia State Water Control Board approved a consent order between the VDEQ and Virginia Power related to this matter, which included a penalty in excess of $100,000. In May 2017, the VDEQ formally terminated the consent order, finding that all requirements had been completed. Also in May 2017, the U.S. Department of the Interior, on behalf of several federal and state agencies, proposed a settlement to resolve the agencies’ claims for natural resource damages related to the mineral oil release. In January 2018, Virginia Power and the natural resource trustee agencies executed a settlement agreement that would require Virginia Power to pay approximately $400,000 to fund wetland restoration and related projects in the location of the release. A 30-day public comment period on the settlement closed in March 2018. The settlement became final and effective in May 2018, and Virginia Power submitted the settlement payment in June 2018.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•

Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018.

•	Notes 13 and 16 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
•	Notes 13 and 16 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/18-4/30/18	252	$67.43	—	19,629,059 shares/ $1.18 billion
5/1/18-5/31/18	—	—	—	19,629,059 shares/ $1.18 billion
6/1/18-6/30/18	1,337	63.40	—	19,629,059 shares/ $1.18 billion
Total	1,589	$64.04	—	19,629,059 shares/ $1.18 billion
(1)	In April and June 2018, 252 shares and 1,337 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)

The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Energy Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Energy Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 5. OTHER INFORMATION

The following disclosure would have otherwise been filed on a Current Report on Form 8-K under Item 8.01 Other Events:

GHG Emissions

This section should be read in conjunction with information disclosed under the heading Environmental Strategy in Item 1. Business of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017.

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

Dominion Energy’s natural gas companies have been reporting GHG emissions to the EPA since 2011 under the GHG Reporting Program. In January 2016, the GHG Reporting Program was expanded to also include GHG inputs and emissions associated with natural gas gathering and boosting sources and transmission pipeline blowdowns for facilities that exceed 25,000 metric tons per year of CO2 equivalent emissions. The sources within these new facilities were not previously covered under the rule and the first reports for these new sources were submitted to the EPA on March 31, 2017.

The Companies’ GHG inventory follows all methodologies specified in the EPA Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98 for calculating emissions. Total CO2 equivalent emissions reported for our natural gas assets, as estimated in Dominion Energy’s corporate inventory, were 3.51 million metric tons in 2017. This estimate includes emissions reported under the GHG Reporting Program, as well as other emissions not required to be reported under the federal program. The 2017 corporate GHG inventory emission estimate includes Dominion Energy Questar Pipeline, Questar Gas and Wexpro Company for the entire calendar year. Dominion Energy’s 2017 methane emissions reported under Subpart W of the Greenhouse Gas Reporting Rule are as follows:

Subpart W Segment	Subpart W Total CH4 Emissions (mcf CH4)
Distribution	1,668,183
Production	762,788
Transmission pipelines	396,720
Transmission compressor stations	147,565
Gathering and boosting	144,188
Storage	53,748
LNG import/export	6,444
Processing	916

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

3.1.a	Dominion Energy, Inc. Articles of Incorporation as amended and restated, effective May 10, 2017 (Exhibit 3.1, Form 8-K filed May 10, 2017, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.1.d	Articles of Amendment to the Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-37591).			X

3.2.a	Dominion Energy, Inc. Amended and Restated Bylaws, effective May 10, 2017 (Exhibit 3.2, Form 8-K filed May 10, 2017, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Energy Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form 8-K filed May 16, 2017, File No. 001-37591).			X

4.1

Dominion Energy, Inc., Virginia Electric and Power Company and Dominion Energy Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X	X

4.2

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (Exhibit 4.1, Form 10-Q filed November 9, 2016, File No. 1-8489); Eighth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489); Ninth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.2, Form 8-K filed January 12, 2017, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Twelfth Supplemental Indenture, dated as of June 1, 2017 (Exhibit 4.2, Form 10-Q filed August 3, 2017, File No. 1-8489); Thirteenth Supplemental Indenture, dated December 1, 2017 (Exhibit 4.8, Form 10-K for the fiscal year ended December 31, 2017 filed February 27, 2018, File No. 1-8489); Fourteenth Supplemental Indenture, dated May 1, 2018 (filed herewith); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489).

X

4.3

Indenture, dated as of October 1, 2013, between Dominion Gas Holdings, LLC and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form S-4 filed April 4, 2014, File No. 333-195066); Second Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.3, Form S-4 filed April 4, 2014, File No. 333-195066); Third Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.4, Form S-4 filed April 4, 2014, File No. 333-195066); Fourth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.2, Form 8-K filed December 8, 2014, File No. 333-195066); Fifth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.3, Form 8-K filed December 8, 2014, File No. 333-195066); Sixth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.4, Form 8-K filed December 8, 2014, File No. 333-195066); Seventh Supplemental Indenture, dated as of November 1, 2015 (Exhibit 4.2, Form 8-K filed November 17, 2015, File No. 001-37591); Eighth Supplemental Indenture, dated as of May 1, 2016 (Exhibit 4.1.a, Form 10-Q filed August 3, 2016, File No. 1-37591); Ninth Supplemental Indenture, dated as of June 1, 2016 (Exhibit 4.1.b, Form 10-Q filed August 3, 2016, File No. 1-37591); Tenth Supplemental Indenture, dated as of June 1, 2016 (Exhibit 4.1.c, Form 10-Q filed August 3, 2016, File No. 1-37591); Eleventh Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K filed June 19, 2018, File No. 1-37591).

		X		X

10.1

$500,000,000 364-Day Term Loan Credit Agreement, dated June  14, 2018, by and among Dominion Energy, Inc., Toronto Dominion (Texas) LLC, as Administrative Agent, TD Securities (USA) LLC, as Lead Arranger and Bookrunner, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 15, 2018, File No. 001-08489).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 2, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 2, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 2, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

August 2, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 2, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION ENERGY GAS HOLDINGS, LLC Registrant

August 2, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer