Form 10-Q
period 2018-09-30
DOMINION ENERGY INC /VA/; VIRGINIA ELECTRIC & POWER CO; Dominion Energy Gas Holdings, LLC
filed 2018-11-02
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Energy Gas Holdings, LLC    Yes  ☐    No  ☒

At October 12, 2018, the latest practicable date for determination, Dominion Energy, Inc. had 655,083,378 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Energy, Inc. holds all of the membership interests of Dominion Energy Gas Holdings, LLC.

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

AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Duke and Southern Company Gas
BACT	Best available control technology
bcf	Billion cubic feet
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion Energy and Caiman Energy II, LLC
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California Independent System Operator
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Companies	Dominion Energy, Virginia Power and Dominion Energy Gas, collectively
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Cove Point	Dominion Energy Cove Point LNG, LP
Cove Point LNG Facility	An LNG terminalling and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point
CPCN	Certificate of Public Convenience and Necessity
CWA	Clean Water Act
DECG	Dominion Energy Carolina Gas Transmission, LLC
DES	Dominion Energy Services, Inc.
DETI	Dominion Energy Transmission, Inc.
DGI	Dominion Generation, Inc.
DOE	U.S. Department of Energy
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

Dominion Energy Questar Pipeline	Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries
DSM	Demand-side management
Dth	Dekatherm
Duke	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
Eagle Solar	Eagle Solar, LLC, a wholly-owned subsidiary of Dominion Energy
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
Eastern Market Access Project

Project to provide 294,000 Dths/day of firm transportation service to help meet demand for natural gas for Washington Gas Light Company, a local gas utility serving customers in D.C., Virginia and Maryland, and Mattawoman Energy, LLC for its new electric power generation facility to be built in Maryland

EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Fairless	Dominion Energy Fairless, LLC, which owns the Fairless power station
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a subsidiary of GIP effective August 2018
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility joint venture between Dominion Energy and BP Wind Energy North America Inc. in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Infrastructure	Gas Infrastructure Group operating segment
GHG	Greenhouse gas
GIP

The legal entity, Global Infrastructure Partners, one or more of its consolidated subsidiaries (including, effective August 2018, Four Brothers, Granite Mountain and Iron Springs) or operating segments, or the entirety of Global Infrastructure Partners and its consolidated subsidiaries

Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a subsidiary of GIP effective August 2018
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a subsidiary of GIP effective August 2018
Iroquois	Iroquois Gas Transmission System, L.P.
ISO-NE	ISO New England, Inc.

Abbreviation or Acronym	Definition
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
Liquefaction Project	A natural gas export/liquefaction facility at Cove Point
LNG	Liquefied natural gas
Manchester	Dominion Energy Manchester Street, Inc., which owns the Manchester power station
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NedPower	NedPower Mount Storm LLC, a wind-turbine facility joint venture between Dominion Energy and Shell Wind Energy, Inc. in Grant County, West Virginia
NGL	Natural gas liquid
NOx	Nitrogen oxide
NRC	Nuclear Regulatory Commission
NRG

The legal entity, NRG Energy, Inc., one or more of its consolidated subsidiaries (including, through August 2018, Four Brothers, Granite Mountain and Iron Springs) or operating segments, or the entirety of NRG Energy, Inc. and its consolidated subsidiaries

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions, except per share amounts)
Operating Revenue(1)	$3,451	$3,179	$10,005	$9,376
Operating Expenses
Electric fuel and other energy-related purchases	761	638	2,128	1,711
Purchased (excess) electric capacity	50	21	87	(8)
Purchased gas	5	24	409	441
Other operations and maintenance	782	697	2,585	2,308
Depreciation, depletion and amortization	526	485	1,487	1,421
Other taxes	177	162	542	519
Total operating expenses	2,301	2,027	7,238	6,392
Income from operations	1,150	1,152	2,767	2,984
Other income	373	121	658	391
Interest and related charges	378	305	1,053	905
Income from operations including noncontrolling interests before income tax expense	1,145	968	2,372	2,470
Income tax expense	262	272	485	683
Net Income Including Noncontrolling Interests	883	696	1,887	1,787
Noncontrolling Interests	29	31	81	100
Net Income Attributable to Dominion Energy	$854	$665	$1,806	$1,687
Earnings Per Common Share
Net income attributable to Dominion Energy - Basic	$1.31	$1.03	$2.77	$2.66
Net income attributable to Dominion Energy - Diluted	1.30	1.03	2.77	2.66
Dividends Declared Per Common Share	$0.8350	$0.7700	$2.505	$2.280
(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Net income including noncontrolling interests	$883	$696	$1,887	$1,787
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(27)	11	51	82
Changes in unrealized net gains (losses) on investment securities(2)	(6)	48	(24)	141
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	30	(15)	71	(56)
Net realized (gains) losses on investment securities(4)	3	(4)	4	(36)
Net pension and other postretirement benefit costs(5)	18	14	60	38
Changes in other comprehensive income from equity method investees(6)	—	—	1	2
Total other comprehensive income	18	54	163	171
Comprehensive income including noncontrolling interests	901	750	2,050	1,958
Comprehensive income attributable to noncontrolling interests	29	31	82	100
Comprehensive income attributable to Dominion Energy	$872	$719	$1,968	$1,858

(1)

Net of $9 million and $(5) million tax for the three months ended September 30, 2018 and 2017, respectively, and net of $(17) million and $(49) million tax for the nine months ended September 30, 2018 and 2017, respectively.

(2)

Net of $1 million and $(27) million tax for the three months ended September 30, 2018 and 2017, respectively, and net of $7 million and $(80) million tax for the nine months ended September 30, 2018 and 2017, respectively.

(3)

Net of $(10) million and $10 million tax for the three months ended September 30, 2018 and 2017, respectively, and net of $(24) million and $35 million tax for the nine months ended September 30, 2018 and 2017, respectively.

(4)

Net of $— million and $2 million tax for the three months ended September 30, 2018 and 2017, respectively, and net of $(1) million and $20 million tax for the nine months ended September 30, 2018 and 2017, respectively.

(5)	Net of $(7) million tax for both the three months ended September 30, 2018 and 2017, and net of $(15) million and $(25) million tax for the nine months ended September 30, 2018 and 2017, respectively.
(6)	Net of $— million tax for both the three months ended September 30, 2018 and 2017, and net of $(1) million tax for both the nine months ended September 30, 2018 and 2017.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$310	$120
Customer receivables (less allowance for doubtful accounts of $17 at both dates)	1,539	1,660
Other receivables (less allowance for doubtful accounts of $2 at both dates)(2)	132	126
Inventories	1,455	1,477
Regulatory assets	540	294
Assets held for sale	1,029	—
Other	697	657
Total current assets	5,702	4,334
Investments
Nuclear decommissioning trust funds	5,424	5,093
Investment in equity method affiliates	1,858	1,544
Other	345	327
Total investments	7,627	6,964
Property, Plant and Equipment
Property, plant and equipment	76,190	74,823
Accumulated depreciation, depletion and amortization	(22,005)	(21,065)
Total property, plant and equipment, net	54,185	53,758
Deferred Charges and Other Assets
Goodwill	6,410	6,405
Regulatory assets	2,316	2,480
Other	2,842	2,644
Total deferred charges and other assets	11,568	11,529
Total assets	$79,082	$76,585

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$3,101	$3,078
Short-term debt	2,935	3,298
Accounts payable	587	875
Other(2)(3)	2,589	2,385
Total current liabilities	9,212	9,636
Long-Term Debt
Long-term debt	27,300	25,588
Junior subordinated notes	3,431	3,981
Remarketable subordinated notes	1,384	1,379
Credit facility borrowings	73	—
Total long-term debt	32,188	30,948
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,079	4,523
Regulatory liabilities	7,146	6,916
Other(2)	5,031	5,192
Total deferred credits and other liabilities	17,256	16,631
Total liabilities	58,656	57,215
Commitments and Contingencies (see Note 16)
Equity
Common stock – no par(4)	10,862	9,865
Retained earnings	9,128	7,936
Accumulated other comprehensive loss	(1,520)	(659)
Total common shareholders' equity	18,470	17,142
Noncontrolling interests	1,956	2,228
Total equity	20,426	19,370
Total liabilities and equity	$79,082	$76,585

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	See Note 11 for amounts classified as held for sale.
(4)	1 billion shares authorized; 655 million shares and 645 million shares outstanding at September 30, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Dominion Energy Shareholders		Total Common
	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions)
December 31, 2016	628	$8,550	$6,854	$(799)	$14,605	$2,235	$16,840
Net income including noncontrolling interests			1,687		1,687	100	1,787
Contributions from NRG to Four Brothers and Three Cedars					—	9	9
Issuance of common stock	16	1,232			1,232		1,232
Stock awards (net of change in unearned compensation)		17			17		17
Dividends and distributions			(1,435)		(1,435)	(123)	(1,558)
Other comprehensive income, net of tax				171	171		171
Other		(10)	13		3	1	4
September 30, 2017	644	$9,789	$7,119	$(628)	$16,280	$2,222	$18,502

December 31, 2017	645	$9,865	$7,936	$(659)	$17,142	$2,228	$19,370
Cumulative-effect of changes in accounting principles		(127)	1,029	(1,023)	(121)	127	6
Net income including noncontrolling interests			1,806		1,806	81	1,887
Issuance of common stock	10	737			737		737
Sale of Dominion Energy Midstream common units - net of offering costs					—	4	4
Remeasurement of noncontrolling interest in Dominion Energy Midstream		375			375	(375)	—
Stock awards (net of change in unearned compensation)		17			17		17
Dividends and distributions			(1,635)		(1,635)	(110)	(1,745)
Other comprehensive income, net of tax				162	162	1	163
Other		(5)	(8)		(13)		(13)
September 30, 2018	655	$10,862	$9,128	$(1,520)	$18,470	$1,956	$20,426

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2018	2017
(millions)
Operating Activities
Net income including noncontrolling interests	$1,887	$1,787
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,706	1,649
Deferred income taxes and investment tax credits	486	652
Proceeds from assignment of tower rental portfolio	—	91
Contribution to pension plan	—	(75)
Gains on sales of assets and equity method investments	(196)	(61)
Provision for rate credits to electric utility customers	77	—
Charge associated with future ash pond and landfill closure costs	81	—
Charge associated with FERC-regulated plant disallowance	129	—
Net gains on nuclear decommissioning trusts funds and other investments	(208)	(101)
Other adjustments	10	14
Changes in:
Accounts receivable	129	247
Inventories	(37)	(34)
Deferred fuel and purchased gas costs, net	(226)	(81)
Prepayments	(81)	34
Accounts payable	(167)	(158)
Accrued interest, payroll and taxes	(14)	61
Margin deposit assets and liabilities	(5)	51
Net realized and unrealized changes related to derivative activities	101	18
Pension and other postretirement benefits	(79)	(132)
Other operating assets and liabilities	118	(290)
Net cash provided by operating activities	3,711	3,672
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(3,111)	(4,122)
Acquisition of solar development projects	(108)	(343)
Proceeds from sales of securities	1,301	1,496
Purchases of securities	(1,364)	(1,555)
Proceeds from assignments of shale development rights	109	5
Proceeds from sale of certain merchant generation assets	91	—
Contributions to equity method affiliates	(282)	(343)
Other	(5)	(6)
Net cash used in investing activities	(3,369)	(4,868)
Financing Activities
Repayment of short-term debt, net	(363)	(95)
Issuance of short-term notes	1,450	—
Repayment of short-term notes	(1,450)	(250)
Issuance of long-term debt	4,400	3,480
Repayment of long-term debt	(3,154)	(1,529)
Credit facility borrowings	73	—
Issuance of common stock	737	1,233
Common dividend payments	(1,635)	(1,435)
Other	(198)	(229)
Net cash provided by (used in) financing activities	(140)	1,175
Increase (decrease) in cash, restricted cash and equivalents	202	(21)
Cash, restricted cash and equivalents at beginning of period	185	322
Cash, restricted cash and equivalents at end of period	$387	$301
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)(2)
Accrued capital expenditures	$197	$355
(1)	See Note 10 for noncash activities related to equity method investments.
(2)	See Note 15 for noncash activities related to the remeasurement of Dominion Energy’s noncontrolling interest in Dominion Energy Midstream.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Operating Revenue(1)	$2,232	$2,154	$5,809	$5,732
Operating Expenses
Electric fuel and other energy-related purchases(1)	648	549	1,747	1,414
Purchased (excess) electric capacity	50	21	87	(8)
Other operations and maintenance:
Affiliated suppliers	72	76	229	229
Other	332	297	1,013	897
Depreciation and amortization	295	288	839	854
Other taxes	79	76	241	233
Total operating expenses	1,476	1,307	4,156	3,619
Income from operations	756	847	1,653	2,113
Other income	25	13	49	57
Interest and related charges(1)	130	128	388	373
Income before income tax expense	651	732	1,314	1,797
Income tax expense	131	273	271	664
Net Income	$520	$459	$1,043	$1,133
(1)	See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Net income	$520	$459	$1,043	$1,133
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	3	(2)	10	(5)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	—	6	(2)	17
Amounts reclassified to net income:
Net derivative (gains) losses on derivative-hedging activities(3)	—	—	—	1
Net realized (gains) losses on nuclear decommissioning trust funds(4)	—	—	—	(4)
Total other comprehensive income	3	4	8	9
Comprehensive income	$523	$463	$1,051	$1,142
(1)

Net of $(1) million and $1 million tax for the three months ended September 30, 2018 and 2017, respectively, and net of $(3) million and $3 million tax for the nine months ended September 30, 2018 and 2017, respectively.

(2)

Net of $— million and $(4) million tax for the three months ended September 30, 2018 and 2017, respectively, and net of $1 million and $(11) million tax for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Net of $— million tax for both the three and nine months ended September 30, 2018 and 2017.
(4)	Net of $— million tax for both the three months ended September 30, 2018 and 2017, and net of $— million and $2 million tax for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$22	$14
Customer receivables (less allowance for doubtful accounts of $10 at both dates)	1,077	951
Other receivables (less allowance for doubtful accounts of $1 at both dates)	51	64
Affiliated receivables	2	3
Inventories (average cost method)	810	850
Regulatory assets	479	205
Other(2)	134	137
Total current assets	2,575	2,224
Investments
Nuclear decommissioning trust funds	2,573	2,399
Other	3	3
Total investments	2,576	2,402
Property, Plant and Equipment
Property, plant and equipment	43,935	42,329
Accumulated depreciation and amortization	(13,889)	(13,277)
Total property, plant and equipment, net	30,046	29,052
Deferred Charges and Other Assets
Regulatory assets	636	810
Other(2)	702	651
Total deferred charges and other assets	1,338	1,461
Total assets	$36,535	$35,139
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$350	$850
Short-term debt	934	542
Accounts payable	269	361
Payables to affiliates	116	125
Affiliated current borrowings	15	33
Accrued interest, payroll and taxes	306	256
Asset retirement obligations	149	216
Other(2)	849	537
Total current liabilities	2,988	2,920
Long-Term Debt	10,742	10,496
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,948	2,728
Asset retirement obligations	1,314	1,149
Regulatory liabilities	4,890	4,760
Other(2)	736	862
Total deferred credits and other liabilities	9,888	9,499
Total liabilities	23,618	22,915
Commitments and Contingencies (see Note 16)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	6,072	5,311
Accumulated other comprehensive income (loss)	(6)	62
Total common shareholder’s equity	12,917	12,224
Total liabilities and shareholder’s equity	$36,535	$35,139
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at September 30, 2018 and December 31, 2017.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2017	275	$5,738	$1,113	$5,311	$62	$12,224
Cumulative-effect of changes in accounting principles				79	(76)	3
Net income				1,043		1,043
Dividends				(361)		(361)
Other comprehensive income, net of tax					8	8
September 30, 2018	275	$5,738	$1,113	$6,072	$(6)	$12,917

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2018	2017
(millions)
Operating Activities
Net income	$1,043	$1,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	974	999
Deferred income taxes and investment tax credits	175	262
Proceeds from assignment of tower rental portfolio	—	91
Charges associated with future ash pond and landfill closure costs	81	—
Provision for rate credits to customers	77	—
Other adjustments	(48)	(28)
Changes in:
Accounts receivable	(113)	32
Affiliated receivables and payables	(8)	159
Inventories	40	1
Prepayments	(1)	(3)
Deferred fuel expenses, net	(273)	(48)
Accounts payable	(28)	(33)
Accrued interest, payroll and taxes	50	67
Net realized and unrealized changes related to derivative activities	69	—
Asset retirement obligations	(29)	(63)
Other operating assets and liabilities	197	(99)
Net cash provided by operating activities	2,206	2,470
Investing Activities
Plant construction and other property additions	(1,696)	(1,901)
Purchases of nuclear fuel	(82)	(133)
Acquisition of solar development projects	(98)	(16)
Proceeds from sales of securities	651	654
Purchases of securities	(681)	(681)
Other	(47)	(29)
Net cash used in investing activities	(1,953)	(2,106)
Financing Activities
Issuance of short-term debt, net	392	255
Repayment of affiliated current borrowings, net	(18)	(226)
Issuance of long-term debt	700	1,500
Repayment of long-term debt	(951)	(679)
Common dividend payments to parent	(361)	(1,199)
Other	(7)	(10)
Net cash used in financing activities	(245)	(359)
Increase in cash, restricted cash and equivalents	8	5
Cash, restricted cash and equivalents at beginning of period	24	11
Cash, restricted cash and equivalents at end of period	$32	$16
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$96	$158

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Operating Revenue(1)	$423	$401	$1,408	$1,313
Operating Expenses
Purchased (excess) gas(1)	(7)	19	22	100
Other energy-related purchases	26	4	88	11
Other operations and maintenance:
Affiliated suppliers	21	20	70	65
Other	95	74	513	375
Depreciation and amortization	61	57	173	167
Other taxes	45	42	152	139
Total operating expenses	241	216	1,018	857
Income from operations	182	185	390	456
Earnings from equity method investee	4	4	18	15
Other income	34	27	99	79
Interest and related charges(1)	28	25	79	72
Income from operations before income taxes	192	191	428	478
Income tax expense	56	74	111	176
Net Income	$136	$117	$317	$302
(1)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Net income	$136	$117	$317	$302
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	3	1	(4)	3
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(2)	5	(4)	16	(5)
Net pension and other postretirement benefit costs(3)	2	1	4	3
Total other comprehensive income (loss)	10	(2)	16	1
Comprehensive income	$146	$115	$333	$303
(1)	Net of $(1) million tax for both the three months ended September 30, 2018 and 2017, and net of $2 million and $(2) million tax for the nine months ended September 30, 2018 and 2017, respectively.
(2)

Net of $(2) million and $3 million tax for the three months ended September 30, 2018 and 2017, respectively, and net of $(6) million and $3 million tax for the nine months ended September 30, 2018 and 2017, respectively.

(3)

Net of $— million and $(1) million tax for the three months ended September 30, 2018 and 2017, respectively, and net of $(1) million and $(2) million tax for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$4	$4
Customer receivables (less allowance for doubtful accounts of less than $1 and $1)(2)	196	297
Other receivables (less allowance for doubtful accounts of $1 at both dates)(2)	18	15
Affiliated receivables	6	10
Inventories	89	64
Gas imbalances(2)	59	46
Prepayments	66	112
Other	47	52
Total current assets	485	600
Investments	95	97
Property, Plant and Equipment
Property, plant and equipment	11,577	11,173
Accumulated depreciation and amortization	(3,159)	(3,018)
Total property, plant and equipment, net	8,418	8,155
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	1,946	1,828
Other(2)	1,311	1,260
Total deferred charges and other assets	3,257	3,088
Total assets	$12,255	$11,940
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$141	$629
Accounts payable	81	193
Payables to affiliates	33	62
Affiliated current borrowings	24	18
Other(2)	434	439
Total current liabilities	713	1,341
Long-Term Debt	4,061	3,570
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,513	1,454
Regulatory liabilities	1,309	1,227
Other	185	185
Total deferred credits and other liabilities	3,007	2,866
Total liabilities	7,781	7,777
Commitments and Contingencies (see Note 16)
Equity
Membership interests	4,582	4,261
Accumulated other comprehensive loss	(108)	(98)
Total equity	4,474	4,163
Total liabilities and equity	$12,255	$11,940
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 18 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Membership Interests	AOCI	Total
(millions)
December 31, 2017	$4,261	$(98)	$4,163
Cumulative-effect of changes in accounting principles	29	(26)	3
Net income	317		317
Distributions	(25)		(25)
Other comprehensive income, net of tax		16	16
September 30, 2018	$4,582	$(108)	$4,474

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2018	2017
(millions)
Operating Activities
Net income	$317	$302
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(109)	(61)
Charge associated with FERC-regulated plant disallowance	129	—
Depreciation and amortization	173	167
Deferred income taxes and investment tax credits	86	176
Other adjustments	5	(9)
Changes in:
Accounts receivable	98	88
Affiliated receivables and payables	(25)	(11)
Inventories	(25)	(20)
Deferred purchased gas costs, net	8	11
Prepayments	46	39
Accounts payable	(110)	(68)
Accrued interest, payroll and taxes	(46)	(28)
Pension and other postretirement benefits	(108)	(98)
Other operating assets and liabilities	23	(13)
Net cash provided by operating activities	462	475
Investing Activities
Plant construction and other property additions	(550)	(535)
Proceeds from assignments of shale development rights	109	5
Other	(14)	(7)
Net cash used in investing activities	(455)	(537)
Financing Activities
Issuance (repayment) of short-term debt, net	(488)	160
Issuance of long-term debt	500	—
Issuance (repayment) of affiliated current borrowings, net	6	(84)
Distribution payments to parent	(25)	(15)
Other	(4)	—
Net cash provided by (used in) financing activities	(11)	61
Decrease in cash, restricted cash and equivalents	(4)	(1)
Cash, restricted cash and equivalents at beginning of period	30	43
Cash, restricted cash and equivalents at end of period	$26	$42
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$43	$54

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of September 30, 2018, their results of operations for the three and nine months ended September 30, 2018 and 2017, their cash flows for the nine months ended September 30, 2018 and 2017, Dominion Energy’s changes in equity for the nine months ended September 30, 2018 and 2017 and Virginia Power and Dominion Energy Gas’ changes in equity for the nine months ended September 30, 2018. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At September 30, 2018, Dominion Energy owns the general partner, 60.9% of the common units and 37.5% of the convertible preferred interests in Dominion Energy Midstream. The public’s ownership interest in Dominion Energy Midstream is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Also, at September 30, 2018, Dominion Energy owns 50% of the units in and consolidates Four Brothers and Three Cedars. In August 2018, NRG’s ownership interest in Four Brothers and Three Cedars was transferred to GIP. GIP’s ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy merchant solar projects, is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred at September 30, 2018 nor are expected to occur in the remainder of 2018.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The Companies hold restricted cash and equivalent balances that primarily consist of amounts held for certain customer deposits, future debt payments on SBL Holdco and Dominion Solar Projects III, Inc.’s term loan agreements and a distribution reserve at Cove Point. Upon adoption of revised accounting guidance in January 2018, restricted cash and equivalents are included within the Companies’ Consolidated Statements of Cash Flows, with the change in balance no longer considered a separate investing activity.  The guidance required retrospective application which resulted in an adjustment to Dominion Energy and Dominion Energy Gas’ other cash used in investing activities for the nine months ended September 30, 2017, which had been previously reported as $6 million and $16 million, respectively. There was no impact to Virginia Power for the nine months ended September 30, 2017. The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2018	September 30, 2017	December 31, 2017	December 31, 2016
(millions)
Dominion Energy
Cash and cash equivalents	$310	$227	$120	$261
Restricted cash and equivalents(1)	77	74	65	61
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$387	$301	$185	$322
Virginia Power
Cash and cash equivalents	$22	$16	$14	$11
Restricted cash and equivalents(1)	10	—	10	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$32	$16	$24	$11
Dominion Energy Gas
Cash and cash equivalents	$4	$13	$4	$23
Restricted cash and equivalents (1)	22	29	26	20
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$26	$42	$30	$43
(1)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Distributions from Equity Method Investees

Dominion Energy and Dominion Energy Gas each hold investments that are accounted for under the equity method of accounting. Effective January 2018, Dominion Energy and Dominion Energy Gas classify distributions from equity method investees as either cash flows from operating activities or cash flows from investing activities in the Consolidated Statements of Cash Flows according to the nature of the distribution. Distributions received are classified on the basis of the nature of the activity of the investee that generated the distribution as either a return on investment (classified as cash flows from operating activities) or a return of an investment (classified as cash flows from investing activities) when such information is available to Dominion Energy and Dominion Energy Gas. Previously, distributions were determined to be either a return on an investment or return of an investment based on a cumulative earnings approach whereby any distributions received in excess of earnings were considered to be a return of an investment. Dominion Energy and Dominion Energy Gas have applied this approach on a retrospective basis. As a result, distributions from equity method investees were reclassified within Dominion Energy’s Consolidated Statement of Cash Flows from other investing activities to other adjustments from operating activities, which were previously reported as ($95) million for the nine months ended September 30, 2017. There was no impact to Dominion Energy Gas for the nine months ended September 30, 2017.

Property, Plant and Equipment

In the second quarter of 2018, Virginia Power recorded an adjustment for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements. This adjustment resulted in a decrease of $7 million ($5 million after-tax) and $53 million ($41 million after-tax) in depreciation expense in Virginia Power’s Consolidated Statements of Income for the three and nine months ended September 30, 2018, respectively. This revision is expected to decrease annual depreciation expense by approximately $30 million ($23 million after-tax).

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

As a result of adopting this revised accounting guidance, Dominion Energy and Dominion Energy Gas record offsetting operating revenue and other energy-related purchases for non-cash consideration of performing processing and fractionation services related to NGLs. Such amounts at Dominion Energy were $24 million and $74 million, respectively, and at Dominion Energy Gas were $21 million and $71 million, respectively, recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2018. No such amounts were recorded during the three and nine months ended September 30, 2017. Dominion Energy and Dominion Energy Gas no longer record offsetting operating revenue and purchased gas for fuel retained to offset costs on certain transportation and storage arrangements. Such amounts at Dominion Energy were $20 million and $83 million, respectively, and at Dominion Energy Gas were $16 million and $64 million, respectively, recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2017.

Financial Instruments

In January 2016, the FASB issued revised accounting guidance for the recognition, measurement, presentation and disclosure of financial instruments. The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2018 and the Companies adopted the standard using the modified retrospective method. Upon adoption of this guidance for equity securities held at January 1, 2018, Dominion Energy and Virginia Power recorded the cumulative-effect of a change in accounting principle to reclassify net unrealized gains from AOCI to retained earnings and to recognize equity securities previously categorized as cost method investments at fair value (using NAV) in nuclear decommissioning trust funds in the Consolidated Balance Sheets and a cumulative-effect adjustment to retained earnings. Dominion Energy and Virginia Power reclassified approximately $1.1 billion ($734 million after-tax) and $119 million ($73 million after-tax), respectively, of net unrealized gains from AOCI to retained earnings. Dominion Energy and Virginia Power also recorded approximately $36 million ($22 million after-tax) in net unrealized gains on equity securities previously classified as cost method investments, of which $3 million was recorded to retained earnings and $33 million was recorded to regulatory liabilities for net unrealized gains subject to cost-based regulation. As a result of adopting this revised accounting guidance, Dominion Energy recorded unrealized gains on equity securities, net of regulatory deferrals, of $148 million ($116 million after-tax) and $146 million ($116 million after-tax) in other income in the Consolidated Statements of Income for the three and nine months ended September 30, 2018, respectively, resulting in an $0.18 gain per share for both the three and nine months ended September 30, 2018. Virginia Power recorded unrealized gains on equity securities, net of regulatory deferrals, of $15 million ($12 million after-tax) and $13 million ($11 million after-tax), respectively, in other income in the Consolidated Statements of Income for the three and nine months ended September 30, 2018.

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

This guidance became effective for the Companies beginning January 1, 2018 with a retrospective adoption for income statement presentation and a prospective adoption for capitalization. Dominion Energy’s and Dominion Energy Gas’ Consolidated Statements of Income for the nine months ended September 30, 2017 have been recast to reflect retrospective adoption for the presentation of the non-service cost component of net periodic pension and other postretirement benefit costs. Previously, the non-service cost component for Dominion Energy and Dominion Energy Gas was reflected in other operations and maintenance in the Consolidated Statements of Income, along with the service cost component of net periodic pension and other postretirement benefit costs. Subsequent to the adoption of this guidance, the non-service cost component of net periodic pension and other postretirement benefit costs is recorded in other income in the Consolidated Statements of Income. As previously reported, Dominion Energy’s other operations and maintenance expense and other income for the three months ended September 30, 2017 were $649 million and $73 million, respectively, and were $2.2 billion and $249 million for the nine months ended September 30, 2017, respectively. Dominion Energy Gas’ other operations and maintenance expense and other income for the three months ended September 30, 2017 were $53 million and $6 million, respectively, and were $312 million and $16 million for the nine months ended September 30, 2017, respectively.

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

Note 3. Acquisitions and Dispositions

Dominion Energy

Proposed Acquisition of SCANA

Under the terms of the SCANA Merger Agreement announced in January 2018, Dominion Energy has agreed to issue 0.6690 shares of Dominion Energy common stock for each share of SCANA common stock upon closing. In addition, SCANA’s debt, which currently totals approximately $ 7.1 billion, is expected to remain outstanding.

Under the original plan filed with the South Carolina Public Service Commission, Dominion Energy will provide the financial support for SCE&G to make a $1.3 billion up-front, one-time rate credit to all current electric service customers of SCE&G to be paid within 90 days of closing and a $575 million refund along with the benefit of the 2017 Tax Reform Act resulting in an approximate 7% reduction to SCE&G electric service customers’ bills over an eight-year period as well as the exclusions from rate recovery of approximately $1.7 billion of costs related to the V.C. Summer Units 2 and 3 new nuclear development project and approximately $180 million to purchase the Columbia Energy Center power station. In October  2018, in response to certain stakeholders desiring greater bill reductions over time in lieu of an up-front rate credit, Dominion Energy filed an alternative plan with the South Carolina Public Service Commission that would provide refunds of approximately $1.9 billion over twenty years that along with the benefit of the 2017 Tax Reform Act results in an approximate 14% reduction to SCE&G electric service customer’s bills as well as exclusions from rate recovery of approximately $2.3 billion of costs related to the V.C. Summer Units 2 and 3 new nuclear development project and approximately $180 million to purchase the Columbia Energy Center power station.  Dominion Energy supports either of these plans subject to approval by the South Carolina Public Service Commission.

The transaction requires approval of SCANA’s shareholders, FERC, applicable state commissions and the NRC and clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act. In January 2018, SCANA and Dominion Energy filed for review and approval from the South Carolina Public Service Commission, the North Carolina Utilities Commission, the Georgia Public Service Commission and the NRC. In February 2018, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act. Also in February 2018, Dominion Energy and SCANA filed for review and approval by FERC. In March 2018, the Georgia Public Service Commission approved the proposed merger. In July 2018, FERC and SCANA’s shareholders approved the proposed merger. In September 2018, the NRC approved the proposed merger. Dominion Energy is not required to accept an order by the South Carolina Public Service Commission approving Dominion Energy’s merger with SCANA if such order contains any material change to the terms, conditions or undertakings set forth in the cost recovery plan related to the V.C. Summer Units 2 and 3 new nuclear development project or any significant changes to the economic value of the cost recovery plan. In addition, the SCANA Merger Agreement provides that Dominion Energy will have the right to refuse to close the merger if there shall have occurred any substantive change in the Base Load Review Act or other laws governing South Carolina public utilities which has or would reasonably be expected to have an adverse effect on SCE&G. The SCANA Merger Agreement contains certain termination rights for both Dominion Energy and SCANA, and provides that, upon termination of the SCANA Merger Agreement under specified circumstances, Dominion Energy would be required to pay a termination fee of $280 million to SCANA and SCANA would be required to pay Dominion Energy a termination fee of $240 million. Subject to receipt of required regulatory approvals and meeting closing conditions, Dominion Energy targets closing by the end of 2018.

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

Long-term power purchase, interconnection and operation and maintenance agreements have been executed for all of the projects described above. These projects are included in Power Generation. Dominion Energy has claimed federal investment tax credits on these solar projects.

Note 4. Operating Revenue

The Companies’ operating revenue, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, consists of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,036	$2,641
Commercial	737	1,897
Industrial	143	371
Government and other retail	224	647
Wholesale	30	95
Nonregulated electric sales	322	1,022
Regulated gas sales:
Residential	73	553
Commercial	15	152
Other	3	14
Nonregulated gas sales	42	139
Regulated gas transportation and storage:
FERC-regulated	266	800
State-regulated	138	472
Nonregulated gas transportation and storage	162	286
Other regulated revenues	38	132
Other nonregulated revenues(1)(2)	133	410
Total operating revenue from contracts with customers	3,362	9,631
Other revenues(2)	89	374
Total operating revenue	$3,451	$10,005
Virginia Power
Regulated electric sales:
Residential	$1,036	$2,641
Commercial	737	1,897
Industrial	143	371
Government and other retail	224	647
Wholesale	30	95
Other regulated revenues	30	95
Other nonregulated revenues(1)(2)	10	41
Total operating revenue from contracts with customers	2,210	5,787
Other revenues(1)(2)	22	22
Total operating revenue	$2,232	$5,809
Dominion Energy Gas
Regulated gas sales:
Residential	$12	$54
Other	—	9
Nonregulated gas sales(1)	2	5
Regulated gas transportation and storage:
FERC-regulated(1)	179	561
State-regulated(1)	131	450
NGL revenue(1)(2)	42	146
Management service revenue(1)	50	157
Other regulated revenues(1)	4	16
Other nonregulated revenues(1)	3	9
Total operating revenue from contracts with customers	423	1,407
Other revenues	—	1
Total operating revenue	$423	$1,408

(1)	See Notes 10 and 18 for amounts attributable to related parties and affiliates.
(2)

Amounts above include $108 million and $91 million for the three months ended September 30, 2018, and $170 million and $138 million for the nine months ended September 30, 2018 primarily consisting of NGL sales at Dominion Energy and Dominion Energy Gas, respectively, which are considered to be goods transferred at a point in time. In addition, the amounts include $10 million and $11 million of sales of renewable energy investment tax credits at both Dominion Energy and Virginia Power for the three and nine months ended September 30, 2018, respectively, which are considered to be goods transferred at a point in time.

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

Revenue expected to be recognized on multi-year contracts in place at September 30, 2018	2018	2019	2020	2021	2022	Thereafter	Total
(millions)
Dominion Energy	$430	$1,672	$1,568	$1,454	$1,324	$13,799	$20,247
Virginia Power	5	21	3	1	—	—	30
Dominion Energy Gas	170	633	574	489	397	2,171	4,434

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to a customer. At September 30, 2018 and December 31, 2017, Dominion Energy’s contract asset balances were $44 million and $46 million, respectively. Dominion Energy Gas’ contract asset balances were $61 million and $66 million at September 30, 2018 and December 31, 2017, respectively. Dominion Energy and Dominion Energy Gas’ contract assets are recorded in other deferred charges and other assets in the Consolidated Balance Sheets. Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At September 30, 2018 and December 31, 2017, Dominion Energy’s contract liability balances were $102 million and $132 million, respectively. At September 30, 2018 and December 31, 2017, Virginia Power’s contract liability balances were $20 million and $50 million, respectively. At September 30, 2018 and December 31, 2017, Dominion Energy Gas’ contract liability balances were $38 million and $41 million, respectively. During the nine months ended September 30, 2018, Dominion Energy, Virginia Power and Dominion Energy Gas recognized revenue of $93 million, $25 million and $40 million, respectively, from the beginning contract liability balances as the Companies fulfilled their obligations to provide service to their customers. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

The Companies’ operating revenue, prior to the adoption of revised guidance for revenue recognition from contracts with customers, consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
(millions)
Dominion Energy
Electric sales:
Regulated	$2,108	$5,590
Nonregulated	380	1,114
Gas sales:
Regulated	97	696
Nonregulated	69	323
Gas transportation and storage	406	1,328
Other	119	325
Total operating revenue	$3,179	$9,376
Virginia Power
Regulated electric sales	$2,108	$5,590
Other	46	142
Total operating revenue	$2,154	$5,732
Dominion Energy Gas
Gas sales:
Regulated	$12	$59
Nonregulated	2	12
Gas transportation and storage	324	1,062
Other	63	180
Total operating revenue	$401	$1,313

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power		Dominion Energy Gas
Nine Months Ended September 30,	2018	2017	2018	2017	2018	2017
U.S. statutory rate	21.0%	35.0%	21.0%	35.0%	21.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.3	2.9	4.6	3.7	3.9	2.7
Investment tax credits	(0.9)	(5.7)	(1.4)	(0.8)	—	—
Production tax credits	(0.7)	(0.7)	(0.7)	(0.5)	—	—
Reversal of excess deferred income taxes	(1.5)	—	(1.9)	—	(1.3)	—
Federal legislative change	2.0	—	(0.2)	—	2.0	—
State legislative change	(0.8)	—	—	—	0.1	—
AFUDC - equity	(0.9)	(1.3)	(0.5)	(0.6)	(0.4)	(0.8)
Other, net	(1.0)	(2.6)	(0.3)	0.2	0.7	(0.1)
Effective tax rate	20.5%	27.6%	20.6%	37.0%	26.0%	36.8%

The 2017 Tax Reform Act reduced the statutory federal income tax rate to 21% beginning in January 2018. Accordingly, current income taxes, and deferred income taxes that originate in 2018, are being recorded at the new 21% rate. For the Companies’ rate-regulated entities, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. For the three and nine months ended September 30, 2018, the Companies have recorded an estimate of the portion of excess deferred income tax amortization expected to occur in 2018. The reversal of these excess deferred income taxes will impact the effective tax rate, and may ultimately impact rates charged to customers. As described in Note 13 to the Consolidated Financial Statements, the Companies decreased revenue and increased regulatory liabilities to offset these deferred tax impacts in accordance with applicable regulatory commission orders or formula rate mechanisms. In addition, Dominion Energy and Dominion Energy Gas’ effective tax rates reflect the impacts of a state legislative change enacted in the second quarter of 2018 that was retroactive to January 1, 2018.

Beginning in 2018, the 2017 Tax Reform Act limits the deductibility of interest expense to 30% of adjusted taxable income for certain businesses, with any disallowed interest carried forward indefinitely. Subject to additional guidance in yet to be issued regulations, the Companies expect interest expense to be deductible in 2018.

The Companies continue to evaluate the changes in accelerated depreciation for income tax purposes and state conformity to the provisions of the 2017 Tax Reform Act. As of September 30, 2018, the Companies have applied the provisions of recently proposed regulations addressing the availability of federal bonus depreciation for the period beginning after September 27, 2017 through December 31, 2017. The application of these changes decreased Dominion Energy’s net operating loss carryforward utilization on the 2017 tax return. As a result, Dominion Energy’s effective tax rate reflects a $23 million increase to deferred income tax expense associated with the remeasurement of this deferred tax asset as more federal net operating loss carryforwards will be utilized at the 21% rate. The application of these proposed regulations at Dominion Energy Gas had no impact on income tax expense as the changes in, and remeasurement of, deferred tax liabilities increased regulatory liabilities by $35 million. The effects of these changes at Virginia Power were immaterial. These amounts and adjustments represent the Companies’ best estimate based on available information, and could be subject to change based on additional guidance in yet to be finalized regulations. In addition, changes in estimates of amounts probable of return to customers increased income tax expense at Dominion Energy and Dominion Energy Gas by $8 million, and regulatory liabilities by $11 million. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, for a discussion of the impacts of the 2017 Tax Reform Act.

As of September 30, 2018, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions, except EPS)
Net income attributable to Dominion Energy	$854	$665	$1,806	$1,687
Average shares of common stock outstanding – Basic	653.9	642.5	652.4	633.4
Net effect of dilutive securities	1.0	—	0.4	—
Average shares of common stock outstanding – Diluted	654.9	642.5	652.8	633.4
Earnings Per Common Share – Basic	$1.31	$1.03	$2.77	$2.66
Earnings Per Common Share – Diluted	$1.30	$1.03	$2.77	$2.66

Dilutive securities consist primarily of forward sales agreements, effective April 2018. See Note 15 for more information regarding the forward sales agreements. In calculating the diluted EPS in connection with the forward sales agreements, Dominion Energy applies the treasury stock method.

The 2014 Equity Units were potentially dilutive securities, but were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2017, as the diluted stock price threshold was not met. The 2016 Equity Units are potentially dilutive securities, but were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2018 and 2017, as the dilutive stock price threshold was not met. The Dominion Energy Midstream convertible preferred units are potentially dilutive securities but had no effect on the calculation of diluted EPS for the three and nine months ended September 30, 2018 and 2017. In calculating diluted EPS in connection with the Dominion Energy Midstream convertible preferred units, Dominion Energy applies the if-converted method.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended September 30, 2018
Beginning balance	$(248)	$(2)	$(1,286)	$(2)	$(1,538)
Other comprehensive income before reclassifications: gains (losses)	(27)	(6)	—	—	(33)
Amounts reclassified from AOCI: (gains) losses(1)	30	3	18	—	51
Net current period other comprehensive income (loss)	3	(3)	18	—	18
Ending balance	$(245)	$(5)	$(1,268)	$(2)	$(1,520)
Three Months Ended September 30, 2017
Beginning balance	$(250)	$630	$(1,058)	$(4)	$(682)
Other comprehensive income before reclassifications: gains (losses)	11	48	—	—	59
Amounts reclassified from AOCI: (gains) losses(1)	(15)	(4)	14	—	(5)
Net current period other comprehensive income (loss)	(4)	44	14	—	54
Ending balance	$(254)	$674	$(1,044)	$(4)	$(628)
Nine Months Ended September 30, 2018
Beginning balance	$(302)	$747	$(1,101)	$(3)	$(659)
Other comprehensive income before reclassifications: gains (losses)	51	(24)	—	1	28
Amounts reclassified from AOCI: (gains) losses(1)	71	4	60	—	135
Net current period other comprehensive income (loss)	122	(20)	60	1	163
Cumulative-effect of changes in accounting principle	(64)	(732)	(227)	—	(1,023)
Less other comprehensive income attributable to noncontrolling interest	1	—	—	—	1
Ending balance	$(245)	$(5)	$(1,268)	$(2)	$(1,520)
Nine Months Ended September 30, 2017
Beginning balance	$(280)	$569	$(1,082)	$(6)	$(799)
Other comprehensive income before reclassifications: gains (losses)	82	141	—	2	225
Amounts reclassified from AOCI: (gains) losses(1)	(56)	(36)	38	—	(54)
Net current period other comprehensive income (loss)	26	105	38	2	171
Ending balance	$(254)	$674	$(1,044)	$(4)	$(628)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$26	Operating revenue
Interest rate contracts	12	Interest and related charges
Foreign currency contracts	2	Other income
Total	40
Tax	(10)	Income tax expense
Total, net of tax	$30
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$3	Other income
Total	3
Tax	—	Income tax expense
Total, net of tax	$3
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	30	Other income
Total	25
Tax	(7)	Income tax expense
Total, net of tax	$18
Three Months Ended September 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(32)	Operating revenue
	1	Electric fuel and other energy-related purchases
Interest rate contracts	16	Interest and related charges
Foreign currency contracts	(10)	Other income
Total	(25)
Tax	10	Income tax expense
Total, net of tax	$(15)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(10)	Other income
Impairment	4	Other income
Total	(6)
Tax	2	Income tax expense
Total, net of tax	$(4)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	26	Other income
Total	21
Tax	(7)	Income tax expense
Total, net of tax	$14
Nine Months Ended September 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$55	Operating revenue
	2	Purchased gas
	(8)	Electric fuel and other energy-related purchases
Interest rate contracts	36	Interest and related charges

Foreign currency contracts	10	Other income
Total	95
Tax	(24)	Income tax expense
Total, net of tax	$71
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$5	Other income
Total	5
Tax	(1)	Income tax expense
Total, net of tax	$4
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(16)	Other income
Amortization of actuarial losses	91	Other income
Total	75
Tax	(15)	Income tax expense
Total, net of tax	$60
Nine Months Ended September 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(114)	Operating revenue
	(1)	Electric fuel and other energy-related purchases
Interest rate contracts	39	Interest and related charges
Foreign currency contracts	(15)	Other income
Total	(91)
Tax	35	Income tax expense
Total, net of tax	$(56)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(74)	Other income
Impairment	18	Other income
Total	(56)
Tax	20	Income tax expense
Total, net of tax	$(36)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(16)	Other income
Amortization of actuarial losses	79	Other income
Total	63
Tax	(25)	Income tax expense
Total, net of tax	$38

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended September 30, 2018
Beginning balance	$(8)	$(1)	$(9)
Other comprehensive income before reclassifications: gains (losses)	3	—	3
Amounts reclassified from AOCI: (gains) losses	—	—	—
Net current period other comprehensive income (loss)	3	—	3
Ending balance	$(5)	$(1)	$(6)
Three Months Ended September 30, 2017
Beginning balance	$(10)	$61	$51
Other comprehensive income before reclassifications: gains (losses)	(2)	6	4
Amounts reclassified from AOCI: (gains) losses(1)	—	—	—
Net current period other comprehensive income (loss)	(2)	6	4
Ending balance	$(12)	$67	$55
Nine Months Ended September 30, 2018
Beginning balance	$(12)	$74	$62
Other comprehensive income before reclassifications: gains (losses)	10	(2)	8
Amounts reclassified from AOCI: (gains) losses	—	—	—
Net current period other comprehensive income (loss)	10	(2)	8
Cumulative-effect of changes in accounting principle	(3)	(73)	(76)
Ending balance	$(5)	$(1)	$(6)
Nine Months Ended September 30, 2017
Beginning balance	$(8)	$54	$46
Other comprehensive income before reclassifications: gains (losses)	(5)	17	12
Amounts reclassified from AOCI: (gains) losses(1)	1	(4)	(3)
Net current period other comprehensive income (loss)	(4)	13	9
Ending balance	$(12)	$67	$55
(1)	See table below for details about these reclassifications.

The following table presents Virginia Power’s reclassifications out of AOCI by component. Reclassifications out of AOCI were immaterial for both the three months ended September 30, 2017 and 2018 and the nine months ended September 30, 2018.

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Nine Months Ended September 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$1	Interest and related charges
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(8)	Other income
Impairment	2	Other income
Total	(6)
Tax	2	Income tax expense
Total, net of tax	$(4)

Dominion Energy Gas

The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension costs	Total
(millions)
Three Months Ended September 30, 2018
Beginning balance	$(24)	$(94)	$(118)
Other comprehensive income before reclassifications: gains (losses)	3	—	3
Amounts reclassified from AOCI: (gains) losses(1)	5	2	7
Net current period other comprehensive income (loss)	8	2	10
Ending balance	$(16)	$(92)	$(108)
Three Months Ended September 30, 2017
Beginning balance	$(23)	$(97)	$(120)
Other comprehensive income before reclassifications: gains (losses)	1	—	1
Amounts reclassified from AOCI: (gains) losses(1)	(4)	1	(3)
Net current period other comprehensive income (loss)	(3)	1	(2)
Ending balance	$(26)	$(96)	$(122)
Nine Months Ended September 30, 2018
Beginning balance	$(23)	$(75)	$(98)
Other comprehensive income before reclassifications: gains (losses)	(4)	—	(4)
Amounts reclassified from AOCI: (gains) losses(1)	16	4	20
Net current period other comprehensive income (loss)	12	4	16
Cumulative-effect of changes in accounting principle	(5)	(21)	(26)
Ending balance	$(16)	$(92)	$(108)
Nine Months Ended September 30, 2017
Beginning balance	$(24)	$(99)	$(123)
Other comprehensive income before reclassifications: gains (losses)	3	—	3
Amounts reclassified from AOCI: (gains) losses(1)	(5)	3	(2)
Net current period other comprehensive income (loss)	(2)	3	1
Ending balance	$(26)	$(96)	$(122)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$3	Operating revenue
Interest rate contracts	2	Interest and related charges
Foreign currency contracts	2	Other income
Total	7
Tax	(2)	Income tax expense
Total, net of tax	$5
Unrecognized pension costs:
Actuarial losses	$2	Other income
Total	2
Tax	—	Income tax expense
Total, net of tax	$2
Three Months Ended September 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$2	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	(10)	Other income
Total	(7)
Tax	3	Income tax expense
Total, net of tax	$(4)
Unrecognized pension costs:
Actuarial losses	$2	Other income
Total	2
Tax	(1)	Income tax expense
Total, net of tax	$1
Nine Months Ended September 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$8	Operating revenue
Interest rate contracts	4	Interest and related charges
Foreign currency contracts	10	Other income
Total	22
Tax	(6)	Income tax expense
Total, net of tax	$16
Unrecognized pension costs:
Actuarial losses	$5	Other income
Total	5
Tax	(1)	Income tax expense
Total, net of tax	$4
Nine Months Ended September 30, 2017
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$4	Operating revenue
Interest rate contracts	3	Interest and related charges
Foreign currency contracts	(15)	Other income
Total	(8)
Tax	3	Income tax expense

Total, net of tax	$(5)
Unrecognized pension costs:
Actuarial losses	$5	Other income
Total	5
Tax	(2)	Income tax expense
Total, net of tax	$3

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at September 30, 2018.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$65	Discounted cash flow	Market price (per Dth)	(3)	(2) - 7	—
FTRs	12	Discounted cash flow	Market price (per MWh)	(3)	(1) - 7	1
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	1 - 7	3
			Price volatility	(4)	13% - 44%	23%
Electricity	19	Option model	Market price (per MWh)	(3)	27 - 57	42
			Price volatility	(4)	4% - 61%	37%
Total assets	$98
Liabilities
Financial forwards:
FTRs	$6	Discounted cash flow	Market price (per MWh)	(3)	(1) - 6	—
Total liabilities	$6
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2018
Assets
Derivatives:
Commodity	$—	$50	$98	$148
Interest rate	—	117	—	117
Foreign currency	—	32	—	32
Investments(1):
Equity securities:
U.S.	3,785	—	—	3,785
Fixed income securities:
Corporate debt instruments	—	437	—	437
Government securities	350	768	—	1,118
Cash equivalents and other	13	—	—	13
Total assets	$4,148	$1,404	$98	$5,650
Liabilities
Derivatives:
Commodity	$—	$94	$6	$100
Interest rate	—	42	—	42
Foreign currency	—	3	—	3
Total liabilities	$—	$139	$6	$145
At December 31, 2017
Assets
Derivatives:
Commodity	$—	$101	$157	$258
Interest rate	—	17	—	17
Foreign currency	—	32	—	32
Investments(1):
Equity securities:
U.S.	3,493	—	—	3,493
Fixed income securities:
Corporate debt instruments	—	444	—	444
Government securities	307	794	—	1,101
Cash equivalents and other	34	—	—	34
Total assets	$3,834	$1,388	$157	$5,379
Liabilities
Derivatives:
Commodity	$—	$190	$7	$197
Interest rate	—	85	—	85
Foreign currency	—	2	—	2
Total liabilities	$—	$277	$7	$284

(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $217 million and $88 million of assets at September 30, 2018 and December 31, 2017, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(millions)
Beginning balance	$119	$152	$150	$139
Total realized and unrealized gains (losses):
Included in earnings	(7)	(11)	(27)	(36)
Included in other comprehensive income	—	—	1	—
Included in regulatory assets/liabilities	(16)	11	(26)	34
Settlements	(4)	1	(7)	13
Transfers out of Level 3	—	—	1	3
Ending balance	$92	$153	$92	$153
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$—	$1	$—	$1

The following table presents Dominion Energy’s classification of gains and losses included in earnings in the Level 3 fair value category.

	Operating Revenue	Electric Fuel and Other Energy-Related Purchases	Total
(millions)
Three Months Ended September 30, 2018
Total gains (losses) included in earnings	$—	$(7)	$(7)
Three Months Ended September 30, 2017
Total gains (losses) included in earnings	$1	$(12)	$(11)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	1
Nine Months Ended September 30, 2018
Total gains (losses) included in earnings	$(2)	$(25)	$(27)
Nine Months Ended September 30, 2017
Total gains (losses) included in earnings	$1	$(37)	$(36)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	1

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at September 30, 2018.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$58	Discounted cash flow	Market price (per Dth)	(3)	(2) - 7	(1)
FTRs	12	Discounted cash flow	Market price (per MWh)	(3)	(1) - 7	1
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	1 - 7	3
			Price volatility	(4)	13% - 44%	23%
Electricity	19	Option model	Market price (per MWh)	(3)	27 - 57	42
			Price volatility	(4)	4% - 61%	37%
Total assets	$91
Liabilities
Financial forwards:
FTRs	$5	Discounted cash flow	Market price (per MWh)	(3)	(1) - 6	—
Total liabilities	$5
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2018
Assets
Derivatives:
Commodity	$—	$14	$91	$105
Interest rate	—	65	—	65
Investments(1):
Equity securities:
U.S.	1,699	—	—	1,699
Fixed income securities:
Corporate debt instruments	—	218	—	218
Government securities	158	348	—	506
Total assets	$1,857	$645	$91	$2,593
Liabilities
Derivatives:
Commodity	$—	$3	$5	$8
Total liabilities	$—	$3	$5	$8
At December 31, 2017
Assets
Derivatives:
Commodity	$—	$14	$152	$166
Investments(1):
Equity securities:
U.S.	1,566	—	—	1,566
Fixed income securities:
Corporate debt instruments	—	224	—	224
Government securities	168	326	—	494
Cash equivalents and other	16	—	—	16
Total assets	$1,750	$564	$152	$2,466
Liabilities
Derivatives:
Commodity	$—	$4	$5	$9
Interest rate	—	57	—	57
Total liabilities	$—	$61	$5	$66
(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $151 million and $27 million of assets at September 30, 2018 and December 31, 2017, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(millions)
Beginning balance	$115	$152	$147	$143
Total realized and unrealized gains (losses):
Included in earnings	(6)	(12)	(25)	(37)
Included in regulatory assets/liabilities	(19)	11	(30)	34
Settlements	(4)	1	(6)	12
Ending balance	$86	$152	$86	$152

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2018 and 2017.

Dominion Energy Gas

The following table presents Dominion Energy Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2018
Assets
Interest rate	$—	$8	$—	$8
Foreign currency	—	32	—	32
Total assets	$—	$40	$—	$40
Liabilities
Commodity	$—	$9	$—	$9
Interest rate	—	1	—	1
Foreign currency	—	3	—	3
Total liabilities	$—	$13	$—	$13
At December 31, 2017
Assets
Foreign currency	$—	$32	$—	$32
Total assets	$—	$32	$—	$32
Liabilities
Commodity	$—	$4	$2	$6
Foreign currency	—	2	—	2
Total liabilities	$—	$6	$2	$8

The following table presents the net change in Dominion Energy Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the three months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30,
	2018	2017
(millions)
Beginning balance	$(2)	$(2)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	1	(1)
Transfers out of Level 3	1	3
Ending balance	$—	$—

There were no gains or losses included in earnings in the Level 3 fair value category for the nine months ended September 30, 2018 and 2017. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the nine months ended September 30, 2018 and 2017.

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

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt, including securities due within one year(2)	$30,401	$31,488	$28,666	$31,233
Junior subordinated notes(3)	3,431	3,432	3,981	4,102
Remarketable subordinated notes(3)	1,384	1,324	1,379	1,446
Credit facility borrowings	73	73	—	—
Virginia Power
Long-term debt, including securities due within one year(3)	$11,092	$11,759	$11,346	$12,842
Dominion Energy Gas
Long-term debt, including securities due within one year(4)	$4,061	$4,061	$3,570	$3,719
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments. At September 30, 2018 and December 31, 2017, includes the valuation of certain fair value hedges associated with fixed rate debt of $(65) million and $(22) million, respectively.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	September 30, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$109	$—	$109	$174	$—	$174
Exchange	29	—	29	80	—	80
Interest rate contracts:
Over-the-counter	117	—	117	17	—	17
Foreign currency contracts:
Over-the-counter	32	—	32	32	—	32
Total derivatives, subject to a master netting or similar arrangement	287	—	287	303	—	303
Total derivatives, not subject to a master netting or similar arrangement	10	—	10	4	—	4
Total	$297	$—	$297	$307	$—	$307

		September 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$109	$10	$—	$99	$174	$9	$—	$165
Exchange	29	29	—	—	80	80	—	—
Interest rate contracts:
Over-the-counter	117	9	—	108	17	8	—	9
Foreign currency contracts:
Over-the-counter	32	3	—	29	32	2	—	30
Total	$287	$51	$—	$236	$303	$99	$—	$204

	September 30, 2018			December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$32	$—	$32	$76	$—	$76
Exchange	68	—	68	120	—	120
Interest rate contracts:
Over-the-counter	42	—	42	85	—	85
Foreign currency contracts:
Over-the-counter	3	—	3	2	—	2
Total derivatives, subject to a master netting or similar arrangement	145	—	145	283	—	283
Total derivatives, not subject to a master netting or similar arrangement	—	—	—	1	—	1
Total	$145	$—	$145	$284	$—	$284

		September 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$32	$10	$—	$22	$76	$9	$6	$61
Exchange	68	29	39	—	120	80	40	—
Interest rate contracts:
Over-the-counter	42	9	—	33	85	8	—	77
Foreign currency contracts:
Over-the-counter	3	3	—	—	2	2	—	—
Total	$145	$51	$39	$55	$283	$99	$46	$138

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at September 30, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	71	29
Basis	261	607
Electricity (MWh):
Fixed price(1)	9,770,320	957,820
FTRs	74,350,989	—
Liquids (Gal)(2)	35,084,400	—
Interest rate(3)	$600,000,000	$5,023,819,541
Foreign currency(3)(4)	$—	$280,000,000
(1)	Includes options.
(2)	Includes NGLs and oil.
(3)	Maturity is determined based on final settlement period.
(4)	Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2018 and 2017, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at September 30, 2018:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$2	$2	37 months
Electricity	(34)	(34)	15 months
Other	(7)	(7)	6 months
Interest rate	(219)	(29)	375 months
Foreign currency	13	(3)	93 months
Total	$(245)	$(71)

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
(millions)
September 30, 2018
ASSETS
Current Assets
Commodity	$8	$86	$94
Interest rate	58	—	58
Total current derivative assets(1)	66	86	152
Noncurrent Assets
Commodity	3	51	54
Interest rate	59	—	59
Foreign currency	32	—	32
Total noncurrent derivative assets(2)	94	51	145
Total derivative assets	$160	$137	$297
LIABILITIES
Current Liabilities
Commodity	$64	$32	$96
Interest rate	10	—	10
Foreign currency	3	—	3
Total current derivative liabilities(3)	77	32	109
Noncurrent Liabilities
Commodity	3	1	4
Interest rate	32	—	32
Total noncurrent derivative liabilities(4)	35	1	36
Total derivative liabilities	$112	$33	$145
December 31, 2017
ASSETS
Current Assets
Commodity	$5	$158	$163
Interest rate	6	—	6
Total current derivative assets(1)	11	158	169
Noncurrent Assets
Commodity	—	95	95
Interest rate	11	—	11
Foreign currency	32	—	32
Total noncurrent derivative assets(2)	43	95	138
Total derivative assets	$54	$253	$307
LIABILITIES
Current Liabilities
Commodity	$103	$92	$195
Interest rate	53	—	53
Foreign currency	2	—	2
Total current derivative liabilities(3)	158	92	250
Noncurrent Liabilities
Commodity	1	1	2
Interest rate	32	—	32
Total noncurrent derivative liabilities(4)	33	1	34
Total derivative liabilities	$191	$93	$284
(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.

(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(26)
Total commodity	$(58)	$(26)	$—
Interest rate(3)	23	(12)	48
Foreign currency(4)	(1)	(2)	—
Total	$(36)	$(40)	$48
Three Months Ended September 30, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$32
Electric fuel and other energy-related purchases		(1)
Total commodity	$8	$31	$—
Interest rate(3)	(4)	(16)	(26)
Foreign currency(4)	12	10	—
Total	$16	$25	$(26)
Nine Months Ended September 30, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(55)
Purchased gas		(2)
Electric fuel and other energy-related purchases		8
Total commodity	$(1)	$(49)	$—
Interest rate(3)	70	(36)	141
Foreign currency(4)	(1)	(10)	—
Total	$68	$(95)	$141
Nine Months Ended September 30, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$114
Electric fuel and other energy-related purchases		1
Total commodity	$139	$115	$—
Interest rate(3)	(18)	(39)	(60)
Foreign currency(4)	10	15	—
Total	$131	$91	$(60)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(5)	$7	$(8)	$22
Purchased gas	1	(6)	5	2
Electric fuel and other energy-related purchases	(7)	(19)	(23)	(51)
Other operations & maintenance	—	1	—	(1)
Total	$(11)	$(17)	$(26)	$(28)
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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting:

	September 30, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$89	$—	$89	$155	$—	$155
Interest rate contracts:
Over-the-counter	65	—	65	—	—	—
Total derivatives, subject to a master netting or similar arrangement	154	—	154	155	—	155
Total derivatives, not subject to a master netting or similar arrangement	16	—	16	11	—	11
Total	$170	$—	$170	$166	$—	$166

		September 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$89	$5	$—	$84	$155	$4	$—	$151
Interest rate contracts:
Over-the-counter	65	—	—	65	—	—	—	—
Total	$154	$5	$—	$149	$155	$4	$—	$151

	September 30, 2018			December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$5	$—	$5	$4	$—	$4
Interest rate contracts:
Over-the-counter	—	—	—	57	—	57
Total derivatives, subject to a master netting or similar arrangement	5	—	5	61	—	61
Total derivatives, not subject to a master netting or similar arrangement	3	—	3	5	—	5
Total	$8	$—	$8	$66	$—	$66

		September 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$5	$5	$—	$—	$4	$4	$—	$—
Interest rate contracts:
Over-the-counter	—	—	—	—	57	—	—	57
Total	$5	$5	$—	$—	$61	$4	$—	$57

Volumes

The following table presents the volume of Virginia Power’s derivative activity at September 30, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	24	4
Basis	161	521
Electricity (MWh):
Fixed price(1)	660,190	—
FTRs	73,336,004	—
Interest rate(2)	$600,000,000	$1,000,000,000
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2018 and 2017, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at September 30, 2018:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(5)	$(1)	375 months
Total	$(5)	$(1)

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
(millions)
September 30, 2018
ASSETS
Current Assets
Commodity	$—	$60	$60
Interest rate	28	—	28
Total current derivative assets(1)	28	60	88
Noncurrent Assets
Commodity	—	45	45
Interest rate	37	—	37
Total noncurrent derivative assets(2)	37	45	82
Total derivative assets	$65	$105	$170
LIABILITIES
Current Liabilities
Commodity	$—	$8	$8
Total current derivative liabilities(3)	—	8	8
Total derivative liabilities	$—	$8	$8
December 31, 2017
ASSETS
Current Assets
Commodity	$—	$75	$75
Total current derivative assets(1)	—	75	75
Noncurrent Assets
Commodity	—	91	91
Total noncurrent derivative assets(2)	—	91	91
Total derivative assets	$—	$166	$166
LIABILITIES
Current Liabilities
Commodity	$—	$9	$9
Interest rate	44	—	44
Total current derivative liabilities(3)	44	9	53
Noncurrent Liabilities
Interest rate	13	—	13
Total noncurrent derivatives liabilities (4)	13	—	13
Total derivative liabilities	$57	$9	$66

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$4	$—	$48
Total	$4	$—	$48
Three Months Ended September 30, 2017
Derivative type and location of gains (losses):
Interest rate(3)	$(3)	$—	$(26)
Total	$(3)	$—	$(26)
Nine Months Ended September 30, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$13	$—	$141
Total	$13	$—	$141
Nine Months Ended September 30, 2017
Derivative type and location of gains (losses):
Interest rate(3)	$(8)	$(1)	$(60)
Total	$(8)	$(1)	$(60)
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(9)	$(18)	$(12)	$(42)
Total	$(9)	$(18)	$(12)	$(42)
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

	September 30, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$8	$—	$8	$—	$—	$—
Foreign currency contracts:
Over-the-counter	32	—	32	32	—	32
Total derivatives, subject to a master netting or similar arrangement	$40	$—	$40	$32	$—	$32

		September 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$8	$1	$—	$7	$—	$—	$—	$—
Foreign currency contracts:
Over-the-counter	32	3	—	29	32	2	—	30
Total	$40	$4	$—	$36	$32	$2	$—	$30

	September 30, 2018			December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Commodity contracts:
Over-the-counter	$9	$—	$9	$6	$—	$6
Interest rate contracts:
Over-the-counter	1	—	1	—	—	—
Foreign currency contracts:
Over-the-counter	3	—	3	2	—	2
Total derivatives, subject to a master netting or similar arrangement	$13	$—	$13	$8	$—	$8

		September 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts
Over-the-counter	$9	$—	$—	$9	$6	$—	$—	$6
Interest rate contracts:
Over-the-counter	1	1	—	—	—	—	—	—
Foreign currency contracts:
Over-the-counter	3	3	—	—	2	2	—	—
Total	$13	$4	$—	$9	$8	$2	$—	$6

Volumes

The following table presents the volume of Dominion Energy Gas’ derivative activity at September 30, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
NGLs (Gal)	29,708,400	—
Interest rate(1)	$—	$1,050,000,000
Foreign currency(1)(2)	$—	$280,000,000
(1)	Maturity is based on final settlement period.
(2)	Euro equivalent volumes are €250,000,000.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2018 and 2017, gains or losses on hedging instruments determined to be ineffective were not material.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas’ Consolidated Balance Sheet at September 30, 2018:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$(7)	$(7)	6 months
Interest rate	(22)	(4)	315 months
Foreign currency	13	(3)	93 months
Total	$(16)	$(14)

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
(millions)
September 30, 2018
ASSETS
Noncurrent Assets
Interest rate	$8	$—	$8
Foreign currency	32	—	32
Total noncurrent derivative assets(1)	40	—	40
Total derivative assets	$40	$—	$40
LIABILITIES
Current Liabilities
Commodity	$9	$—	$9
Interest rate	1	—	1
Foreign currency	3	—	3
Total current derivative liabilities(2)	13	—	13
Total derivative liabilities	$13	$—	$13
December 31, 2017
ASSETS
Noncurrent Assets
Foreign currency	$32	$—	$32
Total noncurrent derivative assets(1)	32	—	32
Total derivative assets	$32	$—	$32
LIABILITIES
Current Liabilities
Commodity	$6	$—	$6
Foreign currency	2	—	2
Total current derivative liabilities(2)	8	—	8
Total derivative liabilities	$8	$—	$8

(1)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended September 30, 2018
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(3)
Total commodity	$(5)	$(3)
Interest rate(2)	10	(2)
Foreign currency(3)	(1)	(2)
Total	$4	$(7)
Three Months Ended September 30, 2017
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(2)
Total commodity	$(10)	$(2)
Interest rate(2)	—	(1)
Foreign currency(3)	12	10
Total	$2	$7
Nine Months Ended September 30, 2018
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(8)
Total commodity	$(11)	$(8)
Interest rate(2)	6	(4)
Foreign currency(3)	(1)	(10)
Total	$(6)	$(22)
Nine Months Ended September 30, 2017
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(4)
Total commodity	$(5)	$(4)
Interest rate(2)	—	(3)
Foreign currency(3)	10	15
Total	$5	$8
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in other income.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and debt securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $114 million and $112 million at September 30, 2018 and December 31, 2017, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and debt securities, cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
September 30, 2018
Equity securities:(1)
U.S.	$1,710	$2,128	$(10)		$3,828
Fixed income securities:(2)
Corporate debt instruments	438	6	(7)		437
Government securities	1,079	10	(19)		1,070
Common/collective trust funds	82	—	—		82
Cash equivalents and other(3)	7	—	—		7
Total	$3,316	$2,144	$(36)	(4)	$5,424
December 31, 2017
Equity securities:(2)
U.S.	$1,569	$1,857	$—		$3,426
Fixed income securities:(2)
Corporate debt instruments	430	15	(1)		444
Government securities	1,039	27	(5)		1,061
Common/collective trust funds	60	—	—		60
Cost method investments	68	—	—		68
Cash equivalents and other(3)	34	—	—		34
Total	$3,200	$1,899	$(6)	(4)	$5,093
(1)

Effective January 2018, unrealized gains and losses on equity securities, including those previously classified as cost method investments, are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

(2)	Unrealized gains and losses on equity securities (for 2017) and fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(3)	Includes pending sales of securities of $ — million and $5 million at September 30, 2018 and December 31, 2017, respectively.
(4)	The fair value of securities in an unrealized loss position was $1.1 billion and $565 million at September 30, 2018 and December 31, 2017, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

(millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net gains recognized during the period	$243	$267
Less: Net gains recognized during the period on securities sold during the period	(7)	(42)
Unrealized gains recognized during the period on securities still held at September 30, 2018(1)	$236	$225
(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Dominion Energy’s debt securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2018 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$199
Due after one year through five years	344
Due after five years through ten years	389
Due after ten years	657
Total	$1,589

Presented below is selected information regarding Dominion Energy’s equity and debt securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Proceeds from sales	$457	$377	$1,301	$1,496
Realized gains(1)	24	25	96	142
Realized losses(1)	18	16	60	52
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Dominion Energy recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Total other-than-temporary impairment losses(1)	$8	$7	$25	$33
Losses recorded to the nuclear decommissioning trust regulatory liability	—	(2)	—	(13)
Losses recognized in other comprehensive income (before taxes)	(8)	(1)	(25)	(2)
Net impairment losses recognized in earnings	$—	$4	$—	$18
(1)	Amounts include other-than-temporary impairment losses for debt securities of less than $1 million and $2 million for the three and nine months ended September 30, 2017, respectively.

Virginia Power

Virginia Power holds equity and debt securities, cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
September 30, 2018
Equity securities:(1)
U.S.	$842	$965	$(6)		$1,801
Fixed income securities:(2)
Corporate debt instruments	220	2	(4)		218
Government securities	509	4	(8)		505
Common/collective trust funds	48	—	—		48
Cash equivalents and other(3)	1	—	—		1
Total	$1,620	$971	$(18)	(4)	$2,573
December 31, 2017
Equity securities:(2)
U.S.	$734	$831	$—		$1,565
Fixed income securities:(2)
Corporate debt instruments	216	8	—		224
Government securities	482	13	(2)		493
Common/collective trust funds	27	—	—		27
Cost method investments	68	—	—		68
Cash equivalents and other(3)	22	—	—		22
Total	$1,549	$852	$(2)	(4)	$2,399
(1)

Effective January 2018, unrealized gains and losses on equity securities, including those previously classified as cost method investments, are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

(2)	Unrealized gains and losses on equity securities (for 2017) and fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(3)	Includes pending sales of securities of $1 million and $6 million at September 30, 2018 and December 31, 2017, respectively.
(4)	The fair value of securities in an unrealized loss position was $539 million and $234 million at September 30, 2018 and December 31, 2017, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
(millions)
Net gains recognized during the period	$106	$118
Less: Net gains recognized during the period on securities sold during the period	(3)	(26)
Unrealized gains recognized during the period on securities still held at September 30, 2018(1)	$103	$92
(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Virginia Power’s debt securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2018 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$64
Due after one year through five years	139
Due after five years through ten years	221
Due after ten years	347
Total	$771

Presented below is selected information regarding Virginia Power’s equity and debt securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Proceeds from sales	$237	$156	$651	$654
Realized gains(1)	11	9	44	64
Realized losses(1)	5	6	17	24
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Virginia Power were not material for the three and nine months ended September 30, 2018 and 2017.

Equity Method Investments

Dominion Energy

Blue Racer

In October 2018, Dominion Energy entered into an agreement to sell its 50% limited partnership interest in Blue Racer. The transaction is expected to close in the fourth quarter of 2018, subject to clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act and the satisfaction of customary closing conditions, for up-front cash consideration of $1.05 billion. As a result, Dominion Energy expects to recognize a gain of approximately $380 million ($230 million after-tax) in the fourth quarter of 2018.  In addition, the agreement contains additional deferred consideration of $150 million, subject to increase for interest costs effective March 2019, payable upon the purchaser’s availability of cash. This will result in a gain when realizable. Also, the purchaser agreed to pay additional consideration contingent upon the achievement of certain financial performance milestones of Blue Racer from 2019 through 2021. Pursuant to the purchase agreement, the aggregate will not exceed $300 million, which represents a gain contingency, and, as a result, Dominion Energy will not recognize any additional gain unless such consideration is realizable.

Atlantic Coast Pipeline

Dominion Energy recorded contributions of $147 million and $84 million during the three months ended September 30, 2018 and 2017, respectively, and $306 million and $286 million during the nine months ended September 30, 2018 and 2017, respectively, to Atlantic Coast Pipeline. At September 30, 2018, Dominion Energy had $37 million of contributions payable to Atlantic Coast Pipeline included within other current liabilities in the Consolidated Balance Sheets.

DETI provides services to Atlantic Coast Pipeline which totaled $50 million and $32 million for the three months ended September 30, 2018 and 2017, respectively, and $156 million and $93 million for the nine months ended September 30, 2018 and 2017, respectively, included in operating revenue in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income. Amounts receivable related to these services were $15 million and $12 million at September 30, 2018 and December 31, 2017, respectively, composed entirely of accrued unbilled revenue, included in other receivables in Dominion Energy and Dominion Energy Gas’ Consolidated Balance Sheets.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under its credit facility. See Note 16 for more information.

NedPower

At December 31, 2017, Dominion Energy had a liability of $17 million recorded to other deferred credits and other liabilities on the Consolidated Balance Sheets relating to its commitment to provide further financial support for NedPower. At September 30, 2018, Dominion Energy had no remaining liability.

Other – Catalyst Old River Hydroelectric Limited Partnership

In September 2018, Dominion Energy completed the sale of its 25% limited partnership interest in Catalyst Old River Hydroelectric Limited Partnership and received proceeds of $91 million. The sale resulted in a gain of $87 million ($63 million after-tax), which is included in other income in Dominion Energy’s Consolidated Statement of Income.

Dominion Energy Gas

Iroquois

Dominion Energy Gas’ equity earnings totaled $18 million and $15 million for the nine months ended September 30, 2018 and 2017, respectively. Dominion Energy Gas received distributions of $20 million and $17 million for the nine months ended September 30, 2018 and 2017, respectively.  At September 30, 2018 and December 31, 2017, the carrying amount of Dominion Energy Gas’ investment of $93 million and $95 million, respectively exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized.

Note 11. Property, Plant and Equipment

Dominion Energy

Sale of Certain Retail Energy Marketing Assets

In October 2017, Dominion Energy entered into an agreement to sell certain assets associated with its nonregulated retail energy marketing operations for total consideration of $143 million, subject to customary approvals and certain adjustments. In December 2017, the first phase of the agreement closed for $79 million. In October 2018, the second phase of the agreement closed for $63 million, which will result in the recognition of a $65 million ($49 million after-tax) benefit in the fourth quarter of 2018. Pursuant to the agreement, Dominion Energy entered into a commission agreement with the buyer upon the first closing in December 2017 under which the buyer will pay a commission in connection with the right to use Dominion Energy’s brand in marketing materials and other services over a ten-year term.

Sale of Certain Merchant Generation Facilities

In September 2018, Dominion Energy entered into an agreement to sell Fairless and Manchester for total consideration of $1.2 billion, subject to customary closing adjustments. The transaction is expected to close in the fourth quarter of 2018, subject to FERC and other approvals, and Dominion Energy expects to recognize a gain of approximately $210 million ($150 million after-tax). Upon the close of the transaction, Dominion Energy will have to assess whether it is more-likely-than-not that state tax incentives could be used to reduce tax expense associated with the sale of these facilities. It is possible that these incentives could reduce the tax expense of this sale by up to $50 million.

In the third quarter of 2018, Fairless and Manchester’s assets and liabilities to be disposed were classified as held for sale. The carrying amounts of the major classes of assets and liabilities classified as held for sale in Dominion Energy’s Consolidated Balance Sheet are as follows:

September 30, 2018
(millions)
Assets:
Current assets	$37
Property, plant and equipment, net	940
Other assets	52
Total assets	$1,029

Liabilities:
Current liabilities	$8
Asset retirement obligation	1
Total liabilities	$9

Virginia Power

Acquisition of Solar Projects

In September 2017, Virginia Power entered into agreements to acquire two solar development projects in North Carolina. The first acquisition closed in October 2018 and is expected to commence commercial operations during the fourth quarter of 2018, and cost approximately $140 million once constructed, including the initial acquisition cost. The second acquisition is expected to close prior to the project commencing commercial operations, which is expected by the end of 2019, and cost approximately $140 million once constructed, including the initial acquisition cost. The projects are expected to generate approximately 155 MW combined. Virginia Power anticipates claiming federal investment tax credits on these solar projects.

In June 2018, Virginia Power entered into an agreement to acquire a solar development project in Virginia. The acquisition is expected to close prior to the project commencing commercial operations, which is expected in the first quarter 2019, and cost approximately $37 million once constructed, including the initial acquisition cost. The project is expected to generate approximately 20 MW. Virginia Power anticipates claiming federal investment tax credits on this solar project upon its completion.

In August 2018, Virginia Power entered into agreements to acquire two solar development projects in North Carolina and Virginia. The first acquisition is expected to close prior to the project commencing commercial operations, which is expected by the end of 2019, and cost approximately $120 million once constructed, including the initial acquisition cost. The second acquisition is expected to close prior to the project commencing commercial operations, which is expected by the end of 2020, and cost approximately $130 million, including the initial acquisition cost. The projects are expected to generate approximately 155 MW combined. Virginia Power anticipates claiming federal investment tax credits on these solar projects.

Assignment of Tower Rental Portfolio

Virginia Power rents space on certain of its electric transmission towers to various wireless carriers for communications antennae and other equipment. In March 2017, Virginia Power sold its rental portfolio to Vertical Bridge Towers II, LLC for $91 million in cash. The proceeds are subject to Virginia Power's FERC-regulated tariff, under which it is required to return half of the proceeds to customers. Virginia Power recorded $2 million in operating revenue and $2 million in other income for the three months ended September 30, 2018 and 2017, respectively, and recorded $5 million in operating revenue and $10 million in other income for the nine months ended September 30, 2018 and 2017, respectively, with $30 million remaining to be recognized ratably through 2023.

Dominion Energy Gas

Assignment of Shale Development Rights

In December 2013, Dominion Energy Gas closed on agreements with natural gas producers to convey over time approximately 100,000 acres of Marcellus Shale development rights underneath several of its natural gas storage fields. The agreements provided for payments to Dominion Energy Gas, subject to customary adjustments, of up to approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In August 2017, Dominion Energy Gas and a natural gas producer signed an amendment to the agreement, which included the finalization of contractual matters on previous conveyances, the conveyance of Dominion Energy Gas’ remaining 68% interest in approximately 70,000 acres and the elimination of Dominion Energy Gas’ overriding royalty interest in gas produced from all acreage. Dominion Energy Gas received total consideration of $130 million, with $65 million received in the fourth quarter of 2017 and $65 million received in September 2018 in connection with the final conveyance. As a result of this amendment, in the third quarter of 2017, Dominion Energy Gas recognized a $56 million ($33 million after-tax) gain included in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income associated with the finalization of the contractual matters on previous conveyances. Additionally, in the fourth quarter of 2017, Dominion Energy recognized a $9 million ($5 million after-tax) gain included in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income associated with the elimination of its overriding royalty interest. In September 2018, Dominion Energy Gas recognized a $65 million ($47 million after-tax) gain included in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income associated with the final conveyance of acreage.

In November 2014, Dominion Energy Gas closed an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. In July 2017, in connection with the existing agreement, Dominion Energy Gas conveyed approximately 2,000 acres of Marcellus Shale development rights and received proceeds of $5 million and an overriding royalty interest in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax) gain included in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income. In January 2018, Dominion Energy Gas and the natural gas producer closed on an amendment to the agreement, which included the conveyance of Dominion Energy Gas’ remaining 50% interest in approximately 18,000 acres and the elimination of Dominion Energy Gas’ overriding royalty interest in gas produced from all acreage. In February 2018, Dominion Energy Gas received proceeds of $28 million, resulting in an approximately $28 million ($20 million after-tax) gain recorded in other operations and maintenance expense in Dominion Energy Gas’ Consolidated Statements of Income.

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

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2018	December 31, 2017
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$260	$23
Deferred rate adjustment clause costs(2)	124	70
Deferred nuclear refueling outage costs(3)	58	54
Unrecovered gas costs(4)	3	38
Other	95	109
Regulatory assets-current	540	294
Unrecognized pension and other postretirement benefit costs(5)	1,276	1,336
Deferred rate adjustment clause costs(2)	312	401
PJM transmission rates(6)	265	222
Utility reform legislation(7)	189	147
Derivatives(8)	83	223
Other	191	151
Regulatory assets-noncurrent	2,316	2,480
Total regulatory assets	$2,856	$2,774
Regulatory liabilities:
Provision for future cost of removal and AROs(9)	$101	$101
Cost-of-service impact of 2017 Tax Reform Act(10)	80	—
Reserve for rate credits to electric utility customers(11)	61	—
Other	93	92
Regulatory liabilities-current(12)	335	193
Income taxes refundable through future rates(13)	4,088	4,058
Provision for future cost of removal and AROs(9)	1,414	1,384
Nuclear decommissioning trust(14)	1,241	1,121
Other	403	353
Regulatory liabilities-noncurrent	7,146	6,916
Total regulatory liabilities	$7,481	$7,109
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$260	$23
Deferred rate adjustment clause costs(2)	101	56
Deferred nuclear refueling outage costs(3)	58	54
Other	60	72
Regulatory assets-current	479	205
Deferred rate adjustment clause costs(2)	225	312
PJM transmission rates(6)	265	222
Derivatives(8)	50	190
Other	96	86
Regulatory assets-noncurrent	636	810
Total regulatory assets	$1,115	$1,015
Regulatory liabilities:
Provision for future cost of removal(9)	$80	$80
Cost-of-service impact of 2017 Tax Reform Act(10)	67	—
Reserve for rate credits to customers(11)	61	—
Other	42	47
Regulatory liabilities-current (12)	250	127
Income taxes refundable through future rates(13)	2,561	2,581
Nuclear decommissioning trust(14)	1,241	1,121
Provision for future cost of removal(9)	938	915
Derivatives(8)	38	69

Other	112	74
Regulatory liabilities-noncurrent	4,890	4,760
Total regulatory liabilities	$5,140	$4,887
Dominion Energy Gas
Regulatory assets:
Deferred rate adjustment clause costs(2)	$23	$14
Unrecovered gas costs(4)	—	8
Other	2	4
Regulatory assets-current(15)	25	26
Unrecognized pension and other postretirement benefit costs(5)	248	258
Utility reform legislation(7)	189	147
Deferred rate adjustment clause costs(2)	87	89
Other	27	17
Regulatory assets-noncurrent(16)	551	511
Total regulatory assets	$576	$537
Regulatory liabilities:
Provision for future cost of removal and AROs(9)	$13	$13
Overrecovered gas costs(4)	6	—
PIPP(17)	4	20
Other	9	5
Regulatory liabilities-current(12)	32	38
Income taxes refundable through future rates(13)	1,038	998
Provision for future cost of removal and AROs(9)	164	160
Cost-of-service impact of 2017 Tax Reform Act(10)	15	—
Other	92	69
Regulatory liabilities-noncurrent	1,309	1,227
Total regulatory liabilities	$1,341	$1,265
(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Dominion Energy and Virginia Power’s generation operations.
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

(11)	Charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers. See Note 13 for more information.
(12)	Current regulatory liabilities are presented in other current liabilities in the Companies’ Consolidated Balance Sheets.
(13)

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

At September 30, 2018, $447 million of Dominion Energy's and $364 million of Virginia Power's regulatory assets represented past expenditures on which they do not currently earn a return. With the exception of the $265 million PJM transmission cost allocation matter, the majority of these expenditures are expected to be recovered within the next two years.

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

Rates

In April 2008, FERC granted an application for Virginia Power’s electric transmission operations to establish a forward-looking formula rate mechanism that updates transmission rates on an annual basis and approved an ROE effective as of January 1, 2008. The formula rate is designed to recover the expected revenue requirement for each calendar year and is updated based on actual costs. The FERC-approved formula method, which is based on projected costs, allows Virginia Power to earn a current return on its growing investment in electric transmission infrastructure.

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

In October 2017, FERC issued an order determining the calculation of the incremental costs of undergrounding the transmission projects and affirming that the costs are to be recovered from the wholesale transmission customers with loads located in Virginia. FERC directed Virginia Power to rebill all wholesale transmission customers retroactively to March 2010 within 30 days of when the proceeding becomes final and no longer subject to rehearing. In November 2017, Virginia Power, North Carolina Electric Membership Corporation and the wholesale transmission customers filed petitions for rehearing. In July 2018, FERC denied the rehearing requests related to the October 2017 order determining the calculation of the undergrounding costs. Several parties have appealed FERC’s decision to the U.S. Court of Appeals for the D.C. Circuit. This matter is pending. While Virginia Power cannot predict the outcome of the matter, it is not expected to have a material effect on results of operations.

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

In June 2016, PJM, the PJM transmission owners and state commissions representing substantially all of the load in the PJM market submitted a settlement to FERC to resolve the outstanding issues regarding this matter. In May 2018, FERC issued an order accepting the settlement agreement and directed PJM to make a compliance filing with revised tariff records. As a result, in August 2018, Virginia Power began to make payments to PJM, to continue for the next 10 years totaling $276 million, under the terms of revised tariff records, which is partially offset by a $265 million regulatory asset for the amount that will be recovered through retail rates in Virginia. At September 30, 2018, Virginia Power’s Consolidated Balance Sheet includes $170 million included in other current liabilities and $72 million included in other deferred credits and other liabilities.

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

In September 2018, the Virginia Commission issued an order directing Virginia Power to submit a filing quantifying the impacts of the 2017 Tax Reform Act in advance of the April 1, 2019 implementation as required by legislation. In October 2018, Virginia Power filed an application with the Virginia Commission to implement final adjustments in its base rates reflecting actual annual reductions in corporate income taxes resulting from the 2017 Tax Reform Act. The proposed annual revenue reduction is approximately $151 million effective April 2019. Additionally, Virginia Power proposed to issue a one-time bill credit to customers within 90 days of this effective date, to true-up the difference between the final revenue reduction for the period January 1, 2018 through March 31, 2019 and the $125 million interim rate reduction implemented on July 1, 2018. Based on Virginia Power’s proposed annual revenue reduction, this one-time bill credit is estimated to total approximately $95 million. The actual credit will be based on actual billing data and customer usage during that 15-month period. This matter is pending.

In August 2018, Virginia Power filed with FERC to waive protocols and begin reflecting projected tax reform benefits of approximately $100 million through the transmission formula rate prior to the normal formula rate process. FERC granted the waiver and the amounts will begin being reflected in customer billings in November 2018 and subsequently reflecting the adjustment effective January 1, 2018.

In October 2018, the North Carolina Utilities Commission issued an order requesting companies file to reduce base rates expeditiously. Virginia Power made its compliance filing in October 2018 and submitted an annual base rate revenue decrease of approximately $14 million effective in early 2019. Virginia Power also proposed to issue a one-time bill credit in early 2019 for its 2018 tax savings collected provisionally from customers, which is estimated to be approximately $13 million. The order allowed for the disposition of excess deferred income taxes to be deferred for consideration until the utilities’ next base rate case, but no longer than 3 years, and initiated a quarterly reporting requirement for such deferred amounts. This matter is pending.

In May 2018, the Utah Commission approved a stipulation submitted by Questar Gas proposing the cost-of-service component of customer rates be reduced by $15 million annually beginning in June 2018. In July 2018, the Utah Commission approved Questar Gas’ request to return an additional $9 million to Utah customers representing the amounts related to the corporate income tax reduction that had been deferred from January 1, 2018 to May 31, 2018.  This additional reduction began amortizing on August 1, 2018 and will be amortized over a one-year period. In October 2018, the Wyoming Commission approved Questar Gas’ request to return deferred amounts through a surcredit beginning November 1, 2018.  The surcredit will remain in effect until rates become effective in the next Wyoming general rate case. The impact of excess deferred income taxes resulting from the 2017 Tax Reform Act on rates charged to customers will be reported to the Utah and Wyoming Commissions by the first quarter of 2019.

In October 2018, the Ohio Commission issued an order requiring rate-regulated utilities to file an application reflecting the impact of the 2017 Tax Reform Act on current rates by January 1, 2019. East Ohio is currently evaluating this order and plans to file an application in the fourth quarter of 2018.

As directed by the Public Service Commission of West Virginia, Hope is utilizing regulatory accounting to track the effects of the 2017 Tax Reform Act beginning in January 2018 and submitted testimony in July 2018 detailing such effects.  In August 2018, the Public Service Commission of West Virginia approved a settlement implementing base rate reductions effective September 1, 2018. These reductions are not expected to have a material impact on Hope’s financial condition.

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

Beginning in October 2018, Dominion Energy and Dominion Energy Gas have filed or expect to file the required informational reports with FERC indicating no changes to current rates charged to customers. Given the associated uncertainty, Dominion Energy and Dominion Energy Gas are currently unable to predict the outcome of these matters; however, any change in rates permitted to be charged to customers could have a material impact on results of operations, financial condition and/or cash flows.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, and Note 13 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Virginia Regulation

Virginia Fuel Expenses

In May 2018, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.5 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2018. Virginia Power’s proposed fuel rate represents a fuel revenue increase of $222 million when applied to projected kilowatt-hour sales for the period July 1, 2018 to June 30, 2019. In August 2018, the Virginia Commission approved Virginia Power’s fuel rate with an increase of $209 million.

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

The legislation also includes provisions requiring Virginia Power to provide current customers one-time rate credits totaling $200 million and to reduce base rates to reflect reductions in income tax expense resulting from the 2017 Tax Reform Act. As a result, Virginia Power incurred a $215 million ($160 million after-tax) charge in connection with this legislation, including the impact on certain non-jurisdictional customers which follow Virginia Power’s jurisdictional customer rate methodology. In July 2018, Virginia Power credited $138 million to current customers’ bills.

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

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•

The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In October 2018, Virginia Power requested approval to implement ten new energy efficiency programs and one new demand-response DSM program for five years, subject to future extensions, with a $262 million cost cap, and proposed a total $49 million revenue requirement for the rate year beginning July 1, 2019, which represents an $18 million increase over the previous year. This matter is pending.

•

The Virginia Commission previously approved Rider BW in conjunction with Brunswick County. In October 2018, Virginia Power proposed a $123 million revenue requirement for the rate year beginning September 1, 2019, which represents a $7 million increase over the previous year. This matter is pending.

•

The Virginia Commission previously approved Rider US-2 in conjunction with Scott Solar, Whitehouse, and Woodland. In October 2018, Virginia Power proposed a $16 million revenue requirement for the rate year beginning September 1, 2019, which represents a $3 million increase over the previous year. This matter is pending.

•

The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2018, Virginia Power proposed a $755 million total revenue requirement consisting of $468 million for the transmission component of Virginia Power’s base rates and $287 million for Rider T1. This total revenue requirement represents a $146 million increase versus the revenues to be produced during the rate year under current rates. In August 2018, the Virginia Commission approved a total revenue requirement of $630 million, including Rider T1, subject to true-up, for the rate year beginning September 1, 2018.  The Virginia Commission’s order required an adjustment to Rider T1 to begin providing projected benefits associated with the 2017 Tax Reform Act to customers in rates effective September 1, 2018. Such projected benefits were not included in the underlying transmission formula rates approved by FERC. Also in August 2018, Virginia Power filed a petition with the Virginia Commission seeking limited reconsideration and rehearing of this approval to adjust the total revenue requirement to $636 million. The reconsideration was granted and this matter is pending.

Coastal Virginia Offshore Wind Project

In August 2018, Virginia Power filed a petition with the Virginia Commission seeking a prudency determination as provided in the Grid Transformation and Security Act of 2018 with respect to the proposed Coastal Virginia Offshore Wind Project consisting of two 6 MW wind turbine generators located approximately 27 miles off the coast of Virginia Beach, Virginia in federal waters, and for a CPCN, if necessary, for the generation tie line connecting the generators to shore.  This project is expected to cost approximately $300 million and to be installed by the end of 2020. This matter is pending.

Electric Transmission Projects

In August 2018, Virginia Power filed an application with the Virginia Commission for a CPCN for a partial rebuild of 138 kV overhead transmission lines in Alleghany County, Virginia and Covington, Virginia. The total estimated cost of the project is approximately $15 million. This matter is pending.

In September 2018, the Virginia Commission granted Virginia Power a CPCN to rebuild and operate in Augusta County, Virginia approximately 18 miles of existing 500 kV transmission line between the Dooms substation and the Valley substation, along with associated substation work. The total estimated cost of the project is approximately $65 million.

In September 2018, the Virginia Commission granted Virginia Power a CPCN to build and operate in Fairfax County, Virginia approximately 4 miles of 230 kV transmission line between the Idylwood and Tysons substations, along with associated substation work. The total estimated cost of the project is approximately $125 million.

North Carolina Regulation

In August 2018, Virginia Power submitted its annual filing to the North Carolina Utilities Commission to adjust the fuel component of its electric rates. Virginia Power proposed a total $24 million increase to the fuel component of its electric rates for the rate year beginning February 1, 2019. As a mitigation alternative, Virginia Power proposed recovering 50% in the February 1, 2019 to the January 31, 2020 rate period and the remaining 50% in the following rate period. This case is pending.

Ohio Regulation

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In September 2018, the Ohio Commission approved East Ohio’s application requesting approval of its UEX Rider to reflect a refund of over-recovered accumulated bad debt expense of $11 million as of March 31, 2018, and recovery of prospective net bad debt expense projected to total $16 million for the twelve-month period from April 2018 to March 2019.

Utah and Wyoming Regulation

In October 2018, the Utah Commission denied Questar Gas’ request for pre-approval to construct an LNG peaking storage facility with a liquefaction rate of 8.2 million cubic feet per day. Questar Gas is reviewing the order and assessing its options, which include filing supplemental information with the Utah Commission for reconsideration.

In October 2018, Questar Gas submitted filings with both the Utah Commission and the Wyoming Commission for an approximately $48 million gas cost decrease reflecting forecasted decreases in commodity costs. The Utah Commission and the Wyoming Commission both approved the filings in October 2018 with rates effective November 2018.

Note 14. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018.

Dominion Energy

Dominion Energy’s securities due within one year and long-term debt include $27 million and $326 million, respectively, of debt issued in 2016 by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power had long-term power and capacity contracts with three non-utility generators. Contracts with two of these non-utility generators expired in the third quarter 2017 leaving a remaining aggregate summer generation capacity of approximately 218 MW. Virginia Power is not subject to any risk of loss from this potential VIE other than its remaining purchase commitments which totaled $163 million as of September 30, 2018. Virginia Power paid $13 million and $17 million for electric capacity and $4 million and $5 million for electric energy to non-utility generators in the three months ended September 30, 2018 and 2017, respectively. Virginia Power paid $38 million and $73 million for electric capacity and $14 million and $20 million for electric energy to non-utility generators in the nine months ended September 30, 2018 and 2017, respectively.

Virginia Power and Dominion Energy Gas

Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $79 million and $31 million for the three months ended September 30, 2018, $83 million and $31 million for the three months ended September 30, 2017, $251 million and $94 million for the nine months ended September 30, 2018 and $251 million and $93 million for the nine months ended September 30, 2017, respectively. Virginia Power and Dominion Energy Gas’ Consolidated Balance Sheets included amounts due to DES of $23 million and $11 million, respectively, at September 30, 2018, and $36 million and $14 million, respectively, at December 31, 2017, recorded in payables to affiliates in the Consolidated Balance Sheets.

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

Dominion Energy

In March 2018, Dominion Energy replaced its two existing joint revolving credit facilities with a $6.0 billion joint revolving credit facility. At September 30, 2018, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,928	$132	$2,940

(1)

This credit facility matures in March 2023 and can be used by the Companies to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Questar Gas’ short-term financing is supported through its access as co-borrower to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power and Dominion Energy Gas. At September 30, 2018, the sub-limit for Questar Gas was $250 million.

In addition to the credit facility mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At September 30, 2018, no amounts were outstanding under either of these facilities.

In October 2018, Dominion Energy entered into a credit agreement, which allows Dominion Energy to issue up to approximately $21 million in letters of credit. Additionally, in October 2018, Dominion Energy issued $16 million in letters of credit under this agreement. The facility terminates in June 2020.

In February and June 2018, Dominion Energy borrowed $950 million and $500 million, respectively, under 364-Day Term Loan Agreements that bore interest at a variable rate. In September 2018, the principal outstanding plus accrued interest for both borrowings was repaid.

In March 2018, Dominion Energy Midstream entered into a $500 million revolving credit facility. The credit facility matures in March 2021, bears interest at a variable rate, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $250 million of letters of credit. At September 30, 2018, Dominion Energy Midstream had $73 million outstanding under this credit facility.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the Companies and for other general corporate purposes.

At September 30, 2018, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Dominion Energy Gas and Questar Gas was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$934	$61
(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Dominion Energy Gas and Questar Gas. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the Companies multiple times per year. At September 30, 2018, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

At September 30, 2018, Dominion Energy Gas' share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power and Questar Gas was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,500	$141	$—
(1)

A maximum of $1.5 billion of the facility is available to Dominion Energy Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. The sub-limit for Dominion Energy Gas is set within the facility limit but can be changed at the option of the Companies multiple times per year. At September 30, 2018, the sub-limit for Dominion Energy Gas was $750 million. If Dominion Energy Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

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

In September 2018, Cove Point closed on an up to $3.0 billion term loan that is secured by Dominion Energy’s common equity interest in Cove Point, bears interest at a variable rate and matures in 2021. In accordance with the terms of the term loan, Cove Point borrowed $2.0 billion at closing and can borrow up to an additional $1.0 billion by the end of 2018. Under the terms of the term loan, Cove Point is restricted from issuing certain debt, selling the Cove Point LNG Facility, paying distributions to Dominion Energy or taking certain other actions without necessary approvals.

In November 2018, Eagle Solar issued through private placement $362 million of 4.82% senior secured notes which mature in December 2042. The debt is nonrecourse to Dominion Energy and is secured by Eagle Solar’s interest in certain merchant solar facilities. The proceeds were used for the reimbursement of equity amounts previously invested by Dominion Energy in the acquisition, development, or construction of the projects in Eagle Solar.

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

Issuance of Common Stock

At-the-Market Programs

In June 2017, Dominion Energy filed an SEC shelf registration statement for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. Also, in June 2017, Dominion Energy entered into three separate sales agency agreements to effect sales under the program and pursuant to which it was able to offer up to $500 million aggregate amount of its common stock. In January 2018, Dominion Energy provided sales instructions to one of the sales agents and issued 6.6 million shares through at-the-market issuances and received cash proceeds of $495 million, net of fees and commissions paid of $5 million. Following these issuances, Dominion Energy had no remaining ability to issue stock under the 2017 sales agency agreements and completed the program. In February 2018, Dominion Energy entered into six separate sales agency agreements to effect sales under a new at-the-market program pursuant to which it may offer from time to time up to $1.0 billion aggregate amount of its common stock. These agreements replaced the sales agency agreements entered into by Dominion Energy in June 2017. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the New York Stock Exchange at market prices or in such other transactions as are agreed upon by Dominion Energy and the sales agents in conformance with applicable securities laws. No issuances have occurred under these agreements in 2018.

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

In June 2017, the DOE issued an order to PJM to direct Virginia Power to operate Yorktown power station’s Units 1 and 2 as needed to avoid reliability issues on the Virginia Peninsula. The order was effective for 90 days and can be reissued upon PJM’s request, if necessary, until required electricity transmission upgrades are completed approximately 23 months following the receipt in July 2017 of final permits and approvals for construction. Beginning in August 2017, PJM filed requests for 90-day renewals of the DOE order, which the DOE has granted. The current renewal is effective until December 2018. The Sierra Club has challenged the DOE order and certain renewal requests, all of which have been denied by the DOE.

In August 2018, the EPA announced that it will move ahead with a draft proposal to reconsider the MATS rule and determine whether it is appropriate and necessary to regulate toxic emissions from power plants. At this time, it is uncertain whether the EPA will repeal the rule in its entirety, establish new, less stringent emission standards or retain the standards at current levels. Although litigation of the MATS rule and the outcome of the EPA’s rulemaking are still pending, the regulation remains in effect and Virginia Power is complying with the applicable requirements of the rule and does not expect any adverse impacts to its operations at this time.

Ozone Standards

In October 2015, the EPA issued a final rule tightening the ozone standard from 75-ppb to 70-ppb. To comply with this standard, in April 2016 Virginia Power submitted the NOX Reasonable Available Control Technology analysis for Unit 5 at Possum Point power station. In December 2016, the VDEQ determined that NOX reductions are required on Unit 5. In October 2017, Virginia Power proposed to install NOX controls by mid-2019 with an expected cost in the range of $25 million to $35 million. In April 2018, Virginia Power submitted an application with the VDEQ containing an alternative plan for compliance in lieu of installing NOX controls on Unit 5 at Possum Point. The alternative plan includes operating restrictions during the ozone season through 2021 while allowing for continued operation to meet PJM capacity commitments and calls for the permanent retirement of the unit by 2021. This application is pending. In addition, Virginia Power plans to place two natural gas-fired units at the facility into cold reserve in December 2018. Due to the uncertainty surrounding a final plan for compliance with this ozone standard, Dominion Energy and Virginia Power are currently unable to predict the outcome of this matter which could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows.

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

Oil and Gas NSPS

In August 2012, the EPA issued an NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers, and compressors in the upstream sector. In June 2016, the EPA issued a new NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In April 2017, the EPA issued a notice that it is reviewing the rule and, if appropriate, will issue a rulemaking to suspend, revise or rescind the June 2016 final NSPS for certain oil and gas facilities. In June 2017, the EPA published notice of reconsideration and partial stay of the rule for 90 days and proposed extending the stay for two years. In July 2017, the U.S. Court of Appeals for the D.C. Circuit vacated the 90-day stay. In November 2017, the EPA solicited comments on the proposed two-year stay of the June 2016 NSPS rules and in October 2018, published a proposed rule reconsidering and amending portions of the 2016 rule, including but not limited to, the fugitive emissions requirements at well sites and compressor stations.  Until the proposed rule is final, Dominion Energy and Dominion Energy Gas are implementing the 2016 regulation. Dominion Energy and Dominion Energy Gas are still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

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

Dominion Energy has determined that it is associated with 19 former manufactured gas plant sites, three of which pertain to Virginia Power and 12 of which pertain to Dominion Energy Gas. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. None of the former sites with which the Companies are associated is under investigation by any state or federal environmental agency. At two of the former sites, Dominion Energy is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. In addition, a Virginia Power site has been accepted into a state-based voluntary remediation program. In June 2018, Virginia Power submitted a proposed remedial action plan to remove material from this site at an estimated cost of $18 million. Pending VDEQ approval, Virginia Power expects to begin remedial work at this site in mid-2019. As a result, in June 2018, Virginia Power recorded a charge of $16 million ($12 million after-tax) in other operations and maintenance expense in the Consolidated

Statements of Income. Due to the uncertainty surrounding the other sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

Appalachian Gateway

Pipeline Contractor Litigation

Following the completion of the Appalachian Gateway project in 2012, DETI received multiple change order requests and other claims for additional payments from a pipeline contractor for the project. In July 2015, the contractor filed a complaint against DETI in U.S. District Court for the Western District of Pennsylvania. In March 2016, the Pennsylvania court granted DETI’s motion to transfer the case to the U.S. District Court for the Eastern District of Virginia. In July 2016, DETI filed a motion to dismiss. In March 2017, the court dismissed three of eight counts in the complaint. In May 2017, the contractor withdrew one of the counts in the complaint. In November 2017, DETI and the contractor entered into a partial settlement agreement for a release of certain claims. In August 2018, DETI paid $14 million in accordance with the terms of a settlement agreement reached between the parties, resolving this matter.

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

Ash Pond and Landfill Closure Costs

In March 2015, the Sierra Club filed a lawsuit alleging CWA violations at Chesapeake power station. In March 2017, the U.S. District Court for the Eastern District of Virginia ruled that impacted groundwater associated with the on-site coal ash storage units was migrating to adjacent surface water, which constituted an unpermitted point source discharge in violation of the CWA. The court, however, rejected Sierra Club’s claims that Virginia Power had violated specific conditions of its water discharge permit. Finding no harm to the environment, the court further declined to impose civil penalties or require excavation of the ash from the site as Sierra Club had sought. In July 2017, the court issued a final order requiring Virginia Power to perform additional specific sediment, water and aquatic life monitoring at and around the Chesapeake power station for a period of at least two years. The court further directed Virginia Power to apply for a solid waste permit from the VDEQ that includes corrective measures to address on-site groundwater impacts. In July 2017, Virginia Power appealed the court’s July 2017 final order to the U.S. Court of Appeals for the Fourth Circuit. In August 2017, the Sierra Club filed a cross appeal. In September 2018, the U.S. Court of Appeals for the Fourth Circuit ruled that impacted groundwater associated with coal ash storage at the Chesapeake power station did not constitute point source pollution in violation of the CWA or the station’s water discharge permit. The Sierra Club subsequently filed a petition for rehearing with the U.S. Court of Appeals for the Fourth Circuit, which was denied.

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

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibilities in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. Any changes to the CCR rule would not be effective in Virginia unless and until the VDEQ adopts those changes. Until all phases of the CCR rule are promulgated, Virginia Power cannot forecast potential incremental impacts or costs related to existing coal ash sites in connection with future implementation of the 2016 CCR legislation and reconsideration of the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. Virginia Power does not expect the scope of the U.S. Court of Appeals for the D.C. Circuit’s decision to impact its closure plans, but cannot forecast incremental impacts associated with any future changes to the CCR rule in connection with the court’s remand.

In April 2017, the Governor of Virginia signed legislation into law that placed a moratorium on the VDEQ issuing solid waste permits for closure of ash ponds at Virginia Power’s Bremo, Chesapeake, Chesterfield and Possum Point power stations until May 2018. The law also requires Virginia Power to conduct an assessment of closure alternatives for the ash ponds at these four stations, to include an evaluation of excavation for recycling or off-site disposal, surface and groundwater conditions and safety. Virginia Power completed the assessments and provided the report on December 1, 2017. In April 2018, the Governor of Virginia signed legislation into law extending the existing permit moratorium until July 2019. The legislation also requires Virginia Power to solicit and compile by November 2018, information from third parties on the suitability, cost and market demand for beneficiation or recycling of coal ash from these units. The extended moratorium does not apply to a permit required for an impoundment where CCRs have already been removed and placed in another impoundment on-site, are being removed from an impoundment, or are being processed in connection with a recycling or beneficial use project. In connection with this legislation, in the second quarter of 2018 Virginia Power recorded an increase to its ARO and a related environmental liability related to future ash pond and landfill closure costs of $131 million, which resulted in an $81 million ($60 million after-tax) charge recorded in other operations and maintenance expense in its Consolidated Statement of Income, a $46 million increase in property, plant and equipment associated with asset retirement costs and a $4 million increase in regulatory assets. The actual AROs related to the CCR rule may vary substantially from the estimates used to record the obligation.

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

Two parties have separately filed petitions for review of the FERC order in the U.S. Court of Appeals for the D.C. Circuit, which petitions were consolidated. Separately, one party requested a stay of the FERC order until the judicial proceedings are complete, which the court denied in June 2015. In July 2016, the court denied one party’s petition for review of the FERC order authorizing the Liquefaction Project. The court also issued a decision remanding the other party’s petition for review of the FERC order to FERC for further explanation of FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. In September 2017, FERC issued its order on remand from the U.S. Court of Appeals for the D.C. Circuit, and reaffirmed its ruling in its prior orders that Cove Point did not violate the prohibition against undue discrimination by agreeing to a capacity reduction and early contract termination with the existing import shipper. In October 2017, the party filed a request for rehearing of the FERC order on remand. In August 2018, FERC issued its rehearing order affirming and clarifying its previous orders.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility, also entered in October 2017, with a stated maturity date of October 2021. Dominion Energy’s maximum potential loss exposure under the terms of the guarantee is limited to 48% of the outstanding borrowings under the revolving credit facility, an equal percentage to Dominion Energy’s ownership in Atlantic Coast Pipeline. As of September 30, 2018, Atlantic Coast Pipeline had borrowed $1.0 billion against the revolving credit facility and borrowed an additional $132 million in October 2018. Dominion Energy’s Consolidated Balance Sheets include a liability of $23 million associated with this guarantee agreement at September 30, 2018.

In addition, at September 30, 2018, Dominion Energy had issued $48 million of guarantees, primarily to support other equity method investees. No amounts related to the other guarantees have been recorded.

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

At September 30, 2018, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,196
Nuclear obligations(2)	200
Cove Point(3)	1,900
Solar(4)	640
Other(5)	543
Total(6)	$5,479
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

(5)

Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations, construction projects and insurance programs. Due to the uncertainty of workers’ compensation claims, the parental guarantee has no stated limit.  Also included are guarantees related to certain DGI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower. As of September 30, 2018, Dominion Energy's maximum remaining cumulative exposure under these equity funding agreements is $4 million through 2019 and its maximum annual future contribution is approximately $4 million.

(6)

Excludes Dominion Energy's guarantee for the construction of a new corporate office property as discussed in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017.

Additionally, at September 30, 2018, Dominion Energy had purchased $169 million of surety bonds, including $70 million at Virginia Power and $26 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $132 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 17. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017 as updated in Current Report on Form 8-K, filed June 6, 2018.

At September 30, 2018, Dominion Energy’s gross credit exposure related to energy marketing and price risk management activities totaled $61 million. Of this amount, investment grade counterparties, including those internally rated, represented 41%. No single counterparty, whether investment grade or non-investment grade, exceeded $9 million of exposure. At September 30, 2018, Virginia Power’s exposure related to wholesale customers totaled $51 million. Of this amount, investment grade counterparties, including those internally rated, represented 48%. No single counterparty, whether investment grade or non-investment grade, exceeded $9 million of exposure. At September 30, 2018, Dominion Energy Gas’ exposure primarily related to wholesale customers totaled less than $1 million. Of this amount, investment grade counterparties, including those internally rated, represented 2%. No single counterparty, whether investment grade or non-investment grade, exceeded $1 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2018 and December 31, 2017, Dominion Energy would have been required to post $24 million and $62 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted no collateral at September 30, 2018 or December 31, 2017 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash at September 30, 2018 and December 31, 2017 was $22 million and $65 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Energy Gas were not material as of September 30, 2018 and December 31, 2017. See Note 9 for further information about derivative instruments.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At September 30, 2018, Virginia Power’s derivative assets and liabilities with affiliates were $16 million and $3 million, respectively. At December 31, 2017, Virginia Power’s derivative assets and liabilities with affiliates were $11 million and $5 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018. At September 30, 2018 and December 31, 2017, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $600 million and $505 million, respectively.  At September 30, 2018 and December 31, 2017, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $241 million and $199 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Commodity purchases from affiliates	$196	$170	$733	$519
Services provided by affiliates(1)	106	109	338	333
Services provided to affiliates	6	5	17	17
(1)

Includes capitalized expenditures of $34 million and $33 million for the three months ended September 30, 2018 and 2017, respectively, and $109 million and $104 million for the nine months ended September 30, 2018 and 2017, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $15 million and $33 million in short-term demand note borrowings from Dominion Energy as of September 30, 2018 and December 31, 2017, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of September 30, 2018 and December 31, 2017. Interest charges related to Virginia Power’s borrowings from Dominion Energy were less than $1 million for the three and nine months ended September 30, 2018 and 2017.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and nine months ended September 30, 2018 and 2017.

Dominion Energy Gas

Transactions with Related Parties

Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates and related parties, including construction services, which are presented separately from contracts involving commodities or services. As of September 30, 2018 and December 31, 2017, all of Dominion Energy Gas' commodity derivatives were with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding transactions with Atlantic Coast Pipeline.

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed on June 6, 2018. At September 30, 2018 and December 31, 2017, amounts due from Dominion Energy associated with the Dominion Energy Pension Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $763 million and $734 million, respectively. At September 30, 2018 and December 31, 2017, Dominion Energy Gas’ amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $12 million and $7 million, respectively.

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

Presented below are Dominion Energy Gas’ significant transactions with DES and other affiliates and related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Sales of natural gas and transportation and storage services to affiliates	$17	$15	$51	$51
Purchases of natural gas from affiliates	1	2	2	4
Services provided by related parties(1)	32	36	98	106
Services provided to related parties(2)	53	37	166	113

(1)

Includes capitalized expenditures of $10 million and $13 million for the three months ended September 30, 2018 and 2017, respectively, and $27 million and $33 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related-party VIE.

The following table presents affiliated and related party balances reflected in Dominion Energy Gas’ Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
(millions)
Other receivables(1)	$15	$12
Customer receivables from related parties	1	1
Imbalances receivable from affiliates	—	1
Imbalances payable to affiliates(2)	7	—
Affiliated notes receivable(3)	17	20
(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.

Dominion Energy Gas’ borrowings under the intercompany revolving credit agreement with Dominion Energy were $24 million and $18 million as of September 30, 2018 and December 31, 2017, respectively. Interest charges related to Dominion Energy Gas’ total borrowings from Dominion Energy were less than $1 million for the three and nine months ended September 30, 2018 and 2017.

Note 19. Employee Benefit Plans

Dominion Energy

The components of Dominion Energy’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
(millions)
Three Months Ended September 30,
Service cost	$39	$35	$7	$7
Interest cost	85	86	14	15
Expected return on plan assets	(165)	(160)	(36)	(32)
Amortization of prior service cost (credit)	—	—	(13)	(13)
Amortization of net actuarial loss	48	40	3	3
Settlements	—	1	—	—
Net periodic benefit cost (credit)	$7	$2	$(25)	$(20)
Nine Months Ended September 30,
Service cost	$118	$104	$20	$20
Interest cost	253	259	42	45
Expected return on plan assets	(498)	(480)	(107)	(95)
Amortization of prior service cost (credit)	1	1	(39)	(38)
Amortization of net actuarial loss	145	121	8	9
Settlements	—	2	—	—
Net periodic benefit cost (credit)	$19	$7	$(76)	$(59)

Employer Contributions

During the nine months ended September 30, 2018, Dominion Energy made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2018.

Dominion Energy Gas

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018. See Note 18 for more information.

The components of Dominion Energy Gas’ provision for net periodic benefit cost (credit) for employees represented by collective bargaining units were as follows

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
(millions)
Three Months Ended September 30,
Service cost	$4	$3	$1	$1
Interest cost	7	7	3	3
Expected return on plan assets	(36)	(34)	(7)	(7)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	4	4	—	1
Net periodic benefit credit	$(21)	$(20)	$(4)	$(3)
Nine Months Ended September 30,
Service cost	$13	$11	$3	$3
Interest cost	21	22	8	9
Expected return on plan assets	(111)	(105)	(21)	(19)
Amortization of prior service credit	—	—	(3)	(2)
Amortization of net actuarial loss	14	12	2	2
Net periodic benefit credit	$(63)	$(60)	$(11)	$(7)

Employer Contributions

During the nine months ended September 30, 2018, Dominion Energy Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs, for both employees represented by collective bargaining units and employees not represented by collective bargaining units, during the remainder of 2018.

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

In the nine months ended September 30, 2018, Dominion Energy reported after-tax net expenses of $253 million for specific items in the Corporate and Other segment, with $188 million of net expenses attributable to its operating segments. In the nine months ended September 30, 2017, Dominion Energy reported after-tax net expenses of $17 million for specific items in the Corporate and Other segment, with $1 million of net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2018 primarily related to the impact of the following items:

•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers, attributable to:

•	Power Generation ($109 million after-tax); and
•	Power Delivery ($51 million after-tax).
•	A $156 million ($121 million after-tax) increased net investment earnings on nuclear decommissioning trust funds attributable to Power Generation.

•	A $124 million ($88 million after tax) charge for disallowance of FERC-regulated plant attributable to Gas Infrastructure.

•

An $81 million ($60 million after-tax) charge associated primarily with the asset retirement obligations for ash ponds and landfills at certain utility generation facilities in connection with the enactment of Virginia legislation in April 2018 attributable to Power Generation.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Power Delivery	Power Generation	Gas Infrastructure	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended September 30, 2018
Total revenue from external customers	$596	$2,021	$836	$—	$(2)	$3,451
Intersegment revenue	5	3	7	160	(175)	—
Total operating revenue	601	2,024	843	160	(177)	3,451
Net income attributable to Dominion Energy	163	414	264	13	—	854
Three Months Ended September 30, 2017
Total revenue from external customers	$580	$1,931	$459	$3	$206	$3,179
Intersegment revenue	4	3	204	150	(361)	—
Total operating revenue	584	1,934	663	153	(155)	3,179
Net income (loss) attributable to Dominion Energy	138	369	187	(29)	—	665
Nine Months Ended September 30, 2018
Total revenue from external customers	$1,687	$5,516	$2,972	$(210)	$40	$10,005
Intersegment revenue	17	8	21	505	(551)	—
Total operating revenue	1,704	5,524	2,993	295	(511)	10,005
Net income (loss) attributable to Dominion Energy	464	1,038	840	(536)	—	1,806
Nine Months Ended September 30, 2017
Total revenue from external customers	$1,664	$5,091	$1,949	$12	$660	$9,376
Intersegment revenue	16	8	645	451	(1,120)	—
Total operating revenue	1,680	5,099	2,594	463	(460)	9,376
Net income (loss) attributable to Dominion Energy	390	870	613	(186)	—	1,687

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

In the nine months ended September 30, 2018, Virginia Power reported after-tax net expenses of $229 million for specific items in the Corporate and Other segment, with $226 million of net expenses attributable to its operating segments. In the nine months ended September 30, 2017, Virginia Power reported after-tax net expenses of $7 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

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

The net expense for specific items attributable to Virginia Power’s operating segments in 2017 primarily related to the impact of the following item which was attributable to Power Delivery:

•	A $16 million ($10 million after-tax) charge arising from a proposed customer settlement.

The following table presents segment information pertaining to Virginia Power’s operations:

	Power Delivery	Power Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2018
Operating revenue	$595	$1,637	$—	$2,232
Net income	163	347	10	520
Three Months Ended September 30, 2017
Operating revenue	$580	$1,574	$—	$2,154
Net income	137	314	8	459
Nine Months Ended September 30, 2018
Operating revenue	$1,686	$4,338	$(215)	$5,809
Net income (loss)	462	796	(215)	1,043
Nine Months Ended September 30, 2017
Operating revenue	$1,670	$4,062	$—	$5,732
Net income	387	735	11	1,133

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

In the nine months ended September 30, 2018, Dominion Energy Gas reported after-tax net expenses of $100 million for specific items in the Corporate and Other segment, with $99 million of net expenses attributable to its operating segment. In the nine months ended September 30, 2017, Dominion Energy Gas reported after-tax net expenses of $9 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net expense for specific items in 2018 was due to a $124 million ($88 million after-tax) charge for disallowance of FERC-regulated plant.

The net expense for specific items in 2017 was due to a $15 million ($9 million after-tax) charge to write-off the balance of a regulatory asset no longer considered probable of recovery.

The following table presents segment information pertaining to Dominion Energy Gas’ operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2018
Operating revenue	$423	$—	$423
Net income (loss)	146	(10)	136
Three Months Ended September 30, 2017
Operating revenue	$401	$—	$401
Net income (loss)	121	(4)	117
Nine Months Ended September 30, 2018
Operating revenue	$1,408	$—	$1,408
Net income (loss)	421	(104)	317
Nine Months Ended September 30, 2017
Operating revenue	$1,313	$—	$1,313
Net income (loss)	318	(16)	302

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2018, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and financial instruments at fair value, impairment testing of goodwill, long-lived assets and equity method investments and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2018	2017	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion Energy	$854	$665	$189
Diluted EPS	1.30	1.03	0.27
Year-to-Date
Net income attributable to Dominion Energy	$1,806	$1,687	$119
Diluted EPS	2.77	2.66	0.11

Overview

Third Quarter 2018 vs. 2017

Net income attributable to Dominion Energy increased 28%, primarily due to increased net investment earnings on nuclear decommissioning trust funds and the commencement of commercial operations of the Liquefaction Project.

Year-To-Date 2018 vs. 2017

Net income attributable to Dominion Energy increased 7%, primarily due to the commencement of commercial operations of the Liquefaction Project and increased net investment earnings on nuclear decommissioning trust funds. These increases were partially offset by a charge associated with Virginia legislation enacted in March 2018.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Third Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Operating revenue	$3,451	$3,179	$272	$10,005	$9,376	$629
Electric fuel and other energy-related purchases	761	638	123	2,128	1,711	417
Purchased (excess) electric capacity	50	21	29	87	(8)	95
Purchased gas	5	24	(19)	409	441	(32)
Net revenue	2,635	2,496	139	7,381	7,232	149
Other operations and maintenance	782	697	85	2,585	2,308	277
Depreciation, depletion and amortization	526	485	41	1,487	1,421	66
Other taxes	177	162	15	542	519	23
Other income	373	121	252	658	391	267
Interest and related charges	378	305	73	1,053	905	148
Income tax expense	262	272	(10)	485	683	(198)
Noncontrolling interests	29	31	(2)	81	100	(19)

An analysis of Dominion Energy’s results of operations follows:

Third Quarter 2018 vs. 2017

Net revenue increased 6%, primarily reflecting:

•

A $181 million increase due to commencement of commercial operations of the Liquefaction Project, including terminalling services provided to the export customers ($175 million) and regulated gas transportation contracts to serve the export customers ($19 million), partially offset by credits associated with the start-up phase of the Liquefaction Project ($13 million);

•	A $36 million increase in sales to electric utility retail customers from an increase in cooling degree days;
•	A $23 million increase due to growth projects placed in service, other than the Liquefaction Project;
•	A $22 million increase due to favorable pricing at merchant generation facilities; and
•	An $18 million increase in services performed for Atlantic Coast Pipeline; partially offset by
•	A $68 million decrease for regulated electric generation and electric and gas distribution operations as a result of the 2017 Tax Reform Act;
•	A $28 million decrease in rate adjustment clauses associated with electric utility operations, which includes the impacts of the 2017 Tax Reform Act; and
•	A $16 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2018.

Other operations and maintenance increased 13%, primarily reflecting:

•	An $18 million increase in operating expenses from the commercial operations of the Liquefaction Project and costs associated with regulated gas transportation contracts to serve the export customers;
•	An $18 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income;
•	A $17 million increase in salaries, wages and benefits; and
•	A $14 million increase in storm damage and service restoration costs.

Other income increased $252 million, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds ($148 million) and a gain on the sale of Dominion Energy’s 25% limited partnership interest in Catalyst Old River Hydroelectric Limited Partnership ($87 million).

Interest and related charges increased 24%, primarily due to the absence of capitalization of interest expense associated with the Liquefaction Project upon completion of construction ($38 million), higher long-term debt interest expense resulting from net debt issuances in 2018 ($12 million) and associated variable interest rates ($9 million) and increases in the carrying amount of commercial paper and associated interest rates ($9 million).

Income tax expense decreased 4%, primarily due to the 2017 Tax Reform Act ($109 million), partially offset by higher pre-tax income ($62 million) and lower renewable energy investment tax credits ($46 million).

Year-To-Date 2018 vs. 2017

Net revenue increased 2%, primarily reflecting:

•

A $324 million increase due to commencement of commercial operations of the Liquefaction Project, including terminalling services provided to the export customers ($334 million) and regulated gas transportation contracts to serve the export customers ($38 million), partially offset by credits associated with the start-up phase of the Liquefaction Project ($48 million);

•

An increase in sales to electric utility retail customers from an increase in heating degree days during the heating season of 2018 ($69 million) and an increase in cooling degree days during the cooling season of 2018 ($69 million);

•	A $115 million increase due to favorable pricing at merchant generation facilities;
•	An $87 million increase due to growth projects placed in service, other than the Liquefaction Project;
•	A $63 million increase in services performed for Atlantic Coast Pipeline; and
•

A $27 million increase in sales to electric utility retail customers due to customer growth ($39 million), partially offset by changes in customer usage and other factors ($12 million); partially offset by

•	A $215 million charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers;
•	A $203 million decrease for regulated electric generation and electric and gas distribution operations as a result of the 2017 Tax Reform Act;
•

A $77 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2017 ($112 million) and the annual PJM capacity performance market effective June 2018 ($22 million), partially offset by a benefit related to non-utility generators ($57 million); and

•	A $70 million decrease in rate adjustment clauses associated with electric utility operations, which includes the impacts of the 2017 Tax Reform Act.

Other operations and maintenance increased 12%, primarily reflecting:

•	A $135 million increase due to a charge for disallowance of FERC-regulated plant;
•	An $81 million increase due to a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018;
•	A $62 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income;
•	A $49 million increase in storm damage and service restoration costs;
•	A $45 million increase in salaries, wages and benefits; and
•

A $34 million increase in operating expenses from the commercial operations of the Liquefaction Project and costs associated with regulated gas transportation contracts to serve the export customers; partially offset by

•	A $68 million decrease from a reduction in planned outage days at certain merchant and utility generation facilities; and
•	A $55 million decrease from gains related to agreements to convey shale development rights under natural gas storage fields.

Depreciation, depletion and amortization increased 5%, primarily due to an increase from various growth projects being placed into service ($142 million), including the Liquefaction Project ($49 million), partially offset by revised depreciation rates for regulated nuclear plants to comply with the Virginia Commission requirements ($53 million).

Other income increased 68%, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds ($146 million) and a gain on the sale of Dominion Energy’s 25% limited partnership interest in Catalyst Old River Hydroelectric Limited Partnership ($87 million).

Interest and related charges increased 16%, primarily due to the absence of capitalization of interest expense associated with the Liquefaction Project upon completion of construction ($71 million), higher long-term debt interest expense resulting from net debt issuances in 2018 and 2017 ($38 million) and increases in the carrying amount of commercial paper and associated interest rates ($22 million).

Income tax expense decreased 29%, primarily due to the 2017 Tax Reform Act ($279 million) and lower pre-tax income ($34 million), partially offset by lower renewable energy investment tax credits ($119 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income attributable to Dominion Energy:

	Net Income attributable to Dominion Energy			Diluted EPS
	2018	2017	$ Change	2018	2017	$ Change
(millions, except EPS)
Third Quarter
Power Delivery	$163	$138	$25	$0.25	$0.21	$0.04
Power Generation	414	369	45	0.63	0.57	0.06
Gas Infrastructure	264	187	77	0.40	0.29	0.11
Primary operating segments	841	694	147	1.28	1.07	0.21
Corporate and Other	13	(29)	42	0.02	(0.04)	0.06
Consolidated	$854	$665	$189	$1.30	$1.03	$0.27

Year-To-Date
Power Delivery	$464	$390	$74	$0.71	$0.62	$0.09
Power Generation	1,038	870	168	1.59	1.37	0.22
Gas Infrastructure	840	613	227	1.29	0.97	0.32
Primary operating segments	2,342	1,873	469	3.59	2.96	0.63
Corporate and Other	(536)	(186)	(350)	(0.82)	(0.30)	(0.52)
Consolidated	$1,806	$1,687	$119	$2.77	$2.66	$0.11

Power Delivery

Presented below are selected operating statistics related to Power Delivery’s operations:

	Third Quarter			Year-To-Date
	2018	2017	% Change	2018	2017	% Change
Electricity delivered (million MWh)	24.0	23.0	4%	67.0	63.2	6%
Degree days (electric distribution service area):
Cooling	1,271	1,124	13	1,890	1,698	11
Heating	—	2	(100)	2,306	1,825	26
Average electric distribution customer accounts (thousands)(1)	2,603	2,576	1	2,597	2,570	1
(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Power Delivery’s net income contribution:

	Third Quarter 2018 vs. 2017 Increase (Decrease)		Year-To-Date 2018 vs. 2017 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$6	$0.01	$28	$0.04
Other	21	0.03	37	0.06
Storm damage and service restoration	(8)	(0.01)	(12)	(0.02)
Rate adjustment clause equity return	6	0.01	11	0.02
Other	—	—	10	0.01
Share dilution	—	—	—	(0.02)
Change in net income contribution	$25	$0.04	$74	$0.09

Power Generation

Presented below are selected operating statistics related to Power Generation’s operations:

	Third Quarter			Year-To-Date
	2018	2017	% Change	2018	2017	% Change
Electricity supplied (million MWh):
Utility	24.0	23.1	4%	67.1	64.7	4%
Merchant	8.1	7.9	3	23.1	22.7	2
Degree days (electric utility service area):
Cooling	1,271	1,124	13	1,890	1,698	11
Heating	—	2	(100)	2,306	1,825	26

Presented below, on an after-tax basis, are the key factors impacting Power Generation’s net income contribution:

	Third Quarter 2018 vs. 2017 Increase (Decrease)		Year-To-Date 2018 vs. 2017 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Merchant generation margin	$15	$0.02	$109	$0.17
Regulated electric sales:
Weather	15	0.02	56	0.09
Other	(6)	(0.01)	(13)	(0.02)
Electric capacity	(11)	(0.02)	(49)	(0.08)
Planned outage costs	1	—	41	0.07
Depreciation and amortization	6	0.01	16	0.03
Renewable energy investment tax credits	4	0.01	(51)	(0.08)
2017 Tax Reform Act impacts	12	0.02	44	0.07
Other	9	0.02	15	0.02
Share dilution	—	(0.01)	—	(0.05)
Change in net income contribution	$45	$0.06	$168	$0.22

Gas Infrastructure

Presented below are selected operating statistics related to Gas Infrastructure’s operations:

	Third Quarter			Year-To-Date
	2018	2017	% Change	2018	2017	% Change
Gas distribution throughput (bcf):
Sales	9	10	(10%)	85	85	-%
Transportation	153	143	7	525	469	12
Heating degree days (gas distribution service area):
Eastern region	48	66	(27)	3,633	2,940	24
Western region	18	131	(86)	2,518	3,024	(17)
Average gas distribution customer accounts (thousands)(1):
Sales	1,253	1,234	2	1,254	1,234	2
Transportation	1,092	1,082	1	1,097	1,089	1
Average retail energy marketing customer accounts (thousands)(1)	867	1,463	(41)	864	1,447	(40)

(1)Period average.

Presented below, on an after-tax basis, are the key factors impacting Gas Infrastructure’s net income contribution:

	Third Quarter 2018 vs. 2017 Increase (Decrease)		Year-To-Date 2018 vs. 2017 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
2017 Tax Reform Act impacts	$24	$0.03	$91	$0.14
Assignment of shale development rights	3	—	33	0.05
State legislative change	—	—	18	0.03
Transportation and storage growth projects	9	0.02	27	0.04
Cove Point export contracts	94	0.15	168	0.27
Cove Point import contracts	—	—	(12)	(0.02)
Interest expense, net	(31)	(0.05)	(59)	(0.09)
Other	(22)	(0.03)	(39)	(0.06)
Share dilution	—	(0.01)	—	(0.04)
Change in net income contribution	$77	$0.11	$227	$0.32

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$122	$—	$122	$(188)	$(1)	$(187)
Specific items attributable to Corporate and Other segment	(26)	(7)	(19)	(65)	(16)	(49)
Total specific items	96	(7)	103	(253)	(17)	(236)
Other corporate operations:
Renewable energy investment tax credits	(1)	52	(53)	11	79	(68)
2017 Tax Reform Act impacts	(21)	—	(21)	(60)	—	(60)
Interest expense, net	(93)	(85)	(8)	(265)	(258)	(7)
Other	32	11	21	31	10	21
Total other corporate operations	(83)	(22)	(61)	(283)	(169)	(114)
Total net expense	$13	$(29)	$42	$(536)	$(186)	$(350)
EPS impact	$0.02	$(0.04)	$0.06	$(0.82)	$(0.30)	$(0.52)

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

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Net income	$520	$459	$61	$1,043	$1,133	$(90)

Overview

Third Quarter 2018 vs. 2017

Net income increased 13%, primarily due an increase in cooling degree days in the service territory.

Year-To-Date 2018 vs. 2017

Net income decreased 8%, primarily due to a charge associated with Virginia legislation enacted in March 2018, a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018 and an increase in net electric capacity expense, partially offset by an increase in heating and cooling degree days in the service territory.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Operating revenue	$2,232	$2,154	$78	$5,809	$5,732	$77
Electric fuel and other energy-related purchases	648	549	99	1,747	1,414	333
Purchased (excess) electric capacity	50	21	29	87	(8)	95
Net revenue	1,534	1,584	(50)	3,975	4,326	(351)
Other operations and maintenance	404	373	31	1,242	1,126	116
Depreciation and amortization	295	288	7	839	854	(15)
Other taxes	79	76	3	241	233	8
Other income	25	13	12	49	57	(8)
Interest and related charges	130	128	2	388	373	15
Income tax expense	131	273	(142)	271	664	(393)

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2018 vs. 2017

Net revenue decreased 3%, primarily reflecting:

•	A $49 million decrease for regulated generation and distribution operations as a result of the 2017 Tax Reform Act;
•	A $28 million decrease from rate adjustment clauses, which includes the impacts of the 2017 Tax Reform Act; and
•	A $16 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2018; partially offset by
•	A $36 million increase in sales to retail customers from an increase in cooling degree days; and

•	A $14 million increase in sales to retail customers due to customer growth.

Other operations and maintenance increased 8%, primarily reflecting:

•	A $14 million increase due to storm damage and service restoration costs; and
•	An $11 million increase due to the inclusion of security expenses associated with interim storage of spent nuclear fuel in base rates effective August 2018.

Other income increased 92%, primarily due to higher realized gains (including investment income) on nuclear decommissioning trust funds ($17 million).

Income tax expense decreased 52%, primarily due to the 2017 Tax Reform Act ($100 million) and lower pre-tax income ($28 million).

Year-To-Date 2018 vs. 2017

Net revenue decreased 8%, primarily reflecting:

•	A $215 million charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers;
•	A $140 million decrease for regulated generation and distribution operations as a result of the 2017 Tax Reform Act;
•

A $77 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2017 ($112 million) and the annual PJM capacity performance market effective June 2018 ($22 million), partially offset by a benefit related to non-utility generators ($57 million); and

•	A $70 million decrease from rate adjustment clauses, which includes the impacts of the 2017 Tax Reform Act; partially offset by
•

An increase in sales to retail customers from an increase in heating degree days during the heating season of 2018 ($69 million) and an increase in cooling degree days during the cooling season of 2018 ($69 million); and

•	A $27 million increase in sales to retail customers due to customer growth ($39 million), partially offset by changes in customer usage and other factors ($12 million).

Other operations and maintenance increased 10%, primarily reflecting:

•	An $81 million increase due to a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018;
•	A $49 million increase due to storm damage and service restoration costs; and
•	An $11 million increase due to the inclusion of security expenses associated with interim storage of spent nuclear fuel in base rates effective August 2018, partially offset by
•	A $26 million decrease from fewer planned outage days at certain generation facilities.

Depreciation and amortization decreased 2%, primarily due to revised depreciation rates for regulated nuclear plants to comply with the Virginia Commission requirements ($53 million), partially offset by various growth projects being placed into service ($39 million).

Other income decreased 14%, primarily related to the electric transmission tower rental portfolio, including the absence of the assignment of such amounts to Vertical Bridge Towers II, LLC, ($16 million), the absence of interest income associated with the settlement of state income tax refund claims ($11 million), and lower tax recoveries associated with contributions in aid of construction ($4 million), partially offset by higher realized gains (including investment income) on nuclear decommissioning trust funds ($13 million) and the absence of a charge associated with a customer settlement ($16 million).

Income tax expense decreased 59%, primarily due to the 2017 Tax Reform Act ($198 million) and lower pre-tax income ($169 million).

Dominion Energy Gas

Results of Operations

Presented below is a summary of Dominion Energy Gas’ consolidated results:

	Third Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Net income	$136	$117	$19	$317	$302	$15

Overview

Third Quarter 2018 vs. 2017

Net income increased 16%, primarily due to regulated natural gas transmission activities from growth projects placed into service.

Year-To-Date 2018 vs. 2017

Net income increased 5%, primarily due to regulated natural gas transmission activities from growth projects placed into service, impacts of the 2017 Tax Reform Act and an increase in gains from agreements to convey shale development rights underneath several natural gas storage fields, partially offset by a charge for disallowance of FERC-regulated plant.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy Gas’ results of operations:

	Third Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Operating revenue	$423	$401	$22	$1,408	$1,313	$95
Purchased (excess) gas	(7)	19	(26)	22	100	(78)
Other energy-related purchases	26	4	22	88	11	77
Net revenue	404	378	26	1,298	1,202	96
Other operations and maintenance	116	94	22	583	440	143
Depreciation and amortization	61	57	4	173	167	6
Other taxes	45	42	3	152	139	13
Earnings from equity method investee	4	4	—	18	15	3
Other income	34	27	7	99	79	20
Interest and related charges	28	25	3	79	72	7
Income tax expense	56	74	(18)	111	176	(65)

An analysis of Dominion Energy Gas’ results of operations follows:

Third Quarter 2018 vs. 2017

Net revenue increased 7%, primarily reflecting:

•	A $19 million increase due to regulated natural gas transmission growth projects placed in service;
•	An $18 million increase in services performed for Atlantic Coast Pipeline; and
•	A $4 million increase in PIR program revenues; partially offset by
•	An $8 million decrease for regulated distribution operations as a result of the 2017 Tax Reform Act; and
•	A $4 million decrease from scheduled declines in certain DETI contracts.

Other operations and maintenance increased 23%, primarily reflecting:

•	An $18 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; and

•	An $11 million increase in salaries, wages and benefits; partially offset by
•	A $5 million decrease from gains related to agreements to convey shale development rights under natural gas storage fields.

Other income increased 26%, primarily due to a decrease in the non-service components of pension and other postretirement employee benefit credits capitalized to property, plant and equipment in 2018.

Interest and related charges increased 12%, primarily due to higher interest expense on long-term debt due to an issuance in the second quarter 2018 and associated interest rates ($5 million), partially offset by an increase in deferred carrying costs ($2 million).

Income tax expense decreased 24%, primarily due to the 2017 Tax Reform Act.

Year-To-Date 2018 vs. 2017

Net revenue increased 8%, primarily reflecting:

•	A $63 million increase in services performed for Atlantic Coast Pipeline;
•	A $55 million increase due to regulated natural gas transmission growth projects placed in service; and
•	A $15 million increase in PIR program revenues; partially offset by
•	A $27 million decrease for regulated distribution operations as a result of the 2017 Tax Reform Act; and
•	An $18 million decrease from scheduled declines in certain DETI contracts.

Other operations and maintenance increased 33%, primarily reflecting:

•	A $135 million increase due to a charge for disallowance of FERC-regulated plant; and
•	A $62 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; partially offset by
•	A $55 million decrease from gains related to agreements to convey shale development rights under natural gas storage fields; and
•	A $15 million decrease from the absence of a charge to write-off the balance of a regulatory asset no longer considered probable of recovery.

Earnings from equity method investee increased 20%, primarily due to higher earnings from unsubscribed capacity as a result of an increase in heating degree days at Iroquois.

Other income increased 25%, primarily due to a decrease in the non-service components of pension and other postretirement employee benefit credits capitalized to property, plant and equipment in 2018 ($27 million) partially offset by AFUDC on rate-regulated projects ($6 million).

Interest and related charges increased 10%, primarily due to higher interest expense on long-term debt due to an issuance in the second quarter of 2018 and associated interest rates ($5 million), increased interest expense on commercial paper due to higher commercial paper rates ($2 million), a decrease in AFUDC ($2 million) and an increase in interest associated with tax deficiencies ($1 million), partially offset by an increase in deferred carrying costs ($5 million).

Income tax expense decreased 37%, primarily due to the 2017 Tax Reform Act ($53 million) and lower pre-tax income ($18 million), partially offset by the absence of a settlement with state tax authorities ($5 million).

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At September 30, 2018, Dominion Energy had $2.9 billion of unused capacity under its credit facility. See Note 15 to the Consolidated Financial Statements for more information.

A summary of Dominion Energy’s cash flows is presented below:

	2018	2017
(millions)
Cash, restricted cash and equivalents at January 1	$185	$322
Cash flows provided by (used in):
Operating activities	3,711	3,672
Investing activities	(3,369)	(4,868)
Financing activities	(140)	1,175
Net increase (decrease) in cash, restricted cash and equivalents	202	(21)
Cash, restricted cash and equivalents at September 30	$387	$301

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $39 million, primarily due to higher merchant generation margin, favorable impact of weather and the commencement of commercial operations of the Liquefaction Project, partially offset by lower deferred fuel cost recoveries in the Virginia jurisdiction, increased interest expense and one-time rate credits to electric utility customers.

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

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of September 30, 2018 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$21	$—	$21
Non-investment grade(2)	4	—	4
No external ratings:
Internally rated—investment grade(3)	4	—	4
Internally rated—non-investment grade(4)	32	—	32
Total	$61	$—	$61
(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 30% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 32% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $1.5 billion, primarily due to a decrease in plant construction, including the Liquefaction Project, and other property additions and a decrease in acquisitions of solar development projects.

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

Net cash used by Dominion Energy's financing activities was $140 million for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $1.2 billion for the nine months ended September 30, 2017, primarily due to lower net debt issuances, lower issuance of common stock, and higher common dividend payments.

In September 2018, Cove Point closed on an up to $3.0 billion term loan that is secured by Dominion Energy’s common equity interest in Cove Point, bears interest at a variable rate and matures in 2021. In accordance with the terms of the term loan, Cove Point borrowed $2.0 billion at closing and can borrow up to an additional $1.0 billion by the end of 2018.

In November 2017, Dominion Energy filed an SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. The balance as of September 30, 2018 was $7 million. The notes are short-term debt obligations on Dominion Energy’s Consolidated Balance Sheets. The proceeds will be used for general corporate purposes and to repay debt.

In September 2018, Dominion Energy made a non-binding offer to Dominion Energy Midstream to acquire all outstanding common units not owned by Dominion Energy. Under the terms of the offer, each outstanding publicly held Dominion Energy Midstream common unit would be converted to 0.2468 Dominion Energy common shares. Also under the offer, the Series A Preferred Units not held by Dominion Energy would be converted into common units, pursuant to Dominion Energy Midstream’s partnership agreement, and receive the same per-unit consideration as the outstanding public common units.

The Board of Directors of Dominion Energy Midstream GP has authorized its conflicts committee of independent directors to review and consider the offer. Any definitive agreement is subject to approval of a majority of the outstanding common units and a majority of the outstanding common units and Series A Preferred Units voting together as a class, and is expected to contain customary closing conditions.

If a definitive agreement is reached and the proposed merger is consummated, Dominion Energy’s financial statements will reflect incremental income taxes currently attributable to the portion of Dominion Energy Midstream’s assets and liabilities attributable to the noncontrolling interest.  In addition, Dominion Energy’s financial statements may reflect changes to the measurement of regulatory liability balances for income taxes refundable through future rates resulting from the 2017 Tax Reform Act that are currently attributable to the noncontrolling interest.  Although Dominion Energy is currently unable to predict the magnitude and timing of these adjustments, such adjustments could have a material impact on Dominion Energy’s results of operations and financial condition.

See Note 15 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of September 30, 2018, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of September 30, 2018, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants. The $6.0 billion joint revolving credit facility executed in March 2018, contains the same terms and covenants as the previous facilities with the exception of an increased maximum total debt to total capital ratio, with respect to Dominion Energy only, from 65% to 67.5%.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2018, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018.

Use of Off-Balance Sheet Arrangements

As of September 30, 2018, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, except for the forward sale agreements for 20 million shares of Dominion Energy common stock, as discussed in Note 15 of the Consolidated Financial Statements.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, and Future Issues and Other Matters in MD&A in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, Note 16 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 and Note 16 in this report for additional information on various environmental matters.

Future Environmental Regulations

Air

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. In August 2018, the EPA proposed the Affordable Clean Energy rule as a replacement for the Clean Power Plan. The Affordable Clean Energy rule applies to fossil fuel-fired steam electric generating units greater than or equal to 25 MW and does not apply to combustion turbines or units that burn biomass. The proposed rule includes unit-specific performance standards based on the degree of emission reduction levels achievable from unit efficiency improvements to be determined by the permitting agency. The Affordable Clean Energy rule requires states to develop plans by 2022 to implement these performance standards which must be approved by the EPA. Given these developments and the associated federal and state regulatory and legal uncertainties, Dominion Energy cannot predict the potential financial statement impacts but believes the potential expenditures to comply could be material.

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

In January 2018, the VDEQ published for comments a proposed state carbon regulation program linked to the Regional Greenhouse Gas Initiative. The VDEQ has requested approval to re-propose the rule with a 15% lower initial carbon cap based on revised modeling that incorporates lower natural gas prices and additional solar capacity. The request was brought to the State Air Board for approval in October 2018 and a final rule is expected in mid-2019. Dominion Energy cannot currently estimate the potential financial statement impacts related to these matters, but there could be a material impact to its financial condition and/or cash flows.

Legal Matters

See Notes 13 and 22 to the Consolidated Financial Statements and Item 3. Legal Proceedings in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, Notes 13 and 16 to the Consolidated Financial Statements and Item 1. Legal Proceedings in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 and Notes 13 and 16 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Current Report on Form 8-K, filed June 6, 2018, Note 13 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 and Note 13 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke and Southern Company Gas, announced the formation of Atlantic Coast Pipeline. Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. During the third quarter of 2018, a FERC stop work order together with delays in obtaining permits necessary for construction impacted the cost and schedule for the project.  As a result project cost estimates have increased from between $6.0 billion to $6.5 billion to between $6.5 billion to $7.0 billion, excluding financing costs. Atlantic Coast Pipeline is pursuing a phased in-service approach with its customers, whereby it maintains a late 2019 in-service date for key segments of the project, while pursuing a mid-2020 in-service date for the remaining segments of the project. Abnormal weather, work delays (including due to judicial or regulatory action) and other conditions may result in cost or schedule modifications in the future, which could result in a material impact to Dominion Energy’s cash flows, financial position and/or results of operations.

Nuclear Operating Licenses

Virginia Power has filed an application with the NRC to renew operating licenses for its Surry power station for an additional 20 years. Under its current licenses, the two nuclear units are allowed to generate electricity through 2032 and 2033. A relicensing would extend their lives through 2052 and 2053. Virginia Power expects to submit a license extension application for the two units at its North Anna power station in 2020. Between the four units, Virginia Power estimates that it could spend approximately $4 billion over the next several years on the relicensing process.  The existing regulatory framework in Virginia provides rate recovery mechanisms for such costs.

Significant Power Delivery Project

As part of the annual PJM regional transmission expansion plan process, PJM authorized additional electric transmission upgrade projects, including the Fork Union substation cut in, which is expected to cost approximately $27 million and the Mt. Storm-Valley rebuild which is expected to cost approximately $285 million.

Significant Gas Infrastructure Projects

In December 2014, DETI entered into a precedent agreement with Atlantic Coast Pipeline for the Supply Header project, a project to provide approximately 1,500,000 Dths per day of firm transportation service to various customers. During the third quarter of 2018, a FERC stop work order impacted the cost of the project. As a result, project cost estimates have increased from between $550 million to $600 million to between $600 million to $650 million, excluding financing costs.  DETI anticipates maintaining a late 2019 in-service date.

In June 2015, Cove Point executed two binding precedent agreements for the approximately $150 million Eastern Market Access Project. In January 2018, Cove Point received FERC authorization to construct and operate the project facilities, which are expected to be placed in service in late 2019. In October 2018, Cove Point announced it is evaluating alternatives to a proposed Charles County, Maryland compressor station that was initially part of this project. Cove Point is working with the project customers to evaluate alternatives to meet their needs. Any resulting modification from ongoing negotiation with the project customers could impact Dominion Energy’s financial results of operations and/or financial position.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $4 million and $5 million of Dominion Energy’s commodity-based derivative instruments as of September 30, 2018 and December 31, 2017, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in the fair value of $44 million and $51 million of Virginia Power’s commodity-based derivative instruments as of September 30, 2018 and December 31, 2017, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $3 million and $4 million of Dominion Energy Gas’ commodity-based derivative instruments as of September 30, 2018 and December 31, 2017, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $26 million and $12 million decrease in earnings at September 30, 2018 and December 31, 2017, respectively. For variable rate debt outstanding for Virginia Power and Dominion Energy Gas, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2018 or December 31, 2017.

The Companies also use interest rate derivatives, including forward-starting swaps, as cash flow hedges of forecasted interest payments. As of September 30, 2018, Dominion Energy, Virginia Power and Dominion Energy Gas had $4.4 billion, $1.6 billion and $1.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $79 million, $50 million and $12 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at September 30, 2018. As of December 31, 2017, Dominion Energy and Virginia Power had $3.5 billion and $1.5 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $86 million and $67 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2017. Dominion Energy Gas had no interest rate derivatives outstanding at December 31, 2017.

Dominion Energy Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of September 30, 2018 and December 31, 2017, Dominion Energy and Dominion Energy Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $9 million and $6 million, in the fair value of Dominion Energy Gas' foreign currency swaps at September 30, 2018 and December 31, 2017, respectively.

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

Dominion Energy recognized net investment gains on nuclear decommissioning and rabbi trust investments of $350 million for the nine months ended September 30, 2018. Dominion Energy recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $137 million for the nine months ended September 30, 2017 and $167 million for the year ended December 31, 2017. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $36 million and an additional unrealized loss of $10 million for the nine months ended September 30, 2018 and recorded a net increase in unrealized gains on debt and equity investments of $271 million for the nine months ended September 30, 2017 and $462 million for the year ended December 31, 2017.

Virginia Power recognized net investment gains on nuclear decommissioning trust investments of $163 million for the nine months ended September 30, 2018. Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $59 million for the nine months ended September 30, 2017 and $76 million for the year ended December 31, 2017. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $19 million with an additional unrealized loss of $5 million for the nine months ended September 30, 2018 and recorded a net increase in unrealized gains on debt and equity investments of $127 million for the nine months ended September 30, 2017 and $216 million for the year ended December 31, 2017.

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

In August 2018, Dominion Energy, Virginia Power, and Dominion Energy Gas transitioned to a new fixed assets tracking system.  Throughout this system implementation, Dominion Energy, Virginia Power, and Dominion Energy Gas appropriately considered internal controls over financial reporting.

Other than with respect to this item, there were no changes that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect Dominion Energy’s, Virginia Power’s, or Dominion Energy Gas’ internal control over financial reporting.

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

•	Notes 13 and 16 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
•	Notes 13 and 16 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
•	Notes 13 and 16 to the Consolidated Financial Statements in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/18-7/31/18	11,968	$68.21	—	19,629,059 shares/ $1.18 billion
8/1/18-8/31/18	—	—	—	19,629,059 shares/ $1.18 billion
9/1/18-9/30/18	5,698	71.84	—	19,629,059 shares/ $1.18 billion
Total	17,666	$69.38	—	19,629,059 shares/ $1.18 billion
(1)	In July and September 2018, 11,968 shares and 5,698 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)

The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Energy Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Energy Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

3.1.a	Dominion Energy, Inc. Articles of Incorporation as amended and restated, effective May 10, 2017 (Exhibit 3.1, Form 8-K filed May 10, 2017, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.1.d	Articles of Amendment to the Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-37591).			X

3.2.a	Dominion Energy, Inc. Amended and Restated Bylaws, effective May 10, 2017 (Exhibit 3.2, Form 8-K filed May 10, 2017, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Energy Gas Holdings, LLC dated as of September 12, 2013 (Exhibit 3.2, Form 8-K filed May 16, 2017, File No. 001-37591).			X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas
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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 2, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 2, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 2, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

November 2, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 2, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION ENERGY GAS HOLDINGS, LLC Registrant

November 2, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer